Form 10-Q
period 2011-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2011-05-16
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-168407

Preferred Apartment Communities, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-1712193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 Cumberland Boulevard, Suite 400, Atlanta, GA 30339
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 818-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 13, 2011, was 5,171,899.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Preferred Apartment Communities, Inc.
(A Development Stage Company)

Consolidated Balance Sheets
(unaudited)

	March 31, 2011	December 31, 2010

ASSETS

Cash	$2,538	$22,275
Deposits and other assets	44,046	187,300
Due from related party	7,278	-
Deferred offering costs	3,264,520	620,237
Total assets	$3,318,382	$829,812

LIABILITIES and DEFICIT
Liabilities:
Accounts payable	$2,064,718	$-
Accrued expenses	94,743	-
Note payable, to related party	465,050	465,050
Revolving line of credit, to related party	52,259	200,000
Non-revolving line of credit, to related party	1,240,000	805,898
Accrued interest	28,715	15,064
Total liabilities	3,945,485	1,486,012
Commitments and contingencies (Note 8)
Deficit:
Stockholder's deficit:
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 36,666 shares issued and outstanding	366	366
Additional paid-in capital	571,962	109,632
Accumulated deficit	(1,198,233)	(766,199)
Total stockholder's deficit	(625,905)	(656,201)
Noncontrolling interest	(1,198)	1
Total deficit	(627,103)	(656,200)
Total liabilities and deficit	$3,318,382	$829,812

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Consolidated Statement of Operations

For the Three Months Ended March 31, 2011
(unaudited)

Income:	$-

Expenses:

Bank charges	(115)
Interest	(15,909)
Licenses, fees and taxes	(433)
Acquisition costs on properties	(219,716)
Professional fees	(44,511)
Insurance	(62,000)
Organizational costs	(87,300)
Other	(3,249)
Total expenses	(433,233)
Consolidated net loss	(433,233)

Less consolidated net loss attributable to noncontrolling interests	1,199
Net loss attributable to Company	$(432,034)

Net loss per share of Common Stock
Basic	$(11.78)
Diluted	$(11.78)

Weighted average number of shares of Common Stock outstanding
Basic	36,666
Diluted	36,666

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2011
(unaudited)

Operating activities
Net loss	$(433,233)
Reconciliation of net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in other assets	(6,746)
Increase in due from related party	(7,278)
Increase in accounts payable	310,920
Increase in accrued interest	13,651
Net cash used by operating activities	(122,686)

Investing activities:
Refunded deposit	150,000
Net cash provided by investing activities	150,000

Financing activities:
Increase in deferred offering costs, net of non-cash items	(333,412)
Payments on revolving line of credit	(147,741)
Proceeds from non-revolving line of credit	434,102
Net cash used by financing activities	(47,051)

Net decrease in cash	(19,737)
Cash at beginning of period	22,275
Cash at end of period	$2,538

Supplemental cash flow information:
Cash paid for interest	$2,259

Increase in deferred offering costs – non-cash:
Issuance of common stock warrant	$462,330
Increase in accounts payable	$1,753,798
Increase in accrued expenses	$94,743

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Consolidated Statement of Deficit

For the Three Months Ended March 31, 2011
(unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholder’s Deficit	Noncontrolling Interest	Total Deficit
Balance at December 31, 2010	$366	$109,632	$(766,199)	$(656,201)	$1	$(656,200)

Issuance of warrant to purchase Common Stock	—	462,330	—	462,330	—	462,330

Net loss	—	—	(432,034)	(432,034)	(1,199)	(433,233)

Balance at March 31, 2011	$366	$571,962	$(1,198,233)	$(625,905)	$(1,198)	$(627,103)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011
(unaudited)

1.	Organization

Preferred Apartment Communities, Inc., or the Company, was formed as a Maryland corporation on September 18, 2009, and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with our tax year ending December 31, 2011.  The Company was formed to acquire multifamily properties in select targeted markets throughout the United States.  As a secondary strategy, the Company may acquire senior mortgage loans, subordinated loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets as determined by our manager.  The Company will be externally managed and advised by Preferred Apartment Advisors, LLC ("PAA"), a Delaware limited liability company and related party. See Note 4.

The Company concluded on January 26, 2010 a private placement of 33,333 shares of Class B Common Stock to NELL Partners, Inc., a Georgia corporation, and a related party, see Note 4, at a price per share equal to $3.00 per share of Class B Common Stock.  In addition, on that same day the Company conducted a private placement of 3,333 shares of Class A Common Stock to NELL Partners, Inc. at a price per share equal to $3.00 per share of Class A Common Stock.

On February 22, 2011, the Company effected a change in the designation of its shares of Class A Common Stock, $0.01 par value per share, to Common Stock, par value $0.01 per share, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, $0.01 par value per share, all pursuant to an amendment to the Company's charter.  As a result of these actions, NELL Partners, Inc. now holds 36,666 shares of the Company's Common Stock.  The December 31, 2010 Consolidated Balance Sheet and Consolidated Statement of Deficit have been retroactively restated to reflect this change.

As of March 31, 2011, the Company is in the development stage and has no assets other than cash, deposits, due from related party and a deferred asset related to offering costs.  As of March 31, 2011, the Company has entered into contracts to purchase two real estate projects.  See Note 8.

The Company completed its initial public offering (the "IPO") on April 5, 2011.  The IPO resulted in the sale of 4,500,000 shares of Common Stock at a price per share of $10.00, generating gross proceeds of $45.0 million.  The aggregate proceeds to the Company, net of underwriters' discounts and commissions and other offering costs, were approximately $39.9 million.  Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), the Company sold 500,000 shares of its Common Stock to the Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for proceeds to the Company of $5 million.  See Note 4 for related party transactions.  Aggregate estimated offering expenses in connection with the private placement were approximately $284,800.

The consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership.  The Company controls through its sole general partner interest the Operating Partnership and plans to conduct substantially all of its business through the Operating Partnership.

2.	Summary of Significant Accounting Policies

Below is a discussion of significant accounting policies as the Company prepares to commence operations and acquire real estate assets:

Basis of Presentation

The consolidated financial statements include all of the accounts of the Company and the Operating Partnership as of March 31, 2011, presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.  All significant intercompany transactions have been eliminated in consolidation.  Certain adjustments have been made consisting of normal recurring accruals, which in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Deposits and Other Assets

Deposits and other assets mainly consist of two mortgage application fees related to financings on two real estate acquisitions that closed in April 2011.  See Note 11.

Deferred Offering Costs

Deferred offering costs represent offering costs incurred by the Company in connection with its planned IPO of Common Stock.  Since the IPO had not closed as of March 31, 2011, the offering costs have been deferred.  As soon as the IPO closes, all offering costs will be reclassified to the Stockholder's equity section of the Consolidated Balance Sheet as a reduction of proceeds raised in the IPO.

Noncontrolling Interest

Noncontrolling interest represents the equity interest of the Operating Partnership that is not owned by the Company.  Noncontrolling interest is adjusted for contributions, distributions and earnings (loss) attributable to the noncontrolling interest in the consolidated entity in accordance with the agreement of limited partnership of the Operating Partnership.

Acquisition Costs

The Company expenses property acquisition costs as incurred, which include costs such as due diligence, legal, environmental and consulting.

Organization and Offering Costs

The Company expenses organization costs as incurred. Offering costs which include underwriting discounts and commissions, will be charged to Stockholders' deficit when the offering becomes effective.  As of March 31, 2011, the Company's offering had not become effective, so all offering costs have been reflected as a deferred asset on the Consolidated Balance Sheets.

The Company will reimburse PAA and its affiliates for any out-of-pocket expenses to be incurred in connection with the organization of the Company and the proposed offering of shares of Common Stock to the public.  As described in Note 5 and Note 6, the Company borrowed $465,050 and $1.24 million from a related party in order to pay for certain approved offering, organization and due diligence costs which had been incurred on behalf of the Company.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

Income Taxes

The Company intends to elect to be taxed as a REIT.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders.  The Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

As of March 31, 2011, the Company had not elected REIT status, and is therefore subject to U.S. federal and state income taxes.  The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences.  Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to Company by the weighted average number of shares of Common Stock outstanding for the period.  Diluted loss per share is computed by dividing net loss attributable to Company by the weighted average number of shares of Common Stock outstanding plus potentially dilutive securities such as share grants or warrants.  No adjustment is made for shares of Common Stock that are anti-dilutive during the period.

3.   Stockholder's Deficit

On January 26, 2010, the Company issued the sole stockholder of the Company 3,333 shares of Class A Common Stock at $3 per share and 33,333 shares of Class B Common Stock at $3 per share.

On February 22, 2011, the Company effected a change in the designation of its shares of Class A Common Stock, $0.01 par value per share, to Common Stock, par value $0.01 per share, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, $0.01 par value per share, all pursuant to an amendment to the Company's charter.  As a result of these actions, NELL Partners, Inc. now holds 36,666 shares of Common Stock.

On July 29, 2010, the Board of Directors of the Company authorized the issuance and sale of up to $75.0 million in Class A Common Stock in an underwritten public offering.  On February 25, 2011, the Company amended its prior authorization to issue up to $75.0 million in Class A Common Stock in accordance with the change in all shares of Class A Common Stock to shares of Common Stock, as described above, and the Board of Directors of the Company authorized the issuance and sale of up to $75.0 million in Common Stock in an IPO.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011
(unaudited)

3.   Stockholder's Deficit (continued)

On July 29, 2010, WOF entered into a subscription agreement with the Company.  Pursuant to this agreement, WOF subscribed for the purchase from the Company such number of shares of Class A Common Stock ($0.01 par value per share) of the Company having an aggregate value of $5.0 million.  The price per share would equal the price per share of Class A Common Stock sold in the underwritten public offering.  The subscription agreement between the Company and WOF was amended on February 28, 2011, to reflect the charter amendment changing all shares of Class A Common Stock to shares of Common Stock, as described above.  Pursuant to this amendment, a subscription by WOF for such shares of Common Stock ($0.01 par value per share) of the Company having an aggregate value of $5.0 million replaced WOF's original subscription for shares of Class A Common Stock.

4.   Related Party Transactions

John A. Williams, the Company's Chief Executive Officer, President and Chairman of the Board and Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board, are also executive officers and directors of NELL Partners, Inc., which controls PAA, the Company’s external management company.

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Chief Accounting Officer, are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of WOF. WRA is also the manager of the day-to-day operations of Williams Realty Fund I, LLC, or WRF.

Based on the management agreement between the Company and PAA, PAA is entitled to the following compensation once the Company completes its IPO and commences operations:

Type of Compensation	Basis of Compensation

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced

Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total value of assets, as adjusted

Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties

General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the properties

Disposition fees	Based on the lesser of (A) one-half of the commission that would be reasonable and customary or (B) 1% of the sale price of the asset

Construction, development and landscaping fees	Market rates

Special limited partnership interest	15% of distributions from the sale of an asset and prior operations that are in excess of the capital contributed by the Company plus an amount equal to a 7% cumulative, non-compounded annual return

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011
(unaudited)

5.   Note Payable

On September 2, 2010, the Company borrowed $465,050 from WOF through the issuance of a promissory note.  See Note 4 for related party transactions.  The note has an interest rate of 4.25% per annum and has a maturity date of April 30, 2011.  The proceeds were used to reimburse for organizational, offering, acquisition and due diligence expenses.  For the three-month period ended March 31, 2011, the Company incurred interest on this note of $4,873.  The Company plans on paying off this note and any related interest with proceeds received in connection with the IPO and the private placement with WOF.  See Note 11, where the note was paid off in conjunction with the closing of the IPO and the private placement with WOF.

6.   Lines of Credit

On October 12, 2010, the Company entered into a $1 million unsecured non-revolving line of credit arrangement with WOF, which matured on March 31, 2011.  See Note 4 for related party transactions.  On March 25, 2011, the line of credit was increased to $1.25 million and the maturity date was extended to April 30, 2011.  The line is to be used to fund approved expenses incurred by the Company such as organization, offering and property acquisition expenses.  The line has an interest rate of 4.25% per annum.  For the three-month period ended March 31, 2011, the Company incurred interest on this line of credit of $10,180.  As of March 31, 2011, the outstanding balance on this line was $1.24 million.  The Company plans on paying off this line of credit and any related interest with the proceeds received in connection with the IPO and the private placement with WOF.  See Note 11, where the line of credit was paid off in conjunction with the closing of the IPO and the private placement with WOF.

On October 12, 2010, the Company entered into a $1 million unsecured revolving line of credit arrangement with WOF, which matured on March 31, 2011.  See Note 4 for related party transactions.  On March 25, 2011, the line of credit was reduced to $750,000 and the maturity date was extended to April 30, 2011.  The line is only to be used to fund certain approved deposits and escrows related to the acquisition of real estate projects and related financings.  The line has an interest rate of 4.25% per annum.  For the three month period ended March 31, 2011, the Company incurred interest on this note of $856. As of March 31, 2011, the outstanding balance on this line was $52,259.  The Company plans on paying off this line of credit and any related interest with the proceeds received in connection with the IPO and the private placement with WOF.  See Note 11, where the line of credit was paid off in conjunction with the closing of the IPO and the private placement with WOF.

7.   Income Taxes

For the three-month period ended March 31, 2011, the Company's operations resulted in a tax loss.  As of March 31, 2011, the Company has deferred federal and state tax assets totaling approximately $467,000.  Since the Company intends to elect to be taxed as a REIT effective in 2011, the Company will not be subject to federal and state income taxes after the making of such election.  Since these deferred tax assets will not be used once the Company elects REIT status, management has determined that a 100% valuation allowance is appropriate for the period ended March 31, 2011.

8.   Commitments and Contingencies

In September 2010, the Company entered into a contract to purchase a 345-unit apartment complex in Forsyth County, Georgia for $33.2 million, from a related party.  See Note 11, where the Company closed the acquisition of this property on April 21, 2011.

In September 2010, the Company entered into a contract to purchase a 216-unit apartment complex in West Vincent Township, Pennsylvania for $30.15 million, from a related party.  See Note 11, where the Company closed the acquisition of this property on April 15, 2011.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011
(unaudited)

9.   Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

For the three months ended March 31, 2011
Numerator:
Consolidated net loss	$(433,233)
Net loss attributable to noncontrolling interests	1,199
Net loss attributable to Company	$(432,034)

Denominator:
Weighted average number of shares of Common Stock - basic	36,666
Effect of dilutive securities:
Warrant (See Note A below)	-
Weighted average number of shares of Common Stock - diluted	36,666

Basic loss per share	$(11.78)

Diluted loss per share	$(11.78)

(A)
Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company on March 31, 2011 was excluded from the diluted shares calculation because the effect was antidilutive. See Note 10 for more information on this instrument.

The following issuances of Common Stock occurred after March 31, 2011, but before the issuance of the consolidated financial statements and could have a material effect on reported amounts of earnings or loss per share of Common Stock in future periods:

Date	Event	Number of shares issued
April 5, 2011	Closing of initial public offering	4,500,000
April 5, 2011	Private placement with Williams Opportunity Fund, LLC	500,000
April 5, 2011	Directors’ restricted stock grant	26,000
May 4, 2011	Closing of over-allotment option	107,361
May 5, 2011	Directors’ stock grant	1,872
	Total	5,135,233

10.  Equity Compensation

On March 31, 2011, as partial compensation for services rendered for the IPO, the Company issued to International Assets Advisory, LLC ("IAA") a warrant to purchase 150,000 shares of the Company’s Common Stock. The exercise price is $12.50 per share, which is 125% of the gross offering price to the public of $10.00 per share. The warrant may not be exercised from the date of issuance through September 27, 2011 and expires on March 31, 2015.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011
(unaudited)

10.  Equity Compensation (continued)

The Company calculated the per share value of the Common Stock warrant using the Black-Scholes method. The underlying valuation assumptions were:

Dividend yield	5.0%

Expected volatility	62.69%

Risk-free interest rate	1.765%

Expected option term (years)	4

The expected dividend yield assumption was derived from the Company's projected future quarterly dividend payments of $0.125 per share.  As of March 31, 2011, no dividends had been declared or paid.

Since the Company has a limited amount of operating history in the public equity market, the expected volatility assumption was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry that most closely approximate the Company’s size, capitalization, leverage, line of business and geographic focus markets.

The risk-free rate assumption was obtained from the treasury constant maturities nominal yield table obtained from the Federal Reserve, interpolated between the three-year and five-year yield percentages on U. S. Treasury securities on March 31, 2011.

The expected term assumption of 4 years is equal to the contractual term of the instrument. The fair value of the warrant was calculated to be $462,330 ($3.08 per share) and, since all service conditions had been met as of the date of issuance, was recorded in full at March 31, 2011 as an increase in the deferred offering costs on the Consolidated Balance Sheet and an increase in additional paid-in capital.

The warrant is exercisable, at IAA's option, in whole or in part, by either payment of the aggregate exercise price for the number of shares exercised, plus applicable transfer taxes, or by a cashless net share settlement, under which there is no maximum number of shares that could be issued.  Upon exercise of the warrant, shares of Common Stock will be issued from authorized but unissued Common Stock.

11.   Subsequent Events

On April 5, 2011, the Company paid off the note payable to WOF referred to in Note 5.  In addition to the $465,050, the Company paid approximately $11,642 in interest.

On April 5, 2011, the Company paid off the $1.25 million line of credit referred to in Note 6.  In addition to the $1.24 million outstanding on the line of credit as of April 5, 2011, the Company paid approximately $17,453 in interest.

On, April 5, 2011, the Company paid off the $750,000 line of credit referred to in Note 6.  In addition to the $52,259 outstanding on the line of credit as of April 5, 2011, the Company paid approximately $2,696 in interest.

On April 5, 2011, the Company issued 26,000 restricted shares of Common Stock to its independent directors pursuant to its 2011 Stock Incentive Plan.

Preferred Apartment Communities, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011
(unaudited)

11.   Subsequent Events (continued)

On April 15, 2011, the Company completed the acquisition of 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), the fee-simple owner of a 216-unit multifamily apartment community located in suburban Philadelphia, Pennsylvania for a total purchase price of $30.15 million, exclusive of acquisition-related and financing-related transaction costs.  The membership interests in Oxford Rise JV LLC were owned by WOF.  The Company funded the purchase price from proceeds of the IPO and concurrent private placement transaction with WOF, and a non-recourse first mortgage loan in the original principal amount of $19.5 million.  The loan bears interest at an adjustable interest rate that is calculated each month.  The adjustable interest rate is set at 277 basis points above the British Banker’s Association’s one month LIBOR rate for United States dollar deposits, or LIBOR, and is capped at 7.25% per annum.  The loan requires monthly payments of accrued interest only from the period of June 1, 2011 to May 1, 2014.  Beginning on June 1, 2014, the loan will require monthly payments of accrued interest and principal based on a 30-year amortization period.  The loan matures on May 1, 2018.  The allocation of the purchase price to the asset components acquired is not yet available.  Pro forma presentation of revenue and earnings for the three-months ended March 31, 2011, as required by ASC 805, Business Combinations, is impractical due to the present inaccessibility of sufficient financial detail to produce U.S. GAAP-compliant results.

On April 21, 2011, the Company completed the acquisition of 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), the fee-simple owner of a 345-unit multifamily apartment community located in suburban Atlanta, Georgia for a total purchase price of $33.2 million, exclusive of acquisition-related and financing-related transaction costs.  WRF owned a majority of the membership interests in PAC Summit Crossing, LLC.  The Company funded the purchase price from proceeds of the IPO and concurrent private placement transaction with WOF, and a non-recourse first mortgage loan in the original principal amount of approximately $20.9 million.  The loan bears interest at a fixed rate of interest equal to 4.71% per annum. The loan requires monthly payments of accrued interest only from the period of June 1, 2011 to May 1, 2014.  Beginning on June 1, 2014, the loan will require monthly payments of accrued interest and principal based on a 30-year amortization period.  The loan matures on May 1, 2018.  The allocation of the purchase price to the asset components acquired is not yet available.  Pro forma presentation of revenue and earnings for the three-months ended March 31, 2011, as required by ASC 805, Business Combinations, is impractical due to the present inaccessibility of sufficient financial detail to produce U.S. GAAP-compliant results.

On April 29, 2011, the Company, through its wholly owned subsidiary Trail Creek Apartments, LLC, completed the acquisition of Oxford Trail, a 204-unit multifamily townhome community located in Hampton, Virginia for a total purchase price of $23.5 million, exclusive of acquisition-related and financing-related transaction costs.  The Company purchased a fee-simple interest in the property from Oxford Trail JV LLC and funded the purchase price from proceeds of the IPO and concurrent private placement transaction with WOF, and a non-recourse first mortgage loan in the original principal amount of approximately $15.3 million.  WRF owned indirectly an approximately 10% membership interest in Oxford Trail JV LLC.The loan bears interest at an adjustable interest rate that is calculated each month. The adjustable interest rate is set at 280 basis points above LIBOR, and is capped at 6.85% per annum.  The loan requires monthly payments of accrued interest only from the period of June 1, 2011 to May 1, 2014.  Beginning on June 1, 2014, the loan will require monthly payments of accrued interest and principal based on a 30-year amortization period.  The loan matures on May 1, 2018.  The allocation of the purchase price to the asset components acquired is not yet available.  Pro forma presentation of revenue and earnings for the three-months ended March 31, 2011, as required by ASC 805, Business Combinations, is impractical due to the present inaccessibility of sufficient financial detail to produce U.S. GAAP-compliant results.

On May 4, 2011, the Company closed the sale of 107,361 shares of its Common Stock at the public offering price of $10.00 per share in connection with the exercise of the over-allotment option granted to its underwriters in the IPO.  The total gross proceeds to the Company from this sale were approximately $1.1 million.  After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds from this sale received by the Company totaled approximately $1.0 million.

On May 5, 2011, the Company issued 1,872 shares of Common Stock to its independent directors pursuant to its 2011 Stock Incentive Plan.

On May 5, 2011, the Company declared a quarterly dividend on its Common Stock of $0.125 per share for the second quarter of 2011.  The dividend is payable on July 15, 2011 to all common stockholders of record as of June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On April 5, 2011, the Company closed its initial public offering, or IPO, of 4,500,000 shares of its common stock.  The public offering price of the shares sold in the offering was $10.00 per share.  The total gross proceeds from the offering to the Company were $45.0 million.  After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $39.9 million.  Concurrent with the closing of the IPO, the Company completed a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 506 of Regulation D promulgated thereunder, of 500,000 newly issued shares of its common stock to Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for gross proceeds to the Company of $5 million.  Aggregated estimated offering expenses in connection with the private placement were approximately $0.3 million.

On May 4, 2011, the Company closed the sale of 107,361 shares of its common stock at the public offering price of $10.00 per share in connection with the exercise of the over-allotment option granted to its underwriters in the IPO.  The total gross proceeds to the Company from this sale were approximately $1.1 million.  After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds from this sale received by the Company totaled approximately $1 million.

On April 5, 2011, the Company paid in full the amounts owing under all of its outstanding promissory notes issued to WOF consisting of:  $465,050 that was outstanding on the $465,050 original principal promissory note, together with $11,642 in accrued and unpaid interest, $1.24 million that was outstanding on the $1.25 million line of credit, together with $17,453 in accrued and unpaid interest, and the $52,259 that was outstanding on the $0.75 million line of credit, together with $167 in accrued and unpaid interest.

On April 15, 2011, the Company completed the acquisition of 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), the fee-simple owner of a 216-unit multifamily apartment community located in suburban Philadelphia, Pennsylvania for a total purchase price of $30.15 million, exclusive of acquisition-related and financing-related transaction costs.  The Company funded the purchase price from proceeds of the IPO and concurrent private placement transaction and a non-recourse first mortgage in the original principal amount of $19.5 million.  The loan bears interest at an adjustable interest rate that is calculated each month.  The adjustable interest rate is set at 277 basis points above the British Banker’s Association’s one month LIBOR Rate for United States Dollar deposits, or LIBOR, and is capped at 7.25% per annum.  The loan requires monthly payments of accrued interest only from the period of June 1, 2011 to May 1, 2014.  Beginning on June 1, 2014, the loan will require monthly payments of accrued interest and principal based on a 30-year amortization period.  The loan matures on May 1, 2018.

On April 21, 2011, the Company completed the acquisition of 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners LLC), the fee-simple owner of a 345-unit multifamily apartment community located in suburban Atlanta, Georgia for a total purchase price of $33.2 million, exclusive of acquisition-related and financing-related transaction costs.   The Company funded the purchase price from proceeds of the IPO and concurrent private placement transaction and a non-recourse first mortgage loan in the original principal amount of approximately $20.9 million.  The loan bears interest at a fixed rate of interest equal to 4.71% per annum.  The loan requires monthly payments of accrued interest only from the period of June 1, 2011 to May 1, 2014.  Beginning on June 1, 2014, the Loan will require monthly payments of accrued interest and principal based on a 30-year amortization period.  The loan matures on May 1, 2018.

On April 29, 2011, the Company, through its wholly owned subsidiary Trail Creek Apartments, LLC, completed the acquisition of Oxford Trail, a 204-unit multifamily townhome community located in Hampton, Virginia for a total purchase price of $23.5 million, exclusive of acquisition-related and financing-related transaction costs.  The Company purchased a fee-simple interest in the property from Oxford Trail JV LLC and funded the purchase price from proceeds of the IPO and concurrent private placement transaction and a non-recourse first mortgage in the original principal amount of approximately $15.3 million.  The loan bears interest at an adjustable interest rate that is calculated each month.  The adjustable interest rate is set at 280 basis points above LIBOR, and is capped at 6.85% per annum.  The loan requires monthly payments of accrued interest only from the period of June 1, 2011 to May 1, 2014.  Beginning on June 1, 2014, the loan will require monthly payments of accrued interest and principal based on a 30-year amortization period.  The loan matures on May 1, 2018.

On May 5, 2011, the Company declared a quarterly dividend on its common stock of $0.125 per share for the second quarter of 2011.  The dividend is payable on July 15, 2011 to all common stockholders of record as of June 30, 2011.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	use of proceeds of the offerings;
•	our business and investment strategy;
•	our projected operating results;
•	actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies;
•	the state of the U.S. economy generally or in specific geographic areas;
•	economic trends and economic recoveries;
•	our ability to obtain and maintain financing arrangements, including through the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac;
•	financing and advance rates for our target assets;
•	our expected leverage;
•	general volatility of the securities markets in which we invest;
•	changes in the values of our assets;
•	our expected portfolio of assets;
•	our expected investments;
•	interest rate mismatches between our target assets and our borrowings used to fund such investments;
•	changes in interest rates and the market value of our target assets;
•	changes in prepayment rates on our target assets;
•	effects of hedging instruments on our target assets;
•	rates of default or decreased recovery rates on our target assets;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act;
•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;
•	availability of qualified personnel;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our understanding of our competition; and
•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" beginning on page 20 of our final prospectus (the "Prospectus") to our registration statement on Form S-11, as amended (Registration No. 333-168407), with respect to our IPO. Our Prospectus is dated March 31, 2011 and was filed with the Securities and Exchange Commission on April 4, 2011 pursuant to Rule 424(b) under the Securities Act, as supplemented, and is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial position.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Overview

We are an externally managed Maryland corporation incorporated on September 18, 2009, to acquire multifamily properties in select targeted markets throughout the United States.  As a secondary strategy, we also may acquire senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily assets as determined by Preferred Apartment Advisors, LLC, our manager, as appropriate for us.  We collectively refer to these asset classes as our target assets.

In addition, while we currently do not anticipate investing in unimproved property, developing new construction properties or acquiring new construction, we plan to consider forward purchase contracts on, or options to purchase, to-be-built multifamily assets with the appropriate provisions that may include minimum occupancy, income thresholds, due diligence requirements and, if necessary or appropriate, financing.  In connection with entering into a forward purchase contract or purchase option, we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate in connection with the construction of these properties.

We expect to seek to maximize returns for our stockholders by taking advantage of the current environment in the real estate market created by the recent United States financial crisis and downturn in the United States economy to acquire multifamily assets that have seen a dramatic drop in value due to a significant rise in capitalization rates and decreased occupancy due to downward pressure on renter incomes.  As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value.

As market conditions change over time, we intend to adjust our investment strategy to adapt to such changes as appropriate.  We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles.  However, in order to capitalize on the investment opportunities that may be present in the various other points of an economic cycle, we may expand or change our investment strategy and target assets.  We believe that the diversification of the portfolio of assets that we intend to acquire, our ability to acquire, originate and manage our target assets and the flexibility of our strategy will position us to generate attractive long-term returns for our stockholders in a variety of market conditions.

We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, commencing with our taxable year ending December 31, 2011.  We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.  We will conduct substantially all of our operations through our operating partnership, Preferred Apartment Communities Operating Partnership, L.P.

As of March 31, 2011, we had not commenced revenue-generating operations.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence revenue-generating operations.  We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results.  These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  With different estimates or assumptions, materially different amounts could be reported in our financial statements.  Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate

Cost Capitalization.  Investments in real estate properties will be carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 20 years for land improvements and 5 to 12 years for computers, furniture, fixtures and equipment.  Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis.  Third-party acquisition costs will generally be expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred.  Repairs, maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized.  Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property.  We will consider the period of future benefit of an asset to determine its appropriate useful life.

Real Estate Acquisition Valuation.  We will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination.  All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values.  Acquisition costs generally will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date.  In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recorded to income tax expense.

We will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors,  including historical operating results, known and anticipated trends, and market and economic conditions.  The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

We will record above-market and below-market in-place lease values for acquired properties based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining average non-cancelable term of the leases.  We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases, including any option periods for below-market leases.

We will estimate the value of in-place leases by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions.  In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.  Acquired in-place lease value will be amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities.  We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized.  When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition.  If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.  Fair market value will be determined based on a discounted cash flow analysis.  This analysis will require management to use estimates of net operating income, expected hold period, capitalization rates and discount rates.  The use of inappropriate assumptions would result in an incorrect valuation of the assets which would impact the amount of our net income and our assets on our balance sheet.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements.  We will write off the balance of amounts due from tenants when we deem the amounts to be uncollectible.

Revenue Recognition

We expect to lease apartment units under operating leases with terms generally of one year or less.  Generally, credit investigations will be performed for prospective residents and security deposits are obtained.  Rental revenue, net of concessions, will be recognized on a straight-line basis over the term of the lease.

We will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether our receivable is subject to future subordination, and the degree of our continuing involvement with the property after the sale.  If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Other income, including interest earned on our cash, will be recognized as it is earned.

Income Taxes

We intend to elect to be taxed as a REIT and operate as such beginning with our taxable year ending December 31, 2011. We expect to have little or no taxable income prior to December 31, 2011.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not equal net income as calculated in accordance with United States generally accepted accounting principles, or GAAP).  As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service, or IRS, grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Equity Compensation

We calculate the fair value of equity compensation instruments at the date of grant based upon estimates of their expected term, the expected volatility of and dividend yield on our common stock over this expected term period and the market risk-free rate of return. When appropriate, we will also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s).

Results of Operations

As of March 31, 2011, we had not commenced any revenue-generating operations because we are in our development stage.  We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors indicated in the section entitled "Risk Factors" beginning on page 20 of the Prospectus.  However, we have incurred costs associated with start-up and organizational activities, capital-raising activities and future property acquisitions.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs.  We will use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.  Initially, our sources of cash will consist of the net proceeds from the IPO and the private placement transaction with WOF, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.  In the future, we may use leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and credit facilities (including term loans and revolving facilities).  In addition, in the longer term, we intend to finance our investments with the net proceeds from additional issuances of our common stock and/or preferred stock and issuances of units of limited partnership interest in the Operating Partnership or issuances of other securities or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities.  If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

The Company intends to elect to be taxed as a REIT for the fiscal year ending December 31, 2011.  As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its annual REIT taxable income to its stockholders.  As a REIT, the Company generally will not be subject to federal income taxes on the taxable income it distributes to its stockholders.  Generally, the Company's objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly common stock dividends to stockholders through its net cash generated from our operating results.

For 2011, the Company currently expects to maintain a quarterly dividend payment to common stockholders of $0.125 per share.  To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations to fund the dividend payments to common stockholders.  The Company expects to use cash and, if its net cash flow from operations is not sufficient to meet its anticipated dividend payment rate, its working capital and dividend reserve to fund dividend payments.  The Company's board of directors will review the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.  The Company's dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs.  The Company expects that net cash flow from operations will be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Internal Revenue Code of 1986, as amended, but it expects that it will not be sufficient to cover the current quarterly dividend rate until at least the third quarter of 2011.

We intend to utilize leverage in making our investments.  The number of different investments we will acquire will be affected by numerous factors, including the amount of funds available to us.  By operating on a leveraged basis, we will have more funds available for our investments.  This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio.  See the section entitled "Risk Factors" beginning on page 20 of the Prospectus for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of our tangible asset value on a portfolio basis.  Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use.  Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing.  These targets, however, will not apply to individual real estate assets or investments.  At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value.  However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.  In addition, we intend to acquire all of our properties through separate special purpose entities and we intend to finance each of these properties using financing techniques for that property alone without any cross-collateralization to our other properties or guarantees by us.

Our secured and unsecured aggregate borrowings are intended by us to be reasonable in relation to our net assets and will be reviewed by our board of directors at least quarterly.  In determining whether our borrowings are reasonable in relation to our net assets, we expect that our board of directors will consider many factors, including without limitation the lending standards of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, for loans in connection with the financing of multifamily properties, the leverage ratios of publicly traded and non-traded REITs with similar investment strategies, whether we have positive leverage (in that, the board will compare the capitalization rates of our properties to the interest rates on the indebtedness of such properties) and general market conditions.  There is no limitation on the amount that we may borrow for any single investment.

If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, including acquisitions and improvements to and developments of real properties, which could limit our growth prospects.  This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money.  We may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and Investment Company Act exemption.

Furthermore, if prevailing interest rates or other factors at the time of financing result in higher interest rates upon financing, then the interest expense relating to that financed indebtedness would be higher.  Higher interest rates on newly incurred debt may negatively impact us as well.  If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, our ability to pay principal and interest on our debt and our ability to pay distributions to our stockholders.  Finally, sellers may be less inclined to negotiate with us if they believe we may be unable to obtain financing.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We will seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock.  While we do not seek to avoid risk completely, we believe the risk can be quantified from the past experience of our sponsor, our manager and their respective affiliates and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or Exchange Act, Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

As required by Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Accounting Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor, to our knowledge, our manager is currently subject to any legal proceedings that we or our manager consider to be material.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 20 of the Prospectus.  There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with our formation and initial capitalization, in January 2010 the Company issued 33,333 shares of its Class B Common Stock for total gross proceeds to us of $99,999 to NELL Partners, Inc., an entity controlled by John A. Williams, the Company's President, Chief Executive Officer and Chairman of the Board, and Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board, pursuant to Section 4(2) of the Securities Act.  In addition, in January 2010 we issued 3,333 shares of our Class A Common Stock for total gross proceeds to us of $9,999 to NELL Partners, Inc.  Pursuant to a change in the designation of our shares of Class A Common Stock to common stock and a change of each of our issued and outstanding shares of Class B Common Stock to one issued and outstanding share of common stock, all pursuant to an amendment to our charter filed on February 22, 2011, NELL Partners, Inc. now holds 36,666 shares of common stock.

On March 31, 2011, in connection with the IPO, the Company issued to a third party a warrant to purchase up to 150,000 shares of its common stock at an exercise price of $12.50 per share.  The warrant will become exercisable after September 27, 2011.  The warrant expires on March 31, 2015, unless earlier exercised.

On April 5, 2011, in connection with the IPO and as disclosed in the Prospectus, the Company completed a private placement of 500,000 newly issued shares of its common stock, par value $0.01 per share, to WOF pursuant to Regulation D of the Securities Act.  The shares of common stock were sold at a purchase price of $10.00 per share.  The private placement resulted in gross proceeds of $5.0 million.  The sale was not subject to any underwriting discount or commission.  Aggregated estimated offering expenses in connection with the private placement were approximately $0.3 million.

On April 5, 2011, the Company issued 26,000 restricted shares of common stock to its independent directors in lieu of paying cash as compensation for annual service on our Board pursuant to its 2011 Stock Incentive Plan.

On May 5, 2011, the Company issued 1,872 shares of common stock to its independent directors in lieu of paying cash as compensation for attendance at Board committee meetings pursuant to its 2011 Stock Incentive Plan.

Initial Public Offering and Use of Proceeds

Our registration statement on Form S-11, as amended (Registration No. 333-168407) (the "Registration Statement"), with respect to the IPO, registered up to 5,175,000 shares of our common stock, par value $0.01 per share, at an offering price of $10.00 per share of common stock, for an aggregate amount of up to $51,750,000 in gross proceeds.  Our Registration Statement was declared effective on March 31, 2011.  We sold a total of 4,607,361 shares of common stock in the IPO, including 107,361 shares of common stock issued and sold pursuant to the underwriters' exercise of their over-allotment option, for gross proceeds of approximately $46.1 million.  The IPO was completed on April 5, 2011 and the over-allotment option was completed on May 4, 2011.  As of the date of filing this report, the IPO has terminated.  The sole book-running lead manager of the IPO was Wunderlich Securities, Inc.  The net proceeds to the Company from the IPO, including from the closing of the exercise of the over-allotment option, were approximately $40.9 million, after payment in full of fees to the underwriters and offering expenses.  The cash expenses of the IPO, including from the closing of the exercise of the over-allotment option, were as follows (in millions):

Underwriting discounts and commissions	$2.6
Other offering expenses	2.6
Organizational costs	0.4
Total underwriting discounts and expenses	$5.6

The amount of other offering expenses and the amount of organizational costs are reasonable estimates of those expenses.  All the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our shares of common stock; or (iii) our affiliates.

As of March 31, 2011, we had not completed the IPO and we had not received or used any of the proceeds.  After completion of the IPO, including from the closing of the exercise of the over-allotment option, and prior to the date of this filing, the Company has expended a portion the net proceeds of the IPO as follows:  (1) approximately $11.9 million was invested in the acquisition of the membership interests in Stone Rise Apartments, LLC (f/k/a Oxford Rise JV LLC) on April 15, 2011; (2) approximately $13.1 million was invested in the acquisition of the membership interests in PAC Summit Crossing, LLC (f/k/a Oxford Summit Partners LLC) on April 21, 2011; and (3) approximately $9.0 million was invested in the acquisition of Oxford Trail through the Company's wholly owned subsidiary Trail Creek Apartments, LLC from Oxford Trail JV LLC on April 29, 2011.  The aggregate amount of net proceeds invested in the three acquisitions is approximately $34.0 million.  In addition to the use of IPO proceeds in the three acquisitions, the Company has set aside $2.5 million for a working capital and dividend reserve and approximately $0.8 million for planned non-recurring capital expenditures on the three acquisitions, leaving approximately $3.2 million in net proceeds from the IPO available for other costs and expenses of the Company and additional investments.

The Stone Rise Apartments membership interests were acquired from Oxford Rise Partners LLC, a Georgia limited liability company, and WOF.  WOF owns approximately 19.75% of the outstanding common stock of the Company.  In addition, John A. Williams, the Company's President, Chief Executive Officer and Chairman of the Board, indirectly owns an approximate 1.0% membership interest in WOF.  In connection with the acquisition, the Company paid an acquisition fee of $301,500, or 1.0% of the contract purchase price, to our manager, of which WOF received $3,015 through its special limited liability company interest in the manager which entitles WOF to receive 1% of the Manager's gross revenues.

The PAC Summit Crossing membership interests were acquired from Oxford Summit Development LLC, a Georgia limited liability company, and Williams Realty Fund I, LLC, a Georgia limited liability company ("WRF").  WRF owns approximately 13.63% of the outstanding common stock of the Company.  In addition, Mr. Williams indirectly owns an approximate 7.0% membership interest in WRF.  In connection with the acquisition, the Company paid an acquisition fee of $332,000, or 1.0% of the contract purchase price, to our manager, of which WOF received $3,220 through its special limited liability company interest in our manager.

WRF owned indirectly an approximately 10% membership interest in Oxford Trail JV.  Separate from Mr. Williams' membership interest in WRF, Mr. Williams received approximately $62,600 from Trail JV as a promoted interest in connection with the sale of Oxford Trail.  Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board received approximately $20,375 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail Apartments.  In connection with the acquisition, the Company paid an acquisition fee of $235,000, or 1.0% of the contract purchase price, to our manager of which WOF received $2,350 through its special limited liability company interest in the Manager which entitles WOF to receive 1% of the Manager's gross revenues.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On May 13, 2011, the Company, our operating partnership and our manager entered into a Third Amended and Restated Management Agreement that clarified certain non-material provisions of the Second Amended and Restated Management Agreement and revised the Investment Guidelines attached as Exhibit A thereto to more clearly define the parameters under which the advisor has authority to make investments on our behalf.  Under the Third Amended and Restated Management Agreement, our manager continues to be responsible for administering our day-to-day business operations, identifying and acquiring targeted real estate investments, overseeing the management of our investments, handling the disposition of our real estate investments, and providing us with our management team and appropriate support personnel.

 On May 13, 2011, the Company and our manager entered into an Amendment to the Second Amended and Restated Agreement of Limited Partnership of Preferred Apartment Communities Operating Partnership, L.P. (the "Operating Partnership Agreement") that clarified certain non-material provisions of the Operating Partnership Agreement.

Item 6.	Exhibits

Exhibit	Description

10.1
Third Amended and Restated Management Agreement, dated as of May 13, 2011, among
Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership,
L.P. and Preferred Apartment Advisors, LLC*

10.2	Amendment to the Second Amended and Restated Agreement of Limited Partnership of Preferred Apartment Communities Operating Partnership, L.P. dated as of May 13, 2011*
10.3	Purchase and Sale Agreement, dated as of December 16, 2010, between Oxford Trail JV LLC and Trail Creek Apartments, LLC*
10.4	Reinstatement and First Amendment to Purchase and Sale Agreement, dated as January 6, 2011, between Oxford Trail JV LLC and Trail Creek Apartments, LLC*
10.5	Reinstatement and Second Amendment to Purchase and Sale Agreement, dated as April 6, 2011, between Oxford Trail JV LLC and Trail Creek Apartments, LLC*
31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.
(Registrant)

Date: May 16, 2011	/s/ John A. Williams
John A. Williams
President and Chief Executive Officer

Date: May 16, 2011	/s/ Michael J. Cronin
Michael J. Cronin
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amended and Restated Management Agreement, dated as of May 13, 2011, among
Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership,
L.P. and Preferred Apartment Advisors, LLC

10.2	Amendment to the Second Amended and Restated Agreement of Limited Partnership of Preferred Apartment Communities Operating Partnership, L.P. dated as of May 13, 2011
10.3	Purchase and Sale Agreement, dated as of December 16, 2010, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
10.4	Reinstatement and First Amendment to Purchase and Sale Agreement, dated as January 6, 2011, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
10.5	Reinstatement and Second Amendment to Purchase and Sale Agreement, dated as April 6, 2011, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002