Form 10-Q
period 2011-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2011-08-15
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, as of August 5, 2011, was 5,173,399.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Real estate
Land	$13,052,000	$-
Building and improvements	60,007,968	-
Furniture, fixtures, and equipment	8,312,149	-
Gross real estate	81,372,117	-
Less: accumulated depreciation	(759,518)	-
Net real estate	80,612,599	-
Real estate loan	6,000,000	-
Total real estate and real estate loan, net	86,612,599	-
Cash and cash equivalents	5,574,818	22,275
Restricted cash	636,746	-
Tenant receivables	30,774	-
Acquired intangible assets, net of amortization of $2,041,823	3,495,244	-
Deferred loan costs, net of amortization of $21,541	594,598	-
Deferred offering costs	15,770	620,237
Other assets	284,686	187,300
Total assets	$97,245,235	$829,812

Liabilities and equity

Liabilities
Mortgage notes payable	$55,637,000	$-
Accounts payable and accrued expenses	710,307	-
Note payable, related party	-	465,050
Revolving line of credit, related party	-	200,000
Non-revolving line of credit, related party	-	805,898
Accrued interest payable	168,056	15,064
Dividends payable	646,487	-
Security deposits and prepaid rents	148,180	-
Deferred real estate loan income	74,333	-
Total liabilities	57,384,363	1,486,012

Commitments and contingencies (Note 12)

Equity (deficit)
Stockholders' equity (deficit)
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 5,145,899 shares issued and outstanding at June 30, 2011; 36,666 shares issued and outstanding at December 31, 2010	51,459	366
Additional paid in capital	51,027,974	109,632
Syndication and offering costs	(6,038,515)	-
Accumulated deficit	(5,180,047)	(766,199)
Total stockholders' equity (deficit)	39,860,871	(656,201)
Non-controlling interest	1	1
Total equity (deficit)	39,860,872	(656,200)
Total liabilities and equity	$97,245,235	$829,812

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
For the three and six months ended June 30, 2011
(unaudited)

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
Revenues:
Rental revenues	$1,691,663	$1,691,663
Other property revenues	185,275	185,275
Interest income on real estate loan	1,333	1,333
Total revenues	1,878,271	1,878,271

Operating expenses:
Property operating and maintenance	436,801	436,801
Property management fees	75,053	75,053
Real estate taxes	143,146	143,146
General and administrative	35,385	35,385
Depreciation and amortization	2,802,109	2,802,109
Acquisition costs	1,442,444	1,662,160
Organizational costs	7,072	94,372
Insurance	28,678	28,678
Professional fees	187,239	231,750
Other	30,061	33,858
Total operating expenses	5,187,988	5,543,312

Operating loss	(3,309,717)	(3,665,041)

Management fees	145,266	145,266
Insurance	27,178	89,178
Interest expense	418,733	434,642
Other income and expense	79,721	79,721
Net loss	(3,980,615)	(4,413,848)

Less consolidated net loss attributable to non-controlling interests	-	-

Net loss attributable to the Company	$(3,980,615)	$(4,413,848)

Net loss per share of Common Stock, basic and diluted	$(0.81)	$(1.78)

Weighted average number of shares of Common Stock outstanding, basic and diluted	4,886,486	2,474,973

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statement of Equity and Accumulated Deficit
For the six months ended June 30, 2011
(unaudited)

	Common Stock	Additional Paid in Capital	Offering and Syndication Costs	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interest	Total Equity (Deficit)

Balance at December 31, 2010	$366	$109,632	$-	$(766,199)	$(656,201)	$1	$(656,200)

Issuance of warrant to purchase Common Stock	-	462,330	-	-	462,330	-	462,330

Proceeds from sale of Common Stock	51,074	51,022,536	-	-	51,073,610	-	51,073,610

Issuance of stock compensation	19	79,963	-	-	79,982	-	79,982

Syndication and offering costs	-	-	(6,038,515)	-	(6,038,515)	-	(6,038,515)

Net loss	-	-	-	(4,413,848)	(4,413,848)	-	(4,413,848)

Dividends to common stockholders	-	(646,487)	-	-	(646,487)	-	(646,487)

Balance at June 30, 2011	$51,459	$51,027,974	$(6,038,515)	$(5,180,047)	$39,860,871	$1	$39,860,872

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statement of Cash Flows
For the six months ended June 30, 2011
(unaudited)

Operating activities:
Net loss	$(4,413,848)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	759,518
Amortization expense	2,144,114
Changes in operating assets and liabilities:
Increase in tenant accounts receivable	(30,774)
Decrease in other assets	4,846
Increase in accounts payable	572,013
Increase in accrued interest	152,992
Decrease in security deposits and rents	(8,669)
Net cash used in operating activities	(819,808)

Investing activities:
Investment in real estate loan	(6,000,000)
Increase in deferred real estate loan income	134,333
Acquisition of properties, net	(87,449,341)
Refunded deposit	150,000
Additions to real estate assets - improvements	(59,185)
Increase in cash held in escrow and restricted cash	(71,031)
Net cash used in investing activities	(93,295,224)

Financing activities:
Proceeds from mortgage notes payable	55,637,000
Payments for mortgage loan costs	(616,139)
Payments on revolving lines of credit	(200,000)
Payments on non-revolving lines of credit	(1,240,000)
Proceeds from non-revolving lines of credit	434,102
Payments on notes payable to related parties	(465,050)
Proceeds from sales of common stock, net of offering costs	46,117,662
Net cash provided by financing activities	99,667,575

Net increase in cash and cash equivalents	5,552,543
Cash beginning of period	22,275
Cash end of period	$5,574,818

Supplemental cash flow information:
Cash paid for interest	$259,847

Supplemental disclosure of non cash activities:
Accrued capital expenditures	$54,242
Dividends payable	$646,487
Accrued deferred offering costs	$15,770
Accrued deferred real estate loan acquisition cost	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
 (unaudited)

1. Organization

Preferred Apartment Communities, Inc., or the Company, was formed as a Maryland corporation on September 18, 2009, and intends to elect to be taxed as a real estate investment trust ("REIT") effective as of April 1, 2011 for U.S. federal income tax purposes. The Company was formed primarily to acquire multifamily properties in select targeted markets throughout the United States. As part of our property acquisition strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of these properties. As a secondary strategy, the Company may acquire senior mortgage loans, subordinated loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets as determined by our manager. The Company is externally managed and advised by Preferred Apartment Advisors, LLC ("PAA"), a Delaware limited liability company and related party (see Note 6).

The Company concluded on January 26, 2010 a private placement of 33,333 shares of Class B Common Stock to NELL Partners, Inc., a Georgia corporation, and a related party, at a price of $3.00 per share of Class B Common Stock. In addition, on that same day the Company conducted a private placement of 3,333 shares of Class A Common Stock to NELL Partners, Inc. at a price of $3.00 per share of Class A Common Stock.

On February 22, 2011, the Company effected a change in the designation of its issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of Common Stock, par value $0.01 per share, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, $0.01 par value per share, all pursuant to an amendment to the Company's charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of the Company's Common Stock as of February 22, 2011. The consolidated balance sheets and consolidated statement of equity and accumulated deficit at December 31, 2010 have been retroactively restated to reflect this change.

The Company completed its initial public offering (the "IPO") on April 5, 2011. The IPO resulted in the sale of 4,500,000 shares of Common Stock at a price per share of $10.00, generating gross proceeds of $45.0 million. The aggregate proceeds to the Company, net of underwriters' discounts and commissions and other offering costs, were approximately $39.8 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), the Company sold 500,000 shares of its Common Stock to the Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for gross proceeds to the Company of $5 million. Aggregated estimated offering expenses in connection with the private placement were approximately $297,700.

On May 4, 2011, in conjunction with the IPO, the Company issued and sold 107,361 shares of Common Stock at $10.00 per share pursuant to the underwriters' exercise of their over-allotment option, for gross proceeds of approximately $1.1 million. After underwriters’ commissions, net proceeds to the Company from the over-allotment option were approximately $1.0 million.

The consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company controls through its sole general partner interest the Operating Partnership and plans to conduct substantially all of its business through the Operating Partnership.

2. Summary of Significant Accounting Policies

Below is a discussion of significant accounting policies:

Basis of Presentation

The consolidated financial statements include all of the accounts of the Company and the Operating Partnership as of June 30, 2011, presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date, in accordance with ASC 805-10, Business Combinations. Acquisition costs, which include fees and expenses for due diligence, legal, environmental and consulting services, generally will be expensed as incurred.

The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives.

Intangible assets include the values of in-place leases and customer relationships. In-place lease values are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases. The values of customer relationships is estimated by calculating the product of the avoided hypothetical lost revenue and the average renewal probability and are likewise amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases.

The Company evaluates its tangible and identifiable intangible real estate assets for impairment annually or when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. The total undiscounted cash flows of the asset, including proceeds from disposition, are compared to the net book value of the asset. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value versus the discounted net cash flows of the asset.

Loans Held for Investment

The Company records its investments in real estate loans at cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment the fair value result is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Recoveries of valuation allowances are only recognized in the event of maturity or a sale or disposition in an amount above carrying value.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2011, the majority of our cash and cash equivalents were on deposit with major banks.  Restricted Cash includes cash restricted by state law or contractual requirement and, as of June 30, 2011, relates primarily to tax and insurance escrows.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

Fair Value Measurements

Certain assets and liabilities are required to be carried at fair value, or if they are deemed impaired, to be adjusted to reflect this condition. The Company follows the guidance provided by ASC 820, Fair Value Measurements and Disclosures, in accounting and reporting for real estate assets where appropriate, as well as debt instruments both held for investment and as liabilities. The standard requires disclosure of fair values calculated under each level of inputs within the following hierarchy:

• Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

• Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

• Level 3 – Unobservable inputs for the asset or liability.

Deferred Loan Costs

Deferred loan costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness.

Deferred Offering Costs

Deferred offering costs represent offering costs incurred by the Company related to, but prior to the effective date of pending equity offerings. Following the issuance, these offering costs are reclassified to the Stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised.

Non-controlling Interest

Non-controlling interest represents the equity interest of the Operating Partnership that is not owned by the Company. Non-controlling interest is adjusted for contributions, distributions and earnings (loss) attributable to the non-controlling interest in the consolidated entity in accordance with the Agreement of Limited Partnership of the Operating Partnership, as amended.

Revenue Recognition

Rental revenue is recognized when earned from tenants, which is over the terms of rental agreements, typically of 13 months’ duration. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, have not been material.

We recognize interest income on the real estate loan on an accrual basis over the life of the loan using the effective interest method. Direct loan origination fees and origination or acquisition costs are amortized over the life of the loan as an adjustment to interest income. We will stop accruing interest on loans when we believe there is concern as to the ultimate collection of principal or interest of the loan.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with guidance provided by ASC 505, Equity-Based Payments to Non-Employees and ASC 718, Stock Compensation. We calculate the fair value of equity compensation instruments at the date of grant based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. When appropriate, we will also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s). We record the fair value of restricted stock awards as the product of the trailing 5-day volume-weighted average price and the number of shares of stock granted.

Acquisition Costs

The Company expenses property acquisition costs as incurred, which include costs such as due diligence, legal, environmental and consulting.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

Capitalization and Depreciation

The Company capitalizes replacements of furniture, fixtures and equipment which exceed $500, as well as carpet, appliances, air conditioning units, certain common area items, and other assets. Significant repair and renovation costs that improve the usefulness or extend the useful life of the properties are also capitalized. These assets are then depreciated on a straight-line basis over their estimated useful lives, as follows:

•	Buildings	40 years
•	Furniture, fixtures & equipment	5 - 10 years
•	Improvements to buildings and land	5 - 10 years
•	Acquired customer intangibles	average remaining lease term

Operating expenses related to unit turnover costs, such as carpet cleaning, mini-blind replacements, and minor repairs are expensed as incurred.

Income Taxes

The Company intends to elect to be taxed as a REIT effective as of April 1, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to qualify for treatment as a REIT.

Since the Company intends for its REIT election to be effective as of April 1, 2011 (See Note 11), it expects to be subject to U.S. federal and state income taxes for the period prior to that date. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

Loss Per Share

Basic loss per share is computed by dividing net loss available to the Company by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share is computed by dividing net loss available to the Company by the weighted average number of shares of Common Stock outstanding plus potentially dilutive securities such as share grants or warrants. No adjustment is made for potential Common Stock equivalents that are anti-dilutive during the period.

Recent Adoption of Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, Business Combination (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This new guidance requires pro forma disclosure of revenue and earnings for the combined entity as though all business combinations that occurred during the period had occurred as of the beginning of annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This new guidance was effective for the first annual reporting period beginning after December 15, 2010. Adoption had no effect on the Company’s financial position or results of operations.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This new guidance sets forth specific criteria for a creditor to evaluate whether a debt modification constitutes a troubled debt restructuring. Specifically, the creditor must conclude (i) that a restructuring involves the granting of a concession and (ii) that the debtor is experiencing financial difficulties. The new guidance will be effective for annual and interim periods beginning on or after June 15, 2011. The Company does not expect its adoption of this guidance to have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The substantive changes in this new guidance require the application of a premium or discount in valuing an instrument that is absent Level 1 inputs, when a market participant would apply such a factor in valuing an instrument. The guidance also enhances disclosure requirements: (i) for fair values of Level 3 assets, the valuation process used for those assets and the sensitivity of those calculations to changes in the amount of unobservable inputs; (ii) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use when that asset is measured at fair value in the statement of financial position; and (iii) the categorization by level within the fair value hierarchy of items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance will be effective for interim and annual periods beginning after December 15, 2011. The Company does not expect its adoption of this guidance to have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This new guidance removes the option of presenting elements of other comprehensive income within the statements of changes to stockholders’ equity. Instead, the total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for interim and annual periods beginning after December 15, 2011, with retrospective application required. The Company does not expect its adoption of this guidance to have a material effect on its financial position or results of operations.

3. Real Estate Assets

On April 15, 2011, the Company acquired 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), the fee-simple owner of a 216-unit multifamily community located in suburban Philadelphia, Pennsylvania, or Stone Rise, for a total purchase price of $30.15 million, exclusive of acquisition-related and financing-related transaction costs. The membership interests in Oxford Rise JV LLC were owned by WOF.

On April 21, 2011, the Company acquired 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), the fee-simple owner of a 345-unit multifamily community located in suburban Atlanta, Georgia, or Summit Crossing, for a total purchase price of $33.2 million, exclusive of acquisition-related and financing-related transaction costs. Williams Realty Fund I, LLC, or WRF owned a majority of the membership interests in PAC Summit Crossing, LLC.

On April 29, 2011, the Company, through its wholly owned subsidiary Trail Creek Apartments, LLC, acquired Oxford Trail, a 204-unit multifamily community located in Hampton, Virginia, or Trail Creek, for a total purchase price of $23.5 million, exclusive of acquisition-related and financing-related transaction costs. The Company purchased a fee-simple interest in the property from Oxford Trail JV LLC. WRF owned indirectly an approximately 10% membership interest in Oxford Trail JV LLC.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

The Company allocated the purchase prices of the three properties to the acquired assets and liabilities based upon their fair values, as follows:

	Trail Creek	Stone Rise	Summit Crossing	Total
Land	$2,652,000	$6,950,000	$3,450,000	$13,052,000
Buildings and Improvements	17,257,845	18,637,356	24,112,767	60,007,968
Furniture, fixtures and equipment	1,841,990	2,819,094	3,591,881	8,252,965
Intangibles	1,748,165	1,743,550	2,045,352	5,537,067
Cash	9,301	16,101	486	25,888
Deposits	28,160	61,276	41,525	130,961
Prepaids and reserves	93,967	439,041	154,744	687,752
Accounts payable and accrued expenses	(48,374)	(81,677)	(89,321)	(219,372)

Net assets acquired	$23,583,054	$30,584,741	$33,307,434	$87,475,229
Net assets excluding cash	$23,573,753	$30,568,640	$33,306,948	$87,449,341

The Company recorded depreciation and amortization of tangible and identifiable intangible assets as follows, for the period beginning with the dates of acquisition, through June 30, 2011:

Total
Depreciation:
Buildings and improvements	$311,598
Furniture, fixtures, and equipment	447,920
759,518

Amortization of acquired intangible assets	2,041,823

Website development costs	768

Total depreciation and amortization	$2,802,109

Acquired intangible assets consist of the values of leases in place, customer relationships, and above-market or below-market leases, each of which are to be amortized over the non-cancelable remaining average lease terms.  The weighted-average remaining lease term is 6.2 months from the dates the properties were acquired.

4.           Real Estate Loan

On June 30, 2011, the Company made a mezzanine loan investment of $6.0 million to Oxford Hampton Partners LLC (“Hampton Partners”), a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to the Company’s existing Trail Creek multifamily community in Hampton, Virginia. Hampton Partners was required to fully draw down the mezzanine loan on the closing date. Approximately 100% of the membership interest in Hampton Partners is owned by WRF.

The mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, the Company has an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, the Company will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. As of June 30, 2011, no additional exit fee was earned by the Company.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

If the Company exercises the purchase option and acquires the property, any accrued and unpaid exit fee will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of Hampton Partners. Partial prepayment of the mezzanine loan is not permitted without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, both unaffiliated third parties, have guaranteed to us the completion of the project in accordance with the plans and specifications. This guaranty is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement with the senior lender.

In connection with the closing of the mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. The Company paid an acquisition fee of $60,000 to PAA out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

5. Stockholders’ Equity (Deficit)

On January 26, 2010, the Company issued the sole stockholder of the Company 3,333 shares of Class A Common Stock at $3.00 per share and 33,333 shares of Class B Common Stock at $3.00 per share.

On February 22, 2011, the Company effected a change in the designation of its shares of Class A Common Stock, $0.01 par value per share, to shares of Common Stock, par value $0.01 per share, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, $0.01 par value per share, all pursuant to an amendment to the Company's charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of Common Stock as of February 22, 2011.

On July 29, 2010, the Board of Directors of the Company authorized the issuance and sale of up to $75.0 million in Class A Common Stock in an underwritten public offering. On February 25, 2011, the Company amended its prior authorization to issue up to $75.0 million in Class A Common Stock in accordance with the change in designation of all shares of Class A Common Stock to shares of Common Stock, as described above, and, as a result, the Board of Directors of the Company authorized the issuance and sale of up to $75.0 million in Common Stock in an IPO.

On July 29, 2010, WOF entered into a subscription agreement with the Company. Pursuant to this agreement, WOF subscribed for the purchase from the Company such number of shares of Class A Common Stock ($0.01 par value per share) of the Company having an aggregate value of $5.0 million. The price per share would equal the price per share of Class A Common Stock sold in the underwritten public offering. The subscription agreement between the Company and WOF was amended on February 28, 2011, to reflect the charter amendment changing all shares of Class A Common Stock to shares of Common Stock, as described above. Pursuant to this amendment, a subscription by WOF for such shares of Common Stock ($0.01 par value per share) of the Company having an aggregate value of $5.0 million replaced WOF's original subscription for shares of Class A Common Stock. On April 5, 2011, WOF purchased 500,000 shares of the Company's Common Stock pursuant to this subscription agreement.

6. Related Party Transactions

John A. Williams, the Company's Chief Executive Officer, President and Chairman of the Board and Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board, are also executive officers and directors of NELL Partners, Inc., which controls PAA, the Company’s external management company. Mr. Williams is the Chief Executive Officer and President and Mr. Silverstein is the Executive Vice President, General Counsel and Secretary of PAA.

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Chief Accounting Officer, are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of WOF. WRA is also the manager of the day-to-day operations of WRF.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

The management agreement between the Company and PAA entitles PAA to receive compensation for various services it performs related to acquiring and managing properties on the Company's behalf:

Type of Compensation	Basis of Compensation	For the Three and Six Months Ended June 30, 2011
Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$928,500
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total value of assets, as adjusted	107,727
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	75,054
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	37,539
Disposition fees	Based on the lesser of (A) one-half of the commission that would be reasonable and customary and (B) 1% of the sale price of the asset	-
Construction, development and landscaping fees	Customary and competitive market rates in light of the size, type and location of the asset	-
Special limited partnership interest	15% of distributions from the sale of an asset and prior operations that are in excess of the capital contributed by the Company plus an amount equal to a 7% cumulative, non-compounded annual return to investors	-
		$1,148,820

In addition to property management fees, the Company incurred reimbursable expenses at the properties of approximately $180,000 during the six-month period ended June 30, 2011. These costs include on-site personnel salary and related benefits.

As of June 30, 2011, the Company owed PAA approximately $126,000 in fees pursuant to the management agreement.

7. Dividends

On May 5, 2011, the Company declared its first quarterly dividend on its Common Stock of $0.125 per share for the second quarter of 2011. The dividend, which totaled $646,487, was paid on July 15, 2011 to all common stockholders of record as of June 30, 2011.

8. Lines of Credit

On October 12, 2010, the Company entered into a $1.0 million unsecured non-revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was increased to $1.25 million and the maturity date was extended to April 30, 2011. The line was to be used to fund approved expenses incurred by the Company such as organization, offering and property acquisition expenses. The line had an interest rate of 4.25% per annum. For the three-month and six-month periods ended June 30, 2011, the Company incurred interest on this line of credit of $578 and $10,758, respectively. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.

On October 12, 2010, the Company entered into a $1.0 million unsecured revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was reduced to $750,000 and the maturity date was extended to April 30, 2011. The line was only to be used to fund certain approved deposits and escrows related to the acquisition of real estate projects and related financings. The line had an interest rate of 4.25% per annum. For the three-month and six-month periods ended June 30, 2011, the Company incurred interest on this note of $24 and $880, respectively. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

9. Equity Compensation

On February 25, 2011 the Company’s Board of Directors adopted, and the Company’s stockholders approved the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan (the “2011 Plan”), to incentivize, compensate and retain eligible employees, consultants, and non-employee directors. A maximum of 567,500 shares of Common Stock may be issued under the 2011 Plan. Awards may be made in the form of issuances of Common Stock, restricted stock, stock appreciation rights (“SARs”), performance shares, incentive stock options, non-qualified stock options, or other forms. Eligibility for receipt of, amounts, and all terms governing awards pursuant to the 2011 Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by the Compensation Committee of the Company’s Board of Directors.

Restricted Stock Grant

On April 5, 2011, the Company granted a total of 26,000 shares of restricted stock to its non-employee board members, in payment of their annual retainer fees. The Company generally recognizes a fair value per share for restricted stock grants of the average of the closing price on the five previous trading days. The fair value per share was deemed to be $10.00 per share (the IPO offering price) by Board resolution, since the grant was made on the fourth trading day following the IPO. Compensation cost in the amount of $260,000 will be recognized on a straight-line basis over the period ending on the first anniversary of the grant date.

For the three-month and six-month periods ended June 30, 2011, stock compensation expense for these grants was $61,973 and is included in other income and expense on the consolidated statement of operations. Unrecognized compensation expense for this restricted stock grant was $198,027 and will be recognized on a straight-line basis from July 1, 2011 until the vesting date on April 4, 2012. All 26,000 unvested shares were outstanding at June 30, 2011.

Directors’ Stock Grant

On May 5, 2011, the Company granted 1,872 shares of Common Stock to its non-employee board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $9.62 and the total compensation cost of $18,009 was recorded in full at that date.

Warrant

On March 31, 2011, as partial compensation for services rendered for the IPO, the Company issued to International Assets Advisory, LLC (“IAA”) a warrant to purchase 150,000 shares of the Company’s Common Stock. The exercise price is $12.50 per share, which is 125% of the gross offering price to the public of $10.00 per share. The warrant may not be exercised from the date of issuance through September 27, 2011 and expires on March 31, 2015.

The Company calculated the per-share fair value of the warrant using the Black-Scholes method. The underlying valuation assumptions were:

Dividend yield	5.0%
Expected volatility	62.69%
Risk-free interest rate	1.765%
Expected option term (years)	4

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

The expected dividend yield assumption was derived from the Company’s projected future quarterly dividend payments of $0.125 per share. On May 5, 2011, the Company declared a dividend of $0.125 per share payable to shareholders of record as of June 30, 2011.

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

The expected term assumption of 4 years is equal to the contractual term of the instrument. The fair value of the warrant was calculated to be $462,330 ($3.08 per share) and, since all service conditions had been met as of the date of issuance, was recorded in full at March 31, 2011 as an increase in the deferred offering costs on the consolidated balance sheet and an increase in additional paid-in capital. Subsequent to the closing of the IPO, these deferred offering costs were removed from the consolidated balance sheet and charged against stockholders’ equity.

The warrant is exercisable, at IAA’s option, in whole or in part, by either payment of the aggregate exercise price for the number of shares exercised, plus applicable transfer taxes, or by a cashless net share settlement. Upon exercise of the warrant, shares of Common Stock will be issued from authorized but unissued Common Stock.

10. Debt

Note Payable

On September 2, 2010, the Company borrowed $465,050 from WOF through the issuance of a promissory note. The note had an interest rate of 4.25% per annum and had a maturity date of April 30, 2011. The proceeds were used to reimburse for organizational, offering, acquisition and due diligence expenses. For the three-month and six-month periods ended June 30, 2011, the Company incurred interest on this note of $217 and $5,090, respectively. On April 5, 2011, the Company paid off this note in conjunction with the closing of the IPO and the private placement with WOF.

Mortgage Notes Payable

The Company partially financed the acquisitions of Stone Rise, Summit Crossing and Trail Creek with non-recourse mortgage notes collateralized only by the real estate, as follows:

	Principal amount 6/30/2011	Maturity date	Payment terms		Interest rate
Stone Rise mortgage	$ 19,500,000	5/1/2018	Interest only	(1)	1 month LIBOR + 2.77%	(2)
Summit Crossing mortgage	20,862,000	5/1/2018	Interest only	(1)	4.71%
Trail Creek mortgage	15,275,000	5/1/2018	Interest only	(1)	1 month LIBOR + 2.80%	(2)
Total	$ 55,637,000

(1)	Interest only payments due from closing through May 1, 2014, then principal and interest due on a 30-year amortization schedule through date of maturity.
(2)	Variable monthly interest rates are capped at 7.25% and 6.85% for Stone Rise and Trail Creek, respectively. LIBOR was 0.19% on June 30, 2011.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

	Acquisition date	Current payment terms	Interest expense from acquisition dates through June 30, 2011

Stone Rise	4/15/2011	Interest only	$ 122,347
Summit Crossing	4/21/2011	Interest only	193,791
Trail Creek	4/29/2011	Interest only	80,216
Total			$ 396,354

11. Income Taxes

The Company intends to elect to be taxed as a REIT effective April 1, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. The election will be made in early 2012 with the filing of the REIT's December 31, 2011 federal tax return. For the three-month period before this election date, the Company's operations resulted in a tax loss. As of March 31, 2011, the Company had deferred federal and state tax assets totaling approximately $467,000. Since these deferred tax assets will most likely not be used once the Company elects REIT status, management has determined that a 100% valuation allowance is appropriate for the period ended June 30, 2011.

12. Commitments and Contingencies

The Company is not currently subject to any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

13. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Numerator:
Consolidated net loss	$(3,980,615)	$(4,413,848)
Net loss attributable to non-controlling interests	-	-
Net loss attributable to Company	$(3,980,615)	$(4,413,848)

Denominator:
Weighted average number of shares of Common Stock - basic	4,886,486	2,474,973
Effect of dilutive securities:
Warrant (See Note A below)	-	-
Weighted average number of shares of Common Stock - diluted	4,886,486	2,474,973

Basic loss per share	$(0.81)	$(1.78)

Diluted loss per share	$(0.81)	$(1.78)

(A)
Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company on March 31, 2011 was excluded from the diluted shares calculation because the effect was antidilutive.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

14. Pro Forma Financial Information

Contributions of revenues and earnings by the acquisitions of Stone Rise, Summit Crossing, and Trail Creek to the Company’s results of operations from the dates of acquisition (April 15, 2011, April 21, 2011 and April 29, 2011 for Stone Rise, Summit Crossing and Trail Creek, respectively) through June 30, 2011 were:

	Stone	Summit	Trail
	Rise	Crossing	Creek	Total
Revenues	$706,026	$711,805	$459,107	$1,876,938

Depreciation and amortization expense	968,327	1,115,637	717,377	2,801,341

Other expenses	405,635	446,540	265,620	1,117,795

Earnings	$(667,936)	$(850,372)	$(523,890)	$(2,042,198)

For the six-month period ended June 30, 2011, the Company’s condensed pro forma financial results, assuming the acquisitions of Stone Rise, Summit Crossing, and Trail Creek were hypothetically complete on January 1, 2011 were:

Six months ended June 30, 2011
Pro forma:
Revenue	$4,858,564
Amortization of intangibles	(5,537,067)
Depreciation expense	(1,956,642)
Acquisition costs	(1,662,160)
Organization costs	(94,372)
Property operating expenses	(2,268,640)
Other expenses	(1,554,860)
Net loss	$(8,215,177)

Since the Company commenced operations with its IPO on April 5, 2011, pro forma adjustments have been made to corporate general and administrative expenses for the six month period ended June 30, 2011. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2011, nor should they be interpreted as expectations of future results.

15. Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, accounts receivable and payables, and accrued expenses all approximate fair value due to their short term nature.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2011
 (unaudited)

The following table provides details on the Company’s other financial instruments, which include mortgage notes collateralized only by the three acquired apartment communities, and the real estate loan investment:

			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate related loan	$6,000,000	$6,000,000	$-	$-	$6,000,000
Financial Liabilities:
Mortgage notes payable	$55,637,000	$55,896,698	$-	$-	$55,896,698

The fair values of these instruments were calculated using discounted cash flow valuation methodologies and are based upon unobservable (Level 3) assumption inputs, which included fixed-rate yield index data and spread quotes as of June 30, 2011.

16. Subsequent Events

The following transactions occurred subsequent to June 30, 2011 through August 15, 2011:

On August 4, 2011, the Company granted 1,500 shares of Common Stock to its non-employee board members to compensate them for their meeting fees. The award vested immediately and the per-share fair value was $7.99. Total compensation cost of this award was $11,985.

Also on August 4, 2011, the Company declared a quarterly dividend on its Common Stock of $0.125 per share, which will be paid on October 17, 2011 to all common stockholders of record as of September 30, 2011.

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On August 4, 2011, the Company declared a quarterly dividend on its Common Stock of $0.125 per share for the third quarter of 2011. The dividend is payable on October 17, 2011 to all common stockholders of record as of September 30, 2011.

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" beginning on page 20 of our final prospectus (the "Prospectus") to our registration statement on Form S-11, as amended (Registration No. 333-168407), with respect to our initial public offering, or IPO. Our Prospectus is dated March 31, 2011 and was filed with the Securities and Exchange Commission on April 4, 2011 pursuant to Rule 424(b) under the Securities Act, as supplemented, and is accessible on the SEC’s website at www.sec.gov.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this quarterly report.

Overview

We are an externally managed Maryland corporation incorporated on September 18, 2009 formed primarily to acquire multifamily properties in select targeted markets throughout the United States. As a secondary strategy, we also may acquire senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily assets as determined by Preferred Apartment Advisors, LLC, our manager, as appropriate for us. We collectively refer to these asset classes as our target assets.

In addition, while we currently do not anticipate investing in unimproved property, developing new construction properties or acquiring new construction, as part of our property acquisition strategy we plan to consider forward purchase contracts on, or options to purchase, to-be-built multifamily assets with appropriate provisions that may include minimum occupancy, income thresholds, due diligence requirements and, if necessary or appropriate, financing. In connection with entering into a forward purchase contract or purchase option, we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate in connection with the construction of these properties.

We expect to seek to generate returns for our stockholders by taking advantage of the current environment in the real estate market created by the recent United States financial crisis and downturn in the United States economy to acquire multifamily assets that have seen a dramatic drop in value due to, among other factors, downward pressure on renter incomes. As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value.

As market conditions change over time, we intend to adjust our investment strategy to adapt to such changes as appropriate. We continue to believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. However, in order to capitalize on the investment opportunities that may be present in the various other points of an economic cycle, we may expand or change our investment strategy and target assets. We believe that the diversification of the portfolio of assets that we intend to acquire, our ability to acquire and manage our target assets, and the flexibility of our strategy will position us to generate attractive total returns for our stockholders in a variety of market conditions.

We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, effective as of April 1, 2011. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act. We will conduct substantially all of our operations through our operating partnership, Preferred Apartment Communities Operating Partnership, L.P.

We commenced revenue-generating operations in April 2011.

Industry Outlook

We believe gradually improving conditions in the United States’ economy, as evidenced by stabilized unemployment figures and improved public company earnings reports, especially during the second quarter of 2011, should eventually translate into overall job growth and resulting improvements in consumer confidence, creating upward movement of rents. We expect current high occupancy rates to improve as net absorption of available unit inventory continues over the near term. The pipeline of new multifamily construction is currently small, due to a difficult construction financing environment. The recent downgrade of the U.S. credit rating by Standard & Poors and the subsequent downgrade of Freddie Mac and Fannie Mae could result in higher near term borrowing costs that could further reduce the amount of new multifamily construction. We expect the supply of multifamily housing units to eventually grow as market rent increases overcome financing, commodity, and other cost challenges, boosting revenue projections and making more construction projects viable for builders and developers.

We believe the combination of a more sustainable current and future lending approach from the banking industry, coupled with continued hesitance and reluctance among prospective homebuyers about the net benefits of home ownership versus renting will continue to work in the industry’s favor, resulting in gradual increases in market rents, low concessions, and opportunities for increases in ancillary fee income. In addition, we believe immigration rates to the U.S. will be lower than in recent years, driven by fewer available jobs due to the economic downturn and recently enacted legislation in certain states aiming to curb illegal immigration. As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a softening of market rents due to this factor. More than offsetting this effect, we believe, will be a firming effect upon market rents by the ongoing migration of the domestic echo-boomer generation into the workforce, resulting in a net increase in demand for rental housing.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant management judgments, assumptions, and estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate

Cost Capitalization. Investments in real estate properties will be carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 5-10 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Third-party acquisition costs will generally be expensed as incurred. Repairs, maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. We will consider the period of future benefit of an asset to determine its appropriate useful life.

Real Estate Acquisition Valuation. We will generally record the acquisition of income-producing real estate as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values. Acquisition costs generally will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recorded to income tax expense.

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

We will record above-market and below-market in-place lease values for acquired properties based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining average non-cancelable term of the leases. We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. These estimates will include estimated carrying costs, such as real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods. Acquired in-place lease value will be amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, the number of years the property will be held for investment, and market interest rates. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate, Loans and Related Intangible Assets. We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate, loans and related intangible assets may not be recoverable or realized. When conditions suggest that our tangible and intangible assets may be impaired, we will compare their carrying value to their estimated undiscounted future cash flows, including proceeds from their eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our tangible and intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. Fair market value will be determined based on a discounted cash flow analysis. This analysis will require management to use estimates of future net operating income, expected hold period, capitalization rates and discount rates. The use of inappropriate assumptions would result in an incorrect valuation of the assets which would impact the amount of our net income and our assets on our balance sheet.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments then due under lease agreements. We will write off the balance of amounts due from tenants when we deem the amounts to be uncollectible.

Revenue Recognition

We expect to lease apartment units under operating leases with terms generally of thirteen months or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. Rental revenue, net of concessions, will be recognized on a straight-line basis over the term of the lease. However, if the difference between the straight-line basis and recognition as earned is not material, we will recognize rental revenue as it is earned.

We will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether our receivable, if any, is subject to future subordination, and the degree of our continuing involvement with the property after the sale, if any. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Other income, including interest earned on our cash, will be recognized as it is earned. We will recognize interest income on real estate loans on an accrual basis over the life of the loan using the effective interest method. Direct loan origination fees and origination or acquisition costs, will be amortized over the life of the loan as an adjustment to interest income. We will stop accruing interest on loans when there is concern as to the ultimate collection of principal or interest of the loan.

Income Taxes

We intend to elect to be taxed as a REIT effective as of April 1, 2011. We expect to have little or no taxable income prior to April 1, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not equal net income as calculated in accordance with United States generally accepted accounting principles, or GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service, or IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner as to qualify for treatment as a REIT.

Equity Compensation

We calculate the fair value of equity compensation instruments at the date of grant based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. When appropriate, we will also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s). We record the fair value of restricted stock awards as the product of the trailing 5-day volume-weighted average price and the number of shares of stock granted.

Recent Adoption of Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, Business Combination (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This new guidance requires pro forma disclosure of revenue and earnings for the combined entity as though all business combinations that occurred during the period had occurred as of the beginning of annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This new guidance was effective for the first annual reporting period beginning after December 15, 2010. Adoption had no effect on the Company’s financial position or results of operations.

Results of Operations

Overview

We commenced business operations in the second quarter of 2011 with the acquisitions of the Stone Rise, Summit Crossing, and Trail Creek multifamily communities on April 15, 21 and 29, 2011, respectively. The sources of financing were approximately $34.0 million (including approximately $2.3 million of closing costs) from the proceeds of our initial public offering, which closed on April 5, 2011, and secured first mortgage financing of approximately $55.6 million. On June 30, 2011, we made a mezzanine loan investment of $6.0 million to partially finance the construction of a 96-unit multifamily community that is located adjacent to our existing Trail Creek multifamily community in Hampton, Virginia and, in connection therewith, received an option to purchase the community.

We recorded a net loss of approximately $4.0 million and $4.4 million for the three-month and six-month periods ended June 30, 2011, respectively. Adjusted Funds from Operations, or AFFO, were approximately $430,000 for the quarterly period ended June 30, 2011 and Cash Available for Distribution, or CAD, was approximately $420,000 at June 30, 2011. See the Adjusted Funds From Operations and Cash Available for Distribution sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions of these non-GAAP measures and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure. On July 15, 2011 we paid our first quarterly dividend of $.125 per share, for a total of $646,487. As expected, since we did not own the Stone Rise, Summit Crossing, and Trail Creek communities for the full quarter ended June 30, 2011, CAD was not sufficient to fully fund the second quarter dividend and approximately $227,000 from our working capital and dividend reserve, designed for this purpose, was used to cover this shortfall. We expect, however, that CAD will be sufficient to fund our projected dividend distributions for the remaining quarters of 2011.

Acquired properties

On April 15, 2011, we acquired 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), the fee-simple owner of a multifamily community located in suburban Philadelphia, Pennsylvania. Williams Opportunity Fund, LLC, or WOF, owned the membership interests in Stone Rise Apartments, LLC. See Part II – Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds of this report for information on our relationship with WOF.

On April 21, 2011, we acquired 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), the fee-simple owner of a multifamily community located in suburban Atlanta, Georgia. Williams Realty Fund I, LLC, or WRF, owned a majority of the membership interests in PAC Summit Crossing, LLC. See Part II – Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds of this report for information on our relationship with WRF.

On April 29, 2011, we acquired Oxford Trail, a multifamily community located in Hampton, Virginia from Oxford Trail JV LLC. WRF owned an approximately 10% membership interest in Oxford Trail JV LLC.

		Mortgage	Debt /
	Purchase Price	Amount	Purchase	Number of
Community	(millions)	(millions)	Price	Units
Summit Crossing	$33.20	$20.86	62.8%	345
Trail Creek	23.50	15.28	65.0%	204
Stone Rise	30.15	19.50	64.7%	216
Total	$86.85	$55.64	64.1%	765

					Three months
				At June 30,	ended June 30,
				2011	2011
			Average		Average
	Year	Number	Unit Size	Physical	Economic
Community	Completed	of Units	(sq. ft.)	Occupancy (1)	Occupancy (2)
Summit Crossing	2007	345	1034	95.4%	82.3%
Trail Creek	2006	204	988	94.6%	86.6%
Stone Rise	2008	216	1078	94.4%	77.4%
Total		765	1033	94.9%	82.0%

(1)	Count of occupied units (including models) divided by total units at reporting date.
(2)	Gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions divided by gross potential rent.

Real estate loan investment

On June 30, 2011, the Company made a mezzanine loan investment of $6.0 million to Oxford Hampton Partners LLC (“Hampton Partners”), a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to the Company’s existing Trail Creek multifamily community in Hampton, Virginia. Hampton Partners was required to fully draw down the mezzanine loan on the closing date.

The mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, the Company has an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, the Company will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. As of June 30, 2011, no additional exit fee was earned by the Company.

If the Company exercises the purchase option and acquires the property, any accrued and unpaid exit fee will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of Hampton Partners. Partial prepayment of the mezzanine loan is not permitted without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, both unaffiliated third parties, have guaranteed to us the completion of the project in accordance with the plans and specifications. This guaranty is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement with the senior lender.

In connection with the closing of the mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. The Company paid an acquisition fee of $60,000 to PAA out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

Revenues

We recorded total revenue of approximately $1.9 million for the three-month and six-month periods ended June 30, 2011 as we commenced operations with the acquisitions of three multifamily communities in April 2011. Rental revenue from tenants of the multifamily communities comprised approximately 90% of total revenues for the three-month and six-month periods ended June 30, 2011 and began with the dates of acquisition. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from acquired multifamily communities. At June 30, 2011, the combined properties had physical occupancy rates of 94.9% of the total units available for rent, including model units. Average economic occupancy rates, defined as gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions divided by gross potential rent were approximately 82.0% for the period beginning with the dates of acquisition through June 30, 2011. At acquisition, we recorded an intangible liability for below market leases in place at the Stone Rise community of $181,671, which is to be amortized into income over the average remaining lease term, which is approximately six months. We expect to receive accretive results to revenue in future periods as these lower-priced leases are renewed at higher expected market rates.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from tenants for items such as utilities, application fees, lease termination fees, and late charges. Other property revenues were approximately 9.9% of total revenues for the three-month and six-month periods ended June 30, 2011.

We recorded one day of interest income, totaling $1,333, from the mezzanine loan investment which closed on June 30, 2011. The $6.0 million loan accrues interest at 8.0% per annum.

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $437,000, or 8.4% and 7.9% of total operating expenses for the three-month and six-month periods ended June 30, 2011, respectively. The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs, and landscaping costs. The number of employees assigned by our property manager to our three multifamily communities was 17 at June 30, 2011 and is not expected to change materially over the foreseeable future. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age and become worn. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to users, at the rate of inflation or slightly higher.

Management fees

We pay a fee for property management services to our manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. For the period beginning with the dates of acquisition through June 30, 2011, these costs totaled approximately $75,000. We also paid general and administrative expense fees and asset management fees to our manager which totaled approximately $146,000 for the period beginning with the dates of acquisition through June 30, 2011. The percentage of these costs charged is governed by the Third Amended and Restated Management Agreement with our manager.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. The current assessed values of our communities, the estimated annual effective tax rates and expected total property taxes for 2011, as of June 30, 2011 were:

			Expected
		Expected	Property
	Current Assessed	Property	Taxes
Community	Value	Tax Rate	2011
Stone Rise	$11,130,000	3.22%	$358,581
Summit Crossing	5,763,576	2.47%	142,470
Trail Creek	20,795,600	1.05%	218,494
Total	$37,689,176	1.91%	$719,545

We generally expect the assessed values of our multifamily properties to rise over time, owing to our expectation of improving market conditions, pressure on municipalities to raise revenues and increased activity in the transactional market. However, we have some insurance against any potential rise in assessments at Stone Rise because its assessed value is frozen for the years 2011-2015, unless there is a county wide reassessment.

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $2.8 million, or 54.0% of total operating expenses, for the three-month and six-month periods ended June 30, 2011.

Acquisition costs

We recorded acquisition costs for our three multifamily communities of approximately $1.4 million and $1.6 million, or 27.4% and 29.6% of total operating expenses, for the three-month and six-month periods ended June 30, 2011, respectively. These costs include fees paid to reimburse our manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other related costs related to acquiring real estate assets. Included in our acquisition costs for our three multifamily communities are approximately $869,000 in acquisition fees that we paid to our manager. The acquisition fees paid to our manager are calculated as 1% of the gross purchase price of the apartment complex or of the principal amount of the real estate loan. The amount of the acquisition fees is governed by the Third Amended and Restated Management Agreement with our manager. These costs also include similar expenditures for services provided by third parties.

Professional fees

We recorded professional fee expenses of approximately $187,000 and $232,000 for the three-month and six-month periods ended June 30, 2011, respectively. These costs consist principally of fees for audit, tax and legal work performed.

Interest expense

We recorded interest expense of approximately $419,000 and $435,000 for the three-month and six-month periods ended June 30, 2011, respectively. Interest expense on mortgage indebtedness from the three acquired properties was approximately $396,000 beginning with the dates of acquisition (April 15, 21, and 29, 2011 for Stone Rise, Summit Crossing, and Trail Creek, respectively) through June 30, 2011. The remainder was interest expense from a note payable and two lines of credit due to WOF, which were paid and retired in April 2011 with proceeds from the private placement transaction.

Funds From Operations ("FFO")

Analysts, managers, and investors have, since the first real estate investment trusts were created, made certain adjustments to reported net income amounts under GAAP in order to better assess these vehicles’ liquidity and cash flows. FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 "White Paper on Funds From Operations", the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. The NAREIT definition of FFO (and the one we report) is:

Net income/loss:
•	Excluding gains/losses from sales of property;
•	Plus depreciation and amortization of real estate assets; and
•	After adjustments for unconsolidated partnerships and joint ventures

Not all companies necessarily utilize the standardized NAREIT definition of FFO, and so caution should be taken in comparing our reported FFO results to those of other companies. Our FFO results are comparable to other companies that follow the NAREIT definition of FFO and report these figures on that basis. FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, which we believe is net loss attributable to the Company.

Adjusted Funds From Operations ("AFFO")

AFFO makes further adjustments to FFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. We calculate AFFO as:

FFO plus:
•	Acquisition costs;
•	Organization costs;
•	Directors fees and expenses paid in stock;
•	Amortization of loan closing costs;
•	REIT establishment costs; and
•	Net mezzanine loan fees received
Less:
•	Recurring capital expenditures

AFFO figures we report are not necessarily comparable to those reported by other companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, which the Company believes is net loss attributable to the Company.

Cash available for Distribution ("CAD")

We calculate CAD by reversing the AFFO adjustment for REIT establishment costs. These costs include one-time exchange listing fees and other miscellaneous expenses. CAD is a non-GAAP measure that is reconciled to its most comparable GAAP measure, which the Company believes is net loss attributable to the Company.

Reconciliation of Funds From Operations, Adjusted Funds From Operations,
and Cash Available for Distribution to Net Loss Attributable to the Company

		Three months	Six months
		ended June 30,	ended June
		2011	30, 2011
Net loss attributable to the Company		$(3,980,615)	$(4,413,848)

Add:	Depreciation of real estate assets	754,995	754,995
	Amortization of acquired intangible assets	2,041,823	2,041,823

Funds from operations		$(1,183,797)	$(1,617,030)

FFO per share - basic and diluted (a)		$(0.24)	$(0.65)

Add:	Acquisition costs	1,442,444	1,662,160
	Organization costs	7,072	94,372
	Directors' fees and expenses paid in stock	79,982	79,982
	Amortization of loan closing costs	21,541	21,541
	REIT establishment costs	9,940	25,849
	Depreciation/amortization on non-real estate assets	5,290	5,290
	Net mezzanine loan fees received	74,333	74,333
Less:	Recurring capital expenditures	(26,948)	(26,948)

Adjusted funds from operations		$429,857	$319,549

AFFO per share - basic and diluted (a)		$0.09	$0.13

Less:	REIT establishment costs	(9,940)	(25,849)

Cash available for distribution		$419,917	$293,700

CAD per share - basic and diluted (a)		$0.09	$0.12

Dividends:
	Declared	$646,487	$646,487
	Per share	$0.125	$0.125

a) Calculated based upon weighted average shares outstanding - basic and diluted		4,886,486	2,474,973

Actual shares outstanding at June 30, 2011, including 26,000 unvested shares of restricted stock		5,171,899	5,171,899

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);
•	capital expenditures incurred to lease our multifamily communities;
•	interest expense on our outstanding property level debt; and
•	quarterly distributions that we pay to the Company's stockholders.

The Company's net cash used by operating activities for the six months ended June 30, 2011 was approximately $820,000. We had net cash used in operating activities, rather than net cash generated by operating activities, primarily due to less than three months of operations for all three of our multifamily communities and our mezzanine loan investment, one-time expenses related to the acquisition of our three multifamily communities of approximately $1.7 million, and organizational costs we incurred in the period of approximately $94,000. While we did not generate net cash from operating activities in the six months ended June 30, 2011, we believe that we will generate net cash from operating activities, on a per quarter basis, for the remainder of 2011 because we will have our multifamily communities and our mezzanine loan investment operating for the full quarters. In addition, we currently do not anticipate any additional organizational expenses or acquisition expenses related to the three acquired communities.

Net cash flows used in investing activities for the six months ended June 30, 2011 was approximately $93.3 million. We used approximately $87.5 million to acquire our three multifamily communities in the second quarter of 2011 and we used $6.0 million to make a mezzanine loan investment related to the construction of a multifamily property adjacent to our Trail Creek community in Hampton, Virginia and, in connection therewith, received an option to purchase the community.

Net cash provided by financing activities was approximately $99.7 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, we received gross proceeds of approximately $55.6 million from the incurrence of long-term property level debt in connection with the acquisition of our three multifamily communities. In addition, we received approximately $46.1 million in net proceeds from the sale of our Common Stock in the IPO, including from the underwriters’ exercise of the over-allotment option, and the concurrent private placement transaction with WOF. We used all of the proceeds from our long-term property level debt financing activities to partially fund our acquisitions during the six months ended June 30, 2011. We used approximately $34.0 million of the proceeds from the sale of our Common Stock to partially fund our acquisitions during the six months ended June 30, 2011. We used approximately $1.9 million of the proceeds from the sale of our Common Stock to pay off all of the Company's short-term debt on April 5, 2011.

The majority of our revenue is derived from residents under existing leases at our multifamily communities. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these multifamily communities; and (5) the ability of our residents to make their rental payments. We believe we are well positioned to take advantage of the recent improvements in multifamily fundamentals, such as higher occupancy rates, positive new and renewal rates over expiring leases, a declining home ownership rate and a decline in turnover, which we believe are all positive developments in the multifamily industry.

The Company intends to elect to be taxed as a REIT effective as of April 1, 2011. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its annual REIT taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal income taxes on the taxable income it distributes to its stockholders. Generally, the Company's objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly Common Stock dividends to stockholders through net cash generated from its operating results.

Distributions

On May 5, 2011, we declared a quarterly cash dividend to our common stockholders of record as of June 30, 2011, that was paid on July 15, 2011, in the amount of $0.125 per share of Common Stock, totaling approximately $646,487. On August 4, 2011, we declared a quarterly cash dividend of $0.125 per share, which will be paid on October 17, 2011 to all common stockholders of record as of September 30, 2011. For the remainder of 2011, the Company currently expects to maintain a quarterly dividend payment to common stockholders of $0.125 per share. To the extent the Company continues to pay dividends at this rate, the Company expects to use net cash flow from operations to fund the dividend payments to common stockholders. If net cash flow from operations is not sufficient to meet its anticipated dividend payment rate, the Company would need to use its working capital and dividend reserve to fund dividend payments. The Company's board of directors will review the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. The Company's dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. The Company expects that net cash flow from operations will be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Internal Revenue Code of 1986, as amended. In addition, we expect CAD to be sufficient to fund our projected dividend distributions for the remaining quarters of 2011.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;
•	capital expenditures needed for our multifamily communities;
•	costs associated with future capital raising activities; and
•	costs associated with future multifamily community acquisition and lending opportunities.

Initially, the sources to fulfill our long-term liquidity needs will consist of the net proceeds from the IPO and the private placement transaction with WOF, payments of principal and interest we receive on our mezzanine loan investment and cash generated from our operating results. In the future, we may use leverage to finance our long-term cash needs through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and credit facilities (including term loans and revolving facilities). In addition, we intend to finance our investments with the net proceeds from additional issuances of our securities, including common stock, preferred stock, units of limited partnership interest in the Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

Our ability to raise funds through the issuance of our securities is dependent on, among other things, general market conditions for REIT's, market perceptions about us, and the current trading price of our Common Stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not consistently be available on terms that are attractive to us or at all.

We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities. The number of different multifamily communities we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. See the section entitled "Risk Factors" beginning on page 20 of the Prospectus for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the value of our tangible assets (including our real estate assets, real estate loan investments, accounts receivable and cash and cash equivalents) on a portfolio basis based on fair market value. As of June 30, 2011, our outstanding debt (both secured and unsecured) was approximately 56.5% of the value of our tangible assets on a portfolio basis based on fair market value. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. In addition, we have acquired, and we intend to acquire, all of our multifamily communities through separate special purpose entities and we have financed, and we intend to finance, each of these multifamily communities using financing techniques for that property alone without any cross-collateralization to our other multifamily communities or guarantees by the Company or our operating partnership.

Our secured and unsecured aggregate borrowings are intended by us to be reasonable in relation to our tangible assets and will be reviewed by our board of directors at least quarterly. In determining whether our borrowings are reasonable in relation to our tangible assets, we expect that our board of directors will consider many factors, including without limitation the lending standards of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, for loans in connection with the financing of multifamily properties, the leverage ratios of publicly traded and non-traded REITs with similar investment strategies, and general market conditions. There is no limitation on the amount that we may borrow for any single investment.

Our ability to incur additional debt is dependent on a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by lenders. We will continue to monitor the debt markets, including Fannie Mae and/or Freddie Mac (from both of whom we have obtained single asset secured financing on all of our multifamily communities in 2011), and as market conditions permit, access borrowings that are advantageous to us.

If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, including acquisitions and improvements to real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and Investment Company Act exemption. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we would like or on terms as favorable as we would like.

Furthermore, if interest rates or other factors at the time of financing result in higher interest rates upon financing, then the interest expense relating to that financed indebtedness would be higher. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operations, cash flow, our ability to pay principal and interest on our debt and our ability to pay distributions to our stockholders. Finally, sellers may be less inclined to negotiate with us if they believe we may be unable to obtain financing.

As of June 30, 2011, the Company had outstanding borrowings of approximately $55.6 million, all of which was incurred by the Company in the three months ended June 30, 2011 in connection with the acquisition of our three multifamily communities. The outstanding balance includes fixed-rate debt of approximately $20.9 million, or 37.5% of the total debt balance, and floating-rate debt of approximately $34.8 million, or 62.5% of the total debt balance.

As of June 30, 2011, the Company had approximately $5.6 million in cash and cash equivalents available to meet its short-term and long-term liquidity needs. As of June 30, 2011, $2.5 million of the cash and cash equivalents was held by the Company as a working capital and dividend reserve and approximately $700,000 was held for planned non-recurring capital expenditures for the Company's recently acquired multifamily communities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk. The Company has approximately $34.8 million of floating-rate debt tied to the 30-day London Interbank Offered Rate, or LIBOR. $19.5 million of our floating-rate debt has LIBOR effectively capped at 4.48% and approximately $15.3 million of our floating rate debt has LIBOR effectively capped at 4.05%, both through caps on the maximum interest rate on our debt under Freddie Mac's capped adjustable-rate mortgage program. The Company has limited market risk associated with debt maturity as all of the Company's debt was incurred in April 2011 and does not mature until May 2018.

We have and will continue to manage interest rate risk as follows:

•	maintain a reasonable ratio of fixed-rate, long-term debt to total debt so that floating-rate exposure is kept at an acceptable level;
•	place interest rate caps on floating-rate debt; and
•	take advantage of favorable market conditions for long-term debt and/or equity.

We use various financial models and advisors to achieve our objectives.

If interest rates under the Company's floating-rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at June 30, 2011, would increase by $347,850 on an annualized basis, or decrease by approximately $66,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.19% at June 30, 2011, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

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

Changes in internal control over financial reporting

As required by Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Accounting Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are not currently subject to any legal proceedings that we consider material.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 20 of the Prospectus. There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 4, 2011, the Company issued 1,500 shares of Common Stock to its independent directors in lieu of paying cash as compensation for attendance at Board committee meetings pursuant to its 2011 Stock Incentive Plan. These shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

Initial Public Offering and Use of Proceeds

Our registration statement on Form S-11, as amended (Registration No. 333-168407) (the "Registration Statement"), with respect to the IPO, registered up to 5,175,000 shares of our Common Stock, par value $0.01 per share, at an offering price of $10.00 per share of Common Stock, for an aggregate amount of up to $51,750,000 in gross proceeds. Our Registration Statement was declared effective on March 31, 2011. We sold a total of 4,607,361 shares of Common Stock in the IPO, including 107,361 shares of Common Stock issued and sold pursuant to the underwriters' exercise of their over-allotment option, for gross proceeds of approximately $46.1 million. The IPO closed on April 5, 2011 and the over-allotment option closed on May 4, 2011. As of the date of filing this report, the IPO has terminated. The sole book-running lead manager of the IPO was Wunderlich Securities, Inc. The net proceeds to the Company from the IPO, including from the closing of the exercise of the over-allotment option, were approximately $40.8 million, after payment in full of fees to the underwriters and offering expenses. The cash expenses of the IPO, including from the closing of the exercise of the over-allotment option, were as follows (in millions):

Underwriting discounts and commissions	$2.6
Other offering expenses	2.7
Organizational costs	0.5
Total underwriting discounts and expenses	$5.8

All the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our shares of Common Stock; or (iii) our affiliates.

As of May 4, 2011, we had completed the IPO and had received all of the proceeds. As of June 30, 2011, the Company has expended a portion of the net proceeds of the IPO as follows: (1) approximately $11.9 million was expended in connection with the acquisition of the membership interests in Stone Rise Apartments, LLC (f/k/a Oxford Rise JV LLC) on April 15, 2011; (2) approximately $13.1 million was expended in connection with the acquisition of the membership interests in PAC Summit Crossing, LLC (f/k/a Oxford Summit Partners LLC) on April 21, 2011; (3) approximately $9.0 million was expended in connection with the acquisition of Oxford Trail through the Company's wholly owned subsidiary Trail Creek Apartments, LLC from Oxford Trail JV LLC on April 29, 2011; (4) approximately $3.0 million was expended in connection with an aggregate $6.0 million mezzanine loan investment, or mezzanine loan, to Oxford Hampton Partners LLC, or the borrower, through the Company's wholly owned subsidiary Trail Creek Mezzanine Lending, LLC on June 30, 2011; and (5) approximately $0.5 million was expended for organizational costs of the Company. The aggregate amount of net proceeds expended in connection with the three acquisitions, the mezzanine loan investment and organizational costs is approximately $37.5 million. In addition to the use of IPO proceeds in connection with the three acquisitions and the mezzanine loan investment and for organizational costs, the Company has set aside $2.5 million for a working capital and dividend reserve and approximately $0.8 million for planned non-recurring capital expenditures on the three acquisitions, leaving no net proceeds from the IPO.

The Stone Rise Apartments membership interests were acquired from Oxford Rise Partners LLC, a Georgia limited liability company, and WOF. WOF owns approximately 19.34% of the outstanding Common Stock of the Company. In addition, John A. Williams, the Company's President, Chief Executive Officer and Chairman of the Board, indirectly owns an approximate 1.0% membership interest in WOF. In connection with the acquisition, the Company paid an acquisition fee of $301,500, or 1.0% of the contract purchase price, to our manager, of which WOF received $3,015 through its special limited liability company interest in our manager which entitles WOF to receive 1% of our manager's gross revenues.

The PAC Summit Crossing membership interests were acquired from Oxford Summit Development LLC, a Georgia limited liability company, and WRF. WRF owns approximately 13.34% of the outstanding Common Stock of the Company. In addition, Mr. Williams indirectly owns an approximate 7.0% membership interest in WRF. In connection with the acquisition, the Company paid an acquisition fee of $332,000, or 1.0% of the contract purchase price, to our manager, of which WOF received $3,220 through its special limited liability company interest in our manager.

WRF owned indirectly an approximately 10% membership interest in Oxford Trail JV. Separate from Mr. Williams' membership interest in WRF, Mr. Williams received approximately $62,600 from Trail JV as a promoted interest in connection with the sale of Oxford Trail. Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board received approximately $20,375 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail Apartments. In connection with the acquisition, the Company paid an acquisition fee of $235,000, or 1.0% of the contract purchase price, to our manager of which WOF received $2,350 through its special limited liability company interest in our manager.

For the mezzanine loan investment, WRF is an approximately 100% indirect owner of the borrower. In connection with the closing of the mezzanine loan investment, the Company paid a fee of $60,000, or 1.0% of the maximum loan amount, to our manager, of which WOF received $600 through its special limited liability company interest in our manager. In addition, the borrower used proceeds of the mezzanine loan investment to pay approximately $302,300 to WRF to retire an outstanding short term loan from WRF that matured on the closing date of the mezzanine loan investment.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.
(Registrant)

Date: August 15, 2011	/s/ John A. Williams
John A. Williams
President and Chief Executive Officer

Date: August 15, 2011	/s/ Michael J. Cronin
Michael J. Cronin
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2011 and December 31, 2010, (ii) consolidated statements of operations for the three and six months ended June 30, 2011, (iii) consolidated statement of equity and accumulated deficit, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.