Form 10-Q
period 2011-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2011-11-10
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s Common Stock, as of November 4, 2011, was 5,147,399.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2011	2010

Assets

Real estate
Land	$13,052,000	$-
Building and improvements	60,243,867	-
Furniture, fixtures, and equipment	8,351,395	-
Gross real estate	81,647,262	-
Less: accumulated depreciation	(1,725,746)	-
Net real estate	79,921,516	-
Real estate loan	6,000,000	-
Total real estate and real estate loan, net	85,921,516	-

Cash and cash equivalents	5,046,153	22,275
Restricted cash	609,488	-
Tenant receivables	35,680	-
Acquired intangible assets, net of amortization of $4,698,174	838,893	-
Deferred loan costs, net of amortization of $42,986	573,153	-
Deferred offering costs	682,668	620,237
Other assets	463,998	187,300

Total assets	$94,171,549	$829,812

Liabilities and equity

Liabilities
Mortgage notes payable	$55,637,000	$-
Accounts payable and accrued expenses	1,106,299	-
Note payable, related party	-	465,050
Revolving line of credit, related party	-	200,000
Non-revolving line of credit, related party	-	805,898
Accrued interest payable	168,956	15,064
Dividends payable	646,675	-
Security deposits and prepaid rents	156,960	-
Deferred real estate loan income	69,844	-
Total liabilities	57,785,734	1,486,012

Commitments and contingencies (Note 12)

Equity (deficit)
Stockholder's equity (deficit)
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 5,147,399 shares issued and outstanding at September 30, 2011; 36,666 shares issued and outstanding at December 31, 2010	51,474	366
Additional paid in capital	50,458,803	109,632
Syndication and offering costs	(6,043,712)	-
Accumulated deficit	(8,080,751)	(766,199)
Total stockholders' equity (deficit)	36,385,814	(656,201)
Non-controlling interest	1	1
Total equity (deficit)	36,385,815	(656,200)

Total liabilities and equity	$94,171,549	$829,812

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Rental revenues	$2,250,514	$-	$3,942,177	$-
Other property revenues	258,619	-	443,894	-
Interest income on real estate loan	124,495	-	125,828	-
Total revenues	2,633,628	-	4,511,899	-

Operating expenses:
Property operating and maintenance	579,992	-	1,016,793	-
Property management fees	100,519	-	175,572	-
Real estate taxes	181,484	-	324,630	-
General and administrative	51,436	-	86,821	-
Depreciation and amortization	3,623,732	-	6,425,841	-
Acquisition costs	18,272	179,233	1,680,432	179,233
Organizational costs	-	150,804	94,372	150,804
Property insurance	37,748	-	66,426	-
Professional fees	72,952	-	304,702	-
Other	36,544	948	70,402	948
Total operating expenses	4,702,679	330,985	10,245,991	330,985

Operating loss	(2,069,051)	(330,985)	(5,734,092)	(330,985)

Management fees	177,475	-	322,741	-
Corporate insurance	39,069	-	128,247	-
Interest expense	537,591	1,570	972,233	1,570
Other expense	77,518	-	157,239	-
Net loss	(2,900,704)	(332,555)	(7,314,552)	(332,555)

Less consolidated net loss attributable to non-controlling interests	-	-	-	-

Net loss attributable to the Company	$(2,900,704)	$(332,555)	$(7,314,552)	$(332,555)

Net loss per share of Common Stock, basic and diluted	$(0.56)	$(9.07)	$(2.17)	$(9.98)

Weighted average number of shares of Common Stock outstanding, basic and diluted	5,146,845	36,666	3,375,384	33,308

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statement of Equity and Accumulated Deficit
For the nine months ended September 30, 2011
(unaudited)

	Common Stock	Additional Paid in Capital	Offering and Syndication Costs	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interest	Total Equity (Deficit)

Balance at December 31, 2010	$366	$109,632	$-	$(766,199)	$(656,201)	$1	$(656,200)

Issuance of warrant to purchase Common Stock	-	462,330	-	-	462,330	-	462,330

Proceeds from sale of Common Stock	51,074	51,022,536	-	-	51,073,610	-	51,073,610

Issuance of stock compensation	34	157,467	-	-	157,501	-	157,501

Syndication and offering costs	-	-	(6,043,712)	-	(6,043,712)	-	(6,043,712)

Net loss	-	-	-	(7,314,552)	(7,314,552)	-	(7,314,552)

Dividends to common stockholders	-	(1,293,162)	-	-	(1,293,162)	-	(1,293,162)

Balance at September 30, 2011	$51,474	$50,458,803	$(6,043,712)	$(8,080,751)	$36,385,814	$1	$36,385,815

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30, 2011	September 30, 2010
Operating activities:
Net loss	$(7,314,552)	$(332,555)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,725,746	-
Amortization expense	4,700,095	-
Deferred fee income amortization	(4,489)	-
Deferred loan cost amortization	42,986	-
Non-cash stock compensation	157,501	-
Changes in operating assets and liabilities:
Increase in tenant accounts receivable	(35,680)	-
Increase in other assets	(175,621)	-
Increase in accounts payable and accrued expenses	483,797	-
Increase in accrued interest	153,892	1,570
Increase in security deposit liability	8,168	-
Decrease in prepaid rents	(8,055)	-
Net cash used in operating activities	(266,212)	(330,985)

Investing activities:
Investment in real estate loan	(6,000,000)	-
Deferred real estate loan fees	(60,000)	-
Deferred real estate loan income	134,333	-
Acquisition of properties, net of cash acquired	(87,449,341)	-
Deposit refund received	150,000	-
Additions to real estate assets - improvements	(328,848)	-
Increase in escrowed and restricted cash	(43,773)	-
Net cash used in investing activities	(93,597,629)	-

Financing activities:
Proceeds from mortgage notes payable	55,637,000	-
Payments for mortgage loan costs	(616,139)	-
Payments on revolving lines of credit	(200,000)	-
Payments on non-revolving lines of credit	(1,240,000)	-
Proceeds from non-revolving lines of credit	434,102	-
Proceeds from note payable to related parties	-	465,050
Payments on note payable to related parties	(465,050)	-
Proceeds from sales of common stock, net of offering costs	46,117,662	109,998
Dividends paid	(646,487)	-
Increase in deferred offering costs, net of non cash items	(133,369)	(148,360)
Proceeds from noncontrolling interest	-	1
Net cash provided by financing activities	98,887,719	426,689

Net increase in cash and cash equivalents	5,023,878	95,704
Cash beginning of period	22,275	-
Cash end of period	$5,046,153	$95,704

Supplemental cash flow information:
Cash paid for interest	$775,093	$-

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$27,982	$-
Dividends payable	$646,675	$-
Accrued and payable deferred offering costs	$554,496	$-

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
 (unaudited)

1.	Organization

Preferred Apartment Communities, Inc., or the Company, was formed as a Maryland corporation on September 18, 2009, and intends to elect to be taxed as a real estate investment trust ("REIT") effective as of January 1, 2011 for U.S. federal income tax purposes.  The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States.  As part of its property acquisition strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and it may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of these properties.  As a secondary strategy, the Company may acquire senior mortgage loans, subordinated loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets as determined by our manager.  The Company is externally managed and advised by Preferred Apartment Advisors, LLC ("PAA"), a Delaware limited liability company and related party (see Note 6).

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

On February 22, 2011, the Company effected a change in the designation of its issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of common stock, par value $0.01 per share, or Common Stock, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, $0.01 par value per share, all pursuant to an amendment to the Company's charter.  As a result of these actions, NELL Partners, Inc. held 36,666 shares of the Company's Common Stock as of February 22, 2011.  The consolidated balance sheets and consolidated statement of equity and accumulated deficit at December 31, 2010 have been retroactively restated to reflect this change.

The Company completed its initial public offering (the "IPO") on April 5, 2011.  The IPO resulted in the sale of 4,500,000 shares of Common Stock at a price per share of $10.00, generating gross proceeds of $45.0 million.  The aggregate proceeds to the Company, net of underwriters' discounts and commissions and other offering costs, were approximately $39.8 million.  Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), the Company sold 500,000 shares of its Common Stock to the Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for gross proceeds to the Company of $5 million.  Aggregated estimated offering expenses in connection with the private placement were approximately $297,700. WOF is an affiliate of the Company and PAA.

On May 4, 2011, in conjunction with the IPO, the Company issued and sold 107,361 shares of Common Stock at $10.00 per share pursuant to the underwriters' exercise of their over-allotment option, for gross proceeds of approximately $1.1 million. After deducting  underwriters’ commissions and offering expenses, net proceeds to the Company from the over-allotment option were approximately $1.0 million.

The consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership.  The Company controls through its sole general partner interest the Operating Partnership and plans to conduct substantially all of its business through the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership as of September 30, 2011, presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.  All significant intercompany transactions have been eliminated in consolidation.  Certain adjustments have been made consisting of normal recurring accruals, which in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
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

Intangible assets include the values of in-place leases and customer relationships. In-place lease values are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.  The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases. The values of customer relationships are estimated by calculating the product of the avoided hypothetical lost revenue and the average renewal probability and are likewise amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. Acquired intangible assets generally have no residual value.

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

Loans Held for Investment

The Company records its investments in real estate loans at cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Recoveries of valuation allowances are only recognized in the event of maturity or a sale or disposition in an amount above carrying value.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Restricted cash includes cash restricted by state law or contractual requirement and, as of September 30, 2011, relates primarily to tax and insurance escrows and resident security deposits.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

Fair Value Measurements

Certain assets and liabilities are required to be carried at fair value, or if they are deemed impaired, to be adjusted to reflect this condition. The Company follows the guidance provided by ASC 820, Fair Value Measurements and Disclosures, in accounting and reporting for real estate assets where appropriate, as well as debt instruments both held for investment and as liabilities. The standard requires disclosure of fair values calculated under each level of inputs within the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities at the measurement date.
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the asset or liability.

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

Revenue Recognition

Rental revenue is recognized when earned from residents, which is over the terms of rental agreements, typically of 13 months’ duration. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, have not been material.

Interest income on the real estate loan is recognized on an accrual basis over the life of the loan using the effective interest method.  Direct loan origination fees and origination or acquisition costs are amortized over the life of the loan as an adjustment to interest income.  The accrual of interest is stopped when there is concern as to the ultimate collection of principal or interest of the loan, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans  are recorded as interest income when the payments are received.  Real estate loan investments are reclassified as accrual-basis once interest and principal payments become current.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with guidance provided by ASC 505, Equity-Based Payments to Non-Employees and ASC 718, Stock Compensation. We calculate the fair value of equity compensation instruments at the date of grant based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. We will also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s).  We record the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant.

Acquisition Costs

The Company expenses property acquisition costs as incurred, which include costs such as due diligence, legal, environmental and consulting.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
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

Income Taxes

The Company intends to elect to be taxed as a REIT effective as of January 1, 2011.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders.  The Company intends to operate in such a manner as to qualify for treatment as a REIT.

Since the Company intends for its REIT election to be effective as of January 1, 2011 (See Note 11), it expects to be subject to U.S. federal and state income taxes for the period prior to that date.  The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences.  Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

Recent Adoption of Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310):Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires enhanced disclosures of financing receivables, the associated credit risks, how they are analyzed, and changes and reasons for changes in the calculation of a firm’s credit loss allowances.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption had no effect on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combination (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This new guidance requires pro forma disclosure of revenue and earnings for the combined entity as though all business combinations that occurred during the period had occurred as of the beginning of the current annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This new guidance was effective for the first annual reporting period beginning after December 15, 2010. Adoption had no effect on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new standard provides the option to utilize a qualitative assessment of facts and circumstances to determine whether the carrying value of a reporting segment is more likely than not greater than its fair value, for purposes of proceeding with annual goodwill impairment testing. If this qualitative assessment indicates that the existence of an impairment condition is more likely than not, then the analysis proceeds according to existing guidance. If not, then no further action is necessary. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect its adoption of this guidance to have a material effect on its financial position or results of operations.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

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

For the nine-month period ended September 30, 2011, revenues and expenses related to these three acquired properties are from the respective dates of acquisition.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

The Company recorded depreciation and amortization of tangible and identifiable intangible assets as follows:

	Three months	Nine months
	ended	ended
	September 30, 2011
Depreciation:
Buildings and improvements	$406,754	$718,352
Furniture, fixtures, and equipment	559,474	1,007,394
	966,228	1,725,746
Amortization of acquired intangible assets	2,656,352	4,698,174
Website development costs	1,152	1,921
Total depreciation and amortization	$3,623,732	$6,425,841

Acquired intangible assets consist of the values of leases in place, customer relationships, and above-market or below-market leases, each of which are amortized over the non-cancelable remaining average lease terms.  At September 30, 2011, the weighted-average remaining lease term related to these intangible assets was 1.9 months.

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

The mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum.  Interest will be paid monthly with principal and any accrued but unpaid interest due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, the Company has an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date.  If the property is sold to, or refinanced by, a third party before July 1, 2014, the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan.  The calculation of the cumulative internal rate of return will include the loan’s fees received at closing.  Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, the Company will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end as the borrower cannot control whether the option is exercised.  The accrued exit fee will be recorded as interest income in the consolidated statements of operations.  As of September  30, 2011, no additional exit fee was earned by the Company.

If the Company exercises the purchase option and acquires the property, any accrued and unpaid exit fee will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of Hampton Partners.  Partial prepayment of the mezzanine loan is not permitted without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, both unaffiliated third parties, have guaranteed the completion of the project in accordance with the plans and specifications.  This guaranty is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement with the senior lender.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

In connection with the closing of the mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333.  The Company paid an acquisition fee of $60,000 to PAA out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

5.   Stockholders’ Equity (Deficit)

On January 26, 2010, the Company issued to NELL Partners, Inc. 3,333 shares of Class A Common Stock at $3.00 per share and 33,333 shares of Class B Common Stock at $3.00 per share in a private placement.

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

On July 29, 2010, the Board of Directors of the Company authorized the issuance and sale of up to $75.0 million in Class A Common Stock in an underwritten public offering.  On February 25, 2011, the Company amended its prior authorization to issue up to $75.0 million in Class A Common Stock in accordance with the change in designation of all shares of Class A Common Stock to shares of Common Stock, as described above, and, as a result, the Board of Directors of the Company authorized the issuance and sale of up to $75.0 million in Common Stock in an initial public offering.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

The management agreement between the Company and PAA entitles PAA to receive compensation for various services it performs related to acquiring and managing properties on the Company's behalf:

		Three months ended	Nine months ended
Type of Compensation	Basis of Compensation	September 30, 2011

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$-	$928,500
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total value of assets, as adjusted	127,292	235,019
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	100,519	175,572
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	50,183	87,722

		$277,994	$1,426,813

There were no fees paid or owed to PAA for the three-month or nine-month periods ended September 30, 2010.  As of September 30, 2011, the Company owed PAA $67,722 in fees pursuant to the third amended and restated management agreement.

In addition to property management fees, the Company incurred reimbursable expenses at the properties of $255,847 and $435,902 during the three-month and nine-month periods ended September 30, 2011, respectively.  These costs consisted of on-site personnel salary and related benefits.

In addition to the fees described above, the management agreement also entitles PAA to other potential fees, as follows:

•	Disposition fees - Based on the lesser of (A) one-half of the commission that would be reasonable and customary; and (B) 1% of the sale price of the asset
•	Construction, development, and landscaping fees - Customary and competitive market rates in light of the size, type and location of the asset
•
Special limited partnership interest - 15% of distributions from the sale of an asset and prior operations that are in excess of the capital contributed by the Company plus an amount equal to a 7% cumulative, non-compounded annual return to investors

The Company did not incur any of these other potential fees during the three-month or nine-month periods ended September 30, 2011.

7.   Dividends

On May 5, 2011, the Company declared its first quarterly dividend on its Common Stock of $0.125 per share for the second quarter of 2011.  The dividend totaled $646,487 and was paid on July 15, 2011 to all holders of Common Stock of record as of June 30, 2011.

On August 4, 2011, the Company declared a quarterly dividend on its Common Stock of $0.125 per share. The dividend totaled $646,675 and was paid on October 17, 2011 to all holders of Common Stock of record as of September 30, 2011.

8.   Lines of Credit

On October 12, 2010, the Company entered into a $1.0 million unsecured non-revolving line of credit arrangement with WOF, which matured on March 31, 2011.  On March 25, 2011, the line of credit was increased to $1.25 million and the maturity date was extended to April 30, 2011.  The line was to be used to fund approved expenses incurred by the Company such as organization, offering and property acquisition expenses.  The line had an interest rate of 4.25% per annum.  For the three-month and nine-month periods ended September 30, 2011, the Company incurred interest on this line of credit of $0 and $10,758, respectively.  On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

On October 12, 2010, the Company entered into a $1.0 million unsecured revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was reduced to $750,000 and the maturity date was extended to April 30, 2011.  The line was only to be used to fund certain approved deposits and escrows related to the acquisition of real estate projects and related financings.  The line had an interest rate of 4.25% per annum.  For the three-month and nine-month periods ended September 30, 2011, the Company incurred interest on this note of $0 and $880, respectively. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.

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

Restricted Stock Grant

On April 5, 2011, the Company granted a total of 26,000 shares of restricted stock to its non-employee board members, in payment of their annual retainer fees. The Company generally recognizes the fair value per share for restricted stock grants as the closing price on the grant date. The fair value per share was deemed to be $10.00 per share (the IPO offering price) by Board resolution.  Compensation cost in the amount of $260,000 will be recognized on a straight-line basis over the period ending on the first anniversary of the grant date.

For the three-month and nine-month periods ended September 30, 2011, stock compensation expense for these grants was $65,534 and $127,507 respectively, and is included in other income and expense on the consolidated statement of operations. Unrecognized compensation expense for this restricted stock grant was $132,493 and all 26,000 unvested shares were outstanding at September 30, 2011.

Directors’ Stock Grants

On May 5, 2011, the Company granted 1,872 shares of Common Stock to its non-employee board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $9.62 and the total compensation cost of $18,009 was recorded in full at that date.

On August 4, 2011, the Company granted 1,500 shares of Common Stock to its non-employee board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $7.99 and the total compensation cost of $11,985 was recorded in full at that date.

Warrant

On March 31, 2011, as partial compensation for services rendered for the IPO, the Company issued to International Assets Advisory, LLC (“IAA”) a warrant to purchase up to 150,000 shares of the Company’s Common Stock. The exercise price is $12.50 per share, which is 125% of the gross IPO price of $10.00 per share. The warrant became exercisable as of September 28, 2011 and expires on March 31, 2015.

The Company calculated the per-share fair value of the warrant using the Black-Scholes method. The underlying valuation assumptions were:

Dividend yield	5.0%
Expected volatility	62.69%
Risk-free interest rate	1.765%
Expected option term (years)	4

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

The expected dividend yield assumption was derived from the Company’s gross IPO price per share and its projected future quarterly dividend payments of $0.125 per share. On May 5, 2011, the Company declared a dividend of $0.125 per share payable to shareholders of record as of June 30, 2011.

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

10.  Debt

Note Payable

On September 2, 2010, the Company borrowed $465,050 from WOF through the issuance of a promissory note.  The note had an interest rate of 4.25% per annum and had a maturity date of April 30, 2011.  The proceeds were used to reimburse for organizational, offering, acquisition and due diligence expenses.  On April 5, 2011, the Company paid off this note in conjunction with the closing of the IPO and the private placement with WOF.  For the nine-month period ended September 30, 2011, the Company incurred interest on this note of $5,090.

Mortgage Notes Payable

The Company partially financed the acquisitions of Stone Rise, Summit Crossing and Trail Creek with non-recourse mortgage notes collateralized only by the associated real estate assets for each community. Each mortgage requires payments of interest only from the dates of closing through May 1, 2014, then principal and interest are due on a 30-year amortization schedule through May 1, 2018, the date of maturity of each instrument.

				Interest expense
		Principal		Three months	From
		balance at		ended	acquisition dates
	Acquisition	September 30,		September 30,	through
	date	2011	Interest rate	2011	September 30, 2011

Stone Rise	4/15/2011	$19,500,000	1 month LIBOR + 2.77%	$147,962	$270,309
Summit Crossing	4/21/2011	20,862,000	Fixed 4.71%	251,109	444,900
Trail Creek	4/29/2011	15,275,000	1 month LIBOR + 2.80%	117,075	197,291
Total		$55,637,000		$516,146	$912,500

Variable monthly interest rates are capped at 7.25% and 6.85% for Stone Rise and Trail Creek, respectively. LIBOR was 0.239% on September  30, 2011. Based upon this rate, the Company’s estimated future principal payments due on its debt instruments as of September 30, 2011 were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

Remainder of 2011	$-
2012	-
2013	-
2014	606,576
2015	1,069,439
thereafter	53,960,985

Total	$55,637,000

11.   Income Taxes

The Company intends to elect to be taxed as a REIT effective January 1, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date.  The election will be made in early 2012 with the filing of the REIT's December 31, 2011 federal tax return.  For the period preceding this election date, the Company's operations resulted in a tax loss.  As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain.  Since these deferred tax assets will most likely not be used once the Company elects REIT status, management has determined that a 100% valuation allowance is appropriate for the period ended September 30, 2011.

12.   Commitments and Contingencies

The Company is not currently subject to any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

13.   Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

	Three months ended:		Nine months ended:
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
Consolidated net loss	$(2,900,704)	$(332,555)	$(7,314,552)	$(332,555)
Net loss attributable to non- controlling interests	-	-	-	-
Earnings attributable to unvested restricted shares (See Note A below)	(3,250)	-	(6,500)	-

Net loss attributable to Company	$(2,903,954)	$(332,555)	$(7,321,052)	$(332,555)

Denominator:

Weighted average number of shares of Common Stock - basic	5,146,845	36,666	3,375,384	33,308
Effect of dilutive securities:
Warrant (See Note B below)	-	-	-	-
Weighted average number of shares of Common Stock - diluted	5,146,845	36,666	3,375,384	33,308

Loss per weighted average share - basic and diluted	$(0.56)	$(9.07)	$(2.17)	$(9.98)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

(A) The Company's unvested restricted share awards contain non forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses to date the cumulative dividends declared as of September 30, 2011 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(B) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company on March 31, 2011 was excluded from the diluted shares calculation because the effect was antidilutive.

14.  Pro Forma Financial Information

Contributions of revenues and earnings by the acquisitions of Stone Rise, Summit Crossing, and Trail Creek to the Company’s results of operations from the dates of acquisition (April 15, 2011, April 21, 2011 and April 29, 2011 for Stone Rise, Summit Crossing and Trail Creek, respectively) through September 30, 2011 were:

	Stone	Summit	Trail
	Rise	Crossing	Creek	Total
Revenues	$1,594,718	$1,656,129	$1,135,224	$4,386,071

Depreciation and amortization expense	2,127,046	2,560,988	1,735,886	6,423,920

Other expenses	893,480	1,031,635	655,933	2,581,048

Net loss	$(1,425,808)	$(1,936,494)	$(1,256,595)	$(4,618,897)

The Company’s condensed pro forma financial results, assuming the acquisitions of Stone Rise, Summit Crossing, and Trail Creek were hypothetically completed on January 1, 2010 were:

	Three months ended:		Nine months ended:
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Pro forma:
Revenue	$2,633,628	$2,338,867	$7,442,678	$6,666,985
Amortization of intangibles	-	(310,986)	-	(5,537,067)
Depreciation expense	(726,658)	(1,007,756)	(2,472,468)	(2,972,115)
Acquisition costs	(18,272)	(59,744)	(811,932)	(1,047,733)
Organization costs	-	-	(94,372)	(150,804)
Property operating expenses	(1,060,675)	(1,037,501)	(3,036,288)	(2,944,196)
Other expenses	(831,653)	(742,589)	(2,388,676)	(2,241,375)

Net loss	$(3,630)	$(819,709)	$(1,361,058)	$(8,226,305)

Pro forma basic and diluted loss per share	$(0.00)	$(0.19)	$(0.28)	$(1.94)
Pro Forma weighted average outstanding
shares, basic and diluted	4,851,386	4,248,569	4,849,909	4,248,569

Since the Company commenced operations with its IPO on April 5, 2011, pro forma adjustments have been made to corporate general and administrative expenses for the nine-month periods ended September 30, 2011 and 2010. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2010, nor should they be interpreted as expectations of future results.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2011
 (unaudited)

15.   Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature.  The Company does not have any assets or liabilities measured at fair value on a recurring basis.

The following table provides disclosure on the fair value of the Company’s other financial instruments, which include mortgage notes collateralized only by the three acquired apartment communities, and the real estate loan investment:

			Fair value measurements
			using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate related loan	$6,000,000	$6,000,000	$-	$-	$6,000,000
Financial Liabilities:
Mortgage notes payable	$55,637,000	$56,761,783	$-	$-	$56,761,783

The fair values of these instruments were calculated using discounted cash flow valuation methodologies and are based upon unobservable (Level 3) assumption inputs, which included fixed-rate yield index data and spread quotes as of September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On September 1, 2011, we filed a registration statement, which has been subsequently amended, with the SEC offering a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our series A redeemable preferred stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our common stock, par value $.01 per share, or Common Stock and are immediately separable and will be issued separately.  The price per Unit of the Preferred Stock is $1,000.  The Preferred Stock will rank senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Preferred Stock are entitled to receive, when and as authorized by our Board of Directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000.  Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share.  The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year from the date of issuance and expire four years from the date of issuance.

On August 4, 2011, we declared a quarterly dividend on our Common Stock of $0.125 per share for the third quarter of 2011.  The dividend was paid on October 17, 2011 to all holders of Common Stock of record as of September 30, 2011.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report.  The forward-looking statements should be read in light of the risk factors indicated in the sections entitled "Risk Factors" beginning on page 20 of our final prospectus (the "Prospectus") dated March 31, 2011 and filed with the Securities and Exchange Commission on April 4, 2011, to our registration statement on Form S-11, as amended (Registration No. 333-168407), with respect to  our initial public offering, or IPO, and page 24 of our preliminary prospectus to our registration statement on Form S-11, as amended (Registration No. 333-176604), with respect to our offering of Units, pursuant to Rule 424(b) under the Securities Act, as supplemented, and is accessible on the SEC’s website at www.sec.gov.

General

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report.

Overview

We are an externally managed Maryland corporation incorporated on September 18, 2009 formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States.  As a secondary strategy, we also may acquire senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily assets as determined by Preferred Apartment Advisors, LLC, our manager, as appropriate for us.  We collectively refer to these asset classes as our target assets.

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

We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, effective as of January 1, 2011.  We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.  We will conduct substantially all of our operations through our operating partnership, Preferred Apartment Communities Operating Partnership, L.P.

We commenced revenue-generating operations in April 2011.

Industry Outlook

We believe gradual, albeit sporadic, improvement in the United States’ economy will occur over the coming quarters, which should eventually translate into overall job growth and resulting improvements in consumer confidence, creating upward movement of rents.  We expect current high occupancy rates to generally remain high as net absorption of available unit inventory continues over the near term.  The pipeline of new multifamily construction is currently below historical levels due to a difficult construction financing environment.  The downgrade of the U.S. credit rating by Standard & Poors and the subsequent downgrade of Freddie Mac and Fannie Mae has resulted in nominally higher near term borrowing costs that could further reduce the amount of new multifamily construction.  However, recent declines in U.S. Treasury yields have somewhat offset the increase in spreads.  We expect the market to continue to exhibit volatility as the equity and debt markets struggle to incorporate the uncertainty in both the U.S. and European economies.  We expect the supply of multifamily housing units to eventually grow as market rent increases overcome financing, commodity, and other cost challenges, boosting revenue projections and making more construction projects viable for builders and developers.

We believe the combination of a more sustainable current and future lending approach from the banking industry, coupled with continued hesitance and reluctance among prospective homebuyers about the net benefits of home ownership versus renting will continue to work in the industry’s favor, resulting in gradual increases in market rents, low concessions, and opportunities for increases in ancillary fee income.  In addition, we believe immigration rates to the U.S. may be lower than in recent years, driven by fewer available jobs due to the economic downturn and recently enacted legislation in certain states aiming to curb illegal immigration.  As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a marginal softening of market conditions due to this factor.  More than offsetting this effect, we believe, will be a firming effect on market conditions by the ongoing migration of the domestic echo-boomer generation into the workforce, resulting in a net increase in demand for rental housing.

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

Real Estate

Cost Capitalization.  Investments in real estate properties will be carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 5 to 10 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment.  Third-party acquisition costs will generally be expensed as incurred. Repairs, maintenance and resident turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized.  Repairs, maintenance and resident turnover costs include all costs that do not extend the useful life of the real estate property.  We will consider the period of future benefit of an asset to determine its appropriate useful life.

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

Impairment of Real Estate, Loans and Related Intangible Assets.  We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate, loans and related intangible assets may not be recoverable or realized.  When conditions suggest that our tangible and intangible assets may be impaired, we will compare their carrying value to their estimated undiscounted future cash flows, including proceeds from their eventual disposition.  If, based on this analysis, we do not believe that we will be able to recover the carrying value of our tangible and intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets.  Fair market value will be determined based on a discounted cash flow analysis.  This analysis will require management to use future estimates of net operating income, expected hold period, capitalization rates and discount rates.  The use of inappropriate assumptions would result in an incorrect valuation of the assets which would impact the amount of our net income and our assets on our balance sheet.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from residents and will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements.  We will write off the balance of amounts due from residents when we deem the amounts to be uncollectible.

Revenue Recognition

We expect to lease apartment units under operating leases with terms generally of thirteen months or less.  Rental revenue, net of concessions, will be recognized on a straight-line basis over the term of the lease.

We will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether our receivable, if any, is subject to future subordination, and the degree of our continuing involvement with the property after the sale, if any.  If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Other income, including interest earned on our cash, will be recognized as it is earned.  We will recognize interest income on real estate loans on an accrual basis over the life of the loan using the effective interest method.  Direct loan origination fees and origination or acquisition costs, will be amortized over the life of the loan as an adjustment to interest income.  We will stop accruing interest on loans when there is concern as to the ultimate collection of principal or interest of the loan, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans will be recorded as interest income when the payments are received.  Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

Income Taxes

We intend to elect to be taxed as a REIT effective as of January 1, 2011.  We had no taxable income prior to that date.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not equal net income as calculated in accordance with United States generally accepted accounting principles, or GAAP).  As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service, or IRS, grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we intend to operate in such a manner as to qualify for treatment as a REIT.

Equity Compensation

We calculate the fair value of equity compensation instruments such as warrants and stock options based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. When appropriate, we will also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s).

Recent Adoption of Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310):Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires enhanced disclosures of financing receivables, the associated credit risks, how they are analyzed, and changes and reasons for changes in the calculation of a firm’s credit loss allowances.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption had no effect on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combination (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This new guidance requires pro forma disclosure of revenue and earnings for the combined entity as though all business combinations that occurred during the period had occurred as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This new guidance was effective for the first annual reporting period beginning after December 15, 2010. Adoption of this guidance had no effect on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This new guidance sets forth specific criteria for a creditor to evaluate whether a debt modification constitutes a troubled debt restructuring. Specifically, the creditor must conclude (i) that a restructuring involves the granting of a concession and (ii) that the debtor is experiencing financial difficulties. The new guidance will be effective for annual and interim periods beginning on or after June 15, 2011. We do not expect adoption of this guidance to have a material effect on our financial position or results of operations.

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

We recorded a net loss of approximately $2.9 million and $7.3 million for the three-month and nine-month periods ended September 30, 2011, respectively.  The highlights of our third quarter operating results include:

•	Realization of the first full three months’ operating results from our three acquired properties;
•	A full three months’ interest income from our real estate loan investment; and
•	The reduction of approximately $1.4 million in acquisition costs between the second and the third quarter.

Adjusted Funds from Operations, or AFFO, for the three-month period ended September 30, 2011, and Cash Available for Distribution, or CAD, as of September 30, 2011, were both $773,723. See the Adjusted Funds From Operations and Cash Available for Distribution sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions of these non-GAAP measures and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure.  On August 4, 2011 we declared a quarterly dividend of $.125 per share, which was paid on October 17, 2011 to shareholders of record as of September 30, 2011, for a total distribution of $646,675.  We currently expect that CAD for the fourth quarter of 2011 will be sufficient to fund our fourth quarter 2011 dividend.

Acquired properties

On April 15, 2011, we acquired 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), the fee-simple owner of a multifamily community located in suburban Philadelphia, Pennsylvania.  Williams Opportunity Fund, LLC, or WOF, owned the membership interests in Stone Rise Apartments, LLC. The Stone Rise Apartments membership interests were acquired from Oxford Rise Partners LLC, a Georgia limited liability company, and Williams Opportunity Fund, LLC, or WOF.  As of April 15, 2011, WOF owned approximately 19.75% of our outstanding Common Stock.  In addition, John A. Williams, our President, Chief Executive Officer and Chairman of the Board, indirectly owns an approximate 1.0% membership interest in WOF.  In connection with the acquisition, we paid an acquisition fee of $301,500, or 1.0% of the contract purchase price, to our manager, of which WOF received $3,015 through its special limited liability company interest in our manager which entitles WOF to receive 1% of our manager's gross revenues.

On April 21, 2011, we acquired 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), the fee-simple owner of a multifamily community located in suburban Atlanta, Georgia.  The PAC Summit Crossing membership interests were acquired from Oxford Summit Development LLC, a Georgia limited liability company, and Williams Realty Fund I, LLC, or WRF.  As of April 21, 2011, WRF owned approximately 13.62% of our outstanding Common Stock.  In addition, Mr. Williams indirectly owns an approximate 7.0% membership interest in WRF.  In connection with the acquisition, we paid an acquisition fee of $332,000, or 1.0% of the contract purchase price, to our manager, of which WOF received $3,220 through its special limited liability company interest in our manager.

On April 29, 2011, we acquired Oxford Trail, a multifamily community located in Hampton, Virginia from Oxford Trail JV LLC.  WRF owned an approximately 10% membership interest in Oxford Trail JV LLC.   Separate from Mr. Williams' membership interest in WRF, Mr. Williams received approximately $62,600 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board received approximately $20,375 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  In connection with the acquisition, we paid an acquisition fee of $235,000, or 1.0% of the contract purchase price, to our manager of which WOF received $2,350 through its special limited liability company interest in our manager.

	Purchase	Mortgage	Debt /
	Price	Amount	Purchase
Community	(millions)	(millions)	Price

Summit Crossing	$33.20	$20.86	62.8%
Trail Creek	23.50	15.28	65.0%
Stone Rise	30.15	19.50	64.7%

Total	$86.85	$55.64	64.1%

						Nine
					Three months	months
					ended	ended
			Average	At	September 30, 2011
	Year	Number of	Unit Size	September 30, 2011	Average Economic Occupancy
Property	Completed	Units	(sq. ft.)	Physical Occupancy (1)	(2)

Summit Crossing	2007	345	1,034	94.5%	85.9%	84.4%
Trail Creek	2006	204	988	99.0%	88.0%	87.4%
Stone Rise	2008	216	1,078	94.0%	81.1%	79.6%

Total		765	1,033	95.6%	84.8%	83.5%

(1)	Count of occupied units (including models) divided by total units at reporting date.
(2)	Gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions divided by gross potential rent.

Real estate loan investment

On June 30, 2011, we made a mezzanine loan investment of $6.0 million to Oxford Hampton Partners LLC (“Hampton Partners”), a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to our existing Trail Creek multifamily community in Hampton, Virginia. Hampton Partners was required to fully draw down the mezzanine loan on the closing date. Hampton Partners paid approximately $302,300 to WRF from the proceeds of the mezzanine loan to retire an outstanding short term loan that matured on the closing date of the mezzanine loan investment.

The mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum.  Interest will be paid monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity.  Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date.  If the property is sold to, or refinanced by, a third party before July 1, 2014, we will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan.  If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then we will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan.  The calculation of the cumulative internal rate of return will include the loan’s fees received at closing.  Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, we will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end.  The accrued exit fee will be recorded as interest income in the consolidated statements of operations.  As of September 30, 2011, no additional exit fee was earned by us.

If we exercise the purchase option and acquire the property, any accrued and unpaid exit fee will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of Hampton Partners, of which WRF is an approximately 100% indirect owner.  Partial prepayment of the mezzanine loan is not permitted without our consent.  The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, both unaffiliated third parties, have guaranteed to us the completion of the project in accordance with the plans and specifications.  This guaranty is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement with the senior lender.

In connection with the closing of the mezzanine loan, we received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333.  We paid an acquisition fee of $60,000 to PAA out of these funds, of which WOF received $600 through its special limited liability company interest in our manager. The net fees received by us will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

Revenues

We recorded total rental revenue of approximately $2.3 million and $3.9 million for the three-month and nine-month periods ended September 30, 2011.  Rental revenue from residents of the three acquired multifamily communities comprised approximately 85.5% and 87.4% of total revenues for the three-month and nine-month periods ended September 30, 2011, respectively.  Occupancy rates and rent growth are the primary drivers of increases in rental revenue from acquired multifamily communities.  At September 30, 2011, the combined properties had physical occupancy rates, including model units, of 95.6% of the total units available for rent.  Average economic occupancy rates, defined as gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions divided by gross potential rent were approximately 84.8% for the three-month period ended September 30, 2011.  At acquisition, we recorded an intangible liability for below market leases in place at the Stone Rise community of $181,671.  This liability is being amortized into income over the average remaining lease term of the acquired leases which was approximately 1.9 months at September 30, 2011.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges.  Other property revenues were approximately 9.8% of total revenues for both the three-month and nine-month periods ended September 30, 2011.

Interest income from the real estate loan investment which closed on June 30, 2011 was $124,495, or 4.7% of total revenues for the three-month period ended September 30, 2011.  The $6.0 million loan accrues interest at the stated rate of 8.0% per annum plus amortized loan fee revenue. Revenue in future periods could include accrued exit fees calculated to equate to a 12% cumulative internal rate of return on the loan, as described above.

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $580 thousand and $1.0 million, or 12.3% and 9.9% of total operating expenses for the three-month and nine-month periods ended September 30, 2011, respectively.  The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs, and landscaping costs. The number of employees assigned by our property manager to our three multifamily communities at September 30, 2011 is not expected to change materially over the foreseeable future.  The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age.  Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on, at the rate of inflation or slightly higher.

Management fees

We pay a fee for property management services to our manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors.  These costs were approximately $101 thousand and $176 thousand for the three-month and nine-month periods ended September 30, 2011, respectively. We also paid general and administrative expense fees and asset management fees to our manager which totaled approximately $177 thousand and $323 thousand for the three-month and nine-month periods ended September 30, 2011, respectively.  General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted.  The percentage of these costs charged is governed by the Third Amended and Restated Management Agreement with our manager.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities.  The current assessed values of our communities, the estimated annual effective tax rates and expected total property taxes for 2011, as of September 30, 2011 were:

			Expected
		Expected	Property
	Assessed	Property	Taxes, FYE
Property	Value	Tax Rate	2011

Stone Rise	$11,130,000	3.22%	$358,581
Summit Crossing	5,763,576	2.66%	153,449
Trail Creek	20,795,600	1.08%	224,728

Total	$37,689,176	1.95%	$736,758

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

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $3.6 million and $6.4 million, or 77.1% and 62.7% of total operating expenses, for the three-month and nine-month periods ended September 30, 2011, respectively. The remaining acquired intangible asset balance, which was approximately $839 thousand at September 30, 2011, will amortize to zero in the fourth quarter of 2011.

Acquisition costs

We recorded acquisition costs for our three multifamily communities of approximately $1.7 million, or 16.4% of total operating expenses, for the nine-month period ended September 30, 2011. The substantial increase in these costs over the corresponding 2010 period was driven by the incurrence in 2011 of expenditures related to the three acquired multifamily communities as well as the real estate loan investment. Acquisition costs in 2011 include $928,500 in acquisition fees paid to reimburse our manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other related costs related to acquiring real estate assets.  These fees are calculated as 1% of the gross purchase price of the apartment complex or of the principal amount of the real estate loan.  Acquisition costs and activities were essentially complete prior to the beginning of the three-month period ended September 30, 2011, resulting in the substantial decrease from the three-month period ended September 30, 2010.  The amount of the acquisition fees payable to our manager is governed by the Third Amended and Restated Management Agreement with our manager.  These costs also include similar expenditures for services provided by third parties.

Professional fees

We recorded professional fee expenses of approximately $73 thousand and $305 thousand, or 1.6% and 3.0% of total operating expenses for the three-month and nine-month periods ended September 30, 2011, respectively.  These costs consist principally of fees for audit, tax and legal work performed.

Interest expense

We recorded interest expense of approximately $538 thousand and $972 thousand for the three-month and nine-month periods ended September 30, 2011, respectively.  Interest expense on mortgage indebtedness from the three acquired properties was approximately $913 thousand beginning with the dates of acquisition (April 15, 21, and 29, 2011 for Stone Rise, Summit Crossing, and Trail Creek, respectively) through September 30, 2011 and was approximately $516 thousand for the full three-month period.  The remainder consisted of amortization of deferred loan costs on the mortgage indebtedness and interest expense from a note payable and two lines of credit due to WOF, which were paid and retired in April 2011 with proceeds from the private placement transaction. Interest expense for the corresponding prior year periods consisted of interest incurred on the non-revolving line of credit due to WOF.

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

Net income/loss:
•	Excluding impairment charges on and gains/losses from sales of property;
•	Plus depreciation and amortization of real estate assets; and
•	After adjustments for unconsolidated partnerships and joint ventures

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

Adjusted Funds From Operations ("AFFO")

AFFO makes further adjustments to FFO results in order to arrive at a more refined measure of operating and financial performance.  There is no industry standard definition of AFFO and practice is divergent across the industry.  We calculate AFFO as:

FFO plus:
•	Acquisition costs;
•	Organization costs;
•	Directors fees and expenses paid in stock;
•	Amortization of loan closing costs;
•	REIT establishment costs;
•	Depreciation/amortization on non-real estate assets; and
•	Net mezzanine loan fees received
Less:
•	Non-cash mezzanine loan interest income; and
•	Recurring capital expenditures

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

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2011

Net loss attributable to the Company	$(2,900,704)	$(7,314,552)

Add: Depreciation of real estate assets	961,446	1,715,674
Amortization of acquired intangible assets	2,656,351	4,698,174

Funds from operations	$717,093	$(900,704)

FFO per share - basic and diluted (a)	$0.139	$(0.267)

Add: Acquisition costs	18,272	1,680,432
Organization costs	-	94,372
Directors' fees and expenses paid in stock	77,519	157,501
Amortization of loan closing costs	21,445	42,986
REIT establishment costs	-	25,849
Depreciation/amortization on non-real estate assets	5,935	11,993
Net mezzanine loan fees received	-	74,333
Less: Non-cash mezzanine loan interest income	(4,489)	(4,489)
Recurring capital expenditures	(62,052)	(89,000)

Adjusted funds from operations	$773,723	$1,093,273

AFFO per share - basic and diluted (a)	$0.150	$0.324

Less: REIT establishment costs	-	(25,849)

Cash available for distribution	$773,723	$1,067,424

CAD per share - basic and diluted (a)	$0.150	$0.316

Dividends:
Declared	$646,675	$1,293,162
Per share	$0.125	$0.250

a) Calculated based upon weighted average shares outstanding - basic and diluted	5,146,845	3,375,384

Actual shares outstanding at September 30, 2011, including 26,000 unvested shares of restricted stock	5,173,399	5,173,399

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);
•	capital expenditures incurred to lease our multifamily communities;
•	interest expense on our outstanding property level debt; and
•	quarterly distributions that we pay to the Company's stockholders.

The Company's net cash used by operating activities for the nine months ended September 30, 2011 was approximately $266 thousand.  We had net cash used in operating activities, rather than net cash generated by operating activities, primarily due to recording less than a full period of operations for our three multifamily communities and interest income from our mezzanine loan investment, one-time expenses related to the acquisition of our three multifamily communities of approximately $1.7 million, and organizational costs we incurred in the period of approximately $94 thousand.  While we did not generate net cash from operating activities in the nine months ended September 30, 2011, we did generate approximately $554 thousand from operating activities in the third quarter, as we recognized a full period of operations from our multifamily communities and interest income from our mezzanine loan investment.  In addition, we currently do not anticipate any additional organizational expenses or acquisition expenses related to the three acquired communities.

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

Net cash flows used in investing activities for the nine months ended September 30, 2011 was approximately $93.6 million.  We used approximately $87.5 million to acquire our three multifamily communities in the second quarter of 2011 and we used $6.0 million to make a mezzanine loan investment related to the construction of a multifamily property adjacent to our Trail Creek community in Hampton, Virginia and, in connection therewith, received an option to purchase the community.

Net cash provided by financing activities was approximately $98.9 million for the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, we received gross proceeds of approximately $55.6 million from the incurrence of long-term property level debt in connection with the acquisition of our three multifamily communities.  In addition, we received approximately $46.1 million in net proceeds from the issuance of our Common Stock in the IPO, including from the underwriters’ exercise of the over-allotment option, and the concurrent private placement transaction with WOF.  We used all of the proceeds from our long-term property level debt financing activities to partially fund our acquisitions during the nine months ended September 30, 2011.  We used approximately $34.0 million of the proceeds from the issuance of our Common Stock to partially fund our acquisitions during the nine months ended September 30, 2011 and approximately $1.9 million of the proceeds from the issuance of our Common Stock to pay off all of the Company's short-term debt on April 5, 2011.

In order to obtain and maintain our status as a REIT, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders.  Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends to stockholders through net cash generated from operating results.

Distributions

On May 5, 2011, we declared a quarterly cash dividend to our holders of Common Stock of record as of June 30, 2011, that was paid on July 15, 2011, in the amount of $0.125 per share of Common Stock, totaling $646,487.  On August 4, 2011, we declared a quarterly cash dividend of $0.125 per share, which was paid on October 17, 2011 to all holders of Common Stock of record as of September 30, 2011, totaling $646,675.  For the remainder of 2011, we currently expect to maintain a quarterly dividend payment to holders of Common Stock of $0.125 per share.  To the extent we continue to pay dividends at this rate, we expect to use net cash flow from operations to fund the dividend payments to holders of Common Stock.  If net cash flow from operations is not sufficient to meet its anticipated dividend payment rate, we would need to use our working capital and dividend reserve to fund dividend payments.  Our  Board of Directors will review the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.  Dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs.  We expect that net cash flow from operations will be sufficient to meet the dividend requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended.  In addition, we expect CAD to be sufficient to fund our dividend distribution for the fourth quarter of 2011.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;
•	capital expenditures needed for our multifamily communities;
•	costs associated with future capital raising activities; and
•	costs associated with future multifamily community acquisition and lending opportunities.

Initially, the sources to fulfill our long-term liquidity needs will consist of the net proceeds from the IPO and the private placement transaction with WOF, payments of principal and interest we receive on our mezzanine loan investment and cash generated from our operating results.  In the future, we may use leverage to finance our long-term cash needs through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and credit facilities (including term loans and revolving facilities).  In addition, we intend to finance our investments with the net proceeds from additional issuances of our securities, including Common Stock, preferred stock, units of limited partnership interest in our operating partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities.  If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On September 1, 2011, we filed a registration statement, which has been subsequently amended, with the SEC offering a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our series A redeemable preferred stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our common stock, par value $.01 per share, or Common Stock and are immediately separable and will be issued separately.  The price per Unit of the Preferred Stock is $1,000.  The Preferred Stock will rank senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000.  Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share.  The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year from the date of issuance and expire four years from the date of issuance.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the value of our tangible assets (including our real estate assets, real estate loan investments, accounts receivable and cash and cash equivalents) on a portfolio basis based on fair market value.  As of September 30, 2011, our outstanding debt (all of which is secured) was approximately 56.7% of the value of our tangible assets on a portfolio basis based on fair market value.  Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use.  Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing.  These targets, however, will not apply to individual real estate assets or investments.  At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value.  However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.  In addition, we have acquired, and we intend to acquire, all of our multifamily communities through separate special purpose entities and we have financed, and we intend to finance, each of these multifamily communities using financing techniques for that property alone without any cross-collateralization to our other multifamily communities or guarantees by us or our operating partnership.

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

As of September 30, 2011, we had outstanding borrowings of approximately $55.6 million, all of which was incurred by us in the nine-month period ended September 30, 2011 in connection with the acquisition of our three multifamily communities.  The outstanding balance includes fixed-rate debt of approximately $20.9 million, or 37.5% of the total debt balance, and floating-rate debt of approximately $34.8 million, or 62.5% of the total debt balance.

As of September 30, 2011, we had approximately $5.0 million in cash and cash equivalents available to meet our short-term and long-term liquidity needs.  As of September 30, 2011, $2.5 million of the cash and cash equivalents was held by the Company as a working capital and dividend reserve and approximately $432 thousand was held for planned non-recurring capital expenditures for the Company's recently acquired multifamily communities.

Off-Balance Sheet Arrangements

As of September 30, 2011, we issued a warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant, to International Assets Advisory, LLC for financial advisory services performed in connection with our IPO.  If International Assets Advisory, LLC exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows International Assets Advisory, LLC to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

Contractual Obligations

As of September 30, 2011, our contractual obligations consisted of the three mortgage notes secured by our three acquired properties. Based on the 1 Month LIBOR rate at September 30, 2011 of 0.239%, our estimated future required payments on these instruments were:

		Less than			More than
	Total	one year	1-3 years	3-5 years	five years

Long-term debt obligations	$68,889,054	$2,034,963	$4,403,254	$6,128,469	$56,322,369

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  Our floating-rate debt is tied to the 30-day London Interbank Offered Rate, or LIBOR.  $19.5 million of our floating-rate debt has LIBOR effectively capped at 4.48% and approximately $15.3 million of our floating rate debt has LIBOR effectively capped at 4.05%, both through caps on the maximum interest rate on our debt under Freddie Mac's capped adjustable-rate mortgage program.  We have limited market risk associated with debt maturity as all of our debt was incurred in April 2011 and does not mature until May 2018. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 1.0%, our interest costs, based on outstanding borrowings at September 30, 2011, would increase by approximately $348 thousand on an annualized basis, or decrease by approximately $83 thousand on an annualized basis.  The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.239% at September 30, 2011, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or Exchange Act, Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

As required by Exchange Act Rule 13a-15(d), our Chief Executive Officer and Chief Accounting Officer evaluated our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are not currently subject to any legal proceedings that we consider material.

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

PREFERRED APARTMENT COMMUNITIES, INC. (Registrant)

Date: November 10, 2011	/s/ John A. Williams
John A. Williams
President and Chief Executive Officer

Date: November 10, 2011	/s/ Michael J. Cronin
Michael J. Cronin
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2011 and December 31, 2010, (ii) consolidated statements of operations for the three and nine months ended September 30, 2011, (iii) consolidated statement of equity and accumulated deficit, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.