Form 10-K
period 2011-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2012-03-15
CIK 1481832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No. 001-34995

Preferred Apartment Communities, Inc.

(Exact name of registrant as specified in its charter)

MARYLAND	27-1712193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 Cumberland Boulevard, Suite 400, Atlanta, GA 30339

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 818-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer   ☒    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of registrant’s most recently completed second fiscal quarter, was $30,454,827 based on the closing price of the common stock on The NYSE Amex Market on such date.

The number of shares outstanding of the registrant’s common stock, as of March 12, 2012 was 5,178,313.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant’s 2012 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

		FINANCIAL INFORMATION

			Page No.
	PART I

1		Business	1

1A.		Risk Factors	6

1B.		Unresolved Staff Comments	43

2		Properties	43

3		Legal Proceedings	44

4		Mine Safety Disclosures	44

	PART II

5		Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44

6		Selected Financial Data	46

7		Management's Discussion and Analysis of Financial Condition and Results of Operations	47

7A.		Quantitative and Qualitative Disclosures about Market Risk	65

8		Financial Statements and Supplementary Data	66

9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66

9A.		Controls and Procedures	66

9B.		Other Information	67

	PART III

10		Directors, Executive Officers and Corporate Governance	67

11		Executive Compensation	67

12		Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67

13		Certain Relationships and Related Transactions, and Director Independence	67

14		Principal Accountant Fees and Services	67

	PART IV

15		Exhibits and Financial Statement Schedules	F-1

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. You should also review Item 1a., “Risk Factors,” for a discussion of various risks that could adversely affect us. Unless the context otherwise requires or indicates, references to the Company, we, our or us refers to Preferred Apartment Communities, Inc., a Maryland Corporation, together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership.

Item  1.            Business

Overview

Preferred Apartment Communities, Inc., or the Company, was formed as a Maryland corporation on September 18, 2009, and intends to elect to be taxed as a real estate investment trust, or REIT for U.S. federal income tax purposes, commencing with our tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our property acquisition strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of these properties. As a secondary strategy, we may acquire senior mortgage loans, subordinated loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets as determined by our external manager and advisor, Preferred Apartment Advisors, LLC (“PAA”), or our Manager, a Delaware limited liability company and a related party. Our Manager provides all managerial and administrative personnel to us pursuant to the Third Amended and Restated Management Agreement, dated May 13, 2011, among the Company, the Operating Partnership and the Manager, or the Management Agreement. Our Manager is controlled by John A. Williams, our Chairman of the Board of Directors, Chief Executive Officer and President.

At December 31, 2011, we owned three class A multifamily communities with a total of 765 units in three states. We also held a real estate mezzanine construction loan investment at that date, which contains an exclusive option to purchase the to-be-developed property. If we exercise the purchase option, the transaction would add another 96 units to our portfolio.

Development of the Company

On January 26, 2010, we concluded a private placement of 33,333 shares of Class B Common Stock to NELL Partners, Inc., a Georgia corporation and a related party, at a price of $3.00 per share of Class B Common Stock. In addition, on that same day we conducted a private placement of 3,333 shares of Class A Common Stock to NELL Partners, Inc. at a price of $3.00 per share of Class A Common Stock.

On February 22, 2011, we effected a change in the designation of our issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of common stock, par value $0.01 per share, or Common Stock, and effected a change of each of our issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, $0.01 par value per share, all pursuant to an amendment to the Company's charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of our Common Stock as of February 22, 2011. The consolidated balance sheet and consolidated statement of equity and accumulated deficit at and for the twelve-month period ended December 31, 2010 have been retroactively restated to reflect this change.

We completed our initial public offering, or the IPO, on April 5, 2011, which resulted in the sale of 4,500,000 shares of Common Stock at a price per share of $10.00, generating gross proceeds of $45.0 million. The proceeds, net of underwriters' discounts and commissions and other offering costs, were approximately $39.8 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act, we sold 500,000 shares of Common Stock to the Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for gross proceeds of $5.0 million. Aggregated estimated offering expenses in connection with the private placement were approximately $297,700. WOF is an affiliate of the Company and our Manager.

In conjunction with the IPO, on May 4, 2011 we issued and sold 107,361 shares of Common Stock at $10.00 per share pursuant to the underwriters' exercise of their over-allotment option, for gross proceeds of approximately $1.1 million. After deducting underwriters’ commissions and offering expenses, net proceeds from the over-allotment option were approximately $1.0 million.

On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (registration number 333-176604) for our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Series A redeemable preferred stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our Common Stock which is offered by the dealer manager on a “reasonable best efforts” basis.

Our consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls through its sole general partner interest the Operating Partnership and conducts substantially all of its business through the Operating Partnership.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by the Company pursuant to the Registration Statement, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. The offering will be made only by means of a prospectus which is a part of the Registration Statement.

Acquired Properties

On April 15, 2011, we completed the acquisition of 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), the fee-simple owner of a 216-unit multifamily apartment community located in suburban Philadelphia, Pennsylvania for a total purchase price of $30.15 million, exclusive of acquisition and financing-related transaction costs.

On April 21, 2011, we completed the acquisition of 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners LLC), the fee-simple owner of a 345-unit multifamily apartment community located in suburban Atlanta, Georgia for a total purchase price of $33.2 million, exclusive of acquisition and financing-related transaction costs.

On April 29, 2011, we, through a wholly owned subsidiary of the Operating Partnership, Trail Creek Apartments, LLC, completed the acquisition of Oxford Trail, a 204-unit multifamily townhome community located in Hampton, Virginia for a total purchase price of $23.5 million, exclusive of acquisition and financing-related transaction costs.

Real Estate Loan Investment

On June 30, 2011, we made a mezzanine loan investment, or the Mezzanine Loan, of $6.0 million to Oxford Hampton Partners LLC, or the Borrower, a Georgia limited liability company in connection with Borrower’s plans to construct a 96-unit multifamily community in Hampton, Virginia located adjacent to our existing Trail Creek community. The Borrower was required to fully draw down the Mezzanine Loan on June 30, 2011. The Mezzanine Loan matures on June 29, 2016 and pays interest monthly at a fixed rate of 8.0% per annum. Under the terms of a purchase option agreement entered into in connection with the closing of the Mezzanine Loan, we have an option (but not the obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, we will be entitled to receive an exit fee equal to the amount required to provide us with a 12% cumulative internal rate of return on the loan. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, we accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at the end of such period.

Financial Information About Segments

Our primary business activity is the acquisition and management of multifamily communities. Our results of operations have been aggregated into one reportable segment, as permitted by guidance under generally accepted accounting principles in the United States. The financial measures required by Item 101 of Regulation S-K to be presented in Item 1 are included in the Company’s consolidated financial statements and notes thereto in Item 15 of this Annual Report on Form 10-K.

Investment Strategy

We seek to maximize returns for our stockholders by taking advantage of the current environment in the real estate market created by the recent financial crisis and downturn in the United States economy. As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value. Our investment strategy may include, without limitation, the following:

•	acquiring assets where assets or the owners of assets are overleveraged and/or owners may be struggling to meet current debt service obligations on such assets, or, in certain circumstances, where owners are financial institutions or conduits under either legal or economic compulsion to sell;

•	acquiring assets in opportunistic, performing and stable markets throughout the United States;

•	acquiring multifamily properties which we believe will generate sustainable and growing cash available for distribution sufficient to allow us to cover the dividends that we expect to declare and pay and which we believe will have the potential for capital appreciation; and

•	taking advantage of the lack of significant new multifamily development in the last few years.

It is our policy to acquire our target assets primarily for income, and only secondarily for possible capital gain. We currently do not anticipate investing in unimproved property, developing new construction properties or acquiring new construction properties, except through a forward purchase or option to purchase contract on a to-be-built multifamily asset with the appropriate provisions for minimum occupancy and income thresholds in order for us to expect the asset to be priced favorably. In connection with entering into a forward purchase or option to purchase contract, we may be required to provide a deposit, a mezzanine loan or other assurances of our ability to perform our obligations under the forward purchase or option to purchase contract. We do not currently anticipate making any mezzanine loans other than in the context of such forward purchase or option to purchase contracts.

We also may invest in real estate related debt, including, but not limited to, previously originated first mortgage loans on multifamily properties that meet our investment criteria, which are performing or non-performing, previously originated mezzanine loans on multifamily properties that meet our investment criteria (second or subsequent mortgages), which are performing or non-performing, and tranches of securitized loans (pools of collateralized mortgaged-backed securities) on multifamily properties that meet our investment criteria, which are performing or non-performing.

Any asset acquisitions from affiliated third parties have been, and will continue to be, subject to approval by our conflicts committee comprised of independent directors.

Our Manager’s investment committee will periodically review our investment portfolio and its compliance with our investment guidelines (or our investment policies), and provide our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results. Our investment guidelines, the assets in our portfolio, the decision to utilize leverage, and the appropriate levels of leverage are periodically reviewed by our board of directors as part of their oversight of our Manager. Our board of directors may amend or revise our investment guidelines without a vote of the stockholders.

Our Financing Strategy

We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included elsewhere in this Annual Report on Form 10-K. Included in the “Significant Developments” discussion are details regarding our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Preferred Stock and one Warrant, to purchase 20 shares of our Common Stock.

We intend to utilize leverage in making our investments. The number of different investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. See the “Risk Factors” section in Item 1.A of this Annual Report on Form 10-K for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the value of our tangible assets (including our real estate assets, real estate loan investments, accounts receivable and cash and cash equivalents) on a portfolio basis based on fair market value. As of December 31, 2011, our outstanding debt (both secured and unsecured) was approximately 50.6% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2011. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our current investment guidelines limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager’s assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other properties. In addition, neither we nor our Operating Partnership intend to provide any guaranties of property level indebtedness. Finally, we intend to have no long-term unsecured debt at the Company or Operating Partnership levels.

The leverage may be obtained from a variety of sources including (but not limited to) Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), commercial banks, credit companies, insurance companies, pension funds, endowments, financial services companies and other institutions who wish to provide debt financing for our assets.

Our secured and unsecured aggregate borrowings are intended by us to be reasonable in relation to our net assets and will be reviewed by our board of directors at least quarterly. In determining whether our borrowings are reasonable in relation to our net assets, we expect that our board of directors will consider many factors, including without limitation, the lending standards of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and other companies for loans in connection with the financing of multifamily properties, the leverage ratios of publicly traded and non-traded REITs with similar investment strategies, whether we have positive leverage (in that, the board will compare the capitalization rates of our properties to the interest rates on the indebtedness of such properties) and general market and economic conditions. There is no limitation on the amount that we may borrow for any single investment or the number of mortgages that may be placed on any one property.

Marketing and Branding Strategy

Our Manager intends to brand all apartment communities owned by us as “A Preferred Apartment Community”, to make “A Preferred Apartment Community” a trademarked logo and ultimate tagline for each of our communities that we believe will signify certain brand and management standards, and intends to obtain all rights to the trademarks, including federal registration of the trademarks with the United States Patent and Trademark Office, to secure such brand in connection with such branding. However, there can be no assurance that such trademarks will be issued. This strategy will allow each individual community to be part of a centralized marketing and advertising campaign, in addition to property level marketing and advertising. These campaigns will enhance further the individual property’s presence in the marketplace, allowing them to be perceived as premier over other properties within the marketplace.

On September 17, 2010, we entered into a trademark license and assignment agreement pursuant to which we granted an exclusive, worldwide, fully-paid, royalty-free license of all our trademarks to our Manager and agreed to assign all of our trademarks to our Manager upon the applications related to our trademarks being successfully converted to use based applications with the United States Patent and Trademark Office. Pursuant to this agreement, in March 2012, we assigned these trademarks to our Manager and concurrently entered into a royalty-free license agreement for these trademarks with us as licensee. Similarly, in March 2012, our Manager entered into a royalty-free license agreement with us as licensee with respect to all other intellectual property of the Manager. The license agreements will terminate automatically upon termination of the Third Amended and Restated Management Agreement, or upon a material breach of a license agreement that remains uncured for more than 30 days after receipt of notice of such breach. Following such termination, we will be required to enter into a new arrangement with our Manager in order to continue our rights to use the intellectual property. There can be no assurance that we will be able to enter into such arrangements on terms acceptable to us.

Upon the acquisition of additional communities, we plan to implement at each an innovative and unique marketing and branding strategy by implementing the PAC Concierge, PAC Rewards and PAC Partners programs (as described below).  The implementation of each of these programs was substantially complete for our three acquired communities at December 31, 2011. The PAC Rewards program became effective in January 2012.

The PAC Concierge program is a complimentary service for residents designed to offer them the type of personal concierge services that one might expect at a high end resort. The concierge services are provided by a professionally trained third party team ready to provide services such as running errands and making dinner reservations, golf tee times and travel arrangements, as well as many other services. Our concierge service is available to our residents 24/7 by telephone, email or web access through our unique resident web portal.

The PAC Rewards program allows residents to accumulate and redeem rewards points for services and upgrades, such as painting an accent wall, carpet cleaning or installing a ceiling fan or kitchen backsplash. Residents may accumulate Preferred Rewards, for example, when they sign their lease, pay their rent online, enroll in our direct debit/automatic payment program, renew their leases, or when a resident’s referral signs a new lease.

The PAC Partners program establishes reciprocal relationships between a Preferred Apartment Community and neighborhood businesses to provide our residents with benefits such as discounts, perks and other incentives as an enticement to frequent those businesses and to support the local community.

Environmental Regulation

We are subject to regulation at the federal, state, and municipal levels and are exposed to potential liability should our properties or our actions result in damage to the environment or to other persons or properties. These conditions include the presence or growth of black mold, the presence or use of lead based paint or asbestos, potential leakage of underground storage tanks, breakage or leaks from sewer lines, and risks pertaining to waste handling. The potential costs of compliance, property damage restoration, and other costs we could be liable for could be found against us without regard to our fault or knowledge of such conditions.

In the course of acquiring and owning real estate assets, we engage an independent environmental consulting firm to perform a level 1 environmental assessment to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2011, we have no knowledge of any claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

Competition

The multifamily housing industry is highly fragmented and we compete for residents with a large number of other quality apartment communities in our target markets which are owned by public and private companies, including other REITs. The number of competitive multifamily properties in a particular market could adversely affect our ability to lease our multifamily communities, as well as the rents we are able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities. The factors we focus on to compete for residents in our multifamily communities include our high level of resident service, the quality of our apartment communities (including our landscaping and amenity offerings) and the desirability of our locations. Resident leases at our apartment communities are priced competitively based on levels of supply and demand within our target markets and we believe our communities offer a compelling value to prospective residents.

Available Information

The Company makes available all reports which are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC for viewing or download free of charge at the Company’s website, www.pacapts.com. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.

Item 1A.           Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, operating results, prospects and financial condition could be materially adversely affected by any of these risks. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this Annual Report on Form 10-K, we deem immaterial also may harm our business.

Risks Related to an Investment in Our Company

Our limited operating history may affect our ability to generate sufficient operating cash flows to make or sustain distributions to our stockholders and the returns to our stockholders would be adversely affected.

We were incorporated on September 18, 2009, and our Manager was organized on May 18, 2010. Thus, we and our Manager are both recently formed entities with limited operating histories and we both may be unable to successfully operate our businesses or achieve our investment objectives. The past performance of other real estate investment programs sponsored by our sponsor, John A. Williams, or our Sponsor, or his affiliates may not be indicative of the performance we may achieve. We have limited income, cash flow, funds from operations and cash available for distribution from which we can make distributions to you. We may not be able to conduct our business as planned and/or successfully carry out our business as planned.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore to be successful in this market, we must among other things:

•	identify and acquire investments that further our investment strategy;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•	respond to competition both for investment opportunities and potential investors in our Company; and
•	build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could limit our ability to make or sustain distributions to our stockholders and the returns to our stockholders would be adversely affected.

We differ from prior programs sponsored by our Sponsor in a number of respects, and therefore, the past performance of those programs may not be indicative of our future results.

The past performance of prior investment programs sponsored by our Sponsor, is not necessarily indicative of our future results and you should not rely on such past performance to predict our future results. Our business is different in a number of respects from the operations of prior programs and our portfolio is unlikely to mirror the portfolios of the prior programs, resulting in returns to our stockholders that vary from those generated by those prior programs. The prior programs of our Sponsor, which were generally conducted through privately held entities, were not subject to the up-front commissions, fees and expenses associated with public offerings, the limitations on leverage associated with a public program, or to many of the laws and regulations to which we are and will be subject. Further, Post Properties, Inc., a publicly held REIT founded by our Sponsor, operated under substantially different investment guidelines and economic conditions than we face in our business. As a result of all these and other factors, you should not assume that your investment will generate returns, if any, comparable to those experienced by investors in the prior programs sponsored by our Sponsor or his affiliates.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon our Manager’s performance in the acquisition of, and arranging of financing for, investments, as well as our property Manager’s performance in the selection of residents and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more proceeds we raise in current and future offerings of our securities, the greater our challenge will be to invest all the net offering proceeds on attractive terms. You will not have the opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our Manager and the performance of our Manager and property manager. We cannot be sure that our Manager will be successful in obtaining suitable investments on financially attractive terms.

Additionally, as a public company, we are subject to ongoing reporting requirements under the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire and investments we make in real estate-related assets. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the investment. As a result, we may be unable to acquire certain properties or real estate-related assets that otherwise would be a suitable investment. We could suffer delays in our investment acquisitions due to these reporting requirements.

Furthermore, if we acquire properties prior to, during, or upon completion of construction, it will typically take several months following completion of construction to rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection and acquisition of investments could adversely affect your returns. In addition, if we are unable to invest the proceeds of any offering of our securities in real properties and real estate-related assets in a timely manner, we will hold the proceeds of those offerings in an interest-bearing account, invest the proceeds in short-term, investment-grade investments, which generate lower returns than we anticipate with our target assets, or, ultimately, liquidate. In such an event, our ability to make distributions to our stockholders and the returns to our stockholders would be adversely affected.

We face competition from other apartment communities and housing alternatives for tenants, and we face competition from other acquirers of apartment communities for investment opportunities, both of which may limit our profitability and returns to you.

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources, including from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. Overbuilding of apartment communities may occur. If overbuilding does occur, this would increase the number of apartment units available and may decrease occupancy and unit rental rates.

Furthermore, apartment communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of single- and multi-family homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease apartment units and increase or maintain rental rates.

The competition for apartment communities may significantly increase the price we must pay for assets we seek to acquire, and our competitors may succeed in acquiring those assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger apartment REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for our properties, our business, financial condition and results of operations and our ability to pay distributions to you may be materially and adversely affected.

The cash distributions our stockholders receive may be less frequent or lower in amount than you expect.

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure you how long it may take to generate sufficient available cash flow to fund distributions nor can we assure you that sufficient cash will be available to make distributions to our stockholders. With limited prior operations, it is more difficult for us to predict the amount of distributions our stockholders may receive and we may be unable to pay, maintain or increase distributions over time. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions.

Further, if the aggregate amount of our distributions in any given year exceeds our earnings and profits (as determined for U.S. federal income tax purposes), the U.S. federal income tax treatment of the excess amount will be either (i) a return of capital, or (ii) a gain from the sale or exchange of property to the extent that a stockholder’s tax basis in our Common Stock equals or is reduced to zero as the result of our current or prior year distributions.

Upon the sale of any individual property, holders of Preferred Stock do not have a priority over holders of our Common Stock regarding return of capital.

Holders of our Preferred Stock do not have a right to receive a return of capital prior to holders of our Common Stock upon the individual sale of a property. Depending on the price at which such property is sold, it is possible that holders of our Common Stock will receive a return of capital prior to the holders of our Preferred Stock, provided that any accrued but unpaid dividends have been paid in full to holders of Preferred Stock. It is also possible that holders of our Common Stock will receive additional distributions from the sale of a property (in excess of their capital attributable to the asset sold) before the holders of Preferred Stock receive a return of their capital.

There is no clawback for distributions with respect to the special limited partnership interest (except in limited circumstances), and such distributions are payable upon the sale of an asset even if stockholders have not received a return of their entire investment.

Our Manager has a special limited partnership interest in our Operating Partnership entitling it to distributions from our Operating Partnership equal to 15% of any net sale proceeds from an asset (which equals the proceeds actually received by us from the sale of such asset after paying off outstanding debt related to the sold asset and paying any seller related closing costs, including any commission paid to our Manager in connection with the sale of the asset, less expenses allocable to the sold asset) remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expenses; provided, however, that all accrued and unpaid dividends on our Preferred Stock have been paid in full. This distribution with respect to the special limited partnership interest is payable upon the sale of an asset even if our stockholders have not received a return of their capital, but only after the holders of our Preferred Stock have received payment in full of all accrued and unpaid dividends on our Preferred Stock. There is no clawback for distributions with respect to the special limited partnership interest except in limited circumstances. As a result, distributions with respect to the special limited partnership interest may be payable upon the sale of an asset even if our stockholders have not received a return of their entire investment, provided that any accrued but unpaid dividends have been paid to holders of Preferred Stock.

Distributions paid from sources other than our cash flow from operations, particularly from proceeds of any offerings of our securities, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

Holders of Preferred Stock are entitled to receive, when, and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value. Dividends on shares of the Preferred Stock will begin accruing on the date of its issuance. We expect to authorize and declare dividends on the shares of Preferred Stock on a monthly basis payable on the 20th day of the month following the month for which the dividend was declared beginning no later than the month following the first full month in which we receive and accept aggregate subscriptions in excess of the minimum offering. Once we begin paying such dividends, we expect to pay them monthly, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of such dividends will be determined by our board of directors, in its sole discretion, and may vary from time to time.

On May 5, 2011, we declared a quarterly cash dividend to our common stockholders of record as of June 30, 2011, that was paid on July 15, 2011, in the amount of $0.125 per share of Common Stock, totaling $646,487. On August 4, 2011, we declared a quarterly cash dividend of $0.125 per share, which was paid on October 17, 2011 to all common stockholders of record as of September 30, 2011, totaling $646,675. On November 10, 2011, we declared a quarterly cash dividend of $0.125 per share, which was paid on January 17, 2012 to all common stockholders of record as of December 30, 2011, totaling $646,915. Cash available for distribution, or CAD, was not sufficient to fully fund the second quarter dividend and approximately $227,000 from our working capital and dividend reserve, designed for this purpose, was used to cover this shortfall. On February 2, 2012, we declared a quarterly cash dividend of $0.13 per share, which will be paid on April 16, 2012 to all common stockholders of record as of March 30, 2012.

As mentioned above, we have paid distributions from sources other than from our cash flow from operations. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Manager, our Manager’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from any offering of our securities. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the related offering. We have not established any limit on the amount of proceeds from our securities offerings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of an offering of our securities, we will have less funds available for acquiring properties or real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of an offering of our securities may affect our ability to generate cash flows. Funding distributions from the sale of our securities could dilute the interest of our common stockholders if we sell shares of our Common Stock or securities convertible or exercisable into shares of our Common Stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on our stockholders.

We do not have agreements or letters of intent in place for any financing sources and our ability to obtain financing on reasonable terms would be impacted by negative market conditions.

Currently, we do not have any agreements or letters of intent in place for any financing sources. Our strategy depends, in part, on our ability to obtain financing on reasonable terms. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in overall financial markets, including the debt and equity capital markets. The dislocation in the credit markets has had a negative effect on the ability of purchasers of real estate to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Your percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Common Stock.

We may make redemption payments under the terms of the Preferred Stock in shares of our Common Stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Common Stock. The issuance of Common Stock upon such redemption payments also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Common Stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our Common Stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue Common Stock or other equity or debt securities (a) to persons from whom we purchase apartment communities, as part or all of the purchase price of the community, or (b) to our Manager in lieu of cash payments required under the management agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any Common Stock or other equity or debt securities issued in consideration of apartment communities acquired or services provided, or to be provided, to us.

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of Common Stock or the Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over Common Stock or the Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our Common Stock and our Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue Common Stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Stockholders who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, you also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, your shares of our Common Stock or Preferred Stock.

If certain communications we made after filing our registration statement in connection with our IPO are found to have violated the Securities Act, we could be required to repurchase securities sold in the IPO or pay damages to persons who purchased shares of our Common Stock in our IPO.

On March 14, 2011, we sent letters to potential investors who may have invested in our IPO through our directed share program. These letters were distributed to a limited number of people, with all of whom we had a pre-existing personal or business relationship. Each letter included a copy of our preliminary prospectus filed on March 10, 2011. In addition, our recorded electronic road show presentation was temporarily posted on a website, together with an electronic link to our preliminary prospectus. We believe that these communications were “free writing prospectuses” permitted under SEC rules, and that our dissemination of or making available these materials did not violate the Securities Act. There nevertheless is a risk that one or both of these communications may be deemed to be a prospectus not meeting the requirements of the Securities Act, which would result in a violation of Section 5 of the Securities Act.

If the communications were ultimately determined to have violated Section 5 of the Securities Act, then purchasers in our IPO that received the directed share program letters and/or viewed the electronic road show, and potentially all purchasers of shares of our Common Stock in our IPO, would have the right under the Securities Act for a period of one year from the date of the violation to seek recovery of the consideration paid in connection with their purchases, with interest thereon but less any income received from shares, or, if they had already sold the shares of our Common Stock, sue for damages resulting from their purchases. The total amount of these damages could equal the gross proceeds of the initial public offering, plus interest and the purchasers’ attorneys’ fees. We could be directly or indirectly responsible for these payments or damages. We also could be subject to enforcement actions by the SEC, which could result in injunctive relief or the imposition of fines. There can be no guarantee that we would be successful in refuting any of or all such claims. If any such claims were to succeed, we may not have sufficient funds to pay the resulting damages or to finance a repurchase of our shares of Common Stock and our business could be materially and adversely affected.

The properties we acquire may not produce the cash flow required to meet our REIT minimum distribution requirements, and we may decide to borrow funds to satisfy such requirements, which could adversely affect our overall financial performance.

We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of certain tax considerations. If we borrow money to meet the REIT minimum distribution requirement or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, any or all of which may decrease future distributions to our stockholders.

To qualify as a REIT and to maintain REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce your overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, the nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

There is no public market for our Preferred Stock or Warrants and we do not expect one to develop.

There is no public market for our Preferred Stock or Warrants, and we currently have no plan to list these securities on a securities exchange or to include these shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, and these restrictions may inhibit the ability to sell the Preferred Stock or Warrants promptly or at all. Furthermore, the Warrants will expire four years from the date of issuance. If a holder is able to sell the Preferred Stock or Warrants, they may only be able to sell them at a substantial discount from the price paid.

We will be required to terminate the Unit offering if our Common Stock is no longer listed on the NYSE Amex or another national securities exchange.

The Preferred Stock is a “covered security” under the Securities Act and therefore is not subject to registration in the various states in which it may be sold due to its seniority to our Common Stock, which is listed on the NYSE Amex. If our Common Stock is no longer listed on the NYSE Amex or another appropriate exchange, we will be required to register the offering of our Units in any state in which we subsequently offer the Units. This would require the termination of the Unit offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to purchase additional properties and limit the diversification of our portfolio.

The Warrants are not “covered securities,” under the Securities Act. The Warrants are subject to state registration in those states that do not have any exemption for securities convertible into a listed security and the offering must be declared effective in order to sell the Warrants in these states.

There may not be a broad market for our Common Stock, which may cause our Common Stock to trade at a discount and make it difficult for a holder to sell our Common Stock for which our Warrants are exercisable and for which our Preferred Stock may be redeemable at our option.

Our Common Stock, for which the Warrants are exercisable, trades on the NYSE Amex under the symbol “APTS.” Listing on the NYSE Amex or another national securities exchange does not ensure an actual market for our Common Stock. Accordingly, an actual market for our Common Stock may not be maintained, the market for our Common Stock may not be liquid, the holders of our Common Stock may be unable to sell their shares of our Common Stock, and the prices that may be obtained following the sale of our Common Stock upon the exercise of our Warrants or the redemption of our Preferred Stock may not reflect the underlying value of our assets and business.

The Preferred Stock is a senior security, and ranks prior to our Common Stock with respect to dividends and payments upon liquidation.

The rights of the holders of shares of our Preferred Stock rank senior to the rights of the holders of shares of our Common Stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Preferred Stock are entitled to receive a liquidation preference of Stated Value, $1,000 per share, plus all accrued but unpaid dividends at the rate of 6% per annum, prior and in preference to any distribution to the holders of shares of our Common Stock or any other class of our equity securities.

We will be able to call our shares of Preferred Stock for redemption under certain circumstances without your consent.

We will have the ability to call the outstanding shares of Preferred Stock after ten years following the date of original issuance of such shares of Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus any accrued and unpaid dividends. We have the right, in our sole discretion, to pay the redemption price in cash or in equal value of our Common Stock, based upon the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.

Risks Related to Our Organization, Structure and Management

The ownership by NELL Partners, Inc. of 36,666 shares of our Common Stock, the ownership by WOF of 1,000,000 shares of our Common Stock, the ownership by Williams Realty Fund I, LLC, or WRF, of 690,000 shares of our Common Stock, and the ownership by other affiliates of our Sponsor of additional shares of our Common Stock will limit the ability of holders of shares of our Common Stock not affiliated with our Sponsor to influence corporate matters.

Currently, NELL Partners, Inc., which is controlled by Mr. Williams and Leonard Silverstein, our Executive Vice President, General Counsel and Secretary and a Director of our company, is the owner of 36,666 shares of our Common Stock, WOF, owns 1,000,000 shares of our Common Stock and WRF, an affiliate of our Sponsor, owns 690,000 shares of our Common Stock. These entities collectively own and control a significant portion of our Common Stock. Pursuant to these holdings, our Sponsor and its affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control limits the ability of the other holders of shares of our Common Stock to influence corporate matters and, as a result, we may take actions that the common stockholders not affiliated with us or our Sponsor do not view as beneficial, including transactions with our Manager or affiliates of our Manager. Additionally, the market price of our Common Stock could be adversely affected because of the imbalance of control among the stockholders.

We are dependent upon our Sponsor, our Manager and their affiliates to conduct our operations, and therefore, any adverse changes in the financial health of our Sponsor, our Manager or their affiliates, or our relationship with any of them, could hinder our operating performance and the return on your investment.

We are an externally advised REIT, which means that our Manager provides our management team and support personnel and administers our day-to-day business operations. We are dependent on our Sponsor, our Manager and their affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Our Manager will make all decisions with respect to the management of our Company, subject to the oversight of our board of directors. Our Manager will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our investments to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our Sponsor, our Manager or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

In June 2010, litigation was initiated when Messrs. Williams and Silverstein, among others, filed a lawsuit against Synovus Bank seeking judicial declaration that they have no liability under certain guarantees executed by them in favor of Synovus Bank (as successor-in-interest to Bank of North Georgia) in connection with certain real estate loans on the basis that all such liabilities were allegedly released by Synovus Bank pursuant to a release agreement executed by Northside Guaranty, LLC, an entity wholly owned by our Sponsor, and Bank of North Georgia. Synovus Bank has asserted counterclaims against, among other counterclaim defendants, Messrs. Williams and Silverstein, including counterclaims alleging that Messrs. Williams and Silverstein remain liable to Synovus Bank pursuant to the guarantees at issue. The counterclaims against Messrs. Williams and Silverstein in these legal proceedings, if adversely determined against them, would have a material adverse effect on their respective net worth. Messrs. Williams and Silverstein have informed us of their respective beliefs that they have meritorious defenses against these counterclaims and plan to pursue such defenses vigorously.

In April 2010, RBC Bank (USA) filed a lawsuit against, among others, Mr. Williams alleging that he is liable to RBC Bank (USA) for breach of certain guaranties executed by Mr. Williams in favor of RBC Bank (USA) in connection with certain real estate loans. The claims against Mr. Williams in these legal proceedings, if adversely determined against Mr. Williams, would have a material adverse effect on Mr. Williams’ net worth. Mr. Williams has informed us of his belief that he has meritorious defenses against these claims and plans to pursue such defenses vigorously. On October 13, 2011, Mr. Williams entered into a term sheet for a Settlement Agreement with RBC Bank (USA), pursuant to which his alleged guaranties in favor of the bank would be released, resulting in no material adverse effect to Mr. Williams. There can be no assurance, however, that the Settlement Agreement will be executed.

On July 8, 2011, Caterpillar Financial Services Corporation (“Caterpillar”) commenced an action against Mr. Williams in the Superior Court of Fulton County, Georgia. In this action, Caterpillar seeks to recover $1,238,208.51, plus accrued interest, legal fees and costs, under a personal guaranty given by Mr. Williams in connection with a loan by Caterpillar to VMV, Ltd. Mr. Williams is the 100% indirect owner of VMV, Ltd. Mr. Williams has informed us of his belief that he has meritorious defenses to Caterpillar’s claims and that he intends to vigorously contest them.

On January 17, 2012, RREF BB Acquisitions, LLC ("Rialto") filed a lawsuit against, among others, Mr. Williams alleging he is liable to Rialto for breach of a guaranty by Mr. Williams in favor of Rialto (as successor-in-interest to Branch Banking & Trust Company ('BB&T")) in connection with a real estate loan and alleging he is in breach of a related $350,000 promissory note issued to Rialto (as successor-in-interest to BB&T) by, among others, Mr. Williams. Mr. Williams has informed us of his belief that he has meritorious defenses to Rialto's claims and that he intends to vigorously contest them.

These claims against Mr. Williams, if adversely determined against him, could have a material adverse effect on Mr. Williams’ net worth.

Our success is dependent on the performance of our Manager.

We rely on the management ability of our Manager, subject to the oversight and approval of our board of directors. Accordingly, if our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations or the operations of our Sponsor unrelated to us, our Manager may be unable to allocate time and/or resources to our operations. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to you.

If our Manager loses or is unable to retain or replace key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Manager. In particular, we depend on the skills and expertise of John A. Williams, the director of our investment strategies. Neither we nor our Manager has an employment agreement with any of our or its key personnel, including Mr. Williams, and we cannot guarantee that all, or any, of such personnel, will remain affiliated with us or our Manager. If any of our key personnel were to cease their affiliation with our Manager, our operating results could suffer. Further, we do not currently nor do we intend to maintain key person life insurance that would provide us with proceeds in the event of the death or disability of Mr. Williams or any of our key personnel.

We believe our future success depends upon our Manager’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Manager will be successful in attracting and retaining such skilled personnel. If our Manager loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment in our Company may decline.

Furthermore, our Manager may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services. Such contractors have no fiduciary duty to our Manager or us and may not perform as expected or desired. Any such services provided by independent contractors will be paid for by us as an operating expense.

Payment of fees and cost reimbursements to our Manager and its affiliates will reduce cash available for investment and payment of distributions.

Our Manager and its affiliates will perform services for us in connection with, among other things, the offer and sale of our securities, including the performance of legal, accounting, and financial reporting in connection therewith, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees and cost reimbursements for these services. These fees and reimbursements will reduce the amount of cash available for investment or distributions to our stockholders.

If our Sponsor, our Manager or their affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our Sponsor, our Manager and/or their affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our Sponsor, our Manager and/or their affiliates choose to no longer waive or defer such fees, compensation and incentives or to cease paying general administrative expenses or supplementing stockholder returns, our results of operations will be lower than in previous periods and your return on your investment in our Company could be negatively affected.

The Maryland General Corporation Law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under the Maryland General Corporation Law, “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as: (i) any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or (ii) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and
•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the Maryland General Corporation Law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The Maryland General Corporation Law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has adopted a resolution exempting any business combination with PAA or any of its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and PAA or any of its affiliates. As a result, PAA or any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Holders of our Preferred Stock have no voting rights. Under our charter and the Maryland General Corporation Law, holders of our Common Stock generally have a right to vote only on the following matters:

•	the election or removal of directors;
•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
o	change our name;
o	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
o	increase or decrease the aggregate number of shares of stock that we have the authority to issue;
o	increase or decrease the number of shares of any class or series of stock that we have the authority to issue; and
o	effect certain reverse stock splits;
•	our liquidation and dissolution; and
•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Our authorized but unissued shares of Common Stock and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of Common Stock or preferred stock, without stockholder approval, up to 415,066,666 shares. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of Common Stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of Common Stock or preferred stock that could delay or prevent a merger, third party tender offer or similar transaction or a change in incumbent management that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to conduct, all our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our ability to redeem shares of Preferred Stock may be limited by Maryland law.

Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed its total liabilities (the balance sheet solvency test). If the Company is insolvent at any time when redemption of shares of Preferred Stock is required to be made, the Company may not be able to effect such redemption.

Our rights and the rights of our stockholders to recover on claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

The Maryland General Corporation Law provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director.

In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. With the approval of our board of directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company, including our Manager and its affiliates.

We also are permitted to purchase and we currently maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our Manager and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

If we internalize our management functions, the holders of our previously outstanding Common Stock could be diluted, and we could incur other significant costs associated with internalizing and being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our Manager by acquiring our Manager’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. Such an acquisition could also result in dilution of our stockholders and could reduce earnings per share and funds from operations per share. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Manager or its affiliates. Internalization transactions involving the acquisition of managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of time and money defending claims which would reduce the amount of time and funds available for us to invest in properties or other investments and to pay distributions. All these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If we become obligated to register the company or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly owned and majority owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is engaged, nor proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

We believe that we and most, if not all, of our wholly owned and majority owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly owned or majority owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of qualifying assets in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The Company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly owned or majority owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register us or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

As part of our Manager’s obligations under the management agreement, our Manager will agree to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate our management agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Conflicts of Interest

Our Manager, our executive officers and their affiliates may face competing demands relating to their time, and if inadequate time is devoted to our business, your investment may be negatively impacted.

We rely on our executive officers and the executive officers and employees of our Manager and its affiliates for the day-to-day operation of our business. These persons also conduct or may conduct in the future day-to-day operations of other programs and entities sponsored by or affiliated with our Manager or Sponsor. Because these persons have or may have such interests in other real estate programs and engage in other business activities, they may experience conflicts of interest in allocating their time and resources among our business and these other activities. The amount of time that our Manager and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring investments. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our Manager will attempt to hire additional employees who would devote substantially all their time to our business. There is no assurance that our Manager will devote adequate time to our business. If our Manager, our Sponsor or any of their respective affiliates suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of the foregoing events occur, the returns on our investments, our ability to make distributions to stockholders and the value of your investment may suffer.

Our Manager, our executive officers and their affiliates may face conflicts of interest, and these conflicts may not be resolved in our favor, which could negatively impact your investment.

Our executive officers and the employees of our Manager, our Sponsor and their respective affiliates on which we rely could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, these individuals could pursue transactions that may not be in our best interest, which could have a material adverse effect on our operations and your investment. Our Manager and its affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, our Sponsor or his affiliates may compete with us for the acquisition and/or refinancing of properties.

Our Manager and its affiliates will receive substantial fees from us, which could result in our Manager and its affiliates taking actions that are not necessarily in the best interest of our stockholders.

Our Manager and its affiliates will receive substantial fees from us, including distributions with respect to our Manager’s special limited partnership interest in the Operating Partnership, which entitles our Manager to receive a participation in net sales proceeds. Further, our Manager will receive an asset management fee based on the total value of our assets, and its affiliates will receive fees based on our revenues, which, in each case, could incent our Manager to use higher levels of leverage to finance investments or accumulate assets to increase fees than would otherwise be in our best interests. These fees could influence our Manager’s advice to us, as well as the judgment of the affiliates of our Manager who serve as our officers and directors. Among other matters, the acquisition or disposition fees and other possible fees payable to affiliates of our Manager in connection with its services for the seller or buyer, could affect the judgment of our Manager or its affiliates with respect to property acquisitions from, or the making of investments in, other programs sponsored by our Sponsor. Therefore, considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our income and, as a result, our ability to make distributions to stockholders and/or lead to a decline in the value of your investment.

Property and asset management services are being provided by our Manager or its affiliates, which may impact our sale of properties and, as a result, affect your investment.

Our Manager is controlled by our Sponsor, and is thus subject to an inherent conflict of interest. Specifically, because our Manager or its affiliates will receive significant fees for property and asset management of our properties, our Manager may face a conflict of interest when determining whether we should sell properties, including under circumstances where the Manager or its affiliates would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

If we acquire properties from affiliates of our Manager, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations.

The prices we pay to affiliates of our Manager for our properties will be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties, or if the price to us is in excess of such cost, substantial justification for such excess will exist and such excess will be reasonable and consistent with current market conditions as determined by a majority of our independent directors. Substantial justification for a higher price could result from improvements to a property by the affiliate of our Manager or increases in market value of the property during the period of time the property is owned by the affiliate as evidenced by an appraisal of the property. In no event will we acquire property from an affiliate at an amount in excess of its then current appraised value as determined by averaging the appraisals of two independent appraisers selected by our independent directors not otherwise interested in the transaction, or competitive bidding if the asset is marketed to the public. We consider an appraisal “current” if obtained within six months. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use independent third party appraisals to determine fair market value when acquiring properties from our Manager and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for other investments or distribution to our stockholders.

We may purchase real properties from persons with whom affiliates of our Manager have prior business relationships, which may impact the purchase terms, and as a result, affect your investment.

If we purchase properties from third parties who have sold, or may sell, properties to our Manager or its affiliates, our Manager may experience a conflict between our current interests and its interest in preserving any ongoing business relationship with these sellers. As a result of this conflict, the terms of any transaction between us and such third parties may not reflect the terms that we could receive in the market on an arm’s-length basis. If the terms we receive in a transaction are less favorable to us, our results from operations may be adversely affected.

The absence of arm’s-length bargaining may mean that our agreements may not be as favorable to you as they otherwise could have been.

Any existing or future agreements between us and our Sponsor, our Manager or any of their respective affiliates were not and will not be reached through arm’s-length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The Management Agreement, the operating partnership agreement of our Operating Partnership and the terms of the compensation to our Manager and its affiliates or distributions to our Manager were not arrived at through arm’s-length negotiations. The terms of the Management Agreement, the operating partnership agreement of our Operating Partnership and similar agreements may not solely reflect your best interest and may be overly favorable to the other party to such agreements including in terms of the substantial compensation to be paid to or the potential substantial distributions to these parties under these agreements.

Our Manager and its affiliates receive fees and other compensation based upon our investments, which may impact operating decisions, and as a result, affect your investment.

John A. Williams controls our Manager. In addition, Mr. Williams is our President, Chief Executive Officer and Chairman of the Board of Directors and the President and Chief Executive Officer of our Manager. As a result, Mr. Williams has a direct interest in all fees paid to our Manager and is in a position to make decisions about our investments in ways that could maximize fees payable to our Manager and its affiliates. Some compensation is payable to our Manager whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our Manager and its affiliates benefit from us retaining ownership and leveraging our assets, while our stockholders may be better served by the sale or disposition of, or lack of leverage on, the assets. For example, because asset management fees payable to our Manager are based on total assets under management, including assets purchased using debt, our Manager may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management. In addition, our Manager’s ability to receive fees and reimbursements depends on our revenues from continued investment in real properties and real estate-related investments. Therefore, the interest of our Manager and its affiliates in receiving fees may conflict with the interest of our stockholders in earning a return on an investment in our Common Stock or Preferred Stock.

We may compete with other entities affiliated with our Sponsor for investments and tenants.

Our Sponsor or his affiliates have sponsored existing programs with investment objectives and strategies similar to ours, and may sponsor other similar programs in the future. Our Sponsor and his affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business ventures, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate. Our Sponsor and/or one or more of his affiliates may simultaneously owe fiduciary duties to us and one or more of these business ventures. If our Sponsor or his affiliates breach their fiduciary or contractual obligations to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distributions to you.

Our Sponsor and/or his affiliates may own and/or manage properties in the same geographical areas in which we expect to acquire real estate assets or may compete with us for acquisitions of these assets. Our properties may compete for tenants with other properties owned and/or managed by our Sponsor and his affiliates. Our Sponsor may face conflicts of interest when evaluating acquisitions as well as tenant opportunities for our properties and other properties owned and/or managed by our Sponsor and his affiliates, and these conflicts of interest may have a negative impact on our ability to acquire suitable investments and attract and retain tenants for our properties.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives.

In accordance with our acquisition strategies, we may make investments in joint ventures or other partnership arrangements between us and affiliates of our Sponsor or with unaffiliated third parties. We also may purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•	joint venturers may share certain approval rights over major decisions;
•	a co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;
•	a co-venturer, co-owner or partner in an investment might become insolvent or bankrupt;
•	we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;
•	a co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;
•	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

•	under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Moreover, there is an additional risk neither co-venturer will have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, the fiduciary obligation that our Sponsor or our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

General Risks Related to Investments in Real Estate

Economic conditions may adversely affect the multifamily real estate market and our income.

A multifamily property’s income and value may be adversely affected by international, national and regional economic conditions. Currently, the U.S. and international markets are experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices and commercial real estate, limited access to credit markets, increased energy costs, high unemployment rates, the debt crisis in the United States and Europe, and recovery from the recent national and global recession. If such conditions persist, the multifamily real estate industry may experience a significant decline in business caused by a reduction in overall renters. The current weak economy and high unemployment rates also may have an adverse effect on our operations if they cause the tenants occupying the multifamily properties we acquire to cease making rent payments to us.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates, may adversely affect a property’s income and value. The continued rise in energy costs could result in higher operating costs, which may adversely affect our results from operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include: layoffs, business closings, relocations of significant local employers and other events negatively impacting local employment rates and the local economy; an oversupply of, or a lack of demand for, apartments; a decline in household formation; the inability or unwillingness of residents to pay rent increases; and rent control, rent stabilization and other housing laws, which could prevent us from raising rents.

We cannot predict if the current recovery in the multifamily real estate market will continue. Therefore, to the extent that there are adverse economic conditions in the multifamily market, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to our stockholders.

Our investments in real estate-related investments will be subject to the risks typically associated with real estate, which may have a material effect on your investment.

Our loans held for investment generally will be directly or indirectly secured by a lien on real property, or the equity interests in an entity that owns real property, that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at or above the levels existing on the dates of origination of those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments in mortgage-related securities, collateralized debt obligations and other real estate-related investments (including potential investments in real property) may be similarly affected by real estate property values. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters, such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties; and
•	the potential for uninsured or underinsured property losses.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of the borrowers to pay their loans, as well as on the value that we can realize from assets we own or acquire.

Natural disasters could significantly reduce the value of our properties and your investment.

Natural disasters, including hurricanes, tornadoes, earthquakes, wildfires and floods, could significantly reduce the value of our properties. While we will attempt to obtain adequate insurance coverage for natural disasters, insurance may be too expensive, may have significant deductibles, or may not properly compensate us for the long-term loss in value that a property may suffer if the area around it suffers a significant natural disaster. As a result, we may not be compensated for the loss in value. Any diminution in the value of our properties or properties underlying an investment that is not fully reimbursed will reduce our profitability and adversely affect the value of your investment.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

We cannot predict the severity of the effect that potential future terrorist attacks would have on us. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and the value of our real estate. The events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, where insurance against the risk of terrorism is not available or is not available on terms that are economically feasible, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses.

Compliance with the governmental laws, regulations and covenants that are applicable to our properties, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our growth strategy may be materially and adversely affected by our ability to obtain permits, licenses and zoning approvals. Our failure to obtain such permits, licenses and zoning approvals could have a material adverse effect on our business, financial condition and results of operations.

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act, or ADA, may affect cash available for distributions.

Our properties are generally expected to be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that certain buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or a third party to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to our stockholders.

The multifamily communities we acquire must comply with Title III of the ADA, to the extent that such properties are “public accommodations” and/or “commercial facilities”, as defined by the ADA, which could require removal of structural barriers to handicapped access in certain public areas of our multifamily communities where such removal is readily achievable. The ADA considers only the portions of multifamily housing communities that are open to the public (such as the leasing office) to be public accomodations or commercial facilities.

We must comply with the Fair Housing Amendments Act of 1988, or the FHAA, and failure to comply may affect cash available for distributions.

We must comply with the FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

Rising expenses could reduce cash flow and funds available for future acquisitions, which may materially affect cash available for distributions.

Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Some of the leases on our properties may require the tenants to pay all or a portion of utility costs; however, significant utility costs are borne by us. Such increased expenses could adversely affect funds available for future acquisitions or cash available for distributions.

Failure to generate sufficient cash flows from operations may reduce distributions to stockholders.

We intend to rely primarily on our cash flow from operations to make distributions to our stockholders. The cash flow from equity investments in our multifamily properties depends on the amount of revenue generated and expenses incurred in operating our properties. The revenue generated and expenses incurred in operating our properties depends on many factors, some of which are beyond our control. For instance, rents from our properties may not increase as expected or the real estate-related investments we purchase may not generate the anticipated returns. If our investments do not generate revenue sufficient to meet our operating expenses, debt service and capital expenditures, our cash flows and ability to make distributions to our stockholders will be adversely affected.

If we purchase assets at a time when the multifamily real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The multifamily real estate market may experience substantial influxes of capital from investors. This substantial flow of capital, combined with significant competition for the acquisition of real estate, may result in inflated purchase prices for such assets and compression of capitalization rates. To the extent we purchase real estate in such an environment, we are subject to the risk that, if the real estate market subsequently ceases to attract the same level of capital investment, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make distributions to our stockholders.

In connection with the acquisition of a property, we may agree on restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Even absent such restrictions, the real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and supply and demand. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or real estate-related asset. If we are unable to sell a property or real estate-related asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations. As a result, we may not have funds to make distributions to our stockholders.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

Real estate investments are relatively illiquid, and as a result, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We also will have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties;
•	repay debt, if any;
•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;
•	create working capital reserves; or
•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

We may not make a profit if we sell a property, which could adversely impact our ability to make cash distributions to our stockholders.

The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating performance, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not recover all or a portion of our investment in a property. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

Our ability to sell our properties also may be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Internal Revenue Code of 1986, as amended, or the Code, or possibly hold some properties through taxable REIT subsidiaries, or TRSs, that must pay full corporate-level income taxes.

We may incur liabilities in connection with properties we acquire.

Our anticipated acquisition activities are subject to many risks. We may acquire properties that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. However, some of these liabilities may be covered by insurance. In addition, we intend to perform customary due diligence regarding each property or entity we acquire. We also will attempt to obtain appropriate representations and undertakings from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a claim is made. Unknown liabilities to third parties with respect to properties or entities acquired might include, without limitation:

•	liabilities for clean-up of undisclosed environmental contamination;
•	claims by tenants or other persons dealing with the former owners of the properties;
•	liabilities incurred in the ordinary course of business; and
•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Such liabilities could cause losses that adversely affect our ability to make distributions to our stockholders.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Examples of Federal laws include: National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

There also may be potential liability associated with lead-based paint arising from lawsuits alleging personal injury and related claims. The existence of lead paint is especially a concern in residential units. A structure built prior to 1978 may contain lead-based paint and may present a potential for exposure to lead, however, structures built after 1978 are not likely to contain lead-based paint.

Property values also may be affected by their proximity to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields, or EMFs, to which people may be exposed. Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, and other states have required transmission facilities to measure for levels of EMFs. On occasion, lawsuits have been filed (primarily against electric utilities) that allege personal injuries from exposure to transmission lines and EMFs, as well as from fear of adverse health effects due to such exposure. This fear of adverse health effects from transmission lines has been considered both when property values have been determined to obtain financing and in condemnation proceedings. We may not, in certain circumstances, search for electric transmission lines near our properties, but are aware of the potential exposure to damage claims by persons exposed to EMFs.

Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from lessees rising. Due to such recent increase in mold claims and given that the law relating to mold is unsettled and subject to change, we could incur losses from claims relating to the presence of, or exposure to, mold or other microbial organisms, particularly if we are unable to maintain adequate insurance to cover such losses. We also may incur unexpected expenses relating to the abatement of mold on properties that we acquire.

Limited quantities of asbestos-containing materials can be present in various building materials such as floor coverings, ceiling texture material, acoustical tiles and decorative treatment. Environmental laws govern the presence, maintenance and removal of asbestos. These laws could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials, into the air. Such laws require that owners or operators of buildings containing asbestos (i) properly manage and maintain the asbestos, (ii) notify and train those who may come into contact with asbestos, and (iii) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos fibers. As the owner of our properties, we may be liable for any such costs.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel of our Manager and/or other sanctions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles govern the presence, maintenance, removal and disposal of certain building materials, including asbestos and lead-based paint (which are both discussed above).

The cost of defending against such claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

We cannot assure you that properties which we acquire will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we may purchase.

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to obtain comprehensive insurance for our properties, including casualty, liability, fire, extended coverage and rental loss customarily obtained for similar properties in amounts which our Manager determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to acts of war, earthquakes, floods, hurricanes, pollution, environmental matters, mold or terrorism which are either uninsurable, not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

In addition, many insurance carriers exclude asbestos-related claims from standard policies, price asbestos endorsements at prohibitively high rates or add significant restrictions to such coverage. Because of our inability to obtain specialized coverage at rates that correspond to our perceived level of risk, we may not obtain insurance for acts of terrorism or asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism or asbestos, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us. Although we intend to adequately insure our properties, we cannot assure that we will successfully do so.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make distributions to our stockholders.

When residents do not renew their leases or otherwise vacate their space, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment units and common areas. In addition, we may require substantial funds to renovate a multifamily community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We typically establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves separately maintained from any reserves we establish. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing will increase our interest expense, therefore, our financial condition and our ability to make distributions to our stockholders may be adversely affected.

We may not have control over costs arising from rehabilitation of properties.

We may elect to acquire properties which require rehabilitation. In particular, we may acquire “affordable” properties that we will rehabilitate and convert to market rate properties. Consequently, we may retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor’s ability to control the rehabilitation costs, the timing of completion of rehabilitation, and a contractor’s ability to build and rehabilitate in conformity with plans and specifications.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make distributions to our stockholders.

We expect that most of our apartment leases will be for a term of thirteen months or less. Because these leases generally permit the residents to leave at the end of the lease term without any penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

The profitability of our acquisitions is uncertain.

We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to our standards may prove inaccurate.

Competition with third parties in acquiring properties and other assets may reduce our profitability and the return to our stockholders.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders.

We will face competition from other apartment communities and the affordability of single-family homes, which may limit our profitability and the returns to our stockholders.

The multifamily apartment industry is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily communities, which would adversely affect our operations. Our competitors include those in other apartment communities both in the immediate vicinity where our multifamily communities will be located and the broader geographic market. Such competition also may result in overbuilding of apartment communities, causing an increase in the number of apartment units available and potentially decreasing our occupancy and apartment rental rates. We also may be required to expend substantial sums to attract new residents. The resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. Further, costs associated with real estate investment, such as utilities and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. These events would cause a significant decrease in cash flow and could cause us to reduce the amount of distributions to our stockholders.

Moreover, the residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources, including from other apartment communities both in the immediate vicinity and the broader geographic market where our apartment communities will be located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. We may be required to expend substantial sums to attract new residents.

Additionally, the large amount of foreclosed homes available at very attractive prices, along with the low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has resulted in a record high level on the National Association of Realtor’s Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than renting an apartment, thereby causing a decline in the pool of available renters for our properties.

Some or all of our properties have incurred, and will incur, vacancies, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return to our stockholders.

Our properties have incurred, and will incur, vacancies. If vacancies of a significant level continue for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on our investment in a single asset class, making our profitability more vulnerable to a downturn or slowdown in the sector or other economic factors.

We expect to concentrate our investments in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on the cash available for distribution or on the value of our assets than if we had more fully diversified our investments.

Failure to succeed in new markets may have adverse consequences on our performance.

We may make acquisitions outside of our existing market areas if appropriate opportunities arise. Our Sponsor’s, our Manager’s or any of their affiliates’ historical experience in their existing markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

We are likely to acquire multiple properties in a single transaction. Such portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate, or attempt to dispose of, these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect that the returns that we can earn on such cash will be less than the ultimate returns on real property, and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use our commercially reasonable efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take such purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as full or partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold or refinanced or we have otherwise disposed of such promissory notes or other property. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

We may make investments in opportunity-oriented properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income likely will decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of investments, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and stockholders’ equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

We may obtain properties with lock-out provisions, or agree to such provisions in connection with obtaining financing, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

We may agree to obtain certain properties from contributors who contribute their direct or indirect interest in such properties to our Operating Partnership in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions, that are intended to preserve favorable tax treatment for the contributors of such properties and otherwise agree to provide the indemnities to contributions. Additionally, we may agree to lock-out provisions in connection with obtaining financing for the acquisition of properties. Furthermore, we may agree to make a certain amount of debt available for these contributors to guarantee in order to preserve their favorable tax treatment. Lock-out provisions and the consequences of related tax indemnities could materially restrict us from selling, conveying, transferring otherwise disposing of all or any portion of the interest in these properties in a taxable transaction or from refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to make distributions to our stockholders. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders, and therefore, might have an adverse impact on the value of our Common Stock and Preferred Stock. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Risks Associated with Debt Financing

We plan to incur mortgage indebtedness and other borrowings, which may increase our business risks.

We intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by selected, or by all of our, real properties to obtain funds to acquire additional real properties and/or make capital improvements to properties. We also may borrow funds, if necessary, to satisfy the requirement that we generally distribute to stockholders as dividends at least 90% of our annual REIT taxable income (excluding net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT.

We intend to incur mortgage debt on a particular property only if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one or more of our properties. In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default.

Any mortgage debt which we place on properties may contain clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distributions to our stockholders.

We also may finance our property acquisitions using interest-only mortgage indebtedness for all or a portion of the term. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments or prepayment penalties will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans. While our intention and practice has been to place interest rate caps on our floating rate mortgages, these caps will be at rates above current rates.

There is no limitation on the amount we may invest in any single property or other asset.

Our investment guidelines limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. Subject to these limitations on overall leverage in our investment guidelines, which can be amended by our board of directors without stockholder approval, there is no limitation in our charter or our by-laws on the amount we can borrow for the purchase of any individual property or other investment. Use of excessive leverage could result in our loss of investment in one or more properties, which could adversely affect the value of our Common Stock.

If mortgage debt is unavailable at reasonable rates, it may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. As such, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If any of these events occur, our interest cost would increase as a result, which would reduce our cash flow. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money. If we are unable to refinance maturing indebtedness with respect to a particular property and are unable to pay the same, then the lender may foreclose on such property.

Financial and real estate market disruptions during 2007 and continuing into 2012 could adversely affect the multifamily property sector’s ability to obtain financing from Freddie Mac and Fannie Mae, which could adversely impact us.

Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector and both experienced significant losses beginning in 2008 and continuing into 2012 due to credit-related expenses, securities impairments and fair value losses. If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, may adversely affect our business.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008, or the HERA. On September 7, 2008, the Federal Housing Finance Agency, or the FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-related securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury has taken three additional actions: (i) the U.S. Treasury and the FHFA have entered into preferred stock purchase agreements between the U.S. Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which was indefinitely extended; and (iii) the U.S. Treasury has initiated a temporary program to purchase U.S. government agency Residential Mortgage-Backed Securities, or RMBS, issued by Fannie Mae and Freddie Mac.

Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes a U.S. government agency RMBS and could have broad adverse market implications. Such market implications could negatively affect the performance and market value of our investments.

The potential reduction or winding down of the role Fannie Mae and Freddie Mac play in the mortgage market may materially adversely affect the multifamily sector and our business, operations and financial condition.

On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing & Urban Development issued a report to the U.S. Congress entitled “Reforming America’s Housing Finance Market” that lays out, among other things, three options for long-term reform, which would reduce or wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. These proposals are: (a) a privatized system of housing finance with the government insurance role limited to the Federal Housing Administration, or the FHA, the United States Department of Agriculture, or the USDA and the Department of Veterans’ Affairs, or the VA, assistance for narrowly targeted groups of borrowers; (b) a privatized system of housing finance with assistance from the FHA, USDA and VA for narrowly targeted groups of borrowers and a guarantee mechanism to scale up during times of crisis; and (c) a privatized system of housing finance with FHA, USDA and VA assistance for low- and moderate-income borrowers and catastrophic reinsurance behind significant private capital. Any such proposals, if enacted, may have broad and material adverse implications for the multifamily sector and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when any of such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from this report may impact the multifamily sector and our business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in this report.

Our ability to obtain financing on reasonable terms could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets. The commercial real estate debt markets are also experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the lack of an efficient securitization market. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

The recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn, (a) may no longer allow real estate investors to rely on capitalization rate compression to generate returns, and (b) has slowed real estate transaction activity, all of which may reasonably be expected to have a material adverse impact on revenues and income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate asset.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

As mentioned above, we incur and expect to continue to incur debt. Higher debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. Interest we pay could reduce cash available for distribution to stockholders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flow and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In providing financing to us, a lender may impose restrictions on us that affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage, replace our Manager or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to qualify as a REIT and, once qualified, to maintain our qualification as a REIT.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans.

In financing our property acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Therefore, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

The derivative financial instruments that we may use may be costly and ineffective and may reduce the overall returns on your investment.

To the extent that we use derivative financial instruments in connection with our floating interest rate debt, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.

Risks Related to Our Real Estate-Related Investments

Our investments in senior debt, mezzanine debt and membership or partnership interests in entities that own multifamily properties will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

We may invest in senior debt, mezzanine debt and membership or partnership interests in entities that own multifamily properties. These investments will involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities may not be collateralized and also may be subordinated to the entity’s other obligations. We are likely to invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments also will subject us to the risks inherent with real estate investments referred to previously, including the risks described with respect to multifamily properties and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;
•	the dependence upon the successful operation of, and net income from, real property;
•	risks generally incident to interests in real property; and
•	risks specific to the type and use of a particular property.

These risks may adversely affect the value of our investments in entities that own multifamily properties and the ability of our borrowers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

Our mezzanine loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

We may originate (in connection with a forward purchase or option to purchase contract) or acquire mezzanine loans in entities that own multifamily properties, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Material U.S. Federal Income Tax Considerations

If we fail to qualify as a REIT, we will be subjected to tax on our income and the amount of distributions we make to our stockholders will be less.

We intend to elect and qualify as a real estate investment trust for U.S. federal income tax purposes, commencing with our tax year ended December 31, 2011. A REIT generally is not taxed at the corporate level on income and gains it distributes to its stockholders on a timely basis. We have received a favorable opinion from our tax counsel, Proskauer Rose LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service, or IRS, or on any court. The opinion of Proskauer Rose LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and representations related to our future conduct. Proskauer Rose LLP has no obligation to advise us or our stockholders of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, future legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification, including changes with retroactive effect.

If we elect to be taxed as a REIT and then were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;
•	we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and possibly increased state and local taxes;
•	we could be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;
•	we would have less cash to make distributions to our stockholders; and
•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

Although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine to delay or revoke our REIT election. Even if we qualify as a REIT, we expect to incur some taxes, such as state and local taxes, taxes imposed on certain subsidiaries and potential U.S. federal excise taxes.

While we are relying upon opinion of counsel that we have met the asset tests for the calendar quarter ended March 31, 2011, we may not have met such requirements, in which case we would rely upon the reasonable cause exception to such requirement provided in Code Section 856(c)(7)(A) and seek relief from the IRS to such effect, which we believe we satisfy. However, there is no assurance the IRS will agree with our position and grant such relief. In addition, we are currently seeking a private letter ruling from the IRS regarding the treatment of our assets for the asset test for the calendar quarter ended March 31, 2011. A favorable ruling would definitively resolve any potential issues surrounding the asset test for such quarter. However, there is no assurance the IRS will grant our private letter ruling request, or if granted, will rule positively.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain any net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce overall return to our stockholders.

In order to qualify and maintain our status as a REIT, we must distribute to our stockholders each year at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our planned REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding any TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, but excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The use of TRSs would increase our overall tax liability.

Some of our assets may need to be owned or sold, or operations conducted, by TRSs, which will be subject to U.S. federal and state income tax on their taxable income. The after-tax net income of any TRSs would be available for distribution to us. Further, we will incur a 100% excise tax on transactions with TRSs that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by a TRS that exceeds an arm’s-length rental amount, such amount is potentially subject to the excise tax. We intend that all transactions between us and any TRSs will be conducted on an arm’s-length basis, and therefore, any amounts paid by any TRSs to us will not be subject to the excise tax; provided, however, that no assurance can be given that no excise tax would arise from such transactions.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our Common Stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our Common Stock or Preferred Stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our Common Stock or Preferred Stock or on the market value or the resale potential of our assets. You are urged to consult with your own tax adviser with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Common Stock or Preferred Stock. You also should note that our counsel’s tax opinion was based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate the REIT election we intend to make and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

If the Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation.

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield to our stockholders. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is not otherwise disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, in the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. We may also be required under the terms of the indebtedness that we incur to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (4) make a taxable distribution of our shares of Common Stock as part of a distribution in which stockholders may elect to receive shares of Common Stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may originate (in connection with a forward purchase or option to purchase contract) or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

Furthermore, if we participate in any appreciation in value of real property securing a mortgage loan and the IRS characterizes such “shared appreciation mortgage” as equity rather than debt, for example, because of a large interest in cash flow of the borrower, we may be required to recognize income, gains, and other items with respect to the real property for U.S. federal income tax purposes. This could affect our ability to qualify as a REIT.

The allocation of the purchase price for the Units between the shares of Preferred Stock and the Warrants that make up the Units may cause an investor to recognize “phantom income” with respect to the Preferred Stock for U.S. federal income tax purposes, even though the investor will not receive any cash payments corresponding to such income.

If the allocation of the purchase price for the Units between the shares of Preferred Stock and the Warrants that comprise the Units results in an “issue price” for the Preferred Stock that is lower than the price at which the Preferred Stock may be redeemed under certain circumstances, this difference in price (the “redemption premium”) will be treated as a constructive distribution of additional stock on preferred stock under Section 305(c) of the Code, unless the redemption premium is less than a statutory de minimis amount. Any such constructive distribution may need to be taken into account under principles similar to the principles governing the inclusion of accrued original issue discount under Section 1272(a) of the Code.

We intend to take a position, through an appropriate valuation methodology, on an allocation of the purchase price for the Units between the shares of Preferred Stock and the Warrants that make up the Units. If the allocation results in a value for the Warrant in excess of the statutory de minimis amount, we will report the premium in gross income of U.S. holders as it accrues under a constant yield method and include the amount on the annual dividend reporting form, Form 1099-DIV. However, our position on the allocation of the purchase price to the Warrants is not binding on the IRS. If the IRS were to take a different position regarding such allocation, U.S. holders would be required to include a different amount of redemption premium in gross income as it accrues under a constant yield method and may be required to treat any gain recognized on the disposition of the Preferred Stock as ordinary income rather than as capital gain. In addition, a non-U.S.-holder’s receipt of such constructive dividend may be subject to U.S. federal withholding tax to the same extent as an actual distribution.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. In order to satisfy this requirement, we may distribute taxable dividends to our common stockholders that are payable in cash and shares of our Common Stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years ended on or before December 31, 2011 could be payable in our Common Stock. We made no such distributions during 2011. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the Common Stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our Common Stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our Common Stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our Common Stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in a combination of cash and stock with respect to the taxable years ended on or before December 31, 2011, and it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% for tax years beginning before January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Common Stock.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after 2011. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, as long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders.

Non-U.S. stockholders may be subject to U.S. federal income tax on distributions received from us and may be subject to tax upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends (including any deemed dividend) ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions, attributable sales or exchanges of U.S. real property generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Our Common Stock will not constitute a “U.S. real property interest” so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we have been a domestically-controlled qualified investment entity, and because our Common Stock will be publicly traded, no assurance can be given that we will continue to be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our Common Stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a U.S. real property interest if: (1) our Common Stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 5% or less of our Common Stock throughout the applicable testing period. We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred debt to purchase or hold our Common Stock or (3) a holder of Common Stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, Common Stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Employee Benefit Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to liability and penalties.

Special considerations apply to the purchase of stock or holding of Warrants by employee benefit plans subject to the fiduciary rules of Title I of Employee Retirement Income Security Act of 1974, as amended, or ERISA, including pension or profit sharing plans and entities that hold assets of such ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as Benefit Plans. If you are investing the assets of any Benefit Plan, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Code;
•	your investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;
•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;
•	your investment will not impair the liquidity of the Benefit Plan;
•	your investment will not produce unrelated business taxable income, or UBTI, for the Benefit Plan;
•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the Benefit Plan; and
•	your investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our stock or holding of Warrants constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary of the plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in the stock may lose its tax exempt status.

Plans that are not subject to ERISA or the prohibited transactions of the Code, such as government plans or church plans, may be subject to similar requirements under state law. Such plans should satisfy themselves that the investment satisfies applicable law. We have not, and will not, evaluate whether an investment in our stock or holding of Warrants is suitable for any particular plan.

Item  1B.          Unresolved Staff Comments

None.

Item  2.             Properties

At December 31, 2011, we were the sole owner of the following class A multifamily communities:

					At
				Average	December 31, 2011
Property	Metropolitan area	Year Completed	Number of Units	Unit Size (sq. ft.)	Average rental rate per unit (1)	Physical Occupancy (2)

Summit Crossing	Atlanta, GA	2007	345	1,034	$926	91.9%
Trail Creek	Hampton, VA	2006	204	988	1,113	95.1%
Stone Rise	Philadelphia, PA	2008	216	1,079	$1,313	91.7%

Total			765	1,033		92.7%

(1)	Based on the average move-ins and renewals during the fourth quarter of 2011, net of concessions
(2)	Count of occupied units (including models) divided by total units at reporting date.

Details regarding the mortgage debt on our properties may be found in note 10 to the consolidated financial statements, located elsewhere in this Annual Report on Form 10-K.

Our communities are equipped with an array of amenities believed to be sufficient to position Preferred Apartment Communities as attractive residential rental options within each local market. Such amenities can include, but are not limited to, one or more swimming pools, a clubhouse with a business center, tennis courts, and laundry facilities. Unit-specific amenities can include high-end appliances, tile kitchen backsplashes, washer and dryer hookups, and ceiling fans. Resident lease terms generally range from six to eighteen months.

Our corporate headquarters is located at 3625 Cumberland Boulevard, Suite 400, Atlanta, Georgia 30339.

Item 3.           Legal Proceedings

Neither we nor our subsidiaries nor, to our knowledge, our Manager is currently subject to any legal proceedings that we or our Manager consider to be material. To our knowledge, none of our communities are currently subject to any legal proceeding that we consider material.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock began trading on the NYSE Amex exchange under the symbol “APTS” on April 1, 2011.

The following table sets forth the historical sales price ranges and closing prices of our Common Stock, and per-share dividend distributions declared on our Common Stock for the second, third, and fourth quarters of 2011:

Quarter ended:	High	Low	Close	Dividends
6/30/2011	$10.39	$8.17	$9.09	$0.125
9/30/2011	$9.01	$5.68	$5.70	$0.125
12/31/2011	$6.96	$5.61	$6.05	$0.125

As of March 12, 2012 there were approximately 1,400 holders of record of our Common Stock, (including approximately 173 beneficial owners of 1,690,000 shares as investors in WRF and WOF). This total excludes an unknown number of holders of 241,560 shares of Common Stock in street name at non-responding brokerage firms.

Stock Repurchase Program

On August 15, 2011, the Company’s board of directors authorized the repurchase of up to $2 million of the Company's Common Stock through the end of 2012.  Under the repurchase program, the Company is authorized to make purchases in the open market, subject to market conditions, applicable legal requirements and other factors.  The repurchase program does not obligate the Company to repurchase any specific number of shares. As of December 31, 2011, no shares of the Company’s Common Stock had been repurchased.

Dividends

Since our IPO, we have declared and subsequently paid cash dividends for each of the three quarters since the commencement of our business operations. Since we intend to qualify as a REIT effective January 1, 2011, we will be required to, and intend to, distribute at least 90% of our REIT taxable income to maintain such status. Dividends are declared with the action and approval of the our independent board of directors and any future distributions are made at the board’s discretion. Our dividend paying capacity is dependent upon cash generated from our multifamily communities, interest income on our real estate loan investment, and cash needs for capital expenditures, both foreseen and unforeseen, among other factors. Risks inherent in our ability to pay dividends are further described in the section entitled “Risk Factors”, in Item 1.A of this Annual Report on Form 10-K.

Equity Compensation Plan

The following table sets forth information as of December 31, 2011 regarding our compensation plans and our Common Stock authorized for issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders(1)	$-		N/A	536,202
Equity compensation plans not approved by stockholders	150,000	(2)	$12.50	-
Total	$150,000		$12.50	536,202

(1)	Includes our 2011 Stock Incentive Plan (the "2011 Plan") that authorized a maximum of 567,500 shares of our Common Stock for issue under the 2011 Plan. Awards may be made in the form of issuances of Common Stock, restricted stock, stock appreciation rights, performance shares, incentive stock options, non-qualified stock options, or other forms. Eligibility for receipt of, amounts, and all terms governing awards pursuant to the 2011 Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by our Compensation Committee.

(2)	Represents the warrant to purchase up to 150,000 shares of our Common Stock that was issued to International Assets Advisory, LLC as partial compensation for services rendered in connection with our initial public offering. The exercise price is $12.50 per share, which is 125% of the gross initial public offering price of $10.00 per share. The warrant became exercisable as of September 28, 2011 and expires on March 31, 2015.

Shareholder Return Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The chart above presents comparative investment results of a hypothetical initial investment of $1,000 in: (i) our Common Stock, ticker symbol APTS; (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P Small Cap 600 Index, a broad equity index comprised of constituent companies with capitalization levels that approximate ours. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	4/1/2011	12/31/2011
APTS Common Stock	$1,000.00	$618.55
MSCI U. S. REIT Index	$1,000.00	$1,019.79
S&P Small Cap 600 Index	$1,000.00	$926.43

Sales of Unregistered Securities

On November 9, 2011, we issued 1,926 shares of Common Stock to our independent directors in lieu of paying cash as compensation for attendance at board committee meetings pursuant to our 2011 Stock Incentive Plan. These shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

Item  6.             Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Twelve months ended
	December 31, 2011	December 31, 2010
Total revenues	$7,150,703	$-
Total expenses	15,646,127	766,199
Net loss	$(8,495,424)	$(766,199)

Net loss per share of Common Stock, basic and diluted	$(2.23)	$(20.90)

Weighted average number of shares of Common Stock outstanding, basic and diluted	3,822,303	36,666

Cash dividends declared per share of Common Stock	$0.375	-

Total assets	$92,465,540	$829,812

Total liabilities	57,847,639	1,486,012
Total (deficit) equity	34,617,901	(656,200)
Total liabilities and (deficit) equity	$92,465,540	$829,812

Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On January 26, 2010, we concluded a private placement of 33,333 shares of Class B Common Stock to NELL Partners, Inc., a Georgia corporation, and a related party, at a price of $3.00 per share of Class B Common Stock. In addition, on that same day the Company conducted a private placement of 3,333 shares of Class A Common Stock to NELL Partners, Inc. at a price of $3.00 per share of Class A Common Stock.

On February 22, 2011, we effected a change in the designation of our issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of Common Stock, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock all pursuant to an amendment to our corporate charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of the our Common Stock as of February 22, 2011. The consolidated balance sheets and consolidated statement of equity and accumulated deficit at December 31, 2010 have been retroactively restated to reflect this change.

On April 5, 2011, we completed our initial public offering (the "IPO"), which resulted in the sale of 4,500,000 shares of Common Stock at a price per share of $10.00, for gross proceeds of $45.0 million. The aggregate proceeds, net of underwriters' discounts, commissions and other offering costs, were approximately $39.8 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), we sold 500,000 shares of our Common Stock to WOF, at the public offering price of $10.00 per share, for gross proceeds of $5 million. Aggregated estimated offering expenses in connection with the private placement were approximately $284,800. WOF is an affiliate of ours as well as of PAA.

On May 4, 2011, in conjunction with the IPO, we issued and sold 107,361 shares of Common Stock at $10.00 per share pursuant to the underwriters' exercise of their over-allotment option, for gross proceeds of approximately $1.1 million. After deducting underwriters’ commissions and offering expenses, our net proceeds from the over-allotment option were approximately $1.0 million.

On November 18, 2011 the Securities and Exchange Commission declared effective our registration statement on Form S-11 (file number 333-176604) with respect to our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Preferred Stock and one Warrant to purchase 20 shares of our Common Stock. The Warrants are to be immediately separable and will be issued as such. The price per Unit is $1,000. The Preferred Stock will rank senior to the Common Stock with respect to payments of dividends and distributions of amounts upon liquidation, dissolution and winding up. Holders of the Preferred Stock are entitled to receive, when and as authorized by our Board of Directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K that may be classified as forward-looking statements under federal securities law. These forward-looking statements involve risks and uncertainties pertaining to possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “may” or similar expressions, are intended by us to signify forward-looking statements. Statements regarding the following subjects, among others, may also be forward-looking:

•	use of proceeds of any offering;
•	our business and investment strategy;
•	our projected operating results;
•	actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies;
•	the state of the U.S. economy generally or in specific geographic areas;
•	economic trends and economic recoveries;
•	our ability to obtain and maintain financing arrangements, including through Fannie Mae and Freddie Mac;
•	financing and advance rates for our target assets;
•	our expected leverage;
•	general volatility of the securities markets in which we invest;
•	changes in the fair market values of our assets;
•	our expected portfolio of assets;
•	our expected investments;
•	interest rate mismatches between our target assets and our borrowings used to fund such investments;
•	changes in interest rates and the market value of our target assets;
•	changes in prepayment rates on our target assets;
•	effects of hedging instruments on our target assets;
•	rates of default or decreased recovery rates on our target assets;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•	our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act;
•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;
•	availability of qualified personnel;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our understanding of our competition; and
•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The forward-looking statements should be read in conjunction with the “Risk Factors” section of this Annual Report on Form 10-K, located in section 1.A.

General

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are an externally managed Maryland corporation incorporated on September 18, 2009 formed primarily to acquire and operate multifamily properties in select target markets throughout the United States. As a secondary strategy, we also may acquire senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties (either existing or under development), membership or partnership interests in multifamily properties (either existing or under development), and other multifamily assets as determined by our Manager as appropriate for us. We collectively refer to these asset classes as our target assets.

In addition, while we currently do not anticipate directly investing in unimproved property, developing new construction properties or acquiring new construction, as part of our property acquisition strategy we plan to consider forward purchase contracts on, or options to purchase, to-be-built multifamily assets with appropriate provisions that may include minimum occupancy, income thresholds, due diligence requirements and, if necessary or appropriate, financing. In connection with entering into a forward purchase contract or purchase option, we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate in connection with the construction of these properties.

We expect to seek to generate returns for our stockholders by taking advantage of the current environment in the real estate market created by the recent United States financial crisis and downturn in the United States economy to acquire multifamily assets. As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value.

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

We intend to elect and qualify as a real estate investment trust for U.S. federal income tax purposes, commencing with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act. We will conduct substantially all of our operations through our Operating Partnership.

We commenced revenue-generating operations in April 2011. At December 31, 2011, we owned 765 units in three multifamily communities located in the states of Pennsylvania, Virginia, and Georgia.

Industry Outlook

We believe gradual, albeit potentially sporadic, improvement in the United States’ economy will occur over the coming quarters, which should eventually translate into improved job growth and improvements in consumer confidence. A growing economy, improved job market and increased consumer confidence should help sustain an upward movement of rents.  We expect current occupancy rates to generally remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction is currently below historical levels due to a difficult construction financing environment.

Recent declines in U.S. Treasury yields have created an excellent borrowing environment. Given the uncertainty around the world’s financial markets, investors have been willing to accept lower yields on U.S. Government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  We expect the market to continue to remain favorable for borrowing as the equity and debt markets struggle to incorporate the uncertainty in both the U.S. and European economies.  We expect the supply of multifamily housing units to eventually grow as market rent increases overcome financing, commodity, and other cost challenges, boosting revenue projections and making more construction projects viable for builders and developers.

We believe the combination of a more sustainable current and future lending approach from the banking industry, coupled with continued hesitance and reluctance among prospective homebuyers concerning the net benefits of home ownership versus renting will continue to work in the industry’s favor, resulting in gradual increases in market rents, lower concessions, and opportunities for increases in ancillary fee income.  In addition, we believe immigration rates to the U.S. may be lower than in recent years, driven by fewer available jobs due to the economic downturn and recently enacted legislation in certain states aiming to curb illegal immigration.  As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a marginal softening of market conditions due to this factor.  More than offsetting this effect, we believe, will be a firming effect on market conditions by the ongoing migration of the domestic echo-boomer generation into the workforce, resulting in a net increase in demand for rental housing.

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

Real Estate

Cost Capitalization. Investments in real estate properties will be carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 5 to 10 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Our cost capitalization policy is to capitalize any acquired physical asset with a cost of $500 or greater. Third-party acquisition costs will generally be expensed as incurred. Repairs, maintenance and resident turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repairs, maintenance and resident turnover costs include all costs that do not extend the useful life of the real estate property. We will consider the period of future benefit of an asset to determine its appropriate useful life.

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

We will assess the acquisition-date fair values of all tangible and identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

We will record above-market and below-market in-place lease values for acquired properties based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining average non-cancelable term of the leases. We will amortize any recorded above-market or below-market lease values as a reduction or increase to rental income, respectively, over the remaining average non-cancelable term of the respective leases.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. These estimates will include estimated carrying costs, such as real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods. The value of acquired in-place leases will be amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases.

Estimates of the fair values of the tangible and identifiable intangible assets and assumed liabilities will require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, the number of years the property will be held for investment, and market interest rates. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate, Loans and Related Intangible Assets. We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate, loans and related intangible assets may not be recoverable or realized. When conditions suggest that our tangible and intangible assets may be impaired, we will compare their carrying value to their estimated undiscounted future cash flows, including proceeds from their eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our tangible and intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. Fair market value will be determined based on a discounted cash flow analysis. This analysis will require management to use future estimates of net operating income, expected hold period, capitalization rates and discount rates. The use of inappropriate assumptions would result in an incorrect valuation of the assets which would impact the amount of our impairment charges and the basis of our assets on our balance sheet.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from residents and will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements. We will write off the balance of amounts due from residents when we deem the amounts to be uncollectible, which is generally 30 days beyond the due date.

Revenue Recognition

We expect to lease apartment units under operating leases with terms generally of thirteen months or less. Rental revenue is recognized as rents become due. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, have not been material. We will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether our receivable, if any, is subject to future subordination, and the degree of our continuing involvement with the property after the sale, if any. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

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

Income Taxes

We intend to elect and qualify as a real estate investment trust for U.S. federal income tax purposes, commencing with our tax year ended December 31, 2011. We had no taxable income prior to that date. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not equal net income as calculated in accordance with United States generally accepted accounting principles, or GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service, or IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner as to qualify for treatment as a REIT.

Equity Compensation

We calculate the fair value of equity compensation instruments such as warrants and stock options based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. We estimate the fair value of Class B Unit awards of the Operating Partnership to our executive officers using a Monte Carlo simulation as the vesting requirements of these awards require achievement of both a service condition and a market performance measure. When appropriate, we will also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s).

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The substantive changes in this new guidance require the application of a premium or discount in valuing an instrument that is absent Level 1 inputs, when a market participant would apply such a factor in valuing an instrument. The guidance also enhances disclosure requirements: (i) for fair values of Level 3 assets, the valuation process used for those assets and the sensitivity of those calculations to changes in the amount of unobservable inputs; (ii) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use when that asset is measured at fair value in the statement of financial position; and (iii) the categorization by level within the fair value hierarchy of items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance will be effective for interim and annual periods beginning after December 15, 2011. We do not expect our adoption of this guidance to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This new guidance removes the option of presenting elements of other comprehensive income within the statements of changes to stockholders’ equity. Instead, the total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for interim and annual periods beginning after December 15, 2011, with retrospective application required. We do not expect our adoption of this guidance to have a material effect on our financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new standard provides the option to utilize a qualitative assessment of facts and circumstances to determine whether the carrying value of a reporting segment is more likely than not greater than its fair value, for purposes of proceeding with annual goodwill impairment testing. If this qualitative assessment indicates that the existence of an impairment condition is more likely than not, then the analysis proceeds according to existing guidance. If not, then no further action is necessary. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect our adoption of this guidance to have a material effect on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification. This new standard clarifies the guidance concerning deconsolidation of a subsidiary that is in substance real estate upon the event of default of that subsidiary’s nonrecourse debt. Generally, deconsolidation of a subsidiary in this circumstance is not appropriate until the collateral is legally transferred to the lender and the indebtedness is extinguished. This guidance will be effective for annual and interim periods beginning after June 15, 2012. We do not expect our adoption of this guidance to have a material effect on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This new standard enhances the required disclosures concerning derivatives and certain other financial instruments that are either netted together and presented as one amount, or are subject to a master netting arrangement. Retrospective adoption of this guidance will be effective for annual and interim periods beginning on or after January 1, 2013. We do not expect our adoption of this guidance to have a material effect on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. This new standard defers the effective date for the presentation requirements for reclassification adjustments into accumulated other comprehensive income by component as mandated by ASU 2011-08. This guidance as well as all other guidance from ASU 2011-08 are effective for fiscal years beginning after December 15, 2011. We do not expect our adoption of this guidance to have a material effect on our financial position or results of operations.

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

We recorded net losses of approximately $8.5 million and $0.8 million for the twelve-month periods ended December 31, 2011 and 2010, respectively. Adjusted Funds from Operations, or AFFO, was approximately $778,000 and $1,871,000 for the three-month and twelve-month periods ended December 31, 2011, respectively. Cash Available for Distribution, or CAD, was approximately $778,000 and $1,845,000 for the three-month and twelve-month periods ended December 31, 2011, respectively. See the Adjusted Funds From Operations and Cash Available for Distribution sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions of these non-GAAP measures and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure. In 2011, we declared our first three quarterly dividends of $0.125 per share of Common Stock, for a total of $1,940,078. As expected, since we did not own the Stone Rise, Summit Crossing, and Trail Creek communities for the full quarter ended June 30, 2011, CAD was not sufficient to fully fund the second quarter dividend and approximately $227,000 from our working capital and dividend reserve, designed for this purpose, was used to cover this shortfall. CAD was sufficient to cover our dividend distributions for both the third and fourth quarters of 2011. In February 2012, we increased our quarterly dividend 4% from $.125 per share to $.13 per share and currently believe that our Cash Available for Distribution will be sufficient to cover our declared dividend for the first quarter of 2012 and our projected dividends at the new rate for the balance of 2012. This guidance on dividend distributions for 2012 excludes any forecasted deployment of capital proceeds from our Series A Redeemable Preferred Stock and Warrant Unit Offering and potential dividends to be paid on the Series A Redeemable Preferred Stock.

Acquired properties

On April 15, 2011, we acquired 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), or Stone Rise, the fee-simple owner of a multifamily community located in suburban Philadelphia, Pennsylvania. The Stone Rise membership interests were acquired from Oxford Rise Partners LLC, a Georgia limited liability company, and WOF.  As of April 15, 2011, WOF owned approximately 19.75% of our outstanding Common Stock.  In addition, John A. Williams, our President, Chief Executive Officer and Chairman of the Board, indirectly owns an approximate 1.0% membership interest in WOF.  In connection with the acquisition, we paid an acquisition fee of $301,500, or 1.0% of the contract purchase price, to our Manager, of which WOF received $3,015 through its special limited liability company interest in our Manager which entitles WOF to receive 1% of our Manager's gross revenues.

On April 21, 2011, we acquired 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), or Summit Crossing, the fee-simple owner of a multifamily community located in suburban Atlanta, Georgia. The PAC Summit Crossing membership interests were acquired from Oxford Summit Development LLC, a Georgia limited liability company, and WRF.  As of April 21, 2011, WRF owned approximately 13.62% of our outstanding Common Stock.  In addition, Mr. Williams indirectly owns an approximate 7.0% membership interest in WRF. In connection with the acquisition, we paid an acquisition fee of $332,000, or 1.0% of the contract purchase price, to our Manager, of which WOF received $3,320 through its special limited liability company interest in our Manager.

On April 29, 2011, we acquired Oxford Trail, a multifamily community located in Hampton, Virginia, or Trail Creek, from Oxford Trail JV LLC. Separate from Mr. Williams' membership interest in WRF, Mr. Williams received approximately $62,600 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board of Directors, received approximately $20,375 from Oxford Trail JV as a promoted interest in connection with the sale of Trail Creek.  In connection with the acquisition, we paid an acquisition fee of $235,000, or 1.0% of the contract purchase price, to our Manager of which WOF received $2,350 through its special limited liability company interest in our Manager.

Community	Purchase Price (millions)	Mortgage Amount (millions)	Debt / Purchase Price	Number of Units

Summit Crossing	$33.20	$20.86	62.8%	345
Trail Creek	23.50	15.28	65.0%	204
Stone Rise	30.15	19.50	64.7%	216

Total	$86.85	$55.64	64.1%	765

				At
			Average	December 31, 2011
Property	Year Completed	Number of Units	Unit Size (sq. ft.)	Physical Occupancy (1)

Summit Crossing	2007	345	1,034	91.9%
Trail Creek	2006	204	988	95.1%
Stone Rise	2008	216	1,078	91.7%

Total		765	1,033	92.7%

(1)  Count of occupied units (including models) divided by total units at reporting date.

Real estate loan investment

On June 30, 2011, we made a mezzanine loan investment of $6.0 million to Oxford Hampton Partners LLC, or Hampton Partners, a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to our existing Trail Creek multifamily community in Hampton, Virginia. Hampton Partners was required to fully draw down the mezzanine loan on the closing date.

The mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then we will be entitled to receive an exit fee equal to the amount required to provide us with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, we will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. As of December 31, 2011, no additional exit fee was earned by us.

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

In connection with the closing of the mezzanine loan, we received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. We paid an acquisition fee of $60,000 to our Manager out of these funds. The net fees received by us will be recognized as an adjustment of yield over the term of the loan using the effective interest method and are considered in calculating the internal rate of return at each reporting date.

Revenues

We recorded total revenue of approximately $7.2 million for the twelve-month period ended December 31, 2011 as we commenced operations with the acquisitions of three multifamily communities in April 2011. Rental revenue from tenants of the multifamily communities comprised approximately 87% of total revenues for the twelve-month period ended December 31, 2011 and began with the dates of acquisition, therefore revenues and expenses related to these acquired communities are not necessarily indicative of full year results. Pro forma results that assume the acquired communities were acquired on January 1, 2011 are presented in Note 14 to our Consolidated Financial Statements. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from acquired multifamily communities. At December 31, 2011, the combined communities had physical occupancy rates of 92.7% of the total units available for rent, including model units. At acquisition, we recorded an intangible liability for below market leases in place at the Stone Rise community of $181,671, which was amortized in full into rental revenue in 2011.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from tenants for items such as utilities, application fees, lease termination fees, and late charges. Other property revenues were approximately 9.8% of total revenues for the twelve-month period ended December 31, 2011. We recorded interest income totaling $250,245 during 2011 from the mezzanine loan investment which closed on June 30, 2011. The $6.0 million loan pays current interest at 8.0% per annum. Interest income includes the amortization of net loan fees received from the origination of the instrument. The net loan fees received of $74,333 are to be recorded as an adjustment of yield using the effective interest method over the life of the loan.

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $1.6 million, or 12.0% of total operating expenses for the twelve-month period ended December 31, 2011. The primary components of operating and maintenance expense are reimbursements for the salary and benefits expense of property personnel, utilities, advertising and marketing, property repairs, and landscaping costs. The number of employees assigned by our property manager to our three multifamily communities at December 31, 2011 is not expected to change materially over the foreseeable future. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $276,000 for the twelve-month period ended December 31, 2011. We also paid general and administrative expense fees and asset management fees to our Manager which totaled approximately $143,000 and $362,000, respectively for the twelve-month period ended December 31, 2011. The sum of these two fees was approximately $505,000, which is included in the “management fees” line on the consolidated statement of operations for the twelve-month period ended December 31, 2011. General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of our assets per month, as adjusted. The percentage of these costs charged is governed by the Third Amended and Restated Management Agreement with our Manager.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. The current assessed values of our communities, the estimated annual effective tax rates and expected total property taxes for the full year of 2011, as of December 31, 2011 were:

Property	Assessed Value	Expected Property Tax Rate	Expected Property Taxes, FYE 2011

Stone Rise	$11,130,000	3.22%	$358,581
Summit Crossing	5,763,576	2.66%	153,449
Trail Creek	20,795,600	1.08%	224,728

Total	$37,689,176	1.95%	$736,758

The Company recorded property tax expense of $519,500, which is reflective of the pro-rata portion of the year the Company owned the three multifamily communities. We generally expect the assessed values of our multifamily properties to rise over time, owing to our expectation of improving market conditions, pressure on municipalities to raise revenues and increased activity in the transactional market. However, we have some insurance against any potential rise in assessments at Stone Rise because its assessed value is frozen for the years 2011-2015, unless there is a county wide reassessment.

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $8.2 million, or 62.3% of total operating expenses, for the twelve-month period ended December 31, 2011. Included in this amount was the complete amortization of the balance of the acquired intangible assets related to our three multifamily communities, which included the values of in-place leases and customer relationships. The amortization expense for these assets totaled approximately $5.5 million for the twelve-month period ended December 31, 2011.

Acquisition costs

We recorded acquisition costs of approximately $1.7 million and $388,000, or 12.7% and 51.7% of total operating expenses, for the twelve-month periods ended December 31, 2011 and 2010, respectively. The substantial increase in these costs over the corresponding 2010 period was driven by the incurrence in 2011 of expenditures related to the three acquired multifamily communities as well as the real estate loan investment. Acquisition costs in 2011 included $928,500 in acquisition fees paid to reimburse our Manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other related costs related to acquiring real estate assets. These fees are calculated as 1% of the gross purchase price of the apartment complex or of the principal amount of the real estate loan. The amount of the acquisition fees payable to our Manager is governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Professional fees

We recorded professional fee expenses of approximately $380,000, or 2.9% of total operating expenses, for the twelve-month period ended December 31, 2011. These costs consist principally of fees for audit, tax and legal work performed in connection with the commencement of our business operations in 2011.

Interest expense

We recorded interest expense of approximately $1.5 million and $15,000 for the twelve-month periods ended December 31, 2011 and 2010, respectively. Interest expense on mortgage indebtedness from the three acquired properties comprised substantially all of this amount in 2011. The accrual of interest on mortgage indebtedness was for the period beginning with the dates of acquisition (April 15, 21, and 29, 2011 for Stone Rise, Summit Crossing, and Trail Creek, respectively) through December 31, 2011. The remainder in 2011, approximately $81,000, consisted of amortization of deferred loan costs on the mortgage indebtedness and interest expense from a note payable and two lines of credit due to WOF, which were paid and retired in April 2011 with proceeds from the private placement transaction. Interest expense for the corresponding prior year period consisted of interest incurred on the non-revolving line of credit due to WOF.

Funds From Operations Attributable to Common Stockholders ("FFO")

Analysts, managers, and investors have, since the first real estate investment trusts were created, made certain adjustments to reported net income amounts under U. S. GAAP in order to better assess these vehicles’ liquidity and cash flows. FFO is one of the most commonly utilized non-GAAP measures currently in practice. In its 2002 "White Paper on Funds From Operations", which was revised in 2004, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. The NAREIT definition of FFO (and the one we report) is:

Net income/loss:

•	Excluding impairment charges on and gains/losses from sales of depreciable property;
•	Plus depreciation and amortization of real estate assets; and
•	After adjustments for unconsolidated partnerships and joint ventures

Not all companies necessarily utilize the standardized NAREIT definition of FFO, and so caution should be taken in comparing our reported FFO results to those of other companies. Our FFO results are comparable to the FFO results of other companies that follow the NAREIT definition of FFO and report these figures on that basis. We believe FFO is useful to investors as a supplemental gauge of our operating and cash-generating results. FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, which we believe is net loss attributable to the Company.

Adjusted Funds From Operations ("AFFO")

AFFO makes further adjustments to FFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. We calculate AFFO as:

FFO, plus:

•	Acquisition costs;
•	Organization costs;
•	Equity compensation to directors and executives;
•	Amortization of loan closing costs;
•	REIT establishment costs;
•	Depreciation and amortization of non-real estate assets; and
•	Net loan origination fees received

Less:

•	Non-cash mezzanine loan interest income; and
•	Normally recurring capital expenditures

AFFO figures we report are not necessarily comparable to those reported by other companies. We believe AFFO is useful to investors as a more refined supplemental gauge of our operating and cash-generating results. Investors are cautioned that AFFO excludes acquisition costs which are generally recorded in the periods in which the properties are acquired (and often preceding periods). AFFO is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which the Company believes is net income/loss available to the Company.

Cash available for Distribution ("CAD")

We calculate CAD by reversing the AFFO adjustment for REIT establishment costs. CAD is a non-GAAP measure that is reconciled to its most comparable GAAP measure, which we believe is net loss attributable to the Company. We use CAD as a critical supplemental gauge of our operating and cash-generating results.

Reconciliation of Funds From Operations Attributable to Common Stockholders, Adjusted Funds From Operations, and Cash Available for Distribution to Net Loss Attributable to the Company

	Three months ended December 31, 2011	Twelve months ended December 31, 2011

Net loss attributable to the Company	$(1,180,873)	$(8,495,424)

Add: Depreciation of real estate assets	966,888	2,682,562
Amortization of acquired intangible assets	838,893	5,537,067

Funds from operations attributable to common stockholders	$624,908	$(275,795)

FFO per share - basic and diluted (a)	0.121	(0.072)

Add: Acquisition costs	-	1,680,432
Organization costs	78,023	172,395
Directors' fees and expenses paid in stock	80,651	238,152
Amortization of loan closing costs (See note 1)	21,494	64,480
REIT establishment costs (See note 2)	-	25,849
Depreciation/amortization on non-real estate assets	6,821	18,814
Net mezzanine loan fees received (See note 3)	-	74,333
Less: Non-cash mezzanine loan interest income (See note 3)	(4,398)	(8,887)
Normally recurring capital expenditures (See note 4)	(29,504)	(118,504)

Adjusted funds from operations	$777,995	$1,871,269

AFFO per share - basic and diluted (a)	$0.151	$0.490

Less: REIT establishment costs (See note 2)	-	(25,849)

Cash available for distribution	$777,995	$1,845,420

CAD per share - basic and diluted (a)	$0.151	$0.483

Dividends:
Declared	$646,916	$1,940,078
Per share	$0.125	$0.375

a) Calculated based upon weighted average shares outstanding - basic and diluted	5,148,488	3,822,303

Actual shares outstanding at December 31, 2011, including 26,000 unvested shares of restricted stock	5,175,325	5,175,325

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders, Adjusted Funds From Operations, and Cash Available for Distribution to Net loss Attributable to the Company

(1)	We incurred loan closing costs of $616,139 on our mortgage loans, which are secured on a property-by-property basis by the three acquired multifamily communities. Neither we nor our Operating Partnership have any recourse liability in connection with any of these mortgage loans, nor do we have any cross-collateralization arrangements with respect to the debt securing these assets. These loan costs are being amortized over the life of the loans, and the non-cash amortization expense is an addition to FFO in the calculation of AFFO.

(2)	Certain costs involved with establishment as a publicly-traded real estate investment trust were incurred and are added to FFO in the calculation of AFFO. This adjustment is reversed for the calculation of CAD from AFFO. These costs primarily consist of fees for one-time professional services.

(3)	On June 30, 2011, in conjunction with our real estate loan investment, we received a loan fee of $120,000, $60,000 of which was paid to our Manager as an acquisition fee, and also a loan commitment fee of $14,333. The net proceeds of $74,333 are an additive adjustment to FFO in calculating AFFO and CAD, which will be recognized in income over the life of the loan as an adjustment of yield using the effective interest method. Correspondingly, the non-cash income recognized under the effective interest method is deducted in calculating AFFO.

(4)	We deduct from FFO normally recurring capital expenditures that are necessary to maintain the properties’ revenue streams. Excluded from the calculation of AFFO are non-recurring capital expenditures of $43,572 and $304,251 for the three-month and twelve-month periods ended December 31, 2011, respectively. Please see further discussion on capital expenditures in the “Liquidity and Capital Resources – Short-Term Liquidity” section of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);
•	capital expenditures necessary to maintain the revenue streams and values of our multifamily communities;
•	interest expense on our outstanding property level debt; and
•	quarterly distributions that we pay to our stockholders.

Net cash provided by our operating activities was approximately $528,000 and net cash used in operating activities was approximately $788,000 for the twelve-month periods ended December 31, 2011 and 2010, respectively. The primary drivers behind this improvement of approximately $1.3 million were the commencement of our business operations in April 2011 with the acquisitions of and recording the results of operations from our three multifamily communities and interest income from our mezzanine loan investment which we originated on June 30, 2011. We had no revenue for the twelve months ended December 31, 2010. This improvement in cash from operations was partially offset by an increase in interest expense of $1.5 million, primarily due to the mortgage notes on our three multifamily communities, as well as the increase in acquisition costs in 2011 of approximately $1.3 million over 2010, primarily related to these communities. We do not anticipate any additional acquisition expenses related to the three acquired communities.

The majority of our revenue consists of rental income received from residents under existing leases at our multifamily communities. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these multifamily communities; and (5) the ability of our residents to make their rental payments. We believe we are well positioned to take advantage of the recent improvements in multifamily fundamentals, such as higher occupancy rates, positive new and renewal rates over expiring leases, a declining home ownership rate and a decline in turnover, which we believe are all positive developments in the multifamily industry.

Net cash flows used in investing activities for the twelve months ended December 31, 2011 was approximately $93.7 million. We used approximately $87.5 million, including approximately $55.6 million in mortgage financing, to acquire our three multifamily communities in the second quarter of 2011 and we used $6.0 million to make a mezzanine loan investment related to the construction of a multifamily property adjacent to our Trail Creek community in Hampton, Virginia and, in connection therewith, received an option to purchase the community.

Cash used in or provided by investing activities is primarily driven by acquisitions and dispositions of multifamily properties and other income producing real estate investments, and secondarily by capital expenditures related to our owned properties. We have no current plans to dispose of any of our properties and will seek to acquire more properties at costs that we expect will be accretive to CAD results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the twelve-month period ended December 31, 2011, our capital expenditures were:

	Summit Crossing	Trail Creek	Stone Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$104,109	$157,484	$42,658	$304,251
Other nonrecurring capital expenditures	-	-	-	-
Total nonrecurring capital expenditures	104,109	157,484	42,658	304,251

Normally recurring capital expenditures	47,264	37,984	33,256	118,504

Total capital expenditures	$151,373	$195,468	$75,914	$422,755

Net cash provided by financing activities was approximately $97.7 million and $961,000 for the twelve-month periods ended December 31, 2011 and 2010, respectively. During the twelve-month period ended December 31, 2011, we received gross proceeds of approximately $55.6 million from the incurrence of long-term property level debt in connection with the acquisition of our three multifamily communities. In addition, we received approximately $46.1 million in net proceeds from the issuance of our Common Stock in the IPO, including the underwriters’ exercise of the over-allotment option and the concurrent private placement transaction with WOF. We used all of the proceeds from our long-term property level debt financing activities to partially fund our acquisitions during the twelve-month period ended December 31, 2011. We used approximately $34.0 million of the proceeds from the issuance of our Common Stock to partially fund our acquisitions during the twelve months ended December 31, 2011 and approximately $1.9 million of the proceeds from the issuance of our Common Stock to pay off all of the Company's short-term debt on April 5, 2011. We intend to have no unsecured debt at the Company or Operating Partnership levels.

Distributions

In order to obtain and maintain our status as a REIT, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends to stockholders through net cash generated from operating results, as well as monthly dividends to holders of any future issuances of our Preferred Stock.

For the twelve-month period ended December 31, 2011, our dividend activity was:

Declaration date	Dividend per share of Common Stock	Record date	Payment date	Total amount paid

5/5/2011	$0.125	6/30/2011	7/15/2011	$646,487
8/4/2011	0.125	9/30/2011	10/17/2011	646,675
11/10/2011	0.125	12/30/2011	1/17/2012	646,916

	$0.375			$1,940,078

On February 2, 2012, our board of directors approved, and we declared, a quarterly dividend of $0.13 per share, an increase of 4% from the previous quarter, payable on April 16, 2012 to shareholders of record on March 30, 2012. For the remainder of 2012, we currently expect to maintain a quarterly dividend payment to our stockholders of $0.13 per share. To the extent we continue to pay dividends at this rate, we expect to use CAD to fund the dividend payments our stockholders. If CAD is not sufficient to meet our anticipated dividend payment rate, we would need to use our working capital and dividend reserve to fund dividend payments. Our board of directors will review the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. Dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We believe that CAD will be sufficient to meet the dividend requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;
•	capital expenditures needed for our multifamily communities;
•	costs associated with future capital raising activities; and
•	costs associated with future multifamily community acquisition and lending opportunities.

Initially, the sources to fulfill our long-term liquidity needs consisted of the net proceeds from the IPO and the private placement transaction with WOF, incurrence of property-level debt at our communities, payments of principal and interest we receive on our mezzanine loan investment and cash generated from the operating results of our properties. In the future, we may use leverage to finance our long-term cash needs through borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), although we had no such programs secured and committed to us at December 31, 2011. In addition, we intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Series A Redeemable Preferred Stock unit offering (described below), Common Stock, preferred stock, units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Series A unit offering during 2012 and beyond. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (registration number 333-176604) for our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Preferred Stock and one Warrant to purchase 20 shares of our Common Stock and are immediately separable and will be issued separately. The price per Unit is $1,000. The Preferred Stock will rank senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year from the date of issuance and expire four years from the date of issuance.

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

We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities. The number of different multifamily communities we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. See the section entitled "Risk Factors" in Item 1.A of this Annual Report on Form 10-K for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the value of our tangible assets (including our real estate assets, real estate loan investments, accounts receivable and cash and cash equivalents) on a portfolio basis based on fair market value. As of December 31, 2011, our outstanding debt (all of which is secured) was approximately 50.6% of the value of our tangible assets on a portfolio basis based on our current estimate of fair market value. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. In addition, we have acquired, and we intend to acquire, all of our multifamily communities through separate single purpose entities and we have financed, and we intend to finance, each of these multifamily communities using financing techniques for that property alone without any cross-collateralization to our other multifamily communities or guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, or otherwise.

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

Our ability to incur additional debt is dependent on a number of factors, including our credit ratings (if any), the value of our assets, our degree of leverage and borrowing restrictions imposed by lenders. We will continue to monitor the debt markets, including Fannie Mae and/or Freddie Mac (from both of whom we have obtained single asset secured financing on all of our multifamily communities in 2011), and as market conditions permit, access borrowings that are advantageous to us.

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

Furthermore, if interest rates or other factors at the time of financing result in higher interest rates upon financing, then the interest expense relating to that financed indebtedness would be higher. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operations, cash flow, our ability to pay principal and interest on our debt and our ability to pay distributions to our stockholders. Finally, sellers may be less inclined to offer to sell to us if they believe we may be unable to obtain financing.

As of December 31, 2011, we had outstanding borrowings of approximately $55.6 million, all of which was incurred by us in the twelve-month period ended December 31, 2011 in connection with the acquisition of our three multifamily communities. The outstanding balance includes fixed-rate debt of approximately $20.9 million, or 37.5% of the total debt balance, and floating-rate debt of approximately $34.8 million, or 62.5% of the total debt balance.

As of December 31, 2011, we had approximately $4.5 million in cash and cash equivalents available to meet our short-term and long-term liquidity needs. As of December 31, 2011, $2.5 million of the cash and cash equivalents was held by the Company as a working capital and dividend reserve and approximately $345,000 was held for planned capital expenditures that were identified at acquisition for the Company's recently acquired multifamily communities.

Off-Balance Sheet Arrangements

On March 31, 2011, we issued a warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant, to International Assets Advisory, LLC for financial advisory services performed in connection with our IPO. The IPO Warrant became exercisable as of September 28, 2011. If International Assets Advisory, LLC exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows International Assets Advisory, LLC to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

Contractual Obligations

As of December 31, 2011, our contractual obligations consisted of the three mortgage notes, each secured by one of our three acquired properties. Based upon the 1 Month London Interbank Offered Rate, or LIBOR, of 0.295% at December 31, 2011, our estimated future required payments on these instruments, including principal and interest, assuming each note is held until its maturity date and paid off, were:

	Total	Less than one year	1-3 years	3-5 years	More than five years

Long-term debt obligations	$68,506,707	$2,055,849	$4,697,223	$6,153,765	$55,599,870

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

In addition, our primary market risk exposure is interest rate risk. Our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2011, approximately $19.5 million of our floating-rate debt has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) and approximately $15.3 million of our floating rate debt has LIBOR effectively capped at 4.05% (all-in rate of 6.85%), both through caps on the maximum interest rate on our debt under Freddie Mac’s capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as all of our debt was incurred in April 2011 and does not mature until May 2018. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2011, would increase by approximately $348,000 on an annualized basis, or decrease by approximately $103,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.295% at December 30, 2011, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the twelve months ended December 31, 2011 and 2010

Consolidated Statements of Equity and Accumulated Deficit for the twelve months ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Schedule III— Real Estate Investments and Accumulated Depreciation as of December 31, 2011

Schedule IV—Mortgage Loans on Real Estate as of December 31, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Accounting Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or “2012 Proxy Statement”, to be filed with the SEC with regard to our 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2012 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding our officers is incorporated herein by reference to our 2012 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2012 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2012 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Preferred Apartment Communities, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of equity and accumulated deficit, and statements of cash flows present fairly, in all material respects, the financial position of Preferred Apartment Communities, Inc. at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 15, 2012

Preferred Apartment Communities, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

Assets

Real estate
Land	$13,052,000	$-
Building and improvements	60,268,867	-
Furniture, fixtures, and equipment	8,392,446	-
Construction in progress	67,877	-
Gross real estate	81,781,190	-
Less: accumulated depreciation	(2,698,305)	-
Net real estate	79,082,885	-
Real estate loan	6,000,000	-
Total real estate and real estate loan, net	85,082,885	-

Cash and cash equivalents	4,548,020	22,275
Restricted cash	567,346	-
Tenant receivables, net of allowance of $15,924	23,811	-
Deferred loan costs, net of amortization of $64,480	551,660	-
Deferred offering costs	1,388,421	620,237
Other assets	303,397	187,300

Total assets	$92,465,540	$829,812

Liabilities and equity

Liabilities
Mortgage notes payable	$55,637,000	$-
Accounts payable and accrued expenses	1,158,530	-
Note payable, related party	-	465,050
Revolving line of credit, related party	-	200,000
Non-revolving line of credit, related party	-	805,898
Accrued interest payable	176,084	15,064
Dividends payable	646,916	-
Security deposits and prepaid rents	163,663	-
Deferred real estate loan income	65,446	-
Total liabilities	57,847,639	1,486,012

Commitments and contingencies (Note 12)

Equity (deficit)
Stockholder's equity (deficit)
Series A Redeemable Preferred Stock, $0.01 par value per share; 150,000 shares authorized; 0 shares issued and outstanding at December 31, 2011	-	-
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 5,149,325 shares issued and outstanding at December 31, 2011; 36,666 shares issued and outstanding at December 31, 2010	51,493	366
Additional paid in capital	43,828,030	109,632
Accumulated deficit	(9,261,623)	(766,199)
Total stockholders' equity (deficit)	34,617,900	(656,201)
Non-controlling interest	1	1
Total equity (deficit)	34,617,901	(656,200)

Total liabilities and equity	$92,465,540	$829,812

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.

Consolidated Statements of Operations

	Twelve months ended
	December 31, 2011	December 31, 2010
Revenues:
Rental revenues	$6,199,946	$-
Other property revenues	700,512	-
Interest income on real estate loan	250,245	-
Total revenues	7,150,703	-

Operating expenses:
Property operating and maintenance	1,591,962	-
Property management fees	276,358	-
Real estate taxes	519,500	-
General and administrative	141,078	-
Depreciation and amortization	8,238,444	-
Acquisition costs	1,680,432	388,266
Organizational costs	172,395	360,179
Insurance	111,900	-
Professional fees	380,382	-
Other	109,655	2,690
Total operating expenses	13,222,106	751,135

Operating loss	(6,071,403)	(751,135)

Management fees	505,441	-
Insurance	167,689	-
Interest expense	1,514,581	15,064
Other expense	236,310	-
Net loss	(8,495,424)	(766,199)

Less consolidated net loss attributable to non-controlling interests	-	-

Net loss attributable to the Company	$(8,495,424)	$(766,199)

Net loss per share of Common Stock, basic and diluted	$(2.23)	$(20.90)

Weighted average number of shares of Common Stock outstanding, basic and diluted	3,822,303	36,666

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.

Consolidated Statements of Equity and Accumulated Deficit

For the twelve months ended December 31, 2011 and December 31, 2010

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non Controlling Interest	Total Equity (Deficit)

Balance at January 1, 2010	$-	$-	$-	$-	$-	$-	$-

Issuance of Common Stock	-	366	109,632	-	109,998	-	109,998

Issuance of partnership interest in Operating Partnership to noncontrolling interest	-	-	-	-	-	1	1

Net loss	-	-	-	(766,199)	(766,199)	-	(766,199)

Balance at December 31, 2010	-	366	109,632	(766,199)	(656,201)	1	(656,200)

Issuance of warrant to purchase Common Stock	-	-	462,330	-	462,330	-	462,330

Proceeds from sale of Common Stock	-	51,074	51,022,536	-	51,073,610	-	51,073,610

Issuance of stock compensation	-	53	238,099	-	238,152	-	238,152

Syndication and offering costs	-	-	(6,064,489)	-	(6,064,489)	-	(6,064,489)

Net loss	-	-	-	(8,495,424)	(8,495,424)	-	(8,495,424)

Dividends to common stockholders	-	-	(1,940,078)	-	(1,940,078)	-	(1,940,078)

Balance at December 31, 2011	$-	$51,493	$43,828,030	$(9,261,623)	$34,617,900	$1	$34,617,901

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.

Consolidated Statements of Cash Flows

	Twelve months ended
	December 31, 2011	December 31, 2010
Operating activities:
Net loss	$(8,495,424)	$(766,199)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,698,305	-
Amortization expense	5,540,139	-
Deferred fee income amortization	(8,887)	-
Deferred loan cost amortization	64,479	-
Non-cash stock compensation	238,152	-
Changes in operating assets and liabilities:
(Increase) in tenant accounts receivable	(23,811)	-
Decrease (increase) in other assets	6,327	(37,300)
Increase in accounts payable and accrued expenses	340,844	15,064
Increase in accrued interest	161,020	-
Increase in security deposits	6,578	-
Increase in prepaid rents	238	-
Net cash provided by (used in) operating activities	527,960	(788,435)

Investing activities:
Investment in real estate loan	(6,000,000)	-
Deferred acquisition fee on real estate loan	(60,000)	-
Deferred real estate loan income	134,333	-
Refund (payment) of deposit on real estate investment	150,000	(150,000)
Acquisition of properties, net of cash acquired	(87,449,341)	-
Additions to real estate assets - improvements	(458,272)	-
Increase in cash held in escrow and restricted cash	(1,631)	-
Net cash used in investing activities	(93,684,911)	(150,000)

Financing activities:
Proceeds from mortgage notes payable	55,637,000	-
Payments for mortgage loan costs	(616,139)	-
Payments on revolving lines of credit	(200,000)	-
Payments on non-revolving lines of credit	(1,240,000)	-
Proceeds from revolving lines of credit	-	200,000
Proceeds from non-revolving lines of credit	434,102	805,898
Proceeds from note payable to related parties	-	465,050
Payments on note payable to related parties	(465,050)	-
Proceeds from sales of common stock, net of offering costs	46,117,663	109,998
Dividends declared and paid	(1,293,162)	-
Increase in deferred offering costs, net of non cash items	(691,718)	(620,237)
Proceeds from noncontrolling interest	-	1
Net cash provided by financing activities	97,682,696	960,710

Net increase in cash and cash equivalents	4,525,745	22,275
Cash beginning of period	22,275	-
Cash end of period	$4,548,020	$22,275

Supplemental cash flow information:
Cash paid for interest	$1,287,240	$-

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$32,486	$-
Dividends payable	$646,916	$-
Accrued and payable deferred offering costs	$701,899	$-
Other net non-cash property assets acquired	$599,341	$-

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

1.	Organization

Preferred Apartment Communities, Inc., or the Company, was formed as a Maryland corporation on September 18, 2009, and intends to elect and qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes, commencing with our tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its property acquisition strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and it may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of these properties. As a secondary strategy, the Company may acquire senior mortgage loans, subordinated loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets as determined by our manager. The Company is externally managed and advised by Preferred Apartment Advisors, LLC ("PAA"), a Delaware limited liability company and related party, or our Manager (see Note 6).

On January 26, 2010, the Company concluded a private placement of 33,333 shares of Class B Common Stock to NELL Partners, Inc., a Georgia corporation, and a related party, at a price of $3.00 per share of Class B Common Stock. In addition, on that same day the Company conducted a private placement of 3,333 shares of Class A Common Stock to NELL Partners, Inc. at a price of $3.00 per share of Class A Common Stock.

On February 22, 2011, the Company effected a change in the designation of its issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of common stock, par value $0.01 per share, or Common Stock, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, all pursuant to an amendment to the Company's charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of the Company's Common Stock as of February 22, 2011. The consolidated balance sheets and consolidated statement of equity and accumulated deficit at December 31, 2010 have been retroactively restated to reflect this change.

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

On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (registration number 333-176604) for our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Series A redeemable preferred stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our Common Stock.

The consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company controls through its sole general partner interest the Operating Partnership and plans to conduct substantially all of its business through the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of the Company and the Operating Partnership as of December 31, 2011, presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations.

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date, in accordance with ASC 805-10, Business Combinations. Acquisition costs, which include fees and expenses for due diligence, legal, environmental and consulting services, will be expensed as incurred.

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

Loans Held for Investment

The Company records its investments in real estate loans at cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Recoveries of valuation allowances are only recognized in the event of maturity or a sale or disposition in an amount above amortized cost.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash includes cash restricted by state law or contractual requirement and, as of December 31, 2011, relates primarily to tax and insurance escrows and resident security deposits.

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

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

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

Deferred Offering Costs

Deferred offering costs represent offering costs incurred by the Company related to, but prior to the issuance of equity offerings. Following the issuance, these offering costs are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised.

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

Revenue Recognition

Rental revenue is recognized when earned from residents, which is over the terms of rental agreements, typically of 13 months’ duration. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, have not been material. The Company evaluates the collectability of amounts due from residents and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements. The balance of amounts due from residents are generally deemed uncollectible 30 days beyond the due date, at which point they are written off.

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

December 31, 2011

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

Operating expenses related to unit turnover costs, such as carpet cleaning, painting, mini-blind replacements, and minor repairs are expensed as incurred.

Income Taxes

The Company intends to elect and qualify as a real estate investment trust for U.S. federal income tax purposes, commencing with its tax year ended December 31, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to qualify for treatment as a REIT.

Since the Company intends for its REIT election to be effective January 1, 2011 (See Note 11), it expects to be subject to U.S. federal and state income taxes for the period prior to that date. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

December 31, 2011

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

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification. This new standard clarifies the guidance concerning deconsolidation of a subsidiary that is in substance real estate upon the event of default of that subsidiary’s nonrecourse debt. Generally, deconsolidation of a subsidiary in this circumstance is not appropriate until the collateral is legally transferred to the lender and the indebtedness is extinguished. This guidance will be effective for annual and interim periods beginning after June 15, 2012. The Company does not expect its adoption of this guidance to have a material effect on its financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This new standard enhances the required disclosures concerning derivatives and certain other financial instruments that are either netted together and presented as one amount, or are subject to a master netting arrangement. Retrospective adoption of this guidance will be effective for annual and interim periods beginning on or after January 1, 2013. The Company does not expect its adoption of this guidance to have a material effect on its financial position or results of operations.

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. This new standard defers the effective date for the presentation requirements for reclassification adjustments into accumulated other comprehensive income by component as mandated by ASU 2011-08. This guidance as well as all other guidance from ASU 2011-08 are effective for fiscal years beginning after December 15, 2011. The Company does not expect its adoption of this guidance to have a material effect on its financial position or results of operations.

3.    Real Estate Assets

The Company acquired the following three properties which were either partly or wholly owned by parties related to the Company. The acquisition price for each property was determined pursuant to the appraisals of two independent real estate appraisers.

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

Reported revenues and expenses related to these three acquired properties are from results of operations beginning from the respective dates of acquisition through December 31, 2011.

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

The Company recorded depreciation and amortization of tangible and identifiable intangible assets as follows:

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

Twelve months ended
December 31, 2011
Depreciation:
Buildings and improvements	$1,129,835
Furniture, fixtures, and equipment	1,568,470
2,698,305
Amortization of acquired intangible assets	5,537,067
Website development costs	3,072
Total depreciation and amortization	$8,238,444

Acquired intangible assets consist of the values of leases in place, customer relationships, and above-market or below-market leases, each of which are amortized over the non-cancelable remaining average lease terms. The combined balance of acquired intangible assets for the three multifamily communities was amortized in full during 2011.

Contributions of revenues and earnings by the acquisitions of Stone Rise, Summit Crossing, and Trail Creek to the Company’s results of operations from the dates of acquisition (April 15, 2011, April 21, 2011 and April 29, 2011 for Stone Rise, Summit Crossing and Trail Creek, respectively) through December 31, 2011 were:

	Stone	Summit	Trail
	Rise	Crossing	Creek	Total
Revenues	$2,467,435	$2,607,715	$1,825,308	$6,900,458

Depreciation and amortization expense	2,543,979	3,203,627	2,487,765	8,235,371

Other expenses	1,385,894	1,627,817	1,035,534	4,049,245

Earnings	$(1,462,438)	$(2,223,729)	$(1,697,991)	$(5,384,158)

4.	Real Estate Loan

On June 30, 2011, the Company made a mezzanine loan investment of $6.0 million to Oxford Hampton Partners LLC (“Hampton Partners”), a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to the Company’s existing Trail Creek multifamily community in Hampton, Virginia. Hampton Partners was required to fully draw down the mezzanine loan on the closing date. Approximately 100% of the membership interests in Hampton Partners are owned by WRF.

The mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, the Company has an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, the Company will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end as the borrower cannot control whether the option is exercised. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. As of December 31, 2011, no additional exit fee was earned by the Company.

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

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

On February 22, 2011, the Company effected a change in the designation of its shares of Class A Common Stock, $0.01 par value per share, to shares of Common Stock, par value $0.01 per share, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, all pursuant to an amendment to the Company's charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of Common Stock as of February 22, 2011.

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

Pursuant to this amendment, a subscription by WOF for such shares of Common Stock of the Company having an aggregate value of $5.0 million replaced WOF's original subscription for shares of Class A Common Stock. On April 5, 2011, WOF purchased 500,000 shares of the Company's Common Stock pursuant to this subscription agreement.

6. Related Party Transactions

John A. Williams, the Company's Chief Executive Officer, President and Chairman of the Board of Directors and Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board of Directors, are also executive officers and directors of NELL Partners, Inc., which controls PAA, the Company’s external management company. Mr. Williams is the Chief Executive Officer and President and Mr. Silverstein is the Executive Vice President, General Counsel and Secretary of PAA.

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Chief Accounting Officer, are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of WOF. WRA is also the manager of the day-to-day operations of WRF.

The third amended and restated management agreement, or Management Agreement, between the Company, the Operating Partnership and PAA entitles PAA to receive compensation for various services it performs related to acquiring and managing properties on the Company's behalf:

		Twelve months ended
Type of Compensation	Basis of Compensation	December 31, 2011

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$928,500
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total value of assets, as adjusted	362,427
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	276,358
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	143,014

		$1,710,299

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

As of December 31, 2011, the Company owed PAA $5,164 in fees pursuant to the Management Agreement, which are included in accounts payable and accrued expenses.

In addition to property management fees, the Company incurred reimbursable expenses owed to the affiliate’s property manager at the properties of $676,413 during the twelve-month period ended December 31, 2011. These reimbursed expenses consisted of on-site personnel salary and related benefits.

PAA utilizes certain personnel of its affiliates to accomplish certain tasks related to raising capital, including, but not limited to, legal, and marketing functions. As permitted under the Management Agreement, PAA has requested reimbursement of $203,762 for the twelve-month period ended December 31, 2011. These costs are recorded as deferred offering costs until such time as closings occur on the Series A Redeemable Preferred Stock and Warrant Unit offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

In addition to the fees described above, the management agreement also entitles PAA to other potential fees, as follows:

•	Disposition fees - Based on the lesser of (A) one-half of the commission that would be reasonable and customary; and (B) 1% of the sale price of the asset
•	Construction, development, and landscaping fees - Customary and competitive market rates in light of the size, type and location of the asset
•	Special limited partnership interest - 15% of distributions from the sale of an asset and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during either of the twelve-month periods ended December 31, 2011 or 2010.

See note 8 for a discussion of activity related to lines of credit the Company entered into with WOF.

7. Dividends

The Company’s dividend activity for the twelve-month period ended December 31, 2011 consisted of:

Declaration date	Dividend per share of Common Stock	Record date	Payment date	Total amount paid

5/5/2011	$0.125	6/30/2011	7/15/2011	$646,487
8/4/2011	0.125	9/30/2011	10/17/2011	646,675
11/10/2011	0.125	12/30/2011	1/17/2012	646,916

	$0.375			$1,940,078

Dividend income to holders of the Company’s Common Stock is generally characterized as ordinary income, capital gains, or a return of capital. All dividend income distributed by the Company for the twelve-month period ended December 31, 2011 consisted of return of capital for federal income tax purposes for the recipients.

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

8. Lines of Credit

On October 12, 2010, the Company entered into a $1.0 million unsecured non-revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was increased to $1.25 million and the maturity date was extended to April 30, 2011. The line was to be used to fund approved expenses incurred by the Company such as organization, offering and property acquisition expenses. The line had an interest rate of 4.25% per annum. For the twelve-month period ended December 31, 2011, the Company incurred interest of $10,758 on this instrument. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.

On October 12, 2010, the Company entered into a $1.0 million unsecured revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was reduced to $750,000 and the maturity date was extended to April 30, 2011. The line was only to be used to fund certain approved deposits and escrows related to the acquisition of real estate projects and related financings. The line had an interest rate of 4.25% per annum. For the twelve-month period ended December 31, 2011, the Company incurred interest of $880 on this instrument. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF. As of December 31, 2011, the Company had no outstanding lines of credit.

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

Restricted Stock Grant

On April 5, 2011, the Company granted a total of 26,000 shares of restricted stock to its non-employee board members, in payment of their annual retainer fees. The Company generally recognizes the fair value per share for restricted stock grants as the closing price on the grant date. The fair value per share was deemed to be $10.00 per share (the IPO offering price) by board resolution. Compensation cost in the amount of $260,000 will be recognized on a straight-line basis over the vesting period, which ends on the first anniversary of the grant date. The shares of restricted stock were immediately eligible to receive dividends at the grant date.

For the twelve-month period ended December 31, 2011, stock compensation expense for these grants was $193,041 and is included in other expense on the consolidated statement of operations. Unrecognized compensation expense for this restricted stock grant was $66,959 and all 26,000 unvested shares were outstanding at December 31, 2011.

Directors’ Stock Grants

The Company made the following grants of Common Stock to its non-employee board members, in payment of their meeting fees. Each of these awards vested immediately and the total compensation cost was recorded in full at each grant date. The per-share fair values of these stock grants approximate the closing market price of the Company’s Common Stock on the grant dates.

Date of issuance	Number of shares	Per-share fair value	Compensation cost

5/5/2011	1,872	9.62	$18,009
8/4/2011	1,500	7.99	$11,985
11/9/2011	1,926	6.00	$11,556

	5,298		$41,550

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

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

Class B Units

On December 30, 2011, pursuant to its Third Amended and Restated Agreement of Limited Partnership of the Partnership, the Company granted for 2011, 107,164 Class B Units, representing ownership interests in the Operating Partnership, to certain of its executive officers. The Class B Units become Vested Class B Units at the Initial Valuation Date, which is one year from the date of grant. On the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase of at least $650,000, the Vested Class B Units become Earned Class B Units, automatically convert into Class A Units of the Operating Partnership and which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock of the Company on a one-to-one basis at the option of the holder. Vested Class B Units may become Earned Class B Units on a pro-rata basis should the result of the market capitalization test be an increase of less than $650,000. Any Vested Class B Units that do not become Earned Class B Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B Units become Earned Class B Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B Units to qualify to become fully Earned Class B Units. The fair value of the grant of the Class B Units was determined to be $4.48 per unit, with a total value of $479,559. Because of the market condition determining the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair value, which will be amortized as compensation expense over the one-year period beginning on the grant date through the Initial Valuation Date. For the twelve-month period ended December 31, 2011, stock compensation expense for these grants was $3,562 and is included in other expense on the consolidated statement of operations. Unrecognized compensation expense for this restricted stock grant as of December 31, 2011 was $475,997 and all 107,164 unvested Class B Units were outstanding at December 31, 2011.

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

The underlying valuation assumptions for the Class B Units were:

Dividend yield	8.7%
Expected volatility	35.29%
Risk-free interest rate	2.73%

Derived service period (years)	1

The expected dividend yield assumption was derived from the Company’s closing price of its Common Stock on the grant date and its projected future quarterly dividend payments of $0.13 per share.

Since the Company has a limited amount of operating history in the public equity market, the expected volatility assumption was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry that most closely approximate the Company’s size, capitalization, leverage, line of business and geographic focus markets.

The risk-free rate assumption was obtained from the Federal Reserve yield table and is the interpolated rate between the 20 and 30 year yield percentages on U. S. Treasury securities on December 30, 2011.

Since the likelihood of attainment of the market condition for the Class B Units to become earned is believed to be high and the vesting period is relatively short (1 year), the forfeiture rate assumption for these Class B Units was set to 0%.

Since the Class B Units have no expiration date, a derived service period of 1 year was utilized, which equals the period of time from the grant date to the initial valuation date.

10. Debt

Note Payable

On September 2, 2010, the Company borrowed $465,050 from WOF through the issuance of a promissory note. The note had an interest rate of 4.25% per annum and had a maturity date of April 30, 2011. The proceeds were used to reimburse the Manager and its affiliates for organizational, offering, acquisition and due diligence expenses. On April 5, 2011, the Company paid off this note in conjunction with the closing of the IPO and the private placement with WOF. For the twelve-month period ended December 31, 2011, the Company incurred interest on this note of $5,090.

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

	Acquisition date	Principal balance at December 31, 2011	Interest rate	Interest expense Twelve months ended December 31, 2011

Stone Rise	4/15/2011	$19,500,000	1 month LIBOR + 2.77%	$420,912
Summit Crossing	4/21/2011	20,862,000	Fixed 4.71%	696,009
Trail Creek	4/29/2011	15,275,000	1 month LIBOR + 2.80%	316,434
Total		$55,637,000		$1,433,355

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

Variable, all-in, monthly interest rates are capped at 7.25% and 6.85% for Stone Rise and Trail Creek, respectively. LIBOR was 0.295% on December 31, 2011. Based upon this rate, the Company’s estimated future principal payments due on its debt instruments as of December 31, 2011 were:

Period	Future principal payments
2012	$-
2013	-
2014	602,623
2015	1,062,820
2016	1,101,636
thereafter	52,869,921

Total	$55,637,000

11. Income Taxes

The Company intends to elect to be taxed as a REIT effective January 1, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date.  The election will be made in 2012 with the filing of the REIT's December 31, 2011 federal tax return.  For the period preceding this election date, the Company's operations resulted in a net operating loss (NOL) when the company was taxed as a C corporation.  Generally, a NOL can  be carried forward and utilized for 20 years; thus the NOL would expire in 2030. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain.  Because the Company acquired all of its real estate assets after the effective date of the REIT election and, as such will have no "built in gains" on its real estate assets, it is anticipated that the NOL will not be utilized prior to fully expiring. Since these deferred tax assets will most likely not be used once the Company elects REIT status, management has determined that a 100% valuation allowance is appropriate for the period ended December 31, 2011.

12. Commitments and Contingencies

The Company is not currently subject to any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

13. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

	Twelve months ended:
	December 31, 2011	December 31, 2010
Numerator:

Consolidated net loss	$(8,495,424)	$(766,199)

Net loss attributable to non-controlling interests	-	-

Earnings attributable to unvested restricted shares (See Note A below)	(9,750)	-

Net loss attributable to the Company's stockholders	$(8,505,174)	$(766,199)

Denominator:

Weighted average number of shares of Common Stock - basic	3,822,303	36,666

Effect of dilutive securities:

Warrant (See Note B below)	-	-

Weighted average number of shares of Common Stock - diluted	3,822,303	36,666

Loss per weighted average share - basic and diluted	$(2.23)	$(20.90)

(A) The Company's unvested restricted share awards contain non forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses to date the cumulative dividends declared as of December 31, 2011 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities. The Company’s unvested Class B Units are not entitled to dividends or distributions as of December 31, 2011 and are therefore excluded from this calculation.

(B) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company on March 31, 2011 as well as 107,164 Class B Units issued by the Company on December 30, 2011 were excluded from the diluted shares calculation because the effect was antidilutive.

14. Select Quarterly Financial Data

Quarterly financial information for 2011 and 2010 was as follows:

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

	Three months ended:
	3/31/2011	6/30/2011	9/30/2011	12/31/2011

Revenues	$-	$1,878,271	$2,633,628	$2,638,804
Operating loss	-	(3,309,717)	(2,069,051)	(692,635)
Net loss	(433,233)	(3,980,615)	(2,900,704)	(1,180,873)
Less: consolidated net loss attributable to non-controlling interests	-	-	-	-
Net loss attributable to the Company	(433,233)	(3,980,615)	(2,900,704)	(1,180,873)
Net loss per share, basic and diluted	$(11.82)	$(0.81)	$(0.56)	$(0.23)

Weighted average shares outstanding, basic and diluted	36,666	4,886,486	5,146,845	5,148,488

	Three months ended:
	3/31/2010	6/30/2010	9/30/2010	12/31/2010

Revenues	$-	$-	$-	$-
Operating loss	-	-	(330,985)	(420,150)
Net loss	-	-	(332,555)	(433,644)
Less: consolidated net loss attributable to non-controlling interests	-	-	-	-
Net loss attributable to the Company	-	-	(332,555)	(433,644)
Net loss per share, basic and diluted	$-	$-	$(9.07)	$(11.83)

Weighted average shares outstanding, basic and diluted	26,481	36,666	36,666	36,666

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results, assuming the acquisitions of Stone Rise, Summit Crossing, and Trail Creek were hypothetically completed on January 1, 2010 were:

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

	Twelve months ended:
	December 31, 2011	December 31, 2010
Pro forma:
Revenue	$10,081,482	$9,050,461
Amortization of intangibles	-	(5,537,067)
Depreciation expense	(3,199,126)	(3,979,871)
Acquisition costs	(811,932)	(1,047,733)
Organization costs	(172,395)	(150,804)
Property operating expenses	(4,121,777)	(3,741,535)
Other expenses	(3,232,237)	(2,979,313)

Net loss	$(1,455,985)	$(8,385,862)

Pro forma basic and diluted loss per share	$(0.30)	$(1.97)
Pro Forma weighted average outstanding shares, basic and diluted	4,859,408	4,257,282

Since the Company commenced operations with its IPO on April 5, 2011, pro forma adjustments have been made to corporate general and administrative expenses for the twelve-month periods ended December 31, 2011 and 2010. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2010, nor should they be interpreted as expectations of future results.

16. Fair Values of Financial Instruments

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

The following table provides disclosure on the fair value of the Company’s other financial instruments, which include mortgage notes collateralized only by the three acquired apartment communities, and the real estate loan investment:

			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate related loan	$6,000,000	$6,490,022	$-	$-	$6,490,022
Financial Liabilities:
Mortgage notes payable	$55,637,000	$56,728,053	$-	$-	$56,728,053

The fair values of these instruments were calculated using discounted cash flow valuation methodologies and are based upon unobservable (Level 3) assumption inputs, which included fixed-rate yield index data and spread quotes as of December 31, 2011.

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2011

17.	Subsequent Events

On January 3, 2012, pursuant to its Third Amended and Restated Agreement of Limited Partnership of the Partnership, the Company granted for 2012, 106,988 Class B Units, representing ownership interests in the Operating Partnership, to certain of its executive officers for service to be rendered during 2012. The Class B Units become Vested Class B Units at the Initial Valuation Date, which is one year from the date of grant. On the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase of at least $650,000, the Vested Class B Units become Earned Class B Units, which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock on a one-to-one basis. Vested Class B Units may become Earned Class B Units on a pro-rata basis should the result of the market capitalization test be an increase of less than $650,000. Any Vested Class B Units that do not become Earned Class B Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B Units become Earned Class B Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event. Continuous service through the final valuation date is required for the Vested Class B Units to qualify to become fully earned Class B Units.

The fair value of the grant of Class B Units were determined to be $4.49 per unit, with a total value of $479,841. Because of the market condition determining the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation model was utilized to calculate the total fair value, which will be amortized as compensation expense over the one-year period beginning on the grant date through the Initial Valuation Date.

On February 2, 2012, the Company granted 2,988 shares of Common Stock to its non-employee board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $6.12 and the total compensation cost of $18,287 was recorded in full at that date.

On February 2, 2012, the Company declared a quarterly dividend on its Common Stock of $0.13 per share. The dividend is payable on April 16, 2012 to all holders of Common Stock of record as of March 30, 2012.

In March 2012, the Company entered into a license agreement with our Manager, with the Company as licensee with respect to all intellectual property of the Manager other than trademarks. The license agreement will terminate automatically in the event of the termination of the Third Amended and Restated Management Agreement, or upon a material breach of the license agreement that remains uncured for more than 30 days after receipt of notice of such breach. Also in March 2012, our Manager entered into a trademark assignment and license agreement with the Company as licensee with respect to our Manager’s trademarks that had achieved federal registration status on substantially similar terms as the initial intellectual property license agreement. The trademark license agreement may be terminated by either party with 30 days’ written notice. In such an event, the Company would immediately forfeit the rights to any trademark covered by the agreement.

Schedule III

Preferred Apartment Communities, Inc.

Real Estate Investments and Accumulated Depreciation

December 31, 2011

						Costs
						Capitalized	Gross Amount at Which Carried
				Initial Costs		Subsequent	at Close of Period							Depreciable
	Location		Related		Building and	To		Building and	Construction		Accumulated	Date of	Date	Lives -
	(MSA)	Description	Ecumbrances	Land	Improvements	Acquisition	Land	Improvements	in Progress	Total (1)	Depreciation	Construction	Acquired	Years

Stone Rise	Philadelphia, PA	Apartments	$19,500,000	$6,950,000	$21,456,450	$68,539	$6,950,000	$21,524,989	$3,453	$28,478,442	$(800,429)	11/2008	4/15/2011	5 - 40
Summit Crossing	Atlanta, GA	Apartments	20,862,000	3,450,000	27,704,648	143,873	3,450,000	27,848,521	-	31,298,521	(1,158,275)	9/2007	4/21/2011	5 - 40
Trail Creek	Hampton, VA	Apartments	15,275,000	2,652,000	19,099,835	187,968	2,652,000	19,287,803	64,425	22,004,228	(739,600)	4/2007	4/29/2011	5 - 40
Total			$55,637,000	$13,052,000	$68,260,933	$400,380	$13,052,000	$68,661,313	$67,877	$81,781,190	$(2,698,305)

(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $88,900,707 at December 31, 2011.

A summary of activity for real estate investment and accumulated depreciation is as follows:

2011
Real estate investments
Balance at the beginning of the year	$-
Acquisitions	81,312,933
Improvements	400,380
Construction in progress	67,877
Balance at the end of the year	$81,781,190

Accumulated Depreciation
Balance at the beginning of the year	$-
Depreciation (a)	(2,698,305)
Balance at the end of the year	$(2,698,305)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Schedule IV

Preferred Apartment Communities, Inc.

Mortgage Loans on Real Estate

December 31, 2011

	Location (MSA)	Description	Interest Rate (1)	Final Maturity Date	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount of Mortgage	Carrying Amount of Mortgage (4)

Trail Creek	Hampton, VA	Mezzanine construction loan	8.0%	6/29/2016	Fixed rate, interest only, payable monthly	$10,000,000	$6,000,000	$6,000,000

(1) Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600. If the property is sold to, or refinanced by, a third party before July 1, 2014, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then we will be entitled to receive an exit fee equal to the amount required to provide us with a 12% cumulative internal rate of return on the loan.

(2) We will accrue an additional amount necessary to equal at least a 12% internal rate of return, after consideration of net loan and loan commitment fees of $74,333 received for originating the loan. As of December 31, 2011, we had accrued no additional exit fee.

(3) Senior construction loan held by an unrelated third party.

(4) The aggregate cost for Federal income tax purposes was $6,000,000 at December 31, 2011.

2011
Mortgage loans
Balance at the beginning of the year	$-
Originations	6,000,000
Balance at the end of the year	$6,000,000

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit
No.	Reference	Description
1.1	(18)	Dealer Manager Agreement
1.2	(16)	Form of Soliciting Dealer Agreement
3.1	(2)	Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(2)	Third Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(18)	Third Amended and Restated Agreement of Limited Partnership of Preferred Apartment Communities Operating Partnership, L.P.
4.2	(16)	Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(1)	Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.4	(16)	Form of Subscription Agreement, included as Appendix B to the prospectus
4.5	(15)	Warrant to Purchase Common Stock issued to International Assets Advisory, LLC, dated March 31, 2011
4.6	(16)	Form of Global Warrant Certificate
4.7	(1)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Preferred Apartment Communities Operating Partnership, L.P.
10.1	(3)	Third Amended and Restated Management Agreement, dated May 13, 2011, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC
10.2	(2)	The Company’s 2011 Stock Incentive Plan
10.3	(4)	Trademark License and Assignment Agreement dated September 17, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
10.4	(5)	Contract of Purchase and Sale, dated September 29, 2010, between Preferred Apartment Communities, Inc. and Oxford Rise Partners LLC and Williams Opportunity Fund, LLC
10.5	(5)	Contract of Purchase and Sale, dated September 29, 2010, between Preferred Apartment Communities, Inc. and Oxford Summit Development LLC and Williams Realty Fund I, LLC
10.6	(6)	Assignment and Assumption of Purchase and Sale Agreement, dated October 19, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Communities Operating Partnership, L.P. (Oxford Rise)
10.7	(6)	Assignment and Assumption of Purchase and Sale Agreement, dated October 19, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Communities Operating Partnership, L.P. (Oxford Summit)
10.8	(2)	Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.9	(7)	First Amendment to Contract of Purchase and Sale, dated December 14, 2010, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Rise Partners LLC and Williams Opportunity Fund, LLC (Oxford Rise)
10.10	(7)	First Amendment to Contract of Purchase and Sale, dated December 14, 2010, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Summit Development, LLC, and Williams Realty Fund I, LLC (Oxford Summit)
10.11	(8)	Second Amendment to Contract of Purchase and Sale, dated December 28, 2010, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Rise Partners LLC and Williams Opportunity Fund, LLC (Oxford Rise)
10.12	(8)	Second Amendment to Contract of Purchase and Sale, dated December 28, 2010, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Summit Development, LLC, and Williams Realty Fund I, LLC (Oxford Summit)
10.13	(2)	Third Amendment to Contract of Purchase and Sale, dated February 15, 2011, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Rise Partners LLC and Williams Opportunity Fund, LLC (Oxford Rise)
10.14	(2)	Third Amendment to Contract of Purchase and Sale, dated February 15, 2011, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Summit Development, LLC and Williams Realty Fund I, LLC (Oxford Summit)
10.15	(9)	Fourth Amendment to Contract of Purchase and Sale, dated March 25, 2011, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Rise Partners LLC and Williams Opportunity Fund, LLC (Oxford Rise)
10.16	(9)	Fifth Amendment to Contract of Purchase and Sale, dated March 25, 2011, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Rise Partners LLC and Williams Opportunity Fund, LLC (Oxford Rise)

10.17	(9)	Fourth Amendment to Contract of Purchase and Sale, dated March 25, 2011, between Preferred Apartment Communities Operating Partnership, L.P., as assignee of Preferred Apartment Communities, Inc., and Oxford Summit Development, LLC and Williams Realty Fund I, LLC (Oxford Summit)
10.18	(10)	Form of Indemnification Agreement
10.19	(3)	Purchase and Sale Agreement, dated as of December 16, 2010, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
10.20	(3)	Reinstatement and First Amendment to Purchase and Sale Agreement, dated as January 6, 2011, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
10.21	(3)	Reinstatement and Second Amendment to Purchase and Sale Agreement, dated as April 6, 2011, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
10.22	(11)	Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of April 15, 2011, between Stone Rise Apartments, LLC and Jones Lang LaSalle, L.L.C.
10.23	(11)	Multifamily Note dated as of April 15, 2011, by Stone Rise Apartments, LLC in favor of Jones Lang LaSalle, L.L.C.
10.24	(12)	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement dated as of April 21, 2011, between PAC Summit Crossing, LLC and Prudential Multifamily Mortgage, Inc.
10.25	(12)	Multifamily Note dated as of April 21, 2011, by PAC Summit Crossing, LLC in favor of Prudential Multifamily Mortgage, Inc.
10.26	(13)	Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated as of April 29, 2011, between Trail Creek Apartments, LLC and Jones Lang LaSalle, L.L.C.
10.27	(13)	Multifamily Note dated as of April 29, 2011, by Trail Creek Apartments, LLC in favor of Jones Lang LaSalle, L.L.C.
10.28	(14)	Note in the amount of $6,000,000 dated as of June 30, 2011 by Oxford Hampton Partners LLC to Trail Creek Mezzanine Lending, LLC
10.29	(14)	Mezzanine Loan Agreement dated as of June 30, 2011 among Oxford Hampton Partners LLC and Trail Creek Mezzanine Lending, LLC
10.30	(14)	Purchase Option Agreement dated as of June 30, 2011 by and between Oxford Hampton Partners LLC and Trail Creek Mezzanine Lending, LLC
10.31	(18)	Subscription Escrow Agreement, between Preferred Apartment Communities, Inc. and UMB Bank, N.A.
10.32	(16)	First Amendment to Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.33	(20)	Form of Preferred Apartment Communities, Inc. 2011 Class B Unit Award Agreement
10.34	(21)	Form of Preferred Apartment Communities, Inc. 2012 Class B Unit Award Agreement
10.35	(1)	Intellectual Property Assignment and License Agreement between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.36	(1)	Trademark License Agreement between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.37	(1)	Trademark Assignment between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
12.1	(1)	Statement of Computation of Ratios
21	(1)	Subsidiaries of Preferred Apartment Communities, Inc.
31.1	(1)	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)	XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2011, formatted in XBRL: (i) Consolidated balance sheets at December 31, 2011 and December 31, 2010, (ii) consolidated statements of operations for the years ended December 31, 2011 and December 31, 2010, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	Filed herewith
(2)	Previously filed with the Pre-effective Amendment No. 6 to Form S-11 Registration Statement (Registration No. 333-168407) filed by the Registrant with the Securities and Exchange Commission on March 4, 2011
(3)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 16, 2011
(4)	Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No. 333-168407) filed by the Registrant with the Securities and Exchange Commission on October 4, 2010

(5)	Previously filed with the Pre-effective Amendment No. 3 to Form S-11 Registration Statement (Registration No. 333-168407) filed by the Registrant with the Securities and Exchange Commission on December 14, 2010
(6)	Previously filed with the Pre-effective Amendment No. 2 to Form S-11 Registration Statement (Registration No. 333-168407) filed by the Registrant with the Securities and Exchange Commission on November 17, 2010
(7)	Previously filed with the Pre-effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-168407) filed by the Registrant with the Securities and Exchange Commission on December 20, 2010
(8)	Previously filed with the Pre-effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-168407) filed by the Registrant with the Securities and Exchange Commission on January 26, 2011
(9)	Previously filed with the Pre-effective Amendment No. 9 to Form S-11 Registration Statement (Registration No. 333-168407) filed by the Registrant with the Securities and Exchange Commission on March 29, 2011
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 7, 2011
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 21, 2011
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 27, 2011
(13)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2011
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 7, 2011
(15)	Previously filed with the Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on September 1, 2011
(16)	Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on November 2, 2011
(17)	Previously filed with the Pre-effective Amendment No. 2 to Form S-11 Registration Statement (Registration No. 333-176604) filed by the Registrant with the Securities and Exchange Commission on November 17, 2011
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 25, 2011
(19)	Previously filed with the Pre-effective Amendment No. 1 to Post-Effective Amendment No. 1 to Form S-11 Registration Statement (Registration No. 333-176604) filed by the Registrant with the Securities and Exchange Commission on March 7, 2012
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2012
(21)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 15, 2012	By:	/s/ John A. Williams
John A. Williams
President and Chief Executive Officer

Date: March 15, 2012	By:	/s/ Michael J. Cronin
Michael J. Cronin
Chief Accounting Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Williams	President, Chief Executive Officer and Chairman of the Board	March 15, 2012
John A. Williams	(Principal Executive Officer)

/s/ Leonard A. Silverstein	Executive Vice President, General Counsel, Secretary and Vice	March 15, 2012
Leonard A. Silverstein	Chairman of the Board

/s/ Michael J. Cronin	Chief Accounting Officer and Treasurer	March 15, 2012
Michael J. Cronin	(Principal Accounting Officer and Princial Financial Officer)

/s/ William F. Leseman	Executive Vice President - Property Management	March 15, 2012
William F. Leseman

/s/ Steve Bartkowski	Director	March 15, 2012
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 15, 2012
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 15, 2012
Daniel M. DuPree

/s/ Howard A. McLure	Director	March 15, 2012
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 15, 2012
Timothy A. Peterson

