Form 10-Q
period 2012-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2012-05-11
CIK 1481832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, as of May 7, 2012 was 5,178,313.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011

Assets

Real estate
Land	$13,052,000	$13,052,000
Building and improvements	60,273,282	60,268,867
Furniture, fixtures, and equipment	8,610,633	8,392,446
Construction in progress	3,023	67,877
Gross real estate	81,938,938	81,781,190
Less: accumulated depreciation	(3,674,555)	(2,698,305)
Net real estate	78,264,383	79,082,885
Real estate loan	6,000,000	6,000,000
Total real estate and real estate loan, net	84,264,383	85,082,885

Cash and cash equivalents	5,237,372	4,548,020
Restricted cash	615,198	567,346
Note receivable	650,000	-
Tenant receivables, net of allowance of $22,291 and $15,924	26,001	23,811
Deferred loan costs, net of amortization of $85,973 and $64,480	530,167	551,660
Deferred offering costs	1,724,457	1,388,421
Other assets	442,539	303,397

Total assets	$93,490,117	$92,465,540

Liabilities and equity

Liabilities
Mortgage notes payable	$55,637,000	$55,637,000
Accounts payable and accrued expenses	928,606	1,158,530
Accrued interest payable	175,247	176,084
Dividends payable	673,899	646,916
Security deposits and prepaid rents	274,855	163,663
Deferred income	76,600	65,446
Total liabilities	57,766,207	57,847,639

Commitments and contingencies (Note 14)

Equity
Stockholder’s equity
Series A Redeemable Preferred Stock, $0.01 par value per share;
150,000 shares authorized; 2,155 and 0 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	22	-
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
5,152,313 and 5,149,325 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	51,523	51,493
Additional paid in capital	45,410,624	43,828,030
Accumulated deficit	(9,738,260)	(9,261,623)
Total stockholders’ equity	35,723,909	34,617,900
Non-controlling interest	1	1
Total equity	35,723,910	34,617,901

Total liabilities and equity	$93,490,117	$92,465,540

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Revenues:
Rental revenues	$2,231,722	$-
Other property revenues	264,181	-
Interest income on loan and note receivable	138,998	-
Total revenues	2,634,901	-

Operating expenses:
Property operating and maintenance	564,754	-
Property management fees	100,013	-
Real estate taxes	182,240	-
General and administrative	44,327	-
Depreciation and amortization	977,402	-
Acquisition costs	912	219,716
Organizational costs	-	87,300
Insurance	43,945	-
Professional fees	83,182	44,511
Other	36,383	3,797
Total operating expenses	2,033,158	355,324

Operating income (loss)	601,743	(355,324)

Management fees	180,555	-
Insurance	41,377	62,000
Interest expense	538,075	15,909
Equity compensation to directors and executives	319,580	-
Other income	(1,207)	-
Net loss	(476,637)	(433,233)

Less consolidated net loss attributable
to non-controlling interests	-	-

Net loss attributable to the Company	(476,637)	(433,233)

Dividends to preferred stockholders	(718)	-

Net loss attributable to common stockholders	$(477,355)	$(433,233)

Net loss per share of Common Stock,
basic and diluted	$(0.09)	$(11.82)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	5,151,164	36,666

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Equity and Accumulated Deficit
For the three months ended March 31, 2012 and March 31, 2011
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Non Controlling Interest	Total Equity (Deficit)

Balance at December 31, 2011	$-	$51,493	$43,828,030	$(9,261,623)	$34,617,900	$1	$34,617,901

Issuance of stock compensation	-	30	319,550	-	319,580	-	319,580

Issuance of Units	22	-	2,154,978	-	2,155,000	-	2,155,000

Syndication and offering costs	-	-	(218,035)	-	(218,035)	-	(218,035)

Net loss	-	-	-	(476,637)	(476,637)	-	(476,637)

Dividends to preferred stockholders	-	-	(718)	-	(718)	-	(718)

Dividends to common stockholders	-	-	(673,181)	-	(673,181)	-	(673,181)

Balance at March 31, 2012	$22	$51,523	$45,410,624	$(9,738,260)	$35,723,909	$1	$35,723,910

Balance at December 31, 2010	$-	$366	$109,632	$(766,199)	$(656,201)	$1	$(656,200)

Issuance of warrant to purchase Common Stock	-	-	462,330	-	462,330	-	462,330

Net loss	-	-	-	(433,233)	(433,233)	-	(433,233)

Balance at March 31, 2011	$-	$366	$571,962	$(1,199,432)	$(627,104)	$1	$(627,103)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Operating activities:
Net loss	$(476,637)	$(433,233)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation expense	976,251	-
Amortization expense	1,151	-
Deferred fee income amortization	(5,121)	-
Deferred loan cost amortization	21,493	-
Non-cash stock compensation	319,580	-
Changes in operating assets and liabilities:
(Increase) in tenant accounts receivable	(2,190)	-
(Increase) in other assets	(140,292)	(6,746)
(Increase) in due from related party	-	(7,278)
Increase in accounts payable	106,529	310,920
(Decrease) increase in accrued interest	(837)	13,651
Increase in security deposits	5,343	-
Increase in prepaid rents	105,849	-
Increase in deferred income	16,275	-
Net cash provided by (used in) operating activities	927,394	(122,686)

Investing activities:
Promissory note issued	(650,000)	-
Refund of deposit on real estate investment	-	150,000
Additions to real estate assets - improvements	(156,545)	-
Increase in cash held in escrow and restricted cash	(47,852)	-
Net cash (used in) provided by investing activities	(854,397)	150,000

Financing activities:
Proceeds from sales of Units, net of offering costs	1,955,662	-
Payments on revolving lines of credit	-	(147,741)
Proceeds from non-revolving lines of credit	-	434,102
Dividends declared and paid	(646,916)	-
Payments for deferred offering costs, net of non cash items	(692,391)	(333,412)
Net cash provided by (used in) financing activities	616,355	(47,051)

Net increase (decrease) in cash and cash equivalents	689,352	(19,737)
Cash beginning of period	4,548,020	22,275
Cash end of period	$5,237,372	$2,538

Supplemental cash flow information:
Cash paid for interest	$514,538	$2,259

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$33,623	$-
Dividends payable - common	$673,181	$-
Dividends payable - preferred	$718	$-
Accrued and payable deferred offering costs	$370,476	$1,848,541
Issuance of common stock warrant	$-	$462,330
Reclass of offering costs from deferred asset to equity	$25,139	$-

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

1.	Organization

Preferred Apartment Communities, Inc., or the Company, was formed as a Maryland corporation on September 18, 2009, and intends to elect and qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes, commencing with our tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its property acquisition strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of these properties. As a secondary strategy, we also may acquire senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of our total assets in other real estate related investments, as determined by our Manager (as defined below) as appropriate for us. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or our Manager, a Delaware limited liability company and related party (see Note 8).

On February 22, 2011, the Company effected a change in the designation of its issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of common stock, par value $0.01 per share, or Common Stock, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, $0.01 par value per share, all pursuant to an amendment to the Company’s charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of Common Stock as of February 22, 2011. The consolidated statement of equity and accumulated deficit for the three-month period ended March 31, 2011 has been retroactively restated to reflect this change.

The Company completed its initial public offering, or IPO, on April 5, 2011. The IPO resulted in the sale of 4,500,000 shares of Common Stock at a price per share of $10.00, generating gross proceeds of $45.0 million. The aggregate proceeds to the Company, net of underwriters’ discounts and commissions and other offering costs, were approximately $39.8 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, or Securities Act, the Company sold 500,000 shares of its Common Stock to the Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for gross proceeds to the Company of $5 million. Aggregated estimated offering expenses in connection with the private placement were approximately $297,700. WOF is an affiliate of the Company and its Manager.

On May 4, 2011, in conjunction with the IPO, the Company issued and sold 107,361 shares of Common Stock at $10.00 per share pursuant to the underwriters’ exercise of their over-allotment option, for gross proceeds of approximately $1.1 million. After deducting underwriters’ commissions and offering expenses, net proceeds to the Company from the over-allotment option were approximately $1.0 million.

The consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company controls the Operating Partnership through its sole general partner interest and plans to conduct substantially all of its business through the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership as of March 31, 2012, presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company’s financial condition and results of operations. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

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

Loans Held for Investment

The Company records its investments in real estate loans at cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Recoveries of valuation allowances are only recognized in the event of maturity or a sale or disposition in an amount above carrying value. See the ‘Revenue Recognition’ section of this note for other loan-related policy disclosures required by ASC 310-10-50-6.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash includes cash restricted by state law or contractual requirement and, as of March 31, 2012, relates primarily to tax and insurance escrows and resident security deposits.

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

Deferred Loan Costs

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

Deferred loan costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness.

Deferred Offering Costs

Deferred offering costs represent offering costs incurred by the Company related to, but prior to the effective date of pending equity offerings. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of Units, consisting of one share of Series A Redeemable Preferred Stock and one warrant to purchase 20 shares of Common Stock, or Units, generally closes on a monthly basis in variable amounts. Associated offering costs are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units issued to the maximum number of Units that may be issued.

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

Redeemable Preferred Stock

Shares of the Company’s Series A redeemable preferred stock, or Preferred Stock, issued in conjunction with the Company’s Unit offering (as defined in note 7) are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to redeem any shares of Preferred Stock in either Common Stock or cash at its option. Therefore, the Company records Preferred Stock as a component of permanent stockholders’ equity.

Revenue Recognition

Rental revenue is recognized when earned from residents, which is over the terms of rental agreements, typically of 13 months’ duration. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, have not been material. The Company evaluates the collectability of amounts due from residents and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements. The balance of amounts due from residents are generally deemed uncollectible 30 days beyond the due date, at which point they are fully reserved.

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

Promotional fees received from service providers at the Company’s properties are deferred and recognized on a straight-line basis over the term of the agreement.

The PAC Rewards program, implemented in the first quarter of 2012, allows residents to accumulate reward points on a monthly basis for actions such as resident referrals and making rent payments online. A resident must rent a PAC apartment for at least 14 months before reward points may be redeemed for services and upgrades to a resident’s unit. The Company accrues a liability for the estimated cost of these future point redemptions, net of a 35% breakage fee, which is the Company’s estimate of rewards points that will not be redeemed. In accordance with Staff Accounting Bulletin 13.A.3c, the Company deems its obligations under PAC Rewards as inconsequential to the delivery of services according to the lease terms. Therefore, the expense related to the PAC Rewards Program is included in property operating and maintenance expense on the consolidated statements of operations.

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

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

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

Income Taxes

The Company intends to elect and qualify as a REIT for U.S. federal income tax purposes, commencing with its tax year ended December 31, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to qualify for treatment as a REIT.

Since the Company intends for its REIT election to be effective as of January 1, 2011 (See Note 13), it expects to be subject to U.S. federal and state income taxes for the period prior to that date. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding plus potentially dilutive securities such as share grants or warrants. No adjustment is made for potential Common Stock equivalents that are anti-dilutive during the period.

Recent Adoption of Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The substantive changes in this new guidance require the application of a premium or discount in valuing an instrument that is absent Level 1 inputs, when a market participant would apply such a factor in valuing an instrument. The guidance also enhances disclosure requirements: (i) for fair values of Level 3 assets, the valuation process used for those assets and the sensitivity of those calculations to changes in the amount of unobservable inputs; (ii) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use when that asset is measured at fair value in the statement of financial position; and (iii) the categorization by level within the fair value hierarchy of items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this guidance did not have a material effect on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This new guidance removes the option of presenting elements of other comprehensive income within the statements of changes to stockholders’ equity. Instead, the total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011, with retrospective application required. Our adoption of this guidance did not have a material effect on our financial position or results of operations.

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

The Company allocated the purchase prices of the three properties to the acquired assets and liabilities based upon their fair values, as follows:

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

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

The Company recorded depreciation and amortization of tangible and intangible assets as follows:

Three months ended
March 31, 2012
Depreciation:
Buildings and improvements	$411,800
Furniture, fixtures, and equipment	564,451
976,251
Amortization:
Website development costs	1,151
Total depreciation and amortization	$977,402

The intangible assets recognized in conjunction with the acquisitions of the three properties were amortized in full during 2011.

4.	Real Estate Loan

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

The mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, the Company has an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, the Company will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end as the borrower cannot control whether the option is exercised. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. As of March 31, 2012, the Company earned approximately $13 thousand of additional exit fee income.

If the Company exercises the purchase option and acquires the property, any accrued and unpaid exit fee will be treated as additional basis in the acquired project.

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

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

In connection with the closing of the mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. The Company paid an acquisition fee of $60,000 to its Manager out of these funds. The net fees received by the Company are recognized as an adjustment of yield over the term of the loan using the effective interest method. For the three-month period ended March 31, 2012, the Company recorded $4,308 in accrued interest income from this transaction.

5.	Note Receivable

On March 26, 2012, the Company made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bears interest at 15% per annum and interest only payments are due beginning May 1, 2012, and continuing on a monthly basis until the maturity date of September 30, 2012. Oxford may prepay the loan at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by a personal guaranty of repayment issued by the principals of Oxford. For the three-month period ended March 31, 2012, the Company accrued interest income of $1,603 on this note.

6.	Stockholders’ Equity (Deficit)

On February 22, 2011, the Company effected a change in the designation of its shares of Class A Common Stock, $0.01 par value per share, to shares of Common Stock, par value $0.01 per share, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, all pursuant to an amendment to the Company’s charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of Common Stock as of February 22, 2011.

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

7.	Redeemable Preferred Stock

On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (registration number 333-176604) for our offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of our Series A redeemable preferred stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our Common Stock. Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issue subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.

On March 30, 2012, the Company raised in excess of the minimum amount ($2,000,000) necessary to break escrow with regard to its Unit offering. In conjunction with this event, the Company issued 2,155 Units and collected net proceeds of approximately $2.0 million. The Preferred Stock carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. The number of Units issued was approximately 1.4% of the maximum 150,000 Units available to be issued, and consequently, at March 31, 2012, the Company recognized approximately 1.4%, or $25,136 of the incurred offering costs related to the Unit offering of approximately $1.7 million of total incurred offering costs as a reduction of stockholders’ equity. The remainder of current and future deferred offering costs will likewise be recognized in the proportion of the number of Units issued to the maximum number of Units available to be issued, subject to a cap of 1.5% of the total proceeds from the Unit offering, which is the maximum amount of offering expenses for which our Manager will be reimbursed.

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

8.	Related Party Transactions

John A. Williams, the Company’s Chief Executive Officer, President and Chairman of the Board and Leonard A. Silverstein, the Company’s Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board, are also executive officers and directors of NELL Partners, Inc., which controls Preferred Apartment Advisors, LLC, or PAA, the Company’s external management company. Mr. Williams is the Chief Executive Officer and President and Mr. Silverstein is the Executive Vice President, General Counsel and Secretary of PAA.

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company’s Chief Accounting Officer, are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of WOF. WRA is also the manager of the day-to-day operations of WRF.

The third amended and restated management agreement, or Management Agreement, between the Company and its Manager entitles the Manager to receive compensation for various services it performs related to acquiring and managing properties on the Company’s behalf:

Three months ended
Type of Compensation	Basis of Compensation	March 31, 2012
Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$-
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total value of assets, as adjusted	127,892
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	100,013
General and administrative	Monthly fee equal to 2% of the monthly gross
expense fees	revenues of the Company	52,663
		$280,568

In addition to property management fees, the Company incurred reimbursable expenses at the properties of $252,621 for the three-month period ended March 31, 2012. These costs consisted of on-site personnel salary and related benefits.

The Company’s Manager utilizes certain personnel of its affiliates to accomplish certain tasks related to raising capital, including, but not limited to, legal, and marketing functions. As permitted under the Management Agreement, the Manager has requested reimbursement of $45,149 for the three-month period ended March 31, 2012. These costs are recorded as deferred offering costs until such time as closings occur on the Unit offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, as follows:

•	Disposition fees - Based on the lesser of (A) one-half of the commission that would be reasonable and customary; and (B) 1% of the sale price of the asset
•	Construction, development, and landscaping fees - Customary and competitive market rates in light of the size, type and location of the asset
•	Special limited partnership interest in the Operating Partnership - 15% of distributions from the sale of an asset and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during the three-month period ended March 31, 2012.

9.	Dividends

On February 2, 2012, the Company declared a quarterly dividend on its Common Stock of $0.13 per share. The dividend totaled $673,181 and was paid on April 16, 2012 to all holders of Common Stock of record as of March 30, 2012.

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

10.	Lines of Credit

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

11.	Equity Compensation

On February 25, 2011, the Company’s board of directors adopted, and the Company’s stockholders approved, the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan, or, as amended, the 2011 Plan, to incentivize, compensate and retain eligible employees, consultants, and non-employee directors. A maximum of 567,500 shares of Common Stock may be issued under the 2011 Plan. Awards may be made in the form of issuances of Common Stock, restricted stock, stock appreciation rights (“SARs”), performance shares, incentive stock options, non-qualified stock options, or other forms. Eligibility for receipt of, amounts, and all terms governing awards pursuant to the 2011 Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by the Compensation Committee of the Company’s Board of Directors.

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

For the three-month period ended March 31, 2012, stock compensation expense for these grants was $64,109 and is included in other income and expense on the consolidated statement of operations. Unrecognized compensation expense for this restricted stock grant was $2,849 and all 26,000 unvested shares were outstanding at March 31, 2012.

Directors’ Stock Grants

On February 2, 2012, the Company granted 2,988 shares of Common Stock to its non-employee board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $6.12, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $18,287 was recorded in full at the grant date.

Warrant

On March 31, 2011, as partial compensation for services rendered for the IPO, the Company issued to International Assets Advisory, LLC, or IAA, a warrant to purchase up to 150,000 shares of Common Stock. The exercise price is $12.50 per share, which is 125% of the gross IPO price of $10.00 per share. The warrant became exercisable as of September 28, 2011 and expires on March 31, 2015. The Company calculated the per-share fair value of the warrant using the Black-Scholes method. The underlying valuation assumptions were:

Dividend yield	5.0%
Expected volatility	62.69%
Risk-free interest rate	1.765%
Expected option term (years)	4

The expected dividend yield assumption was derived from the Company’s gross IPO price per share of $10.00 and its then-projected future quarterly dividend payments of $0.125 per share.

Since the Company has a limited amount of operating history in the public equity market, the expected volatility assumption was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry that most closely approximate the Company’s size, capitalization, leverage, line of business and geographic focus markets.

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

The risk-free rate assumption was obtained from the treasury constant maturities nominal yield table obtained from the Federal Reserve, interpolated between the three-year and five-year yield percentages on U. S. Treasury securities on March 31, 2011.

The expected term assumption of 4 years was equal to the contractual term of the instrument. The fair value of the warrant was calculated to be $462,330 ($3.08 per share) and, since all service conditions had been met as of the date of issuance, was recorded in full at March 31, 2011 as an increase in the deferred offering costs on the consolidated balance sheet and an increase in additional paid-in capital. Subsequent to the closing of the IPO, these deferred offering costs were removed from the consolidated balance sheet and charged against stockholders’ equity.

The warrant is exercisable, at IAA’s option, in whole or in part, by either payment of the aggregate exercise price for the number of shares exercised, plus applicable transfer taxes, or by a cashless net share settlement. Upon exercise of the warrant, shares of Common Stock will be issued from authorized but unissued Common Stock.

Class B Units

On December 30, 2011, pursuant to its Third Amended and Restated Agreement of Limited Partnership of the Partnership, the Company granted 107,164 Class B Units, representing ownership interests in the Operating Partnership, to certain of its executive officers as compensation for service in 2011. On January 3, 2012, the Company granted 106,988 Class B Units for service to be rendered during 2012.

The Class B Units become Vested Class B Units at the Initial Valuation Date, which is one year from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase of at least $650,000, the Vested Class B Units become Earned Class B Units and automatically convert into Class A Units of the Operating Partnership, which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock of the Company on a one-to-one basis at the option of the holder. Vested Class B Units may become Earned Class B Units on a pro-rata basis should the result of the market capitalization test be an increase of less than $650,000. Any Vested Class B Units that do not become Earned Class B Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B Units become Earned Class B Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B Units to qualify to become fully Earned Class B Units.

Because of the market condition determining the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair value, which will be amortized as compensation expense over the one-year period beginning on the grant date through the Initial Valuation Date. For the three-month period ended March 31, 2012, stock compensation expense for these grants was $237,184 and is included in other expense on the consolidated statement of operations. Unrecognized compensation expense for these awards was $718,654 and all unvested Class B Units were outstanding at March 31, 2012.

The underlying valuation assumptions and results for the Class B Unit awards were:

	2011	2012
Grant dates	12/30/2011	1/3/2012
Stock price	$5.98	$6.05
Dividend yield	8.70%	8.60%
Expected volatility	35.29%	35.23%
Risk-free interest rate	2.73%	2.83%
Derived service period (years)	1.0	1.0
Number of Units granted	107,164	106,988
Calculated fair value per Unit, assuming:
50% vesting	$4.49	$4.50
100% vesting	$4.46	$4.47
Total fair value of Units	$479,559	$479,841

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

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

The risk-free rate assumption was obtained from the Federal Reserve yield table and is the interpolated rate between the 20 and 30 year yield percentages on U. S. Treasury securities on the grant dates.

Since the likelihood of attainment of the market condition for the Class B Units to become earned is believed to be high and the vesting period is one year, the forfeiture rate assumption for these Class B Units was set to 0%.

Since the Class B Units have no expiration date, a derived service period of one year was utilized, which equals the period of time from the grant date to the initial valuation date.

12.	Debt

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

	Acquisition date	Principal balance at March 31, 2012	Interest rate	Interest expense Three months ended March 31, 2012

Stone Rise	4/15/2011	$19,500,000	1 month LIBOR + 2.77%	$149,744
Summit Crossing	4/21/2011	20,862,000	Fixed 4.71%	248,380
Trail Creek	4/29/2011	15,275,000	1 month LIBOR + 2.80%	118,458
Total		$55,637,000		$516,582

In addition, the Company recorded amortization of deferred loan costs related to these mortgages of $21,493 for the three-month period ended March 31, 2012.

Variable monthly interest rates are capped at 7.25% and 6.85% for Stone Rise and Trail Creek, respectively. LIBOR was 0.241% on March 31, 2012. Based upon this rate, the Company’s estimated future principal payments due on its debt instruments as of March 31, 2012 were:

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

Period	Future principal payments
Remainder of 2012	$-
2013	-
2014	606,435
2015	1,069,202
2016	1,107,808
thereafter	52,853,555
Total	$55,637,000

13.	Income Taxes

The Company intends to elect to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. The election will be made in 2012 with the filing of the Company’s December 31, 2011 federal tax return. For the period preceding this election date, the Company’s operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. Since these deferred tax assets will most likely not be used once the Company elects REIT status, management has determined that a 100% valuation allowance is appropriate for the period ended March 31, 2012.

14.	Commitments and Contingencies

The Company is not currently subject to any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

15.	Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

	Three months ended:
	March 31, 2012	March 31, 2011
Numerator:
Net loss attributable to the Company	$(476,637)	$(433,233)
Dividends on Series A Redeemable
Preferred Stock (See Note A below)	718	-
Net loss attributable to non-controlling interests	-	-
Earnings attributable to unvested restricted shares (See Note B below)	(3,380)	-
Net loss attributable to common stockholders	$(479,299)	$(433,233)
Denominator:
Weighted average number of shares of Common Stock - basic	5,151,164	36,666
Effect of dilutive securities (See Note C below):
Warrant	-	-
Class B Units	-	-
Weighted average number of shares of Common Stock - diluted	5,151,164	36,666
Loss per weighted average share - basic and diluted	$(0.09)	$(11.82)

(A) The Company’s issuance of 2,155 shares of Series A Redeemable Preferred Stock accrues dividends at an annual rate of 6.0% of the stated value of $1,000 per share, payable monthly. The Preferred Stock was issued on March 30, 2012 and the Company recorded an accrual of dividends for two days.

(B) The Company’s unvested restricted share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares’ participation rights in undistributed earnings. Given the Company has incurred net losses to date the cumulative dividends declared as of March 31, 2012 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company on March 31, 2011, as well as a total of 214,152 unvested Class B Units issued on December 30, 2011 and January 3, 2012 were both excluded from the diluted shares calculation because the effect was antidilutive.

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

16.	Pro Forma Financial Information

The Company’s condensed pro forma financial results, assuming the acquisitions of Stone Rise, Summit Crossing, and Trail Creek were hypothetically completed on January 1, 2011 were:

	Three months ended:
	March 31, 2012	March 31, 2011
Pro forma:
Revenue	$2,634,901	$2,394,878
Amortization of intangibles	-	(2,598,604)
Depreciation expense	(872,905)	(956,602)
Acquisition costs	(912)	(1,088,216)
Organization costs	-	(87,300)
Property operating expenses	(1,053,729)	(1,055,217)
Other expenses	(1,078,380)	(736,783)
Net loss	$(371,025)	$(4,127,844)
Pro forma basic and diluted loss per share	$(0.07)	$(0.86)
Pro Forma weighted average outstanding
shares, basic and diluted	5,081,631	4,814,917

Since the Company commenced operations with its IPO on April 5, 2011, pro forma adjustments have been made to corporate general and administrative expenses for the three-month period ended March 31, 2011. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2011, nor should they be interpreted as expectations of future results.

17.	Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, promissory note, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature. The Company does not have any assets or liabilities measured at fair value on a recurring basis.

The following table provides estimated fair values based upon unobservable (Level 3) assumption inputs of the Company’s other financial instruments, which include mortgage notes collateralized only by the Company’s three acquired apartment communities and its real estate loan investment:

			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loan investment	$6,000,000	$6,543,661	$-	$-	$6,543,661
Financial Liabilities:
Mortgage notes payable	$55,637,000	$56,416,182	$-	$-	$56,416,182

The fair value of the real estate loan investment is comprised of an estimate of the fair value of the note, which was developed utilizing a discounted cash flow model over the remaining term of the note until its maturity and utilizing a discount rate believed to approximate the market risk factor for notes of similar type and duration. The fair value also contains a separately-calculated estimate of the fair value of the Company’s purchase option on the to-be-developed property. This estimate was developed utilizing internal estimates of the property’s net operating income once stabilized and internal estimates of projected capitalization rates at the midpoint of the Company’s option window. These factors were used to estimate the future fair market value of the stabilized property. The difference between this result and the Company’s purchase price per the option was discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

The fair values of the Company’s two variable rate mortgages are believed to approximate their carrying values, as long as market interest rates remain below the levels of the interest rate caps in place on these two notes. The fair value of the fixed rate mortgage on the Company’s Summit Crossing property was developed using market quotes of the fixed rate yield index and spread for seven year notes as of the reporting date. The present value of the cash flows were calculated using the original interest rate in place on the Summit mortgage and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgage.

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

18.	Subsequent Events

On April 30, 2012, the Company issued 2,830 Units and collected net proceeds, after commissions and dealer manager fees, of $2,568,225 in connection with the second closing of the Unit offering. Cumulatively, the Company has issued 4,985 Units for an aggregate gross value of $4,985,000 and collected aggregate net proceeds of $4,523,907 from the Unit offering.

As of May 7, 2012, the Company made a mezzanine loan in the amount of $6,103,027 to Oxford Summit Apartments II LLC, or Oxford Summit II, a Georgia limited liability company, to partially finance the construction of a 140-unit multifamily community located adjacent to the Company’s existing Summit Crossing multifamily community in suburban Atlanta, Georgia.

The mezzanine loan matures on May 8, 2017, with no option to extend and pays current monthly interest of 8.0% per annum. The Company will accrue an additional 6.0% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. The Company also has an option (but not an obligation) to purchase the property between and including October 1, 2014 and February 28, 2015 for a pre-negotiated purchase price of $19,254,155. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of Oxford Summit II. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $12,384,000 that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, both unaffiliated third parties, have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the of the mezzanine loan. The repayment guaranties expire at the completion of construction of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $122,061 and paid an acquisition fee of $61,030 to the Manager out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

On May 10, 2012, the Company declared a quarterly dividend on its Common Stock of $0.13 per share, payable on July 16, 2012 to all holders of Common Stock of record as of June 29, 2012.

The Company’s Preferred Stock dividend activity subsequent to March 31, 2012 was as follows:

Preferred Apartment Communities, Inc. Notes to Consolidated Financial Statements - (continued) March 31, 2012 (unaudited)

Issue date of Preferred Stock	Shares of Preferred Stock outstanding	Declaration date	Dividend per share of Preferred Stock		Record date	Payment date	Dividends payable
3/30/2012	2,155	4/13/2012	$5.33	(1)	4/30/2012	5/21/2012	$11,486
		5/10/2012	$5.00		5/31/2012	6/20/2012	10,775

4/30/2012	2,830	5/10/2012	$5.17	(2)	5/31/2012	6/20/2012	14,631

	4,985						$36,892

(1)	This dividend represents $5.00 per share for the full monthly period in April 2012 and $0.33 per share prorated from the initial issuance of the Units on March 30, 2012 through the end of March 2012.

(2)	This dividend represents $5.00 per share for the full monthly period in May 2012 and $0.17 per share for the day of initial issuance of the Units on April 30, 2012.

On May 10, 2012, the Company granted a total of 33,046 shares of restricted stock to its non-employee board members, in payment of their annual retainer fees. The Company generally recognizes the fair value per share for restricted stock grants as the closing price on the day prior to the grant date. The fair value per share was $7.83 and compensation cost in the amount of $258,750 will be recognized on a straight-line basis over the period ending on the first anniversary of the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On February 2, 2012, we declared a quarterly dividend on our Common Stock of $0.13 per share. The dividend totaled $673,181 and was paid on April 16, 2012 to all holders of Common Stock of record as of March 30, 2012.

As of March 31, 2012, we had collected net proceeds of approximately $2.0 million from the first closing of our continuous public offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our series A redeemable preferred stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our common stock, par value $.01 per share, or Common Stock. We issued 2,155 Units concurrent with the first closing on March 30, 2012. On April 30, 2012, we issued another 2,830 Units and collected net proceeds, after commissions and dealer manager fees, of $2,568,225 in connection with the second closing of the Unit offering. Cumulatively, we have issued 4,985 Units for a gross value of $4,985,000 and collected net proceeds of $4,523,907 from the Unit offering.

The price per Unit is $1,000. The Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Preferred Stock are entitled to receive, when and as authorized by our Board of Directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the initial stated value of $1,000. Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issuance, subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years from the date of issuance.

On April 13 and May 10, 2012, we declared our first two monthly dividends on our Preferred Stock of $5.00 per share, prorated as necessary for partial months, which totaled approximately $37 thousand for the two issuance tranches.

On May 7, 2012, we made a mezzanine loan of approximately $6.1 million to Oxford Summit Apartments II LLC, or Oxford Summit, a Georgia limited liability company and a related party, to partially finance the construction of a 140-unit multifamily townhome community located adjacent to our existing Summit Crossing multifamily community in metro Atlanta, Georgia. We also received an option to purchase the property for a period of four months following completion of construction, lease up and stabilization for $19,254,155. The loan pays interest at a fixed rate of 8.0% per annum. If the property is sold to, or refinanced by, a third party before or after the option period, we will be entitled to receive a breakup fee equal to the amount required to provide us with a 14% simple interest return on the loan, in addition to loan fees received at closing, which totaled 2% of the loan amount.

On May 10, 2012, we declared a quarterly dividend on our Common Stock of $0.13 per share, payable on July 16, 2012 to all holders of Common Stock of record as of June 29, 2012.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	our business and investment strategy;
•	our projected operating results;
•	actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies;
•	the state of the U.S. economy generally or in specific geographic areas;
•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements, including through the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac;
•	financing and advance rates for our target assets;
•	our expected leverage;
•	general volatility of the securities markets in which we invest;
•	changes in the values of our assets;
•	our expected portfolio of assets;
•	our expected investments;
•	interest rate mismatches between our target assets and our borrowings used to fund such investments;
•	changes in interest rates and the market value of our target assets;
•	changes in prepayment rates on our target assets;
•	effects of hedging instruments on our target assets;
•	rates of default or decreased recovery rates on our target assets;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•	our ability to maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;
•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;
•	availability of qualified personnel;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our understanding of our competition; and
•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2011 that was filed with the Securities and Exchange Commission, or SEC, on March 15, 2012, and as may be supplemented by any amendments to our risk factors in our quarterly reports on Form 10-Q, which are accessible on the SEC’s website at www.sec.gov.

General

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report.

Overview

We are an externally managed Maryland corporation incorporated on September 18, 2009 formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As a secondary strategy, we also may acquire senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of our total assets in other real estate related investments, as determined by our manager as appropriate for us. We collectively refer to these asset classes as our target assets. Our Manager is Preferred Apartment Advisors, LLC, or our Manager.

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

We expect to seek to generate returns for our stockholders by taking advantage of the current environment in the real estate market and the United States economy by acquiring multifamily assets in our targeted markets.  The current economic environment still provides many challenges for new development, which provides opportunity for current multifamily product to potentially enjoy stable occupancy rates and rising rental rates as the overall economy continues to grow.  As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value.

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

We intend to elect and qualify to be taxed as a REIT commencing with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act. We will conduct substantially all of our operations through Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership.

We commenced revenue-generating operations in April 2011.

Industry Outlook

We believe gradual, albeit potentially sporadic, improvement in the United States’ economy will occur over the coming quarters, which should eventually translate into more stable job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector.  We expect current occupancy rates to generally remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction is currently below historical levels due to a difficult construction financing environment, which, we believe, should help to keep occupancies stable.

Historically low U.S. Treasury yields and competitive lender spreads have created a favorable borrowing environment for multifamily owners.  Given the uncertainty around the world’s financial markets, investors have been willing to accept lower yields on U.S. Government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  We expect the market to continue to remain favorable for borrowing as the equity and debt markets continue to view the U.S. multifamily sector as a desirable investment.  We expect the supply of multifamily housing units to eventually grow as market rent increases overcome financing, commodity, and other cost challenges, boosting revenue projections and making more construction projects viable for builders and developers.

We believe the combination of a more sustainable current and future lending approach from the banking industry, coupled with continued hesitance and reluctance among prospective homebuyers concerning the net benefits of home ownership versus renting will continue to work in the multifamily sector’s favor, resulting in gradual increases in market rents, lower concessions, and opportunities for increases in ancillary fee income.  In addition, we believe immigration rates to the U.S. may be lower than in recent years, driven by fewer available jobs due to the economic downturn and legislation in place in certain states aiming to curb illegal immigration.  As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a marginal softening of market conditions due to this factor.  More than offsetting this effect, we believe, will be a firming effect on market conditions by the ongoing migration of the domestic echo-boomer generation into the workforce, resulting in a net increase in demand for rental housing.

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

Promotional fees received from service providers at the Company’s properties are deferred and recognized on a straight-line basis over the term of the agreement.

Income Taxes

We intend to elect to be taxed as a REIT commencing with our tax year ended December 31, 2011. We had no taxable income prior to that date. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not equal net income as calculated in accordance with United States generally accepted accounting principles, or GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service, or IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner as to qualify for treatment as a REIT.

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

Recent Adoption of Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The substantive changes in this new guidance require the application of a premium or discount in valuing an instrument that is absent Level 1 inputs, when a market participant would apply such a factor in valuing an instrument. The guidance also enhances disclosure requirements: (i) for fair values of Level 3 assets, the valuation process used for those assets and the sensitivity of those calculations to changes in the amount of unobservable inputs; (ii) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use when that asset is measured at fair value in the statement of financial position; and (iii) the categorization by level within the fair value hierarchy of items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this guidance did not have a material effect on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This new guidance removes the option of presenting elements of other comprehensive income within the statements of changes to stockholders’ equity. Instead, the total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011, with retrospective application required. Our adoption of this guidance did not have a material effect on our financial position or results of operations.

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

Results of Operations

Overview

We commenced business operations in the second quarter of 2011 with the acquisitions of the Stone Rise, Summit Crossing, and Trail Creek multifamily communities (each as defined below) on April 15, 21 and 29, 2011, respectively. The sources of financing were approximately $34.0 million (including approximately $2.3 million of closing costs) from the proceeds of our initial public offering, which closed on April 5, 2011, and secured first mortgage financing of approximately $55.6 million. On June 30, 2011, we made a mezzanine loan investment of $6.0 million to partially finance the construction of a 96-unit multifamily community that is located adjacent to our existing Trail Creek multifamily community in Hampton, Virginia and, in connection therewith, received an option to purchase the community.

We recorded net losses attributable to common stockholders of approximately $477,000 and $433,000 for the three-month periods ended March 31, 2012, and 2011, respectively. The highlights of our first quarter 2012 operating results include:

•	We continue to hold no debt at the Company or Operating Partnership levels, have no cross-collateralization of our real estate assets, and have no contingent liabilities at the Company or Operating Partnership levels with regard to our secured mortgage debt on our communities or otherwise.

•	We issued 2,155 Units and collected net proceeds of approximately $2.0 million from the first closing on March 30, 2012 of our continuous public offering of up to a maximum of 150,000 Units.

•	Declared a quarterly dividend of $673,181, or $0.13 per share of Common Stock, which was paid on April 16, 2012 to all common stockholders of record as of March 30, 2012. We currently expect to continue our quarterly dividend distributions at the $0.13 per share level for 2012. This guidance excludes any forecasted deployment of capital proceeds from our Unit offering and potential dividends to be paid on our Preferred Stock.

•	Recorded cash from operating activities of $927,394, which was more than sufficient to fund our first quarter Common Stock dividend.

•	Adjusted Funds from Operations Attributable to Common Stockholders, or AFFO, for the three-month period ended March 31, 2012 was $772,321. See the Adjusted Funds From Operations Attributable to Common Stockholders section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of this non-GAAP measure and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure.

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

On April 29, 2011, we acquired Oxford Trail, a multifamily community located in Hampton, Virginia from Oxford Trail JV LLC, or Trail Creek. WRF owned an approximately 10% membership interest in Oxford Trail JV LLC.   Separate from Mr. Williams' membership interest in WRF, Mr. Williams received approximately $62,600 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board received approximately $20,375 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  In connection with the acquisition, we paid an acquisition fee of $235,000, or 1.0% of the contract purchase price, to our Manager of which WOF received $2,350 through its special limited liability company interest in our Manager.

Community	Purchase Price (millions)	Mortgage Amount (millions)	Debt / Purchase Price

Summit Crossing	$33.20	$20.86	62.8%
Trail Creek	23.50	15.28	65.0%
Stone Rise	30.15	19.50	64.7%

Total	$86.85	$55.64	64.1%

				At
			Average	March 31, 2012
Property	Year Completed	Number of Units	Unit Size (sq. ft.)	Physical Occupancy (1)

Summit Crossing	2007	345	1,034	95.4%
Trail Creek	2006	204	988	91.2%
Stone Rise	2008	216	1,078	89.8%

Total		765	1,033	92.7%

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

The mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, we will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then we will be entitled to receive an exit fee equal to the amount required to provide us with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, we will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. As of March 31, 2012, the Company earned approximately $13,000 of additional exit fee income.

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

Revenues

We recorded total rental revenue of approximately $2.2 million, or 84.7% of total revenues for the three-month period ended March 31, 2012. We had no revenues for the three-month period ended March 31, 2011 as we had not yet begun operations at that date. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from acquired multifamily communities. At March 31, 2012, the combined properties had physical occupancy rates, including model units, of 92.7% of the total units available for rent, including model units.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. Other property revenues were approximately 10.0% of total revenues for the three-month period ended March 31, 2012.

Interest income from the real estate loan investment which closed on June 30, 2011 was $137,395, or 5.2% of total revenues for the three-month period ended March 31, 2012. The $6.0 million loan accrues interest at the stated rate of 8.0% per annum plus amortized loan fee revenue. Included in this amount is an accrued exit fee of approximately $13 thousand for the three-month period ended March 31, 2012, to bring our minimum cumulative internal rate of return on the loan to 12%, as per the loan agreement.

On March 26, 2012, we extended a loan of $650,000 to Oxford Properties LLC, which bears interest at 15% per annum and matures on September 30, 2012. The loan is secured by a personal guaranty issued by the principals of the borrower. Accrued interest income from this loan was $1,603 for the three-month period ended March 31, 2012.

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $565 thousand, or 27.8% of total operating expenses for the three-month period ended March 31, 2012. The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs, and landscaping costs. The number of employees assigned by our property Manager to our three multifamily communities at March 31, 2012 is not expected to change materially over the foreseeable future. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $100 thousand for the three-month period ended March 31, 2012. We also paid general and administrative expense fees and asset management fees to our Manager which totaled approximately $53 thousand and $128 thousand respectively for the three-month period ended March 31, 2012. The sum of these two fees was approximately $181 thousand, which is included in the “management fees” line on the consolidated statement of operations for the three-month period ended March 31, 2012. General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted. The percentage of these costs charged is governed by the Third Amended and Restated Management Agreement with our Manager.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. The current assessed values of our communities, the estimated annual effective tax rates and expected total property taxes for 2012, as of March 31, 2012 were:

Property	Assessed Value	Expected Property Tax Rate	Expected Property Taxes, FYE 2012

Stone Rise	$11,130,000	3.22%	$358,581
Summit Crossing	5,763,576	2.66%	153,449
Trail Creek	20,795,600	1.09%	227,399

Total	$37,689,176	1.96%	$739,429

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

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $977 thousand, or 48.1% of total operating expenses, for the three-month period ended March 31, 2012.

Acquisition costs

We recorded acquisition costs for our three multifamily communities of approximately $900 and $220 thousand for the three-month periods ended March 31, 2012 and 2011, respectively. The substantial decrease in these costs from the corresponding 2011 period was driven by the incurrence in 2011 of expenditures related to due diligence, purchase negotiation, appraisals, and other costs related to the three acquired multifamily communities, which were all acquired in April 2011.

Professional fees

We recorded professional fee expenses of approximately $83 thousand and $45 thousand for the three-month periods ended March 31, 2012 and 2011, respectively. These costs consist principally of fees for audit, tax and legal work performed and the approximate increase of $38 thousand was due to increases in these costs as we commenced our business operations subsequent to our IPO.

Management Fees

We recorded management fees of approximately $181 thousand for the three-month period ended March 31, 2012, which consisted of an asset management fee and a general & administrative expense management fee paid to our Manager, generated by the management costs and operating expenses related to our three multifamily communities. Since we had no real estate assets or revenues at March 31, 2011, these fees were not payable to our Manager for three-month period ended March 31, 2011.

Interest expense

We recorded interest expense of approximately $538 thousand and $16 thousand for the three-month periods ended March 31, 2012 and 2011, respectively. Interest expense on mortgage indebtedness from the three acquired properties was approximately $517 thousand and amortization of deferred loan costs on the mortgage indebtedness was approximately $21 thousand for the three-month period ended March 31, 2012. Interest expense for the prior year period consisted of interest accrued on the note payable of approximately $5 thousand and on the two lines of credit due to WOF of approximately $11 thousand. The note and both lines of credit were paid and retired in April 2011 with proceeds from the private placement transaction.

Equity compensation to directors and executives

We recorded amortization expense related to equity compensation to our directors and executives of approximately $320 thousand for the three-month period ended March 31, 2012. The 2012 period consisted of amortization of the 2012 and 2011 Class B Unit awards to our four principal executives of approximately $237 thousand, amortization of our 2011 annual restricted stock award to our independent directors of approximately $64 thousand, and compensation to board members for committee participation at our February 2012 board meeting of approximately $18 thousand. No equity compensation awards were issued prior to March 31, 2011.

Funds From Operations Attributable to Common Stockholders (“FFO”)

Analysts, managers, and investors have, since the first real estate investment trusts were created, made certain adjustments to reported net income amounts under U.S. GAAP in order to better assess these vehicles’ liquidity and cash flows. FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations”, which was revised in 2004, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how Net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. The NAREIT definition of FFO (and the one we report) is:

Net income/loss:

•	Excluding impairment charges on and gains/losses from sales of depreciable property;
•	Plus depreciation and amortization of real estate assets; and
•	After adjustments for unconsolidated partnerships and joint ventures

Not all companies necessarily utilize the standardized NAREIT definition of FFO, and so caution should be taken in comparing our reported FFO results to those of other companies. Our FFO results are comparable to the FFO results of other companies that follow the NAREIT definition of FFO and report these figures on that basis. We believe FFO is useful to investors as a supplemental gauge of our operating results. FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, which the Company believes to be net income/loss available to common stockholders.

Adjusted Funds From Operations Attributable to Common Stockholders (“AFFO”)

AFFO makes further adjustments to FFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. We calculate AFFO as:

FFO, plus:

•	Acquisition costs;
•	Organization costs;
•	Equity compensation to directors and executives;
•	Amortization of loan closing costs;
•	REIT establishment costs;
•	Depreciation and amortization of non-real estate assets; and
•	Net loan origination fees received;

Less:

•	Non-cash mezzanine loan interest income; and
•	Normally recurring capital expenditures

AFFO figures reported by us are not generally comparable to those reported by other companies. Investors are cautioned that AFFO excludes acquisition costs which are generally recorded in the periods in which the properties are acquired (and often preceding periods). We utilize AFFO to gauge the results of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies that are not as involved in ongoing acquisition activities. AFFO is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which we believe to be net income/loss available to common stockholders.

Reconciliation of Funds From Operations Attributable to Common Stockholders and
Adjusted Funds From Operations Attributable to Common Stockholders
to Net Loss Attributable to Common Stockholders

		Three months ended:
		3/31/2012

Net loss attributable to common stockholders		$(477,355)

Add:	Depreciation of real estate assets	971,518

Funds from operations attributable to common stockholders		494,163

Add:	Acquisition costs	912
	Non-cash equity compensation to directors and executives	319,580
	Amortization of loan closing costs	21,493
	Depreciation/amortization on non-real estate assets	5,884
Less:	Non-cash mezzanine loan interest income	(17,378)
	Normally recurring capital expenditures	(52,333)

Adjusted funds from operations attributable to common stockholders		$772,321

Common Stock dividends:
	Declared	$$673,181
	Per share	$0.130
Weighted average shares outstanding - basic and diluted (1)		5,151,164

Actual shares outstanding at March 31, 2012, including
26,000 unvested shares of restricted Common Stock		5,178,313

 (1) The dilutive effect of potential common stock equivalents was excluded from the calculation of weighted average shares outstanding because the Company recorded a net loss for the three-month period ended March 31, 2012.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);
•	capital expenditures incurred to lease our multifamily communities;
•	interest expense on our outstanding property level debt;
•	monthly distributions that we pay to preferred stockholders; and
•	quarterly distributions that we pay to our common stockholders.

Our net cash provided by operating activities for the three-month period ended March 31, 2012 was approximately $927 thousand and net cash used in operating activities for the three-month period ended March 31, 2011 was approximately $123 thousand. We had net cash used in operating activities in the prior comparable period, rather than net cash provided by operating activities, since we commenced business operations following our IPO in the second quarter of 2011. The net cash provided by operating activities in 2012 reflects a full period of operational results from our multifamily communities and interest income from our mezzanine loan investment.

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

Our net cash used in investing activities for the three-month period ended March 31, 2012 was approximately $854 thousand and net cash provided by investing activities for the three-month period ended March 31, 2011 was $150,000. On March 26, 2012, we extended a loan of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bears interest at 15% per annum and interest only payments are due beginning May 1, 2012, and continuing on a monthly basis until the maturity date of September 30, 2012. Additionally, we invested approximately $157 thousand in capital expenditures in our three multifamily communities during the 2012 period. Cash proceeds for the 2011 period consisted of the receipt of a refunded deposit on a real estate investment we chose not to pursue.

Cash used in or provided by investing activities is primarily driven by acquisitions and dispositions of multifamily properties and other income producing real estate investments, and secondarily by capital expenditures related to our owned properties. We have no current plans to dispose of any of our properties and will seek to acquire more properties at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the three-month period ended March 31, 2012, our capital expenditures were:

	Summit	Trail	Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$4,993	$160,552	$4,788	$170,333
Other nonrecurring capital expenditures	-	-	-	-
Total nonrecurring capital expenditures	4,993	160,552	4,788	170,333

Normally recurring capital expenditures	16,567	22,779	12,987	52,333

Total capital expenditures	$21,560	$183,331	$17,775	$222,666

Net cash provided by financing activities was approximately $616 thousand for the three-month period ended March 31, 2012 and net cash used in financing activities for the three-month period ended March 31, 2011 was approximately $47 thousand. During the 2012 period, we received net proceeds of approximately $2.0 million from the issuance of 2,155 Units. Partially offsetting this cash inflow was the payment of our Common Stock dividend on January 17, 2012, of approximately $647 thousand. The 2011 period’s net cash outflows for financing activities of approximately $47 thousand was driven by payments of approximately $333 thousand for deferred offering costs in anticipation of our IPO, partially offset by net cash inflows of approximately $286 thousand from related party lines of credit.

Distributions

In order to obtain and maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends to stockholders, as well as monthly dividends to holders of our Preferred Stock, through net cash generated from operating results.

For the three-month periods ended March 31, 2011 and 2012, our Common Stock dividend and cash-generating activity was:

Three-month period ended	Dividend per share of Common Stock	Dividends paid	Cash flow from operations
3/31/2011	$-	$-	$(122,686)
3/31/2012	$0.13	$646,916	$927,394

We commenced business operations on April 5, 2011 and acquired three multifamily communities and a real estate loan during the second quarter of 2011. As shown above, our cash flow used in operations for the three-month period ended March 31, 2011 was $122,686, as we had no business operations for that period. Our cash flow from operations for the three-month period ended March 31, 2012 was $927,394, which was sufficient to cover our quarterly Common Stock dividend as we recorded a full period of business operations and financial results.

On February 2, 2012, our board of directors approved, and we declared, a quarterly Common Stock dividend of $0.13 per share, a 4% increase from the previous quarter, which was paid on April 16, 2012 to stockholders of record on March 30, 2012. For the remainder of 2012, we currently expect to maintain a quarterly dividend payment to holders of our Common Stock of $0.13 per share. On April 13, 2012, our board of directors approved, and we declared, a dividend of $5.33 per share of Preferred Stock, comprised of $5.00 per share for the full month of April 2012 and $0.33 per share prorated from the initial issuance of the Units on March 30, 2012 through the end of March 2012. Our board of directors will review the Common Stock dividend quarterly, and there can be no assurance that the current dividend level will be maintained. Our board of directors will review the Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;
•	capital expenditures needed for our multifamily communities;
•	costs associated with future capital raising activities; and
•	costs to acquire additional multifamily communities and enter into lending opportunities.

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Series A Redeemable Preferred Stock and Warrant Unit offering (described below), Common Stock, preferred stock, units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Unit offering during 2012 and beyond. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On November 18, 2011, the SEC declared effective our registration statement on Form S-11 (registration number 333-176604), or the Registration Statement, for our offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of our Preferred Stock and one Warrant to purchase 20 shares of our Common Stock and are immediately separable and will be issued separately. The price per Unit is $1,000. The Preferred Stock will rank senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.

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

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), although we had no such programs in place and committed to us at March 31, 2012. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities. The number of different multifamily communities we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. See the section entitled "Risk Factors" in Item 1.A of our Annual Report on Form 10-K for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the value of our tangible assets (including our real estate assets, real estate loan investments, accounts receivable and cash and cash equivalents) on a portfolio basis based on fair market value. As of March 31, 2012, our outstanding debt (all of which is secured) was approximately 50.1% of the value of our tangible assets on a portfolio basis based on our current estimate of fair market value. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. In addition, we have acquired, and we intend to acquire, all of our multifamily communities through separate single purpose entities and we have financed, and we intend to finance, each of these multifamily communities using financing techniques for that property alone without any cross-collateralization to our other multifamily communities or guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels.

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

As of March 31, 2012, we had outstanding borrowings of approximately $55.6 million, all of which was incurred by us in connection with the acquisition of our three multifamily communities in 2011. The outstanding balance includes fixed-rate debt of approximately $20.9 million, or 37.5% of the total debt balance, and floating-rate debt of approximately $34.8 million, or 62.5% of the total debt balance.

As of March 31, 2012, we had approximately $5.2 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. As of March 31, 2012, we held approximately $1.9 million of cash and cash equivalents as a working capital and dividend reserve and approximately $223,000 for planned capital expenditures that were identified at acquisition for our acquired multifamily communities.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant, to International Assets Advisory, LLC for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If International Assets Advisory, LLC exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows International Assets Advisory, LLC to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

Contractual Obligations

As of March 31, 2012, our contractual obligations consisted of the three mortgage notes secured by our three acquired properties. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at March 31, 2012 of 0.241%, our estimated future required payments on these instruments were:

	Total	Less than one year (1)	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$12,245,058	$1,531,259	$4,057,126	$3,952,360	$2,704,312
Principal	55,637,000	-	606,435	2,177,010	52,853,555
Total	$67,882,058	$1,531,259	$4,663,561	$6,129,370	$55,557,867

(1)	Represents obligations due for the remainder of 2012

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2012, would increase by approximately $348,000 on an annualized basis, or decrease by approximately $84,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.241% at March 31, 2012, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or Exchange Act, Rule 13a-15(e)) as of the March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

As required by Exchange Act Rule 13a-15(d), our Chief Executive Officer and Chief Accounting Officer evaluated our internal controls over financial reporting to determine whether any change occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are not currently subject to any legal proceedings that we consider material.

Item 1A.	Risk Factors

Our potential risks and uncertainties are presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2011 that was filed with the SEC on March 15, 2012.

The following risk factors should also be considered regarding our potential risks and uncertainties:

If any of our public communications are held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability. Investors in the offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of Preferred Stock and one Warrant, to purchase 20 shares of our Common Stock, or the Units Offering, should rely only on the statements made in the prospectus forming a part of the Registration Statement, or Prospectus, as supplemented to date, in determining whether to purchase shares of our Units.

From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws.  If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act of 1933, as amended, or the Securities Act, and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased shares of our Common Stock on the basis of such communications before receiving a copy of the Prospectus as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the shares we sold such persons during such period.  Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder’s purchase, in addition to possibly other damages determined by a court. In the event that any of our communications are claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court’s ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us, and such liability may adversely affect our operating results or financial position.

Distributions paid from sources other than our cash flow from operations, particularly from proceeds of the Units offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

Holders of Preferred Stock are entitled to receive, when, and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value. Dividends on shares of the Preferred Stock will begin accruing on the date of their issuance. On April 13, 2012, we declared a dividend of $5.33 per share of Preferred Stock payable to stockholders of record on April 30, 2012, comprised of $5.00 per share for the month of April 2012 and $0.33 per share prorated from the initial issuance of shares of Preferred Stock on March 30, 2012 through the end of March 2012. We expect to continue to authorize and declare dividends on the shares of Preferred Stock on a monthly basis, unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of Maryland law or other factors make it imprudent to do so. Dividends will generally be payable on or around the 20th day of the month following the month for which the dividend was declared. The timing and amount of such dividends will be determined by our board of directors, in its sole discretion, and may vary from time to time.

On May 5, 2011, we declared a quarterly cash dividend to our common stockholders of record as of June 30, 2011, that was paid on July 15, 2011, in the amount of $0.125 per share of common stock, totaling approximately $646,487. On August 4, 2011, we declared a quarterly cash dividend of $0.125 per share, which was paid on October 17, 2011 to all common stockholders of record as of September 30, 2011, totaling $646,675. On November 10, 2011, we declared a quarterly cash dividend of $0.125 per share, which was paid on January 17, 2012 to all common stockholders of record as of December 30, 2011, totaling $646,916. On February 2, 2012, we declared a quarterly cash dividend to our common stockholders of record as of March 30, 2012, that was paid on April 16, 2012, in the amount of $0.13 per share of common stock, totaling $673,181.

For the twelve-month period ended December 31, 2011, our cash flow from operations of approximately $528,000 was a shortfall of approximately $1.4 million, or 72.8%, to our dividends paid of $1,940,078 paid during such period. The shortfall of cash flow from operations to dividends declared and paid was substantially due to the incurrence of approximately $1.7 million in acquisition costs related to the three multifamily communities that we acquired.

As mentioned above, we have paid distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our manager, our manager’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from the Units Offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the Units Offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of the Units Offering, we will have less funds available for acquiring properties or real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of the Units Offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 2, 2012, the Company issued 2,988 shares of Common Stock to its independent directors in lieu of paying cash as compensation for attendance at Board committee meetings pursuant to its 2011 Stock Incentive Plan. These shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC. (Registrant)

Date: May 11, 2012	/s/ John A. Williams
John A. Williams
President and Chief Executive Officer

Date: May 11, 2012	/s/ Michael J. Cronin
Michael J. Cronin
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated balance sheets at March 31, 2012 and December 31, 2011, (ii) consolidated statements of operations for the three months ended March 31, 2012 and 2011, (iii) consolidated statement of equity and accumulated deficit, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

