Form 10-Q
period 2012-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2012-08-13
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s Common Stock, as of August 7, 2012 was 5,179,093.

i

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011

Assets

Real estate
Land	$13,052,000	$13,052,000
Building and improvements	60,280,298	60,268,867
Furniture, fixtures, and equipment	8,668,020	8,392,446
Construction in progress	3,023	67,877
Gross real estate	82,003,341	81,781,190
Less: accumulated depreciation	(4,590,418)	(2,698,305)
Net real estate	77,412,923	79,082,885
Real estate loans	14,914,128	6,000,000
Total real estate and real estate loans, net	92,327,051	85,082,885

Cash and cash equivalents	2,925,216	4,548,020
Restricted cash	699,018	567,346
Notes receivable	905,290	—
Tenant receivables, net of allowance of $13,618 and $15,924	32,766	23,811
Deferred loan costs, net of amortization of $107,466 and $64,480	508,674	551,660
Deferred offering costs	2,085,039	1,388,421
Other assets	538,672	303,397

Total assets	$100,021,726	$92,465,540

Liabilities and equity

Liabilities
Mortgage notes payable	$55,637,000	$55,637,000
Accounts payable and accrued expenses	992,586	1,158,530
Accrued interest payable	169,456	176,084
Dividends payable	720,269	646,916
Security deposits and prepaid rents	311,586	163,663
Deferred income	158,406	65,446
Total liabilities	57,989,303	57,847,639

Commitments and contingencies (Note 13)

Equity

Stockholder's equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 150,000 shares authorized; 10,018 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	100	—
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 5,178,313 and 5,149,325 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	51,783	51,493
Additional paid in capital	51,953,388	43,828,030
Accumulated deficit	(9,972,849)	(9,261,623)
Total stockholders' equity	42,032,422	34,617,900
Non-controlling interest	1	1
Total equity	42,032,423	34,617,901

Total liabilities and equity	$100,021,726	$92,465,540

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Rental revenues	$2,241,663	$1,691,663	$4,473,385	$1,691,663
Other property revenues	282,039	185,275	546,220	185,275
Interest income on loans and notes receivable	337,279	1,333	476,277	1,333
Total revenues	2,860,981	1,878,271	5,495,882	1,878,271

Operating expenses:
Property operating and maintenance	627,732	436,801	1,192,486	436,801
Property management fees	100,494	75,053	200,507	75,053
Real estate taxes	184,668	143,146	366,908	143,146
General and administrative	46,775	35,385	91,102	35,385
Depreciation and amortization	917,014	2,802,109	1,894,416	2,802,109
Acquisition costs	—	1,442,444	912	1,662,160
Organizational costs	1,593	7,072	1,593	94,372
Insurance	40,718	28,678	84,663	28,678
Professional fees	87,131	187,239	170,313	231,750
Other	38,405	30,061	74,788	33,858
Total operating expenses	2,044,530	5,187,988	4,077,688	5,543,312

Operating income (loss)	816,451	(3,309,717)	1,418,194	(3,665,041)

Management fees	188,421	145,266	368,976	145,266
Insurance	41,378	27,178	82,755	89,178
Interest expense	535,582	418,733	1,073,657	434,642
Equity compensation to directors and executives	286,027	79,982	605,607	79,982
Other income	(368)	(261)	(1,575)	(261)
Net loss	(234,589)	(3,980,615)	(711,226)	(4,413,848)

Less consolidated net loss attributable to
non-controlling interests	—	—	—	—

Net loss attributable to the Company	(234,589)	(3,980,615)	(711,226)	(4,413,848)

Dividends to preferred stockholders	(78,967)	—	(79,685)	—

Net loss attributable to common stockholders	$(313,556)	$(3,980,615)	$(790,911)	$(4,413,848)

Net loss per share of Common Stock, basic and diluted	$(0.06)	$(0.81)	$(0.15)	$(1.78)

Weighted average number of shares of Common Stock
outstanding, basic and diluted	5,177,170	4,886,486	5,164,167	2,474,973

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Equity and Accumulated Deficit
For the six months ended June 30, 2012 and June 30, 2011
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interest	Total Equity

Balance at December 31, 2011	$—	$51,493	$43,828,030	$(9,261,623)	$34,617,900	$1	$34,617,901

Equity compensation to executives and directors	—	30	605,577	—	605,607	—	605,607

Issuance of Units	100	—	10,015,450	—	10,015,550	—	10,015,550

Syndication and offering costs	—	—	(1,065,067)	—	(1,065,067)	—	(1,065,067)

Vesting of restricted stock	—	260	(260)	—	—	—	—

Net loss	—	—	—	(711,226)	(711,226)	—	(711,226)

Dividends to preferred stockholders	—	—	(79,685)	—	(79,685)	—	(79,685)

Dividends to common stockholders	—	—	(1,350,657)	—	(1,350,657)	—	(1,350,657)

Balance at June 30, 2012	$100	$51,783	$51,953,388	$(9,972,849)	$42,032,422	$1	$42,032,423

Balance at December 31, 2010	$—	$366	$109,632	$(766,199)	$(656,201)	$1	$(656,200)

Issuance of warrant to purchase Common Stock	—	—	462,330	—	462,330	—	462,330

Proceeds from sale of Common Stock	—	51,074	51,022,536	—	51,073,610	—	51,073,610

Equity compensation to executives and directors	—	19	79,963	—	79,982	—	79,982

Syndication and offering costs	—	—	(6,038,515)	—	(6,038,515)	—	(6,038,515)

Net loss	—	—	—	(4,413,848)	(4,413,848)	—	(4,413,848)

Dividends to common stockholders	—	—	(646,487)	—	(646,487)	—	(646,487)

Balance at June 30, 2011	$—	$51,459	$44,989,459	$(5,180,047)	$39,860,871	$1	$39,860,872

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Operating activities:
Net loss attributable to the Company	$(711,226)	$(4,413,848)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,892,113	759,518
Amortization expense	2,303	2,042,591
Deferred fee income amortization	(13,031)	—
Deferred loan cost amortization	42,986	21,541
Equity compensation to executives and directors	605,607	79,982
Changes in operating assets and liabilities:
(Increase) in tenant receivables	(8,955)	(30,774)
(Increase) decrease in other assets	(237,577)	4,846
Increase in accounts payable and accrued expenses	67,596	572,013
(Decrease) increase in accrued interest payable	(6,628)	152,992
Increase (decrease) in security deposits	2,070	(2,270)
Increase (decrease) in prepaid rents	145,853	(6,399)
Increase in deferred income	16,275	—
Net cash provided by (used in) operating activities	1,797,386	(819,808)

Investing activities:
Investment in real estate loans	(8,914,128)	(6,000,000)
Notes receivable issued	(905,290)	—
Deferred acquisition fee on real estate loans	(89,715)	—
Deferred real estate loan income	179,430	134,333
Refund of deposit on real estate investment	—	150,000
Acquisition of properties, net	—	(87,449,341)
Additions to real estate assets - improvements	(221,925)	(59,185)
Increase in restricted cash	(131,672)	(71,031)
Net cash used in investing activities	(10,083,300)	(93,295,224)

Financing activities:
Proceeds from mortgage notes payable	—	55,637,000
Payments for mortgage loan costs	—	(616,139)
Payments on revolving lines of credit	—	(200,000)
Payments on non-revolving lines of credit	—	(1,240,000)
Proceeds from non-revolving lines of credit	—	434,102
Payments on note payable to related party	—	(465,050)
Proceeds from sales of common stock, net of offering costs	—	46,117,662
Proceeds from sales of Units, net of offering costs	9,086,527	—
Common stock dividends declared and paid	(1,320,096)	—
Preferred stock dividends declared and paid	(36,892)	—
Payments for deferred offering costs	(1,066,429)	—
Net cash provided by financing activities	6,663,110	99,667,575

Net (decrease) increase in cash and cash equivalents	(1,622,804)	5,552,543
Cash and cash equivalents, beginning of period	4,548,020	22,275
Cash and cash equivalents, end of period	$2,925,216	$5,574,818

Supplemental cash flow information:
Cash paid for interest	$1,022,468	$259,847

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$32,712	$54,242
Dividends payable - common	$677,476	$646,487
Dividends payable - preferred	$42,793	$—
Accrued deferred offering costs	$448,560	$15,770
Reclass of offering costs from deferred asset to equity	$142,485	$—
Accrued deferred real estate loan acquisition cost	$—	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

1.	Organization

Preferred Apartment Communities, Inc., or the Company, was formed as a Maryland corporation on September 18, 2009, and has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code") effective with its tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its property acquisition strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of these properties. As a secondary strategy, the Company also may acquire senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of its total assets in other real estate related investments, as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 7).

On February 22, 2011, the Company effected a change in the designation of its issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of common stock, par value $0.01 per share, or Common Stock, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, all pursuant to an amendment to the Company's charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of Common Stock as of February 22, 2011. The consolidated statement of equity and accumulated deficit for the six-month period ended June 30, 2011 has been retroactively restated to reflect this change.

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

The Company completed its initial public offering, or IPO, on April 5, 2011. The IPO resulted in the sale of 4,500,000 shares of Common Stock at a price per share of $10.00, generating gross proceeds of $45.0 million. The aggregate proceeds to the Company, net of underwriters' discounts and commissions and other offering costs, were approximately $39.8 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, or the Securities Act, the Company sold 500,000 shares of its Common Stock to the Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for gross proceeds to the Company of $5 million. Aggregated estimated offering expenses in connection with the private placement were approximately $297,700. WOF is an affiliate of the Company and its Manager.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership as of June 30, 2012, presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash includes cash restricted by state law or contractual requirement and, as of June 30, 2012, relates primarily to tax and insurance escrows and resident security deposits.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

Fair Value Measurements

Certain assets and liabilities are required to be carried at fair value, or if they are deemed impaired, to be adjusted to reflect this condition. The Company follows the guidance provided by ASC 820, Fair Value Measurements and Disclosures, in accounting and reporting for real estate assets where appropriate, as well as debt instruments both held for investment and as liabilities. The standard requires disclosure of fair values calculated under each level of inputs within the following hierarchy:

•Level 1 – Quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs for the asset or liability.

Deferred Loan Costs

Deferred loan costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness.

Deferred Offering Costs

Deferred offering costs represent offering costs incurred by the Company related to, but prior to the effective date of pending equity offerings. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of Units, consisting of one share of Series A Redeemable Preferred Stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a monthly basis in variable amounts. Associated offering costs are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units issued to the maximum number of Units that may be issued.

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

Redeemable Preferred Stock

Shares of the Company’s Preferred Stock issued in conjunction with the Company’s Unit offering (further described in note 6) are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of Preferred Stock in either Common Stock or cash at its option, excluding limited holder death rights which expire two years after the applicable issuance date. Therefore, the Company records Preferred Stock as a component of permanent stockholders’ equity.

Revenue Recognition

Rental revenue is recognized when earned from residents, which is over the terms of rental agreements, typically of 13 months’ duration. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are not material. The Company evaluates the collectability of amounts due from residents and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements. The balance of amounts due from residents are generally deemed uncollectible 30 days beyond the due date, at which point they are fully reserved.

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans using the effective interest method. Direct loan origination fees and origination or acquisition costs applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income. The accrual of interest on all these instruments is stopped

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

when there is concern as to the ultimate collection of principal or interest, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Real estate loan investments are reclassified as accrual-basis once interest and principal payments become current.

Promotional fees received from service providers at the Company’s properties are deferred and recognized on a straight-line basis over the term of the agreement.

The PAC Rewards program, implemented in the first quarter of 2012, allows residents to accumulate reward points on a monthly basis for actions such as resident referrals and making rent payments online. A resident must rent a PAC apartment for at least 14 months before reward points may be redeemed for services or upgrades to a resident’s unit. The Company accrues a liability for the estimated cost of these future point redemptions, net of a 35% breakage fee, which is the Company’s current estimate of rewards points that will not be redeemed. In accordance with Staff Accounting Bulletin 13.A.3c, the Company deems its obligations under PAC Rewards as inconsequential to the delivery of services according to the lease terms. Therefore, the expense related to the PAC Rewards Program is included in property operating and maintenance expense on the consolidated statements of operations.

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

Capitalization and Depreciation

The Company capitalizes replacements of furniture, fixtures and equipment, as well as carpet, appliances, air conditioning units, certain common area items, and other assets. Significant repair and renovation costs that improve the usefulness or extend the useful life of the properties are also capitalized. These assets are then depreciated on a straight-line basis over their estimated useful lives, as follows:

•Buildings                    40 years
•Furniture, fixtures & equipment            5 - 10 years
•Improvements to buildings and land        5 - 10 years
•Acquired customer intangibles            average remaining lease term

Operating expenses related to unit turnover costs, such as carpet cleaning, mini-blind replacements, and minor repairs are expensed as incurred.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to maintain its election for treatment as a REIT.

Since the Company made its REIT election effective as of January 1, 2011 (See Note 12), it was subject to U.S. federal and state income taxes for the period prior to that date. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification. This new standard clarifies the guidance concerning deconsolidation of a subsidiary that is in substance real estate upon the event of default of that subsidiary’s nonrecourse debt. Generally, deconsolidation of a subsidiary

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

in this circumstance is not appropriate until the collateral is legally transferred to the lender and the indebtedness is extinguished. This guidance is effective for annual and interim periods beginning after June 15, 2012. Our adoption of this guidance did not have a material effect on our financial position or results of operations.

3. Real Estate Assets
The Company acquired the following three properties which were either partly or wholly owned by parties related to the Company. The acquisition price for each property was based on the appraisals of two independent real estate appraisers and was approved by the Company's conflicts committee.

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
The Company recorded depreciation and amortization of tangible and intangible assets as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Depreciation:
Buildings and improvements	$411,835	$311,598	$823,634	$311,598
Furniture, fixtures, and equipment	504,027	447,920	1,068,479	447,920
	915,862	759,518	1,892,113	759,518
Amortization:
Acquired intangible assets	—	2,041,823	—	2,041,823
Website development costs	1,152	768	2,303	768
Total depreciation and amortization	$917,014	$2,802,109	$1,894,416	$2,802,109
All depreciation and amortization of acquired intangible assets for the three-month and six-month periods ended June 30, 2011 commenced with the dates of acquisition of the three properties. The intangible assets recognized in conjunction with the acquisitions of the three properties were amortized in full during 2011.
4.     Real Estate Loans

On June 29, 2012, the Company made a real estate acquisition bridge loan in the amount of $2,868,471 to Iris Crosstown Apartments LLC, or Iris, a Georgia limited liability company, to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. The amount drawn under the loan at June 30, 2012 was $2,811,101, with the balance scheduled to be drawn at a later date. The bridge loan matures on December 31, 2012, with no option to extend and pays current monthly interest of 8.0% per annum. If Iris sells the property to a third party or if a third party refinances the bridge loan at any time during its term, an additional 6.0% exit fee will be due and payable to the Company.

The bridge loan is secured by a mortgage, an assignment of project documents and by unconditional guaranties of payment and performance by W. Daniel Faulk, Jr., Richard A. Denny, and J. Michael Morris, unaffiliated third parties and principals of the borrower. In connection with the closing of the bridge loan, the Company received a loan fee of 2% of the loan amount, or $57,369 and paid an acquisition fee of $28,685 to the Manager out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

On May 7, 2012, the Company made a mezzanine loan, or Summit II, in the amount of $6,103,027 to Oxford Summit Apartments II LLC, or Oxford Summit II, a Georgia limited liability company, to partially finance the construction of a 140-unit multifamily community located adjacent to the Company’s existing Summit Crossing multifamily community in suburban Atlanta, Georgia.

The Summit II mezzanine loan matures on May 8, 2017, with no option to extend and pays current monthly interest of 8.0% per annum. The Company will accrue an additional 6.0% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. The Company also has an option (but not an obligation) to purchase the property between and including October 1, 2014 and February 28, 2015 for a pre-negotiated purchase price of $19,254,155. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of Oxford Summit II. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $12,384,000 that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. The repayment guaranties expire at the completion of construction of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the Summit II mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $122,061 and paid an acquisition fee of $61,030 to the Manager out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

On June 30, 2011, the Company made a mezzanine loan, or Trail II, of $6.0 million to Oxford Hampton Partners LLC, or Hampton Partners, a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

community located adjacent to the Company’s existing Trail Creek multifamily community in Hampton, Virginia. Hampton Partners was required to fully draw down the mezzanine loan on the closing date. Approximately 100% of the membership interest in Hampton Partners is owned by WRF.

The Trail II mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, the Company has an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, the Company will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end as the borrower cannot control whether the option is exercised. The accrued exit fee will be recorded as interest income in the consolidated statements of operations.

If the Company exercises the purchase option and acquires the property, any accrued and unpaid exit fee will be treated as additional basis in the acquired project.

The Trail II mezzanine loan is secured by a pledge of 100% of the membership interests of Hampton Partners. Partial prepayment of the mezzanine loan is not permitted without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, both unaffiliated third parties, have guaranteed the completion of the project in accordance with the plans and specifications. This guaranty is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement with the senior lender.

In connection with the closing of the Trail II mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. The Company paid an acquisition fee of $60,000 to its Manager out of these funds. The net fees received by the Company are recognized as an adjustment of yield over the term of the loan using the effective interest method.

The Company recorded interest income and other revenue from these transactions as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Summit II
Interest income	$74,128	$—	$74,128	$—
Accrued exit fee	55,596	—	55,596	—
Net loan fee revenue recognized	2,558	—	2,558	—
Total	132,282	—	132,282	—

Trail II
Interest income	120,000	1,333	240,000	1,333
Accrued exit fee	51,180	—	64,250	—
Net loan fee revenue recognized	4,228	—	8,553	—
Total	175,408	1,333	312,803	1,333

Iris
Interest income	1,232	—	1,232	—
Net loan fee revenue recognized	318	—	318	—
Total	1,550	—	1,550	—

Total interest income from real estate loans	$309,240	$1,333	$446,635	$1,333

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to fall under the definition of a variable interest entity, or VIE, and require further evaluation as to whether the Company is the primary beneficiary of the VIE and necessitate consolidation. The Company considers the facts and circumstances pertinent to each loan, including the relative amount of financing the Company is contributing to the overall project cost, decision making rights or control held by the Company, and rights to expected residual gains or obligations to absorb expected residual losses from the project. If the Company is deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation treatment would be required.
The Company's three real estate loans partially finance the development activities of the Iris, Oxford Summit II, and Hampton Partners legal entities. Each of these entities, according to the Company's analysis, are deemed to be variable interest entities, or VIEs, due to the sufficiency of investment at risk, as well as the existence of exclusive, although limited, purchase options on the Trail II and Summit II loans. The Company is not the primary beneficiary of any of these three entities, and it does not exercise control by directing the activities that most significantly impact the entities' financial performance. Therefore, the Company has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their carrying value of approximately $14.9 million.

The Company is subject to a concentration of credit risk that could be considered significant with regard to all of its real estate loans and one note receivable, as identified specifically by the two named principals of the borrowers listed here and in note 5. These loans and notes total approximately $15.6 million and in the event of a total failure to perform by the borrowers, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity, guaranties of loan repayment, and project completion performance guaranties.

The borrowers and guarantors behind these real estate loans and the Oxford note described in note 5 collectively qualify as a major customer as defined in ASC 280-10-50. The Company recorded revenue from transactions with this major customer for the three-month and six-month periods ended June 30, 2012 of $333,615 and $472,613, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

5.    Notes Receivable
On March 26, 2012, the Company made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bears interest at 15% per annum and interest only payments are due beginning May 1, 2012, and continuing on a monthly basis until the maturity date of September 30, 2012. Oxford may prepay the loan at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by a personal guaranty of repayment issued by W. Daniel Faulk, Jr. and Richard A. Denny, the principals of Oxford.

On May 21, 2012, the Company made a loan in the amount of $575,000 to Madison Retail, LLC, or Madison, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The amount drawn by Madison as of June 30, 2012 was $255,290. The loan bears interest at 15% per annum and interest only payments are due beginning June 1, 2012, and continuing on a monthly basis until the maturity date of September 30, 2012. Madison may prepay the loan at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by a personal guaranty of repayment issued by Stephen H. Whisenant, the principal of Madison.

For the three-month and six-month periods ended June 30, 2012, the Company recorded interest income on these notes of $28,039 and $29,642, respectively.

6. Redeemable Preferred Stock
On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (registration number 333-176604) for our offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of our Preferred Stock and one Warrant to purchase 20 shares of our Common Stock. Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issue subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion, excluding limited holder death rights which expire two years after the applicable issuance date. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.
As of June 30, 2012, the Company had issued 10,018 Units and collected net proceeds of approximately $9.1 million from the Unit offering. The Preferred Stock carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. The number of Units issued was approximately 6.7% of the maximum 150,000 Units available to be issued, and consequently, at June 30, 2012, the Company cumulatively recognized approximately 6.7%, or $142,485 of the incurred offering costs related to the Unit offering as a reduction of stockholders’ equity. As of June 30, 2012, aggregate offering costs totaled approximately $2.2 million, of which approximately $2.1 million is still reflected on the consolidated balance sheet as deferred offering costs. The remainder of current and future deferred offering costs will likewise be recognized in the proportion of the number of Units issued to the maximum number of Units available to be issued, subject to a cap of 1.5% of the total proceeds from the Unit offering, which is the maximum amount of offering expenses for which its Manager will be reimbursed.

7. Related Party Transactions
John A. Williams, the Company's Chief Executive Officer, President and Chairman of the Board and Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board, are also executive officers and directors of NELL Partners, Inc., which controls the Manager. Mr. Williams is the Chief Executive Officer and President and Mr. Silverstein is the Executive Vice President, General Counsel and Secretary of the Manager.

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Chief Accounting Officer, are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of WOF. WRA is also the manager of the day-to-day operations of WRF.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

The third amended and restated management agreement, or Management Agreement, between the Company and its Manager entitles the Manager to receive compensation for various services it performs related to acquiring and managing properties on the Company's behalf:

		Three months ended		Six months ended
Type of Compensation	Basis of Compensation	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$89,715	$928,500	$89,715	$928,500
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total value of assets, as adjusted	133,499	107,727	261,391	107,727
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	100,494	75,053	200,507	75,053
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	54,922	37,539	107,585	37,539

		$378,630	$1,148,819	$659,198	$1,148,819

In addition to property management fees, the Company incurred reimbursable on-site personnel salary and related benefits expenses at the properties as follows:

Three months ended		Six months ended
June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

$238,857	$180,056	$491,478	$180,056

The Company’s Manager utilizes certain personnel of its affiliates to accomplish certain tasks related to raising capital, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager has requested reimbursement of $43,747 and $76,871 for the three-month and six-month periods ended June 30, 2012, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

•
Special limited partnership interest in the Operating Partnership - distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of an asset and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during the six-month period ended June 30, 2012.

8. Dividends

The Company declares and pays monthly cash dividend distributions on its Preferred Stock in the amount of $5.00 per share, prorated for partial months at issuance as necessary. In addition to $718 of accrued dividends applicable to the three-month period ended March 31, 2012, the Company's dividend activity on its Preferred Stock for the three-month period ended June 30, 2012 was:

Declaration date	Record date	Payment date	Dividend distributions
4/13/2012	4/30/2012	5/21/2012	$11,486
5/10/2012	5/31/2012	6/20/2012	25,406
6/22/2012	6/29/2012	7/20/2012	42,793

			$79,685

On February 2, 2012, the Company declared a quarterly dividend on its Common Stock of $0.13 per share. The dividend totaled $673,181 and was paid on April 16, 2012 to all holders of Common Stock of record as of March 30, 2012.

On May 10, 2012, the Company declared a quarterly dividend on its Common Stock of $0.13 per share. The dividend totaled $677,477 and was paid on July 16, 2012 to all holders of Common Stock of record as of June 29, 2012.

9. Lines of Credit

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
On October 12, 2010, the Company entered into a $1.0 million unsecured revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was reduced to $750,000 and the maturity date was extended to April 30, 2011. The line was only to be used to fund certain approved deposits and escrows related to the acquisition of real estate projects and related financings. The line had an interest rate of 4.25% per annum. For the three-month and six-month periods ended June 30, 2011, the Company incurred interest on this line of credit of $24 and $880, respectively. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.
10. Equity Compensation
Stock Incentive Plan
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

Restricted Stock Grants

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

On April 5, 2011, the Company granted a total of 26,000 shares of restricted Common Stock to its non-employee board members, in payment of their annual retainer fees. The Company records the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant. The fair value per share was deemed to be $10.00 per share (the IPO offering price) by Board resolution. Compensation cost in the amount of $260,000 was recognized on a straight-line basis over the period ending on the first anniversary of the grant date and all 26,000 shares vested on April 5, 2012. For the three-month and six-month periods ended June 30, 2012, stock compensation expense for these grants was $2,849 and $66,867. For both the three-month and six-month periods ended June 30, 2011, stock compensation expense for these grants was $61,973.

On May 10, 2012, the Company granted a total of 33,046 shares of restricted Common Stock to its non-employee board members, in payment of their annual retainer fees. The per-share fair value was $7.83 and total compensation cost in the amount of $258,750 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date or the next annual meeting of the Company's stockholders. For the three-month and six-month periods ended June 30, 2012, stock compensation expense was $43,333 for these grants. Unrecognized compensation expense was $215,417 and all 33,046 unvested shares were outstanding at June 30, 2012.

Directors’ Stock Grants

On February 2, 2012, the Company granted 2,988 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $6.12, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $18,287 was recorded in full at the grant date.

On May 5, 2011, the Company granted 1,872 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $9.62, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $18,009 was recorded in full at the grant date.

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

Because of the market condition determining the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair value, which will be amortized as compensation expense over the one-year period beginning on the grant date through the Initial Valuation Date. For the three-month and six-month periods ended June 30, 2012, stock compensation expense for these grants was $239,845 and $477,120 for these awards. Unrecognized compensation expense for these awards was $478,718 and all unvested Class B Units were outstanding at June 30, 2012.

The underlying valuation assumptions and results for the Class B Unit awards were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

	2011	2012

Grant dates	12/30/2011	1/3/2012
Stock price	$5.98	$6.05
Dividend yield	8.7%	8.6%
Expected volatility	35.29%	35.23%
Risk-free interest rate	2.73%	2.83%

Derived service period (years)	1.0	1.0

Number of Units granted	107,164	106,988
Calculated fair value per Unit, assuming:
50% vesting	$4.49	$4.50
100% vesting	$4.46	$4.47

Total fair value of Units	$479,559	$479,841

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

The risk-free rate assumption was obtained from the Federal Reserve yield table and is the interpolated rate between the 20 and 30 years yield percentages on U. S. Treasury securities on the grant dates.

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

Warrant

On March 31, 2011, as partial compensation for services rendered for the IPO, the Company issued to International Assets Advisory, LLC, or IAA, a warrant to purchase up to 150,000 shares of Common Stock. The exercise price is $12.50 per share, which is 125% of the gross IPO price of $10.00 per share. The warrant is currently exercisable and expires on March 31, 2015. The Company calculated the per-share fair value of the warrant using the Black-Scholes method. The underlying valuation assumptions were:

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

Since the Company has a limited amount of operating history in the public equity market, the expected volatility assumption was

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

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

11. Debt

Note Payable

On September 2, 2010, the Company borrowed $465,050 from WOF through the issuance of a promissory note. The note had an interest rate of 4.25% per annum and had a maturity date of April 30, 2011. The proceeds were used to reimburse for organizational, offering, acquisition and due diligence expenses. On April 5, 2011, the Company paid off this note in conjunction with the closing of the IPO and the private placement with WOF. The Company incurred interest on this note of $217 and $5,090 for the three-month and six-month periods ended June 30, 2011, respectively.

Mortgage Notes Payable

The Company partially financed the acquisitions of Stone Rise, Summit Crossing and Trail Creek with non-recourse mortgage notes collateralized only by the associated real estate assets for each community with no cross-collateralization of any of our other properties. Each mortgage requires payments of interest only from the dates of closing through May 1, 2014, then principal and interest are due on a 30-year amortization schedule through May 1, 2018, the date of maturity of each instrument. Interest expense on the mortgages for the three acquired properties was:

		Principal balance		Three months ended		Six months ended
	Acquisition date	as of June 30, 2012	Interest rate	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

			1 month LIBOR +
Stone Rise	4/15/2011	$19,500,000	2.77%	$148,346	$122,347	$298,090	$122,347

			Fixed
Summit Crossing	4/21/2011	20,862,000	4.71%	248,380	193,791	496,759	193,791

			1 month LIBOR +
Trail Creek	4/29/2011	15,275,000	2.8%	117,363	80,216	235,821	80,216

Total		$55,637,000		$514,089	$396,354	$1,030,670	$396,354

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

In addition, the Company recorded amortization of deferred loan costs related to these mortgages of $21,493 and $42,986 for the three-month and six-month periods ended June 30, 2012 and $21,541 for the three-month and six-month periods ended June 30, 2011. The interest expense and deferred loan cost amortization for the three-month and six-month periods ended June 30, 2011 began with the closing dates of the acquisition of the three multifamily properties and so do not reflect a full quarter of activity.
Variable monthly interest rates are capped at 7.25% and 6.85% for Stone Rise and Trail Creek, respectively. LIBOR was 0.245% on June 30, 2012. Based upon this current rate, the Company’s estimated future principal payments due on its debt instruments as of June 30, 2012 were:

Period	Future principal payments
Remainder of 2012	$—
2013	—
2014	606,151
2015	1,068,728
2016	1,107,350
thereafter	52,854,771

Total	$55,637,000

12. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year beginning January 1, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate for the period ended June 30, 2012.

13. Commitments and Contingencies

The Company is not currently subject to any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

14.    Segment Information

The Company evaluates the performance of its business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across two distinct segments: multifamily communities and real estate related financing.

Multifamily Communities - consists of owned residential multifamily communities.

Financing - consists of the Company's portfolio of mezzanine loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

The primary financial operating measure utilized internally by the Company's chief operating decision maker, or CODM, is Adjusted Funds from Operations, or AFFO. The Company defines and calculates AFFO as:

Net income/loss, excluding the effects of:

•	impairment charges on and gains/losses from sales of depreciable property;

•	depreciation and amortization charges;

•	acquisition costs;

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

•	organization costs;

•	non-cash equity compensation to directors and executives;

•	amortization of loan closing costs;

•	REIT establishment costs;

•	net loan origination fees received;

•	non-cash mezzanine loan interest income; and

•	normally recurring capital expenditures

The Company's reported AFFO results are not generally comparable to those reported by other companies. Investors are cautioned that AFFO is a non-GAAP measure which excludes acquisition costs which are generally recorded in the periods in which the properties are acquired (and often preceding periods). The CODM utilizes AFFO to gauge the results of the operating performance of the Company's portfolio of real estate-related assets. As a widely accepted industry financial measure, the Company believes AFFO is useful to investors as a supplemental gauge of its operating performance and is useful in comparing its operating performance with other real estate companies that are not as involved in ongoing acquisition activities. AFFO is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which the Company believes to be net income/loss available to common stockholders.

The following table presents the Company's AFFO results by reportable segment. The amounts on the line entitled 'Other' consist of expense attributable to equity compensation awards, asset management fees and general and administrative expense fees incurred at the Operating Partnership level, professional fees, and other miscellaneous costs not allocable to either reportable segment. Assets by reporting segment are not reviewed by, nor reported to, the CODM and are therefore not presented.

	Three months ended:
	June 30, 2012	June 30, 2011
Revenues

Multifamily communities	$2,523,702	$1,876,938
Financing	337,279	1,333
Consolidated revenues	$2,860,981	$1,878,271

Adjusted funds from operations attributable to common stockholders (AFFO):

Multifamily communities	$1,033,577	$2,195,680
Financing	313,078	75,666
Other	(515,675)	(1,841,489)
Consolidated AFFO	830,980	429,857

Depreciation of real estate assets	(910,227)	(754,995)
Amortization of acquired intangible assets	—	(2,041,823)
Acquisition costs	—	(1,442,444)
Organization costs	(1,593)	(7,072)
Non-cash equity compensation to directors and executives	(286,027)	(79,982)
Amortization of loan closing costs	(21,493)	(21,541)
REIT establishment costs	—	(9,940)
Depreciation/amortization of non-real estate assets	(6,788)	(5,290)
Net mezzanine loan fees received	(89,715)	(74,333)
Non-cash mezzanine loan interest income	113,871	—
Normally recurring capital expenditures	57,436	26,948

Net loss attributable to common stockholders	$(313,556)	$(3,980,615)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

15. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net loss attributable to the Company	$(234,589)	$(3,980,615)	$(711,226)	$(4,413,848)

Dividends on Series A Redeemable
Preferred Stock (See Note A below)	(78,967)	—	(79,685)	—
Net loss attributable to non-controlling interests	—	—	—	—

Net loss attributable to common stockholders	(313,556)	(3,980,615)	(790,911)	(4,413,848)
Earnings attributable to unvested restricted shares
(See Note B below)	(4,296)	(3,250)	(8,592)	(6,500)

Net loss attributable to common stockholders, net of
unvested restricted stock	$(317,852)	$(3,983,865)	$(799,503)	$(4,420,348)

Denominator:
Weighted average number of shares of Common
Stock - basic	5,177,170	4,886,486	5,164,167	2,474,973
Effect of dilutive securities (See Note C below):
Warrant	—	—	—	—
Class B Units	—	—	—	—
Weighted average number of shares of Common Stock
- diluted	5,177,170	4,886,486	5,164,167	2,474,973

Loss per weighted average share - basic and diluted	$(0.06)	$(0.81)	$(0.15)	$(1.78)

(A) The Company’s issuances totaling 10,018 shares of Preferred Stock which accrue dividends at an annual rate of 6.0% of the stated value of $1,000 per share, payable monthly.

(B) The Company's unvested restricted share awards (33,046 and 26,000 shares of Common Stock at June 30, 2012 and June 30, 2011, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses to date, the cumulative dividends declared as of June 30, 2012 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

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

16. Pro Forma Financial Information

The Company’s condensed pro forma financial results, assuming the acquisitions of Stone Rise, Summit Crossing, and Trail Creek were hypothetically completed on January 1, 2011 were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Pro forma:
Revenue	$2,860,981	$2,463,686	$5,495,882	$4,858,564
Amortization of intangibles	—	(2,938,463)	—	(5,537,067)
Depreciation expense	(872,905)	(1,000,040)	(1,745,810)	(1,956,642)
Acquisition costs	—	(573,944)	(912)	(1,662,160)
Organization costs	(1,593)	(7,072)	(1,593)	(94,372)
Property operating expenses	(1,125,923)	(1,213,423)	(2,180,767)	(2,268,640)
Other expenses	(1,051,040)	(818,077)	(2,129,420)	(1,554,860)

Net loss	$(190,480)	$(4,087,333)	$(562,620)	$(8,215,177)

Pro forma basic and diluted loss per share	$(0.04)	$(0.83)	$(0.11)	$(1.67)

Pro forma weighted average outstanding shares,
basic and diluted	5,177,170	4,907,718	5,173,285	4,907,135

Since the Company commenced operations with its IPO on April 5, 2011, pro forma adjustments have been made to corporate general and administrative expenses for the three-month and six-month periods ended June 30, 2011. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2011, nor should they be interpreted as expectations of future results.

17. Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, notes receivable, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature. The Company does not have any assets or liabilities measured at fair value on a recurring basis.

The following tables provide estimated fair values based upon unobservable (Level 3) assumption inputs of the Company’s other financial instruments, which include mortgage notes collateralized only by the Company’s three acquired apartment communities and its real estate loans and bridge loan assets:

	As of June 30, 2012
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$14,914,128	$15,767,663	$—	$—	$15,767,663
Financial Liabilities:
Mortgage notes payable	$55,637,000	$57,093,208	$—	$—	$57,093,208

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2012
(unaudited)

	As of December 31, 2011
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$6,000,000	$6,490,022	$—	$—	$6,490,022
Financial Liabilities:
Mortgage notes payable	$55,637,000	$56,728,053	$—	$—	$56,728,053

The fair value of the real estate loans are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. For the Summit and Trail loans, the fair values also contain separately-calculated estimates of the fair value of the Company’s purchase options on the to-be-developed properties. These estimates were developed utilizing internal estimates of the properties' net operating income once stabilized and internal estimates of projected capitalization rates at the midpoint of the Company’s option windows. These factors were used to estimate the future fair market value of the stabilized property. The difference between this result and the Company’s purchase price per the option was discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

The fair values of the Company’s two variable rate mortgages are believed to approximate their carrying values, as long as market interest rates remain below the levels of the interest rate caps in place on these two notes. The fair value of the fixed rate mortgage on the Company’s Summit Crossing property was developed using market quotes of the fixed rate yield index and spread for seven year notes as of the reporting date. Consideration is taken of the current margin rates and spreads relative to the interest rate caps in performing this analysis. The present value of the cash flows were calculated using the original interest rate in place on the Summit mortgage and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgage.

18. Subsequent Events

On July 17, 2012, the Company issued 256 Units and collected net proceeds of $232,320.
On July 22, 2012, the Company declared a monthly dividend of $5.00 per share of its Preferred Stock (plus a prorated amount for June and July with respect to certain shares that were issued on June 28, 2012, and July 17, 2012), which will total $50,879 and is payable on August 20, 2012 to applicable preferred stockholders of record as of July 31, 2012.
On July 31, 2012, the Company issued 408 Units and collected net proceeds of $370,261.
On August 2, 2012, the Company declared a monthly dividend of $5.00 per share of its Preferred Stock (plus a prorated amount for July with respect to certain shares that were issued on July 17, 2012 and July 31, 2012), which will total $54,119 and is payable on September 20, 2012 to applicable preferred stockholders of record as of August 31, 2012.
On August 2, 2012, the Company declared a quarterly dividend on its Common Stock of $0.14 per share, payable on October 15, 2012 to all holders of Common Stock of record as of September 28, 2012.

On August 2, 2012, the Company granted 780 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $7.88, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $6,146 was recorded in full at the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On May 7, 2012, we made a mezzanine loan of approximately $6.1 million to Oxford Summit Apartments II LLC, or Oxford Summit II, a Georgia limited liability company and a related party, to partially finance the construction of a 140-unit multifamily townhome community located adjacent to our existing Summit Crossing multifamily community in metro Atlanta, Georgia. We also received an option to purchase the property for a period of four months following completion of construction, lease up and stabilization for $19,254,155. The loan pays interest at a fixed rate of 8.0% per annum and matures on May 8, 2017. If the property is sold to, or refinanced by, a third party before or after the option period, we will be entitled to receive a breakup fee equal to the amount required to provide us with a 14% simple interest return on the loan, in addition to loan fees received at closing, which totaled 2% of the loan amount.

On June 29, 2012, we made a real estate acquisition bridge loan in the amount of $2,868,471 to Iris Crosstown Apartments LLC, or Iris, a Georgia limited liability company, to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. The bridge loan matures on December 31, 2012, with no option to extend and pays current monthly interest of 8.0% per annum. If Iris sells the property to a third party or refinances the bridge loan at any time during its term, we will be entitled to an additional 6.0% exit fee.

As of June 30, 2012, we had cumulatively issued 10,018 Units and collected net proceeds of approximately $9.1 million from our continuous public offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our series A redeemable preferred stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our common stock, par value $.01 per share, or Common Stock. The Unit offering is discussed in detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We declare and pay monthly cash dividend distributions on the outstanding shares of our Preferred Stock, in the amount of $5.00 per share, prorated for partial months at issuance as necessary. We declared and paid dividends on these shares totaling $36,892 through June 30, 2012 and an additional $42,793 which was paid on July 20, 2012.

On May 10, 2012, we declared a quarterly dividend on our Common Stock of $0.13 per share. The dividend totaled $677,476 and was paid on July 16, 2012 to all holders of Common Stock of record as of June 29, 2012.

For the three-month period ended June 30, 2012, we recorded Adjusted Funds From Operations Attributable to Common Stockholders, or AFFO, of $830,980. Net cash provided by operating activities was $869,992 for the same period and was more than sufficient to fund our second quarter dividend distributions on our Preferred Stock and our Common Stock.

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2011 that was filed with the SEC on March 15, 2012, and as may be supplemented by any amendments to our risk factors in our quarterly reports on Form 10-Q, which are accessible on the SEC’s website at www.sec.gov.
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

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended. We will conduct substantially all of our operations through Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, in which we owned an approximate 100% interest as of June 30, 2012.

We commenced revenue-generating operations in April 2011.

Industry Outlook

We believe gradual, albeit potentially sporadic, improvement in the United States' economy will occur over the coming quarters, which should eventually translate into more stable job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector.  We expect current occupancy rates to generally remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction, although increasing, is currently below historical levels due to a difficult construction financing environment, which, we believe, should help to keep occupancies stable.

Historically low U.S. Treasury yields and competitive lender spreads have created a favorable borrowing environment for multifamily owners.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. Government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  We expect the market to continue to remain favorable for borrowing as the equity and debt markets continue to view the U.S. multifamily sector as a desirable investment.  We expect the supply of multifamily housing units to eventually grow as market rent increases overcome financing, commodity, and other cost challenges, boosting revenue projections and making more construction projects viable for builders and developers.

We believe the combination of a more sustainable current and future lending approach from the banking industry, coupled with continued hesitance and reluctance among prospective homebuyers concerning the net benefits of home ownership versus renting will continue to work in the multifamily sector's favor, resulting in gradual increases in market rents, lower concessions, and opportunities for increases in ancillary fee income.  In addition, we believe immigration rates to the U.S. may be lower than in recent years, driven by fewer available jobs due to the economic downturn and legislation in place in certain states aiming to curb illegal immigration.  As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a marginal softening of market conditions due to this factor.  More than offsetting this effect, we believe, will be a firming effect on market conditions by the ongoing migration of the domestic echo-boomer generation into the workforce, resulting in a net increase in demand for rental housing.

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
Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 5 to 10 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Third-party acquisition costs are generally be expensed as incurred. Repairs, maintenance and resident turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized and depreciated over the items' estimated useful lives. Repairs, maintenance and resident turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
Real Estate Acquisition Valuation. We generally record the acquisition of income-producing real estate as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs generally are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense.
We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining average non-cancelable term of the leases. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases.
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. These estimates include estimated carrying costs, such as real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods. Acquired in-place lease value are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases.
Estimating the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, the number of years the property will be held for investment, and market interest rates. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
Impairment of Real Estate, Loans and Related Intangible Assets. We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate, loans and related intangible assets may not be recoverable or realized. When conditions suggest that our tangible and intangible assets may be impaired, we compare their carrying value to their estimated undiscounted future cash flows, including proceeds from their eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our tangible and intangible assets, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. Fair market value is determined based on a discounted cash flow analysis. This analysis requires us to use future estimates of net operating income, expected hold period, capitalization rates and discount rates. The use of inappropriate assumptions would result in an incorrect valuation of the assets which would impact the amount of our net income and our assets on our balance sheet.

Real Estate Loans
We extend loans for purposes such as to provide partial financing for the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans we extend include characteristics such as exclusive options to purchase the project within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to fall under the definition of a variable interest entity, or VIE, and thus trigger consolidation consideration. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold, and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation treatment would be required. Arriving at these conclusions requires us to make significant assumptions and judgments concerning each project, especially with regard to our estimates of future market capitalization rates and property net operating income projections. Additionally, we analyze each loan arrangement and utilize these same assumptions and judgments for consideration of whether the loan qualifies for accounting as a loan or as an investment in a real estate development project.
Rents and Other Receivables

We periodically evaluate the collectability of amounts due from residents and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements. The balance of amounts due from residents are written off when we deem the amounts to be uncollectible.

Revenue Recognition

We expect to lease apartment units under operating leases with terms generally of thirteen months or less. Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are not material.

We recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether our receivable, if any, is subject to future subordination, and the degree of our continuing involvement with the property after the sale, if any. If the criteria for profit recognition under the full-accrual method are not met, we defer gain recognition and account for the continued operations of the property by applying the reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan using the effective interest method. Direct loan origination fees and origination or acquisition costs, is amortized over the life of the loan as an adjustment to interest income. We stop accruing interest on loans when there is concern as to the ultimate collection of principal or interest of the loan, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

Promotional fees received from service providers at our properties are deferred and recognized on a straight-line basis over the term of the agreement.

Income Taxes

We elected to be taxed as a REIT, under the Code effective with our tax year ended December 31, 2011. We had no taxable income prior to that date. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not equal net income as calculated in accordance with United States generally accepted accounting principles, or GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service, or IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner as to maintain our election for treatment as a REIT.

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

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification. This new standard clarifies the guidance concerning deconsolidation of a subsidiary that is in substance real estate upon the event of default of that subsidiary’s nonrecourse debt. Generally, deconsolidation of a subsidiary in this circumstance is not appropriate until the collateral is legally transferred to the lender and the indebtedness is extinguished. This guidance is effective for annual and interim periods beginning after June 15, 2012. Our adoption of this guidance did not have a material effect on our financial position or results of operations.

Results of Operations

Overview

We commenced business operations in the second quarter of 2011 with the acquisitions of the Stone Rise, Summit Crossing, and Trail Creek multifamily communities (each as defined below) on April 15, 21 and 29, 2011, respectively. Our portfolio, as of June 30, 2012, also includes two mezzanine real estate construction loans, totaling approximately $12.1 million, both with exclusive options to purchase the properties once developed, and a real estate acquisition bridge loan of approximately $2.9 million.

We recorded net losses attributable to common stockholders of approximately $314 thousand and $4.0 million for the three-month periods ended June 30, 2012, and 2011, respectively.

The highlights of our second quarter 2012 operating results include:

•
We continue to hold no debt at the Company or Operating Partnership levels. We have no cross-collateralization of our real estate assets, and have no contingent liabilities at the Company or Operating Partnership levels with regard to our secured mortgage debt on our communities or otherwise.

•
Through June 30, 2012, we have cumulatively issued 10,018 Units and collected net proceeds of approximately $9.1 million from our continuous public offering of up to a maximum of 150,000 Units. During the second quarter, we deployed approximately $9.0 million in two real estate loans, which are discussed in detail in this "Results of Operations" section.

•
Declared a quarterly dividend of $677,477, or $0.13 per share of Common Stock, which was paid on July 16, 2012 to all common stockholders of record as of June 29, 2012. On August 2, 2012, we declared a quarterly dividend on our Common Stock of $0.14 per common share, which is payable on October 15, 2012 to all common stockholders of record as of September 28, 2012. The $0.14 per share represents a 7.7% increase from the previous amount of $0.13 per share. We currently expect to continue our dividend distributions on our Common Stock at the $0.14 per share level for the fourth quarter of 2012.

•
Declared and paid monthly dividends on our Preferred Stock, which totaled approximately $37 thousand. Our June Preferred Stock dividend totaled approximately $43 thousand and was paid on July 20, 2012.

•
AFFO for the three-month period ended June 30, 2012 was $830,980 and cash provided by operating activities was $869,992, which was more than sufficient to fund our second quarter Common Stock and Preferred Stock dividends. See the Adjusted Funds From Operations Attributable to Common Stockholders section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of this non-GAAP measure and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure.

Acquired properties

On April 15, 2011, we acquired 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), or Stone Rise, the fee-simple owner of a multifamily community located in suburban Philadelphia, Pennsylvania. Williams Opportunity Fund, LLC, or WOF, owned the membership interests in Stone Rise Apartments, LLC. The Stone Rise Apartments membership interests were acquired from Oxford Rise Partners LLC, a Georgia limited liability company, and WOF.  As of April 15, 2011, WOF owned approximately 19.75% of our outstanding Common Stock.  As of June 30, 2012, WOF owned approximately 2.75% of our Common Stock. In addition, John A. Williams, our President, Chief Executive Officer and Chairman of the Board, indirectly owns an approximate 1.0% membership interest in WOF.  In connection with the acquisition, we paid an acquisition fee of $301,500, or 1.0% of the contract purchase price, to our Manager, of which WOF received $3,015 through its special limited liability company interest in our Manager which entitles WOF to receive 1% of our Manager's gross revenues.

On April 21, 2011, we acquired 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), or Summit Crossing, the fee-simple owner of a multifamily community located in suburban Atlanta, Georgia. The PAC Summit Crossing membership interests were acquired from Oxford Summit Development LLC, a Georgia limited liability company, and Williams Realty Fund I, LLC, or WRF.  As of April 21, 2011, WRF owned approximately 13.62% of our outstanding Common Stock.  As of June 30, 2012, WRF owned approximately 0.15% of our Common Stock. In addition, Mr. Williams indirectly owns an approximate 7.0% membership interest in WRF. In connection with the acquisition, we paid an acquisition fee of $332,000, or 1.0% of the contract purchase price, to our Manager, of which WOF received $3,220 through its special limited liability company interest in our Manager.

On April 29, 2011, we acquired Oxford Trail, a multifamily community located in Hampton, Virginia from Oxford Trail JV LLC, or Trail Creek. WRF owned an approximately 10% membership interest in Oxford Trail JV LLC.   Separate from Mr. Williams' membership interest in WRF, Mr. Williams received approximately $62,600 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  Leonard A. Silverstein, the Company's Executive Vice President, General Counsel, Secretary and Vice Chairman of the Board received $20,375 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  In connection with the acquisition, we paid an acquisition fee of $235,000, or 1.0% of the contract purchase price, to our Manager of which WOF received $2,350 through its special limited liability company interest in our Manager.

Community	Purchase Price (millions)	Mortgage Amount (millions)	Debt / Purchase Price

Summit Crossing	$33.20	$20.86	62.8%
Trail Creek	23.50	15.28	65.0%
Stone Rise	30.15	19.50	64.7%

Total	$86.85	$55.64	64.1%

					As of:	Three months ended:
					June 30, 2012	June 30, 2012
Property		Year Completed	Number of Units	Average Unit Size (sq. ft.)	Physical Occupancy (1)	Average Economic Occupancy (2)

Summit Crossing		2007	345	1,034	95.7%	93.0%
Trail Creek		2006	204	988	92.2%	88.8%
Stone Rise		2008	216	1,078	94.9%	91.2%

Total			765	1,033	94.5%	91.3%

	(1)	Count of occupied units (including models) divided by total units at reporting date.
	(2)	Gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions
		divided by gross potential rent.

Real estate loans
Trail II
On June 30, 2011, we made a mezzanine loan, or Trail II, of $6.0 million to Oxford Hampton Partners LLC, or Hampton Partners, a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to our existing Trail Creek multifamily community in Hampton, Virginia. Hampton Partners was required to fully draw down the mezzanine loan on the closing date. Hampton Partners paid $302,300 to WRF from the proceeds of the mezzanine loan to retire an outstanding short term loan that matured on the closing date of the Trail II mezzanine loan.

The Trail II mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option (but not an obligation) to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, we will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then we will be entitled to receive an exit fee equal to the amount required to provide us with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, we will accrue each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. As of June 30, 2012, the Company earned approximately $64 thousand of additional exit fee income.

If we exercise the purchase option and acquire the property, any accrued and unpaid exit fee will be treated as additional basis in the acquired project.

The Trail II mezzanine loan is secured by a pledge of 100% of the membership interests of Hampton Partners, of which WRF is an approximately 100% indirect owner. Partial prepayment of the mezzanine loan is not permitted without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, both unaffiliated third parties, have guaranteed to us the completion of the project in accordance with the plans and specifications. This guaranty is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement with the senior lender.

In connection with the closing of the Trail II mezzanine loan, we received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. We paid an acquisition fee of $60,000 to our Manager out of these funds, of which WOF received $600 through its special limited liability company interest in our Manager. The net fees received by us will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

Oxford Summit II

On May 7, 2012, we made a mezzanine loan of approximately $6.1 million to Oxford Summit Apartments II LLC, or Oxford Summit II, to partially finance the construction of a 140-unit multifamily townhome community located adjacent to our existing Summit Crossing multifamily community in metro Atlanta, Georgia.

The Oxford Summit II mezzanine loan matures on May 8, 2017, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option (but not an obligation) to purchase the property for a period of four months following completion of construction, lease up and stabilization for $19,254,155. If the property is sold to, or refinanced by, a third party before or after the option period, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% simple interest return on the loan, in addition to loan fees received at closing, which totaled 2% of the loan amount. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 14% simple interest return, we will accrue each period the additional exit fee earned based on the 14% rate assuming the loan was paid off at period end. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. As of June 30, 2012, the Company earned approximately $56 thousand of additional exit fee income.

If we exercise the purchase option and acquire the property, any accrued and unpaid exit fee will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of Oxford Summit II, as well as by personal guaranties of repayment by the principals of Oxford Summit II. The guaranties are to remain in effect until a certificate of occupancy is obtained for the property. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent.

In connection with the closing of the mezzanine loan, we received a loan fee of 2% of the loan amount, or $122,061 and we paid an acquisition fee of $61,030 to our Manager out of these funds, of which WOF received $610 through its special limited liability company interest in our Manager. The net fees received by us will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

Iris

On June 29, 2012, we made a real estate acquisition bridge loan in the amount of $2,868,471 to Iris to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. The bridge loan matures on December 31, 2012, with no option to extend and pays current monthly interest of 8.0% per annum. We will receive an additional 6.0% interest as an exit fee, which will be due and payable if Iris sells the property to a third party or refinances the bridge loan at any time during its term.

Three Months and Six Months Ended June 30, 2012 and 2011

Revenues

We recorded total rental revenue of approximately $2.2 million, or 78.4% of total revenues for the three-month period ended June 30, 2012, versus approximately $1.7 million, or 90.1% of total revenues for the three-month period ended June 30, 2011. We recorded total rental revenue of approximately $4.5 million, or 81.4% of total revenues for the six-month period ended June 30, 2012, versus approximately $1.7 million, or 90.1% of total revenues for the six-month period ended June 30, 2011.

These increases in rental revenue were primarily due to the acquisitions of our three multifamily communities in April of 2011 and consequently, full periods of activity were not recorded for the 2011 periods. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from acquired multifamily communities. At June 30, 2012, the combined properties had physical occupancy rates, including model units, of 94.5% of the total units available for rent, including model units, versus 94.6% at June 30, 2011. Despite this flat physical occupancy trend, we experienced overall property revenue growth of approximately 4.4% for the month of June 2012 as compared to the month of  June 2011.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. Other property revenues were approximately 9.9% of total revenues for each of the three-month and six-month periods ended June 30, 2012 and June 30, 2011. The increases in other property revenues for the three-month and six-month periods ended June 30, 2012 were primarily due to the acquisitions of the three communities in April 2011.

Interest income from our real estate loans increased substantially due to (i) recording a full quarter of interest income from our Trail II loan during the three-month period ended June 30, 2012, and (ii) the closing on May 7, 2012 of our Oxford Summit II loan. The closing of our Iris loan on June 29, 2012 did not contribute substantively to the period's results.

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Summit II
Interest income	$74,128	$—	$74,128	$—
Accrued exit fee	55,596	—	55,596	—
Net loan fee revenue recognized	2,558	—	2,558	—
Total	132,282	—	132,282	—

Trail II
Interest income	120,000	1,333	240,000	1,333
Accrued exit fee	51,180	—	64,250	—
Net loan fee revenue recognized	4,228	—	8,553	—
Total	175,408	1,333	312,803	1,333

Iris
Interest income	1,232	—	1,232	—
Net loan fee revenue recognized	318	—	318	—
Total	1,550	—	1,550	—

Total interest income from real estate loans	$309,240	$1,333	$446,635	$1,333

In addition, we recorded $28,039 in interest income from several short term notes receivable for the three-month period ended June 30, 2012.

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $628 thousand and $437 thousand for the three-month periods ended June 30, 2012 and 2011, respectively. We recorded these same expenses of approximately $1.2 million and $437 thousand for the six-month periods ended June 30, 2012 and 2011, respectively. The increases were driven by the ownership and operation of the three acquired multifamily properties for full periods in 2012 versus 2011. The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs, and landscaping costs. The number of employees assigned by our property manager to our three multifamily communities at June 30, 2012 is not expected to change materially over the foreseeable future. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $100 thousand and $75 thousand for the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $201 thousand and $75 thousand for the six-month periods ended June 30, 2012 and 2011, respectively. We also paid general and administrative expense fees and asset management fees to our Manager which totaled approximately $188 thousand and $145 thousand for the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $369 thousand and $145 thousand for the six-month periods ended June 30, 2012 and 2011, respectively. General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted. The percentage of these costs charged is governed by the Third Amended and Restated Management Agreement with our Manager. These increases were also attributable to the ownership and operation of the three acquired multifamily communities for the full three-month and six-month periods in 2012 versus 2011.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. The current assessed values of our communities, the estimated annual effective tax rates and expected total property taxes for 2012, as of June 30, 2012 were:

Property	Assessed Value	Expected Property Tax Rate	Expected Property Taxes, FYE 2012

Stone Rise	$11,130,000	3.22%	$358,581
Summit Crossing	6,250,332	2.66%	166,096
Trail Creek	20,795,600	1.09%	227,399

Total	$38,175,932	1.97%	$752,076

We generally expect the assessed values of our multifamily communities to rise over time, owing to our expectation of improving market conditions, pressure on municipalities to raise revenues and increased activity in the transactional market. The values of the Stone Rise and Trail Creek communities have not yet been reassessed by the municipalities from 2011. However, we have some insurance against any potential rise in assessments at Stone Rise because its assessed value is frozen through 2015, unless there is a county wide reassessment. Summit Crossing's 2012 tax valuation was increased by the municipality in which it resides during the second quarter to $6,250,332, an increase of 8.45%.

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $917 thousand and $2.8 million for the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $1.9 million and $2.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. The 2011 three-month and six-month periods both included amortization of acquired intangible assets of approximately $2.0 million. These assets were amortized in full during 2011 and there were no such expenses for the 2012 periods.

Acquisition costs

We recorded acquisition costs for our three multifamily communities of approximately $1.4 million and $1.7 million for the three-month and six-month periods June 30, 2011. The costs in the 2011 periods were primarily related to due diligence, purchase negotiation, appraisals, and other costs related to the three acquired multifamily communities, which were all acquired in April 2011.

Professional fees

We recorded professional fee expenses of approximately $87 thousand and $187 thousand for the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $170 thousand and $232 thousand for the six-month periods ended June 30, 2012 and 2011, respectively. These costs consist principally of fees for audit, tax and legal work performed and the decreases were due to higher accounting and legal costs incurred in the 2011 periods related to audits of our initial financial statements as a publicly held company and fees for tax consulting services.

Interest expense

We recorded interest expense of approximately $536 thousand and $419 thousand for the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $1.1 million and $435 thousand for the six-month periods ended June 30, 2012 and 2011, respectively. Interest expense on mortgage indebtedness from the three acquired communities was approximately $514 thousand and $396 thousand and amortization of deferred loan costs on the mortgage indebtedness was approximately $21 thousand for both the three-month periods ended June 30, 2012 and 2011, respectively. Interest expense on mortgage indebtedness from the three acquired communities was approximately $1.0 million and $396 thousand for the six-month periods ended June 30, 2012 and 2011, respectively. Amortization of deferred loan costs on the mortgage indebtedness was approximately $43 thousand and $22 thousand for the six-month periods ended June 30, 2012 and 2011, respectively.

The increases in interest expense for the 2012 periods were due to the acquisitions of the three multifamily properties in April of 2011 and consequently, less than full periods of interest were accrued and paid for the corresponding 2011 period. Interest expense for the prior year periods also included a nominal amounts of interest on the note payable and on the two lines of credit due to WOF, all of which were paid and retired in April 2011 with proceeds from the IPO.

Equity compensation to directors and executives

We recorded amortization expense related to equity compensation to our directors and executives of approximately $286 thousand and $80 thousand for the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $606 thousand and $80 thousand for the six-month periods ended June 30, 2012 and 2011, respectively. The primary factor driving these increases in the 2012 periods was the inclusion of amortization expense for the 2012 and 2011 Class B Unit awards to our four principal executives of approximately $240 thousand and $477 thousand for the three-month and six-month 2012 periods, respectively. Amortization of our annual restricted stock awards to our independent directors was approximately $46 thousand and $110 thousand for the three-month and six-month 2012 periods, respectively. The three-month and six-month 2011 periods included amortization of our annual restricted stock awards to our independent directors of approximately $62 thousand and the expense related to stock granted to our independent board members as compensation for service on board committees of approximately $18 thousand. No equity compensation awards were issued prior to March 31, 2011.

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

Adjusted Funds From Operations Attributable to Common Stockholders (“AFFO”)

AFFO makes further adjustments to FFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. We calculate AFFO as:

FFO, plus:

•	Acquisition costs;

•	Organization costs;

•	Non-cash equity compensation to directors and executives;

•	Amortization of loan closing costs;

•	REIT establishment costs;

•	Depreciation and amortization of non-real estate assets; and

•	Net loan origination fees received;
Less:

•	Non-cash mezzanine loan interest income; and

•	Normally recurring capital expenditures

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

		Three months ended:
		6/30/2012	6/30/2011

Net loss attributable to common stockholders		$(313,556)	$(3,980,615)

Add:	Depreciation of real estate assets	910,227	754,995
	Amortization of acquired intangible assets	—	2,041,823

Funds from operations attributable to common stockholders		596,671	(1,183,797)

Add:	Acquisition costs	—	1,442,444
	Organization costs	1,593	7,072
	Non-cash equity compensation to directors and executives	286,027	79,982
	Amortization of loan closing costs	21,493	21,541
	REIT establishment costs	—	9,940
	Depreciation/amortization of non-real estate assets	6,788	5,290
	Net mezzanine loan fees received	89,715	74,333
Less:	Non-cash mezzanine loan interest income	(113,871)	—
	Normally recurring capital expenditures	(57,436)	(26,948)

Adjusted funds from operations attributable to common stockholders		$830,980	$429,857

Common Stock dividends:
	Declared	$677,477	$646,487
	Per share	$0.130	$0.125

Weighted average shares outstanding - basic and diluted (A)		5,177,170	4,886,486

Actual shares outstanding at June 30, 2012 and 2011, including
33,046 and 26,000 unvested shares of restricted Common Stock
at June 30, 2012 and 2011, respectively		5,211,359	5,171,899

(A) The dilutive effect of potential common stock equivalents was excluded from the calculation of weighted average shares outstanding because the Company recorded a net loss for the three-month periods ended June 30, 2012 and 2011.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities;

•	interest expense on our outstanding property level debt;

•	monthly distributions that we pay to our preferred stockholders; and

•	quarterly distributions that we pay to our common stockholders.

Our net cash provided by operating activities for the six-month period ended June 30, 2012 was approximately $1.8 million and net cash used in operating activities for the six-month period ended June 30, 2011 was approximately $820 thousand. We had net cash used in operating activities in the prior comparable period, rather than net cash provided by operating activities, since we commenced business operations following our IPO in the second quarter of 2011 and also incurred approximately $1.7 million of acquisition costs in that period. The net cash provided by operating activities in the 2012 period reflects a full period of operational results from our multifamily communities, interest income from our real estate loans and an immaterial amount of acquisition costs.

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

We also earn interest revenue from the issuance of real estate-related loans and may receive fees at the inception of these loans for originating them and setting aside funds to procure them. Interest revenue we record on these loans is influenced by (1) market interest rates on similar loans; (2) the availability of credit from alternative financing sources; (3) the desire of borrowers to finance new real estate projects; and (4) unique characteristics attached to these loans, such as exclusive purchase options.

Our net cash used in investing activities was approximately $10.1 million and $93.3 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. The 2012 period included disbursements for the Summit II and Iris loans of approximately $8.9 million and the issuance of our two other promissory notes totaling approximately $905 thousand. During the 2011 period, we disbursed approximately $87.4 million to acquire our three multifamily properties and $6.0 million for the Trail II real estate loan.

Cash used in or provided by investing activities is primarily driven by acquisitions and dispositions of multifamily properties and acquisitions and maturities or other dispositions of other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We have no current plans to dispose of any of our properties and will seek to acquire more properties at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the six-month period ended June 30, 2012, our capital expenditures were:

	Summit	Trail	Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$4,993	$160,552	$4,788	$170,333
Other nonrecurring capital expenditures	—	5,850	1,166	7,016
Total nonrecurring capital expenditures	4,993	166,402	5,954	177,349

Normally recurring capital expenditures	37,374	42,065	30,330	109,769
Total capital expenditures	$42,367	$208,467	$36,284	$287,118

Net cash provided by financing activities was approximately $6.6 million and $99.7 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. During the 2012 period, we received net proceeds of approximately $9.1 million from the issuance of 10,018 Units. Partially offsetting this cash inflow were the payments of our Preferred Stock and Common Stock dividends totaling approximately $1.4 million and of deferred offering costs of approximately $1.1 million. The financing cash inflows during the 2011 period consisted primarily of proceeds from sales of Common Stock of approximately $46.1 million and proceeds from mortgage notes payable on our three acquired multifamily properties of approximately $55.6 million.

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

For the six-month periods ended June 30, 2012 and June 30, 2011, our Common Stock dividend and cash-generating activity was:

Three-month period ended	Dividend per share of Common Stock	Dividends declared	Cash flow from operations
3/31/2011	$—	$—	$(122,686)
6/30/2011	$0.125	$646,487	$(697,122)

3/31/2012	$0.13	$673,181	$927,394
6/30/2012	$0.13	$677,477	$869,992

We commenced business operations on April 5, 2011 and acquired three multifamily communities and a real estate loan during the second quarter of 2011. As shown above, our cash flow used in operations for the three-month period ended June 30, 2011 was $697,122, as our business operations did not span the entire period. Our cash flow from operations for the three-month period ended June 30, 2012 was $869,992, which was sufficient to fund both our quarterly Common Stock dividend and our Preferred Stock dividends for the quarter.

On February 2, 2012, our board of directors approved, and we declared, a quarterly Common Stock dividend of $0.13 per share, a 4% increase from the previous quarter. The dividend totaled $673,181 and was paid on April 16, 2012 to stockholders of record on March 30, 2012.

On May 10, 2012, our board of directors approved, and we declared, a quarterly Common Stock dividend of $0.13 per share. The dividend totaled $677,477 and was paid on July 16, 2012 to all holders of Common Stock of record as of June 29, 2012.

On August 2, 2012, we declared a quarterly dividend on our Common Stock of $0.14 per share, an increase of 7.7% from the previous quarter. The dividend is payable on October 15, 2012 to all holders of Common Stock of record as of September 28, 2012. For the remainder of 2012, we currently expect to maintain a quarterly dividend payment to holders of our Common Stock of $0.14 per share. Our board of directors will review the Common Stock dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

In addition to $718 of accrued dividends payable for the three-month period ended March 31, 2012, for the six-month period ended June 30, 2012, our Preferred Stock dividend activity consisted of:

	Declaration date	Record date	Payment date	Dividend distributions	(1)
	4/13/2012	4/30/2012	5/21/2012	$11,486
	5/10/2012	5/31/2012	6/20/2012	25,406
	6/22/2012	6/29/2012	7/20/2012	42,793

				$79,685

(1)	The Preferred Stock receives dividend distributions of $5.00 per share for each full month and, for shares outstanding for less than a full month, an amount based on such monthly rate.

Our board of directors will review the Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Preferred Stock dividend payments to increase on a generally linear path at a rate that approximates the rate at which we issue new Units from our Unit offering.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;

•	capital expenditures needed for our multifamily communities;

•	costs associated with future capital raising activities;

•	costs to acquire additional multifamily communities and enter into lending opportunities; and

•	our minimum distributions necessary to maintain our REIT status.

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Unit offering (described below), Common Stock, preferred stock, units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Unit offering during 2012 and beyond. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On November 18, 2011, the SEC declared effective our registration statement on Form S-11 (registration number 333-176604), or the Registration Statement, for our offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of our Preferred Stock and one Warrant to purchase 20 shares of our Common Stock and are immediately separable and will be issued separately. The price per Unit is $1,000. The Preferred Stock will rank senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issuance, subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2012, we had issued an aggregate of 10,018 Units from our Unit offering, leaving 139,982 Units available to be issued.

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

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), although we had no such programs in place and committed to us at June 30, 2012. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities. The number of different multifamily communities we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. See the section entitled "Risk Factors" in Item 1.A of our Annual Report on Form 10-K for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the value of our tangible assets (including our real estate assets, real estate loan investments, accounts receivable and cash and cash equivalents) on a portfolio basis based on fair market value. As of June 30, 2012, our outstanding debt (all of which is secured) was approximately 46.8% of the value of our tangible assets on a portfolio basis based on our current estimate of fair market value. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. In addition, we have acquired, and we intend to acquire, all of our multifamily communities through separate single purpose entities and we have financed, and we intend to finance, each of these multifamily communities using financing techniques for that property alone without any cross-collateralization to our other multifamily communities or guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels.

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

As of June 30, 2012, we had outstanding borrowings of approximately $55.6 million, all of which was incurred by us in connection with the acquisition of our three multifamily communities in 2011. The outstanding balance includes fixed-rate debt of approximately $20.9 million, or 37.5% of the total debt balance, and floating-rate debt of approximately $34.8 million, or 62.5% of the total debt balance.

As of June 30, 2012, we had approximately $2.9 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. As of June 30, 2012, we held approximately $1.9 million of cash and cash equivalents as a working capital and dividend reserve and approximately $223 thousand for planned capital expenditures that were identified at acquisition for our acquired multifamily communities. The remaining balance of approximately $0.8 million was available for general operating purposes.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant, to International Assets Advisory, LLC, or IAA, for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of June 30, 2012, we had 10,018 outstanding Units, each containing one warrant to purchase 20 shares of our Common Stock. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. The Warrants outstanding at June 30, 2012 become exercisable between March 30, 2013 and June 28, 2013 and have exercise prices that range between $9.00 and $9.68 per share. If all the outstanding warrants at June 30, 2012 become exercisable and are exercised, gross proceeds to us would be $1,872,687 and we would as a result issue an additional 200,360 shares of Common Stock.

Contractual Obligations

As of June 30, 2012, our contractual obligations consisted of the three mortgage notes secured by our three acquired properties. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at June 30, 2012 of 0.245%, our estimated future required payments on these instruments were:

	Total	Less than one year (1)	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$11,741,822	$1,020,613	$4,059,902	$3,955,096	$2,706,211
Principal	55,637,000	—	606,151	2,176,078	52,854,771
Total	$67,378,822	$1,020,613	$4,666,053	$6,131,174	$55,560,981

(1) Represents obligations due for the remainder of 2012

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at June 30, 2012, would increase by approximately $348 thousand on an annualized basis, or decrease by approximately $85 thousand on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.245% at June 30, 2012, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.        Controls and Procedures
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or Exchange Act, Rule 13a-15(e)) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting
As required by Exchange Act Rule 13a-15(d), our Chief Executive Officer and Chief Accounting Officer evaluated our internal controls over financial reporting to determine whether any change occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We and our subsidiaries are not currently subject to any legal proceedings that we consider material.

Item 1A.	Risk Factors

There have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2011 that was filed with the SEC on March 15, 2012, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 that was filed with the SEC on May 11, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC. (Registrant)

Date: August 10, 2012	/s/ John A. Williams
John A. Williams
President and Chief Executive Officer

Date: August 10, 2012	/s/ Michael J. Cronin
Michael J. Cronin
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2012 and December 31, 2011, (ii) consolidated statements of operations for the three months ended March 31, 2012 and 2011, (iii) consolidated statement of equity and accumulated deficit, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.