Form 10-K/A
period 2011-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2012-08-31
CIK 1481832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 818-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NYSE MKT

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

Large accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer   ☒    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of registrant’s most recently completed second fiscal quarter, was $30,454,827 based on the closing price of the common stock on the NYSE Amex (now known as the NYSE MKT) on such date.

The number of shares outstanding of the registrant’s common stock, as of March 12, 2012 was 5,178,313.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the registrant’s definitive Proxy Statement filed on March 23, 2012 for the registrant’s 2012 Annual Meeting of Stockholders in PART III of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Preferred Apartment Communities, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Filing”) as follows:

(i)	The Report of Independent Registered Public Accounting Firm, or Audit Report, is amended to include the city and state of the principal local office of our independent registered public accounting firm;

(ii)	The Audit Report is also amended to clarify that the independent registered public accounting firm’s audit included audits of Schedule III, Real Estate Investments and Accumulated Depreciation, and Schedule IV, Mortgage Loans on Real Estate; and

(iii)	The cover of this Amendment No. 1 reflects the change in name of the exchange on which our common stock is registered from NYSE Amex to NYSE MKT. This was a change in the name of the exchange only, not a change of the exchange on which our common stock is registered.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update, change or restate the information in any other item of the Original Filing or reflect any events that have occurred after the date of the Original Filing. Please refer to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012 and current reports on Form 8-K for such subsequent events or transactions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Preferred Apartment Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Preferred Apartment Communities, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA

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

EXHIBIT INDEX

The following exhibits are included in this Amendment No. 1 (and are numbered in accordance with Item 601 of Regulation S-K):

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 31, 2012	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer and Director
(Principal Executive Officer)