Form 10-Q
period 2012-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2012-11-13
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 7, 2012 was 5,181,280.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
Assets

Real estate
Land	$13,052,000	$13,052,000
Building and improvements	60,281,597	60,268,867
Furniture, fixtures, and equipment	8,729,062	8,392,446
Construction in progress	3,023	67,877
Gross real estate	82,065,682	81,781,190
Less: accumulated depreciation	(5,495,254)	(2,698,305)
Net real estate	76,570,428	79,082,885
Real estate loans	31,190,708	6,000,000
Total real estate and real estate loans, net	107,761,136	85,082,885

Cash and cash equivalents	2,496,308	4,548,020
Restricted cash	691,912	567,346
Notes receivable	930,544	—
Revolving line of credit to related party	345,200	—
Deferred interest receivable on real estate loans	318,296	—
Tenant receivables, net of allowance of $9,439 and $15,924	25,938	23,811
Deferred loan costs, net of amortization of $155,953 and $64,480	784,106	551,660
Deferred offering costs	2,677,192	1,388,421
Other assets	842,180	303,397

Total assets	$116,872,812	$92,465,540

Liabilities and equity

Liabilities
Mortgage notes payable	$55,637,000	$55,637,000
Accounts payable and accrued expenses	1,057,330	1,158,530
Revolving credit facility	15,000,000	—
Accrued interest payable	216,187	176,084
Dividends payable	787,761	646,916
Security deposits and prepaid rents	287,897	163,663
Other deferred income	299,013	65,446
Total liabilities	73,285,188	57,847,639

Commitments and contingencies (Note 11)

Equity

Stockholder's equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 150,000 shares authorized; 12,178 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	122	—
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 5,179,093 and 5,149,325 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	51,791	51,493
Additional paid in capital	53,359,638	43,828,030
Accumulated deficit	(9,823,928)	(9,261,623)
Total stockholders' equity	43,587,623	34,617,900
Non-controlling interest	1	1
Total equity	43,587,624	34,617,901

Total liabilities and equity	$116,872,812	$92,465,540

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Rental revenues	$2,309,943	$2,250,514	$6,783,328	$3,942,177
Other property revenues	297,159	258,619	843,379	443,894
Interest income on loans and notes receivable	636,149	124,495	1,112,426	125,828
Total revenues	3,243,251	2,633,628	8,739,133	4,511,899

Operating expenses:
Property operating and maintenance	598,037	579,992	1,790,523	1,016,793
Property management fees	104,320	100,519	304,827	175,572
Real estate taxes	191,262	181,484	558,170	324,630
General and administrative	41,394	51,436	132,496	86,821
Depreciation and amortization	905,988	3,623,732	2,800,404	6,425,841
Acquisition costs	—	18,272	912	1,680,432
Organizational costs	—	—	1,593	94,372
Insurance	45,001	37,748	129,664	66,426
Professional fees	71,246	72,952	241,559	304,702
Other	30,891	36,544	105,679	70,402
Total operating expenses	1,988,139	4,702,679	6,065,827	10,245,991

Operating income (loss)	1,255,112	(2,069,051)	2,673,306	(5,734,092)

Management fees	214,684	177,475	583,660	322,741
Insurance	41,377	39,069	124,132	128,247
Interest expense	615,300	537,591	1,688,957	972,233
Equity compensation to directors and executives	315,600	77,519	921,207	157,501
Other (income)	(80,770)	(1)	(82,345)	(262)
Net income (loss)	148,921	(2,900,704)	(562,305)	(7,314,552)

Less consolidated net income (loss) attributable to
non-controlling interests	—	—	—	—

Net income (loss) attributable to the Company	148,921	(2,900,704)	(562,305)	(7,314,552)

Dividends to preferred stockholders	(163,059)	—	(242,744)	—

Earnings attributable to unvested restricted stock	(4,626)	(3,250)	(12,302)	(6,500)

Net loss attributable to common stockholders	$(18,764)	$(2,903,954)	$(817,351)	$(7,321,052)

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$—	$(0.56)	$(0.16)	$(2.17)

Dividends declared on Common Stock	$729,699	$646,675	$2,080,357	$1,293,162

Weighted average number of shares of Common
Stock outstanding, basic and diluted	5,178,822	5,146,845	5,169,467	3,375,384

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Equity and Accumulated Deficit
For the nine months ended September 30, 2012 and 2011
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interest	Total Equity

Balance at December 31, 2011	$—	$51,493	$43,828,030	$(9,261,623)	$34,617,900	$1	$34,617,901

Equity compensation to directors and executives	—	38	921,169	—	921,207	—	921,207

Issuance of Units	122	—	12,165,498	—	12,165,620	—	12,165,620

Syndication and offering costs	—	—	(1,231,698)	—	(1,231,698)	—	(1,231,698)

Vesting of restricted stock	—	260	(260)	—	—	—	—

Net loss	—	—	—	(562,305)	(562,305)	—	(562,305)

Dividends to preferred stockholders	—	—	(242,744)	—	(242,744)	—	(242,744)

Dividends to common stockholders	—	—	(2,080,357)	—	(2,080,357)	—	(2,080,357)

Balance at September 30, 2012	$122	$51,791	$53,359,638	$(9,823,928)	$43,587,623	$1	$43,587,624

Balance at December 31, 2010	$—	$366	$109,632	$(766,199)	$(656,201)	$1	$(656,200)

Issuance of warrant to purchase Common Stock	—	—	462,330	—	462,330	—	462,330

Proceeds from sale of Common Stock	—	51,074	51,022,536	—	51,073,610	—	51,073,610

Equity compensation to executives and directors	—	34	157,467	—	157,501	—	157,501

Syndication and offering costs	—	—	(6,043,712)	—	(6,043,712)	—	(6,043,712)

Net loss	—	—	—	(7,314,552)	(7,314,552)	—	(7,314,552)

Dividends to common stockholders	—	—	(1,293,162)	—	(1,293,162)	—	(1,293,162)

Balance at September 30, 2011	$—	$51,474	$44,415,091	$(8,080,751)	$36,385,814	$1	$36,385,815

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Operating activities:
Net loss attributable to the Company	$(562,305)	$(7,314,552)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,796,950	1,725,746
Amortization expense	3,454	4,700,095
Deferred fee income amortization	(41,236)	(4,489)
Deferred interest income on real estate loans	(318,296)	—
Deferred loan cost amortization	91,473	42,986
Equity compensation to executives and directors	921,207	157,501
Changes in operating assets and liabilities:
(Increase) in tenant receivables	(2,127)	(35,680)
(Increase) in other assets	(338,579)	(175,621)
Increase in accounts payable and accrued expenses	291,743	483,797
Increase in accrued interest payable	40,103	153,892
Increase in security deposits	10,079	8,168
Increase (decrease) in prepaid rents	114,155	(8,055)
Increase in deferred income	16,275	—
Net cash provided by (used in) operating activities	3,022,896	(266,212)

Investing activities:
Investment in real estate loans	(25,190,708)	(6,000,000)
Notes receivable issued	(1,580,544)	—
Notes receivable repaid	650,000	—
Draw on line of credit by related party	(590,233)	—
Repayments of line of credit by related party	245,032	—
Acquisition fees received on real estate loans	517,057	134,333
Acquisition fees paid on real estate loans	(258,528)	(60,000)
Refund of deposit on real estate investment	—	150,000
Acquisition of properties, net	—	(87,449,341)
Additions to real estate assets - improvements	(290,051)	(328,848)
Increase in restricted cash	(124,566)	(43,773)
Net cash used in investing activities	(26,622,541)	(93,597,629)

Financing activities:
Proceeds from mortgage notes payable	—	55,637,000
Payments for mortgage loan costs	(309,500)	(616,139)
Payments on revolving lines of credit	—	(200,000)
Payments on non-revolving lines of credit	—	(1,240,000)
Proceeds from non-revolving lines of credit	15,000,000	434,102
Payments on note payable to related parties	—	(465,050)
Proceeds from sales of common stock, net of offering costs	—	46,117,662
Proceeds from sales of Units, net of offering costs	10,951,202	—
Common Stock dividends declared and paid	(1,997,573)	(646,487)
Preferred Stock dividends declared and paid	(184,552)	—
Payments for deferred offering costs	(1,911,644)	(133,369)

Net cash provided by financing activities	21,547,933	98,887,719

Net (decrease) increase in cash and cash equivalents	(2,051,712)	5,023,878
Cash and cash equivalents, beginning of period	4,548,020	22,275
Cash and cash equivalents, end of period	$2,496,308	$5,046,153

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

Supplemental cash flow information:
Cash paid for interest	$1,636,010	$775,093

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$26,967	$27,982
Dividends payable - common	$729,699	$646,675
Dividends payable - preferred	$58,062	$—
Accrued deferred offering costs	$291,329	$554,496
Reclass of offering costs from deferred asset to equity	$31,158	$—
Reclass of deferred offering costs to receivable	$234,679	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

1.	Organization

Preferred Apartment Communities, Inc., or the Company, was formed as a Maryland corporation on September 18, 2009, and has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code") effective with its tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of its total assets in other real estate related investments, as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 6).

On February 22, 2011, the Company effected a change in the designation of its issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of common stock, par value $0.01 per share, or Common Stock, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, all pursuant to an amendment to the Company's charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of Common Stock as of February 22, 2011. The consolidated statement of equity and accumulated deficit for the nine-month period ended September 30, 2011 has been retroactively restated to reflect this change.

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

The Company completed its initial public offering, or IPO, on April 5, 2011. The IPO resulted in the sale of 4.5 million shares of Common Stock at a price per share of $10.00, generating gross proceeds of $45.0 million. The aggregate proceeds to the Company, net of underwriters' discounts and commissions and other offering costs, were approximately $39.8 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, or the Securities Act, the Company sold 500,000 shares of its Common Stock to the Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for gross proceeds to the Company of $5.0 million. Aggregated estimated offering expenses in connection with the private placement were approximately $297,700. WOF is an affiliate of the Company and its Manager.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership as of September 30, 2012, presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

financial condition and results of operations. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash includes cash restricted by state law or contractual requirement and, as of September 30, 2012, relates primarily to tax and insurance escrows and resident security deposits.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
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

Deferred Offering Costs

Deferred offering costs represent costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of Units, consisting of one share of Series A Redeemable Preferred Stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a monthly basis in variable amounts. Deferred offering costs are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units issued to the maximum number of Units that may be issued.

Non-controlling Interest

Non-controlling interest represents the equity interest of the Operating Partnership that is not owned by the Company. Non-controlling interest is adjusted for contributions, distributions and earnings or loss attributable to the non-controlling interest in the consolidated entity in accordance with the Agreement of Limited Partnership of the Operating Partnership, as amended.

Redeemable Preferred Stock

Shares of the Company’s Preferred Stock issued in conjunction with the Company’s Unit offering (further described in note 5) are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of Preferred Stock in either Common Stock or cash at its option, excluding limited holder death rights which expire two years after the applicable issuance date. Therefore, the Company records Preferred Stock as a component of permanent stockholders’ equity.

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
September 30, 2012
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
September 30, 2012
(unaudited)

following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to maintain its election for treatment as a REIT.

Since the Company made its REIT election effective as of January 1, 2011 (See Note 10), it was subject to U.S. federal and state income taxes for the period prior to that date. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing earnings or net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the effect of dilutive securities such as share grants or warrants. No adjustment is made for potential Common Stock equivalents that are anti-dilutive during the period.

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
September 30, 2012
(unaudited)

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

On April 21, 2011, the Company acquired 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), the fee-simple owner of a 345-unit multifamily community located in suburban Atlanta, Georgia, or Summit Crossing, for a total purchase price of $33.2 million, exclusive of acquisition-related and financing-related transaction costs. Williams Realty Fund I, LLC, or WRF (see note 6), owned a majority of the membership interests in PAC Summit Crossing, LLC.

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
The Company recorded depreciation and amortization of tangible and intangible assets as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Depreciation:
Buildings and improvements	$412,091	$406,754	$1,235,725	$718,352
Furniture, fixtures, and equipment	492,746	559,474	1,561,225	1,007,394
	904,837	966,228	2,796,950	1,725,746
Amortization:
Acquired intangible assets	—	2,656,352	—	4,698,175
Website development costs	1,151	1,152	3,454	1,920
Total depreciation and amortization	$905,988	$3,623,732	$2,800,404	$6,425,841
All depreciation and amortization of acquired intangible assets for the nine-month period ended September 30, 2011 commenced with the dates of acquisition of the three properties. The intangible assets recognized in conjunction with the acquisitions of the three properties were amortized in full during 2011.
4.     Real Estate Loans, Notes Receivable, and Line of Credit

Madison-Rome

On September 28, 2012, the Company made a land acquisition bridge loan in the amount of $5,360,042 to Madison Retail - Rome LLC, or Madison-Rome, a Delaware limited liability company, to partially finance the construction of a 88,000 square foot retail complex located in Rome, Georgia. At September 30, 2012 , Madison had drawn $4,740,408 of the loan amount.

The Madison-Rome loan matures on September 20, 2015, with no option to extend and pays current monthly interest of 8% per annum. An additional exit fee equal to the difference between the 8% interest paid and a 14% cumulative annual simple interest return will be due and payable to the Company if Madison-Rome refinances the loan with a third party or when the loan balance is repaid.

The Madison-Rome loan is secured by a first priority lien in the land and the project, and by unconditional guaranties of payment and performance by Stephen H. Whisenant and Charles N. Worthen, unaffiliated third parties and principals of the borrower. In connection with the closing of the Madison-Rome loan, the Company received a loan fee of 2% of the aggregate loan amount, or $107,201 and paid an acquisition fee of $53,600 to the Manager out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

City Park

On September 6, 2012, the Company made a mezzanine loan of up to $10,000,000 to Oxford City Park Development LLC, or City Park, a Georgia limited liability company, to partially finance the construction of a 284-unit multifamily community located in Charlotte, North Carolina. At September 30, 2012, City Park had drawn $5,070,511 of the loan amount.

The City Park mezzanine loan matures on September 5, 2017, with no option to extend and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. The Company also has an option (but not an obligation) to purchase the property between and including November 1, 2015 and March 31, 2016 for a pre-negotiated purchase price of $30,945,845. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of City Park. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $18.6 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Park mezzanine loan, the Company received a loan fee of 2% of the amount drawn on

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

the loan, or $101,430, and paid an acquisition fee of $50,715 to the Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

City Vista

On August 31, 2012, the Company made a mezzanine loan of up to $12,153,000 to Oxford City Vista Development LLC, or City Vista, a Georgia limited liability company, to partially finance the construction of a 272-unit multifamily community located in Pittsburgh, Pennsylvania. At September 30, 2012 , City Vista had drawn $5,640,266 of the loan amount.

The City Vista mezzanine loan matures on June 1, 2016, with an option to extend until July 1, 2017 and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. The Company also has an option (but not an obligation) to purchase the property between and including February 1, 2016 and May 31, 2016 for a pre-negotiated purchase price of $43,560,271. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of City Vista. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $28.4 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Vista mezzanine loan, the Company received a loan fee of 2% of the amount drawn on the loan, or $112,825 and paid an acquisition fee of $56,412 to the Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

Crosstown Walk

On August 28, 2012, the Company amended the real estate acquisition bridge loan it made on June 29, 2012 to Iris Crosstown Apartments LLC, or Crosstown Walk, a Florida limited liability company, for Crosstown Walk to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. The amendment increased the aggregate amount of the loan to $3,693,471. The amount drawn under the loan at September 30, 2012 was $3,636,496, with the balance scheduled to be drawn at a later date. The bridge loan matures on December 31, 2012, with no option to extend and pays current monthly interest of 8% per annum. If Iris sells the property to a third party or if a third party refinances the bridge loan at any time during its term, an additional 6% per annum exit fee will be due and payable to the Company.

The bridge loan is secured by a mortgage, an assignment of project documents and by unconditional guaranties of payment and performance by W. Daniel Faulk, Jr., Richard A. Denny, and J. Michael Morris, unaffiliated third parties and principals of the borrower. In connection with the closing of the bridge loan and the subsequent amendment, the Company received a total loan fee of 2% of the amount drawn on the loan, or $73,540 and paid an acquisition fee of $36,770 to the Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

Summit II

On May 7, 2012, the Company made a mezzanine loan in the amount of $6,103,027 to Oxford Summit Apartments II LLC, or Summit II, a Georgia limited liability company, to partially finance the construction of a 140-unit multifamily community located adjacent to the Company’s existing Summit Crossing multifamily community in suburban Atlanta, Georgia.

The Summit II mezzanine loan matures on May 8, 2017, with no option to extend and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option (but not an obligation) to purchase the property for a period of five months following completion of construction,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

lease up and stabilization for $19,254,155. If the property is sold to, or refinanced by, a third party before or after the option period, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% simple interest return on the loan, in addition to loan fees received at closing, which totaled 2% of the loan amount. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 14% simple interest return, the Company will accrue each period the additional exit fee earned based on the 14% rate assuming the loan was paid off at period end. The accrued exit fee will be recorded as interest income in the consolidated statements of operations. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional basis in the acquired project.

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

Trail II

On June 30, 2011, the Company made a mezzanine loan of $6.0 million to Oxford Hampton Partners LLC, or Hampton Partners, a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to the Company’s existing Trail Creek multifamily community in Hampton, Virginia, or Trail II. Hampton Partners was required to fully draw down the mezzanine loan on the closing date. Approximately 100% of the membership interest in Hampton Partners is owned by WRF.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

Notes Receivable
On September 14, 2012, the Company made a loan in the amount of $500,000 to Newport Development, LLC, or Newport, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The full amount of the loan was drawn as of September 30, 2012. The loan bears interest at 15% per annum and interest only payments are due on a monthly basis until the maturity date of March 17, 2013. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by personal guaranties of repayment issued by Robert F. Krause, Jr., and J. Richard Stephens, Jr., principals of Newport and who are unaffiliated third parties.

On May 21, 2012, the Company made a loan in the amount of $575,000 to Madison Retail, LLC, or Madison Retail, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The amount drawn by Madison Retail as of September 30, 2012 was $430,544. The loan bore interest at 15% per annum and interest only payments were due on a monthly basis until the maturity date of September 30, 2012. The loan was paid off at maturity. The amounts payable under the terms of the loan were backed by a personal guaranty of repayment issued by Stephen H. Whisenant, the principal of Madison Retail and an unaffiliated third party.
On March 26, 2012, the Company made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due beginning May 1, 2012, and continued on a monthly basis until the repayment of the loan, which occurred on September 6, 2012.
Line of Credit

On August 21, 2012, the Company extended a revolving line of credit to its Manager in an aggregate amount of up to $1.0 million, in order to provide liquidity to the Manager in support of its ongoing business operations. The credit line bears interest at 8.0% per annum, with interest payable monthly, and matures on July 31, 2013. The loan is secured by a collateral assignment of the Manager's right to fees under the Management Agreement. At September 30, 2012, the amount drawn on the line of credit by the Manager was $345,200.

The Company recorded interest income and other revenue from these instruments as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Interest income:
Real estate loans:
Summit II	$122,061	$—	$196,189	$—
Trail II	120,000	120,000	360,000	120,000
Crosstown Walk	62,335	—	63,567	—
City Park	27,784	—	27,784	—
City Vista	38,838	—	38,838	—
Madison-Rome	3,117	—	3,117	—

Total	374,135	120,000	689,495	120,000

Accrued exit fees	198,449	—	318,296	—
Net loan fee revenue recognized	27,765	4,495	39,194	5,828

Total interest income on real estate loans	600,349	124,495	1,046,985	125,828

Notes receivable:
Newport	3,493	—	3,493	—
Oxford	16,793	—	42,770	—
Madison Retail	13,589	—	17,253	—
PAA line of credit	1,925	—	1,925	—

Total interest income on notes and lines of credit	35,800	—	65,441	—

Total interest income	$636,149	$124,495	$1,112,426	$125,828

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a variable interest entity, or VIE, which would necessitate consolidation of the project. The Company considers the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing the Company is contributing to the overall project cost, decision making rights or control held by the Company, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation treatment would be required.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the majority of the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs. Due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the Trail II, Summit II, City Park and City Vista loans, the Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their carrying value as of September 30, 2012 of approximately $31.2 million. The maximum aggregate amount of loans to be funded as of September 30, 2012 was approximately $43.3 million.

The Company is subject to a concentration of credit risk that could be considered significant with regard to the Trail II, Summit II, Crosstown Walk, City Park and City Vista real estate loans, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. These loans total approximately $26.5 million and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of September 30, 2012.

The borrowers and guarantors behind these real estate loans (excluding the Madison-Rome loan) collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer for the three-month and nine-month periods ended September 30, 2012 of approximately $611 thousand and $1.1 million, respectively.

5. Redeemable Preferred Stock
On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (registration number 333-176604) for our offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of our Preferred Stock and one Warrant to purchase 20 shares of our Common Stock. We refer to such offering as the Primary Series A Offering. Each share of Preferred Stock ranks senior to the Company's Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issue subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.
On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for a follow-on offering of an additional 850,000 Units, bringing the maximum number of Units to be issued to one million. The terms of the follow-on offering and features of the Units are substantially the same as the Primary Series A Offering. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

As of September 30, 2012, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $1.2 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $2.7 million. As of September 30, 2012 the Company had issued 12,178 Units and collected net proceeds of approximately $11.0 million from the Primary Series A Offering.  The number of Units issued was approximately 1.2% of the maximum number of Units to be issued under the Primary Series A Offering and the follow-on offering. Consequently, the Company cumulatively recognized approximately 1.2% of the approximate $2.7 million deferred to date, or approximately $33 thousand as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $2.7 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs.  The remainder of current and future deferred offering costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units available to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offering.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

6. Related Party Transactions
John A. Williams, the Company's Chief Executive Officer and Chairman of the Board and Leonard A. Silverstein, the Company's President and Chief Operating Officer and a member of the Board, are also executive officers and directors of NELL Partners, Inc., which controls the Manager. Mr. Williams is the Chief Executive Officer and President and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Executive Vice President, Chief Accounting Officer and Treasurer are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of WOF. WRA is also the manager of the day-to-day operations of WRF.

The third amended and restated management agreement, or Management Agreement, between the Company and its Manager entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended		Nine months ended
Type of Compensation	Basis of Compensation	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$168,813	$—	$258,528	$928,500
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	148,573	127,292	409,964	235,019
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	104,320	100,519	304,827	175,572
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	66,111	50,183	173,696	87,722

		$487,817	$277,994	$1,147,015	$1,426,813

In addition to property management fees, the Company incurred reimbursable on-site personnel salary and related benefits expenses at the properties as follows:

Three months ended		Nine months ended
September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

$247,165	$255,847	$738,643	$435,902

The Company’s Manager utilizes certain personnel of its affiliates to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager has requested reimbursement of $43,747 and $120,618 for the three-month and nine-month periods ended September 30, 2012, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

•	Disposition fees - Based on the lesser of (A) one-half of the commission that would be reasonable and customary; and (B) 1% of the sale price of the asset

•	Construction, development, and landscaping fees - Customary and competitive market rates in light of the size, type and location of the asset

•
Special limited partnership interest in the Operating Partnership - distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of an asset and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during the three or nine-month periods ended September 30, 2012 or 2011.

7. Dividends

The Company declares and pays monthly cash dividend distributions on its Preferred Stock in the amount of $5.00 per share, prorated for partial months at issuance as necessary. In addition to $718 of accrued dividends applicable to the three-month period ended March 31, 2012, the Company's dividend activity on its Preferred Stock for the nine-month period ended September 30, 2012 was:

Declaration date	Record date	Payment date	Dividend distributions
4/13/2012	4/30/2012	5/21/2012	$11,486
5/10/2012	5/31/2012	6/20/2012	25,406
6/22/2012	6/29/2012	7/20/2012	42,793
7/22/2012	7/31/2012	8/20/2012	50,878
8/2/2012	8/31/2012	9/20/2012	54,119
9/18/2012	9/28/2012	10/22/2012	58,062

			$242,744

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

On August 2, 2012, the Company declared a quarterly dividend on its Common Stock of $0.14 per share. The dividend totaled $729,699 and was paid on October 15, 2012 to all holders of Common Stock of record as of September 28, 2012.

8. Equity Compensation
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
September 30, 2012
(unaudited)

unvested awards, are determined by the Compensation Committee of the Company’s Board of Directors.

Restricted Stock Grants

On April 5, 2011, the Company granted a total of 26,000 shares of restricted Common Stock to its non-employee board members, in payment of their annual retainer fees. The Company records the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant. The fair value per share was deemed to be $10.00 per share (the IPO offering price) by Board resolution. Compensation cost in the amount of $260,000 was recognized on a straight-line basis over the period ending on the first anniversary of the grant date and all 26,000 shares vested on April 5, 2012. For the nine-month period ended September 30, 2012, stock compensation expense for these grants was $66,867. For the three-month and nine-month periods ended September 30, 2011, stock compensation expense for these grants was $65,534 and $127,507, respectively.

On May 10, 2012, the Company granted a total of 33,046 shares of restricted Common Stock to its non-employee board members, in payment of their annual retainer fees. The per-share fair value was $7.83 and total compensation cost in the amount of $258,750 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date or the next annual meeting of the Company's stockholders. For the three-month and nine-month periods ended September 30, 2012, stock compensation expense was $64,480 and $107,813 for these grants, respectively. Unrecognized compensation expense was $150,937 and all 33,046 unvested shares were outstanding at September 30, 2012.

Directors’ Stock Grants

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

On August 4, 2011, the Company granted 1,500 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $7.99, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $11,985 was recorded in full at the grant date.

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
September 30, 2012
(unaudited)

B Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B Units to qualify to become fully Earned Class B Units.

On August 15, 2012, the Company granted 6,128 Class B Units to its Vice Chairman of the Company's Board of Directors, as additional compensation for acting in an expanded capacity related to board oversight of the Company's capital raising efforts. The vesting conditions, conversion rights and other features are identical to the Class B Unit grants described above, except the market capitalization hurdle is $50,000.

Because of the market condition determining the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. For the three-month and nine-month periods ended September 30, 2012, stock compensation expense for these three grants was $244,974 and $722,094, respectively. Unrecognized compensation expense for these awards was $278,302 and all unvested Class B Units were outstanding at September 30, 2012.

The underlying valuation assumptions and results for the Class B Unit awards were:

Grant dates	12/30/2011	1/3/2012	8/15/2012
Stock price	$5.98	$6.05	$8.30
Dividend yield	8.7%	8.6%	6.75%
Expected volatility	35.29%	35.23%	31.35%
Risk-free interest rate	2.73%	2.83%	2.72%

Derived service period (years)	1.0	1.0	1.0

Number of Units granted	107,164	106,988	6,128
Calculated fair value per Unit, assuming:
50% vesting	$4.49	$4.50	$6.69
100% vesting	$4.46	$4.47	$6.68

Total fair value of Units	$479,559	$479,841	$40,996

The expected dividend yield assumptions were derived from the Company’s closing price of its Common Stock on the grant date and its projected future quarterly dividend payments of $0.13 per share for the 2011 and 2012 awards and $0.14 per share for the August 15, 2012 award.

Since the Company has a limited amount of operating history in the public equity market, the expected volatility assumption was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry that most closely approximate the Company’s size, capitalization, leverage, line of business and geographic focus markets.

The risk-free rate assumptions were obtained from the Federal Reserve yield table and were calculated as the interpolated rate between the 20 and 30 years year yield percentages on U. S. Treasury securities on the grant dates.

Since the likelihood of attainment of the market condition for each of the Class B Units to become earned is believed to be high and the vesting period is one year, the forfeiture rate assumption for these Class B Units was set to 0%.

Since the Class B Units have no expiration date, a derived service period of one year was utilized, which equals the period of time from the grant date to the initial valuation date.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

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

The expected term assumption of 4 years was equal to the contractual term of the instrument. The fair value of the warrant was calculated to be $462,330, or $3.08 per share and, since all service conditions had been met as of the date of issuance, was recorded in full at March 31, 2011 as an increase in the deferred offering costs on the consolidated balance sheet and an increase in additional paid-in capital. Subsequent to the closing of the IPO, these deferred offering costs were removed from the consolidated balance sheet and charged against stockholders’ equity.

The warrant is exercisable, at IAA’s option, in whole or in part, by either payment of the aggregate exercise price for the number of shares exercised, plus applicable transfer taxes, or by a cashless net share settlement. Upon exercise of the warrant, shares of Common Stock will be issued from authorized but unissued Common Stock.

9. Indebtedness

Note Payable

On September 2, 2010, the Company borrowed $465,050 from WOF through the issuance of a promissory note. The note had an interest rate of 4.25% per annum and had a maturity date of April 30, 2011. The proceeds were used to reimburse for organizational, offering, acquisition and due diligence expenses. On April 5, 2011, the Company paid off this note in conjunction with the closing of the IPO and the private placement with WOF. The Company incurred interest on this note of $5,090 for the nine-month period ended September 30, 2011.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

		Principal balance		Three months ended		Nine months ended
	Acquisition date	as of September 30, 2012	Interest rate	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

			1 month LIBOR +
Stone Rise	4/15/2011	$19,500,000	2.77%	$150,036	$147,962	$448,126	$270,309

			Fixed
Summit Crossing	4/21/2011	20,862,000	4.71%	251,109	251,109	747,868	444,900

			1 month LIBOR +
Trail Creek	4/29/2011	15,275,000	2.8%	118,700	117,075	354,521	197,291

Total		$55,637,000		$519,845	$516,146	$1,550,515	$912,500

In addition, the Company recorded amortization of deferred loan costs related to these mortgages of $21,492 and $64,479 for the three-month and nine-month periods ended September 30, 2012 and $21,445 and $42,986 for the three-month and nine-month periods ended September 30, 2011, respectively. The interest expense and deferred loan cost amortization for the nine-month period ended September 30, 2011 began with the closing dates of the acquisition of the three multifamily properties and so do not reflect a full period of activity.
Variable monthly interest rates are capped at 7.25% and 6.85% for Stone Rise and Trail Creek, respectively. LIBOR was 0.210% on September 30, 2012. Based upon this current rate, the Company’s estimated future principal payments due on its debt instruments as of September 30, 2012 were:

Period	Future principal payments
Remainder of 2012	$—
2013	15,000,000
2014	608,635
2015	1,072,884
2016	1,111,367
thereafter	52,844,114

Total	$70,637,000
Lines of Credit

On October 12, 2010, the Company entered into a $1.0 million unsecured non-revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was increased to $1.25 million and the maturity date was extended to April 30, 2011. The line was to be used to fund approved expenses incurred by the Company such as organization, offering and property acquisition expenses. The line had an interest rate of 4.25% per annum. For the nine-month period ended September 30, 2011, the Company incurred interest on this line of credit of $10,758. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.
On October 12, 2010, the Company entered into a $1.0 million unsecured revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was reduced to $750,000 and the maturity date was extended to April 30, 2011. The line was only to be used to fund certain approved deposits and escrows related to the acquisition of real

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

estate projects and related financings. The line had an interest rate of 4.25% per annum. For the nine month period ended September 30, 2011, the Company incurred interest on this line of credit of $880. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.
Credit Facility
On August 31, 2012, the Company and the Operating Partnership entered into a credit agreement with Key Bank National Association, or Key Bank, to obtain a $15.0 million senior secured revolving credit facility, or the Credit Facility. The intended uses of the Credit Facility are to fund investments, capital expenditures, dividends (with consent), working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility bear interest at a variable rate of the 1 month LIBOR index plus 500 basis points, or approximately 5.2% per annum at September 30, 2012 as well as a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility has a maturity date of August 31, 2013.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of the current and future mezzanine loan subsidiaries, and 49% of the ownership of each of the current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. As of September 30, 2012, the Company was in compliance with all covenants related to the Credit Facility, as follows:

Covenant	Requirement	Result
Senior leverage ratio	Maximum 65%	46%
Net worth	Minimum $38,230,562	$43,587,623
Debt yield	Minimum 7.75%	8.72%
Payout ratio	Maximum 95%	77.7%
Total leverage ratio	Maximum 70%	58.3%
Debt service coverage ratio	Minimum 1.50x	2.77x

At September 30, 2012, the Company and the Operating Partnership had drawn the full $15.0 million available under the Credit Facility to finance the closings of the City Vista and City Park mezzanine loans and the Madison-Rome loan, as well as associated legal expenses and a loan fee and closing costs of $323,918 for the establishment of the Credit Facility, of which $26,993 was amortized for the three-month and nine-month periods ended September 30, 2012. Interest expense for the Credit Facility was $46,970 and the weighted average interest rate was 5.24% for the three-month and nine-month periods ended September 30, 2012 (commencing with the first draw upon the Credit Facility on August 31, 2012).

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year beginning January 1, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate for the period ended September 30, 2012.

11. Commitments and Contingencies

The Company is not currently subject to any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12.    Segment Information

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

The primary financial operating measure utilized internally by the Company's chief operating decision maker, or CODM, is Adjusted Funds from Operations, or AFFO. The Company defines and calculates AFFO as:

Net income/loss, excluding the effects of:

•	impairment charges on and gains/losses from sales of depreciable property;

•	depreciation and amortization charges;

•	acquisition costs;

•	organization costs;

•	non-cash equity compensation to directors and executives;

•	amortization of loan closing costs;

•	REIT establishment costs;

•	net loan origination fees received;

•	non-cash mezzanine loan interest income;

•	cash paid for loan closing costs; and

•	normally recurring capital expenditures

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

	Three months ended:		Nine months ended:
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues

Multifamily communities	$2,607,102	$2,509,133	$7,626,707	$4,386,071
Financing	636,149	124,495	1,112,426	125,828
Consolidated revenues	$3,243,251	$2,633,628	$8,739,133	$4,511,899

Adjusted funds from operations attributable to common stockholders (AFFO):

Multifamily communities	$1,140,231	$976,585	$3,091,436	$3,351,776
Financing	578,976	119,976	1,013,645	195,642
Other	(901,211)	(326,088)	(1,691,461)	(2,460,645)
Consolidated AFFO	817,996	770,473	2,413,620	1,086,773

Depreciation of real estate assets	(900,307)	(961,446)	(2,782,052)	(1,715,674)
Amortization of acquired intangible assets	—	(2,656,351)	—	(4,698,174)
Acquisition costs	—	(18,272)	(912)	(1,680,432)
Organization costs	—	—	(1,593)	(94,372)
Non-cash equity compensation to directors and executives	(315,600)	(77,519)	(921,207)	(157,501)
Amortization of loan closing costs	(48,487)	(21,445)	(91,473)	(42,986)
REIT establishment costs	—	—	—	(25,849)
Depreciation/amortization of non-real estate assets	(5,681)	(5,935)	(18,352)	(11,993)
Net mezzanine loan fees received	(168,813)	—	(258,528)	(74,333)
Non-cash mezzanine loan interest income	225,970	4,489	357,219	4,489
Cash paid for loan closing costs	323,918	—	323,918	—
Normally recurring capital expenditures	52,240	62,052	162,009	89,000

Net loss attributable to common stockholders	$(18,764)	$(2,903,954)	$(817,351)	$(7,321,052)

13. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

	QTD		YTD
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income (loss)	$148,921	$(2,900,704)	$(562,305)	$(7,314,552)
Net loss attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to the Company	148,921	(2,900,704)	(562,305)	(7,314,552)
Dividends on Series A Redeemable
Preferred Stock (See Note A below)	(163,059)	—	(242,744)	—
Earnings attributable to unvested restricted shares (See Note B below)	(4,626)	(3,250)	(12,302)	(6,500)

Net loss attributable to common stockholders	$(18,764)	$(2,903,954)	$(817,351)	$(7,321,052)

Denominator:
Weighted average number of shares of Common Stock - basic	5,178,822	5,146,845	5,169,467	3,375,384
Effect of dilutive securities (See Note C below):
Warrants	—	—	—	—
Class B Units	—	—	—	—
Weighted average number of shares of Common Stock - diluted	5,178,822	5,146,845	5,169,467	3,375,384

Loss per weighted average share - basic and diluted	$0.00	$(0.56)	$(0.16)	$(2.17)

(A) The Company’s issuances totaling 12,178 shares of Preferred Stock which accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's unvested restricted share awards (33,046 and 26,000 shares of Common Stock at September 30, 2012 and September 30, 2011, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses to date, the cumulative dividends declared as of September 30, 2012 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company on March 31, 2011 and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 243,560 shares of Common Stock, as well as a total of 220,280 unvested Class B Units issued on December 30, 2011, January 3, 2012 and August 15, 2012 were excluded from the diluted shares calculation because the effect was antidilutive.

14. Pro Forma Financial Information

The Company’s condensed pro forma financial results, assuming the acquisitions of Stone Rise, Summit Crossing, and Trail Creek were hypothetically completed on January 1, 2011 were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Pro forma:
Revenue	$2,633,628	$7,442,678
Amortization of intangibles	—	(5,537,067)
Depreciation expense	(1,007,756)	(2,972,115)
Acquisition costs	(18,272)	(1,662,160)
Organization costs	—	(94,372)
Property operating expenses	(1,060,675)	(3,036,288)
Other expenses	(831,653)	(2,388,676)

Net income (loss)	$(284,728)	$(8,248,000)

Pro forma basic and diluted earnings (loss) per share	$(0.06)	$(1.67)

Pro forma weighted average outstanding shares,
basic and diluted	4,935,429	4,933,943

Since the Company commenced operations with its IPO on April 5, 2011, pro forma adjustments have been made to corporate general and administrative expenses for the three-month and nine-month periods ended September 30, 2011. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2011, nor should they be interpreted as expectations of future results.

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

The following tables provide estimated fair values based upon unobservable (Level 3) assumption inputs of the Company’s other financial instruments, which include mortgage notes collateralized only by the Company’s three acquired apartment communities and its real estate loans and bridge loan assets:

	As of September 30, 2012
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$31,190,708	$35,505,102	$—	$3,636,496	$31,868,606
Notes receivable	930,544	930,544	—	930,544	—
Line of Credit receivable	345,200	345,200	—	345,200	—
	$32,466,452	$36,780,846	$—	$4,912,240	$31,868,606
Financial Liabilities:
Mortgage notes payable	$55,637,000	$57,097,796	$—	$—	$57,097,796
Revolving line of credit	15,000,000	15,000,000	—	15,000,000	—
	$70,637,000	$72,097,796	$—	$15,000,000	$57,097,796

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2012
(unaudited)

	As of December 31, 2011
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$6,000,000	$6,490,022	$—	$—	$6,490,022
Financial Liabilities:
Mortgage notes payable	$55,637,000	$56,728,053	$—	$—	$56,728,053

The fair value of the real estate loans are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain separately-calculated estimates of the fair value of the Company’s purchase options on the to-be-developed properties for those instruments which contain purchase option features. These estimates were developed utilizing internal estimates of the properties' net operating income once stabilized and internal estimates of projected capitalization rates at the midpoint of the Company’s option windows. These factors were used to estimate the future fair market value of the stabilized property. The difference between this result and the Company’s purchase price per the option was discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

On October 17, 2012, the Company issued 418 Units and collected net proceeds of $379,023.
On October 20, 2012, the Company declared a monthly dividend of $5.00 per share of its Preferred Stock (plus a prorated amount for September with respect to certain shares that were issued on September 14, 2012, and September 28, 2012), which will total $61,553 and is payable on November 20, 2012 to applicable preferred stockholders of record as of October 31, 2012.
On October 31, 2012, the Company issued 506 Units and collected net proceeds of $459,195.
On November 1, 2012, the Company declared a monthly dividend of $5.00 per share of its Preferred Stock (plus a prorated amount for October with respect to certain shares that were issued on October 17, 2012 and October 31, 2012), which is payable on December 20, 2012 to applicable preferred stockholders of record as of November 30, 2012.
On November 1, 2012, the Company declared a quarterly dividend on its Common Stock of $0.145 per share, payable on January 15, 2013 to all holders of Common Stock of record as of December 31, 2012.

On November 1, 2012, the Company granted 2,187 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $8.06, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $17,627 was recorded in full at the grant date.

On October 17, 2012, the borrower drew an additional $439,844 on the City Park loan, bringing the total loan balance to $5,510,355.

On October 17, 2012, the borrower drew an additional $634,711 on the City Vista loan, bringing the total loan balance to $6,274,977.

On October 26, 2012, the Company amended the Crosstown Walk loan by increasing the aggregate amount of the loan to $4,685,000 and extended the maturity date to March 31, 2013.

On November 13, 2012, the Company amended the Madison-Rome loan from a land acquisition bridge loan to a mezzanine loan, to partially finance the construction of a 88,000 square foot retail complex located in Rome, Georgia. In connection with the amendment, the Company released its existing first priority lien on the property. The loan is subordinate to a senior loan of approximately $11.5 million held by an unrelated third party and is secured by unconditional guaranties of payment and performance by Stephen H. Whisenant and Charles N. Worthen, unaffiliated third parties and principals of the borrower as well as by a standard intercreditor agreement. Also on November 13, 2012, the Company funded an additional amount of approximately $236 thousand of the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the third quarter of 2012, we increased our loan portfolio by $15.5 million to $31.2 million, adding two new loans which are partially financing the construction of new multifamily communities in Charlotte, North Carolina and Pittsburgh, Pennsylvania. In addition, we added a land acquisition bridge loan in the amount of approximately $5.4 million. This loan is partially financing a retail development project in Rome, Georgia which is anchored by a major grocery chain and which was 92% preleased at September 30, 2012. The two multifamily mezzanine loans also include exclusive options to purchase the properties once stabilized. Our total aggregate loan commitments totaled approximately $43.3 million at September 30, 2012, and is discussed in detail in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2012, we had cumulatively issued 12,178 Units and collected net proceeds of approximately $11.0 million from our continuous public offering of a minimum of 2,000 and a maximum of 1,000,000 Units, with each Unit consisting of one share of our series A redeemable preferred stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our common stock, par value $.01 per share, or Common Stock. We refer to such offering as the Primary Series A Offering, which is discussed in detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for a follow-on offering of an additional 850,000 Units, bringing the maximum number of Units to be issued to one million. The terms of the follow-on offering and features of the Units are substantially the same as the Primary Series A Offering. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

On August 31, 2012, we entered into a $15.0 million revolving credit facility with an unrelated third party lender. The intended uses of the line of credit are to fund investments, capital expenditures, dividends (with consent) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the line of credit bear interest at a variable rate which was approximately 5.2% per annum at September 30, 2012. More details on the line of credit are discussed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We declare and pay monthly cash dividend distributions on the outstanding shares of our Preferred Stock, in the amount of $5.00 per share, prorated for partial months at issuance as necessary. We declared and paid dividends on these shares totaling $184,682 through September 30, 2012 and an additional $58,062 which was paid on October 22, 2012.

On August 2, 2012, we declared a quarterly dividend on our Common Stock of $0.14 per share. The dividend totaled $729,699 and was paid on October 15, 2012 to all holders of Common Stock of record as of September 28, 2012.

For the three-month period ended September 30, 2012, we recorded Adjusted Funds From Operations Attributable to Common Stockholders, or AFFO, of $817,996, an increase of 6.2% over the third quarter 2011 AFFO result. Net cash provided by operating activities was approximately $1.2 million for the third quarter of 2012 and was more than sufficient to fund our third quarter dividend distributions on our Preferred Stock and our Common Stock.

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

Overview

We are an externally managed Maryland corporation incorporated on September 18, 2009 formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As a secondary strategy, we also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of our total assets in other real estate related investments, as determined by our manager as appropriate for us. We collectively refer to these asset classes as our target assets. Our manager is Preferred Apartment Advisors, LLC, or our Manager.

In addition, while we currently do not anticipate investing in unimproved property, developing new construction properties or acquiring new construction, as part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties.

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

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended. We will conduct substantially all of our operations through Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, in which we owned an approximate 100% interest as of September 30, 2012.

We commenced revenue-generating operations in April 2011.

Industry Outlook

We believe gradual, albeit potentially sporadic, improvement in the United States' economy will continue over the coming quarters, which should translate into more stable job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector.  We expect current occupancy rates to generally remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction, although increasing, is currently below historical levels due to a difficult construction financing environment, which, we believe, should help to keep occupancies stable.

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

Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 5 to 10 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Third-party acquisition costs are generally expensed as incurred. Repairs, maintenance and resident turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized and depreciated over the items' estimated useful lives. Repairs, maintenance and resident turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
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
Estimating the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, the number of years the property will be held for investment, and market interest rates. The use of different assumptions would result in variations of the values of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
Impairment of Real Estate, Loans and Related Intangible Assets. We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate, loans and related intangible assets may not be recoverable or realized. When conditions suggest that our tangible and intangible assets may be impaired, we compare their carrying value to their estimated undiscounted future cash flows, including proceeds from their eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our tangible and intangible assets, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. Fair market value is determined based on a discounted cash flow analysis. This analysis requires us to use future estimates of net operating income, expected hold period, capitalization rates and discount rates. The use of different assumptions would result in variations of the values of the assets which could impact the amount of our net income and our assets on our balance sheet.

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

Results of Operations

Overview

We commenced business operations in the second quarter of 2011 with the acquisitions of the Stone Rise, Summit Crossing, and Trail Creek multifamily communities (each as defined below) on April 15, 21, and 29, 2011, respectively. Our portfolio, as of September 30, 2012, also includes four mezzanine real estate construction loans, totaling approximately $22.8 million, each with exclusive options to purchase the properties once developed, and two real estate acquisition bridge loans totaling approximately $8.4 million.

We recorded net losses attributable to common stockholders of approximately $19 thousand and $2.9 million for the three-month periods ended September 30, 2012, and 2011, respectively.

The highlights of our third quarter 2012 operating results include:

•
We closed on and partially funded two mezzanine construction loans and a land acquisition bridge loan totaling a maximum aggregate amount of approximately $27.5 million. At September 30, 2012, the funded amounts of these loans totaled approximately $15.5 million. The two mezzanine loans each include an option to purchase the property once developed and stabilized.

•
We continue to hold no debt at the Company or Operating Partnership levels, except with regard to our $15.0 million Credit Facility. We have no cross-collateralization of our real estate assets, and have no contingent liabilities at the Company or Operating Partnership levels with regard to our secured mortgage debt on our communities.

•	Through September 30, 2012, we have cumulatively issued 12,178 Units and collected net proceeds of approximately

$11.0 million from our Primary Series A Offering.

•
Declared a quarterly dividend on our Common Stock of $729,699, or $0.14 per common share, which was paid on October 15, 2012 to all common stockholders of record as of September 28, 2012. This represents a 12% overall increase in our Common Stock dividend since our IPO and an annualized dividend growth rate of 9.6%.

•
Declared and paid monthly dividends of $5.00 per share of our Series A Redeemable Preferred Stock, which totaled $163,059 for the three-month period ended September 30, 2012 and represents a 6% annual yield.

•
AFFO for the three-month period ended September 30, 2012 was $817,996 and cash provided by operating activities was approximately $1.2 million for the same period, which was more than sufficient to fund our third quarter Common Stock and Preferred Stock dividends. See the Adjusted Funds From Operations Attributable to Common Stockholders section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of this non-GAAP measure and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure.

Acquired properties

On April 15, 2011, we acquired 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), or Stone Rise, the fee-simple owner of a multifamily community located in suburban Philadelphia, Pennsylvania. Williams Opportunity Fund, LLC, or WOF, owned the membership interests in Stone Rise Apartments, LLC. The Stone Rise Apartments membership interests were acquired from Oxford Rise Partners LLC, a Georgia limited liability company, and WOF.  As of April 15, 2011, WOF owned approximately 19.75% of our outstanding Common Stock.  As of September 30, 2012, WOF owned approximately 2.75% of our Common Stock. In addition, John A. Williams, our Chief Executive Officer and Chairman of the Board, indirectly owns an approximate 1.0% membership interest in WOF.  In connection with the acquisition, we paid an acquisition fee of $301,500, or 1.0% of the contract purchase price, to our Manager, of which WOF received $3,015 through its special limited liability company interest in our Manager which entitles WOF to receive 1% of our Manager's gross revenues.

On April 21, 2011, we acquired 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), or Summit Crossing, the fee-simple owner of a multifamily community located in suburban Atlanta, Georgia. The PAC Summit Crossing membership interests were acquired from Oxford Summit Development LLC, a Georgia limited liability company, and Williams Realty Fund I, LLC, or WRF.  As of April 21, 2011, WRF owned approximately 13.62% of our outstanding Common Stock.  As of September 30, 2012, WRF owned approximately 0.15% of our Common Stock. In addition, Mr. Williams indirectly owns an approximate 7.0% membership interest in WRF. In connection with the acquisition, we paid an acquisition fee of $332,000, or 1.0% of the contract purchase price, to our Manager, of which WOF received $3,220 through its special limited liability company interest in our Manager.

On April 29, 2011, we acquired Oxford Trail, a multifamily community located in Hampton, Virginia from Oxford Trail JV LLC, or Trail Creek. WRF owned an approximately 10% membership interest in Oxford Trail JV LLC.   Separate from Mr. Williams' membership interest in WRF, Mr. Williams received approximately $62,600 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  Leonard A. Silverstein, the Company's President and Chief Operating Officer received $20,375 from Oxford Trail JV as a promoted interest in connection with the sale of Oxford Trail.  In connection with the acquisition, we paid an acquisition fee of $235,000, or 1.0% of the contract purchase price, to our Manager of which WOF received $2,350 through its special limited liability company interest in our Manager.

Community	Purchase Price (millions)	Mortgage Amount (millions)	Debt / Purchase Price

Summit Crossing	$33.20	$20.86	62.8%
Trail Creek	23.50	15.28	65.0%
Stone Rise	30.15	19.50	64.7%

Total	$86.85	$55.64	64.1%

					As of:	Three months ended:
					September 30, 2012	September 30, 2012
Property		Year Completed	Number of Units	Average Unit Size (sq. ft.)	Physical Occupancy (1)	Average Economic Occupancy (2)

Summit Crossing		2007	345	1,034	95.1%	95.0%
Trail Creek		2006	204	988	97.1%	91.3%
Stone Rise		2008	216	1,078	98.6%	93.9%

Total			765	1,033	96.6%	93.6%

	(1)	Count of occupied units (including models) divided by total units at reporting date.
	(2)	Gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions
		divided by gross potential rent.

Real estate loans, Notes Receivable, and Line of Credit

Madison-Rome

On September 28, 2012, we made a land acquisition bridge loan in the amount of $5,360,042 to Madison Retail - Rome LLC, or Madison-Rome, a Delaware limited liability company, to partially finance the construction of an 88,000 square foot retail complex located in Rome, Georgia. At September 30, 2012, Madison had drawn $4,740,408 of the loan amount.

The Madison-Rome loan matures on September 20, 2015, with no option to extend and pays current monthly interest of 8% per annum. An additional exit fee equal to the difference between a 14% cumulative annual simple interest return and the 8% current interest will be due and payable to the Company if Madison-Rome refinances the loan with a third party or when the loan balance is repaid.

The Madison-Rome loan is secured by a first priority lien in the land and the project, and by unconditional guaranties of payment and performance by Stephen H. Whisenant and Charles N. Worthen, unaffiliated third parties and principals of the borrower. In connection with the closing of the Madison-Rome loan, the Company received a loan fee of 2% of the aggregate loan amount, or $107,201 and paid an acquisition fee of $53,600 to the Manager out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

City Park

On September 6, 2012, we made a mezzanine loan of up to $10,000,000 to Oxford City Park Development LLC, or City Park, a Georgia limited liability company, to partially finance the construction of a 284-unit multifamily community located in Charlotte, North Carolina. At September 30, 2012, City Park had drawn $5,070,511 of the loan amount.

The City Park mezzanine loan matures on September 5, 2017, with no option to extend and pays current monthly interest of 8% per annum. We will accrue an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. We also have an option (but not an obligation) to purchase the property between and including November 1, 2015 and March 31, 2016 for a pre-negotiated purchase price of $30,945,845. If we exercise the purchase option and acquire the property, the additional accrued interest will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of City Park. Prepayment of the mezzanine loan is permitted in whole, but not in part, without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $18.6 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A.

Denny have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Park mezzanine loan, we received a loan fee of 2% of the amount drawn on the loan, or $101,430 and paid an acquisition fee of $50,715 to the Manager out of these funds. We will also receive 2% of any future draws on the loan and pay a 1% acquisition fee to the Manager. The net fees received by us will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

City Vista

On August 31, 2012, we made a mezzanine loan of up to $12,153,000 to Oxford City Vista Development LLC, or City Vista, a Georgia limited liability company, to partially finance the construction of a 272-unit multifamily community located in Pittsburgh, Pennsylvania. At September 30, 2012, City Vista had drawn $5,640,266 of the loan amount.

The City Vista mezzanine loan matures on June 1, 2016, with an option to extend until July 1, 2017 and pays current monthly interest of 8% per annum. We will accrue an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. We also have an option (but not an obligation) to purchase the property between and including February 1, 2016 and May 31, 2016 for a pre-negotiated purchase price of $43,560,271. If we exercise the purchase option and acquire the property, the additional accrued interest will be treated as additional basis in the acquired project.

The mezzanine loan is secured by a pledge of 100% of the membership interests of City Vista. Prepayment of the mezzanine loan is permitted in whole, but not in part, without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $28.4 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Vista mezzanine loan, we received a loan fee of 2% of the amount drawn on the loan, or $112,825 and paid an acquisition fee of $56,412 to the Manager out of these funds. We will also receive 2% of any future draws on the loan and pay a 1% acquisition fee to the Manager. The net fees received by us will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

Crosstown Walk

On June 29, 2012, we made a real estate acquisition bridge loan in the amount of $2,868,471, of which $2,811,101 had been drawn at June 30, 2012, to Iris Crosstown Apartments LLC, or Crosstown Walk, a Florida limited liability company, to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. On August 28, 2012, we amended the loan by increasing the aggregate amount of the loan to $3,693,471 and the borrower increased its amount drawn to $3,636,496 as of September 30, 2012. The bridge loan matures on December 31, 2012, with no option to extend and pays current monthly interest of 8.0% per annum. We will receive an additional 6.0% interest as an exit fee, which will be due and payable if Crosstown Walk sells the property to a third party or refinances the bridge loan at any time during its term. On October 26, 2012, we amended the loan again by increasing the aggregate amount of the loan to $4,685,000 and extended the maturity date to March 31, 2013.

Summit II

On May 7, 2012, we made a mezzanine loan of approximately $6.1 million to Oxford Summit Apartments II LLC, or Summit II, to partially finance the construction of a 140-unit multifamily townhome community located adjacent to our existing Summit Crossing multifamily community in metro Atlanta, Georgia.

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
Trail II
On June 30, 2011, we made a mezzanine loan of $6.0 million to Oxford Hampton Partners LLC, or Hampton Partners, a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to our existing Trail Creek multifamily community in Hampton, Virginia, or Trail II. Hampton Partners was required to fully draw down the mezzanine loan on the closing date. Hampton Partners paid $302,300 to WRF from the proceeds of the mezzanine loan to retire an outstanding short term loan that matured on the closing date of the Trail II mezzanine loan.

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
Notes Receivable
On September 14, 2012, we made a loan in the amount of $500,000 to Newport Development, LLC, or Newport, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The full amount was drawn as of

September 30, 2012. The loan bears interest at 15% per annum and interest only payments are due on a monthly basis until the maturity date of March 17, 2013. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by personal guaranties of repayment issued by Robert F. Krause, Jr. and J. Richard Stephens, Jr., the principals of Newport and unaffiliated third parties.

On May 21, 2012, we made a loan in the amount of $575,000 to Madison Retail, LLC, or Madison Retail, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The amount drawn by Madison Retail as of September 30, 2012 was $430,544. The loan bore interest at 15% per annum and interest only payments were due on a monthly basis until the maturity date of September 30, 2012. Although the loan matured on that date, payment of principal and interest was received by the Company on October 2, 2012. The amounts payable under the terms of the loan were backed by a personal guaranty of repayment issued by Stephen H. Whisenant, the principal of Madison Retail and an unaffiliated third party.
On March 26, 2012, the Company made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due beginning May 1, 2012, and continued on a monthly basis until the repayment of the loan, which occurred on September 6, 2012.
Line of Credit
On August 21, 2012, we extended a revolving line of credit to our Manager in an aggregate amount of up to $1.0 million, in order to provide liquidity to our Manager in support of its ongoing business operations. The credit line bears interest at 8.0% per annum, with interest payable monthly and matures on July 31, 2013. At September 30, 2012, the amount drawn by our Manager was $345,200, and for the three-month and nine-month periods ended September 30, 2012, interest revenue was $1,925.

Three Months and Nine Months Ended September 30, 2012 and 2011

Revenues

We recorded total rental revenue of approximately $2.3 million, or 71.2% of total revenues, for the three-month period ended September 30, 2012, versus approximately $2.3 million, or 85.5% of total revenues for the three-month period ended September 30, 2011. We recorded total rental revenue of approximately $6.8 million, or 77.6% of total revenues for the nine-month period ended September 30, 2012, versus approximately $3.9 million, or 87.4% of total revenues for the nine-month period ended September 30, 2011.

The increase in rental revenue in the nine-month period was primarily due to the acquisitions of our three multifamily communities in April of 2011 and consequently, full periods of activity were not recorded for the nine-month period ended September 30, 2011. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from acquired multifamily communities. At September 30, 2012, the combined properties had physical occupancy rates, including model units, of 96.6% of the total units available for rent, including model units, versus 95.6% at September 30, 2011.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increase in other property revenues for the nine-month period ended September 30, 2012 was primarily due to the acquisitions of the three communities in April 2011 and consequently, we did not record a full nine months of activity.

Interest income from our real estate loans increased substantially for both the three-month and nine-month periods ended September 30, 2012 versus September 30, 2011 due to (i) recording a full quarter of interest income from our Summit II loan during the three-month period ended September 30, 2012, (ii) the closing of our City Park and City Vista loans during the third quarter of 2012, and (iii) the closing of our Crosstown Walk loan on June 29, 2012 and recognition of a full quarter of income.

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Interest income:
Summit II	$122,061	$—	$196,189	$—
Trail II	120,000	120,000	360,000	120,000
Crosstown Walk	62,335	—	63,567	—
City Park	27,784	—	27,784	—
City Vista	38,838	—	38,838	—
Madison-Rome	3,117	—	3,117	—

Total	374,135	120,000	689,495	120,000

Accrued exit fees	198,449	—	318,296	—
Net loan fee revenue recognized	27,765	4,495	39,194	5,828

Total interest income on real estate loans	600,349	124,495	1,046,985	125,828

Notes receivable:
Newport	3,493	—	3,493	—
Oxford	16,793	—	42,770	—
Madison Retail	13,589	—	17,253	—
PAA line of credit	1,925	—	1,925	—

Total interest income on notes and lines
of credit	35,800	—	65,441	—

Total interest income	$636,149	$124,495	$1,112,426	$125,828

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $598 thousand and $580 thousand for the three-month periods ended September 30, 2012 and 2011, respectively. We recorded these same expenses of approximately $1.8 million and $1.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The increase for the nine-month period ended September 30, 2012 was driven by the ownership and operation of the three acquired multifamily properties for a full period in 2012 versus 2011. The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs, and landscaping costs. The number of employees assigned by our property manager to our three multifamily communities at September 30, 2012 is not expected to change materially over the foreseeable future. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $104 thousand and $101 thousand for the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $305 thousand and $176 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively. We also paid general and administrative expense fees and asset management fees to our Manager which totaled approximately $215 thousand and $177 thousand for the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $584 thousand and $323 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively. General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted. The percentage of these costs charged is governed by the Third Amended and Restated Management Agreement with our Manager.

The increase for the three-month period was primarily due to the increases in asset management fees from additional assets acquired and owned in the 2012 period. The nine-month period increase was also attributable to the ownership and operation of the three acquired multifamily communities for the full nine-month period in 2012 versus 2011.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. The current assessed values of our communities, the estimated annual effective tax rates and expected total property taxes for 2012, as of September 30, 2012 were:

Property	Assessed Value	Expected Property Tax Rate	Expected Property Taxes, FYE 2012	Property Taxes, FYE 2011

Stone Rise	$11,130,000	3.24%	$361,067	$358,581
Summit Crossing	5,937,815	2.66%	157,791	153,449
Trail Creek	21,546,200	1.06%	227,400	224,728

Total	$38,614,015	1.93%	$746,259	$736,758

We generally expect the assessed values of our multifamily communities to rise over time, owing to our expectation of improving market conditions, pressure on municipalities to raise revenues and increased activity in the transactional market. However, we have some insurance against any potential rise in assessments at Stone Rise because its assessed value is frozen through 2015, unless there is a county wide reassessment. The assessed value of the Stone Rise community did not increase from 2011. Summit Crossing's initial 2012 tax valuation was increased by the municipality in which it resides during the second quarter to $6,250,332, however, we successfully appealed the valuation and were able to reduce it to $5,937,815 for an increase of 3% from 2011.  Trail Creek's assessed value for 2012 was increased 3.6% to $21,546,200.

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $906 thousand and $3.6 million for the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $2.8 million and $6.4 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The 2011 three-month and nine-month periods both included amortization of acquired intangible assets related to our three multifamily communities of approximately $2.7 million and $4.7 million, respectively. These intangible assets were amortized in full during 2011 and there were no such expenses for the 2012 periods.

Acquisition costs

We recorded acquisition costs for our three multifamily communities of approximately $1.7 million for the nine-month period ended September 30, 2011, primarily related to due diligence, purchase negotiation, appraisals, and other costs related to the three acquired multifamily communities, which were all acquired in April 2011.

Professional fees

We recorded professional fee expenses of approximately $242 thousand and $305 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively. These costs consist principally of fees for audit, tax and legal work performed and the decreases were due to higher accounting and legal costs incurred in the 2011 periods related to audits of our initial financial statements as a publicly held company and fees for tax consulting services.

Interest expense

We recorded interest expense of approximately $615 thousand and $538 thousand for the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $1.7 million and $972 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively. Interest expense on mortgage indebtedness from the three acquired communities was approximately $520 thousand and $516 thousand and amortization of deferred loan costs on the mortgage indebtedness was approximately $21 thousand for both the three-month periods ended September 30, 2012 and 2011, respectively. Interest expense on mortgage indebtedness from the three acquired communities was approximately $1.6 million and $913 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively. Amortization of deferred loan costs on the mortgage indebtedness was approximately $64 thousand and $43 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively.

The increases in interest expense for the 2012 periods were due to the acquisitions of the three multifamily properties in April of 2011 and consequently, less than full periods of interest were accrued and paid for the corresponding 2011 period. Interest expense for the prior year periods also included a nominal amount of interest on the note payable and on the two lines of credit due to WOF, all of which were paid and retired in April 2011 with proceeds from the IPO.

Equity compensation to directors and executives

We recorded amortization expense related to equity compensation to our directors and executives of approximately $316 thousand and $78 thousand for the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $921 thousand and $158 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively. The primary factor driving these increases in the 2012 periods was the inclusion of amortization expense for the 2012 and 2011 Class B Unit awards to our four principal executives of approximately $245 thousand and $722 thousand for the three-month and nine-month 2012 periods, respectively.

Other income

For the three-month and nine-month periods ended September 30, 2012 , we recorded other income of approximately $81 thousand and $82 thousand, respectively. Included in the amounts was $80,720, which was a cost reimbursement from the local water utility servicing our Stone Rise property. This reimbursement related to the construction of a water main by Oxford Rise JV, LLC prior to the date we acquired the entity and community.

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

FFO, plus:

•	Acquisition costs;

•	Organization costs;

•	Non-cash equity compensation to directors and executives;

•	Amortization of loan closing costs;

•	REIT establishment costs;

•	Depreciation and amortization of non-real estate assets; and

•	Net loan origination fees received;
Less:

•	Non-cash mezzanine loan interest income;

•	Cash paid for loan closing costs; and

•	Normally recurring capital expenditures

AFFO figures reported by us are not generally comparable to those reported by other companies. Investors are cautioned that AFFO excludes acquisition costs which are recorded as incurred, which generally occur in the periods in which the properties are acquired (and often preceding periods). We utilize AFFO to gauge the results of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies that are not as involved in ongoing acquisition activities. AFFO is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which we believe to be net income/loss available to common stockholders.

Reconciliation of Funds From Operations Attributable to Common Stockholders and
Adjusted Funds From Operations Attributable to Common Stockholders
to Net Loss Attributable to Common Stockholders

		Three months ended:		Nine months ended:
		9/30/2012	9/30/2011	9/30/2012	9/30/2011

Net income (loss) attributable to the Company		$148,921	$(2,900,704)	$(562,305)	$(7,314,552)
Less:	Preferred stock dividends	(163,059)	—	(242,744)	—
	Earnings attributable to unvested restricted stock	(4,626)	(3,250)	(12,302)	(6,500)
Net loss attributable to common stockholders		(18,764)	(2,903,954)	(817,351)	(7,321,052)

Add:	Depreciation of real estate assets	900,307	961,446	2,782,052	1,715,674
	Amortization of acquired intangible assets	—	2,656,351	—	4,698,174

Funds from operations attributable to common stockholders		881,543	713,843	1,964,701	(907,204)

Add:	Acquisition costs	—	18,272	912	1,680,432
	Organization costs	—	—	1,593	94,372
	Non-cash equity compensation to directors and executives	315,600	77,519	921,207	157,501
	Amortization of loan closing costs	48,487	21,445	91,473	42,986
	REIT establishment costs	—	—	—	25,849
	Depreciation/amortization of non-real estate assets	5,681	5,935	18,352	11,993
	Net mezzanine loan fees received	168,813	—	258,528	74,333
Less:	Non-cash mezzanine loan interest income	(225,970)	(4,489)	(357,219)	(4,489)
	Cash paid for loan closing costs	(323,918)	—	(323,918)	—
	Normally recurring capital expenditures	(52,240)	(62,052)	(162,009)	(89,000)

Adjusted funds from operations attributable to common
stockholders		$817,996	$770,473	$2,413,620	$1,086,773

Common Stock dividends:
	Declared	$729,699	$646,675	$2,080,357	$1,293,162
	Per share	$0.14	$0.125	$0.40	$0.25

Weighted average shares outstanding - basic		5,178,822	5,146,845	5,169,467	3,375,384

Weighted average shares outstanding - diluted (A)		5,428,752	5,172,845	5,410,539	3,392,432

Actual shares outstanding at September 30, 2012 and 2011, including 33,046 and 26,000 unvested shares of restricted Common Stock at September 30, 2012 and 2011, respectively		5,212,139	5,173,399	5,212,139	5,173,399

(A) Since our AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares for these periods for purposes of this table, which includes the dilutive effect of potential common stock equivalents from grants of the Company's Class B Units granted in the Operating Partnership, issued on December 30, 2011, January 3, 2012, and August 15, 2012, as well as 33,046 shares of restricted Common Stock issued May 10, 2012. The weighted average shares outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted since we recorded a net loss available to common stockholders for the periods presented.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	monthly distributions that we pay to our preferred stockholders; and

•	quarterly distributions that we pay to our common stockholders.

On August 31, 2012, we, in conjunction with the Operating Partnership, entered into a credit agreement with Key Bank National Association, or the Lender, to obtain a $15.0 million senior secured revolving credit facility, or Credit Facility. The intended uses of the Credit Facility are to fund our investments, capital expenditures, dividends (with consent) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility bear interest at a variable rate of the 1 month LIBOR index plus 500 basis points, which was approximately 5.2% per annum at September 30, 2012 as well as a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility has a maturity date of August 31, 2013.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2012, we were in compliance with all covenants related to the Credit Facility.

At September 30, 2012, we had drawn the full $15.0 million available under the Credit Facility to finance the closings of the City Vista and City Park mezzanine loans and the Madison-Rome loan, as well as associated legal expenses and a loan fee and closing costs of $323,918 for the establishment of the line of credit. Interest expense was $46,970 and the weighted average interest rate was 5.24% for the three-month and nine-month periods ended September 30, 2012 (commencing with the first draw upon the Credit Facility on August 31, 2012).

Our net cash provided by operating activities for the nine-month period ended September 30, 2012 was approximately $3.0 million and net cash used in operating activities for the nine-month period ended September 30, 2011 was approximately $266 thousand. We had net cash used in operating activities in the prior year period, rather than net cash provided by operating activities, since we commenced business operations following our IPO in the second quarter of 2011 and also incurred approximately $1.7 million of acquisition costs in that period. The net cash provided by operating activities in the 2012 period reflects a full period of operational results from our multifamily communities, interest income from our real estate loans and an immaterial amount of acquisition costs.

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

Our net cash used in investing activities was approximately $26.6 million and $93.6 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. The 2012 period included disbursements for three mezzanine loans and two real estate acquisition bridge loans totaling approximately $25.2 million and the issuance of three promissory notes totaling approximately $1.6 million, partially offset by the repayment of one note in the amount of $650 thousand. During the 2011 period, we disbursed approximately $87.4 million to acquire our three multifamily properties and $6.0 million for the Trail II real estate loan.

Cash used in or provided by investing activities is primarily driven by acquisitions and dispositions of multifamily properties and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We have no current plans to dispose of any of our communities and will seek to acquire more communities at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the nine-month period ended September 30, 2012, our capital expenditures were:

	Summit	Trail	Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$6,681	$160,552	$10,799	$178,032
Other nonrecurring capital expenditures	—	5,850	4,166	10,016
Total nonrecurring capital expenditures	6,681	166,402	14,965	188,048

Normally recurring capital expenditures	59,492	60,833	41,684	162,009
Total capital expenditures	$66,173	$227,235	$56,649	$350,057

For the nine-month period ended September 30, 2011, our capital expenditures were:

	Summit	Trail	Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$86,699	$142,600	$8,880	$238,179
Other nonrecurring capital expenditures	—	—	—	—
Total nonrecurring capital expenditures	86,699	142,600	8,880	238,179

Normally recurring capital expenditures	34,538	34,194	20,268	89,000
Total capital expenditures	$121,237	$176,794	$29,148	$327,179

Net cash provided by financing activities was approximately $21.5 million and $98.9 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. During the 2012 period, we drew $15.0 million from our revolving credit facility in order to fund the closing transactions on our City Vista, City Park, and Madison-Rome loans and received approximately $11.0 million from the issuance of 12,178 Units. Partially offsetting these cash inflows were the payments of our Preferred Stock and Common Stock dividends totaling approximately $2.2 million and deferred offering costs of approximately $1.9 million. The financing cash inflows during the 2011 period consisted primarily of proceeds from sales of Common Stock of approximately $46.1 million and proceeds from mortgage notes payable on our three acquired multifamily communities of approximately $55.6 million.

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

For each of the three-month periods within the nine-month periods ended September 30, 2012 and September 30, 2011, our dividend and cash-generating activity was:

		Dividends declared
Three-month period ended	Dividend per share of Common Stock	Common	Preferred	Total	Cash flow (used in) provided by operating activities
3/31/2011	$—	$—	$—	$—	$(122,686)
6/30/2011	$0.125	$646,487	$—	$646,487	$(697,122)
9/30/2011	$0.125	$646,675	$—	$646,675	$553,596

3/31/2012	$0.13	$673,181	$718	$673,899	$927,394
6/30/2012	$0.13	$677,477	$79,685	$757,162	$869,992
9/30/2012	$0.14	$729,699	$163,059	$892,758	$1,225,510

We commenced business operations on April 5, 2011 and acquired three multifamily communities and a real estate loan during the second quarter of 2011. As shown above, our cash flow provided by operating activities for the three-month period ended September 30, 2012 was $1,225,510 versus $553,596 for the three-month period ended September 30, 2011, and was attributable to the increase in interest income from our expanded portfolio of loans and notes receivable in the 2012 period. Our cash flow from operations for both the three-month and nine-month periods ended September 30, 2012 were sufficient to fund both our quarterly Common Stock dividend(s) and our monthly Preferred Stock dividends for the respective periods.

On August 2, 2012, we declared a quarterly dividend on our Common Stock of $0.14 per share, an increase of 12% from our initial dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of 9.6%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

In addition to $718 of accrued dividends payable for the three-month period ended March 31, 2012, for the nine-month period ended September 30, 2012, our Preferred Stock dividend activity consisted of:

	Declaration date	Record date	Payment date	Dividend distributions	(1)
	4/13/2012	4/30/2012	5/21/2012	$11,486
	5/10/2012	5/31/2012	6/20/2012	25,406
	6/22/2012	6/29/2012	7/20/2012	42,793
	7/22/2012	7/31/2012	8/20/2012	50,878
	8/2/2012	8/31/2012	9/20/2012	54,119
	9/18/2012	9/28/2012	10/22/2012	58,062

				$242,744

(1)	The Preferred Stock receives dividend distributions of $5.00 per share for each full month and, for shares outstanding for less than a full month, a prorated amount based on such monthly rate.

Our board of directors reviews the Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Unit offering.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;

•	capital expenditures needed for our multifamily communities;

•	costs associated with current and future capital raising activities;

•	costs to acquire additional multifamily communities and enter into lending opportunities; and

•	our minimum distributions necessary to maintain our REIT status.

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

On November 18, 2011, the SEC declared effective our registration statement on Form S-11 (registration number 333-176604), or the Registration Statement, for our offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of our Preferred Stock and one Warrant to purchase 20 shares of our Common Stock and are immediately separable and will be issued separately. We refer to such offering as the Primary Series A Offering. The price per Unit is $1,000. The Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Preferred Stock will begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issuance, subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2012, we had issued an aggregate of 12,178 Units from our Primary Series A Offering, leaving 137,822 Units available to be issued.

On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for a follow-on offering of an additional 850,000 Units, bringing the maximum number of Units to be issued to one million. The terms of the follow-on offering and features of the Units are substantially the same as the Primary Series A Offering. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

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

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), in addition to our $15.0 million revolving line of credit. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities. The number of different multifamily communities and other investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. See the section entitled "Risk Factors" in Item 1.A of our Annual Report on Form 10-K for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the value of our tangible assets (including our real estate assets, real estate loan investments, accounts receivable and cash and cash equivalents) on a portfolio basis based on fair market value. As of September 30, 2012, our outstanding debt (including the balance on our line of credit) was approximately 48.2% of the value of our tangible assets on a portfolio basis based on our current estimate of fair market value. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. In addition, we have acquired, and we intend to acquire, all of our multifamily communities through separate single purpose entities and we have financed, and we intend to finance, each of these multifamily communities using financing techniques for that property alone without any cross-collateralization to our other multifamily communities or guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our $15.0 million line of credit.

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

Furthermore, if interest rates or other factors at the time of financing result in higher costs of financing, then the interest expense relating to that financed indebtedness would be higher. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operations, cash flow, our ability to pay principal and interest on our debt and our ability to pay distributions to our stockholders. Finally, sellers may be less inclined to offer to sell to us if they believe we may be unable to obtain financing.

As of September 30, 2012, we had long term mortgage indebtedness of approximately $55.6 million, all of which was incurred by us in connection with the acquisition of our three multifamily communities in 2011. The outstanding balance includes fixed-rate debt of approximately $20.9 million, or 37.5% of the total mortgage debt balance, and floating-rate debt of approximately $34.8 million, or 62.5% of the total mortgage debt balance.

As of September 30, 2012, we had approximately $2.5 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. As of September 30, 2012, we earmarked approximately $1.7 million of cash and cash equivalents to fund our working capital and dividend requirements and approximately $82 thousand for planned capital expenditures that were identified at acquisition for our acquired multifamily communities. The remaining balance of approximately $718 thousand was available for general operating purposes.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant, to International Assets Advisory, LLC, or IAA, for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of September 30, 2012, we had 12,178 outstanding Units, each containing one warrant to purchase 20 shares of our Common Stock. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. The Warrants outstanding at September 30, 2012 become exercisable between March 30, 2013 and September 28, 2013 and have exercise prices that range between $9.00 and $10.08 per share. If all the outstanding warrants at September 30, 2012 become exercisable and are exercised, gross proceeds to us would be approximately $2.1 million and we would as a result issue an additional 243,560 shares of Common Stock.

Contractual Obligations

As of September 30, 2012, our contractual obligations consisted of the three mortgage notes secured by our three acquired properties and the revolving line of credit. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at September 30, 2012 of 0.210%, our estimated future required payments on these instruments were:

	Total	Less than one year (1)	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$11,747,520	$504,483	$4,622,274	$3,931,157	$2,689,606
Principal	55,637,000	—	608,635	2,184,251	52,844,114
Line of credit:
Interest	781,500	194,840	586,660	—	—
Principal	15,000,000	—	15,000,000	—	—
Total	$83,166,020	$699,323	$20,817,569	$6,115,408	$55,533,720

(1) Represents obligations due for the remainder of 2012

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. $19.5 million of our floating-rate debt has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) and approximately $15.3 million of our floating rate debt has LIBOR effectively capped at 4.05% (all-in rate of 6.85%), both through caps on the maximum interest rate on our debt under Freddie Mac's capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as all of our floating rate debt financing our communities was incurred in April 2011 and does not mature until May 2018. Our $15.0 million line of credit is uncapped and bears interest at a spread over LIBOR of 5.0%, and because of the short term nature of this loan, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2012, would increase by approximately $498 thousand on an annualized basis, or decrease by approximately $105 thousand on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.21% at September 30, 2012, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.
Item 4.        Controls and Procedures
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or Exchange Act, Rule 13a-15(e)) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting
As required by Exchange Act Rule 13a-15(d), our Chief Executive Officer and Chief Accounting Officer evaluated our internal controls over financial reporting to determine whether any change occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

PREFERRED APARTMENT COMMUNITIES, INC. (Registrant)

Date: November 13, 2012	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: November 13, 2012	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2012 and December 31, 2011, (ii) consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011, (iii) consolidated statement of equity and accumulated deficit, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.