Form 10-K
period 2012-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2013-03-15
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Commission File No. 001-34995
Preferred Apartment Communities, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	27-1712193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3625 Cumberland Boulevard, Suite 400, Atlanta, GA 30339
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (770) 818-4100
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
Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer   ☒    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of registrant's most recently completed second fiscal quarter, was $30,585,769 based on the closing price of the common stock on the NYSE MKT on such date.
The number of shares outstanding of the registrant’s Common Stock, as of March 15, 2013 was 5,290,559.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2013 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. You should also review Item 1A., “Risk Factors,” for a discussion of various risks that could adversely affect us. Unless the context otherwise requires or indicates, references to the "Company", "we", "our" or "us" refers to Preferred Apartment Communities, Inc., a Maryland corporation, together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership.

Item 1.	Business

Development of the Company

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"), effective with its tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities, and we may make mezzanine loans, provide deposit arrangements or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinated loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of our total assets in other real estate related investments, as determined by our external manager and advisor, Preferred Apartment Advisors, LLC, or our Manager, a Delaware limited liability company and a related party. We have no employees of our own; our Manager provides all managerial and administrative personnel to us pursuant to the Third Amended and Restated Management Agreement, dated May 13, 2011, among the Company, the Operating Partnership and the Manager, or the Management Agreement. Our Manager is controlled by John A. Williams, our Chairman of the Board of Directors and Chief Executive Officer.

At December 31, 2012, we owned three multifamily communities with a total of 765 units in three states. We also held six real estate loans, four of which are mezzanine loans which partially finance the construction of new multifamily communities that contain exclusive options to purchase the to-be-developed properties and two of which are bridge loans. If we ultimately exercise all the purchase options, the transactions would add another 792 units to our portfolio.

We completed our initial public offering, or the IPO, on April 5, 2011. Our common stock, par value $.01 per share, or Common Stock, is traded on the NYSE MKT exchange under the symbol APTS.

Our consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest and plans to conduct substantially all its business through the Operating Partnership.

On November 18, 2011, the Securities and Exchange Commission, or SEC, declared effective our registration statement on Form S-11 (registration number 333-176604), as the same may be amended from time to time, or Registration Statement, for our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Series A redeemable preferred stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our Common Stock. The offering described above is described herein as the Primary Series A Offering and is offered by the dealer manager thereof on a “reasonable best efforts” basis. On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for a follow-on offering of an additional 850,000 Units, or our Follow-On Offering, which registration statement has not yet been declared effective by the SEC. The terms of the Follow-On Offering and features of the Units in our Follow-On Offering are substantially the same as the Primary Series A Offering.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by the Company pursuant to the Registration Statement, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. The offering will be made only by means of a prospectus, as the same may be supplemented from time to time, which is a part of the Registration Statement.

Financial Information About Segments

We evaluate the performance of our business operations and allocate financial and other resources by assessing the financial results and outlook for future performance across two distinct segments: multifamily communities and real estate related financing.

Our multifamily communities segment includes the results of business operations from our three owned residential multifamily communities, which contributed approximately $10.2 million and $6.9 million to our consolidated revenues for the twelve-month periods ended December 31, 2012 and December 31, 2011, respectively.

Our financing segment consists of the financial results from our portfolio of mezzanine loans, bridge loans and other financial instruments which partially finance the development, construction and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. The financing segment contributed approximately $2.3 million and $0.3 million to our consolidated revenues for the twelve-month periods ended December 31, 2012 and December 31, 2011, respectively.

The financial measures required by Item 101 of Regulation S-K to be presented in Item 1 are included in the Company's consolidated financial statements and notes thereto in Item 15 of this Annual Report on Form 10-K.

Investment Strategy

We seek to maximize returns for our stockholders by taking advantage of the current environment in the real estate market created by the financial crisis and downturn in the United States economy. As the real estate market and economy continue to stabilize and improve, we intend to employ efficient management techniques to grow income and create asset value. Our investment strategy may include, without limitation, the following:

•
acquiring assets where assets or the owners of assets are overleveraged and/or owners may be struggling to meet current debt service obligations on such assets, or, in certain circumstances, where owners are financial institutions or conduits under either legal or economic compulsion to sell;

•	acquiring assets in opportunistic, performing and stable markets throughout the United States;

•
acquiring multifamily properties which we believe will generate sustainable and growing cash flow from operations sufficient to allow us to cover the dividends that we expect to declare and pay and which we believe will have the potential for capital appreciation; and

•	taking advantage of markets where new multifamily development has been below historical averages during the last few years.

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

We also may invest in real estate related debt, including, but not limited to, newly or previously originated first mortgage loans on multifamily properties that meet our investment criteria, which are performing or non-performing, newly or previously originated mezzanine loans on multifamily properties that meet our investment criteria (second or subsequent mortgages), which are performing or non-performing, and tranches of securitized loans (pools of collateralized mortgaged-backed securities) on multifamily properties that meet our investment criteria, which are performing or non-performing.

Any asset acquisitions from affiliated third parties have been, and will continue to be, subject to approval by our conflicts committee comprised of independent directors.

Our Manager's investment committee will periodically review our investment portfolio and its compliance with our investment guidelines and policies, and provide our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results. Our investment guidelines, the assets in our portfolio, the decision to utilize leverage, and the appropriate levels of leverage are periodically reviewed by our board of directors as part of their oversight of our Manager. Our board of directors may amend or revise our investment guidelines without a vote of the stockholders.

Our Financing Strategy

We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this Annual Report on Form 10-K. Included in the “Significant Developments” discussion are details regarding our Primary Series A Offering, our Follow-On Offering, and our private placement of our Series B Preferred Stock, which was completed in January 2013.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2012, our outstanding debt (both secured and unsecured) was approximately 44.5% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2012. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our $15.0 million line of credit.

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

Marketing and Branding Strategy

Our Manager intends to brand all apartment communities owned by us as “A Preferred Apartment Community”, to make “A Preferred Apartment Community” a trademarked logo and ultimate tagline for each of our communities that we believe will signify certain brand and management standards, and intends to obtain all rights to the trademarks, including federal registration of the trademarks with the United States Patent and Trademark Office, to secure such brand in connection with such branding. However, there can be no assurance that such trademarks will be issued. This strategy will allow each individual community to be part of a centralized marketing and advertising campaign, in addition to property level marketing and advertising. These campaigns will enhance further the individual property's presence in the marketplace, allowing them to be perceived as premier over other properties within the marketplace.

On September 17, 2010, we entered into a trademark license and assignment agreement pursuant to which we granted an exclusive, worldwide, fully-paid, royalty-free license of all our trademarks to our Manager and agreed to assign all of our trademarks to our Manager upon the applications related to our trademarks being successfully converted to use based applications with the United States Patent and Trademark Office.  Pursuant to this agreement, in March 2012, we assigned these trademarks to our Manager and concurrently entered into a royalty-free license agreement for these trademarks with us as licensee. Similarly, in March 2012, our Manager entered into a royalty-free license agreement with us as licensee with respect to all other intellectual property of the Manager. The license agreements will terminate automatically upon termination of the Management Agreement, or upon a material breach of a license agreement that remains uncured for more than 30 days after receipt of notice of such breach. Following such termination, we will be required to enter into a new arrangement with our Manager in order to continue our rights to use the intellectual property. There can be no assurance that we will be able to enter into such arrangements on terms acceptable to us.

Upon the acquisition of additional communities, we plan to implement at each an innovative and unique marketing and branding strategy by implementing the PAC Concierge, PAC Rewards and PAC Partners programs.

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

The PAC Rewards program allows residents to accumulate and redeem rewards points for services and upgrades, such as painting an accent wall, carpet cleaning or installing a ceiling fan or kitchen backsplash. Residents may accumulate Preferred Rewards, for example, when they sign their lease, pay their rent online, enroll in our direct debit/automatic payment program, renew their leases, or when a resident's referral signs a new lease.

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

In the course of acquiring and owning real estate assets, we engage an independent environmental consulting firm to perform a level 1 environmental assessment (and if appropriate, a level 2 assessment) to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2012, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

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

Available Information

The Company makes available all reports which are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC for viewing or download free of charge at the Company's website, www.pacapts.com. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.

Item 1A.    Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. Our business, operating results, prospects and financial condition could be materially adversely affected by any of these risks. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this Annual Report on Form 10-K, we deem immaterial also may harm our business.

This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.”  Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock.

Risks Related to an Investment in Our Company

Our limited operating history may affect our ability to generate sufficient operating cash flows to make or sustain distributions to our stockholders and the returns to our stockholders would be adversely affected.

We were incorporated on September 18, 2009, and our Manager was organized on May 18, 2010. Thus, we and our Manager are both relatively recently formed entities with relatively limited operating histories, and we both may be unable to successfully operate our businesses or achieve our investment objectives. The past performance of other real estate investment programs sponsored by our sponsor, John A. Williams, or our Sponsor, or his affiliates may not be indicative of the performance we may achieve. We have limited income and operating cash flow from which we can make distributions to you. We may not be able to conduct our business as planned and/or successfully carry out our business as planned.

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

Our ability to grow the Company and execute our business strategy may be impaired if we are unable to secure adequate financing.

Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Currently, we do not have any agreements or letters of intent in place for any debt financing sources other than our $15.0 million revolving line of credit facility, or the Credit Facility, which we intend to amend by increasing the amount available. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in overall financial markets, including the debt and equity capital markets. The dislocation in the credit markets has had a negative effect on the ability of purchasers of real estate to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Debt or equity financing may not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our Primary Series A Offering or other offerings), the interests of our existing stockholders could be diluted.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon our Manager's performance in the acquisition of, and arranging of financing for, investments, as well as our property manager's performance in the selection of residents and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more proceeds we raise in current and future offerings of our securities, the greater our challenge will be to invest all the net offering proceeds on attractive terms. You will not have the opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our Manager and the performance of our Manager and property manager. We cannot be sure that our Manager will be successful in obtaining suitable investments on financially attractive terms.

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

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure you that we will continue to generate sufficient available cash flow to fund distributions nor can we assure you that sufficient cash will be available to make distributions to our stockholders. With limited prior operations, it is more difficult for us to predict the amount of distributions our stockholders may receive and we may be unable to pay, maintain or increase distributions over time. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions.

Further, if the aggregate amount of our distributions in any given year exceeds our earnings and profits (as determined for U.S. federal income tax purposes), the U.S. federal income tax treatment of the excess amount will be either (i) a return of capital, or (ii) a gain from the sale or exchange of property to the extent that a stockholder's tax basis in our Common Stock equals or is reduced to zero as the result of our current or prior year distributions.

Upon the sale of any individual property, holders of our Series A Preferred Stock and our Series B Preferred Stock (or collectively, the Preferred Stock), each do not have a priority over holders of our Common Stock regarding return of capital.

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

We may make redemption payments under the terms of the Series A Preferred Stock in shares of our Common Stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Common Stock. The issuance of Common Stock upon such redemption payments also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Series A Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Common Stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our Common Stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock or our Common Stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue Common Stock or other equity or debt securities (a) to persons from whom we purchase multifamily communities, as part or all of the purchase price of the community, or (b) to our Manager in lieu of cash payments required under the Management Agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any Common Stock or other equity or debt securities issued in consideration of multifamily communities acquired or services provided, or to be provided, to us.

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or the Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over our Common Stock or the Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our Common Stock and our Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue common stock, convertible debt, preferred stock or warrants pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Stockholders who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, you also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, your shares of our Common Stock or Preferred Stock.

Breaches of our data security could materially harm our business and reputation.

        We collect and retain certain personal information provided by our residents. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

If any of our public communication are held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability.

From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws.  If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act of 1933, as amended, or the Securities Act, and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased shares of our stock on the basis of such communications before receiving a copy of a prospectus as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the shares we sold such persons during such period.  Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder's purchase, in addition to possibly other damages determined by a court. In the event that any of our communications are claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court's ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us, and such liability may adversely affect our operating results or financial position.

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

To maintain our status as a REIT, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce your overall return.

To maintain our qualification as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, the nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

There is no public market for our Series A Preferred Stock or Series B Preferred Stock, referred to collectively as Preferred Stock, or Warrants, and we do not expect one to develop.

There is no public market for our Preferred Stock or Warrants, and we currently have no plan to list these securities on a securities exchange or to include these shares for quotation on any national securities market. We cannot assure you as to the liquidity of any trading market that may develop for our Preferred Stock or Warrants. Additionally, our charter contains restrictions on the ownership and transfer of our securities, and these restrictions may inhibit the ability to sell the Preferred Stock or Warrants promptly or at all. Furthermore, the Warrants will expire four years from the date of issuance. If a holder is able to sell the Preferred Stock or Warrants, they may only be able to sell them at a substantial discount from the price paid. Accordingly, you may be required to bear the financial risk of your investment in the shares of Preferred Stock indefinitely.

We will be required to terminate the Unit offering if our Common Stock is no longer listed on the NYSE MKT or another national securities exchange.

The Preferred Stock is a “covered security” under the Securities Act and therefore is not subject to registration in the various states in which it may be sold due to its seniority to our Common Stock, which is listed on the NYSE MKT exchange. If our Common Stock is no longer listed on the NYSE MKT or another appropriate exchange, we will be required to register the offering of our Units in any state in which we subsequently offer the Units. This would require the termination of the Unit offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to purchase additional properties and limit the diversification of our portfolio.

The Warrants are not “covered securities,” under the Securities Act. The Warrants are subject to state registration in those states that do not have any exemption for securities convertible into a listed security and the offering must be declared effective in order to sell the Warrants in these states.

There is not a broad market for our Common Stock and shares of our Common Stock are thinly traded, which may cause our Common Stock to trade at a discount and make it difficult for a holder to sell our Common Stock.

Our Common Stock trades on the NYSE MKT under the symbol "APTS." Listing on the NYSE MKT or another national securities exchange does not ensure a broad market for our Common Stock. Our Common Stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly-traded companies. Therefore, investors have limited opportunities to sell their shares of Common Stock in the open market. Limited trading of our Common Stock also contributes to more volatile price fluctuations, which could affect your ability to sell your shares and could depress the market price of your shares. Accordingly, a broad market for our Common Stock may not develop, or if developed, be maintained, the market for our Common Stock may not be liquid, the holders of our Common Stock may be unable to sell their shares of our Common Stock, and the prices that may be obtained following the sale of our Common Stock (including upon the exercise of our Warrants, the redemption of our Series A Preferred Stock, or the conversion of our Series B Preferred Stock) may not reflect the underlying value of our assets and business.

Our ability to redeem shares of Preferred Stock for cash may be limited by Maryland law.

Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed its total liabilities (the balance sheet solvency test). If the Company is insolvent at any time when a redemption of shares of Preferred Stock is required to be made, the Company may not be able to effect such redemption for cash.

Each series of the Preferred Stock is a senior security, and ranks prior to our Common Stock with respect to dividends and payments upon liquidation.

The rights of the holders of shares of our Preferred Stock rank senior to the rights of the holders of shares of our Common Stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Preferred Stock are entitled to receive a liquidation preference of Stated Value, $1,000 per share, plus all accrued but unpaid dividends, prior and in preference to any distribution to the holders of shares of our Common Stock or any other class of our equity securities.

The Preferred Stock will be subordinate in right of payment to any corporate level debt that we incur in the future, and your interests could be diluted by the issuance of additional preferred stock, and by other transactions.

The Preferred Stock will be subordinate in right of payment to any corporate level debt that we incur in the future. Future debt we incur may include restrictions on our ability to pay dividends on our Preferred Stock. The issuance of additional preferred stock on a parity with or senior to the Preferred Stock would dilute the interests of the holders of the Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. While the terms of the Preferred Stock limit our ability to issue shares of a class or series of preferred stock senior in ranking to the Preferred Stock, such terms do not restrict our ability to authorize or issue shares of a class or series of preferred stock with rights to distributions or upon liquidation that are on parity with the Preferred Stock or to incur additional indebtedness. The Preferred Stock does not contain any provision affording the holders of the Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, that might adversely affect the holders of the Preferred Stock.

We will be able to call our shares of Series A Preferred Stock and Series B Preferred Stock for redemption under certain circumstances without your consent.

We will have the ability to call the outstanding shares of Series A Preferred Stock after ten years following the date of original issuance of such shares of Series A Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Series A Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus any accrued and unpaid dividends. We have the right, in our sole discretion, to pay the redemption price in cash or in equal value of our Common Stock, based upon the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.

We have the right to redeem, at our option, the outstanding shares of Series B Preferred Stock, in whole or in part, at a redemption price per share of the Series B Preferred Stock equal to (i) if the redemption occurs on or prior to January 16, 2014, the greater of (A) 105% of the liquidation preference plus all accrued and unpaid dividends, and (B) 105% of the value of that number of shares of Common Stock into which such share of Series B Preferred Stock would have been convertible immediately prior to the day fixed for redemption, which value shall be calculated on the volume weighted average price of our Common Stock for the 20 trading days prior to the day fixed for redemption; or (ii) if the redemption occurs after January 16, 2014, the greater of (A) 100% of the liquidation preference plus all accrued and unpaid dividends; and (B) 100% of the value of that number of shares of Common Stock into which such share of Series B Preferred Stock would have been convertible immediately prior to the day fixed for redemption, which value shall be calculated on the volume weighted average price of the Common Stock for the 20 trading days prior to the day fixed for redemption.

There are restrictions on a stockholder's ability to transfer or resell the Series B Preferred Stock.

The Series B Preferred Stock was offered and sold pursuant to an exemption from registration under the Securities Act and applicable state securities laws. Therefore, a stockholder may only transfer or resell the Series B Preferred Stock in a transaction registered under or exempt from the registration requirements of the Securities Act and applicable state securities laws. Additionally, our charter contains restrictions on the ownership and transfer of our securities, and these restrictions may inhibit the ability to sell the Series B Preferred Stock promptly or at all.

If the Series B Preferred Stock does not convert into Common Stock, there may be adverse consequences.

The Series B Preferred Stock will only convert into Common Stock following a vote of holders of the Common Stock approving such conversion and the issuance of Common Stock upon such conversion. If the Series B Preferred Stock does not convert into Common Stock, a holder of Series B Preferred Stock may be required to retain the shares of Series B Preferred Stock for a longer period than expected. There can be no guarantee that the conditions necessary to occur for the conversion of the Series B Preferred Stock to Common Stock occur in a timely manner or at all. Additionally, the automatic conversion of the Series B Preferred Stock into Common Stock may be delayed until we receive NYSE MKT approval for our listing application for the shares of Common Stock into which the Series B Preferred Stock converts. In addition, the failure of the Series B Preferred Stock to convert into Common Stock by May 16, 2013 would result in an escalation of the dividend rate payable on the Series B Preferred Stock to 15% per annum, which may have adverse consequences for us and result in fewer funds available for the acquisition of properties and other real-estate related investments and to conduct our operations or pay dividends on our Common Stock.

Risks Related to Our Organization, Structure and Management

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
In April 2010, RBC Bank (USA) filed a lawsuit against, among others, Mr. Williams alleging that he is liable to RBC Bank (USA) for breach of certain guaranties executed by Mr. Williams in favor of RBC Bank (USA) in connection with certain real estate loans. The claims against Mr. Williams in these legal proceedings, if adversely determined against Mr. Williams, would have a material adverse effect on Mr. Williams' net worth. Mr. Williams has informed us of his belief that he has meritorious defenses against these claims and plans to pursue such defenses vigorously. On October 13, 2011, Mr. Williams entered into a term sheet for a Settlement Agreement with RBC Bank (USA), pursuant to which his alleged guaranties in favor of the bank would be released, resulting in no material adverse effect to Mr. Williams. There can be no assurance, however, that the Settlement Agreement will be executed.

On July 8, 2011, Caterpillar Financial Services Corporation (“Caterpillar”) commenced an action against Mr. Williams in the Superior Court of Fulton County, Georgia. In this action, Caterpillar seeks to recover $1,238,208.51, plus accrued interest, legal fees and costs, under a personal guaranty given by Mr. Williams in connection with a loan by Caterpillar to VMV, Ltd. Mr. Williams is the 100% indirect owner of VMV, Ltd. Mr. Williams has informed us of his belief that he has meritorious defenses to Caterpillar's claims and that he intends to vigorously contest them.

These claims against Mr. Williams, if adversely determined against him, could have a material adverse effect on Mr. Williams' net worth.

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

We believe our future success depends upon our Manager's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Manager will be successful in attracting and retaining such skilled personnel. If our Manager loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment in our Company may decline.

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

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under the Maryland General Corporation Law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The Maryland General Corporation Law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has adopted a resolution exempting any business combination with our Manager or any of its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Manager or any of its affiliates. As a result, our Manager or any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Holders of our Preferred Stock have limited to no voting rights. Under our charter and the Maryland General Corporation Law, holders of our Common Stock generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

◦	change our name;

◦	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

◦	increase or decrease the aggregate number of shares of stock that we have the authority to issue;

◦	increase or decrease the number of shares of any class or series of stock that we have the authority to issue; and

◦	effect certain reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

As a holder of preferred stock, you have extremely limited voting rights.

You have no voting rights as a holder of Series A Preferred Stock and your voting rights as a holder of Series B Preferred Stock are extremely limited. Holders of the Series B Preferred Stock generally have no voting rights, unless their preferred dividends are in arrears for six or more quarterly periods (whether or not consecutive) and then only with respect to the election of two additional directors. Whenever such a preferred dividend default exists, the holders of Series B Preferred Stock, voting as a single class with the holders of any other class or series of the preferred stock having similar voting rights, have the right to elect two additional directors to our board of directors. This right continues until all dividends accumulated on the Series B Preferred Stock have been fully paid or authorized and declared and a sum sufficient for the payment thereof set apart for payment. The term of office of each director elected by the holders of Series B Preferred Stock expires upon cure of the preferred dividend default. Holders of Series B Preferred Stock also have limited approval and consent rights with respect to the issuance of our capital stock that is senior to the Series B Preferred Stock.

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

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to conduct, all our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership's subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full.

Our ability to redeem shares of Preferred Stock may be limited by Maryland law.

Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed its total liabilities (the balance sheet solvency test). If the Company is insolvent at any time when redemption of shares of Series A Preferred Stock or Series B Preferred Stock is required to be made, the Company may not be able to effect such redemption.

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

In the future, our board of directors may consider internalizing the functions performed for us by our Manager by acquiring our Manager's assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. Such an acquisition could also result in dilution of our stockholders if common stock or securities convertible into common stock are issued in the internalization and could reduce earnings per share and funds from operations per share. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Manager or its affiliates. Internalization transactions involving the acquisition of managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of time and money defending claims which would reduce the amount of time and funds available for us to invest in properties or other investments and to pay distributions. All these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

We believe that we and most, if not all, of our wholly owned and majority owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly owned or majority owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of qualifying assets in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The Company's ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

As part of our Manager's obligations under the Management Agreement, our Manager will agree to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate our Management Agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

Our Manager and its affiliates will receive substantial fees from us, including distributions with respect to our Manager's special limited partnership interest in the Operating Partnership, which entitles our Manager to receive a participation in net sales proceeds. Further, our Manager will receive an asset management fee based on the total value of our assets, and its affiliates will receive fees based on our revenues, which, in each case, could incent our Manager to use higher levels of leverage to finance investments or accumulate assets to increase fees than would otherwise be in our best interests. These fees could influence our Manager's advice to us, as well as the judgment of the affiliates of our Manager who serve as our officers and directors. Among other matters, the acquisition or disposition fees and other possible fees payable to affiliates of our Manager in connection with its services for the seller or buyer, could affect the judgment of our Manager or its affiliates with respect to property acquisitions from, or the making of investments in, other programs sponsored by our Sponsor. Therefore, considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our income and, as a result, our ability to make distributions to stockholders and/or lead to a decline in the value of your investment.

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

Properties acquired from affiliates of our Manager may be at a price higher than we would pay if the transaction were the result of arm's-length negotiations.

The prices we pay to affiliates of our Manager for our properties may be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties, or if the price to us is in excess of such cost, substantial justification for such excess may exist and such excess may be reasonable and consistent with current market conditions as determined by a majority of our independent directors. Substantial justification for a higher price could result from improvements to a property by the affiliate of our Manager or increases in market value of the property during the period of time the property is owned by the affiliate as evidenced by an appraisal of the property. In the event we were to acquire properties from one of our our affiliates, our proposed purchase prices will be based upon fair market values determined in good faith by our Manager, utilizing, for example, independent appraisals and competitive bidding if the assets are marketed to the public, with any actual or perceived conflicts of interest approved by independent members of the Conflicts Committee of our Board of Directors. These prices may not be the subject of arm's-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm's-length transaction.When acquiring properties from our Manager and its affiliates, we may pay more for particular properties than we would have in an arm's-length transaction, which would reduce our cash available for other investments or distribution to our stockholders.

We may purchase real properties from persons with whom affiliates of our Manager have prior business relationships, which may impact the purchase terms, and as a result, affect your investment.

If we purchase properties from third parties who have sold, or may sell, properties to our Manager or its affiliates, our Manager may experience a conflict between our current interests and its interest in preserving any ongoing business relationship with these sellers. As a result of this conflict, the terms of any transaction between us and such third parties may not reflect the terms that we could receive in the market on an arm's-length basis. If the terms we receive in a transaction are less favorable to us, our results from operations may be adversely affected.

The absence of arm's-length bargaining may mean that our agreements may not be as favorable to you as they otherwise could have been.

Any existing or future agreements between us and our Sponsor, our Manager or any of their respective affiliates were not and will not be reached through arm's-length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The Management Agreement, the operating partnership agreement of our Operating Partnership and the terms of the compensation to our Manager and its affiliates or distributions to our Manager were not arrived at through arm's-length negotiations. The terms of the Management Agreement, the operating partnership agreement of our Operating Partnership and similar agreements may not solely reflect your best interest and may be overly favorable to the other party to such agreements including in terms of the substantial compensation to be paid to or the potential substantial distributions to these parties under these agreements.

Our Manager and its affiliates receive fees and other compensation based upon our investments, which may impact operating decisions, and as a result, affect your investment.

John A. Williams controls our Manager. In addition, Mr. Williams is our Chief Executive Officer and Chairman of the Board of Directors and the Chief Executive Officer of our Manager. As a result, Mr. Williams has a direct interest in all fees paid to our Manager and is in a position to make decisions about our investments in ways that could maximize fees payable to our Manager and its affiliates. Some compensation is payable to our Manager whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our Manager and its affiliates benefit from us retaining ownership and leveraging our assets, while our stockholders may be better served by the sale or disposition of, or lack of leverage on, the assets. For example, because asset management fees payable to our Manager are based on total assets under management, including assets purchased using debt, our Manager may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management. In addition, our Manager's ability to receive fees and reimbursements depends on our revenues from continued investment in real properties and real estate-related investments. Therefore, the interest of our Manager and its affiliates in receiving fees may conflict with the interest of our stockholders in earning a return on an investment in our Common Stock or Preferred Stock.

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

A multifamily property's income and value may be adversely affected by international, national and regional economic conditions. Currently, although the U.S. real estate market has shown recent signs of improvement, international markets are experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices and commercial real estate, limited access to credit markets, increased energy costs, high unemployment rates, the debt crisis in the United States and Europe, and recovery from the recent national and global recession. If such conditions persist, the multifamily real estate industry may experience a significant decline in business caused by a reduction in overall renters. The current weak yet stabilizing economy and persistently high unemployment rates also may have an adverse effect on our operations if they cause the tenants occupying the multifamily properties we acquire to cease making rent payments to us.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates, may adversely affect a property's income and value. The continued rise in energy costs could result in higher operating costs, which may adversely affect our results from operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include: layoffs, business closings, relocations of significant local employers and other events negatively impacting local employment rates and the local economy; an oversupply of, or a lack of demand for, apartments; a decline in household formation; the inability or unwillingness of residents to pay rent increases; and rent control, rent stabilization and other housing laws, which could prevent us from raising rents.

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

Our properties are generally expected to be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that certain buildings and services be made accessible and available to people with disabilities. The ADA's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or a third party to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to our stockholders.

The multifamily communities we acquire must comply with Title III of the ADA, to the extent that such properties are “public accommodations” and/or “commercial facilities”, as defined by the ADA, which could require removal of structural barriers to handicapped access in certain public areas of our multifamily communities where such removal is readily achievable. The ADA considers only the portions of multifamily housing communities that are open to the public (such as the leasing office) to be public accommodations or commercial facilities.

We must comply with the Fair Housing Amendments Act of 1988, or the FHAA, and failure to comply may affect cash available for distributions.

We must comply with the FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

Rising expenses could reduce cash flow and funds available for future acquisitions, which may materially affect cash available for distributions.

Our properties may be subject to increases in tax rates, assessed property values, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Some of the leases on our properties may require the tenants to pay all or a portion of utility costs; however, significant utility costs are borne by us. Such increased expenses could adversely affect funds available for future acquisitions or cash available for distributions.

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

We may elect to acquire properties which require rehabilitation. In particular, we may acquire “affordable” properties that we will rehabilitate and convert to market rate properties. Consequently, we may retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor's ability to control the rehabilitation costs, the timing of completion of rehabilitation, and a contractor's ability to build and rehabilitate in conformity with plans and specifications.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make distributions to our stockholders.

We expect that most of our apartment leases will be for terms of thirteen months or less. Because these leases generally permit the residents to leave at the end of the lease term without any penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

The profitability of our acquisitions is uncertain.

We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management's time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to our standards may prove inaccurate.

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

Additionally, the large amount of foreclosed homes available at very attractive prices, along with the low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has resulted in a record high level on the National Association of Realtor's Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than renting an apartment, thereby causing a decline in the pool of available renters for our properties.

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

We are dependent on a concentration of our investments in a single asset class, making our profitability more vulnerable to a downturn or slowdown in the sector or other economic factors.

We expect to concentrate our investments in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on the cash available for distribution or on the value of our assets than if we had more fully diversified our investments.

We rely significantly on two repayment guarantors of our mezzanine loan investments and, therefore, are subject to credit concentration that makes us more susceptible to adverse events with respect to such guarantors.

As of December 31, 2012, the repayment under our mezzanine loan investments on Trail II, Summit II, Crosstown Walk, City Park and City Vista (as subsequently defined in the Results of Operations section of Management's Discussion and Analysis of Results of Operations within this Annual Report on Form 10-K) each were guaranteed by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny. These loans totaled approximately $30.0 million, or approximately 24.4% of our assets as of December 31, 2012. If it were necessary to enforce a guaranty of completion or a guaranty of repayment, our rights under such enforcement are limited by rights held by the senior lender pursuant to intercreditor agreements we have in place.

Therefore, the failure to perform by the borrowers and such guarantors is likely to have a material adverse effect on our results of operations and financial condition.

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant book values of which are as follows as of December 31, 2012:

•	approximately $42.9 million, or 34.8% of our assets are located in, or secured by properties located in Georgia;

•	approximately $34.7 million, or 28.1% of our assets are located in, or secured by properties located in Pennsylvania;

•	approximately $27.1 million, or 22.0% of our assets are located in, or secured by properties located in Virginia; and

•	approximately $6.1 million, or 5.0% of our assets are located in, or secured by properties located in North Carolina.

Any downturn in one or more of these states, or in any other state in which we may have a significant concentration in the future, could result in a material reduction of our cash flows or material losses to us.

Failure to succeed in new markets may have adverse consequences on our performance.

We may make acquisitions outside of our existing market areas if appropriate opportunities arise. Our Sponsor's, our Manager's or any of their affiliates' historical experience in their existing markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

We may make investments in opportunity-oriented properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income likely will decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of investments, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and stockholders' equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

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

Risks Associated with Debt Financing

We have significant debt, which could have important adverse consequences.

As of December 31, 2012, we had outstanding debt of approximately $70.4 million. This indebtedness could have important consequences, including:

•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.

The mortgages on our properties subject to secured debt and our Credit Facility contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.

We may be unable to renew, repay, or refinance our outstanding debt.

We are subject to the risk that indebtedness on our properties or our unsecured indebtedness will not be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

We plan to incur additional mortgage indebtedness and other borrowings, which may increase our business risks. We intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by selected, or by all of our, real properties to obtain funds to acquire additional real properties and/or make capital improvements to properties. We also may borrow funds, if necessary, to satisfy the requirement that we generally distribute to stockholders as dividends at least 90% of our annual REIT taxable income (excluding net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT.

We intend to incur mortgage debt on a particular property only if we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one or more of our properties. In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default.

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

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on the Preferred Stock and our Common Stock.

Our governing documents do not have limitations on the amount of leverage we may use. As of December 31, 2012, we and our subsidiaries had outstanding approximately $55.6 million of secured indebtedness and approximately $14.8 million of unsecured indebtedness. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to the Preferred Stock and our Common Stock if we incur additional indebtedness.

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

Our investment guidelines limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. Subject to these limitations on overall leverage in our investment guidelines, which can be amended by our board of directors without stockholder approval, there is no limitation in our charter or our by-laws on the amount we can borrow for the purchase of any individual property or other investment. Use of excessive leverage could result in our loss of investment in one or more properties, which could adversely affect the value of our capital stock.

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

Financial and real estate market disruptions during 2007 and continuing throughout 2012 could adversely affect the multifamily property sector's ability to obtain financing from Freddie Mac and Fannie Mae, which could adversely impact us.

Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector and both experienced significant losses beginning in 2008 and continuing into 2012 due to credit-related expenses, securities impairments and fair value losses. If new U.S. government regulations (i) heighten Fannie Mae's and Freddie Mac's underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, may adversely affect our business.

Due to increased market concerns about Fannie Mae and Freddie Mac's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008, or the HERA. On September 7, 2008, the Federal Housing Finance Agency, or the FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae's and Freddie Mac's debt and mortgage-related securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing & Urban Development issued a report to the U.S. Congress entitled “Reforming America's Housing Finance Market” that lays out, among other things, three options for long-term reform, which would reduce or wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. These proposals are: (a) a privatized system of housing finance with the government insurance role limited to the Federal Housing Administration, or the FHA, the United States Department of Agriculture, or the USDA and the Department of Veterans' Affairs, or the VA, assistance for narrowly targeted groups of borrowers; (b) a privatized system of housing finance with assistance from the FHA, USDA and VA for narrowly targeted groups of borrowers and a guarantee mechanism to scale up during times of crisis; and (c) a privatized system of housing finance with FHA, USDA and VA assistance for low- and moderate-income borrowers and catastrophic reinsurance behind significant private capital. Any such proposals, if enacted, may have broad and material adverse implications for the multifamily sector and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when any of such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from this report may impact the multifamily sector and our business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in this report.

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

In providing financing to us, a lender may impose restrictions on us that affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage, replace our Manager or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT.

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

Risks Related to Our Real Estate-Related Investments

Our investments in, or originations of, senior debt or mezzanine debt and our investments in membership or partnership interests in entities that own multifamily properties will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

We may invest in, or originate, senior debt or mezzanine debt and invest in membership or partnership interests in entities that own multifamily properties. These investments will involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities may not be collateralized and also may be subordinated to the entity's other obligations. We are likely to invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments also will subject us to the risks inherent with real estate investments referred to previously, including the risks described with respect to multifamily properties and other real estate-related investments and similar risks, including:

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

We may originate (in connection with a forward purchase or option to purchase contract or otherwise) or acquire mezzanine loans in entities that own or are developing multifamily properties or other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some mezzanine loans. As a result, we may not recover some or all of our initial expenditure. Our mezzanine loans partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Material U.S. Federal Income Tax Considerations

If we fail to maintain our qualification as a REIT, we will be subjected to tax on our income and the amount of distributions we make to our stockholders will be less.

We elected to be a real estate investment trust for U.S. federal income tax purposes, commencing with our tax year ended December 31, 2011. A REIT generally is not taxed at the corporate level on income and gains it distributes to its stockholders on a timely basis.

If we were to fail to qualify as a REIT in any taxable year:

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

Although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine to revoke our REIT election. Even if we qualify as a REIT, we expect to incur some taxes, such as state and local taxes, taxes imposed on certain subsidiaries and potential U.S. federal excise taxes.

Even though we have qualified as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even though we have qualified as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain any net capital gain we earn from the sale or other disposition of our property and pay U. S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To continue to qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce overall return to our stockholders.

In order to maintain our status as a REIT, we must distribute annually to our stockholders at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we may not be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our Operating Partnership, but generally excluding any TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The use of TRSs would increase our overall tax liability.

Some of our assets may need to be owned or sold, or operations conducted, by TRSs, which will be subject to U.S. federal and state income tax on their taxable income. The after-tax net income of any TRSs would be available for distribution to us. Further, we will incur a 100% excise tax on transactions with TRSs that are not conducted on an arm's-length basis. For example, to the extent that the rent paid by a TRS that exceeds an arm's-length rental amount, such amount is potentially subject to the excise tax. We intend that all transactions between us and any TRSs will be conducted on an arm's-length basis, and therefore, any amounts paid by any TRSs to us will not be subject to the excise tax; provided, however, that no assurance can be given that no excise tax would arise from such transactions.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our Common Stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our Common Stock or Preferred Stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our Common Stock or Preferred Stock or on the market value or the resale potential of our assets. You are urged to consult with your own tax adviser with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Common Stock or Preferred Stock. You also should note that our counsel's tax opinion was based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

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

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This also would result in our losing REIT status, and becoming subject to a corporate level tax on our own income, and would substantially reduce our cash available to pay distributions and the yield to our stockholders. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is not otherwise disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. We may also be required under the terms of the indebtedness that we incur to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to maintain our qualification as a REIT.

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

The allocation of the purchase price for the Units between the shares of Series A Preferred Stock and the Warrants that make up the Units may cause an investor to recognize “phantom income” with respect to the Series A Preferred Stock for U.S. federal income tax purposes, even though the investor will not receive any cash payments corresponding to such income.

If the allocation of the purchase price for the Units between the shares of Series A Preferred Stock and the Warrants that comprise the Units results in an “issue price” for the Series A Preferred Stock that is lower than the price at which the Series A Preferred Stock may be redeemed under certain circumstances, this difference in price (the “redemption premium”) will be treated as a constructive distribution of additional stock on preferred stock under Section 305(c) of the Code, unless the redemption premium is less than a statutory de minimis amount. Any such constructive distribution may need to be taken into account under principles similar to the principles governing the inclusion of accrued original issue discount under Section 1272(a) of the Code.

We intend to take a position, through an appropriate valuation methodology, on an allocation of the purchase price for the Units between the shares of Series A Preferred Stock and the Warrants that make up the Units. If the allocation results in a value for the Warrant in excess of the statutory de minimis amount, we will report the premium in gross income of U.S. holders as it accrues under a constant yield method and include the amount on the annual dividend reporting form, Form 1099-DIV. However, our position on the allocation of the purchase price to the Warrants is not binding on the IRS. If the IRS were to take a different position regarding such allocation, U.S. holders would be required to include a different amount of redemption premium in gross income as it accrues under a constant yield method and may be required to treat any gain recognized on the disposition of the Series A Preferred Stock as ordinary income rather than as capital gain. In addition, a non-U.S.-holder's receipt of such constructive dividend may be subject to U.S. federal withholding tax to the same extent as an actual distribution.

We may choose to make distributions in our own stock, in which case you may be required to pay U. S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U. S. federal income taxes with respect to such distribution in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the Common Stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our Common Stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in Common Stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our Common Stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Stock.
Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce a stockholder's anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our capital stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Common Stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders.

Non-U.S. stockholders will be subject to U. S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30%

rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of "U.S. real property interests", or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our Common Stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we have been a domestically-controlled qualified investment entity; however, because our Common Stock is publicly traded, no assurance can be given that we will continue to be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our Common Stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (1) our Common Stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 5% or less of our Common Stock at any time during the five year period ending on the date of sale. We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our Common Stock or (3) a holder of Common Stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, Common Stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Employee Benefit Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to liability and penalties.

Special considerations apply to the purchase of capital stock or holding of Warrants by employee benefit plans subject to the fiduciary rules of Title I of Employee Retirement Income Security Act of 1974, as amended, or ERISA, including pension or profit sharing plans and entities that hold assets of such ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as Benefit Plans. If you are investing the assets of any Benefit Plan, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan's investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;

•	your investment will not impair the liquidity of the Benefit Plan;

•	your investment will not produce unrelated business taxable income, or UBTI, for the Benefit Plan;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the Benefit Plan; and

•	your investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our capital stock or holding of Warrants constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary of the plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in the stock may lose its tax exempt status.

Plans that are not subject to ERISA or the prohibited transactions of the Code, such as government plans or church plans, may be subject to similar requirements under state law. Such plans should satisfy themselves that the investment satisfies applicable law. We have not, and will not, evaluate whether an investment in our capital stock or holding of Warrants is suitable for any particular plan.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2012, we were the sole owner of the following multifamily communities:

					December 31, 2012		December 31, 2011
Property	Metropolitan area	Year Completed	Number of Units	Average Unit Size (sq. ft.)	Average rental rate per unit (1)	Physical Occupancy (2)	Average rental rate per unit (1)	Physical Occupancy (2)

Summit Crossing	Atlanta, GA	2007	345	1,034	$963	92.8%	$926	91.9%
Trail Creek	Hampton, VA	2006	204	988	$1,114	91.7%	$1,113	95.1%
Stone Rise	Philadelphia, PA	2008	216	1,079	$1,333	94.9%	$1,313	91.7%

Total			765	1,033		93.1%		92.7%

(1)	Based on the average move-ins and renewals during the fourth quarter of 2012 and 2011, net of concessions.
(2)	Count of occupied units (including models) divided by total units at reporting date.

Details regarding the mortgage debt on our properties may be found in note 9 to the consolidated financial statements within this Annual Report on Form 10-K.

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

Market Information

Our Common Stock is traded on the NYSE MKT (formerly known as the NYSE Amex) exchange under the symbol “APTS”.

The following table sets forth the historical quarterly price data pertaining to our Common Stock, and per-share dividend distributions declared on our Common Stock for 2011 and 2012:

Quarter ended:	High	Low	Close	Dividends
6/30/2011	$10.39	$8.17	$9.09	$0.125
9/30/2011	$9.01	$5.68	$5.70	$0.125
12/31/2011	$6.96	$5.61	$6.05	$0.125

Quarter ended:	High	Low	Close	Dividends
3/31/2012	$8.36	$5.80	$7.96	$0.13
6/30/2012	$8.30	$6.85	$7.05	$0.13
9/30/2012	$8.63	$7.00	$8.50	$0.14
12/31/2012	$8.53	$7.40	$7.79	$0.145

As of December 31, 2012, there were approximately 2,000 holders of record of our Common Stock. This total excludes an unknown number of holders of 87,492 shares of Common Stock in street name at non-responding brokerage firms.

Dividends

We have declared and subsequently paid cash dividends on shares of our Common Stock for each quarter since our IPO in 2011. Since we have elected to be taxed as a REIT effective with our tax year ended December 31, 2011, we are required to, and intend to, distribute at least 90% of our REIT taxable income to maintain such status. Dividends are declared with the action and approval of the our independent board of directors and any future distributions are made at the board's discretion. Our dividend paying capacity is primarily dependent upon cash generated from our multifamily communities, interest income on our real estate loans, and cash needs for capital expenditures, both foreseen and unforeseen, among other factors. Risks inherent in our ability to pay dividends are further described in the section entitled “Risk Factors”, in Item 1.A of this Annual Report on Form 10-K.

Equity Compensation Plan

The following table sets forth information as of December 31, 2012 regarding our compensation plans and our Common Stock authorized for issuance under the plans.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	(1)	—		N/A	390,037
Equity compensation plans not approved by stockholders		$150,000	(2)	$12.50	—
Total		$150,000		$12.50	390,037

(1)     Includes our 2011 Stock Incentive Plan (the "2011 Plan") that authorized a maximum of 567,500 shares of our Common Stock for issue under the 2011 Plan. Awards may be made in the form of issuances of Common Stock, restricted stock, stock appreciation rights, performance shares, incentive stock options, non-qualified stock options, or other forms. Eligibility for receipt of, amounts, and all terms governing awards pursuant to the 2011 Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by our Compensation Committee, consistent with the terms of the 2011 Plan.

(2)
Represents the warrant to purchase up to 150,000 shares of our Common Stock that was issued to International Assets Advisory, LLC as partial compensation for services rendered in connection with our IPO. The exercise price is $12.50 per share, which is 125% of the gross IPO price of $10.00 per share. The warrant became exercisable as of September 28, 2011 and expires on March 31, 2015.

Shareholder Return Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Total Return of $1,000 Investment
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
03/31/11
07/15/11
10/17/11
01/17/12
04/16/12
07/16/12
10/22/12
12/31/12
APTS Common Stock
MSCI US REIT INDEX
S&P Small Cap 600

The chart above presents comparative investment results of a hypothetical initial investment of $1,000 on April 1, 2011 in: (i) our Common Stock, ticker symbol APTS; (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P Small Cap 600 Index, a broad equity index comprised of constituent companies with capitalization levels that approximate ours. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	4/1/2011	12/31/2012
APTS Common Stock	$1,000.00	$862.74
MSCI U. S. REIT Index	$1,000.00	$1,200.96
S&P Small Cap 600 Index	$1,000.00	$1,063.70

Sales of Unregistered Securities

On April 5, 2011, we issued 26,000 shares of restricted stock to our independent directors in lieu of paying cash as compensation for annual service as members of our Board of Directors. These shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

On May 5, 2011, we issued 1,872 shares of Common Stock to our independent directors in lieu of paying cash as compensation for attendance at board committee meetings pursuant to our 2011 Stock Incentive Plan. These shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

On August 4, 2011, we issued 1,500 shares of Common Stock to our independent directors in lieu of paying cash as compensation for attendance at board committee meetings pursuant to our 2011 Stock Incentive Plan. These shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

On November 9, 2011, we issued 1,926 shares of Common Stock to our independent directors in lieu of paying cash as compensation for attendance at board committee meetings pursuant to our 2011 Stock Incentive Plan. These shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

On February 2, 2012, we issued 2,988 shares of Common Stock to our independent directors in lieu of paying cash as compensation for attendance at board committee meetings pursuant to our 2011 Stock Incentive Plan. These shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Twelve months ended December 31,
	2012	2011	2010
Total revenues	$12,491,235	$7,150,703	$—
Total expenses	12,637,865	15,646,127	766,199
Net loss	$(146,630)	$(8,495,424)	$(766,199)

Net loss per share of Common Stock,
basic and diluted	$(0.12)	$(2.23)	$(20.90)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	5,172,260	3,822,303	36,666

Cash dividends declared per share of Common Stock	$0.545	$0.375	—

Total assets	$123,291,930	$92,465,540	$829,812

Long term debt	$55,637,000	$55,637,000	$—
Revolving credit facility	$14,801,197	$—	$—

Total liabilities	$73,234,355	$57,847,639	$1,486,012

Series A preferred stock	198	—	—
Total (deficit) equity	50,057,575	34,617,901	(656,200)
Total liabilities and (deficit) equity	$123,291,930	$92,465,540	$829,812

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During 2012, we increased our loan portfolio by approximately $29.1 million to $35.1 million, adding five new loans, three of which are mezzanine loans which are partially financing the construction of new multifamily communities in Charlotte, North Carolina, Pittsburgh, Pennsylvania, and Atlanta, Georgia. In addition, we added a bridge loan that was subsequently converted to a mezzanine loan in the amount of approximately $5.4 million, which is partially financing a retail development project in Rome, Georgia, as well as another land acquisition bridge loan in the amount of approximately $4.7 million, which is related to the planned construction of a multifamily community in suburban Tampa, Florida. The three new multifamily mezzanine loans include exclusive limited options in favor of the Company to purchase the properties once stabilized. Our total aggregate real estate loan commitments totaled approximately $44.3 million at December 31, 2012, and are discussed in detail in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2012, we had cumulatively issued 19,762 Units and collected net proceeds of approximately $17.8 million from our Primary Series A Offering, which is discussed in detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for our Follow-On Offering. The terms of the Follow-On Offering and features of the related Units are substantially the same as the Primary Series A Offering. The registration statement for the Follow-On Offering has not yet been declared effective by the Securities and Exchange Commission.

On August 31, 2012, we entered into a $15.0 million revolving Credit Facility with an unrelated third party lender. The intended uses of the line of credit are to fund investments, capital expenditures, dividends (with consent) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the line of credit bear interest at a variable rate which was approximately 5.2% per annum at December 31, 2012. More details on the line of credit are discussed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On January 17, 2013, we completed a private placement transaction in which we issued 40,000 shares of our Series B Preferred Stock for a purchase price of $1,000 per share, and collected proceeds of approximately $37.6 million, net of commissions. Each outstanding share of Series B Preferred Stock will be converted to approximately 143 shares of Common Stock at a conversion ratio of $7.00 per share following approval of such conversion by the holders of our Common Stock. The Series B Preferred Stock pays dividends at the same rate as those declared on our Common Stock, on an as-converted basis. Dividends on the Series B Preferred Stock will be paid pro rata from January 16, 2013, based on the rate that Common Stock dividends are paid over the same period. If the conversion to Common Stock is not approved by the holders of our Common Stock, it will accrue dividends at a rate of 15% per annum beginning on May 16, 2013.

On January 23, 2013, we acquired three multifamily communities: McNeil Ranch, a 192 unit multifamily community in Austin, Texas, for approximately $21.0 Million; Lake Cameron, a 328 unit multifamily community in suburban Raleigh, North Carolina, for approximately $30.4 million; and Ashford Park, a 408 unit multifamily community in Atlanta, Georgia for approximately $39.4 million. These three additional communities added 928 units to our portfolio, which now total 1,693 units. These acquisitions were financed utilizing proceeds from the Series B Preferred Stock transaction described above. On January 24, 2013, we refinanced these multifamily communities with seven-year, nonrecourse mortgage financing, which totaled approximately $59.0 million. Fixed rate, interest-only payments of 3.13% per annum are due monthly through February 28, 2018.

Forward-looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1.A of this Annual Report on Form 10-K and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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

In addition, while we currently do not anticipate investing in unimproved property, developing new construction properties or acquiring new construction, as part of our business strategy, we may enter into forward purchase contracts on, or options to purchase, to-be-built multifamily communities and we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties.

We seek to generate returns for our stockholders by taking advantage of the current environment in the real estate market and the United States economy by acquiring multifamily assets in our targeted markets.  The current economic environment still provides many challenges for new development, which provides opportunity for current multifamily product to potentially enjoy stable occupancy rates and rising rental rates as the overall economy continues to grow.  As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value.

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

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended. We will conduct substantially all of our operations through Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, in which we owned an approximate 100% interest as of December 31, 2012.

We commenced revenue-generating operations in April 2011.

Industry Outlook

We believe gradual, albeit potentially sporadic, improvement in the United States' economy will continue over the coming quarters, which should translate into more stable job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector.  We expect current occupancy rates to generally remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction, although increasing, is currently below average historical levels due to a difficult construction financing environment, which, we believe, should help to keep occupancies stable.

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
Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 5 to 10 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Third-party acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. Repairs, maintenance and resident turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized and depreciated over the items' estimated useful lives. Repairs, maintenance and resident turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
Real Estate Acquisition Valuation. We generally record the acquisition of income-producing real estate as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs for business combinations are expensed as incurred.
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
Estimating the fair values of the tangible assets, identifiable intangibles and assumed liabilities requires us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, the number of years the property will be held for investment, and market interest rates. The use of different assumptions would result in variations of the values of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact their subsequent amortization and ultimately our net income.
Impairment of Real Estate, Loans and Related Intangible Assets. We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate, loans and related intangible assets may not be recoverable or realized. When conditions suggest that an asset group may be impaired, we compare its carrying value to its estimated undiscounted future cash flows, including proceeds from its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of an asset group, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset group. Fair market value is determined based on a discounted cash flow analysis. This analysis requires us to use future estimates of net operating income, expected hold period, capitalization rates and discount rates. The use of different assumptions would result in variations of the values of the assets which could impact the amount of our net income and our assets on our balance sheet.

Real Estate Loans
We extend loans for purposes such as to provide partial financing for the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans we extend include characteristics such as exclusive options to purchase the project within a specific time window following expected project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to fall under the definition of a variable interest entity, or VIE, and thus trigger consolidation consideration. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold, and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. Arriving at these conclusions requires us to make significant assumptions and judgments concerning each project, especially with regard to our estimates of future market capitalization rates and property net operating income projections. Additionally, we analyze each loan arrangement and utilize these same assumptions and judgments for consideration of whether the loan qualifies for accounting as a loan or as an investment in a real estate development project.

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

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan using the effective interest method. Direct loan origination fees and origination or acquisition costs, are amortized over the life of the loan as an adjustment to interest income. We stop accruing interest on loans when there is concern as to the ultimate collection of principal or interest of the loan, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

Promotional fees received from service providers at our properties are deferred and recognized on a straight-line basis over the term of the agreement.

Income Taxes

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We had no taxable income prior to that date. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction and which does not equal net income as calculated in accordance with United States generally accepted accounting principles, or GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service, or IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner as to maintain our election for treatment as a REIT.

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

Results of Operations

Overview

We commenced business operations in the second quarter of 2011 with the acquisitions of the Stone Rise, Summit Crossing, and Trail Creek multifamily communities (each as defined below) on April 15, April 21, and April 29, 2011, respectively. Our portfolio, as of December 31, 2012, also included four mezzanine real estate construction loans partially financing the construction of multifamily communities with funded amounts totaling approximately $25.4 million, each with exclusive limited options to purchase the properties once developed and stabilized, one mezzanine loan partially financing the construction of a retail complex with a funded amount of approximately $5.1 million, and one land acquisition bridge loan with a funded amount of approximately $4.6 million.

We recorded net losses attributable to common stockholders of approximately $615,000 and $8.5 million for the twelve-month periods ended December 31, 2012, and 2011, respectively.

The highlights of our 2012 operating results include:

•
We closed on and partially funded three mezzanine construction loans and two real estate related loans (one of which was converted to a mezzanine loan), with a maximum aggregate amount of approximately $38.3 million. At December 31, 2012, the funded amounts of these new loans totaled approximately $29.1 million. Three of these four mezzanine loans include limited options to purchase the properties once developed and stabilized.

•	Through December 31, 2012, we have cumulatively issued 19,762 Units and collected net proceeds of approximately $17.8 million from our Primary Series A Offering.

•
We continue to hold no debt at the Company or Operating Partnership levels, except with regard to our $15.0 million Credit Facility. We have no cross-collateralization of our real estate assets, and have no contingent liabilities at the Company or Operating Partnership levels with regard to our secured mortgage debt on our communities.

•
Declared and paid quarterly dividends on our Common Stock totaling $2,851,973 and $1,940,078 for the twelve-month periods ended December 31, 2012 and 2011, respectively. The most recent Common Stock dividend of $0.145 per share, which totaled $771,616, was paid on January 15, 2013 to all common stockholders of record as of December 31, 2012. This represents a 16% overall increase in our Common Stock dividend since our IPO and an annualized dividend growth rate of 10.6%.

•	Declared and paid monthly dividends of $5.00 per share of our Series A Preferred Stock, which totaled $450,807 for the twelve-month period ended December 31, 2012 and represents a 6% annual yield.

•
AFFO for the three-month period ended December 31, 2012 was $1,002,352 and cash provided by operating activities was $1,156,045 for the same period. Our cash provided by operating activities was more than sufficient to fund our quarterly Common Stock and Series A Preferred Stock dividends. See the Adjusted Funds From Operations Attributable to Common Stockholders section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of this non-GAAP measure and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure.

Acquired properties

On April 15, 2011, we acquired 100% of the membership interests in Stone Rise Apartments, LLC, a Delaware limited liability company (f/k/a Oxford Rise JV LLC), or Stone Rise, the fee-simple owner of a multifamily community located in suburban Philadelphia, Pennsylvania. Williams Opportunity Fund, LLC, or WOF, owned the membership interests in Stone Rise Apartments, LLC. The Stone Rise Apartments membership interests were acquired from Oxford Rise Partners LLC, a Georgia limited liability company, and WOF.  As of December 31, 2012, WOF owned approximately 2.69% of our Common Stock. In addition, John A. Williams, our Chief Executive Officer and Chairman of the Board, indirectly owns an approximate 1.0% membership interest in WOF.  In connection with the acquisition, we paid an acquisition fee of $301,500, or 1.0% of the contract purchase price, to our Manager, of which WOF received $3,015 through its special limited liability company interest in our Manager which entitles WOF to receive 1% of our Manager's gross revenues.

On April 21, 2011, we acquired 100% of the membership interests in PAC Summit Crossing, LLC, a Georgia limited liability company (f/k/a Oxford Summit Partners, LLC), or Summit Crossing, the fee-simple owner of a multifamily community located in suburban Atlanta, Georgia. The PAC Summit Crossing membership interests were acquired from Oxford Summit Development LLC, a Georgia limited liability company, and Williams Realty Fund I, LLC, or WRF.  As of December 31, 2012, WRF owned approximately 0.15% of our Common Stock. In addition, Mr. Williams indirectly owns an approximate 7.0% membership interest in WRF. In connection with the acquisition, we paid an acquisition fee of $332,000, or 1.0% of the contract purchase price, to our Manager, of which WOF received $3,220 through its special limited liability company interest in our Manager.

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

Mr. Williams and Mr. Silverstein, through their officer positions at WRA, the manager of WOF and WRF, may have the ability to exert significant influence on the business operations of these two funds.  However, Mr. Williams and Mr. Silverstein were only two members of the five-member investment committee of WOF.  Subject to the review and approval by an external, independent advisory committee as to affiliate transactions and other conflicts of interest, the investment committee of WOF controls the investment decisions of WOF.  In addition, Mr. Williams and Mr. Silverstein were also only two members of the five-member investment committee of WRF. The investment committee of WRF controls the investment decisions of WRF.

Community	Purchase Price (millions)	Mortgage Amount (millions)	Debt / Purchase Price

Summit Crossing	$33.20	$20.86	62.8%
Trail Creek	23.50	15.28	65.0%
Stone Rise	30.15	19.50	64.7%

Total	$86.85	$55.64	64.1%

					Physical Occupancy (1)		Average Economic Occupancy (2)
					As of:		Three months ended:
Property		Year Completed	Number of Units	Average Unit Size (sq. ft.)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Summit Crossing		2007	345	1,034	92.8%	91.9%	91.6%	92.9%
Trail Creek		2006	204	988	91.7%	95.1%	91.6%	95.9%
Stone Rise		2008	216	1,078	94.9%	91.7%	96.3%	90.4%

Total			765	1,033	93.1%	92.7%	93.2%	92.9%

	(1)	Count of occupied units (including models) divided by total units at reporting date.
	(2)	Gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions divided by gross potential rent.

Real estate loans, Notes Receivable, and Line of Credit

			Total units upon	Loan balance at December	Total loan	Purchase option window		Purchase
Project/Property	(1)	Location	completion	31, 2012	commitments	Begin	End	option price

Trail II		Hampton, VA	96	$6,000,000	$6,000,000	4/1/2014	6/30/2014	$17,825,600
Summit II		Suburban Atlanta, GA	140	6,103,027	6,103,027	10/1/2014	2/28/2015	19,254,155
Crosstown Walk	(2)	Suburban Tampa, FL	N/A	4,647,383	4,685,000	N/A	N/A	N/A
City Park		Charlotte, NC	284	6,029,684	10,000,000	11/1/2015	3/31/2016	30,945,845
City Vista		Pittsburgh, PA	272	7,262,343	12,153,000	2/1/2016	5/31/2016	43,560,271
Madison - Rome	(3)	Rome, GA	—	5,063,760	5,360,042	N/A	N/A	N/A

			792	$35,106,197	$44,301,069

	(1)	All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated.
	(2)	Crosstown Walk is a land acquisition bridge loan with no purchase option; the planned 342 units are therefore excluded.
	(3)	Madison-Rome is a mezzanine loan for a planned 88,351 square foot retail development project.

Madison-Rome

On September 28, 2012, we made a land acquisition bridge loan in the amount of $5,360,042 to Madison Retail - Rome LLC, or Madison-Rome, a Delaware limited liability company, to partially finance the construction of an 88,351 square foot retail complex located in Rome, Georgia. On November 13, 2012, the loan was converted to a mezzanine construction loan and at December 31, 2012, Madison had drawn $5,063,760 of the loan amount.

The Madison-Rome loan matures on September 20, 2015, with no option to extend and pays current monthly interest of 8% per annum. An additional exit fee equal to the difference between a 14% cumulative annual simple interest return and the 8% current interest will be due and payable to the Company when the loan balance is repaid. There are no contingent events that are necessary to occur for us to realize the exit fee.

The Madison-Rome loan is collateralized by a pledge of 100% of the membership interests of Madison-Rome. Prepayment is permitted in whole, but not in part, without our consent. The Madison-Rome loan is subordinate to a senior loan up to an aggregate amount of approximately $11.5 million which is held by an unrelated third party and is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

The Madison-Rome loan is secured by unconditional guaranties of payment and performance by Stephen H. Whisenant and Charles N. Worthen, unaffiliated third parties and principals of the borrower. In connection with the closing of the Madison-Rome loan, the Company received a loan fee of 2% of the aggregate loan amount, or $107,201, and paid an acquisition fee of $53,600 to the Manager out of these funds. The net fees received by the Company will be recognized as an adjustment of yield over the term of the loan using the effective interest method.

City Park

On September 6, 2012, we made a mezzanine loan of up to $10,000,000 to Oxford City Park Development LLC, or City Park, a Georgia limited liability company, to partially finance the construction of a 284-unit multifamily community located in Charlotte, North Carolina. At December 31, 2012, City Park had drawn $6,029,685 of the loan amount.

The City Park mezzanine loan matures on September 5, 2017, with no option to extend and pays current monthly interest of 8% per annum. We are accruing an additional 6% interest which will be due and payable to the Company when the loan balance is repaid. There are no contingent events that are necessary to occur for us to realize the additional interest. We also have an option, but not an obligation, to purchase the property between and including November 1, 2015 and March 31, 2016 for a pre-negotiated purchase price of $30,945,845. If we exercise the purchase option and acquire the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of City Park. Prepayment of the mezzanine loan is permitted in whole, but not in part without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $18.6 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, unaffiliated third parties and principals of the borrower, have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Park mezzanine loan and subsequently in connection with future drawn amounts on the loan, we received a total loan fee of 2% of the amount drawn on the loan, or $120,614, and paid a cumulative acquisition fee of $60,307 to our Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

City Vista

On August 31, 2012, we made a mezzanine loan of up to $12,153,000 to Oxford City Vista Development LLC, or City Vista, a Georgia limited liability company, to partially finance the construction of a 272-unit multifamily community located in Pittsburgh, Pennsylvania. At December 31, 2012, City Vista had drawn $7,262,343 of the loan amount.

The City Vista mezzanine loan matures on June 1, 2016, with an option to extend until July 1, 2017 and pays current monthly interest of 8% per annum. We are accruing an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for us to realize the additional interest. We also have an option, but not an obligation, to purchase the property between and including February 1, 2016 and May 31, 2016 for a pre-negotiated purchase price of $43,560,271. If we exercise the purchase option and acquire the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of City Vista. Prepayment of the mezzanine loan is permitted in whole but not in part without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $28.4 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, unaffiliated third parties and principals of the borrower, have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Vista mezzanine loan and subsequently in connection with future drawn amounts on the loan, we received a total loan fee of 2% of the amount drawn on the loan, or $145,247 and paid a cumulative acquisition fee of $72,624 to our Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

Crosstown Walk

On October 29, 2012, we amended the real estate acquisition bridge loan we made on June 29, 2012 to Iris Crosstown Apartments LLC, or Crosstown Walk, a Florida limited liability company, for Crosstown Walk to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. The amendment increased the aggregate amount of the loan to $4,685,000. The amount drawn under the loan at December 31, 2012 was $4,647,383. The amendment also extended the maturity date to March 31, 2013, with no option to further extend. The loan pays current monthly interest of 8% per annum, with an additional 6% per annum exit fee which is due when the loan is repaid. There are no contingent events that are necessary to occur for us to realize the additional interest.

The bridge loan is collateralized by a mortgage, an assignment of project documents and by unconditional guaranties of payment and performance by W. Daniel Faulk, Jr., Richard A. Denny, and J. Michael Morris, unaffiliated third parties and principals of the borrower. In connection with the closing of the bridge loan and the subsequent amendments, we received a total loan fee of 2% of the amount drawn on the loan, or $93,772 and paid a cumulative acquisition fee of $46,886 to our Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

Summit II

On May 7, 2012, we made a mezzanine loan of $6,103,027 to Oxford Summit Apartments II LLC, or Summit II, to partially finance the construction of a 140-unit multifamily community located adjacent to our existing Summit Crossing multifamily community in metro Atlanta, Georgia.

The Summit II mezzanine loan matures on May 8, 2017, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest is due monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option, but not an obligation, to purchase the property for a period of five months following completion of construction, lease up and stabilization for $19,254,155. If the property is sold to, or refinanced by, a third party before or after the option period, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% simple interest return on the loan, in addition to loan fees received at closing, which totaled 2% of the loan amount. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 14% simple interest return, we are accruing each period the additional exit fee earned based on the 14% rate assuming the loan was paid off at period end. There are no contingent events that are necessary to occur for us to realize the additional interest. The accrued exit fee is recorded as interest income in the consolidated statements of operations. If we exercise the purchase option and acquire the property, any accrued and unpaid exit fee will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Oxford Summit II, as well as by personal guaranties of repayment by W. Daniel Faulk, Jr. and Richard A. Denny, unaffiliated third parties and principals of the borrower. The guaranties are to remain in effect until a certificate of occupancy is obtained for the property. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the mezzanine loan, we received a loan fee of 2% of the loan amount, or $122,061, and we paid an acquisition fee of $61,030 to our Manager out of these funds, of which WOF received $610 through its special limited liability company interest in our Manager.
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

The Trail II mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option, but not an obligation, to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then we will be entitled to receive an exit fee equal to the amount required to provide us with a 12% cumulative internal rate of return on the loan. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, we are accruing each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end. There are no contingent events that are necessary to occur for us to realize the additional interest. The accrued exit fee is recorded as interest income in the consolidated statements of operations. If we exercise the purchase option and acquire the property, any accrued and unpaid exit fee will be treated as additional consideration for the acquired project.

The Trail II mezzanine loan is collateralized by a pledge of 100% of the membership interests of Hampton Partners, of which WRF is an approximately 100% indirect owner. Partial prepayment of the mezzanine loan is not permitted without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, unaffiliated third parties and principals of the borrower, have guaranteed to us the completion of the project in accordance with the plans and specifications. This guaranty is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement with the senior lender.

In connection with the closing of the Trail II mezzanine loan, we received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. We paid an acquisition fee of $60,000 to our Manager out of these funds, of which WOF received $600 through its special limited liability company interest in our Manager.
Notes Receivable
On December 17, 2012, we made a loan in the amount of $1,300,000 to Riverview Associates, Ltd., or Riverview, a Georgia Limited Partnership, in the form of a promissory note. The loan bears interest at 8% per annum and interest only payments are due on a monthly basis until the maturity date of June 16, 2013, with an extension at our option available until December 16, 2013. The loan may be prepaid at any time, in whole but not in part, without penalty. The amounts payable under the terms of the loan are backed by an assignment of project documents and by a guaranty of payment and performance by Stephen H. Whisenant, an unaffiliated third party and principal of the borrower.

On November 15, 2012, we made a loan in the amount of $650,000 to International Assets Advisory, LLC, or IAA, in the form of a subordinated loan. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of November 15, 2013. The loan may not be prepaid prior to maturity. The amounts payable under the terms of the loan are backed by rights of withholding dealer manager fees due IAA under the dealer manager agreement for our Primary Series A Offering.

On September 14, 2012, we made a loan in the amount of $500,000 to Newport Development, LLC, or Newport, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The full amount of the loan was drawn as of December 31, 2012. The loan bears interest at 15% per annum and interest only payments are due on a monthly basis until the maturity date of March 17, 2013. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by personal guaranties of repayment issued by Robert F. Krause, Jr., and J. Richard Stephens, Jr., principals of Newport and who are unaffiliated third parties.

On May 21, 2012, we made a loan in the amount of $575,000 to Madison Retail, LLC, or Madison Retail, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due on a monthly basis until the maturity date of September 30, 2012. The loan was paid off at maturity.
On March 26, 2012, we made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due beginning May 1, 2012, and continued on a monthly basis until the repayment of the loan, which occurred on September 6, 2012.
Line of Credit
On August 21, 2012, we extended a revolving line of credit to our Manager in an aggregate amount of up to $1.0 million, in order to provide liquidity to our Manager in support of its ongoing business operations. The credit line bears interest at 8.0%

per annum, with interest payable monthly and matures on July 31, 2013. At December 31, 2012, the amount drawn by our Manager was $936,827.

Twelve Months Ended December 31, 2012 versus 2011 and 2011 versus 2010

Revenues

We recorded total rental revenue of approximately $9.1 million for the twelve-month period ended December 31, 2012, versus approximately $6.2 million for the twelve-month period ended December 31, 2011. The increase in rental revenue in 2012 was primarily due to the acquisitions of our three multifamily communities in April of 2011 and consequently, full periods of activity were not recorded for 2011. We recorded no revenues for the twelve-month period ended December 31, 2010 as we had not yet commenced business operations. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from acquired multifamily communities. At December 31, 2012, the combined properties had physical occupancy rates, including model units, of 93.1% of the total units available for rent, including model units, versus 92.7% at December 31, 2011.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increase in other property revenues to approximately $1.1 million for the twelve-month period ended December 31, 2012 versus approximately $701,000 for the twelve-month period ended December 31, 2011 was also due primarily to the acquisitions of the three communities in April 2011.

Interest income from our real estate loans increased substantially for the twelve-month period ended December 31, 2012 versus December 31, 2011 due to the additions of three new mezzanine loans and two real estate related loans in 2012.

	Twelve months ended December 31,
	2012	2011
Interest income:
Summit II	$318,249	$—
Trail II	480,000	241,358
Crosstown Walk	144,442	—
City Park	139,439	—
City Vista	166,623	—
Madison-Rome	100,850	—

Total	1,349,603	241,358

Accrued exit fees	718,955	—
Net loan fee revenue recognized	83,195	8,887

Total interest income on real estate loans	2,151,753	250,245

Total interest income on notes and lines of credit	107,823	—

Total interest income	$2,259,576	$250,245

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $2.4 million and $1.6 million for the twelve-month periods ended December 31, 2012 and 2011, respectively. The increase for the twelve-month period ended December 31, 2012 was driven by the ownership and operation of our three acquired multifamily properties for a full twelve-month period in 2012 versus 2011, during which period we recorded these expenses beginning with the acquisition dates in April of that year. The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs, and landscaping costs. The number of employees assigned by our property manager to our three multifamily communities at December 31, 2012 is not expected to change materially over the foreseeable future. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $410,000 and $276,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively. The twelve-month period increase was also attributable to the ownership and operation of the three acquired multifamily communities for the full year in 2012 versus 2011.

We also paid general and administrative expense fees and asset management fees to our Manager which totaled approximately $823,000 and $505,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively. General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted. The percentage of these costs charged is governed by the Third Amended and Restated Management Agreement with our Manager. The increases in general and administrative expense fees and asset management fees for the twelve-month period were attributable to the ownership and operation of the three acquired multifamily communities for the full year in 2012 versus 2011, as well as the incremental effect of the additional mezzanine loans we added during 2012.

Collectively, the sum of property management fees, asset management fees, and general and administrative expense fees are capped at 1.5% per year of the gross value of our real estate assets. For the twelve-month periods ended December 31, 2012 and 2011, these three fees were approximately 1.05% and 0.76% of the average gross value of our assets at December 31, 2012 and 2011, respectively.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. The current assessed values of our communities, the estimated annual effective tax rates and expected total property taxes for 2012, as of December 31, 2012 were:

Property	Assessed Value	Estimated 2012 Property Tax Rate	Estimated Property Taxes, FYE 2012	Property Taxes, FYE 2011

Stone Rise	$11,130,000	3.24%	$361,067	$358,581
Summit Crossing	5,937,815	2.66%	157,791	153,449
Trail Creek	21,546,200	1.06%	227,400	224,728

Total	$38,614,015	1.93%	$746,258	$736,758

We generally expect the assessed values of our multifamily communities to rise over time, owing to our expectation of improving market conditions, pressure on municipalities to raise revenues and increased activity in the transactional market. However, we have some protection against any potential rise in assessments at Stone Rise because its assessed value is frozen through 2015, unless there is a county wide reassessment. The assessed value of the Stone Rise community did not increase from 2011. Summit Crossing's initial 2012 tax valuation was increased by the municipality in which it resides during the second quarter to $6,250,332, however, we successfully appealed the valuation and were able to reduce it to $5,937,815 for an increase of 3% from 2011.  Trail Creek's assessed value for 2012 was increased 3.6% from its 2011 value to $21,546,200.

General and Administrative

We recorded general and administrative expenses specific to our three owned properties of approximately $179,000 and $141,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively. The increase in 2012 over the corresponding 2011 period was attributable to the ownership and operation of the three acquired multifamily communities for the full year in 2012 versus 2011. There were no such expenses for 2010 as we had not yet acquired any communities during that period.

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $3.6 million and $8.2 million for the twelve-month periods ended December 31, 2012 and 2011, respectively. The decrease from the 2011 period to the 2012 period was primarily due to the amortization of the acquired intangible assets related to our three multifamily communities of approximately $5.5 million. These intangible assets were amortized in full during 2011 and there were no such expenses for the 2012 period. Partially offsetting this decrease was higher depreciation expense due to the ownership of the three acquired multifamily communities for the full year in 2012 versus 2011.

Acquisition costs

We recorded acquisition costs for our three multifamily communities of approximately $1.7 million for the twelve-month period ended December 31, 2011 and approximately $388 thousand for the twelve-month period ended December 31, 2010, both years primarily related to due diligence, purchase negotiation, appraisals, and other costs related to the three acquired multifamily communities, which were all acquired in April 2011. The substantial increase in these costs over the corresponding 2010 period was driven by the incurrence in 2011 of expenditures related to the three acquired multifamily communities. Acquisition costs in 2011 included $928,500 in acquisition fees paid to reimburse our Manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other costs related to acquiring real estate assets. These fees are calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan. The amount of the acquisition fees payable to our Manager is governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Organizational Costs

We recorded expenses related to establishment of the Company of approximately $172,000 and $360,000 for the twelve-month periods ended December 31, 2011 and 2010, respectively. The decrease in 2011 over the corresponding 2010 period was attributable to higher legal fees incurred in 2010 related to the formation of the Company.

Property Insurance

We recorded insurance expense for our three multifamily communities of approximately $173,000 and $112,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively. The increase in 2012 over 2011 was primarily due to the ownership of the three acquired multifamily communities for the full year in 2012 versus 2011.

Professional fees

We recorded professional fee expenses of approximately $340,000 and $380,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively. These costs consist principally of fees for audit, tax and legal work performed and the decrease was due to higher accounting and legal costs incurred in 2011 related to audits of our initial financial statements as a publicly held company and fees for tax consulting services.

Other Expense

We recorded other expenses of approximately $151,000 and $110,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively. The increase in 2012 versus 2011 was due to increases in costs related to the distribution of press releases and periodic public filings of financial documents and reports.

Interest expense

We recorded interest expense of approximately $2.5 million and $1.5 million for the twelve-month periods ended December 31, 2012 and 2011, respectively. Interest expense on mortgage indebtedness from the three acquired communities was approximately $2.1 million and $1.4 million, including amortization of deferred loan costs on the mortgage indebtedness of approximately $86,000 and $64,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively. Interest expense on our Credit Facility, which we entered into on August 31, 2012, including amortized loan costs, was approximately $351 thousand.

The increase in interest expense for the 2012 period was due to the acquisitions of the three multifamily properties in April of 2011 and, consequently, less than a full period of interest was accrued and paid for the corresponding 2011 period, as well as the incremental interest expense in 2012 from the Credit Facility. Interest expense for the 2011 and 2010 periods also included a nominal amount of interest on the note payable and on the two lines of credit due to WOF, all of which were paid and retired in April 2011 with proceeds from our IPO.

Equity compensation to directors and executives

Details by grant for equity compensation awards for the twelve-month periods ended December 31, 2012 and 2011 were:

	Equity compensation expense recognized for the twelve-month periods ended December 31,
	2012	2011

Quarterly board member committee fee grants	$42,060	$41,550
Class B Unit awards:
Executive officers - 2011	476,981	3,561
Executive officers - 2012	477,434	—
Vice chairman of board of directors	15,374	—
Grants of Restricted Stock to board members for annual service:
2011	66,867	193,041
2012	172,500	—

Total	$1,251,216	$238,152

We recorded amortization expense during the twelve-month period ended December 31, 2012 related to both the 2011 Class B Unit grants, which were granted on December 30, 2011 as compensation for service provided during 2011, and the 2012 Class B Unit grants, which were granted on January 3, 2012, as compensation for service provided during 2012. We expect future annual service grants of Class B Units to our executives to be individually amortized over the period of service that pertain to each year. No equity compensation expense was recognized for the twelve-month period ended December 31, 2010.

Other income

For the twelve-month period ended December 31, 2012, we recorded in other income a cost reimbursement from the local water utility servicing our Stone Rise property of approximately $81 thousand. This reimbursement was related to the construction of a water main by Oxford Rise JV, LLC prior to the date we acquired that entity and community.

Funds From Operations Attributable to Common Stockholders (“FFO”)

Analysts, managers, and investors have, since the first real estate investment trusts were created, made certain adjustments to reported net income amounts under U.S. GAAP in order to better assess these vehicles’ liquidity and cash flows. FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations”, which was most recently revised in 2012, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. The NAREIT definition of FFO (and the one we report) is:

Net income/loss:

•	Excluding impairment charges on and gains/losses from sales of depreciable property;

•	Plus depreciation and amortization of real estate assets; and

•	After adjustments for unconsolidated partnerships and joint ventures

Not all companies necessarily utilize the standardized NAREIT definition of FFO, and so caution should be taken in comparing our reported FFO results to those of other companies. Our FFO results are comparable to the FFO results of other companies that follow the NAREIT definition of FFO and report these figures on that basis. We believe FFO is useful to investors as a supplemental gauge of our operating results. FFO is a non-GAAP measure that is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which we believe to be net income/loss available to common stockholders.

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

AFFO figures reported by us are not generally comparable to those reported by other companies. Investors are cautioned that AFFO excludes acquisition costs which are recorded as incurred, which generally occur in the periods in which the properties are acquired (and often preceding periods). We utilize AFFO to measure the liquidity generated by our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies that are not as involved in ongoing acquisition activities. AFFO is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which we believe to be net income/loss available to common stockholders.

Reconciliation of Funds From Operations Attributable to Common Stockholders and
Adjusted Funds From Operations Attributable to Common Stockholders
to Net Income (Loss) Attributable to Common Stockholders

		Three months ended		Twelve months ended
		December 31,		December 31,
		12/31/2012	12/31/2011	12/31/2012	12/31/2011

Net income (loss) attributable to the Company		$415,675	$(1,180,873)	$(146,630)	$(8,495,424)
Less:	Preferred stock dividends	(208,062)	—	(450,806)	—
	Earnings attributable to unvested restricted stock	(4,792)	(3,250)	(17,094)	(9,750)
Net income (loss) attributable to common stockholders		202,821	(1,184,123)	(614,530)	(8,505,174)

Add:	Depreciation of real estate assets	790,232	966,888	3,572,284	2,682,562
	Amortization of acquired intangible assets	—	838,893	—	5,537,067

Funds from operations attributable to common stockholders		993,053	621,658	2,957,754	(285,545)

Add:	Acquisition costs	—	—	912	1,680,432
	Organization costs	—	78,023	1,593	172,395
	Non-cash equity compensation to directors and executives	330,009	80,651	1,251,216	238,152
	Amortization of loan closing costs (See note 1)	102,539	21,494	194,012	64,480
	REIT establishment costs	—	—	—	25,849
	Depreciation/amortization of non-real estate assets	4,662	6,821	23,014	18,814
	Net mezzanine loan fees received (See note 2)	48,921	—	307,450	74,333
Less:	Non-cash mezzanine loan interest income (See note 2)	(446,026)	(4,398)	(803,245)	(8,887)
	Cash paid for loan closing costs (See note 1)	—	—	(323,918)	—
	Normally recurring capital expenditures (See note 3)	(30,806)	(29,504)	(192,815)	(118,504)

Adjusted funds from operations attributable to common
stockholders		$1,002,352	$774,745	$3,415,973	$1,861,519

Common Stock dividends:
	Declared	$771,616	$646,916	$2,851,973	$1,940,078
	Per share	$0.145	$0.125	$0.545	$0.375

Weighted average shares outstanding - basic		5,181,708	5,148,488	5,172,260	3,822,303

Weighted average shares outstanding - diluted (A)		5,320,962	5,174,488	5,306,424	3,841,608

Actual shares outstanding at December 31, 2012 and 2011, including 33,046 and 26,000 unvested shares of restricted Common Stock at December 31, 2012 and 2011, respectively		5,321,490	5,175,325	5,321,490	5,175,325

(A) Since our AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares for these periods for purposes of this table, which includes the dilutive effect of Common Stock equivalents from grants of the Company's Class B Units granted in the Operating Partnership, as well as annual grants of restricted Common Stock. The weighted average shares outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted since we recorded a net loss available to common stockholders for the periods presented.

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Adjusted Funds From Operations Attributable to Common Stockholders to Net Income (Loss) Attributable to Common Stockholders

(1)
We incurred loan closing costs of $616,140 on our mortgage loans, which are secured on a property-by-property basis by the three acquired multifamily communities. In addition, we paid $323,918 in loan closing costs to secure our Credit Facility. These loan costs are being amortized over the lives of the respective loans, and the non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor our Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to these assets, other than in connection with our Credit Facility.

(2)
We receive loan fees and loan commitment fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received, after the payment of acquisition fees to our Manager, are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO.

(3)
We deduct from FFO normally recurring capital expenditures that are necessary to maintain the communities' revenue streams. Excluded from the calculation of AFFO are non-recurring capital expenditures of $13,861 and $43,572 for the three-month periods ended December 31, 2012 and 2011, respectively, and $201,909 and $304,251 for the twelve-month periods ended December 31, 2012 and 2011, respectively. Please see further discussion on capital expenditures in the “Liquidity and Capital Resources - Short-Term Liquidity” section of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility; and

•	distributions that we pay to our preferred stockholders and common stockholders.

On August 31, 2012, we, in conjunction with our Operating Partnership, entered into a credit agreement with Key Bank National Association, or the Lender, to obtain a $15.0 million senior secured revolving credit facility, or Credit Facility. The intended uses of the Credit Facility are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility bear interest at a variable rate of the 1 month London Interbank Offered Rate, or LIBOR, index plus 500 basis points, which was approximately 5.2% per annum at December 31, 2012 as well as a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility has a maturity date of August 31, 2013. As our operations grow, we expect to modify our Credit Facility by increasing the amount that may be borrowed from time to time thereunder and reducing the overall cost of these borrowings. There can be no assurance we can modify the Credit Facility as noted, or modify it on terms acceptable to us.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2012, we were in compliance with all covenants related to the Credit Facility.

At December 31, 2012, we had drawn approximately $14.8 million of the amount available under the Credit Facility to finance the closings of and subsequent draws on the City Vista and City Park mezzanine loans and the Madison-Rome loan, as well as associated legal expenses and a loan fee and closing costs of $323,918 for the establishment of the line of credit. Interest expense was $242,721 (excluding deferred loan cost amortization of $108,039) and the weighted average interest rate was 5.2% for the twelve-month period ended December 31, 2012 (commencing with the first draw upon the Credit Facility on August 31, 2012).

Our net cash provided by operating activities for the twelve-month periods ended December 31, 2012 and 2011 was approximately $4.2 million and approximately $528 thousand, respectively. The increase in net cash provided by operating activities from the prior year period was due to our commencement of business operations following our IPO in the second quarter of 2011, resulting in less than a full twelve months of operating activity, an additional $2.0 million of interest income from our larger portfolio of real estate loans and notes in 2012, and the recognition of approximately $1.7 million of acquisition costs in the 2011 period. The net cash provided by operating activities in the 2012 period reflects a full period of operational results from our multifamily communities, interest income from our real estate loans and an immaterial amount of acquisition costs.

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

Our net cash used in investing activities was approximately $32.5 million and $93.7 million for the twelve-month periods ended December 31, 2012 and December 31, 2011, respectively. The 2012 period included disbursements for three mezzanine loans and two real estate related loans totaling approximately $29.1 million, the issuance of five promissory notes totaling approximately $3.5 million, and aggregate draws on the line of credit to our Manager of approximately $1.5 million, partially offset by the repayment of two notes receivable in the amount of approximately $1.1 million. Expenditures during the 2011 period included approximately $87.4 million to acquire our three multifamily properties and $6.0 million for the Trail II real estate loan.

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

For the twelve-month period ended December 31, 2012, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$6,681	$160,552	$10,799	$178,032
Other nonrecurring capital expenditures	—	16,722	7,155	23,877
Total nonrecurring capital expenditures	6,681	177,274	17,954	201,909

Normally recurring capital expenditures	71,226	71,539	50,050	192,815
Total capital expenditures	$77,907	$248,813	$68,004	$394,724

For the twelve-month period ended December 31, 2011, our capital expenditures, not including changes in related payables were:

	Summit	Trail	Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$104,109	$157,484	$42,658	$304,251
Other nonrecurring capital expenditures	—	—	—	—
Total nonrecurring capital expenditures	104,109	157,484	42,658	304,251

Normally recurring capital expenditures	47,264	37,984	33,256	118,504
Total capital expenditures	$151,373	$195,468	$75,914	$422,755

Net cash provided by financing activities was approximately $26.8 million and $97.7 million for the twelve-month periods ended December 31, 2012 and December 31, 2011, respectively. During the 2012 period, we had drawn a net of approximately $14.8 million from our Credit Facility in order to fund the closing transactions on our City Vista, City Park, and Madison-Rome loans and received approximately $17.8 million from the issuance of 19,762 Units. Partially offsetting these cash inflows were the payments of our Series A Preferred Stock and Common Stock dividends totaling approximately $3.1 million and deferred offering costs of approximately $2.3 million. The financing cash inflows during the 2011 period consisted primarily of proceeds from sales of Common Stock of approximately $46.1 million and proceeds from mortgage notes payable on our three acquired multifamily communities of approximately $55.6 million.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock and Series B Preferred Stock dividends to stockholders, as well as monthly dividends to holders of our Series A Preferred Stock, through net cash generated from operating results.

For the twelve-month periods ended December 31, 2012 and December 31, 2011, our dividend and cash-generating activity was:

		Dividends declared
Three-month period ended	Dividend per share of Common Stock	Common	Series A Preferred	Total	Cash flow (used in) provided by operating activities
3/31/2011	$—	$—	$—	$—	$(122,686)
6/30/2011	$0.125	$646,487	$—	$646,487	$(697,122)
9/30/2011	$0.125	$646,675	$—	$646,675	$553,596
12/31/2011	$0.125	$646,916	$—	$646,916	$794,172

3/31/2012	$0.13	$673,181	$718	$673,899	$927,394
6/30/2012	$0.13	$677,477	$79,685	$757,162	$869,992
9/30/2012	$0.14	$729,699	$163,059	$892,758	$1,225,510
12/31/2012	$0.145	$771,616	$208,062	$979,678	$1,156,045

We commenced business operations on April 5, 2011 and acquired three multifamily communities and a real estate loan during the second quarter of 2011. As shown above, our cash flow provided by operating activities for the three-month period ended December 31, 2012 was $1,156,045 versus $794,172 for the three-month period ended December 31, 2011, and was attributable to the increase in interest income from our expanded portfolio of loans and notes receivable in the 2012 period. Our cash flow from operations for each of the last five three-month periods were sufficient to fund both our quarterly Common Stock dividend(s) and our monthly Series A Preferred Stock dividends for the respective periods. We expect our cash flow from operations for the next twelve months will be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends.

On November 1, 2012, we declared a quarterly dividend on our Common Stock of $0.145 per share, an increase of approximately 16% from our initial dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 10.6%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

In addition to $718 of accrued dividends payable for the three-month period ended March 31, 2012, for the twelve-month period ended December 31, 2012, our Series A Preferred Stock dividend activity consisted of:

	Declaration date	Record date	Payment date	Dividend distributions	(1)
	4/13/2012	4/30/2012	5/21/2012	$11,486
	5/10/2012	5/31/2012	6/20/2012	25,406
	6/22/2012	6/29/2012	7/20/2012	42,793
	7/22/2012	7/31/2012	8/20/2012	50,878
	8/2/2012	8/31/2012	9/20/2012	54,119
	9/18/2012	9/28/2012	10/22/2012	58,062
	10/20/2012	10/31/2012	11/20/2012	61,553
	11/1/2012	11/30/2012	12/20/2012	66,641
	12/20/2012	12/31/2012	1/22/2013	79,869

				$450,807

(1)
The Series A Preferred Stock receives dividend distributions of $5.00 per share for each full month and, for shares outstanding for less than a full month, a prorated amount based on such monthly rate.

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Unit offering.

For U. S. Federal income tax purposes, dividends may be characterized as ordinary income, capital gains, or a return of capital to the common stockholder or preferred stockholder. For the twelve-month period ended December 31, 2011, Common Stock dividend income was 100% return of capital. For the twelve-month period ended December 31, 2012, Common Stock dividend income was 91.6% return of capital and 8.4% ordinary income and dividends on the Company's Series A Preferred Stock was 100% ordinary income.

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

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Primary Series A Offering, Common Stock, Series B Preferred Stock, units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Primary Series A Offering during 2013 and beyond. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On November 18, 2011, the SEC declared effective our registration statement on Form S-11 (registration number 333-176604), or the Registration Statement, for our Primary Series A Offering. The price per Unit is $1,000. The Series A Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Series A Preferred Stock will begin accruing on the date of issuance. The Series A Preferred Stock is redeemable at the option of the holder beginning two years following the date of issuance, subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2012, we had issued an aggregate of 19,762 Units from our Primary Series A Offering, leaving 130,238 Units available to be issued.

On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for our Follow-On Offering, which registration statement has not yet been declared effective by the SEC. The terms of the Follow-On Offering and features of the Units are substantially the same as the Primary Series A Offering.

On January 17, 2013, we issued 40,000 shares of our Series B Preferred Stock at a purchase price of $1,000 per share through a private placement transaction. The gross proceeds totaled $40.0 million, with net proceeds to us of approximately $37.6 million after commissions. The Series B Preferred Stock will automatically be converted into shares of Common Stock following, and subject to, stockholder approval, at a conversion price of $7.00 per share of Common Stock, subject to adjustment. The conversion would result in the issuance of approximately 5,714,274 shares of Common Stock. We plan to file a resale registration statement no later than April 15, 2013 for the purpose of registering the resale of the underlying shares of Common Stock into which the shares of Series B Preferred Stock are convertible following stockholder approval.

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

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), in addition to our Credit Facility, as may be modified by increasing the amount which may be borrowed. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities. The number of different multifamily communities and other investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. See the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2012, our outstanding debt (both secured and unsecured) was approximately 44.5% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2012. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

Our ability to incur additional debt is dependent on a number of factors, including our credit ratings (if any), the value of our assets, our degree of leverage and borrowing restrictions imposed by lenders. We will continue to monitor the debt markets, including Fannie Mae and/or Freddie Mac (from both of whom we have obtained single asset secured financing on all of our multifamily communities), and as market conditions permit, access borrowings that are advantageous to us.

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

As of December 31, 2012, we had long term mortgage indebtedness of approximately $55.6 million, all of which was incurred by us in connection with the acquisition of our three multifamily communities in 2011. The outstanding balance includes fixed-rate debt of approximately $20.9 million, or 37.5% of the total mortgage debt balance, and floating-rate debt of approximately $34.8 million, or 62.5% of the total mortgage debt balance.

As of December 31, 2012, we had approximately $3.0 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant, issued to International Assets Advisory, LLC, or IAA, for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of December 31, 2012, we had outstanding 19,762 Warrants from our Primary Series A Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. The Warrants outstanding at December 31, 2012 become exercisable between March 30, 2013 and December 28, 2013 and have exercise prices that range between $9.00 and $10.10 per share. If all the outstanding Warrants at December 31, 2012 become exercisable and are exercised, gross proceeds to us would be approximately $3.7 million and we would as a result issue an additional 395,240 shares of Common Stock.

Contractual Obligations

As of December 31, 2012, our contractual obligations consisted of the three mortgage notes secured by our three acquired properties and the Credit Facility. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at December 31, 2012 of 0.21%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$10,654,525	$2,023,130	$3,996,266	$3,852,061	$783,068
Principal	55,637,000	—	1,681,709	2,262,897	51,692,394
Line of credit:
Interest	513,292	513,292	—	—	—
Principal	14,801,197	14,801,197	—	—	—
Total	$81,606,014	$17,337,619	$5,677,975	$6,114,958	$52,475,462

In addition, we had unfunded real estate loan balances totaling $9,194,872 at December 31, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. $19.5 million of our floating-rate debt has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) and approximately $15.3 million of our floating rate debt has LIBOR effectively capped at 4.05% (all-in rate of 6.85%), both through caps on the maximum interest rate on our debt under Freddie Mac's capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as all of our floating rate debt financing our communities was incurred in April 2011 and does not mature until May 2018. Our Credit Facility bears interest at a spread over LIBOR of 5.0%; this combined rate is uncapped. Because of the short term nature of this loan, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

We have and will continue to manage interest rate risk as follows:

•	maintain a reasonable ratio of fixed-rate, long-term debt to total debt so that floating-rate exposure is kept at an acceptable level;

•	place interest rate caps on floating-rate debt where appropriate; and

•	take advantage of favorable market conditions for long-term debt and/or equity financings.
We use various financial models and advisors to achieve our objectives.

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2012, would increase by approximately $498 thousand on an annualized basis, or decrease by approximately $104 thousand on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.21% at December 31, 2012, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the twelve months ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity and Accumulated Deficit for the twelve months ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2012

Schedule IV-Mortgage Loans on Real Estate as of December 31, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of internal control over financial reporting.

    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 as follows:

A process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of trust managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and board of trust managers of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

The Company's Chief Executive Officer and Chief Accounting Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2012.

Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or “2013 Proxy Statement”, to be filed with the SEC with regard to our 2013 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2013 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding our officers is incorporated herein by reference to our 2013 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2013 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2013 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
Report of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-1
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-2
Consolidated Statements of Equity and Accumulated Deficit for the years ended December 31, 2012, 2011 and 2010	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-4
Notes to Consolidated Financial Statements	F-6

(a)(2) Financial Statement Schedules
Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2012	F-33
Schedule IV-Mortgage Loans on Real Estate as of December 31, 2012	F-34

(a)(3) Exhibits
Exhibit index	F-35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Preferred Apartment Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Preferred Apartment Communities, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, GA

March 15, 2013

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets

Real estate
Land	$13,052,000	$13,052,000
Building and improvements	60,284,587	60,268,867
Furniture, fixtures, and equipment	8,771,346	8,392,446
Construction in progress	3,023	67,877
Gross real estate	82,110,956	81,781,190
Less: accumulated depreciation	(6,288,998)	(2,698,305)
Net real estate	75,821,958	79,082,885
Real estate loans	35,106,197	6,000,000
Total real estate and real estate loans, net	110,928,155	85,082,885

Cash and cash equivalents	2,973,509	4,548,020
Restricted cash	540,232	567,346
Notes receivable	2,450,000	—
Revolving line of credit to related party	936,827	—
Deferred interest receivable on real estate loans	718,901	—
Tenant receivables, net of allowance of $18,623 and $15,924	11,453	23,811
Deferred loan costs, net of amortization of $258,492 and $64,480	681,632	551,660
Deferred offering costs	3,347,965	1,388,421
Other assets	703,256	303,397

Total assets	$123,291,930	$92,465,540

Liabilities and equity

Liabilities
Mortgage notes payable	$55,637,000	$55,637,000
Accounts payable and accrued expenses	1,110,964	1,158,530
Revolving credit facility	14,801,197	—
Accrued interest payable	202,027	176,084
Dividends payable	851,484	646,916
Security deposits and prepaid rents	330,108	163,663
Other deferred income	301,575	65,446
Total liabilities	73,234,355	57,847,639

Commitments and contingencies (Note 11)

Equity

Stockholder's equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 150,000 shares authorized; 19,762 and 0 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	198	—
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 5,288,444 and 5,149,325 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	52,885	51,493
Additional paid in capital	59,412,744	43,828,030
Accumulated deficit	(9,408,253)	(9,261,623)
Total stockholders' equity	50,057,574	34,617,900
Non-controlling interest	1	1
Total equity	50,057,575	34,617,901

Total liabilities and equity	$123,291,930	$92,465,540

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
Revenues:
Rental revenues	$9,102,757	$6,199,946	$—
Other property revenues	1,128,902	700,512	—
Interest income on loans and notes receivable	2,259,576	250,245	—
Total revenues	12,491,235	7,150,703	—

Operating expenses:
Property operating and maintenance	2,370,398	1,591,962	—
Property management fees to related party	410,046	276,358	—
Real estate taxes	753,737	519,500	—
General and administrative	178,922	141,078	—
Depreciation and amortization	3,595,298	8,238,444	—
Acquisition costs	912	1,680,432	388,266
Organizational costs	1,593	172,395	360,179
Insurance	173,270	111,900	—
Professional fees	339,681	380,382	—
Other	150,931	109,655	2,690
Total operating expenses	7,974,788	13,222,106	751,135

Operating income (loss) before corporate and other expenses	4,516,447	(6,071,403)	(751,135)

Management fees to related party	822,723	505,441	—
Insurance	166,757	167,689	—
Interest expense	2,504,679	1,514,581	15,064
Equity compensation to directors and executives	1,251,216	238,152	—
Other (income)	(82,298)	(1,842)	—
Net loss	(146,630)	(8,495,424)	(766,199)

Less consolidated net income (loss) attributable to
non-controlling interests	—	—	—

Net loss attributable to the Company	(146,630)	(8,495,424)	(766,199)

Dividends to preferred stockholders	(450,806)	—	—

Earnings attributable to unvested restricted stock	(17,094)	(9,750)	—

Net loss attributable to common stockholders	$(614,530)	$(8,505,174)	$(766,199)

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.12)	$(2.23)	$(20.90)

Dividends declared on Common Stock	$2,851,973	$1,940,078	$—

Weighted average number of shares of Common
Stock outstanding, basic and diluted	5,172,260	3,822,303	36,666

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Equity and Accumulated (Deficit)
For the years ended December 31, 2010, 2011 and 2012

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity (Deficit)	Non Controlling Interest	Total Equity (Deficit)

Balance at January 1, 2010	$—	$—	$—	$—	$—	$—	$—
Issuance of Common Stock	—	366	109,632	—	109,998	—	109,998
Issuance of partnership interest in Operating Partnership to non-controlling interest	—	—	—	—	—	1	1
Net loss	—	—	—	(766,199)	(766,199)	—	(766,199)

Balance at December 31, 2010	—	366	109,632	(766,199)	(656,201)	1	(656,200)

Issuance of warrant to purchase Common Stock	—	—	462,330	—	462,330	—	462,330
Proceeds from sale of Common Stock	—	51,074	51,022,536	—	51,073,610	—	51,073,610
Equity compensation to executives and directors	—	53	238,099	—	238,152	—	238,152
Syndication and offering costs	—	—	(6,064,489)	—	(6,064,489)	—	(6,064,489)
Net loss	—	—	—	(8,495,424)	(8,495,424)	—	(8,495,424)
Dividends to common stockholders ($0.375 per share)	—	—	(1,940,078)	—	(1,940,078)	—	(1,940,078)

Balance at December 31, 2011	—	51,493	43,828,030	(9,261,623)	34,617,900	1	34,617,901

Equity compensation to directors and executives	—	60	1,251,156	—	1,251,216	—	1,251,216
Issuance of Units	198	—	19,734,442	—	19,734,640	—	19,734,640
Syndication and offering costs	—	—	(2,096,773)	—	(2,096,773)	—	(2,096,773)
Vesting of restricted stock	—	260	(260)	—	—	—	—
Conversion of Class B Units to Common Stock	—	1,072	(1,072)	—	—	—	—
Net loss	—	—	—	(146,630)	(146,630)	—	(146,630)
Dividends to preferred stockholders ($5.00 per share per month)	—	—	(450,806)	—	(450,806)	—	(450,806)
Dividends to common stockholders ($0.545 per share)	—	—	(2,851,973)	—	(2,851,973)	—	(2,851,973)

Balance at December 31, 2012	$198	$52,885	$59,412,744	$(9,408,253)	$50,057,574	$1	$50,057,575

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net loss attributable to the Company	$(146,630)	$(8,495,424)	$(766,199)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	3,590,693	2,698,305	—
Amortization expense	4,605	5,540,139	—
Deferred fee income amortization	(87,596)	(8,887)	—
Deferred interest income on real estate loans	(718,901)	—	—
Deferred loan cost amortization	194,012	64,479	—
Equity compensation to executives and directors	1,251,216	238,152	—
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables	12,358	(23,811)	—
(Increase) decrease in other assets	(71,596)	6,327	(37,300)
(Decrease) increase in accounts payable and accrued expenses	(57,884)	340,844	15,064
Increase in accrued interest payable	25,944	161,020	—
Increase in security deposits	7,989	6,578	—
Increase in prepaid rents	158,456	238	—
Increase in deferred income	16,275	—	—
Net cash provided by operating activities	4,178,941	527,960	(788,435)

Investing activities:
Investment in real estate loans	(29,072,112)	(6,000,000)	—
Notes receivable issued	(3,530,544)	—	—
Notes receivable repaid	1,080,544	—	—
Draw on line of credit by related party	(1,534,589)	—	—
Repayments of line of credit by related party	554,016	—	—
Acquisition fees received on real estate loans	580,814	134,333	—
Acquisition fees paid on real estate loans	(307,450)	(60,000)	—
Refund (payment) of deposit on real estate investment	—	150,000	(150,000)
Acquisition of properties, net	—	(87,449,341)	—
Additions to real estate assets - improvements	(334,401)	(458,272)	—
Decrease (increase) in restricted cash	27,114	(1,631)	—
Net cash used in investing activities	(32,536,608)	(93,684,911)	(150,000)

Financing activities:
Proceeds from mortgage notes payable	—	55,637,000	—
Payments for mortgage loan costs	(420,279)	(616,139)	—
Proceeds from revolving lines of credit	16,763,853	—	200,000
Payments on revolving lines of credit	(1,962,656)	(200,000)	—
Proceeds from non-revolving lines of credit	—	434,102	805,898
Payments on non-revolving lines of credit	—	(1,240,000)	—
(Payments on) proceeds from note payable to related parties	—	(465,050)	465,050
Proceeds from sales of common stock, net of offering costs	—	46,117,663	109,998
Proceeds from sales of Units, net of offering costs	17,830,828	—	—
Common Stock dividends paid	(2,727,272)	(1,293,162)	—
Preferred Stock dividends paid	(370,938)	—	—
Payments for deferred offering costs	(2,330,380)	(691,718)	(620,237)
Proceeds from noncontrolling interest	—	—	1
Net cash provided by financing activities	26,783,156	97,682,696	960,710

Net (decrease) increase in cash and cash equivalents	(1,574,511)	4,525,745	22,275
Cash and cash equivalents, beginning of period	4,548,020	22,275	—
Cash and cash equivalents, end of period	$2,973,509	$4,548,020	$22,275

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

Supplemental cash flow information:
Cash paid for interest	$2,335,033	$1,287,240	$—

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$27,891	$32,486	$—
Dividends payable - common	$771,616	$646,916	$—
Dividends payable - preferred	$79,868	$—	$—
Accrued deferred offering costs	$585,635	$701,899	$—
Reclass of offering costs from deferred asset to equity	$67,346	$—	$—
Reclass of deferred offering costs to receivable	$234,679	$—	$—
Other net non-cash property assets acquired	$—	$599,341	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2012

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

On February 22, 2011, the Company effected a change in the designation of its issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of common stock, par value $0.01 per share, or Common Stock, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, all pursuant to an amendment to the Company's charter. As a result of these actions, NELL Partners, Inc. held 36,666 shares of Common Stock as of February 22, 2011. The consolidated statements of equity and accumulated deficit for the twelve-month periods ended December 31, 2011 and 2010 have been retroactively restated to reflect this change.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations. Acquisition costs, which include fees and expenses for due diligence, legal, environmental and consulting services, generally will be expensed as incurred.

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

Intangible assets include the values of in-place leases and customer relationships. In-place lease values are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases. The values of customer relationships are estimated by calculating the product of the avoided hypothetical lost revenue and the average renewal probability and are likewise amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. Acquired intangible assets have no residual value.

The Company evaluates its tangible and identifiable intangible real estate assets for impairment annually or when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. The total undiscounted cash flows of the asset, including proceeds from disposition, are compared to the net book value of the asset. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value to the discounted net cash flows of the asset.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash includes cash restricted by state law or contractual requirement and relates primarily to tax and insurance escrows and resident security deposits.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

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

Deferred Offering Costs

Deferred offering costs represent costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of units, consisting of one share of Series A Redeemable Preferred Stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a bimonthly basis in variable amounts. Such offering is referred to as the Primary Series A Offering, pursuant to our registration statement on Form S-11 (registration number 333-176604), as may be amended from time to time. Deferred offering costs related to the Primary Series A Offering are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units issued to the maximum number of Units that may be issued.

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

Redeemable Preferred Stock

Shares of the Company’s Series A Preferred Stock issued in conjunction with the Company’s Unit offering (further described in note 5) are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of Series A Preferred Stock in either Common Stock or cash at its option. Therefore, the Company records the Series A Preferred Stock as a component of permanent stockholders’ equity.

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

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans using the effective interest method. Direct loan origination fees and origination or acquisition costs applicable to real estate loans are

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

amortized over the lives of the loans as adjustments to interest income. The accrual of interest on all these instruments is stopped when there is concern as to the ultimate collection of principal or interest, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Real estate loan assets are reclassified as accrual-basis once interest and principal payments become current. Certain real estate loan assets include limited purchase options and exit fees or additional interest payments that are due the Company at maturity or in the event of a sale of the property or refinancing of the loan by the borrower to a third party. If the Company purchases the subject property, any accrued and unpaid exit fee will be treated as additional consideration for the acquired project.

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

Acquisition Costs

The Company expenses property acquisition costs as incurred, which include costs such as due diligence, legal, certain accounting, environmental and consulting, when the acquisition constitutes a business combination. The Company capitalizes these costs for transactions deemed to be asset acquisitions.

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
December 31, 2012

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
December 31, 2012

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

The Company allocated the purchase prices of the three properties to the acquired assets and liabilities based upon their fair values, as follows:

	Trail Creek	Stone Rise	Summit Crossing	Total
Land	$2,652,000	$6,950,000	$3,450,000	$13,052,000
Buildings and Improvements	17,257,845	18,637,356	24,112,767	60,007,968
Furniture, fixtures and equipment	1,841,990	2,819,094	3,591,881	8,252,965
Intangibles	1,748,165	1,743,550	2,045,352	5,537,067
Cash	9,301	16,101	486	25,888
Deposits	28,160	61,276	41,525	130,961
Prepaids and reserves	93,967	439,041	154,744	687,752
Accounts payable and accrued expenses	(48,374)	(81,677)	(89,321)	(219,372)

Net assets acquired	$23,583,054	$30,584,741	$33,307,434	$87,475,229
Net assets excluding cash	$23,573,753	$30,568,640	$33,306,948	$87,449,341
The Company recorded depreciation and amortization of tangible and intangible assets as follows:

	Twelve months ended December 31,
	2012	2011
Depreciation:
Buildings and improvements	$1,647,844	$1,129,835
Furniture, fixtures, and equipment	1,942,849	1,568,470
	3,590,693	2,698,305
Amortization:
Acquired intangible assets	—	5,537,067
Website development costs	4,605	3,072
Total depreciation and amortization	$3,595,298	$8,238,444

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

All depreciation and amortization of acquired intangible assets for the twelve-month period ended December 31, 2011 commenced with the dates of acquisition of the three properties. The intangible assets were amortized in full during 2011 over the average remaining lease term, which was approximately six months.
4.     Real Estate Loans, Notes Receivable, and Line of Credit

Crosstown Walk

On October 29, 2012, the Company amended the real estate acquisition bridge loan it made on June 29, 2012 to Iris Crosstown Apartments LLC, or Crosstown Walk, a Florida limited liability company, for Crosstown Walk to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. The amendment increased the aggregate amount of the loan to $4,685,000. The amount drawn under the loan at December 31, 2012 was $4,647,383. The amendment also extended the maturity date to March 31, 2013, with no option to further extend. The loan pays current monthly interest of 8% per annum. If Iris sells the property to a third party or if a third party refinances the bridge loan at any time during its term, an additional 6% per annum exit fee will be due and payable to the Company. There are no contingent events that are necessary to occur for the Company to realize the additional interest.

The bridge loan is collateralized by a mortgage, an assignment of project documents and by unconditional guaranties of payment and performance by W. Daniel Faulk, Jr., Richard A. Denny, and J. Michael Morris, unaffiliated third parties and principals of the borrower. In connection with the closing of the bridge loan and the subsequent amendments, the Company received a total loan fee of 2% of the amount drawn on the loan, or $93,772 and paid a cumulative acquisition fee of $46,886 to the Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan. The net fees received by the Company will be recognized on this and all such loans as an adjustment of yield over the term of the loan using the effective interest method.

Madison-Rome

On September 28, 2012, the Company made a land acquisition bridge loan in the amount of $5,360,042 to Madison Retail - Rome LLC, or Madison-Rome, a Delaware limited liability company, to partially finance the construction of a 88,351 (unaudited) square foot retail complex located in Rome, Georgia. On November 13, 2012, the loan was converted to a mezzanine construction loan and at December 31, 2012 , Madison-Rome had drawn $5,063,760 of the loan amount.

The Madison-Rome loan matures on September 20, 2015, with no option to extend and pays current monthly interest of 8% per annum. An additional exit fee equal to the difference between the 8% interest paid and a 14% cumulative annual simple interest return will be due and payable to the Company if Madison-Rome refinances the loan with a third party or when the loan balance is repaid. There are no contingent events that are necessary to occur for the Company to realize the exit fee.

The Madison-Rome loan is collateralized by a pledge of 100% of the membership interests of Madison-Rome. Prepayment is permitted in whole, but not in part, without our consent. The Madison-Rome loan is subordinate to a senior loan up to an aggregate amount of approximately $11.5 million which is held by an unrelated third party and is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

The Madison-Rome loan is secured by unconditional guaranties of payment and performance by Stephen H. Whisenant and Charles N. Worthen, unaffiliated third parties and principals of the borrower. In connection with the closing of the Madison-Rome loan, the Company received a loan fee of 2% of the aggregate loan amount, or $107,201 and paid an acquisition fee of $53,600 to the Manager out of these funds.

City Park

On September 6, 2012, the Company made a mezzanine loan of up to $10,000,000 to Oxford City Park Development LLC, or City Park, a Georgia limited liability company, to partially finance the construction of a 284-unit multifamily community located in Charlotte, North Carolina. At December 31, 2012, City Park had drawn $6,029,685 of the loan amount.

The City Park mezzanine loan matures on September 5, 2017, with no option to extend and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for the Company to realize the additional interest. The

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

Company also has an option, but not an obligation, to purchase the property between and including November 1, 2015 and March 31, 2016 for a pre-negotiated purchase price of $30,945,845. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of City Park. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $18.6 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Park mezzanine loan and subsequently in connection with future drawn amounts on the loan, the Company received a total loan fee of 2% of the amount drawn on the loan, or $120,614, and paid a cumulative acquisition fee of $60,307 to the Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

City Vista

On August 31, 2012, the Company made a mezzanine loan of up to $12,153,000 to Oxford City Vista Development LLC, or City Vista, a Georgia limited liability company, to partially finance the construction of a 272-unit multifamily community located in Pittsburgh, Pennsylvania. At December 31, 2012 , City Vista had drawn $7,262,343 of the loan amount.

The City Vista mezzanine loan matures on June 1, 2016, with an option to extend until July 1, 2017 and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for the Company to realize the additional interest. The Company also has an option, but not an obligation, to purchase the property between and including February 1, 2016 and May 31, 2016 for a pre-negotiated purchase price of $43,560,271. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of City Vista. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $28.4 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, unaffiliated third parties and principals of the borrower, have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Vista mezzanine loan and subsequently in connection with future drawn amounts on the loan, the Company received a total loan fee of 2% of the amount drawn on the loan, or $145,247 and paid a cumulative acquisition fee of $72,624 to the Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

Summit II

On May 7, 2012, the Company made a mezzanine loan in the amount of $6,103,027 to Oxford Summit Apartments II LLC, or Summit II, a Georgia limited liability company, to partially finance the construction of a 140-unit multifamily community located adjacent to the Company’s existing Summit Crossing multifamily community in suburban Atlanta, Georgia.

The Summit II mezzanine loan matures on May 8, 2017, with no option to extend and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, we have an option, but not an obligation, to purchase the property for a period of five months following completion of construction, lease up and stabilization for $19,254,155. If the property is sold to, or refinanced by, a third party before or after the option period, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% simple interest return on the loan, in addition to loan fees received at closing, which totaled 2% of the loan amount. Since the minimum exit fee, assuming the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

purchase option is not exercised, is the amount needed to provide a 14% simple interest return, the Company is accruing each period the additional exit fee earned based on the 14% rate assuming the loan was paid off at period end. There are no contingent events that are necessary to occur for the Company to realize the additional interest. The accrued exit fee is recorded as interest income in the consolidated statements of operations. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Oxford Summit II. Prepayment of the mezzanine loan is permitted in whole but not in part without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $12,384,000 that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. The repayment guaranties expire at the completion of construction of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the Summit II mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $122,061 and paid an acquisition fee of $61,030 to the Manager out of these funds, of which WOF received $610 through its special limited liability company interest in our Manager.

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

The Trail II mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, the Company has an option, but not an obligation, to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan. There are no contingent events that are necessary to occur for the Company to realize the exit fee. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, the Company is accruing each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end as the borrower cannot control whether the option is exercised. The accrued exit fee is recorded as interest income in the consolidated statements of operations. If the Company exercises the purchase option and acquires the property, any accrued and unpaid exit fee will be treated as additional consideration for the acquired project.

The Trail II mezzanine loan is collateralized by a pledge of 100% of the membership interests of Hampton Partners. Partial prepayment of the mezzanine loan is not permitted without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, both unaffiliated third parties, have guaranteed the completion of the project in accordance with the plans and specifications. This guaranty is subject to the rights held by the senior lender pursuant to a standard intercreditor agreement with the senior lender.

In connection with the closing of the Trail II mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. The Company paid an acquisition fee of $60,000 to its Manager out of these funds, of which WOF received $600 through its special limited liability company interest in the Manager.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

Notes Receivable
On December 17, 2012, the Company made a loan in the amount of $1,300,000 to Riverview Associates, Ltd., or Riverview, a Georgia limited partnership, in the form of a promissory note. The loan bears interest at 8% per annum and interest only payments are due on a monthly basis until the maturity date of June 16, 2013, with an extension at the Company's option available until December 16, 2013. The loan may be prepaid at any time, in whole but not in part, without penalty. The amounts payable under the terms of the loan are backed by an assignment of project documents and by a guaranty of payment and performance by Stephen H. Whisenant, an unaffiliated third party and principal of the borrower.

On November 15, 2012, the Company made a loan in the amount of $650,000 to International Assets Advisory, LLC, or IAA, in the form of a subordinated loan. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of November 15, 2013. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by rights of withholding commissions due IAA by the Company in connection with securing placements of the Company's Primary Series A Offering.

On September 14, 2012, the Company made a loan in the amount of $500,000 to Newport Development, LLC, or Newport, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The full amount of the loan was drawn as of December 31, 2012. The loan bears interest at 15% per annum and interest only payments are due on a monthly basis until the maturity date of March 17, 2013. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by personal guaranties of repayment issued by Robert F. Krause, Jr., and J. Richard Stephens, Jr., principals of Newport and who are unaffiliated third parties.

On May 21, 2012, the Company made a loan in the amount of $575,000 to Madison Retail, LLC, or Madison Retail, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due on a monthly basis until the maturity date of September 30, 2012. The amount drawn on the loan of approximately $431 thousand was paid off at maturity, along with accrued interest. The amounts payable under the terms of the loan were backed by a personal guaranty of repayment issued by Stephen H. Whisenant, the principal of Madison Retail and an unaffiliated third party.
On March 26, 2012, the Company made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due beginning May 1, 2012, and continued on a monthly basis until the repayment of the loan, which occurred on September 6, 2012.
Line of Credit

On August 21, 2012, the Company extended a revolving line of credit to its Manager in an aggregate amount of up to $1.0 million, in order to provide liquidity to the Manager in support of its ongoing business operations. The credit line bears interest at 8.0% per annum, with interest payable monthly, and matures on July 31, 2013. The loan is secured by a collateral assignment of the Manager's right to fees under the Management Agreement. At December 31, 2012, the amount drawn on the line of credit by the Manager was $936,827. On January 3, 2013, the Company amended the revolving line of credit to increase the amount available to $1.5 million.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

The Company recorded interest income and other revenue from these instruments as follows:

	Twelve months ended
	12/31/2012	12/31/2011
Interest income:
Real estate loans:
Summit II	$318,249	$—
Trail II	480,000	241,358
Crosstown Walk	144,442	—
City Park	139,439	—
City Vista	166,623	—
Madison-Rome	100,850	—

Total	1,349,603	241,358

Accrued exit fees	718,955	—
Net loan fee revenue recognized	83,195	8,887

Total interest income on real estate loans	2,151,753	250,245

Notes receivable:
Newport	22,243	—
Oxford	42,770	—
Madison Retail	17,430	—
Riverview	5,369	—
IAA	8,370	—
Line of credit to Manager	11,641	—

Total interest income on notes and lines of credit	107,823	—

Total interest income	$2,259,576	$250,245

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
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs. Due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the Trail II, Summit II, City Park and City Vista loans, the Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their carrying value as of December 31, 2012 of approximately $35.1 million. The maximum aggregate amount of loans to be funded as of December 31, 2012 was approximately $44.3 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Trail II, Summit II, Crosstown Walk, City Park and City Vista real estate loans, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. These loans total approximately $30.0 million and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of December 31, 2012.

The borrowers and guarantors behind these real estate loans (excluding the Madison-Rome loan) collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer for the twelve-month period ended December 31, 2012 of approximately $2.0 million.

5. Redeemable Preferred Stock
On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (registration number 333-176604) for our offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of the Company's Preferred Stock and one Warrant to purchase 20 shares of our Common Stock. Such offering is referred to as the Primary Series A Offering and is offered by the dealer manager on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to the Company's Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issue subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.
On August 16, 2012, the Company filed a registration statement on Form S-11 (registration number 333-183355) for a follow-on offering of an additional 850,000 Units, or Follow-On Offering which registration statement has not yet been declared effective by the Securities and Exchange Commission. The terms of the Follow-On Offering and features of the Units are substantially the same as the Primary Series A Offering.

As of December 31, 2012, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $1.9 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $3.3 million. As of December 31, 2012, the Company had issued 19,762 Units and collected net proceeds of approximately $17.8 million from the Primary Series A Offering after commissions.  The number of Units issued was approximately 2.0% of the maximum number of Units to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 2.0% of the approximate $3.3 million deferred to date, or approximately $62 thousand as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $3.3 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at December 31, 2012.  The remainder of current and future deferred offering costs related to the Primary

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

Series A Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units available to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offering.

As further discussed in note 17, the Company issued 40,000 shares of its Series B Preferred Stock in conjunction with the closing of a $40 million private placement transaction on January 16, 2013. Deferred offering costs reflected in the asset section of the consolidated balance sheet related to the Series B Preferred Stock transaction totaled $233,026 as of December 31, 2012. These Series B Preferred Stock offering costs will be reclassified as a reduction of stockholders' equity as of January 16, 2013.

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

The third amended and restated management agreement, or Management Agreement, between the Company and its Manager entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Twelve months ended
Type of Compensation	Basis of Compensation	December 31, 2012	December 31, 2011

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$307,450	$928,500
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	576,147	362,427
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	410,046	276,358
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	246,576	143,014

		$1,540,219	$1,710,299

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are included in property operating and maintenance expense on the Consolidated Statements of Operations:

Twelve months ended December 31,
2012	2011

$984,970	$676,413

The Company’s Manager utilizes certain personnel of its affiliates to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager has requested reimbursement of $214,056 and $203,762 for the twelve-month periods

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

ended December 31, 2012 and 2011, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

•
Special limited partnership interest in the Operating Partnership - distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of an asset and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during the twelve-month periods ended December 31, 2012 or 2011.

7. Dividends

The Company declares and pays monthly cash dividend distributions on its Preferred Stock in the amount of $5.00 per share, prorated for partial months at issuance as necessary. In addition to $718 of accrued dividends applicable to the three-month period ended March 31, 2012, the Company's dividend activity on its Preferred Stock for the twelve-month period ended December 31, 2012 was:

Declaration date	Record date	Payment date	Dividend distributions
4/13/2012	4/30/2012	5/21/2012	$11,486
5/10/2012	5/31/2012	6/20/2012	25,406
6/22/2012	6/29/2012	7/20/2012	42,793
7/22/2012	7/31/2012	8/20/2012	50,878
8/2/2012	8/31/2012	9/20/2012	54,119
9/18/2012	9/28/2012	10/22/2012	58,062
10/20/2012	10/31/2012	11/20/2012	61,553
11/1/2012	11/30/2012	12/20/2012	66,641
12/20/2012	12/31/2012	1/22/2013	79,869

			$450,807

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

The Company's dividend activity on its Common Stock for the twelve-month periods ended December 31, 2012 and 2011 was:

Declaration date	Record date	Payment date	Dividends per share	Dividend distributions

5/5/2011	6/30/2011	7/15/2011	$0.125	$646,487
8/4/2011	9/30/2011	10/17/2011	$0.125	$646,675
11/10/2011	12/30/2011	1/17/2012	$0.125	$646,916

				$1,940,078

2/2/2012	3/30/2012	4/16/2012	$0.13	$673,181
5/10/2012	6/29/2012	7/16/2012	$0.13	677,477
8/2/2012	9/28/2012	10/15/2012	$0.14	729,699
11/1/2012	12/31/2012	1/15/2013	$0.145	771,616

				$2,851,973

For U. S. Federal income tax purposes, dividends may be characterized as ordinary income, capital gains, or a return of capital to the common stockholder or preferred stockholder. For the twelve-month period ended December 31, 2011, Common Stock dividend income was 100% return of capital. For the twelve-month period ended December 31, 2012, Common Stock dividend income was 91.6% return of capital and 8.4% ordinary income and dividends on the Company's Series A Preferred Stock was 100% ordinary income.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

Equity compensation expense by award type for the Company was:

	Equity compensation expense
	for the twelve-month periods ended December 31,		Unamortized Expense as of
	2012	2011	December 31, 2012

Quarterly board member committee fee grants	$42,060	$41,550	$—
Class B Unit awards:
Executive officers - 2011	476,981	3,561	—
Executive officers - 2012	477,434	—	2,580
Vice chairman of board of directors	15,374	—	25,622
Restricted stock grants:
2011	66,867	193,041	—
2012	172,500	—	86,250

Total	$1,251,216	$238,152	$114,452

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

On May 10, 2012, the Company granted a total of 33,046 shares of restricted Common Stock to its non-employee board members, in payment of their annual retainer fees. The per-share fair value was $7.83 and total compensation cost in the amount of $258,750 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date or the next annual meeting of the Company's stockholders. All 33,046 unvested shares were outstanding at December 31, 2012.

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant.

Grant date	Number of shares	Fair value per share	Total fair value
5/5/2011	1,872	$9.62	$18,009
8/4/2011	1,500	$7.99	11,985
11/9/2011	1,926	$6.00	11,556
			$41,550

2/2/2012	2,988	$6.12	$18,287
8/2/2012	780	$7.88	6,146
11/1/2012	2,187	$8.06	17,627
			$42,060

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

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

Because of the market condition determining the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On December 30, 2012, the 2011 Class B Unit Awards became fully vested and earned, and a total of 107,164 Units automatically converted to Class A Units of the Operating Partnership on that date. On December 31, 2012, all Class A Unit holders elected to convert their Units into Common Stock. All unvested 2012 Class B Units, as well as the Class B Units issued on August 15, 2012 were outstanding at December 31, 2012.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments of $0.13 per share for the 2011 and 2012 annual awards and $0.14 per share for the August 15, 2012 award.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

9. Indebtedness

Note Payable

On September 2, 2010, the Company borrowed $465,050 from WOF through the issuance of a promissory note. The note had an interest rate of 4.25% per annum and had a maturity date of April 30, 2011. The proceeds were used to reimburse the Manager and its affiliates for organizational, offering, acquisition and due diligence expenses. On April 5, 2011, the Company paid off this note in conjunction with the closing of the IPO and the private placement with WOF. The Company incurred interest on this note of $5,090 for the twelve-month period ended December 31, 2011.

Mortgage Notes Payable

The Company partially financed the acquisitions of Stone Rise, Summit Crossing and Trail Creek with non-recourse mortgage notes collateralized only by the associated real estate assets for each community with no cross-collateralization of any of our other properties. Each mortgage requires payments of interest only from the dates of closing through May 1, 2014, then principal and interest are due on a 30-year amortization schedule through May 1, 2018, the date of maturity of each instrument. Variable monthly interest rates are capped at 7.25% and 6.85% for Stone Rise and Trail Creek, respectively. The embedded interest rate caps were deemed to be clearly and closely related to the debt host instruments. Interest expense on the mortgages for the three acquired properties was:

		Principal balance as of		Twelve months ended December 31,
	Acquisition date	December 31, 2012	Interest rate	2012	2011

			1 month LIBOR +
Stone Rise	4/15/2011	$19,500,000	2.77%	$596,809	$420,912

			Fixed
Summit Crossing	4/21/2011	20,862,000	4.71%	998,977	696,009

			1 month LIBOR +
Trail Creek	4/29/2011	15,275,000	2.8%	472,160	316,434

Total		$55,637,000		$2,067,946	$1,433,355

In addition, the Company recorded amortization of deferred loan costs related to these mortgages of $85,973 and $64,480 for the twelve months ended December 31, 2012 and December 31, 2011, respectively. The interest expense and deferred loan cost amortization for the twelve-month period ended December 31, 2011 began with the closing dates of the acquisition of the three multifamily properties and so do not reflect a full period of activity.
Credit Facility
On August 31, 2012, the Company and the Operating Partnership entered into a credit agreement with Key Bank National Association, or Key Bank, to obtain a $15.0 million senior secured revolving credit facility, or the Credit Facility. The intended uses of the Credit Facility are to fund investments, capital expenditures, dividends (with consent), working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility bear interest at a variable rate of the 1 month LIBOR index plus 500 basis points, or approximately 5.2% per annum at December 31, 2012 as well as a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility has a maturity date of August 31, 2013.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

Borrowings under the Credit Facility are collateralized by, among other things, pledges of 100% of the ownership of each of the current and future mezzanine loan subsidiaries, and 49% of the ownership of each of the current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. As of December 31, 2012, the Company was in compliance with all covenants related to the Credit Facility, as follows:

Covenant (1)	Requirement	Result
Senior leverage ratio	Maximum 65%	43.1%
Net worth	Minimum $50,000,000	$50,057,575
Debt yield	Minimum 7.75%	8.91%
Payout ratio	Maximum 95%	78.5%
Total leverage ratio	Maximum 70%	54.4%
Debt service coverage ratio	Minimum 1.50x	2.84X

(1) All covenants are as defined in the Credit Facility.

At December 31, 2012, the Company and the Operating Partnership had drawn $14,801,197 under the Credit Facility to finance the closings of the City Vista and City Park mezzanine loans and the Madison-Rome loan, as well as associated legal expenses and a loan fee and closing costs of $323,918 for the establishment of the Credit Facility, of which $108,039 was amortized for the twelve-month period ended December 31, 2012. Interest expense for the Credit Facility was $242,721 and the weighted average interest rate was 5.20% for the twelve-month period ended December 31, 2012 (commencing with the first draw upon the Credit Facility on August 31, 2012).

LIBOR was 0.209% on December 31, 2012. Based upon this current rate, the Company’s estimated future principal payments due on its debt instruments as of December 31, 2012 were:

Period	Future principal payments
2013	$14,801,197
2014	608,706
2015	1,073,003
2016	1,111,482
2017	1,151,415
thereafter	51,692,394

Total	$70,438,197

Lines of Credit

On October 12, 2010, the Company entered into a $1.0 million unsecured non-revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was increased to $1.25 million and the maturity date was extended to April 30, 2011. The line was to be used to fund approved expenses incurred by the Company such as organization, offering and property acquisition expenses. The line had an interest rate of 4.25% per annum. For the twelve-month period ended December 31, 2011, the Company incurred interest on this line of credit of $10,758. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

On October 12, 2010, the Company entered into a $1.0 million unsecured revolving line of credit arrangement with WOF, which matured on March 31, 2011. On March 25, 2011, the line of credit was reduced to $750,000 and the maturity date was extended to April 30, 2011. The line was only to be used to fund certain approved deposits and escrows related to the acquisition of real estate projects and related financings. The line had an interest rate of 4.25% per annum. For the twelve month period ended December 31, 2011, the Company incurred interest on this line of credit of $880. On April 5, 2011, the Company paid off and terminated this line of credit in conjunction with the closing of the IPO and the private placement with WOF.
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year beginning January 1, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate for the periods ended December 31, 2012 and 2011.

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

The primary financial operating measure utilized internally by the Company's chief operating decision maker, or CODM, is Adjusted Funds from Operations, or AFFO. The Company defines and calculates AFFO as:

Net income/loss:

•	Excluding impairment charges on and gains/losses from sales of depreciable property;

•	Plus depreciation and amortization of real estate assets; and

•	After adjustments for unconsolidated partnerships and joint ventures

Plus:

•	Acquisition costs;

•	Organization costs;

•	Non-cash equity compensation to directors and executives;

•	Amortization of loan closing costs;

•	REIT establishment costs;

•	Depreciation and amortization of non-real estate assets; and

•	Net mezzanine loan fees received;
Less:

•	Non-cash mezzanine loan interest income;

•	Cash paid for loan closing costs; and

•	Normally recurring capital expenditures

The Company's reported AFFO results are not generally comparable to those reported by other companies. Investors are cautioned that AFFO is a non-GAAP measure which excludes acquisition costs which are generally recorded in the periods in which the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

properties are acquired (and often preceding periods). The CODM utilizes AFFO to gauge the results of the operating performance of the Company's portfolio of real estate-related assets. AFFO is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which the Company believes to be net income/loss available to common stockholders.

The following tables present the Company's assets, revenues, and AFFO results by reportable segment. The assets attributable to 'Other' primarily consist of deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the REIT and Operating Partnership levels. The amounts of AFFO attributable to 'Other' consist of expenses related to equity compensation awards, asset management fees and general and administrative expense fees incurred at the Operating Partnership level, professional fees, and other miscellaneous costs not allocable to either reportable segment.

	December 31, 2012	December 31, 2011

Assets:
Multifamily communities	$77,292,922	$80,520,149
Financing	39,222,062	6,055,006
Other	6,776,946	5,890,385
Consolidated assets	$123,291,930	$92,465,540

	Twelve months ended:
	December 31, 2012	December 31, 2011
Revenues

Multifamily communities	$10,231,660	$6,900,458
Financing	2,259,575	250,245
Consolidated revenues	$12,491,235	$7,150,703

Adjusted funds from operations attributable to segments (Segment AFFO):

Multifamily communities	$3,754,922	$4,326,850
Financing	1,763,691	315,661
AFFO attributable to segments	5,518,613	4,642,511

Depreciation of real estate assets	(3,572,284)	(2,682,562)
Amortization of acquired intangible assets	—	(5,537,067)
Acquisition costs	(912)	(1,680,432)
Organization costs	(1,593)	(172,395)
Non-cash equity compensation to directors and executives	(1,251,216)	(238,152)
Amortization of loan closing costs	(194,012)	(64,480)
REIT establishment costs	—	(25,849)
Depreciation/amortization of non-real estate assets	(23,014)	(18,814)
Net mezzanine loan fees received	(307,450)	(74,333)
Non-cash mezzanine loan interest income	803,245	8,887
Cash paid for loan closing costs	323,918	—
Normally recurring capital expenditures	192,815	118,504
Other	(2,102,640)	(2,780,992)

Net loss attributable to common stockholders	$(614,530)	$(8,505,174)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

13. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

	YTD
	December 31, 2012	December 31, 2011	December 31, 2010
Numerator:
Net income (loss)	$(146,630)	$(8,495,424)	$(766,199)
Net loss attributable to non-controlling interests	—	—	—
Net income (loss) attributable to the Company	(146,630)	(8,495,424)	(766,199)
Dividends on Series A Redeemable Preferred Stock (See Note A below)	(450,806)	—	—
Earnings attributable to unvested restricted shares (See Note B below)	(17,094)	(9,750)	—

Net loss attributable to common stockholders	$(614,530)	$(8,505,174)	$(766,199)

Denominator:
Weighted average number of shares of Common Stock - basic	5,172,260	3,822,303	36,666
Effect of dilutive securities (See Note C below):
Warrants	—	—	—
Class B Units	—	—	—
Weighted average number of shares of Common Stock - diluted	5,172,260	3,822,303	36,666

Loss per weighted average share - basic and diluted	$(0.12)	$(2.23)	$(20.90)

(A) The Company’s issuances totaling 19,762 shares of Preferred Stock which accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's unvested restricted share awards (33,046 and 26,000 shares of Common Stock at December 31, 2012 and December 31, 2011, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses to date, the dividends declared for the twelve-month periods ended December 31, 2012 and 2011 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company on March 31, 2011 and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 395,240 shares of Common Stock, as well as a total of 113,116 unvested Class B Units issued on January 3, 2012 and August 15, 2012 were excluded from the diluted shares calculation because the effect was antidilutive.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

14. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for 2012 and 2011 was as follows:

	Three months ended:
	3/31/2012	6/30/2012	9/30/2012	12/31/2012

Revenues	$2,634,901	$2,860,981	$3,243,251	$3,752,102
Operating income	601,743	816,451	1,255,112	1,843,141
Net income (loss)	(476,637)	(234,589)	148,921	415,675
Less: consolidated net loss attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to the Company	(476,637)	(234,589)	148,921	415,675
Dividends on Series A Redeemable Preferred Stock	(718)	(78,967)	(163,059)	(208,062)
Earnings attributable to unvested restricted shares	(3,380)	(4,296)	(4,626)	(4,792)
Net income (loss) attributable to common stockholders	$(480,735)	$(317,852)	$(18,764)	$202,821
Net income (loss) per share:
Basic	$(0.09)	$(0.06)	$—	$0.04
Diluted	$(0.09)	$(0.06)	$—	$0.04
Weighted average shares outstanding:
Basic	5,151,164	5,177,170	5,178,822	5,181,708
Diluted	5,151,164	5,177,170	5,178,822	5,320,962

	Three months ended:
	3/31/2011	6/30/2011	9/30/2011	12/31/2011

Revenues	$—	$1,878,271	$2,633,628	$2,638,804
Operating loss	(355,324)	(3,309,717)	(2,069,051)	(337,311)
Net loss	(433,233)	(3,980,615)	(2,900,704)	(1,180,872)
Less: consolidated net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to the Company	(433,233)	(3,980,615)	(2,900,704)	(1,180,872)
Earnings attributable to unvested restricted shares	—	(3,250)	(3,250)	(3,250)
Net loss attributable to common stockholders	$(433,233)	$(3,983,865)	$(2,903,954)	$(1,184,122)
Net loss per share:
Basic and diluted	$(11.82)	$(0.82)	$(0.56)	$(0.23)
Weighted average shares outstanding:
Basic and diluted	36,666	4,886,486	5,146,845	5,148,488

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results, assuming the acquisitions of Stone Rise, Summit Crossing, and Trail Creek were hypothetically completed on January 1, 2010 were:

	Twelve months ended
	December 31, 2011	December 31, 2010
Pro forma:
Revenue	$10,081,482	$9,050,461
Amortization of intangibles	—	(5,537,067)
Depreciation expense	(3,199,126)	(3,979,871)
Acquisition costs	(811,932)	(1,047,733)
Organization costs	(172,395)	(150,804)
Property operating expenses	(4,121,777)	(3,741,535)
Other expenses	(3,232,237)	(2,979,313)

Net income (loss)	$(1,455,985)	$(8,385,862)

Pro forma basic and diluted earnings (loss) per share	$(0.30)	$(1.97)

Pro forma weighted average outstanding shares,
basic and diluted	4,859,408	4,257,282

Since the Company commenced operations with its IPO on April 5, 2011, pro forma adjustments have been made to corporate general and administrative expenses for the twelve-month periods ended December 31, 2011 and December 31, 2010. The pro forma weighted average shares outstanding were calculated assuming the IPO occurred on January 1, 2010. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2010, nor should they be interpreted as expectations of future results.

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

The following tables provide estimated fair values of the Company’s other financial instruments, which include mortgage notes collateralized only by the Company’s three acquired apartment communities and its real estate loans and bridge loan assets:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2012

	As of December 31, 2012
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$35,106,197	$37,646,753	$—	$—	$37,646,753
Notes receivable	2,450,000	2,450,000	—	—	2,450,000
Line of Credit receivable	936,827	936,827	—	—	936,827
	$38,493,024	$41,033,580	$—	$—	$41,033,580
Financial Liabilities:
Mortgage notes payable	$55,637,000	$57,012,876	$—	$—	$57,012,876
Revolving credit facility	14,801,197	14,801,197	—	—	14,801,197
	$70,438,197	$71,814,073	$—	$—	$71,814,073

	As of December 31, 2011
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$6,000,000	$6,490,022	$—	$—	$6,490,022
Financial Liabilities:
Mortgage notes payable	$55,637,000	$56,728,053	$—	$—	$56,728,053

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

17. Subsequent Events

On January 2, 2013, the Company awarded 142,046 Class B Units to its executive officers and other key personnel for service to be provided during 2013. The 2013 award carries vesting terms and features substantially similar to the Class B Units awarded for 2011 and 2012. The total compensation cost was calculated to be $862,219 and will be recognized on a straight-line basis over the one year period from the grant date to the initial valuation date on January 2, 2014.
On January 3, 2013, the 2012 Class B Unit awards totaling 106,988 Units became fully vested and earned and automatically converted into Class A Units of the Operating Partnership.
On January 3, 2013, the Company increased the balance available on the line of credit extended to its Manager to $1,500,000.

On January 10, 2013, the Company issued 1,098 Units and collected net proceeds of approximately $996 thousand.
On January 17, 2013, the Company issued 40,000 shares of its Series B Preferred Stock at a purchase price of $1,000 per share through a private placement transaction. The net proceeds totaled approximately $37.6 million after commissions. The Series B Preferred Stock will automatically be converted into shares of Common Stock following, and subject to, stockholder approval, at a conversion price of $7.00 per common share. The conversion would result in the issuance of approximately 5,714,286 shares of Common Stock. The Company plans to file a resale registration statement by no later than April 15, 2013 for the purpose of registering the resale of the underlying shares of Common Stock into which the shares of Series B Preferred Stock are convertible following stockholder approval. The Series B Preferred Stock pays dividends at the same rate as those declared on our Common Stock, on an as-converted basis.

On January 23, 2013, the Company acquired three multifamily communities: McNeil Ranch, a 192 unit community in Austin, Texas, for approximately $21.0 million; Lake Cameron, a 328 unit community in Raleigh, North Carolina, for approximately $30.4 million; and Ashford Park, a 408 unit community in Atlanta, Georgia for approximately $39.4 million. These three additional properties added 928 units to our portfolio, which now total 1,693 units. These acquisitions were financed utilizing proceeds from the Series B Preferred Stock transaction described above. The determination of the amounts to be allocated to the acquired assets and liabilities pursuant to these acquisitions were not complete as of the date of filing this Annual Report on Form 10-K.

On January 24, 2013, the Company declared a monthly dividend of $5.00 per share on its Series A Preferred Stock, which was paid on February 20, 2013 to applicable preferred stockholders of record on January 31, 2013.
On January 24, 2013, the Company issued a promissory note in the amount of $1.5 million to Pecunia Management, LLC, a Florida limited liability company, or Pecunia. On that same day, Pecunia drew $500,000 on the loan and drew an additional $500,000 on February 21, 2013. The final scheduled draw of $500,000 is scheduled for March 21, 2013. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of January 23, 2015. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by an assignment of dealer manager fees payable by the Company to IAA, a wholly-owned subsidiary of Pecunia,  pursuant to the Dealer Manager Agreement between the Company and IAA, dated November 18, 2011.

On January 24, 2013, the three newly acquired properties were refinanced with seven-year, nonrecourse mortgages which totaled approximately $59.0 million. Fixed rate, interest-only payments of 3.13% per annum are due monthly through February 28, 2018.

On January 31, 2013, the Company issued 2,264 Units and collected net proceeds of approximately $2.1 million.
On February 7, 2013, the Company declared a quarterly dividend on its Common Stock of $0.145 per share, payable on April 22, 2013 to all holders of Common Stock of record as of March 28, 2013.

On February 7, 2013, the Company granted 2,115 shares of Common Stock to its independent board members, in payment of their quarterly meeting fees. The per-share fair value of this immediate-vesting award was $8.59, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $18,168 was recorded in full at the grant date.

On February 7, 2013, the Company declared a month dividend of $5.00 per share on its Series A Preferred Stock, which is payable on March 20, 2013 to applicable preferred stockholders of record on February 28, 2013 and on its Series B Preferred Stock on an as-converted basis, pro rata from January 16, 2013 to March 31, 2013.
On February 15, 2013, the Company issued 1,563 Units and collected net proceeds of approximately $1.4 million.
On February 28, 2013, the Company issued 1,038 Units and collected net proceeds of approximately $996,000.
On March 15, 2013, the Company issued 1,329 Units and collected net proceeds of approximately $1.2 million.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2012

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
	Location (MSA)	Description	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives - Years

Stone Rise	Philadelphia, PA	Apartments	$19,500,000	$6,950,000	$21,456,450	$136,448	$6,950,000	$21,592,898	$3,023	$28,545,921	$(1,942,966)	11/2008	4/15/2011	5 - 40
Summit Crossing	Atlanta, GA	Apartments	20,862,000	3,450,000	27,704,648	221,801	3,450,000	27,926,447	—	31,376,447	(2,729,654)	9/2007	4/21/2011	5 - 40
Trail Creek	Hampton, VA	Apartments	15,275,000	2,652,000	19,099,835	436,753	2,652,000	19,536,588	—	22,188,588	(1,616,378)	4/2007	4/29/2011	5 - 40
Total			$55,637,000	$13,052,000	$68,260,933	$795,001	$13,052,000	$69,055,933	$3,023	$82,110,956	$(6,288,998)

(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $89,230,000 at December 31, 2012.

A summary of activity for real estate investment and accumulated depreciation is as follows:
Real estate investments					2012	2011
Balance at the beginning of the year					$81,781,190	$—
Acquisitions					—	81,312,933
Improvements					326,743	400,380
Construction in progress					3,023	67,877
Balance at the end of the year					$82,110,956	$81,781,190

Accumulated Depreciation
Balance at the beginning of the year					$(2,698,305)	$—
Depreciation (a)					(3,590,693)	(2,698,305)
Balance at the end of the year					$(6,288,998)	$(2,698,305)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Schedule IV
Preferred Apartment Communities, Inc.
Mortgage Loans on Real Estate
December 31, 2012

Description	Location (MSA)		Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens (2)	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Mezzanine construction loan on multifamily community	Hampton, VA	(1)	8%	6/29/2016	Fixed rate, interest only, payable monthly	$10,000,000	$6,000,000	$6,000,000	$—
Mezzanine construction loan on multifamily community	Suburban Atlanta, GA	(1)	8%	5/8/2017	Fixed rate, interest only, payable monthly	12,384,000	6,103,027	6,103,027	—
Mezzanine construction loan on multifamily community	Charlotte, NC	(1)	8%	9/5/2017	Fixed rate, interest only, payable monthly	18,600,000	6,029,684	6,029,684	—
Mezzanine construction loan on multifamily community	Pittsburgh, PA	(1)	8%	6/1/2016	Fixed rate, interest only, payable monthly	28,400,000	7,262,343	7,262,343	—
Mezzanine construction loan on retail development project	Rome, GA		8%	9/20/2015	Fixed rate, interest only, payable monthly	11,500,000	5,063,760	5,063,760	—
Land acquisition bridge loan on office building	Suburban Tampa, FL		8%	3/31/2013	Fixed rate, interest only, payable monthly	—	4,647,383	4,647,383	—

Total						$80,884,000	$35,106,197	$35,106,197	$—

(1)  These loans include exclusive purchase option agreements which grant the Company an option (but not an obligation) to purchase the property during specific periods in the future. If the property is sold to, or refinanced by, a third party before the beginning of the associated option period, the Company will be entitled to receive an exit fee equal to the amount required to provide us with additional interest equal to a 14% simple interest return on the loan, except for Trail II, for which the exit fee will be calculated as a cumulative 14% IRR. There are no contingent events that are necessary to occur for the Company to realize the exit fees related to these loans. See note 4 to the Consolidated Financial Statements.

(2) Senior construction loans held by unrelated third parties.

The aggregate cost for Federal income tax purposes was approximately $35,106,000 at December 31, 2012.

Mortgage loans				2011	2012
Balance at the beginning of the year				$—	$6,000,000
Originations				6,000,000	29,106,197
Balance at the end of the year				$6,000,000	$35,106,197

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Reference	Description
1.1	(18)	Dealer Manager Agreement
1.2	(16)	Form of Soliciting Dealer Agreement
3.1	(2)	Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(2)	Third Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(22)	FourthAmended and Restated Agreement of Limited Partnership of Preferred Apartment Communities Operating Partnership, L.P.
4.2	(16)	Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(1)	Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.4	(16)	Form of Subscription Agreement, included as Appendix B to the prospectus
4.5	(15)	Warrant to Purchase Common Stock issued to International Assets Advisory, LLC, dated March 31, 2011
4.6	(16)	Form of Global Warrant Certificate
4.7	(23)	Articles Supplementary for the Series B Preferred Stock
10.1	(3)
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

10.18	(10)	Form of Indemnification Agreement
10.19	(3)	Purchase and Sale Agreement, dated as of December 16, 2010, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
10.20	(3)	Reinstatement and First Amendment to Purchase and Sale Agreement, dated as January 6, 2011, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
10.21	(3)	Reinstatement and Second Amendment to Purchase and Sale Agreement, dated as April 6, 2011, between Oxford Trail JV LLC and Trail Creek Apartments, LLC
10.22	(11)	Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of April 15, 2011, between Stone Rise Apartments, LLC and Jones Lang LaSalle, L.L.C.
10.23	(11)	Multifamily Note dated as of April 15, 2011, by Stone Rise Apartments, LLC in favor of Jones Lang LaSalle, L.L.C.
10.24	(12)	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement dated as of April 21, 2011, between PAC Summit Crossing, LLC and Prudential Multifamily Mortgage, Inc.
10.25	(12)	Multifamily Note dated as of April 21, 2011, by PAC Summit Crossing, LLC in favor of Prudential Multifamily Mortgage, Inc.
10.26	(13)	Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated as of April 29, 2011, between Trail Creek Apartments, LLC and Jones Lang LaSalle, L.L.C.
10.27	(13)	Multifamily Note dated as of April 29, 2011, by Trail Creek Apartments, LLC in favor of Jones Lang LaSalle, L.L.C.
10.28	(14)	Note in the amount of $6,000,000 dated as of June 30, 2011 by Oxford Hampton Partners LLC to Trail Creek Mezzanine Lending, LLC
10.29	(14)	Mezzanine Loan Agreement dated as of June 30, 2011 among Oxford Hampton Partners LLC and Trail Creek Mezzanine Lending, LLC
10.30	(14)	Purchase Option Agreement dated as of June 30, 2011 by and between Oxford Hampton Partners LLC and Trail Creek Mezzanine Lending, LLC
10.31	(18)	Subscription Escrow Agreement, between Preferred Apartment Communities, Inc. and UMB Bank, N.A.
10.32	(16)	First Amendment to Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.33	(20)	Form of Preferred Apartment Communities, Inc. 2011 Class B Unit Award Agreement
10.34	(21)	Form of Preferred Apartment Communities, Inc. 2012 Class B Unit Award Agreement
10.35	(24)	Intellectual Property Assignment and License Agreement between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.36	(24)	Trademark License Agreement between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.37	(24)	Trademark Assignment between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.38	(25)	Note in the amount of $6,103,027 dated as of May 7. 2012 by Oxford Summit II LLC to Summit Crossing Mezzanine Lending, LLC

10.39	(25)	Mezzanine Loan Agreement dated as of May 7, 2012 among Oxford Summit II LLC and Summit Crossing Mezzanine Lending, LLC
10.40	(25)	Purchase Option Agreement dated as of May 7, 2012 by and between Oxford Summit II LLC and Summit Crossing Mezzanine Lending, LLC
10.41	(26)
Credit Agreement dated as of August 31, 2012 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.42	(26)
Pledge and Security Agreement dated as of August 31, 2012 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., Trail Creek Mezzanine Lending, LLC, Summit Crossing Mezzanine Lending, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, City Park Mezzanine Lending, LLC and KeyBank National Association

10.43	(26)
Guaranty dated as of August 31, 2012 by each of Preferred Apartment Communities, Inc., Trail Creek Mezzanine Lending, LLC, Summit Crossing Mezzanine Lending, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, City Park Mezzanine Lending, LLC with KeyBank National Association

10.44	(26)	Buy-Sell Agreement dated as of August 31, 2012 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Trail)
10.45	(26)	Buy-Sell Agreement dated as of August 31, 2012 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Summit)
10.46	(26)	Buy-Sell Agreement dated as of August 31, 2012 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Rise)
10.47	(26)	Note in the amount of $12,153,000 dated as of August 31, 2012 issued by Oxford City Vista Apartments LLC to City Vista Mezzanine Lending, LLC
10.48	(26)	Mezzanine Loan Agreement dated as of August 31, 2012 among Oxford City Vista Apartments LLC and City Vista Mezzanine Lending, LLC
10.49	(26)	Purchase Option Agreement dated as of August 31, 2012 between Oxford City Vista Apartments LLC and City Vista Mezzanine Lending, LLC
10.50	(27)	Note in the amount of $10,000,000 dated as of September 6, 2012 issued by Oxford City Park Development LLC to City Park Mezzanine Lending, LLC
10.51	(27)	Mezzanine Loan Agreement dated as of September 6, 2012 among Oxford City Park Development LLC and City Park Mezzanine Lending, LLC
10.52	(27)	Purchase Option Agreement dated as of September 6, 2012 between Oxford City Park Development LLC and City Park Mezzanine Lending, LLC
10.53	(23)	Form of Securities Purchase Agreement, dated January 16, 2013, between Preferred Apartment Communities, Inc. and each of the Investors
10.54	(23)	Form of Registration Rights Agreement, dated January 16, 2013, between Preferred Apartment Communities, Inc. and each of the Investors
10.55	(23)	Promissory Note dated January 16, 2013, executed by J. Steven Emerson in favor of Preferred Apartment Communities, Inc.
10.56	(23)	Loss Sharing Agreement, dated January 16, 2013, among Wunderlich Securities, Inc., Compass Point Research & Trading, LLC, National Securities Corporation and Preferred Apartment Communities, Inc.
10.57	(23)	Option Exercise Notice relating to Ashford Park and McNeil Ranch, dated January 18, 2013
10.58	(23)	Option Exercise Notice relating to Lake Cameron, dated January 18, 2013
10.59	(23)
Form of Stock Transfer Agreement, dated January 18, 2013, among Preferred Apartment Communities Operating Partnership, L.P., Williams Multifamily Acquisition Fund, LP and Williams Multifamily Acquisition Fund GP, LLC

10.60	(23)	Excerpts from the Liquidation Agreement, dated January 18, 2013
10.61	(22)	Excerpts from the Liquidation Agreement, dated January 18, 2013
10.62	(22)	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of January 24, 2013, between Ashford Park LLC and Prudential Affordable Mortgage Company, LLC
10.63	(22)	Multifamily Note, dated as of January 24, 2013, by Ashford Park, LLC in favor of Prudential Affordable Mortgage Company, LLC
10.64	(22)	Multifamily Loan and Security Agreement, dated as of January 24, 2013, between Lake Cameron, LLC and Jones Lang LaSalle Operations, L.L.C.

10.65	(22)		Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 24, 2013, between Lake Cameron, LLC and Jones Lang LaSalle Operations, L.L.C.
10.66	(22)		Multifamily Note, dated as of January 24, 2013, by Ashford Park, LLC in favor of Prudential Affordable Mortgage Company, LLC
10.67	(22)		Multifamily Loan and Security Agreement, dated as of January 24, 2013, between WAM McNeil Ranch, LLC and Jones Lang LaSalle Operations, L.L.C.
10.68	(22)		Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 24, 2013, between WAM McNeil Ranch, LLC and Jones Lang LaSalle Operations, L.L.C.
10.69	(22)		Multifamily Note, dated as of January 24, 2013, by WAM McNeil Ranch, LLC in favor of Prudential Affordable Mortgage Company, LLC
12.1	(1)		Statement of Computation of Ratios
21	(1)		Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)		Consent of PricewaterhouseCoopers LLP
31.1	(1)		Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)		Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)
XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2012, formatted in XBRL: (i) Consolidated balance sheets at December 31, 2012 and December 31, 2011, (ii) consolidated statements of operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2012
(21)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012
(22)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 28, 2013
(23)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2013
(24)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 11, 2012
(26)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2012
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 11, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 15, 2013	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: March 15, 2013	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Williams	Chief Executive Officer and Chairman of the Board	March 15, 2013
John A. Williams	(Principal Executive Officer)

/s/ Leonard A. Silverstein	President, Chief Operating Officer and Director	March 15, 2013
Leonard A. Silverstein

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 15, 2013
Michael J. Cronin	(Principal Accounting Officer and Principal Financial Officer)

/s/ William F. Leseman	Executive Vice President - Property Management	March 15, 2013
William F. Leseman

/s/ Steve Bartkowski	Director	March 15, 2013
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 15, 2013
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 15, 2013
Daniel M. DuPree

/s/ Howard A. McLure	Director	March 15, 2013
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 15, 2013
Timothy A. Peterson