Form 10-Q
period 2013-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2013-05-15
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 15, 2013 was 5,323,605.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
Assets

Real estate
Land	$29,752,000	$13,052,000
Building and improvements	120,566,475	60,284,587
Furniture, fixtures, and equipment	16,871,128	8,771,346
Construction in progress	145,033	3,023
Gross real estate	167,334,636	82,110,956
Less: accumulated depreciation	(8,017,865)	(6,288,998)
Net real estate	159,316,771	75,821,958
Real estate loans, net	39,476,875	35,106,197
Total real estate and real estate loans, net	198,793,646	110,928,155

Cash and cash equivalents	5,447,498	2,973,509
Restricted cash	1,507,340	540,232
Notes receivable	4,148,864	2,450,000
Revolving line of credit to related party	926,221	936,827
Deferred interest receivable on real estate loans	1,162,264	718,901
Tenant receivables, net of allowance of $13,817 and $18,623	17,391	11,453
Acquired intangible assets, net of amortization of $2,382,255 and $5,537,067	3,954,897	—
Deferred loan costs, net of amortization of $396,253 and $258,492	1,459,411	681,632
Deferred offering costs	3,529,895	3,347,965
Other assets	816,684	703,256

Total assets	$221,764,111	$123,291,930

Liabilities and equity

Liabilities
Mortgage notes payable	$114,682,000	$55,637,000
Accounts payable and accrued expenses	2,803,512	1,110,964
Revolving credit facility	—	14,801,197
Accrued interest payable	340,569	202,027
Dividends and partnership distributions payable	1,610,515	851,484
Security deposits and prepaid rents	517,244	330,108
Other deferred income	34,926	301,575
Total liabilities	119,988,766	73,234,355

Commitments and contingencies (Note 11)

Series B Mandatorily Convertible Preferred Stock, $0.01 par value per share; 40,000 shares authorized,
40,000 and 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	37,000,649	—

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 150,000 shares authorized;
41,522 and 19,762 shares issued and 41,492 and 19,762 shares outstanding at March 31, 2013
and December 31, 2012, respectively	415	198
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 5,290,559 and
5,288,444 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	52,906	52,885
Additional paid in capital	76,851,128	59,412,744
Accumulated deficit	(12,532,596)	(9,408,253)
Total stockholders' equity	64,371,853	50,057,574
Non-controlling interest	402,843	1
Total equity	64,774,696	50,057,575

Total liabilities and equity	$221,764,111	$123,291,930

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Rental revenues	$4,300,239	$2,231,722
Other property revenues	378,790	264,181
Interest income on loans and notes receivable	1,311,930	138,998
Total revenues	5,990,959	2,634,901

Operating expenses:
Property operating and maintenance	1,069,464	564,754
Property management fees to related party	187,642	100,013
Real estate taxes	449,779	182,240
General and administrative	115,424	85,704
Equity compensation to directors and executives	308,921	319,580
Depreciation and amortization	4,112,303	977,402
Acquisition costs	1,107,011	912
Management fees to related party	383,868	180,555
Insurance, professional fees, and other expenses	300,441	162,303
Total operating expenses	8,034,853	2,573,463

Operating (loss) income	(2,043,894)	61,438
Less interest expense	1,141,935	538,075

Net loss	(3,185,829)	(476,637)

Net loss attributable to non-controlling interests	61,486	—

Net loss attributable to the Company	(3,124,343)	(476,637)

Dividends to preferred stockholders	(1,050,515)	(718)

Earnings attributable to unvested restricted stock	(4,792)	(3,380)

Net loss attributable to common stockholders	$(4,179,650)	$(480,735)

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.79)	$(0.09)

Dividends declared on Common Stock	$771,923	$673,181
Dividends per share declared on Common Stock	$0.145	$0.13

Weighted average number of shares of Common
Stock outstanding, basic and diluted	5,289,690	5,151,164

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2013 and 2012
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non Controlling Interest	Total Equity

Balance at January 1, 2012	$—	$51,493	$43,828,030	$(9,261,623)	$34,617,900	$1	$34,617,901
Issuance of Units	22	—	2,154,978	—	2,155,000	—	2,155,000
Syndication and offering costs	—	—	(218,035)	—	(218,035)	—	(218,035)
Equity compensation to executives and directors	—	30	319,550	—	319,580	—	319,580
Net loss	—	—	—	(476,637)	(476,637)	—	(476,637)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(718)	—	(718)	—	(718)
Dividends to common stockholders ($0.13 per share)	—	—	(673,181)	—	(673,181)	—	(673,181)
Balance at March 31, 2012	$22	$51,523	$45,410,624	$(9,738,260)	$35,723,909	$1	$35,723,910

Balance at January 1, 2013	$198	$52,885	$59,412,744	$(9,408,253)	$50,057,574	$1	$50,057,575
Issuance of Units	217	—	20,840,428	—	20,840,645	—	20,840,645
Syndication and offering costs	—	—	(1,408,665)	—	(1,408,665)	—	(1,408,665)
Equity compensation to executives and directors	—	21	308,900	—	308,921	—	308,921
Vesting of Class B Units and conversion to Class A Units	—	—	(479,841)	—	(479,841)	479,841	—
Net loss	—	—	—	(3,124,343)	(3,124,343)	(61,486)	(3,185,829)
Distributions to non-controlling interests	—	—	—	—	—	(15,513)	(15,513)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(360,039)	—	(360,039)	—	(360,039)
Dividends to series B preferred stockholders
($17.26 per share)	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.145 per share)	—	—	(771,923)	—	(771,923)	—	(771,923)

Balance at March 31, 2013	$415	$52,906	$76,851,128	$(12,532,596)	$64,371,853	$402,843	$64,774,696

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net loss attributable to the Company	$(3,185,829)	$(476,637)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	1,728,867	976,251
Amortization expense	2,383,436	1,151
Amortization of below market lease	(115,498)	—
Deferred fee income amortization	(37,031)	(5,121)
Deferred loan cost amortization	137,761	—
Deferred interest income on real estate loans	(443,362)	21,493
Equity compensation to executives and directors	308,921	319,580
Deferred cable income amortization	(2,733)	—
Changes in operating assets and liabilities:
(Increase) in tenant receivables	(5,939)	(2,190)
(Increase) in other assets	(4,237)	(140,292)
Increase in accounts payable and accrued expenses	39,630	106,529
Decrease in accrued interest payable	(51,796)	(837)
Increase in security deposits	4,016	5,343
Increase in prepaid rents	184	105,849
Increase in deferred income	—	16,275
Net cash provided by operating activities	756,390	927,394

Investing activities:
Investment in real estate loans	(4,776,376)	—
Notes receivable issued	(2,155,529)	(650,000)
Notes receivable repaid	456,665	—
Draw on line of credit by related party	(1,410,778)	—
Repayments of line of credit by related party	1,421,384	—
Acquisition fees received on real estate loans	308,348	—
Acquisition fees paid on real estate loans	(154,174)	—
Acquisition of properties, net	(21,647,242)	—
Additions to real estate assets - improvements	(103,482)	(156,545)
Decrease (increase) in restricted cash	77,006	(47,852)
Net cash used in investing activities	(27,984,178)	(854,397)

Financing activities:
Proceeds from mortgage notes payable	59,045,000	—
Payments for mortgage extinguishment	(69,428,389)	—
Payments for mortgage loan costs	(907,477)	—
Proceeds from revolving lines of credit	12,943,000	—
Payments on revolving lines of credit	(27,744,197)	—
Proceeds from sales of Series B Preferred Stock, net of offering costs	37,238,896	—
Proceeds from sales of Units, net of offering costs	19,983,826	1,955,662
Common Stock dividends paid	(771,616)	(646,916)
Preferred stock dividends paid	(307,304)	—
Payments for deferred offering costs	(349,962)	(692,391)
Net cash provided by financing activities	29,701,777	616,355

Net increase in cash and cash equivalents	2,473,989	689,352
Cash and cash equivalents, beginning of period	2,973,509	4,548,020
Cash and cash equivalents, end of period	$5,447,498	$5,237,372

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows (unaudited) - continued

Supplemental cash flow information:
Cash paid for interest	$1,142,715	$514,538

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$131,463	$33,623
Dividends payable - common	$771,923	$673,181
Dividends payable - preferred	$823,079	$718
Partnership distributions to non-controlling interest	$15,513	$—
Accrued deferred offering costs	$479,599	$370,476
Reclass of offering costs from deferred asset to equity	$85,220	$25,139
Mortgage loans assumed on acquisitions	$69,428,389	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

1.	Organization

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of its total assets in other real estate related investments, as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 6).

The Company completed its initial public offering, or IPO, on April 5, 2011. As of March 31, 2013, the Company had 5,290,559 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned the same number of units in the Operating Partnership, which represented a weighted-average ownership percentage of 98.07% for the three-month period ended March 31, 2013. The number of partnership units not owned by the Company totaled 106,988 at March 31, 2013 and represent Class B Unit awards to the Company's four executive officers that vested and became earned on January 3, 2013, and automatically converted to Class A Units of the Operating Partnership at that date. The Class A Units are convertible to shares of Common Stock at any time at the option of the holder.

The consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partner interest and plans to conduct substantially all of its business through the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

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
Intangible assets include the values of in-place leases and customer relationships. In-place lease values are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The values of customer relationships are estimated by calculating the product of the avoided hypothetical lost revenue and the average renewal probability and are amortized to operating expense over the average remaining historical period of residency, plus an estimate of the average expected renewal period. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases. Acquired intangible assets have no residual value.

The Company evaluates its tangible and identifiable intangible real estate assets for impairment when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. The total undiscounted cash flows of the asset, including proceeds from disposition, are compared to the net book value of the asset. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value to the discounted net cash flows of the asset.

Loans Held for Investment

The Company carries its investments in real estate loans at amortized cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Recoveries of valuation allowances are only recognized in the event of maturity or a sale or disposition in an amount above carrying value. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans, net of deferred loan fee revenue. See the ‘Revenue Recognition’ section of this note for other loan-related policy disclosures required by ASC 310-10-50-6.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

Deferred Loan Costs

Deferred loan costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness.

Deferred Offering Costs

Deferred offering costs represent costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of units, consisting of one share of Series A Redeemable Preferred Stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a bimonthly basis in variable amounts. Such offering is referred to herein as the Primary Series A Offering, pursuant to our registration statement on Form S-11 (registration number 333-176604), as may be amended from time to time. Deferred offering costs related to the Primary Series A Offering are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units issued to the maximum number of Units that may be issued.

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

Redeemable Preferred Stock

Shares of the Series A Preferred Stock issued pursuant to the Primary Series A Offering (further described in note 5) are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of Series A Preferred Stock in either Common Stock or cash at its option. Therefore, the Company records the Series A Preferred Stock as a component of permanent stockholders’ equity.

Mandatorily Convertible Preferred Stock

Shares of the Company's Series B Mandatorily Convertible Preferred Stock, or Series B Preferred Stock, are mandatorily convertible to shares of Common Stock, subject to approval by the current holders of Common Stock. Upon the occurrence of a change of control of the Company, holders of Series B Preferred Stock may require the Company to redeem the shares for cash. Because of the existence of this provision, the Company does not control all circumstances under which the shares may be redeemed for cash. Therefore, the aggregate stated value net of offering costs, which approximates fair value, of the Series B Preferred Stock transaction are classified as temporary equity on the Consolidated Balance Sheet until such time as the conversion to Common Stock is approved.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

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

The PAC Rewards program, implemented in the first quarter of 2012, allows residents to accumulate reward points on a monthly basis for actions such as resident referrals and making rent payments online. A resident must rent an apartment from the Company for at least 14 months before reward points may be redeemed for services or upgrades to a resident’s unit. The Company accrues a liability for the estimated cost of these future point redemptions, net of a 35% breakage fee, which is the Company’s current estimate of rewards points that will not be redeemed. In accordance with Staff Accounting Bulletin 13.A.3c, the Company deems its obligations under PAC Rewards as inconsequential to the delivery of services according to the lease terms. Therefore, the expense related to the PAC Rewards Program is included in property operating and maintenance expense on the consolidated statements of operations.

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

•Buildings                    30 - 40 years
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

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

Since the Company made its REIT election effective with its tax year ended December 31, 2011 (See Note 10), it was subject to U.S. federal and state income taxes for the period prior to that date. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

3. Real Estate Assets
On January 23, 2013, the Company completed the acquisition of the following three entities from Williams Multifamily Acquisition Fund, LP, a Delaware limited partnership, an entity whose properties were also managed by Preferred Residential Management LLC.

•
Ashford Park REIT, Inc, the fee-simple owner of a 408-unit multifamily community located in Atlanta, Georgia, or Ashford Park, for a total purchase price of approximately $39.6 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

•
Lake Cameron REIT, Inc, the fee-simple owner of a 328-unit multifamily community located in suburban Raleigh, North Carolina, or Lake Cameron, for a total purchase price of approximately $30.5 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs.

•
McNeil Ranch REIT, Inc, the fee-simple owner of a 192-unit multifamily community located in Austin, Texas, or McNeil Ranch, for a total purchase price of approximately $21.0 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs.

The purchase price for each of these three underlying properties was established by the 95% unaffiliated third party equity investor in WMAF, pursuant to terms of the WMAF partnership agreement. The Company allocated the purchase prices of the three properties to the acquired assets and liabilities based upon their fair values, as follows:

	Ashford Park	Lake Cameron	McNeil Ranch	Total
Land	$10,600,000	$4,000,000	$2,100,000	$16,700,000
Buildings and improvements	23,067,264	21,248,442	15,962,582	60,278,288
Furniture, fixtures and equipment	3,226,260	3,195,131	1,593,637	8,015,028
Intangible assets	2,821,176	2,101,427	1,576,276	6,498,879
Restricted cash	405,437	110,019	528,659	1,044,115
Prepaids, reserves and other assets	71,117	41,609	36,153	148,879
Mortgage debt	(38,700,000)	(17,500,000)	(13,228,389)	(69,428,389)
Intangible liabilities	(164,700)	—	(112,495)	(277,195)
Accounts payable, accrued expenses and other
liabilities	(424,526)	(196,556)	(711,281)	(1,332,363)

Net assets acquired	$902,028	$13,000,072	$7,745,142	$21,647,242
The weighted average remaining useful life of acquired assets and liabilities was approximately 24.4 years . The Company recorded depreciation and amortization of tangible and intangible assets on all its multifamily communities as follows:

	Three months ended March 31,
	2013	2012
Depreciation:
Buildings and improvements	$858,035	$411,800
Furniture, fixtures, and equipment	870,832	564,451
	1,728,867	976,251
Amortization:
Acquired intangible assets	2,382,285	—
Website development costs	1,151	1,151
Total depreciation and amortization	$4,112,303	$977,402
Amortization of acquired intangible assets for the three-month period ended March 31, 2013 commenced from January 23, 2013, the date of acquisition of the three newly-acquired communities. The intangible assets will be amortized in full during 2013 over a period ranging from the average remaining lease term, which was approximately six months, to the average remaining lease term plus the average estimated renewal period. See note 15 for pro forma operating results of the Company, including the newly-acquired properties.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

4.     Real Estate Loans, Notes Receivable, and Line of Credit

Lely

On March 28, 2013, the Company made a mezzanine loan of up to $12,713,242 to Lely Apartments LLC, or Lely, a Georgia limited liability company, to partially finance the construction of a 308-unit multifamily community located in Naples, Florida. At March 31, 2013, Lely had drawn $2,169,087 of the loan amount.

The Lely mezzanine loan matures on February 28, 2016, with options to extend until February 28, 2018, and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for the Company to realize the additional interest. The Company also has an option, but not an obligation, to purchase the property between and including April 1, 2016 and August 30, 2016 for a pre-negotiated purchase price of $43,500,000. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Aster Lely Apartments, LLC, a Georgia limited liability company, a wholly owned subsidiary of Lely, and the ultimate owner of the property, and by unconditional guaranties of payment and performance by Clark Butler and Jeff D. Warshaw, unaffiliated third parties and principals of the borrower. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $25.0 million that is held by an unrelated third party. Messrs. Butler and Warshaw have guaranteed the completion of the project in accordance with the plans and specifications and have entered into joint and several repayment guaranties of the mezzanine loan through receipt of a certificate of occupancy of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the Lely mezzanine loan, the Company received a total loan fee of 2% of the aggregate amount of the loan, or $254,265, net of the $9,133 in acquisition fees paid from the preceding bridge loan that was financed into the mezzanine loan, and paid a cumulative acquisition fee of 1% of the aggregate amount of the mezzanine loan, or $127,133, to the Manager out of these funds (See note 6).

Crosstown Walk

On October 29, 2012, the Company amended the real estate acquisition bridge loan it made on June 29, 2012 to Iris Crosstown Apartments LLC, or Crosstown Walk, a Florida limited liability company, for Crosstown Walk to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. The amendment increased the aggregate amount of the loan to $4,685,000. The amount drawn under the loan at March 31, 2013 was $4,680,439. See note 17 for details regarding the repayment of the bridge loan and the issuance of a new mezzanine loan to Crosstown Walk in April 2013.

Madison-Rome

On September 28, 2012, the Company made a land acquisition bridge loan in the amount of $5,360,042 to Madison Retail - Rome LLC, or Madison-Rome, a Delaware limited liability company, to partially finance the construction of an 88,351 (unaudited) square foot retail complex located in Rome, Georgia. On November 13, 2012, the loan was converted to a mezzanine construction loan and at March 31, 2013, Madison-Rome had drawn $5,165,764 of the loan amount.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

The Madison-Rome loan is secured by unconditional guaranties of payment and performance by Stephen H. Whisenant and Charles N. Worthen, unaffiliated third parties and principals of the borrower. In connection with the closing of the Madison-Rome loan, the Company received a loan fee of 2% of the aggregate loan amount, or $107,201 and paid an acquisition fee of 1% of the aggregate amount of the loan, or $53,600 ,to the Manager out of these funds.

City Park

On September 6, 2012, the Company made a mezzanine loan of up to $10,000,000 to Oxford City Park Development LLC, or City Park, a Georgia limited liability company, to partially finance the construction of a 284-unit multifamily community located in Charlotte, North Carolina. At March 31, 2013, City Park had drawn $7,556,482 of the loan amount.

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

In connection with the closing of the City Park mezzanine loan and subsequently in connection with future drawn amounts on the loan, the Company received a total loan fee of 2% of the amount drawn on the loan, or $148,505, and paid a cumulative acquisition fee of 1% of the aggregate amount of the mezzanine loan, or $74,253, to the Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

City Vista

On August 31, 2012, the Company made a mezzanine loan of up to $12,153,000 to Oxford City Vista Development LLC, or City Vista, a Georgia limited liability company, to partially finance the construction of a 272-unit multifamily community located in Pittsburgh, Pennsylvania. At March 31, 2013, City Vista had drawn $8,200,463 of the loan amount.

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

In connection with the closing of the City Vista mezzanine loan and subsequently in connection with future drawn amounts on the loan, the Company received a total loan fee of 2% of the amount drawn on the loan, or $159,618 and paid a cumulative acquisition fee of 1% of the aggregate amount of the mezzanine loan, or $79,809, to the Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

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

In connection with the closing of the Summit II mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $122,061 and paid an acquisition fee of 1% of the aggregate amount of the mezzanine loan, or $61,030, to the Manager out of these funds, of which WOF received $610 through its special limited liability company interest in our Manager.
Trail II
On June 30, 2011, the Company made a mezzanine loan of $6.0 million to Oxford Hampton Partners LLC, or Hampton Partners, a Georgia limited liability company and a related party, to partially finance the construction of a 96-unit multifamily community located adjacent to the Company’s existing Trail Creek multifamily community in Hampton, Virginia, or Trail II. Hampton Partners was required to fully draw down the mezzanine loan on the closing date. Hampton Partners paid $302,300 to Williams Realty Fund I, LLC, or WRF, from the proceeds of the mezzanine loan to retire an outstanding short term loan that matured on the closing date of the Trail II mezzanine loan. Approximately 100% of the membership interest in Hampton Partners is owned by WRF.

The Trail II mezzanine loan matures on June 29, 2016, with no option to extend and pays interest at a fixed rate of 8% per annum. Interest will be paid monthly with principal and any accrued but unpaid interest due at maturity. Under the terms of a purchase option agreement entered into in connection with the closing of the mezzanine loan, the Company has an option, but not an obligation, to purchase the property between and including April 1, 2014 and June 30, 2014 for $17,825,600, which is the amount of the aggregate project costs as set forth in the approved construction budget on the closing date. If the property is sold to, or refinanced by, a third party before July 1, 2014, the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 14% cumulative internal rate of return on the loan. If the property is sold to, or refinanced by, a third party on or after July 1, 2014, then the Company will be entitled to receive an exit fee equal to the amount required to provide it with a 12% cumulative internal rate of return on the loan. There are no contingent events that are necessary to occur for the Company to realize the exit fee. The calculation of the cumulative internal rate of return will include the loan’s fees received at closing. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 12% cumulative internal rate of return, the Company is accruing each period the additional exit fee earned based on the 12% rate assuming the loan was paid off at period end as the borrower cannot control whether the option is exercised. The accrued exit fee is recorded as interest

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

income in the consolidated statements of operations. If the Company exercises the purchase option and acquires the property, any accrued and unpaid exit fee will be treated as additional consideration for the acquired project.

The Trail II mezzanine loan is collateralized by a pledge of 100% of the membership interests of Hampton Partners. Partial prepayment of the mezzanine loan is not permitted without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of $10.0 million that is held by an unrelated third party.

In connection with the closing of the Trail II mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. The Company paid an acquisition fee of 1% of the aggregate amount of the mezzanine loan, or $60,000, to its Manager out of these funds.
Notes Receivable
On March 20, 2013, the Company made a bridge loan in the amount of $500,000 to 360 Residential, LLC, a Georgia limited liability company. The loan bears interest at 8% per annum and interest only payments are due on a monthly basis until the maturity date of March 20, 2014. The loan may be prepaid at any time, in whole or in part, without penalty and accrues a cumulative compounded 6% exit fee which is due at repayment or maturity. The amounts payable under the terms of the loan are backed by guaranties of payment and performance by Clark Butler and Jeff D. Warshaw, unaffiliated third parties and principals of the borrower.

On January 24, 2013, the Company was issued a promissory note in the amount of $1,500,000 by Pecunia Management, LLC, or Pecunia, a Florida limited liability company. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of January 23, 2015. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by an assignment of Pecunia's rights to dealer manager fees payable by the Company to International Assets Advisory, LLC, or IAA, a wholly-owned subsidiary of Pecunia,  pursuant to the Dealer Manager Agreement between the Company and IAA, dated November 18, 2011, with respect to the Primary Series A Offering.

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

On November 15, 2012, the Company made a loan in the amount of $650,000 to International Assets Advisory, LLC, or IAA, in the form of a subordinated loan. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of November 15, 2013. The loan may not be prepaid prior to maturity. The amounts payable under the terms of the loan are backed by rights of withholding commissions due IAA by the Company in connection with securing placements of the Primary Series A Offering. As of March 31, 2013, the Company has retained certain accrued dealer manager fees totaling $375,000 as additional security on this loan.

On September 14, 2012, the Company made a loan in the amount of $500,000 to Newport Development, LLC, or Newport, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The full amount of the loan was drawn as of March 31, 2013, and the balance of the loan plus accrued interest was repaid on May 8, 2013.
On March 26, 2012, the Company made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due beginning May 1, 2012, and continued on a monthly basis until the repayment of the loan, which occurred on September 6, 2012.
Line of Credit
On August 21, 2012, the Company extended a revolving line of credit to its Manager in an aggregate amount of up to $1.0 million, in order to provide liquidity to the Manager in support of its ongoing business operations. The credit line bears interest at 8.0%

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

per annum, with interest payable monthly, and matures on July 31, 2013. The loan is secured by a collateral assignment of the Manager's right to fees under the third amended and restated management agreement between the Company and the Manager, or the Management Agreement. At March 31, 2013, the amount drawn on the line of credit by the Manager was $926,221. On January 3, 2013, the Company amended the revolving line of credit to increase the amount available to $1.5 million.
The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended March 31,
	2013	2012
Interest income:
Real estate loans:
Summit II	$122,061	$—
Trail II	120,000	120,000
Crosstown Walk	93,327	—
City Park	137,934	—
City Vista	155,007	—
Lely	1,902	—
Madison-Rome	101,949	—

Total	732,180	120,000

Accrued exit fees	442,989	13,070
Net loan fee revenue recognized	27,311	4,325

Total interest income on real estate loans	1,202,480	137,395

Total interest income on notes and line of credit	109,450	1,603

Total interest income	$1,311,930	$138,998

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
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs. Due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the Trail II, Summit II, City Park, City Vista, and Lely loans, the Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their carrying value as of March 31, 2013 of approximately $39.9 million. The maximum aggregate amount of loans to be funded as of March 31, 2013 was approximately $57.0 million.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

The Company is subject to a concentration of credit risk that could be considered significant with regard to the Trail II, Summit II, Crosstown Walk, City Park and City Vista real estate loans, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. These loans total approximately $32.5 million and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of March 31, 2013.

The borrowers and guarantors behind these real estate loans (excluding the Madison-Rome and Lely loans) collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer for the three-month period ended March 31, 2013 of approximately $1.0 million.

5. Redeemable Preferred Stock
On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (registration number 333-176604) for our Primary Series A Offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of Series A Preferred Stock and one Warrant to purchase 20 shares of our Common Stock, which is being offered and sold by IAA on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issue subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.
On August 16, 2012, the Company filed a registration statement on Form S-11 (registration number 333-183355) for a follow-on offering of an additional 850,000 Units, or Follow-On Offering, which registration statement has not yet been declared effective by the Securities and Exchange Commission. The terms of the Follow-On Offering and features of the Units in the Follow-On Offering are substantially the same as the Primary Series A Offering.

As of March 31, 2013, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $1.3 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $3.7 million. As of March 31, 2013, the Company had issued 41,522 Units and collected net proceeds of approximately $37.1 million from the Primary Series A Offering after commissions.  A total of 30 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 4.2% of the maximum number of Units to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 4.2% of the approximate $3.7 million deferred to date, or approximately $85 thousand as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $3.5 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at March 31, 2013.  The remainder of current and future deferred offering costs related to the Primary Series A Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units available to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offerings.

On January 17, 2013, the Company issued 40,000 shares of its Series B Preferred Stock at a purchase price of $1,000 per share through a private placement transaction. The net proceeds totaled approximately $37.6 million after commissions. On May 9, 2013, the common stockholders approved the issuance of Common Stock upon the conversion of the Series B Preferred Stock.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

As a result of such approval, the Series B Preferred Stock will be converted into 5,714,274 shares of Common Stock on May 16, 2013.
The conversion price of the Series B Preferred Stock created a deemed beneficial conversion feature ("BCF") as a result of the conversion price being less than the market price of the Common Stock on Januarty 16, 2013. The BCF of approximately $7.1 million was not recorded until the Series B Preferred Stock became convertible in May 2013. As required by ASC 480, upon conversion, the deemed BCF and the associated issuance costs of approximately $3.0 million will be recorded as an increase in accumulated deficit, with a corresponding increase in additional paid-in capital, with no net effect on total stockholders' equity. The increase in accumulated deficit will also be recorded as a deemed non-cash preferred dividend in the Company's future earnings per share calculations.
Because the Company did not control all possible circumstances under which it may have been required to redeem the Series B Preferred Stock for cash, the proceeds from the transaction of $40.0 million, net of offering costs of approximately $3.0 million, is presented as mezzanine or temporary equity on the consolidated balance sheet. For periods subsequent to the approval of the conversion of the Series B Preferred Stock, which occurred on May 9, 2013, the net proceeds will be classified as a component of permanent equity.

6. Related Party Transactions
John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, and Leonard A. Silverstein, the Company's President and Chief Operating Officer and a member of the Board, are also executive officers and directors of NELL Partners, Inc., which controls the Manager. Mr. Williams is the Chief Executive Officer and President and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Executive Vice President, Chief Accounting Officer and Treasurer are executive officers of Williams Realty Advisors, LLC, or WRA.

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended
Type of Compensation	Basis of Compensation	March 31, 2013	March 31, 2012

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$1,062,574	$28,685
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	265,801	127,892
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	187,642	100,013
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	118,067	52,663

		$1,634,084	$309,253

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are included in property operating and maintenance expense on the Consolidated Statements of Operations:

Three months ended March 31,
2013	2012
$479,887	$252,621

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

The Manager utilizes its own personnel and certain personnel of its affiliates to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager has requested reimbursement of $70,485 and $45,149 for the three-month periods ended March 31, 2013 and 2012, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

•
Special limited partnership interest in the Operating Partnership - distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of an asset and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during the three-month periods ended March 31, 2013 or 2012.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company declared and paid cash dividends on its Series B Preferred Stock at the same rate and frequency as those dividends declared on the Common Stock, equal to 5,714,274 as-converted shares of Common Stock.

The Company's dividend activity on its Common Stock and Preferred Stock for the three-month period ended March 31, 2013 was:

	Three month period ended March 31,
	2013		2012
	per share	aggregate	per share	aggregate
Common	$0.145	$771,923	$0.13	$673,181
Preferred Stock:
Series A	$5.00	360,039	$5.00	718
Series B	$17.26	690,476	—	—

Total		$1,822,438		$673,899

The holders of Class A units in the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At March 31, 2013, the Company had 106,988 Class A partnership units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock. On February 7, 2013, the Operating Partnership declared cash distributions to its Class A unitholders totaling $15,513, which were paid on April 25, 2013.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

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

Equity compensation expense by award type for the Company was:

	Equity compensation expense
	for the three-month periods ended March 31,		Unamortized Expense as of
	2013	2012	March 31, 2013

Quarterly board member committee fee grants	$18,168	$18,287	$—
Class B Unit awards:
Executive officers - 2012	2,580	237,184	—
Executive officers - 2013	213,237	—	646,664
Vice chairman of board of directors	10,249	—	15,374
Restricted stock grants:
2011	—	64,109	—
2012	64,687	—	21,562

Total	$308,921	$319,580	$683,600

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

On May 10, 2012, the Company granted a total of 33,046 shares of restricted Common Stock to its non-employee board members, in payment of their annual retainer fees. The per-share fair value was $7.83 and total compensation cost in the amount of $258,750 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date or the next annual meeting of the Company's stockholders. All 33,046 unvested shares were outstanding at March 31, 2013.

Directors’ Stock Grants

On February 2, 2012, the Company granted 2,988 shares of Common Stock to its independent board members, in payment of their quarterly meeting fees. The per-share fair value of this immediate-vesting award was $6.12, which was the closing price of the Common Stock on the prior business day. The total compensation cost of 18,287 was recorded in full at the grant date.

On February 7, 2013, the Company granted 2,115 shares of Common Stock to its independent board members, in payment of their quarterly meeting fees. The per-share fair value of this immediate-vesting award was $8.59, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $18,168 was recorded in full at the grant date.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

Class B Units

On January 3, 2012, pursuant to its Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the Company granted 106,988 Class B Units, representing ownership interests in the Operating Partnership, to certain of its executive officers as compensation for service in 2012. On January 3, 2013, the Company granted 142,046 Class B Units for service during 2013.

The Class B Units become Vested Class B Units at the Initial Valuation Date, which is one year from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested Class B Units become Earned Class B Units and automatically convert into Class A Units of the Operating Partnership, which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock on a one-to-one basis at the option of the holder. Vested Class B Units may become Earned Class B Units on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested Class B Units that do not become Earned Class B Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B Units become Earned Class B Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B Units to qualify to become fully Earned Class B Units.

On August 15, 2012, the Company granted 6,128 Class B Units to its Vice Chairman of the Company's Board of Directors, as additional compensation for acting in an expanded capacity related to board oversight of the Company's capital raising efforts. The vesting conditions, conversion rights and other features are identical to the Class B Unit grants described above, and differ only by the amount of the market capitalization threshold.

Because of the market condition determining the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On December 30, 2012, the 2011 Class B Unit awards became fully vested and earned, and a total of 107,164 Class B Units automatically converted to Class A Units of the Operating Partnership on that date. On December 31, 2012, all Class A Unit holders elected to convert their Class A Units into Common Stock. On January 3, 2013, the 106,988 outstanding Class B Units for 2012 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership. As Class A Units, they became entitled to pro-rata distributions of profit and allocations of loss as non-controlling interests of the Operating Partnership, as follows:

Three months ended March 31, 2013
Net loss attributable to the Company	$(3,124,343)
Decrease in equity for vesting of Class B Units and Conversion to Class A Units	(479,841)
Change from net loss attributable to the Company and net transfers to non-controlling interest	$(3,604,184)

All unvested 2013 Class B Units, as well as the unvested Class B Units issued on August 15, 2012 were outstanding at March 31, 2013.

The underlying valuation assumptions and results for the Class B Unit awards were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

Grant dates	1/3/2012	8/15/2012	1/2/2013
Stock price	$6.05	$8.30	$7.88
Dividend yield	8.6%	6.75%	7.36%
Expected volatility	35.23%	31.35%	32.1%
Risk-free interest rate	2.83%	2.72%	2.91%

Derived service period (years)	1.0	1.0	1.0

Number of Units granted	106,988	6,128	142,046
Calculated fair value per Unit, assuming:
50% vesting	$4.50	$6.69	$—
100% vesting	$4.47	$6.68	$6.07

Total fair value of Units	$479,841	$40,996	$862,219

Target market threshold increase	$650,000	$50,000	$1,150,000
The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments of $0.13 per share for the 2012 annual awards, $0.14 per share for the August 15, 2012 award, and $0.145 for the 2013 annual awards.

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

Warrant

On March 31, 2011, as partial compensation for services rendered for the IPO, the Company issued to IAA a warrant to purchase up to 150,000 shares of Common Stock. The exercise price is $12.50 per share, which is 125% of the gross IPO price of $10.00 per share. The warrant is exercisable, at IAA’s option, in whole or in part, by either payment of the aggregate exercise price for the number of shares exercised, plus applicable transfer taxes, or by a cashless net share settlement. Upon exercise of the warrant, shares of Common Stock will be issued from authorized but unissued Common Stock. The warrant is currently exercisable and expires on March 31, 2015.

9. Indebtedness

Mortgage Notes Payable

The Company partially financed the acquisitions of its first three acquisitions, as well as the McNeil Ranch, Lake Cameron, and Ashford Park multifamily communities (which were each refinanced on January 24, 2013), with non-recourse mortgage notes collateralized only by the associated real estate assets for each community with no cross-collateralization of any other properties.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

Each mortgage requires monthly payments of interest only from the dates of closing through May 1, 2014 for the Trail Creek, Stone Rise, and Summit Crossing mortgages and through February 28, 2018 for the Ashford Park, Lake Cameron, and McNeil Ranch mortgages, beyond which time payments of principal and interest calculated on a 30-year amortization schedule are due through the date of maturity of each instrument. Variable monthly interest rates are capped at 7.25% and 6.85% for Stone Rise and Trail Creek, respectively. The embedded interest rate caps on the Stone Rise and Trail Creek mortgages were deemed to be clearly and closely related to the debt host instruments.

Since the three acquired mortgages were approaching their maturity dates, the Company refinanced the three newly-acquired properties with seven-year, nonrecourse mortgage financing, as shown in the table below. Interest expense on the mortgages for our properties was:

	Acquisition/	Principal balance as of					Three months ended March 31,
	refinancing date	March 31, 2013	December 31, 2012	Maturity date	Interest rate		2013	2012

Trail Creek	4/29/2011	$15,275,000	$15,275,000	5/1/2018	1 month LIBOR +	2.8%	$114,722	$118,458
Stone Rise	4/15/2011	19,500,000	19,500,000	5/1/2018	1 month LIBOR+	2.77%	144,991	149,744
Summit Crossing	4/21/2011	20,862,000	20,862,000	5/1/2018	Fixed	4.71%	245,650	248,379
Ashford Park	1/24/2013	25,626,000	N/A	2/1/2020	Fixed	3.13%	155,675	—
McNeil Ranch	1/24/2013	13,646,000	N/A	2/1/2020	Fixed	3.13%	83,784	—
Lake Cameron	1/24/2013	19,773,000	N/A	2/1/2020	Fixed	3.13%	117,966	—

Total		$114,682,000	$55,637,000				$862,788	$516,581

The Company paid loan origination costs to secure the three new mortgages of $907,477. In addition, the Company recorded amortization of deferred loan costs related to mortgages of $137,761 and $21,493 for the three months ended March 31, 2013 and March 31, 2012, respectively. The interest expense and deferred loan cost amortization for the Company's newly-acquired multifamily properties began with the closing dates of the refinancing transactions and so do not reflect a full quarterly period of expense.
Credit Facility
On August 31, 2012, the Company and the Operating Partnership entered into a credit agreement with Key Bank National Association, or Key Bank, to obtain a $15.0 million senior secured revolving credit facility, or the Credit Facility. The permitted uses of the Credit Facility are to fund investments, capital expenditures, dividends (with consent), working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility bear interest at a variable rate of the 1 month LIBOR index plus 500 basis points, or approximately 5.2% per annum at March 31, 2013, as well as a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility has a maturity date of August 31, 2013. See note 17 for details regarding the expansion and amendment of the Credit Facility in April 2013.

Borrowings under the Credit Facility are collateralized by, among other things, pledges of 100% of the ownership of each of the current and future mezzanine loan subsidiaries, and 49% of the ownership of each of the current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. As of March 31, 2013, the Company was in compliance with all covenants related to the Credit Facility, as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

Covenant (1)	Requirement	Result
Senior leverage ratio	Maximum 65%	50%
Net worth	Minimum $50,000,000	$101,775,345	(2)
Debt yield	Minimum 7.75%	11.19%
Payout ratio	Maximum 95%	88.8%
Total leverage ratio	Maximum 70%	50%
Debt service coverage ratio	Minimum 1.50x	3.03x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Includes the $37.0 million net proceeds of the Series B Preferred Stock, which was classified as temporary equity on the consolidated balance sheet at March 31, 2013.

At March 31, 2013, the Company and the Operating Partnership had fully repaid the balance due under the Credit Facility. Loan fees and closing costs for the establishment of the Credit Facility totaled $323,918, which are amortized over the life of the loan. Amortization expense related to these costs was $81,079 in addition to interest expense for the Credit Facility of $141,385 for the three-month period ended March 31, 2013. The weighted average interest rate was 5.19% for the three-month period ended March 31, 2013.

LIBOR was 0.209% on March 31, 2013. Based upon this current rate, the Company’s estimated future principal payments due on its debt instruments as of March 31, 2013 were:

Period	Future principal payments
2013	$—
2014	609,133
2015	1,073,717
2016	1,112,173
2017	1,152,079
thereafter	110,734,898

Total	$114,682,000
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate as of March 31, 2013 and 2012.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

Multifamily Communities - consists of owned residential multifamily communities.

Financing - consists of the Company's portfolio of mezzanine loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

The Company monitors net operating income (“NOI”) on a segment and a consolidated basis as a key performance measure for its operating segments. NOI is defined as rental and other property revenue from real estate assets plus interest income from its loan portfolio less total property operating and maintenance expenses, property management fees, real estate taxes, property insurance, and general and administrative expenses. The Company believes that NOI is an important supplemental measure of operating performance because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs, acquisition expenses, and other expenses generally incurred at the corporate level. The Company's definition of NOI is believed by the Company to be a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that NOI is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which the Company believes to be the line on the Company's consolidated statement of operations entitled “net loss”.

The following tables present the Company's assets, revenues, and NOI results by reportable segment, as well as a reconciliation from NOI to net loss. The assets attributable to 'Other' primarily consist of deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels.

	March 31, 2013	December 31, 2012

Assets:
Multifamily communities	$166,941,769	$77,292,922
Financing	45,862,101	39,222,062
Other	8,960,241	6,776,946
Consolidated assets	$221,764,111	$123,291,930

For the three-month period ended March 31, 2013, the Company's total expenditures for long-lived assets were $21,736,069, all of which were attributable to the multifamily communities segment. This amount consisted of recurring and non-recurring capital expenditures and the purchase of the three newly-acquired communities, net of mortgage debt assumed.

	Three months ended:
	March 31, 2013	March 31, 2012
Revenues

Multifamily communities	$4,679,029	$2,495,903
Financing	1,311,930	138,998
Consolidated revenues	$5,990,959	$2,634,901

Segment net operating income (Segment NOI)

Multifamily communities	$2,808,462	$1,560,624
Financing	1,311,930	138,968
Consolidated segment net operating income	4,120,392	1,699,592

Interest	1,141,935	538,075
Depreciation and amortization	4,112,303	977,402
Professional fees	165,323	83,182
Management fees	383,868	180,555
Acquisition costs	1,107,011	912
Equity compensation to directors and executives	308,921	319,580
Other	86,860	76,523

Net loss	$(3,185,829)	$(476,637)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

13. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

	Three months ended March 31,
	2013	2012
Numerator:
Net loss	$(3,185,829)	$(476,637)
Net loss attributable to non-controlling interests	61,486	—
Net income (loss) attributable to the Company	(3,124,343)	(476,637)
Dividends on Series A Redeemable Preferred Stock (See Note A below)	(360,039)	(718)
Dividends on Series B Redeemable Preferred Stock	(690,476)	—
Earnings attributable to unvested restricted shares (See Note B below)	(4,792)	(3,380)

Net loss attributable to common stockholders	$(4,179,650)	$(480,735)

Denominator:
Weighted average number of shares of Common Stock - basic	5,289,690	5,151,164
Effect of dilutive securities (See Note C below):
Warrants	—	—
Class B Units	—	—
Weighted average number of shares of Common Stock - diluted	5,289,690	5,151,164

Loss per weighted average share - basic and diluted	$(0.79)	$(0.09)

(A) The Company’s 41,492 shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's unvested restricted share awards (33,046 and 26,000 shares of Common Stock at March 31, 2013 and 2012, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses, the dividends declared for the three-month periods ended March 31, 2013 and 2012 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to IAA on March 31, 2011 and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 830,440 shares of Common Stock, 106,988 Class A Units of the Operating Partnership, and a total of 148,174 unvested Class B Units issued on January 2, 2013 and August 15, 2012 were excluded from the diluted shares calculation because the effect was antidilutive.

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results, assuming the acquisitions of McNeil Ranch, Lake Cameron, and Ashford Park were hypothetically completed on January 1, 2012 were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Pro forma:
Revenue	$6,660,770	$5,362,862
Operating expenses:
Property operating and maintenance	1,268,884	1,260,470
Property management fees to related party	214,434	204,512
Real estate taxes	536,740	510,480
General and administrative	127,760	136,559
Equity compensation to directors and executives	308,921	319,580
Depreciation	2,003,982	2,135,523
Amortization of intangible assets	—	2,707,866
Acquisition costs	—	1,107,923
Management fees to related party	423,689	348,889
Insurance, professional fees, and other expenses	312,423	213,077
Total operating expenses	5,196,833	8,944,877

Operating income (loss)	1,463,937	(3,582,015)

Less interest expense	1,246,537	1,033,391

Net income (loss)	217,400	(4,615,406)

Less consolidated net loss attributable
to non-controlling interests	(4,196)	—

Net income (loss) attributable to the Company	213,204	(4,615,406)

Dividends to preferred stockholders	(1,188,609)	(743,574)
Earnings attributable to unvested restricted stock	(4,792)	(3,380)

Net loss attributable to common stockholders	$(980,197)	$(5,362,359)

Net loss per share of Common Stock
attributable to common stockholders, basic and diluted	$(0.19)	$(1.04)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	5,289,690	5,151,164

These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2012, nor should they be interpreted as expectations of future results.

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

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans and notes receivable include deferred interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2013
(Unaudited)

	As of March 31, 2013
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$40,638,766	$43,125,768	$—	$—	$43,125,768
Notes receivable	4,148,864	4,148,864	—	—	4,148,864
Line of Credit receivable	926,221	926,221	—	—	926,221
	$45,713,851	$48,200,853	$—	$—	$43,125,768
Financial Liabilities:
Mortgage notes payable	$114,682,000	$116,551,598	$—	$—	$116,551,598
Revolving credit facility	—	—	—	—	—
	$114,682,000	$116,551,598	$—	$—	$116,551,598

	As of December 31, 2012
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$35,106,197	$37,646,753	$—	$—	$37,646,753
Notes receivable	2,450,000	2,450,000	—	—	2,450,000
Line of Credit receivable	936,827	936,827	—	—	936,827
	38,493,024	41,033,580	$—	$—	41,033,580
Financial Liabilities:
Mortgage notes payable	$55,637,000	$57,012,876	$—	$—	$57,012,876
Credit Facility	14,801,197	14,801,197	—	—	14,801,197
	$70,438,197	$71,814,073	$—	$—	$71,814,073

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

The fair values of the Company’s two variable rate mortgages are believed to approximate their carrying values, as long as market interest rates remain below the levels of the interest rate caps in place on these two notes. The fair values of the fixed rate mortgages on the Company’s other properties were developed using market quotes of the fixed rate yield index and spread for seven year notes as of the reporting date. Consideration is taken of the current margin rates and spreads relative to the interest rate caps in performing this analysis. The present value of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

17. Subsequent Events

On April 4, 2013, the Company expanded its total aggregate borrowing limit on its Credit Facility from $15.0 million to $30.0 million and extended the maturity date to April 4, 2014. The Company paid fees and expenses totaling approximately $200,000 to effect these changes.
On April 20, 2013, the Company declared a monthly dividend of $5.00 per share on its Series A Preferred Stock, which is payable on May 20, 2013 to all stockholders of record of April 30, 2013.

On April 15, 2013, the Company filed, and on May 10, 2013 amended, a resale registration statement for the purpose of registering the resale of the underlying shares of Common Stock into which the shares of Series B Preferred Stock will convert on May 16, 2013.

On April 24, 2013, the borrower drew an additional $34,476 on the Madison Rome loan, bringing the total balance to $5,200,240.

On April 15, 2013 and May 14, 2013, the borrower drew additional amounts which totaled $1,003,129 on the City Park loan, bringing the total balance to 8,559,611.

Through April 29, 2013, 360 Residential, LLC drew an additional $144,452 on its loan issued by the Company in the aggregate amount of $500,000, bringing the total loan balance to $350,636.

On April 30, 2013, the Company closed on a loan to Riverview Office, LLC, a Georgia limited liability company, in the aggregate amount of $500,000, to partially finance the acquisition of a parcel of land in Atlanta, Georgia. The amount immediately drawn on the loan was $100,000 and the loan accrues monthly interest of 8% per annum and matures on October 31, 2013.
On April 30, 2013, the Company closed on a mezzanine loan to Crosstown Walk in the aggregate amount of $10,962,000. In conjunction with this transaction, Crosstown Walk repaid the balance of the bridge loan previously made to Crosstown Walk, plus accrued interest of $4,710,189 and drew a total of $1,905,034 on the new loan. The new mezzanine loan pays current interest of 8% per annum and matures on November 1, 2016, with options to extend through May 1, 2018. The Company is accruing an additional 6% interest which will be due upon maturity and repayment of the loan or refinancing with a third party. There are no contingent events that are necessary to occur for the Company to realize the additional interest. In conjunction with the loan, the Company received an exclusive option to purchase the stabilized property between July 1, 2016 and December 31, 2016, in the amount of $39,654,273.
On May 3, 2013, the Company closed on a land acquisition loan in the aggregate amount of $6,000,000 to TPKG 13th Street Development LLC, a Delaware limited liability company, or 13th Street. At closing, 13th Street immediately borrowed $4,841,949 on the loan, which bears current interest at 8% per annum plus an additional exit fee payable in the amount necessary to provide the Company with a cumulative simple annual rate of return of 14% per annum through August 31, 2013. The accrued exit fee scales upward to 20% per annum on January 1, 2014 and thereafter. The exit fee will be due to the Company in the event of a sale of the property, maturity of the loan, or a refinancing with a third party, and there are no contingent events necessary for the Company to realize this additional interest. The maturity date of the loan is January 15, 2014.
On May 8, 2013, the Company closed on a mezzanine loan in the aggregate amount of $16,603,935 to Newport Overton Holdings LLC, a Georgia limited liability company, or Newport Overton. The borrower immediately drew $8,192,585 on the loan, which bears current interest at 8% per annum and matures on November 1, 2016. An additional exit fee will be payable in the event of a sale of the property, maturity of the loan, or a refinancing with a third party, and there are no contingent events necessary for the Company to realize this additional interest. The exit fee will be calculated as the amount necessary to provide the Company with a cumulative simple annual rate of return of 14% per annum. In conjunction with the loan, the Company received an exclusive option to purchase the stabilized property between July 1, 2016 and December 31, 2016, in the amount of $51.5 million.
Through May 7, 2013, the borrower drew an additional $924,121 on the City Vista loan, bringing the total balance to $9,124,583.

On May 9, 2013, the Company's common stockholders approved the Second Amendment to the 2011 Plan to increase the number of authorized shares by 750,000 and to extend the termination date to December 31, 2016.
On May 9, 2013, the common stockholders approved the issuance of Common Stock upon the conversion of the Series B Preferred Stock. As a result of such approval, the Series B Preferred Stock will be converted into 5,714,274 shares of Common Stock on May 16, 2013. The conversion price of the Series B Preferred Stock created a deemed beneficial conversion feature ("BCF") as a result of the conversion price being less than the market price of the Common Stock on Januarty 16, 2013. The BCF of approximately $7.1 million was not recorded until the Series B Preferred Stock became convertible in May 2013. As required by ASC 480, upon conversion, the deemed BCF and the associated issuance costs of approximately $3.0 million will be recorded as an increase in accumulated deficit, with a corresponding increase in additional paid-in capital, with no net effect on total stockholders' equity. The increase in accumulated deficit will also be recorded as a deemed non-cash preferred dividend in the Company's future earnings per share calculations.
On May 9, 2013, the Company declared a dividend on its Common Stock of $0.15 per share, payable on July 22, 2013 to all stockholders of record of June 26, 2013.

On May 9, 2013, the Company granted 29,016 shares of restricted stock to its independent board members, in payment of their annual retainer fees. The per-share fair value of this award was $8.85, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $256,792 will be recognized on a stright-line basis over the period ending on the first anniversary of the grant date.
Between April 1, 2013 and May 1, 2013, the Company issued 6,606 Units and collected net proceeds of $5,989,238.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On January 17, 2013, we completed a private placement transaction in which we issued 40,000 shares of our Series B Mandatorily Convertible Preferred Stock, or Series B Preferred Stock, for a purchase price of $1,000 per share, and collected proceeds of approximately $37.6 million, net of commissions. On May 9, 2013, the common stockholders approved the issuance of Common Stock upon the conversion of the Series B Preferred Stock. As a result of such approval, the Series B Preferred Stock will be converted into 5,714,274 shares of Common Stock on May 16, 2013. The conversion price of the Series B Preferred Stock created a deemed beneficial conversion feature ("BCF") as a result of the conversion price being less than the market price of the Common Stock on January 16, 2013. The BCF of approximately $7.1 million was not recorded until the Series B Preferred Stock became convertible in May 2013. As required by ASC 480, upon conversion, the deemed BCF and the associated issuance costs of approximately $3.0 million will be recorded as an increase in accumulated deficit, with a corresponding increase in additional paid-in capital, with no net effect on total stockholders' equity. The increase in accumulated deficit will also be recorded as a deemed non-cash preferred dividend in the Company's future earnings per share calculations.

The Series B Preferred Stock pays dividends at the same rate and frequency as those declared on our Common Stock, on an as-converted basis. Dividends on the Series B Preferred Stock will be paid pro rata from January 16, 2013, based on the rate that Common Stock dividends are paid over the same period.

The Series B Preferred Stock issuance partially financed our acquisitions of three multifamily communities: McNeil Ranch, a 192 unit multifamily community in Austin, Texas, for approximately $21.0 million, exclusive of assumed mortgage debt; Lake Cameron, a 328 unit multifamily community in suburban Raleigh, North Carolina, for approximately $30.4 million, exclusive of assumed mortgage debt; and Ashford Park, a 408 unit multifamily community in Atlanta, Georgia for approximately $39.4 million, exclusive of assumed mortgage debt. These three additional communities added 928 units to our portfolio, which now total 1,693 units. On January 24, 2013, we refinanced these multifamily communities with seven-year, nonrecourse mortgage financing, which totaled approximately $59.0 million. Fixed rate, interest-only payments of 3.13% per annum are due monthly through February 28, 2018.

Also during the first quarter of 2013, we added one real estate mezzanine loan to our portfolio with an aggregate loan commitment amount of approximately $12.7 million, to partially finance the construction of a new multifamily community in Naples, Florida. The new mezzanine loan includes an exclusive limited option in our favor to purchase the property once stabilized. Our total aggregate real estate loan commitments totaled approximately $57.0 million at March 31, 2013, and are discussed in detail in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of March 31, 2013, we had cumulatively issued 41,522 Units and collected net proceeds of approximately $37.1 million from our Primary Series A Offering, which is discussed in detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for our Follow-On Offering. The terms of the Follow-On Offering and features of the related Units are substantially the same as the Primary Series A Offering. The registration statement for the Follow-On Offering has not yet been declared effective by the Securities and Exchange Commission.

On April 4, 2013, we increased the aggregate borrowing amount under our revolving Credit Facility with an unrelated third party lender from $15.0 million to $30.0 million and extended the maturity date to April 4, 2014. The permitted uses of the Credit Facility are to fund investments, capital expenditures, dividends (with consent) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the line of credit bear interest at a variable rate which was approximately 5.2% per annum at March 31, 2013. More details on the line of credit are discussed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1.A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Part II, Section 1.A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended. We will conduct substantially all of our operations through Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, in which we owned an approximate 98% interest as of March 31, 2013.

Industry Outlook

We believe gradual, albeit potentially sporadic, improvement in the United States' economy will continue over the coming quarters, which should translate into more stable job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector.  We expect current occupancy rates to generally remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction, although increasing, is currently at the average historical levels due to a difficult construction financing environment, which, we believe, should help to keep occupancies stable.

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

                We believe the combination of a more sustainable current and future lending approach from the banking industry, coupled with continued hesitance and reluctance among prospective homebuyers concerning the net benefits of home ownership versus renting will continue to work in the multifamily sector's favor, resulting in gradual increases in market rents, lower concessions, and opportunities for increases in ancillary fee income.  In addition, we believe immigration rates to the U.S. may be lower than in recent years, driven by fewer available jobs due to the economic downturn and legislation in place in certain states aiming to curb illegal immigration.  As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a marginal softening of market conditions due to this factor.  More than offsetting this effect, we believe, will be a firming effect on market conditions by the ongoing migration of the domestic echo-boomer generation into the workforce and the declining rate of homeownership in the United States, resulting in a net increase in demand for rental housing.

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

Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 30 to 40 years for buildings, 5 to 10 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Third-party acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. Repairs, maintenance and resident turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized and depreciated over the items' estimated useful lives. Repairs, maintenance and resident turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
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

Revenue Recognition

We expect to lease apartment units under leases with terms generally of thirteen months or less. Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are not material.

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

Results of Operations

Overview

We commenced business operations in April of 2011 with our initial public offering. Our portfolio of real estate assets, as of March 31, 2013, consists of six wholly-owned multifamily communities totaling 1,693 units and seven mezzanine real estate construction loans, six of which are partially financing the construction of multifamily communities. The total aggregate amount of our real estate loan commitments was approximately $57.0 million at March 31, 2013. Each of our multifamily related mezzanine loans contain exclusive limited options to purchase the properties once developed and stabilized.

We recorded net losses attributable to common stockholders of approximately $4.2 million and $0.5 million for the three-month periods ended March 31, 2013, and 2012, respectively.

The highlights of our first quarter 2013 include:

•
Net cash provided by operating activities for the first quarter 2013, excluding the effect of approximately $1.1 million of acquisition costs funded from the mortgage financing related to the three communities acquired in January 2013, was $1,863,401. This represents an increase of approximately $935,000, or 101% over net cash provided by operating activities for the first quarter 2012, excluding the effect of $912 of miscellaneous acquisition costs related to prior period acquisitions, of $928,306.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $897,917 for the first quarter of 2013, an increase of 16.8% from our AFFO result of $768,941 for the first quarter of 2012. See the Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of this non-GAAP measure and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure.

•
On January 17, 2013, we closed on a private placement transaction in which we issued 40,000 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) for a purchase price of $1,000 per share, and collected proceeds of approximately $37.6 million, net of commissions. All 40,000 shares of the Series B Preferred Stock will be converted to 5,714,274 shares of Common Stock on May 16, 2013. The Series B Preferred Stock pays dividends at the same rate and frequency as those declared on our Common Stock, based on an as-converted basis.

•
On January 23, 2013, we acquired three multifamily communities: McNeil Ranch, a 192 unit community in Austin, Texas, for approximately $21.0 million; Lake Cameron, a 328 unit community in Raleigh, North Carolina, for approximately $30.5 million; and Ashford Park, a 408 unit community in Atlanta, Georgia for approximately $39.6 million. These three additional properties added 928 units to our portfolio, which now total 1,693 units. We financed these acquisitions utilizing proceeds from the Series B Preferred Stock transaction described above.

•
On January 24, 2013, we refinanced our three newly-acquired properties with seven-year, nonrecourse mortgage financing, which totaled approximately $59.0 million. Fixed rate, interest-only payments of 3.13% per annum are due monthly through February 28, 2018.

•
On March 28, 2013, we closed on and partially funded a mezzanine construction loan totaling a maximum aggregate amount of approximately $12.7 million, to partially finance the construction of a multifamily community in Naples,

Florida. At March 31, 2013, the aggregate funded amount was approximately $2.2 million. The loan includes an option to purchase the property once developed and stabilized.

•
On April 4, 2013, we increased the aggregate borrowing amount on our revolving credit facility from $15.0 million to $30.0 million and reduced our interest rate payable on borrowed amounts from 30-day LIBOR plus 500 basis points to 30-day LIBOR plus 450 basis points. Other than with regard to this instrument, we continue to hold no debt at the Company or Operating Partnership levels, have no cross-collateralization of our real estate assets, and have no contingent liabilities at the Company or Operating Partnership levels with regard to our secured mortgage debt on our communities.

•
We declared a quarterly dividend on our Common Stock of $0.145 per share, which was paid on April 22, 2013 to all common shareholders of record as of March 28, 2013. Our aggregate dividend declarations on our Common Stock, our Series A Redeemable Preferred Stock and Series B Preferred Stock during the three-month period ended March 31, 2013 were:

	Preferred
Common	Series A	Series B	Total
$771,923	$360,039	$690,476	$1,822,438

Acquired properties

On January 23, 2013, we acquired the following three entities from Williams Multifamily Acquisition Fund, or WMAF, an entity with properties managed by Preferred Residential Management LLC, which is an affiliate of the Company:

•
Ashford Park REIT, Inc, the fee-simple owner of a 408-unit multifamily community located in Atlanta, Georgia, or Ashford Park, for a total purchase price of approximately $39.6 million, exclusive of acquisition-related and financing-related transaction costs and assumed mortgage debt. In connection with the acquisition, we paid an acquisition fee of $394,250, or 1.0% of the contract purchase price, to our Manager.

•
Lake Cameron REIT, Inc, the fee-simple owner of a 328-unit multifamily community located in suburban Raleigh, North Carolina, or Lake Cameron, for a total purchase price of approximately $30.5 million, exclusive of acquisition-related and financing-related transaction costs and assumed mortgage debt. In connection with the acquisition, we paid an acquisition fee of $304,200, or 1.0% of the contract purchase price, to our Manager.

•
McNeil Ranch REIT, Inc, the fee-simple owner of a 192-unit multifamily community located in Austin, Texas, or McNeil Ranch, for a total purchase price of approximately $21.0 million, exclusive of acquisition-related and financing-related transaction costs and assumed mortgage debt. In connection with the acquisition, we paid an acquisition fee of $209,950, or 1.0% of the contract purchase price, to our Manager.

Mr. Williams and Mr. Silverstein, through their officer positions at WRA, the manager of WMAF, may have the ability to exert significant influence on the day-to-day business operations of WMAF, other than transactions with Mr. Williams, Mr. Silverstein, or their affiliates.

Community	Purchase Price (millions)(1)	New Mortgage Amount (millions)	Debt / Purchase Price

Ashford Park	$39.6	$25.6	64.6%
Lake Cameron	30.5	19.8	64.9%
McNeil Ranch	21.0	13.6	64.8%

Total	$91.1	$59.0	64.8%

(1) Exclusive of assumed mortgage debt

Real estate loans, Notes Receivable, and Line of Credit

			Total units upon		Loan balance at March	Total loan	Purchase option window		Purchase
Project/Property	(1)	Location	completion		31, 2013 (4)	commitments	Begin	End	option price

Trail II		Hampton, VA	96		$5,955,231	$6,000,000	4/1/2014	6/30/2014	$17,825,600
Summit II		Suburban Atlanta, GA	140		6,056,417	6,103,027	10/1/2014	2/28/2015	$19,254,155
Crosstown Walk	(2)	Suburban Tampa, FL	N/A	(2)	4,680,439	4,685,000	N/A	N/A	N/A
City Park		Charlotte, NC	284		7,490,276	10,000,000	11/1/2015	3/31/2016	$30,945,845
City Vista		Pittsburgh, PA	272		8,129,326	12,153,000	2/1/2016	5/31/2016	$43,560,271
Madison - Rome	(3)	Rome, GA	—		5,119,584	5,360,042	N/A	N/A	N/A
Lely		Naples, FL	308		2,045,602	12,713,242	4/1/2016	8/30/2016	$43,500,000

			1,100	(2)	$39,476,875	$57,014,311

	(1)	All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated.
	(2)
Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013; the planned 342 units in the project will bring our total additional units upon completion to 1,442.

	(3)	Madison-Rome is a mezzanine loan for a planned 88,351 square foot retail development project.
	(4)	Loan balances are presented net of any associated deferred revenue related to accrued additional interest or exit fees.

Lely

On March 28, 2013, we made a mezzanine loan of up to $12,713,242 to Lely Apartments LLC, or Lely, a Georgia limited liability company, to partially finance the construction of a 308-unit multifamily community located in Naples, Florida. At March 31, 2013, Lely had drawn $2,169,087 of the loan amount.

The Lely mezzanine loan matures on February 28, 2016, with options to extend until February 28, 2018, and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for us to realize the additional interest.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Aster Lely Apartments, LLC, a Georgia limited liability company, a wholly owned subsidiary of Lely, and the ultimate owner of the property, and by unconditional guaranties of payment and performance by Clark Butler and Jeff D. Warshaw, unaffiliated third parties and principals of the borrower. Prepayment of the mezzanine loan is permitted in whole, but not in part, without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $25.0 million that is held by an unrelated third party. Messrs. Butler and Warshaw have guaranteed the completion of the project in accordance with the plans and specifications and have entered into joint and several repayment guaranties of the mezzanine loan until such time as a certificate of occupancy is received for the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the Lely mezzanine loan and subsequently in connection with future drawn amounts on the loan, we received a total loan fee of 2% of the aggregate amount of the loan, or $254,265, net of $9,133 in acquisition fees paid for the bridge loan, and paid a cumulative acquisition fee of $127,133 to the Manager out of these funds.

Crosstown Walk

On October 29, 2012, we amended the real estate acquisition bridge loan we made on June 29, 2012 to Iris Crosstown Apartments LLC, or Crosstown Walk, a Florida limited liability company, for Crosstown Walk to acquire a parcel of land located in suburban Tampa, Florida, upon which a multifamily community is to be constructed. The amendment increased the aggregate amount of the loan to $4,685,000. The amount drawn under the loan at March 31, 2013 was $4,680,439. The amendment also extended the maturity date to March 31, 2013, with no option to further extend. The loan pays current monthly interest of 8% per annum, with an additional 6% per annum exit fee which is due when the loan is repaid. There are no contingent events that are necessary to occur for us to realize the additional interest.

The bridge loan is collateralized by a mortgage, an assignment of project documents and by unconditional guaranties of payment and performance by W. Daniel Faulk, Jr., Richard A. Denny, and J. Michael Morris, unaffiliated third parties and principals of the borrower. In connection with the closing of the bridge loan and the subsequent amendments, we received a total loan fee of 2% of the amount drawn on the loan, or $94,433 and paid a cumulative acquisition fee of $47,217 to our Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

Madison-Rome

On September 28, 2012, we made a land acquisition bridge loan in the amount of $5,360,042 to Madison Retail - Rome LLC, or Madison-Rome, a Delaware limited liability company, to partially finance the construction of an 88,351 square foot retail complex located in Rome, Georgia. On November 13, 2012, the loan was converted to a mezzanine construction loan and at March 31, 2013, Madison-Rome had drawn $5,165,764 of the loan amount.

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

City Park

On September 6, 2012, we made a mezzanine loan of up to $10,000,000 to Oxford City Park Development LLC, or City Park, a Georgia limited liability company, to partially finance the construction of a 284-unit multifamily community located in Charlotte, North Carolina. At March 31, 2013, City Park had drawn $7,556,482 of the loan amount.

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

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Oxford City Park Apartments LLC, a Georgia limited liability company, a wholly owned subsidiary of City Park and the ultimate owner of the property. Prepayment of the mezzanine loan is permitted in whole, but not in part without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $18.6 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, unaffiliated third parties and principals of the borrower, have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Park mezzanine loan and subsequently in connection with future drawn amounts on the loan, we received a total loan fee of 2% of the amount drawn on the loan, or $148,505, and paid a cumulative acquisition fee of $74,253 to our Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

City Vista

On August 31, 2012, we made a mezzanine loan of up to $12,153,000 to Oxford City Vista Development LLC, or City Vista, a Georgia limited liability company, to partially finance the construction of a 272-unit multifamily community located in Pittsburgh, Pennsylvania. At March 31, 2013, City Vista had drawn $8,200,463 of the loan amount.

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

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Oxford City Vista Apartments LLC, a Georgia limited liability company, a wholly owned subsidiary of City Park and the ultimate owner of the property. Prepayment of the mezzanine loan is permitted in whole but not in part without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $28.4 million that is held by an unrelated third party. W. Daniel Faulk, Jr. and Richard A. Denny, unaffiliated third parties and principals of the borrower, have guaranteed the completion of the project in accordance with the plans and specifications. In addition, Messrs. Faulk and Denny have entered into joint and several repayment guaranties of the mezzanine loan. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the City Vista mezzanine loan and subsequently in connection with future drawn amounts on the loan, we received a total loan fee of 2% of the amount drawn on the loan, or $159,618 and paid a cumulative acquisition fee of $79,809 to our Manager out of these funds. Additional loan fees will be recorded on subsequent drawn amounts up to the full aggregate amount of the loan.

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

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Summit II, as well as by personal guaranties of repayment by W. Daniel Faulk, Jr. and Richard A. Denny, unaffiliated third parties and principals of the borrower. The guaranties are to remain in effect until a certificate of occupancy is obtained for the property. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

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

In connection with the closing of the Trail II mezzanine loan, we received a loan fee of 2% of the loan amount, or $120,000, and a loan commitment fee of $14,333. We paid an acquisition fee of $60,000 to its Manager out of these funds.
Notes Receivable
On March 20, 2013, we made a bridge loan in an amount of up to $500,000 to 360 Residential, LLC, or Irvine, a Georgia limited liability company. The loan bears interest at 8% per annum and interest only payments are due on a monthly basis until the maturity date of March 20, 2014. The loan may be prepaid at any time, in whole or in part, without penalty and accrues a cumulative compounded 6% exit fee which is due at repayment or maturity. The amounts payable under the terms of the loan are backed by guaranties of payment and performance by Clark Butler and Jeff D. Warshaw, unaffiliated third parties and principals of the borrower.

On January 24, 2013, we issued a promissory note in the amount of $1.5 million to Pecunia Management, LLC, or Pecunia, a Florida limited liability company. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of January 23, 2015. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by an assignment of Pecunia's rights to dealer manager fees payable by the Company to IAA, a wholly-owned subsidiary of Pecunia,  pursuant to the Dealer Manager Agreement between the Company and IAA, dated November 18, 2011.

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

On November 15, 2012, we made a loan in the amount of $650,000 to International Assets Advisory, LLC, or IAA, in the form of a subordinated loan. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of November 15, 2013. The loan may not be prepaid prior to maturity. The amounts payable under the terms of the loan are backed by rights of withholding dealer manager fees due IAA under the dealer manager agreement for our Primary Series A Offering. As of March 31, 2013, the Company has retained certain accrued dealer manager fees totaling $375,000 as additional security on this loan.

On September 14, 2012, we made a loan in the amount of $500,000 to Newport Development, LLC, or Newport, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The full amount of the loan was drawn as of March 31, 2013. The loan bears interest at 15% per annum and interest only payments are due on a monthly basis until the maturity date of April 30, 2013. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by personal guaranties of repayment issued by Robert F. Krause, Jr., and J. Richard Stephens, Jr., principals of Newport and who are unaffiliated third parties.

On March 26, 2012, we made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due beginning May 1, 2012, and continued on a monthly basis until the repayment of the loan, which occurred on September 6, 2012.
Line of Credit
On January 3, 2013 we increased the balance on the revolving line of credit to our Manager to an aggregate amount of up to $1.5 million, in order to provide liquidity to our Manager in support of its ongoing business operations. The credit line bears interest at 8.0% per annum, with interest payable monthly and matures on July 31, 2013. At March 31, 2013, the amount outstanding under the line was $926,221.

Three Months Ended March 31, 2013 versus 2012

Revenues

We recorded total rental revenue of approximately $4.3 million for the three-month period ended March 31, 2013, versus approximately $2.2 million for the three-month period ended March 31, 2012. The increase in rental revenue in 2013 was primarily due to the acquisitions of our three multifamily communities on January 23, 2013 and the contributions of rental revenue from those properties. On a same-store basis, which comprises our three multifamily communities which we have owned for at least 15 full months (Trail Creek, Summit Crossing, and Stone Rise), rental revenues were approximately $2.3 million for the three-month period ended March 31, 2013, as compared to approximately $2.2 million for the prior year period. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from owned multifamily communities. At March 31, 2013, the combined properties had physical occupancy rates of 93.0%. For the three-month period ended March 31, 2013, our average monthly economic occupancy was 91.6% and our average physical occupancy was 93.8%. We define physical occupancy as the number of units occupied divided by total apartment units. We calculate average economic occupancy by dividing gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions by gross potential rent.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increase in other property revenues to approximately $379,000 for the three-month period ended March 31, 2013 versus approximately $264,000 for the three-month period ended March 31, 2012 and was also due primarily to the acquisition of the three communities in January 2013.

Interest income from our real estate loans increased substantially for the three-month period ended March 31, 2013 versus March 31, 2012 due to the addition of five new mezzanine loans and one real estate related loan since the end of the first quarter of 2012.

	Three months ended March 31,
	2013	2012
Interest income:
Summit II	$122,061	$—
Trail II	120,000	120,000
Crosstown Walk	93,327	—
City Park	137,934	—
City Vista	155,007	—
Lely	1,902	—
Madison-Rome	101,949	—

Total	732,180	120,000

Accrued exit fees	442,989	13,070
Net loan fee revenue recognized	27,311	4,325

Total interest income on real estate loans	1,202,480	137,395

Total interest income on notes and line of credit	109,450	1,603

Total interest income	$1,311,930	$138,998

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $1.1 million and $565,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The increase for the three-month period ended March 31, 2013 was driven by the acquisition of our three newly-acquired multifamily properties in January 2013. On a same-store basis, these expenses were approximately $541,000 for the three-month period ended March 31, 2013, as compared to approximately $565,000 for the prior year period. The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs, and landscaping costs. The number of employees assigned by our property manager to our six multifamily communities at March 31, 2013 is not expected to change materially over the foreseeable future. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Property management fees to related party

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $188,000 and $100,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The three-month period increase was also attributable primarily to the ownership and operation of the three newly-acquired multifamily communities.

We also paid general and administrative expense fees and asset management fees to our Manager which totaled approximately $384,000 and $181,000 for the three-month periods ended March 31, 2013 and 2012, respectively. General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted. The percentage of these costs charged is governed by the Third Amended and Restated Management Agreement with our Manager. The increases in general and administrative expense fees and asset management fees for the three-month period were attributable primarily to the ownership and operation of the three newly-acquired multifamily communities in January 2013, as well as the incremental effect of the additional real estate loans we added subsequent to the first quarter of 2012.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. The current assessed values of our communities, the estimated annual effective tax rates and expected total property taxes for 2013, as of March 31, 2013 were:

Property	2012 Assessed Value	2012 Property Tax Rate	Property Taxes, FYE 2012

Stone Rise	$11,130,000	3.34%	$371,333
Summit Crossing	5,937,815	2.66%	157,791
Trail Creek	21,566,200	1.07%	231,303
Ashford Park	36,720,000	1.96%	N/A
Lake Cameron	23,755,976	0.95%	N/A
McNeil Ranch	19,000,000	2.56%	N/A

Total	$118,109,991	1.86%	$760,427

We generally expect the assessed values of our multifamily communities to rise over time, owing to our expectation of improving market conditions, pressure on municipalities to raise revenues and increased activity in the transactional market. However, we have some protection against any potential rise in assessments at Stone Rise because its assessed value is frozen through 2015, unless there is a county wide reassessment. We are currently appealing the assessed value of our Ashford Park community.

General and Administrative

We recorded general and administrative expenses of approximately $115,000 and $86,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The increase in 2013 over the corresponding 2012 period was attributable primarily to the ownership and operation of the three newly-acquired multifamily communities in January 2013.

Equity compensation to directors and executives

We recorded amortization expense during the three-month period ended March 31, 2013 related to both the 2012 Class B Unit grants, which were granted on January 3, 2012 as compensation for service to be provided during 2012, and the 2013 Class B Unit grants, which were granted on January 2, 2013, as compensation for service to be provided during 2013. We expect future annual service grants of Class B Units to our executives to be individually amortized over the period of service that pertain to each year.

Details by grant for equity compensation awards for the three-month periods ended March 31, 2013 and 2012 were:

	Three months ended March 31,
	2013	2012

Quarterly board member committee fee grants	$18,168	$18,287
Class B Unit awards:
Executive officers - 2012	2,580	237,184
Executive officers - 2013	213,237	—
Vice chairman of board of directors	10,249	—
Grants of Restricted Stock to board members for annual service:
2011	—	64,109
2012	64,687	—

Total	$308,921	$319,580

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $4.1 million and $1.0 million for the three-month periods ended March 31, 2013 and 2012, respectively. The increase from the 2012 period to the 2013 period was primarily due to the amortization of the acquired intangible assets related to the three newly-acquired multifamily communities of approximately $2.4 million for the three-month period ended March 31, 2013. These intangible assets will be amortized in full during 2013 and there were no such expenses for the 2012 period. Additionally, depreciation expense of acquired tangible real estate assets related to the three newly-acquired multifamily communities was approximately $1.0 million.

Interest expense

We recorded interest expense of approximately $1.1 million and $0.5 million for the three-month periods ended March 31, 2013 and 2012, respectively. The increase was primarily attributable to the incremental interest and amortized loan costs on additional mortgage indebtedness from the three newly-acquired communities of approximately $393,000, and interest expense and amortized loan costs on our Credit Facility which we entered into in August of 2012 of approximately $222,000, for the three-month period ended March 31, 2013.

Acquisition costs

We recorded acquisition costs for our three multifamily communities of approximately $1.1 million for the three-month period ended March 31, 2013, versus acquisition costs of $912 for the comparable 2012 period. Acquisition costs consisted of due diligence, purchase negotiation, appraisals, acquisition fees, and other costs related to the three newly-acquired multifamily communities. Acquisition costs in 2013 included $1,062,574 in acquisition fees paid to reimburse our Manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other costs related to acquiring these real estate assets. These fees are calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Insurance, Professional fees and other expenses

We recorded insurance, professional fees and other expenses of approximately $300,000 and $162,000 for the three-month periods ended March 31, 2013 and 2012, respectively. These costs consist principally of fees for audit, Sarbanes-Oxley compliance, tax and legal work performed and the increase was due primarily to higher accounting and legal costs incurred in 2013 related primarily to audits of the property level financial statements of our three newly-acquired properties.

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

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

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

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

Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders and
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders
to Net Loss Attributable to Common Stockholders (A)

		Three months ended:
		3/31/2013	3/31/2012

Net loss attributable to common stockholders		$(4,179,650)	$(480,735)

Less:	Loss attributable to non-controlling interests (See note 1)	(61,486)	—
Add:	Depreciation of real estate assets	1,697,398	971,518
	Amortization of acquired intangible assets	2,382,284	—

Funds from operations attributable to common stockholders and Unitholders		(161,454)	490,783

Add:	Acquisition costs	1,107,011	912
	Non-cash equity compensation to directors and executives	308,921	319,580
	Amortization of loan closing costs (See note 2)	137,761	21,493
	Depreciation/amortization of non-real estate assets	32,621	5,884
	Net mezzanine loan fees received (See note 3)	154,174	—
Less:	Non-cash mezzanine loan interest income (See note 3)	(480,393)	(17,378)
	Amortization of acquired intangible liabilities (See note 4)	(115,498)	—
	Normally recurring capital expenditures (See note 5)	(85,226)	(52,333)

Adjusted funds from operations attributable to common stockholders and Unitholders		$897,917	$768,941

Common Stock dividends and distributions to unitholders declared:
	Common Stock dividends	$771,923	$673,181
	Distributions to Unitholders (See note 1)	15,513	—
	Total	$787,436	$673,181

Common Stock dividends and unitholder distributions per share		$0.145	$0.13

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	5,289,690	5,151,164
	Class A Units	104,610	—
	Common Stock and Class A Units	5,394,300	5,151,164

	Diluted: (B)
	Common Stock and Class A Units	5,574,741	5,389,063

Actual shares of Common Stock outstanding, including 33,046 and 26,000 unvested shares
of restricted Common Stock at March 31, 2013 and 2012, respectively		5,323,605	5,178,313
Actual Class A units outstanding		106,988	—
	Total	5,430,593	5,178,313

(A) Units and unitholders refer to recipients of Class B Units for annual service provided during 2012. On January 3, 2013, these Class B Units became vested and earned and so automatically converted to Class A Units of the Operating Partnership. These Units collectively represent an approximate 1.93% weighted average non-controlling interest in the Operating Partnership for the three-month period ended March 31, 2013 and are exchangeable on a 1:1 basis for shares of Common Stock.

(B) Since our AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Company's Class B Units granted in the Operating Partnership, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted since we recorded a net loss available to common stockholders for the periods presented.

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Loss Attributable to Common Stockholders

1)
As of March 31, 2013, the 106,988 Class B units of the Operating Partnership, awarded to our key executive officers for service performed during 2012, became vested and earned on January 3, 2013. These units automatically converted to Class A units of the Operating Partnership, and as such are apportioned a percentage of the Company's financial results as non-controlling interests. The weighted average ownership percentage of these Class A Unitholders for the first quarter of 2013 was calculated to be 1.93%.

2)
We incurred aggregate loan closing costs of approximately $1.5 million on our mortgage loans, which are secured on a property-by-property basis by each of our six acquired multifamily communities. In addition, we paid a total of $323,918 in loan closing costs to secure our $15.0 million revolving line of credit, which was increased to $30.0 million in April 2013. These loan costs are being amortized over the lives of the respective loans, and the non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to these assets, other than in connection with our revolving line of credit.

3)
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

4)
This adjustment is the reversal of the non-cash amortization of below-market lease intangibles, which were recognized in conjunction with the acquisition of the Ashford Park and McNeil Ranch multifamily communities. These intangibles, totaling approximately $277,000, are to be amortized over the estimated average remaining lease term of approximately six months.

5)
We deduct from FFO normally recurring capital expenditures that are necessary to maintain the communities' revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for non-recurring capital expenditures, which totaled $3,600 and $170,333 for the three-month periods ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility; and

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders.

On August 31, 2012, we, in conjunction with our Operating Partnership, entered into a credit agreement with Key Bank National Association, or the Lender, to obtain a $15.0 million senior secured revolving credit facility, or Credit Facility. The permitted uses of the Credit Facility are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrued interest at a variable rate of the 1 month London Interbank Offered Rate, or LIBOR, index plus 500 basis points until April 4, 2013, at which point we amended the Credit Facility to reduce the interest rate to LIBOR plus 450 basis points. This rate was approximately 5.2% per annum at March 31, 2013. The Credit Facility also bears a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility has a maturity date of August 31, 2013. On April 4, 2013, we increased the aggregate borrowing amount under our Credit Facility from $15.0 million to $30.0 million and extended the maturity date to April 4, 2014. We paid fees and expenses of approximately $200,000 to amend the Credit Facility.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2013, we were in compliance with all covenants related to the Credit Facility.

At March 31, 2013, we had repaid the entire balance due under the Credit Facility. Interest expense was $141,385 (excluding deferred loan cost amortization of $81,079) and the weighted average interest rate was 5.2% for the three-month period ended March 31, 2013.

Our net cash provided by operating activities for the three-month periods ended March 31, 2013 and 2012 was approximately $756,000 and approximately $927,000, respectively. The decrease in net cash provided by operating activities for the three-month period ended March 31, 2013 compared to the prior year period reflects the reduction of approximately $1.1 million of acquisition costs in the 2013 period, which was funded by the net proceeds from the sale of the Series B Preferred Stock. Partially offsetting this effect was an increase in cash collections of interest income from our larger portfolio of real estate loans and notes in the first quarter of 2013 of approximately $0.7 million as compared to the 2012 period.

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

Our net cash used in investing activities was approximately $28.0 million and $0.9 million for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. The 2013 period included disbursements for our three newly acquired properties of approximately $21.7 million and issuances of real estate loans and notes receivable which totaled approximately $6.9 million, versus disbursements for notes receivable in the 2012 period of $650,000.

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

For the three-month period ended March 31, 2013, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$3,600			$3,600
Other nonrecurring capital expenditures	—	—	—	—			—
Total nonrecurring capital expenditures	—	—	—	3,600	—	—	3,600

Normally recurring capital expenditures	15,929	14,803	12,224	19,405	11,685	11,180	85,226
Total capital expenditures	$15,929	$14,803	$12,224	$23,005	$11,685	$11,180	$88,826

For the three-month period ended March 31, 2012, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$4,993	$160,552	$4,788	$170,333
Other nonrecurring capital expenditures	—	—	—	—
Total nonrecurring capital expenditures	4,993	160,552	4,788	170,333

Normally recurring capital expenditures	16,567	22,779	12,987	52,333
Total capital expenditures	$21,560	$183,331	$17,775	$222,666

Net cash provided by financing activities was approximately $29.7 million and $0.6 million for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. During the 2013 period, our significant financing cash sources were the receipt of approximately $37.2 million from the placement of our Series B Preferred Stock and $20.0 million from proceeds of our Unit offering. Our significant financing cash disbursements during the three-month period ended March 31, 2013 were net repayment of amounts owed on our Credit Facility of approximately $14.8 million, net cash for refinancing existing mortgage debt on our three newly-acquired properties of approximately $11.3 million, and dividend payments of approximately $1.1 million. For the three-month period ended March 31, 2012, our significant financing proceeds consisted of proceeds from our Unit offering of approximately $2.0 million, offset by disbursements for dividends and deferred offering costs of approximately $1.3 million.

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

For the three-month period ended March 31, 2013, our dividend activity consisted of dividends on our Series A Preferred Stock and Series B Preferred Stock, which totaled $1,050,515, plus a $0.145 per share common stock dividend which totaled $771,923. For the three-month period ended March 31, 2012, our dividend activity consisted of dividends on our Series A Preferred Stock of $718, plus a $0.13 per share common stock dividend which totaled $673,181. Our cash-generating activity as measured by cash flows provided by operating activities for the three-month period ended March 31, 2013 was $756,390, which reflects a reduction of approximately $1.1 million of acquisition costs which were funded not by current operating results, but from net proceeds of the Series B Preferred Stock. Partially offsetting this decrease was increased cash collected from interest payments of approximately $700,000 on a larger real estate loan portfolio. Cash flows provided by operating activities for the three-month period ended March 31, 2012 were $927,394. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods of significant property acquisition activity, periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

On February 7, 2013, we declared a quarterly dividend on our Common Stock of $0.145 per share, an increase of approximately 16% from our initial dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 10.6%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

For the three-month period ended March 31, 2013, our Series A Preferred Stock dividend activity consisted of:

	Declaration date	Record date	Payment date	Dividend distributions	(1)

	1/24/2013	1/31/2013	2/20/2013	$107,551
	2/7/2013	2/28/2013	3/20/2013	$119,885
	2/7/2013	3/28/2013	4/22/2013	$132,603
				$360,039

(1)
The Series A Preferred Stock receives dividend distributions of $5.00 per share for each full month and, for shares outstanding for less than a full month, a prorated amount based on such monthly rate.

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Unit offerings.

On February 7, 2013, we declared a dividend on our Series B Preferred Stock, equivalent to $0.145 per share of Common Stock on an as-converted basis. Such dividends on the Series B Preferred Stock may only be declared and paid if like-amount dividends are declared and paid on our Common Stock. The Series B Preferred Stock dividend totaled $690,476 and was paid on April 22, 2013. All 40,000 shares of the Series B Preferred Stock will be converted to 5,714,274 shares of Common Stock on May 16, 2013.

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

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Primary Series A Offering, Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Primary Series A Offering during 2013, which expires on December 31, 2013. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On November 18, 2011, the SEC declared effective our registration statement on Form S-11 (registration number 333-176604), or the Registration Statement, for our Primary Series A Offering. The price per Unit is $1,000. The Series A Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Series A Preferred Stock will begin accruing on the date of issuance. The Series A Preferred Stock is redeemable at the option of the holder beginning two years following the date of issuance, subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2013, we had issued an aggregate of 41,522 Units from our Primary Series A Offering, leaving 108,478 Units available to be issued.

On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for our Follow-On Offering, which registration statement has not yet been declared effective by the SEC. The terms of the Follow-On Offering and features of the related Units are substantially the same as the Primary Series A Offering.

On January 17, 2013, we issued 40,000 shares of our Series B Preferred Stock at a purchase price of $1,000 per share through a private placement transaction. The gross proceeds totaled $40.0 million, with net proceeds to us of approximately $37.6 million after commissions. The Series B Preferred Stock will convert into 5,714,274 shares of Common Stock on May 16, 2013. On April 15, 2013, we filed a resale registration statement (registration number 333-187925) for the purpose of registering the resale of the underlying shares of Common Stock into which the shares of Series B Preferred Stock will convert on May 16, 2013.

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

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), in addition to our Credit Facility. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities. The number of different multifamily communities and other investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of March 31, 2013, our outstanding debt (both secured and unsecured) was approximately 44.2% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at March 31, 2013. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of March 31, 2013, we had long term mortgage indebtedness of approximately $114.7 million, all of which was incurred by us in connection with the acquisition or refinancing of our six multifamily communities. The outstanding balance includes fixed-rate debt of approximately $79.9 million, or 69.7% of the total mortgage debt balance, and floating-rate debt of approximately $34.8 million, or 30.3% of the total mortgage debt balance.

As of March 31, 2013, we had approximately $5.4 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant, issued to International Assets Advisory, LLC, or IAA, for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of March 31, 2013, we had outstanding 41,522 Warrants from our Primary Series A Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. On March 30, 2013, a total of 2,155 Warrants became exercisable into a total of 43,100 shares of Common Stock. The remainder of the Warrants outstanding at March 31, 2013 become exercisable between April 30, 2013 and March 28, 2014 and have exercise prices that range between $9.00 and $11.50 per share. If all the outstanding Warrants at March 31, 2013 become exercisable and were exercised, gross proceeds to us would be approximately $8.6 million and we would as a result issue an additional 830,440 shares of Common Stock.

Contractual Obligations

As of March 31, 2013, our contractual obligations consisted of the six mortgage notes secured by our acquired properties and the Credit Facility. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at March 31, 2013 of 0.21%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$22,733,315	$3,869,152	$7,684,716	$7,536,413	$3,643,034
Principal	114,682,000	—	1,957,232	2,383,386	110,341,382
Line of credit:
Interest	—	—	—	—	—
Principal	—	—	—	—	—
Total	$137,415,315	$3,869,152	$9,641,948	$9,919,799	$113,984,416

In addition, we had unfunded real estate loan balances totaling approximately $17.1 million at March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. $19.5 million of our floating-rate debt has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) and approximately $15.3 million of our floating rate debt has LIBOR effectively capped at 4.05% (all-in rate of 6.85%), both through caps on the maximum interest rate on our debt under Freddie Mac's capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as all of our floating rate debt financing our communities was incurred in April 2011 and does not mature until May 2018. Our Credit Facility accrued interest at a spread over LIBOR of 5.0% until its amendment on April 4, 2013, after which the interest spread was reduced to 4.5%; this combined rate is uncapped. Because of the short term nature of this loan, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2013, would increase by approximately $348 thousand on an annualized basis, or decrease by approximately $71 thousand on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.21% at March 31, 2013, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We and our subsidiaries are not currently subject to any legal proceedings that we consider material.

Item 1A.	Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2012 that was filed with the SEC on March 15, 2013.

Distributions paid from sources other than our net cash provided by operating activities, particularly from proceeds of any offerings of our securities, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with net cash provided by operating activities and may adversely affect your overall return.

On February 7, 2013, the Company declared a quarterly dividend on its Common Stock of $0.145 per share for first quarter 2013, which totaled $771,923. In addition, the Company declared a quarterly dividend of $0.145 per share, on an as-converted basis, on the Series B Preferred Stock, pro rata from January 16, 2013, its date of issuance, to March 31, 2013, which totaled $690,476. These dividends were paid on April 22, 2013 to all common and Series B Preferred stockholders of record as of March 28, 2013. In conjunction with the Common Stock dividend, our Operating Partnership declared a distribution on its Class A Units of $0.145 per unit for first quarter 2013, which totaled $15,513 and was paid on approximately April 22, 2013 to all Class A Unit holders of record as of March 28, 2013. We also declared and paid monthly dividends of $5.00 per share on our Series A Redeemable Preferred Stock, which totaled $360,039 for the three-month period ended March 31, 2013. Our aggregate dividend declarations and distributions for the first quarter 2013 totaled $1,837,951.

For the three-month period ended March 31, 2013, our net cash provided by operating activities was $756,390, which amount reflects a reduction of approximately $1.1 million of acquisition costs incurred during this period in connection with our acquisition of three multifamily communities on January 23, 2013. We funded these acquisition costs with net proceeds from our Series B Preferred Stock private placement that closed on January 17, 2013. Pursuant to GAAP, regardless of the source of funds to pay acquisition costs, these acquisition costs are accounted for as deductions from total cash provided by operating activities to determine net cash provided by operating activities. As a result of the incurrence of approximately $1.1 million of acquisition costs in January 2013, our net cash provided by operating activities was not sufficient to fully fund our first quarter dividends and distributions by such $1.1 million amount, creating an approximately 58.8% shortfall in net cash provided by operating activities to distributions paid during the three-month period ended March 31, 2013. As we acquire multifamily properties and other real estate assets, we will incur substantial costs to perform due diligence tasks and other costs connected with acquiring these assets. The funding source of these acquisition costs may be from financing or operating activities. Regardless of the source of funding these acquisition costs, the net effect could cause our dividend distributions to exceed our net cash provided by operating activities and could have a detrimental effect on our stock price and the value of your investment.
As mentioned above, we have paid distributions from sources other than from net cash provided by operating activities. If we have not generated sufficient net cash provided by operating activities and other sources, such as from borrowings, the sale of additional securities, advances from our Manager, our Manager's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from any offering of our securities. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds may be a return of capital to stockholders, from which we will have already paid offering expenses in connection with the related offering. We have not established any limit on the amount of proceeds from our securities offerings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of an offering of our securities, we will have less funds available for acquiring properties or real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of an offering of our securities may affect our ability to generate net cash provided by operating activities. Funding distributions from the sale of our securities could dilute the interest of our common stockholders if we sell shares of our Common Stock or securities convertible or exercisable into shares of our Common Stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient net cash provided by operating activities, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on our stockholders.

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
101
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated balance sheets at March 31, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three months ended March 31, 2013 and 2012, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.