Form 10-Q
period 2013-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2013-08-12
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34995

Preferred Apartment Communities, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-1712193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3625 Cumberland Boulevard, Suite 1150, Atlanta, GA 30339
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
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of August 8, 2013 was 11,038,587.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
Assets

Real estate
Land	$31,300,000	$13,052,000
Building and improvements	134,053,563	60,284,587
Furniture, fixtures, and equipment	19,045,363	8,771,346
Construction in progress	471,146	3,023
Gross real estate	184,870,072	82,110,956
Less: accumulated depreciation	(9,972,027)	(6,288,998)
Net real estate	174,898,045	75,821,958
Real estate loans, net	54,051,147	35,106,197
Total real estate and real estate loans, net	228,949,192	110,928,155

Cash and cash equivalents	7,542,943	2,973,509
Restricted cash	2,396,226	540,232
Notes receivable	9,069,363	2,450,000
Revolving line of credit to related party	1,992,738	936,827
Deferred interest receivable on real estate loans	1,618,949	718,901
Tenant receivables, net of allowance of $14,661 and $18,623	16,639	11,453
Acquired intangible assets, net of amortization of $10,586,662 and $5,537,067	2,103,293	—
Deferred loan costs, net of amortization of $1,099,837 and $258,492	1,874,695	681,632
Deferred offering costs	3,991,629	3,347,965
Other assets	832,533	703,256

Total assets	$260,388,200	$123,291,930

Liabilities and equity

Liabilities
Mortgage notes payable	$127,516,000	$55,637,000
Accounts payable and accrued expenses	3,246,362	1,110,964
Revolving credit facility	14,136,932	14,801,197
Accrued interest payable	303,880	202,027
Dividends and partnership distributions payable	1,953,028	851,484
Security deposits and prepaid rents	543,106	330,108
Other deferred income	32,193	301,575
Total liabilities	147,731,501	73,234,355

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 150,000 shares authorized;
59,151 and 19,762 shares issued; 59,121 and 19,762 shares
outstanding at June 30, 2013 and December 31, 2012, respectively	591	198
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 11,037,879 and
5,288,444 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	110,379	52,885
Additional paid in capital	126,704,956	59,412,744
Accumulated deficit	(15,118,146)	(9,408,253)
Total stockholders' equity	111,697,780	50,057,574
Non-controlling interest	958,919	1
Total equity	112,656,699	50,057,575

Total liabilities and equity	$260,388,200	$123,291,930

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rental revenues	$5,062,433	$2,241,663	$9,362,672	$4,473,385
Other property revenues	586,262	282,039	965,052	546,220
Interest income on loans and notes receivable	1,992,950	337,279	3,288,030	476,277
Interest income on note from related party	27,063	—	43,913	—
Total revenues	7,668,708	2,860,981	13,659,667	5,495,882

Operating expenses:
Property operating and maintenance	890,498	388,875	1,480,075	701,008
Property salary and benefits to related party	553,096	238,857	1,032,983	491,478
Property management fees to related party	217,719	100,494	405,361	200,507
Real estate taxes	565,798	184,668	1,015,577	366,908
General and administrative	175,149	46,775	286,605	91,102
Equity compensation to directors and executives	290,165	286,027	599,086	605,607
Depreciation and amortization	4,884,319	917,014	8,996,622	1,894,416
Acquisition costs	3,525	—	202,136	912
Acquisition fees to related party	121,087	—	1,029,487	—
Management fees to related party	467,763	188,421	851,631	368,976
Insurance, professional fees, and other expenses	274,643	208,857	579,052	412,537
Total operating expenses	8,443,762	2,559,988	16,478,615	5,133,451

Operating (loss) income	(775,054)	300,993	(2,818,948)	362,431
Interest expense	1,242,829	535,582	2,384,764	1,073,657
Loss on early extinguishment of debt	604,337	—	604,337	—

Net loss	(2,622,220)	(234,589)	(5,808,049)	(711,226)

Plus consolidated net loss attributable
to non-controlling interests	36,670	—	98,156	—

Net loss attributable to the Company	(2,585,550)	(234,589)	(5,709,893)	(711,226)

Cash dividends to preferred stockholders	(745,417)	(78,967)	(1,795,932)	(79,685)
Deemed non-cash dividend to holders of
Series B Preferred Stock	(7,028,557)	—	(7,028,557)	—
Earnings attributable to unvested restricted stock	(4,352)	(4,296)	(9,144)	(7,676)

Net loss attributable to common stockholders	$(10,363,876)	$(317,852)	$(14,543,526)	$(798,587)

Dividends per share declared on Common Stock	$0.15	$0.13	$0.295	$0.26
Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(1.26)	$(0.06)	$(2.15)	$(0.15)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	8,198,340	5,177,170	6,752,050	5,164,167

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2013 and 2012
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non Controlling Interest	Total Equity

Balance at January 1, 2012	$—	$51,493	$43,828,030	$(9,261,623)	$34,617,900	$1	$34,617,901
Issuance of Units	100	—	10,015,450	—	10,015,550	—	10,015,550
Syndication and offering costs	—	—	(1,065,067)	—	(1,065,067)	—	(1,065,067)
Equity compensation to executives and directors	—	30	605,577	—	605,607	—	605,607
Vesting of restricted stock	—	260	(260)	—	—	—	—
Net loss	—	—	—	(711,226)	(711,226)	—	(711,226)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(79,685)	—	(79,685)	—	(79,685)
Dividends to common stockholders ($0.26 per share)	—	—	(1,350,657)	—	(1,350,657)	—	(1,350,657)
Balance at June 30, 2012	$100	$51,783	$51,953,388	$(9,972,849)	$42,032,422	$1	$42,032,423

Balance at January 1, 2013	$198	$52,885	$59,412,744	$(9,408,253)	$50,057,574	$1	$50,057,575
Issuance of Units	393	—	38,455,112	—	38,455,505	—	38,455,505
Syndication and offering costs	—	—	(6,387,968)	—	(6,387,968)	—	(6,387,968)
Equity compensation to executives and directors	—	21	599,065	—	599,086	—	599,086
Vesting of restricted stock	—	330	(330)	—	—	—	—
Vesting of Class B Units and conversion to Class A Units	—	—	(479,841)	—	(479,841)	479,841	—
Class B Units current period amortization	—	—	(449,289)	—	(449,289)	449,289	—
Conversion of Series B Preferred Stock to Common Stock	—	57,143	39,942,857	—	40,000,000	—	40,000,000
Net loss	—	—	—	(5,709,893)	(5,709,893)	(98,156)	(5,808,049)
Reallocation adjustment to non-controlling interests	—	—	(159,504)	—	(159,504)	159,504	—
Distributions to non-controlling interests	—	—	—	—	—	(31,560)	(31,560)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(1,105,457)	—	(1,105,457)	—	(1,105,457)
Dividends to series B preferred stockholders
($17.26 per share)	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.295 per share)	—	—	(2,431,957)	—	(2,431,957)	—	(2,431,957)
Balance at June 30, 2013	$591	$110,379	$126,704,956	$(15,118,146)	$111,697,780	$958,919	$112,656,699

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net loss	$(5,808,049)	$(711,226)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	3,683,029	1,892,113
Amortization expense	5,313,593	2,303
Amortization of below market lease	(261,695)	—
Deferred fee income amortization	(145,519)	(13,031)
Deferred loan cost amortization	422,395	42,986
Deferred interest income on real estate loans	(900,048)	—
Equity compensation to executives and directors	599,086	605,607
Deferred cable income amortization	(5,468)	—
Changes in operating assets and liabilities:
(Increase) in tenant receivables	(5,187)	(8,955)
(Increase) in other assets	(48,239)	(237,577)
Increase in accounts payable and accrued expenses	476,796	67,596
(Decrease) in accrued interest payable	(88,486)	(6,628)
Increase in security deposits	12,090	2,070
(Decrease) increase in prepaid rents	(4,547)	145,853
Increase in deferred income	—	16,275
Net cash provided by operating activities	3,239,751	1,797,386

Investing activities:
Investments in real estate loans	(25,626,531)	(8,914,128)
Notes receivable issued	(7,546,203)	(905,290)
Notes receivable repaid	956,665	—
Draws on line of credit by related party	(3,597,995)	—
Repayments of line of credit by related party	2,390,186	—
Acquisition fees received on real estate loans	1,017,440	179,430
Acquisition fees paid on real estate loans	(508,720)	(89,715)
Acquisition of properties, net	(33,476,928)	—
Additions to real estate assets - improvements	(642,428)	(221,925)
(Increase) in restricted cash	(811,880)	(131,672)
Net cash used in investing activities	(67,846,394)	(10,083,300)

Financing activities:
Proceeds from mortgage notes payable	59,045,000	—
Payments for mortgage extinguishment	(56,594,389)	—
Payments for mortgage loan costs	(1,607,394)	—
Proceeds from revolving lines of credit	30,129,147	—
Payments on revolving lines of credit	(30,793,414)	—
Proceeds from sales of Series B Preferred Stock, net of offering costs	36,956,575	—
Proceeds from sales of Units, net of offering costs	35,947,555	9,086,527
Common Stock dividends paid	(1,543,539)	(1,320,096)
Preferred stock dividends paid	(1,598,854)	(36,892)
Class A Unit distributions	(15,513)	—
Payments for deferred offering costs	(749,097)	(1,066,429)
Net cash provided by financing activities	69,176,077	6,663,110

Net increase (decrease) in cash and cash equivalents	4,569,434	(1,622,804)
Cash and cash equivalents, beginning of period	2,973,509	4,548,020
Cash and cash equivalents, end of period	$7,542,943	$2,925,216

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows (unaudited) - continued

Supplemental cash flow information:
Cash paid for interest	$2,668,558	$1,022,468

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$200,191	$32,712
Dividends payable - common	$1,660,034	$677,476
Dividends payable - preferred	$276,946	$42,793
Deemed non-cash dividend to holders of Series B Preferred Stock	$7,028,557	$—
Partnership distributions to non-controlling interest	$16,048	$—
Accrued and payable deferred offering costs	$499,932	$448,560
Reclass of offering costs from deferred asset to equity	$189,325	$142,485
Mortgage loans assumed on acquisitions	$69,428,389	$—
Mezzanine loan balance applied to purchase of property	$6,326,898	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

The Company completed its initial public offering, or IPO, on April 5, 2011. As of June 30, 2013, the Company had 11,037,879 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned the same number of units in the Operating Partnership, which represented a weighted-average ownership percentage of 98.31% for the six-month period ended June 30, 2013. The number of partnership units not owned by the Company totaled 106,988 at June 30, 2013 and represent Class B Unit awards to the Company's four executive officers that vested and became earned on January 3, 2013, and were automatically converted to Class A Units of the Operating Partnership at that date. The Class A Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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
June 30, 2013
(Unaudited)

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

The Company evaluates its tangible and identifiable intangible real estate assets for impairment when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. The total undiscounted cash flows of the asset group, including proceeds from disposition, are compared to the net book value of the asset group. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value to the discounted net cash flows of the asset group.

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
June 30, 2013
(Unaudited)

Deferred Loan Costs

Deferred loan costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness.

Deferred Offering Costs

Deferred offering costs represent costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of units, consisting of one share of Series A Redeemable Preferred Stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a bimonthly basis in variable amounts. Such offering is referred to herein as the Primary Series A Offering, pursuant to our registration statement on Form S-11 (registration number 333-176604), as may be amended from time to time. Deferred offering costs related to the Primary Series A Offering are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units issued to the maximum number of Units that are expected to be issued.

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

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans using the effective interest method. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company, any unamortized loan fee revenue from the first loan will be recognized as interest revenue over the term of the new loan. Direct loan origination fees and origination or acquisition costs applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income. The accrual of interest on all these instruments is stopped when there is concern as to the ultimate collection of principal or interest, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Real estate loan assets are reclassified as accrual-basis once interest and principal payments become current. Certain real estate loan assets include limited purchase options and exit fees or additional interest payments that are due the Company at maturity or in the event of a sale of the property or refinancing of the loan by the borrower to a third party. If the Company purchases the subject property, any accrued exit fee will be treated as additional consideration for the acquired project.

Promotional fees received from service providers at the Company’s properties are deferred and recognized on a straight-line basis over the term of the agreement.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

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

The Company's provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Net income or loss attributable to common stockholders is calculated by deducting dividends due to preferred stockholders, as well as nonforfeitable dividends due to holders of unvested restricted stock, which are participating securities under the two-class method of calculating earnings per share. Diluted earnings (loss) per share is computed by dividing earnings or net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the effect of dilutive securities such as share grants or warrants. No adjustment is made for potential Common Stock equivalents that are anti-dilutive during the period.

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

3. Real Estate Assets
On June 25, 2013, the Company completed the acquisition of a 96-unit townhome-style multifamily community adjacent to our Trail Creek community in Hampton, Virginia, or Trail II, for approximately $18.2 million, less a capital improvements reserve of $250,000, a value believed to approximate the fair value of the assets. The construction of Trail II was partially financed by a $6.0 million mezzanine loan held by the Company, which was applied to the purchase at the closing of the property acquisition, along with an exit fee for accrued interest of $283,062.

The Company allocated the purchase price of Trail II to the acquired assets and liabilities based upon their fair values, as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

Trail II
Land	$1,548,000
Buildings and improvements	13,411,080
Furniture, fixtures and equipment	1,968,402
In-place leases	908,286
Customer relationships	129,316
Restricted cash and security deposits	264,689
Prepaids, reserves and other assets	62,517
Security deposit liabilities	(14,803)
Accounts payable, accrued expenses and other liabilities	(14,505)
Below market leases	(106,398)

Net assets acquired	$18,156,584

Cash paid	$11,829,686
Reinvested mezzanine funds	6,326,898

Total consideration	$18,156,584
See note 6 for details regarding the acquisition fee paid related to this transaction.

On January 23, 2013, the Company completed the acquisition of the following three entities from Williams Multifamily Acquisition Fund, LP, a Delaware limited partnership, or WMAF, an entity whose properties were also managed by Preferred Residential Management LLC.

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

The purchase price for each of these three underlying properties was established by the 95% unaffiliated third party equity investor in WMAF, pursuant to terms of the WMAF partnership agreement. The Company allocated the purchase prices of the three properties to the acquired assets and liabilities based upon their fair values, as follows:

	Ashford Park	Lake Cameron	McNeil Ranch	Total
Land	$10,600,000	$4,000,000	$2,100,000	16,700,000
Buildings and improvements	23,067,264	21,248,442	15,962,582	60,278,288
Furniture, fixtures and equipment	3,226,260	3,195,131	1,593,637	8,015,028
In-place leases	2,445,317	1,787,929	1,414,373	5,647,619
Customer relationships	375,859	313,498	161,903	851,260
Restricted cash	405,437	110,019	528,659	1,044,115
Prepaids, reserves and other assets	67,642	41,609	36,153	145,404
Security deposit liabilities	(57,825)	(57,606)	(60,931)	(176,362)
Intangible liabilities	(164,700)	—	(112,495)	(277,195)
Accounts payable, accrued expenses and other
liabilities	(363,226)	(138,950)	(650,350)	(1,152,526)

Net assets acquired	$39,602,028	$30,500,072	$20,973,531	$91,075,631

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

	Ashford Park	Lake Cameron	McNeil Ranch	Total
Cash Paid	$902,028	$13,000,072	$7,745,142	$21,647,242
Mortgage Assumed	38,700,000	17,500,000	13,228,389	69,428,389

Total consideration	$39,602,028	$30,500,072	$20,973,531	$91,075,631

The combined entities of Ashford Park, Lake Cameron, and McNeil Ranch contributed approximately $3.0 million and $5.1 million of revenue and approximately $2.6 million and $5.5 million of net loss to the Company's consolidated results for the three-month and six-month periods ended June 30, 2013, respectively.

The Company recorded depreciation and amortization of tangible and intangible assets on all its multifamily communities as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Depreciation:
Buildings and improvements	$959,891	$411,835	$1,817,926	$823,634
Furniture, fixtures, and equipment	994,271	504,027	1,865,103	1,068,479
	1,954,162	915,862	3,683,029	1,892,113
Amortization:
Acquired intangible assets	2,929,005	—	5,311,290	—
Website development costs	1,152	1,152	2,303	2,303
Total depreciation and amortization	$4,884,319	$917,014	$8,996,622	$1,894,416
Amortization of acquired intangible assets for the six-month period ended June 30, 2013 commenced on January 23, 2013, the date of acquisition of the three newly-acquired WMAF communities, and on June 25, 2013, the acquisition date of Trail II. The intangible assets will be amortized in full during 2013 over a period ranging from the average remaining lease term, which was approximately six to seven months, to the average remaining lease term plus the average estimated renewal period. See note 15 for pro forma operating results of the Company, including the newly-acquired properties.

4.     Real Estate Loans, Notes Receivable, and Line of Credit

Overton

On May 8, 2013, the Company made a mezzanine loan of up to $16,600,000 to Newport Overton Holdings, LLC, or Overton, a Georgia limited liability company, to partially finance the construction of a 294-unit multifamily community located in suburban Atlanta, Georgia. At June 30, 2013, Overton had drawn $9,241,927 of the loan amount.

The Overton mezzanine loan matures on November 1, 2016 with options to extend to May 1, 2018, and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for the Company to realize the additional interest. The Company also has an option, but not an obligation, to purchase the property between and including July 8, 2016 and December 8, 2016 for a pre-negotiated purchase price of $51,500,000. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Newport Overton, LLC, a Georgia limited liability company, and by unconditional guaranties of payment and performance by Robert F. Krause, Jr. and Richie Stephens, unaffiliated third parties and principals of the borrower. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $31.7 million that is held by an unrelated third party. Messrs. Krause and Stephens have guaranteed the completion of the project in accordance with the plans and specifications and have entered into joint and several repayment guaranties of the mezzanine loan through receipt of a certificate of occupancy of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

In connection with the closing of the Overton mezzanine loan, the Company received a total loan fee of 2% of the aggregate amount of the loan, or $332,000, and paid a cumulative acquisition fee of 1% of the aggregate amount of the mezzanine loan, or $166,000, to the Manager out of these funds (See note 6).

Crosstown Walk

On April 30, 2013, the Company amended the real estate acquisition bridge loan it made on June 29, 2012 by conversion to a mezzanine loan of up to $10,962,000 to Iris Crosstown Partners LLC, or Crosstown Walk, a Georgia limited liability company, to partially finance the construction of a 342-unit multifamily community located in suburban Tampa, Florida. In conjunction with this transaction, Crosstown Walk repaid the balance of the bridge loan previously made to Crosstown Walk, plus accrued interest, the total of which was $4,710,189, and at June 30, 2013, Crosstown Walk had drawn $7,275,859 of the loan amount.

The Crosstown Walk mezzanine loan pays current interest of 8% per annum and matures on November 1, 2016, with options to extend through May 1, 2018. The Company is accruing an additional 6% interest which will be due upon maturity and repayment of the loan or refinancing with a third party. There are no contingent events that are necessary to occur for the Company to realize the additional interest. In conjunction with the loan, the Company received an exclusive option to purchase the stabilized property between July 1, 2016 and December 31, 2016, for a pre-negotiated purchase price of $39,654,273. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Iris Crosstown Apartments LLC, a Florida limited liability company, a wholly owned subsidiary of Crosstown Walk, and the ultimate owner of the property, and by unconditional guaranties of payment and performance by W. Daniel Faulk, Jr., Richard A. Denny, and J. Michael Morris, unaffiliated third parties and principals of the borrower. Prepayment of the mezzanine loan is permitted in whole, but not in part, without the Company’s consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $25.9 million that is held by an unrelated third party. Messrs. Faulk, Denny and Morris have guaranteed the completion of the project in accordance with the plans and specifications and have entered into joint and several repayment guaranties of the mezzanine loan through receipt of a certificate of occupancy of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the Crosstown Walk mezzanine loan, the Company received a total loan fee of $124,807, which was equal to 2% of the aggregate amount of the mezzanine loan, or $219,240, less $94,433 in acquisition fees paid from the preceding bridge loan that was financed into the mezzanine loan, and paid an acquisition fee of 1% of the net amount received, or $109,620, less $47,216 in acquisition fees paid from the preceding bridge loan that was financed into the mezzanine loan, to the Manager out of these funds (See note 6).

Lely

On March 28, 2013, the Company made a mezzanine loan of up to $12,713,242 to Lely Apartments LLC, or Lely, a Georgia limited liability company, to partially finance the construction of a 308-unit multifamily community located in Naples, Florida. At June 30, 2013, Lely had drawn $6,364,561 of the loan amount.

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
June 30, 2013
(Unaudited)

Messrs. Butler and Warshaw have guaranteed the completion of the project in accordance with the plans and specifications and have entered into joint and several repayment guaranties of the mezzanine loan through receipt of a certificate of occupancy of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the Lely mezzanine loan, the Company received a total loan fee of $245,132, which was equal to 2% of the aggregate amount of the mezzanine loan, or $254,265, less the $9,133 in acquisition fees paid from the preceding bridge loan that was financed into the mezzanine loan, and paid an incremental acquisition fee of 1% of the incremental amount in excess of the bridge loan, or $122,566, to the Manager out of these funds (See note 6).

Madison-Rome

On September 28, 2012, the Company made a land acquisition bridge loan in the amount of $5,360,042 to Madison Retail - Rome LLC, or Madison-Rome, a Delaware limited liability company, to partially finance the construction of an 88,351 (unaudited) square foot retail complex located in Rome, Georgia. On November 13, 2012, the loan was converted to a mezzanine construction loan and at June 30, 2013, Madison-Rome had drawn $5,269,637 of the loan amount.

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

The Madison-Rome loan is secured by unconditional guaranties of payment and performance by Stephen H. Whisenant and Charles N. Worthen, unaffiliated third parties and principals of the borrower. In connection with the closing of the Madison-Rome loan, the Company received a loan fee of 2% of the aggregate loan amount, or $107,201 and paid an acquisition fee of 1% of the aggregate amount of the loan, or $53,600, to the Manager out of these funds.

City Park

On September 6, 2012, the Company made a mezzanine loan of up to $10,000,000 to Oxford City Park Development LLC, or City Park, a Georgia limited liability company, to partially finance the construction of a 284-unit multifamily community located in Charlotte, North Carolina. At June 30, 2013, City Park had drawn the entire loan amount.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

City Vista

On August 31, 2012, the Company made a mezzanine loan of up to $12,153,000 to Oxford City Vista Development LLC, or City Vista, a Georgia limited liability company, to partially finance the construction of a 272-unit multifamily community located in Pittsburgh, Pennsylvania. At June 30, 2013, City Vista had drawn $10,398,192 of the loan amount.

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

Summit II

On May 7, 2012, the Company made a mezzanine loan in the amount of $6,103,027 to Oxford Summit Apartments II LLC, or Summit II, a Georgia limited liability company, to partially finance the construction of a 140-unit multifamily community located adjacent to the Company’s existing Summit Crossing multifamily community in suburban Atlanta, Georgia. At June 30, 2013, Summit II had drawn the entire loan amount.

The Summit II mezzanine loan matures on May 8, 2017, with no option to extend and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. The Company also has an option, but not an obligation, to purchase the property between and including October 1, 2014 and February 28, 2015 for a pre-negotiated purchase price of $30,945,845. If the property is sold to, or refinanced by, a third party before or after the option period, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% simple interest return on the loan, in addition to loan fees received at closing, which totaled 2% of the loan amount. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 14% simple interest return, the Company is accruing each period the additional exit fee earned based on the 14% rate assuming the loan was paid off at period end. There are no contingent events that are necessary to occur for the Company to realize the additional interest. The accrued exit fee is recorded as interest income in the consolidated statements of operations. If the Company exercises the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

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
June 30, 2013
(Unaudited)

In connection with the closing of the Summit II mezzanine loan, the Company received a loan fee of 2% of the loan amount, or $122,061 and paid an acquisition fee of 1% of the aggregate amount of the mezzanine loan, or $61,030, to the Manager out of these funds, of which WOF received $610 through its special limited liability company interest in our Manager.
Notes Receivable
On June 25, 2013, the Company amended the bridge loan it made on March 20, 2013 in the amount of $500,000 to 360 Residential, LLC, a Georgia limited liability company, by increasing the aggregate amount of the loan to $1,000,000. The loan bears interest at 8% per annum and interest only payments are due on a monthly basis until the maturity date of March 20, 2014. The loan may be prepaid at any time, in whole or in part, without penalty and accrues a cumulative compounded 6% exit fee which is due at repayment or maturity. The amounts payable under the terms of the loan are backed by guaranties of payment and performance by Clark Butler and Jeff D. Warshaw, unaffiliated third parties and principals of the borrower.

On May 3, 2013, the Company closed on a land acquisition loan in the aggregate amount of $6,000,000 to TPKG 13th Street Development LLC, a Delaware limited liability company, or 13th Street. At closing, 13th Street immediately borrowed $4,841,949 on the loan, which bears current interest at 8% per annum plus an additional exit fee payable in the amount necessary to provide the Company with a cumulative simple annual rate of return of 14% per annum through August 31, 2013. The accrued exit fee scales upward to 20% per annum on January 1, 2014 and thereafter. The exit fee will be due to the Company in the event of a sale of the property, maturity of the loan, or a refinancing with a third party, and there are no contingent events necessary for the Company to realize this additional interest. The loan is collateralized by a pledge of 100% of the membership interests of 13th Street. The maturity date of the loan is January 15, 2014.
On January 24, 2013, the Company was issued a promissory note in the amount of $1,500,000 by Pecunia Management, LLC, or Pecunia, a Florida limited liability company. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of January 23, 2015. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by an assignment of Pecunia's rights to dealer manager fees payable by the Company to International Assets Advisory, LLC, or IAA, a wholly-owned subsidiary of Pecunia,  pursuant to the Dealer Manager Agreement between the Company and IAA, dated November 18, 2011, with respect to the Primary Series A Offering. See note 17 for details regarding the transfer of this promissory note.

On December 17, 2012, the Company made a loan in the amount of $1,300,000 to Riverview Associates, Ltd., or Riverview, a Georgia limited partnership, in the form of a promissory note. The loan bears interest at 8% per annum and interest only payments are due on a monthly basis until the maturity date of December 31, 2013. The loan may be prepaid at any time, in whole but not in part, without penalty. The amounts payable under the terms of the loan are backed by an assignment of project documents and by a guaranty of payment and performance by Stephen H. Whisenant, an unaffiliated third party and principal of the borrower.

On November 15, 2012, the Company made a loan in the amount of $650,000 to IAA in the form of a subordinated loan. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of November 15, 2013. The loan may not be prepaid prior to maturity. The amounts payable under the terms of the loan are backed by rights of withholding commissions due IAA by the Company in connection with securing placements of the Primary Series A Offering. As of June 30, 2013, the Company has retained certain accrued dealer manager fees totaling $375,000 as additional security on this loan.

On September 14, 2012, the Company made a loan in the amount of $500,000 to Newport Development, LLC, or Newport, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The full amount of the loan plus accrued interest was repaid on May 8, 2013.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

Line of Credit
On June 12, 2013, the Company amended the revolving line of credit to its Manager which originated on August 21, 2012 in the aggregate amount of $1.0 million by increasing the aggregate borrowing amount to $2.0 million. The purpose of the line of credit is to provide liquidity to the Manager in support of its ongoing business operations. The credit line bears interest at 8.0% per annum, with interest payable monthly. The line is secured by a collateral assignment of the Manager's right to fees under the third amended and restated management agreement between the Company and the Manager, or the Management Agreement. At June 30, 2013, the amount drawn on the line of credit by the Manager was $1,992,738. See note 17 for details related to an amendment to this instrument subsequent to June 30, 2013, regarding an extension of the maturity date and an increase to the aggregate borrowing limit.
The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Real estate loans:
Summit II	$122,060	$74,128	244,121	$74,128
Trail II	113,333	120,000	233,333	240,000
Crosstown Walk	121,467	1,232	214,802	1,232
City Park	172,390	—	310,316	—
City Vista	182,538	—	337,545	—
Overton	102,504	—	102,504	—
Lely	57,724	—	59,626	—
Madison-Rome	103,889	—	205,838	—

Total	975,905	195,360	1,708,085	315,360

Accrued exit fees	678,848	106,776	1,121,837	119,846
Net loan fee revenue recognized	88,383	7,104	115,694	11,429

Total interest income on real estate loans	1,743,136	309,240	2,945,616	446,635

Total interest income on notes and line of credit	276,877	28,039	386,327	29,642

Total interest income	$2,020,013	$337,279	$3,331,943	$476,277

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a variable interest entity, or VIE, which would necessitate consolidation of the project. The Company considers the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing the Company is contributing to the overall project cost, decision making rights or control held by the Company, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation treatment would be required.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the majority of the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs. Due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the Summit II, City Park, City Vista, Overton, Crosstown Walk, and Lely loans, the Company has concluded that it is not the primary beneficiary of the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2013 of approximately $54.7 million. The maximum aggregate amount of loans to be funded as of June 30, 2013 was approximately $73.9 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Summit II, Crosstown Walk, City Park and City Vista real estate loans, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. These loans total approximately $33.8 million and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of June 30, 2013.

The borrowers and guarantors behind these real estate loans (excluding the Madison-Rome, Overton, and Lely loans) collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer for the three-month period ended June 30, 2013 of approximately $1.3 million.

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

As of June 30, 2013, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $5.2 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $4.2 million. As of June 30, 2013, the Company had issued 59,151 Units and collected net proceeds of approximately $53.2 million from the Primary Series A Offering after commissions.  A total of 30 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 5.9% of the maximum number of Units to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 5.9% of the approximate $4.2 million deferred to date, or approximately $250 thousand as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $4.0 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at June 30, 2013.  The remainder of current and future deferred offering costs related to the Primary Series A Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units available to be issued.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offerings.

On January 17, 2013, the Company issued 40,000 shares of its Series B Preferred Stock at a purchase price of $1,000 per share through a private placement transaction. The net proceeds totaled approximately $37.6 million after commissions. On May 9, 2013, the common stockholders approved the issuance of Common Stock upon the conversion of the Series B Preferred Stock. As a result of such approval, the Series B Preferred Stock was converted into 5,714,274 shares of Common Stock on May 16, 2013, which brought the total shares of Common Stock issued and outstanding to 11,037,879 at June 30, 2013.
The conversion price of the Series B Preferred Stock created a beneficial conversion feature ("BCF") as a result of the conversion price being less than the market price of the Common Stock on January 16, 2013. The BCF of approximately $7.0 million was recorded when the Series B Preferred Stock became convertible in May 2013. As required by ASC 480, the BCF was recorded as a deemed distribution to the holders upon conversion, with a corresponding increase in additional paid-in capital, with no net effect on total stockholders' equity. The deemed distribution was also recorded as a deemed non-cash preferred dividend in the Company's earnings per share calculations, and due to the Company's deficit position of retained earnings, the deemed non-cash dividend was also recorded as a reduction of additional paid-in capital.
Because the Company did not control all possible circumstances under which it may have been required to redeem the Series B Preferred Stock for cash prior to the approval of the conversion, the proceeds from the transaction of $40.0 million, net of offering costs of approximately $3.0 million, were presented as mezzanine or temporary equity on the consolidated balance sheet as of March 31, 2013. As of June 30, 2013 the net proceeds are presented as a component of permanent equity.

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

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended		Six months ended
Type of Compensation	Basis of Compensation	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$475,633	$89,715	$1,538,207	$89,715
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	314,691	133,499	580,492	261,391
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	217,719	100,494	405,361	200,507
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	153,072	54,922	271,139	107,585

		$1,161,115	$378,630	$2,795,199	$659,198

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

Acquisition fees incurred during the three-month and six-month periods ended June 30, 2013 included an acquisition fee paid to PAA of $121,087.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are included in property operating and maintenance expense on the Consolidated Statements of Operations:

Three months ended June 30,		Six months ended June 30,
2013	2012	2013	2012
$553,096	$238,857	$1,032,983	$491,478

The Manager utilizes its own personnel and certain personnel of its affiliates to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager has requested reimbursement of $148,754 and $76,871 for the six-month periods ended June 30, 2013 and 2012, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

•
Special limited partnership interest in the Operating Partnership - distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of an asset and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during the six-month periods ended June 30, 2013 or 2012.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock for the six month periods ended June 30, 2013 and 2012 were:

2013			2012
Declaration date	Number of shares	Aggregate dividends declared	Declaration date	Number of shares	Aggregate dividends declared

January 24, 2013	19,732	$107,551	N/A	—	$—
February 7, 2013	23,094	119,885	N/A	—	—
February 7, 2013	25,755	132,603	N/A	—	—
April 20, 2013	41,492	220,874	April 13, 2012	2,155	11,486
May 20, 2013	48,098	247,596	May 10, 2012	4,985	25,406
June 27, 2013	53,749	276,948	June 22, 2012	8,441	42,793

	Total	$1,105,457		Total	$79,685

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

In addition, the Company declared on February 7, 2013 and paid a cash dividend on its Series B Preferred Stock at the same rate and frequency as those dividends declared on the Common Stock, equal to 5,714,274 as-converted shares of Common Stock, in an aggregate amount of $690,476.

The Company's dividend activity on its Common Stock for the six-month periods ended June 30, 2013 and 2012 was:

2013				2012
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 28, 2013	5,323,605	$0.145	$771,923	March 30, 2012	5,178,315	$0.13	$673,180
June 26, 2013	11,066,895	$0.15	1,660,034	June 29, 2012	5,211,362	$0.13	677,477

Total		$0.295	$2,431,957			$0.26	$1,350,657

The holders of Class A units in the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At June 30, 2013, the Company had 106,988 Class A partnership units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock. On February 7, 2013, the Operating Partnership declared cash distributions to its Class A unitholders totaling $15,513, which were paid on April 25, 2013. On May 9, 2013, the Operating Partnership declared cash distributions to its Class A unitholders totaling $16,048, which were paid on July 31, 2013.

8. Equity Compensation
Stock Incentive Plan
On February 25, 2011, the Company’s board of directors adopted, and the Company’s stockholders approved, the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan, or, as amended, the 2011 Plan, to incentivize, compensate and retain eligible officers, consultants, and non-employee directors. A maximum of 567,500 shares of Common Stock may be issued under the 2011 Plan. Awards may be made in the form of issuances of Common Stock, restricted stock, stock appreciation rights (“SARs”), performance shares, incentive stock options, non-qualified stock options, or other forms. Eligibility for receipt of, amounts, and all terms governing awards pursuant to the 2011 Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by the Compensation Committee of the Company’s Board of Directors.

On May 9, 2013, the Company's stockholders approved the second amendment to the 2011 Plan, to increase the number of authorized shares by 750,000 and to extend the expiration date of the 2011 Plan to December 31, 2016.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

Equity compensation expense by award type for the Company was:

	Equity compensation expense
	for the three-month periods ended June 30,		for the six-month periods ended June 30,		Unamortized Expense as of
	2013	2012	2013	2012	June 30, 2013

Quarterly board member committee fee grants	$—	$—	$18,168	$18,287	$—
Class B Unit awards:
Executive officers - 2012	—	239,845	2,580	477,120	—
Executive officers - 2013	215,555	—	428,791	—	431,109
Vice chairman of board of directors	10,249	—	20,498	—	5,125
Restricted stock grants:
2011	—	2,849	—	66,867	—
2012	21,562	43,333	86,250	43,333	—
2013	42,799	—	42,799	—	213,993

Total	$290,165	$286,027	$599,086	$605,607	$650,227

Restricted Stock Grants

On May 10, 2012, the Company granted a total of 33,046 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The Company records the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant. The fair value per share was deemed to be $7.83 per share by Board resolution. Compensation cost in the amount of $258,750 was recognized on a straight-line basis over the period ending on the first anniversary of the grant date and all 33,046 shares vested on May 9, 2013.

On May 9, 2013, the Company granted a total of 29,016 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $8.85 and total compensation cost in the amount of $256,792 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date or the next annual meeting of the Company's stockholders. All 29,016 unvested shares were outstanding at June 30, 2013.

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
June 30, 2013
(Unaudited)

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

Because of the market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On December 30, 2012, the 2011 Class B Unit awards became fully vested and earned, and a total of 107,164 Class B Units automatically converted to Class A Units of the Operating Partnership on that date. On December 31, 2012, all Class A Unit holders elected to convert their Class A Units into Common Stock. On January 3, 2013, the 106,988 outstanding Class B Units for 2012 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership. All unvested 2013 Class B Units, as well as the unvested Class B Units issued on August 15, 2012 were outstanding at June 30, 2013.

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
June 30, 2013
(Unaudited)

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

9. Indebtedness

Mortgage Notes Payable

The Company partially financed the acquisition of the McNeil Ranch, Lake Cameron, and Ashford Park multifamily communities (which were each refinanced on January 24, 2013), with non-recourse mortgage notes collateralized only by the associated real estate assets for each community with no cross-collateralization of any other properties. For each of these three properties, monthly interest only payments are due for the period of March 1, 2013 to February 1, 2018. Beginning on March 1, 2018, the loans will require monthly payments of accrued interest and principal based on a 30-year amortization period. All remaining indebtedness, including all interest and principal, is due by February 1, 2020.

In conjunction with the acquisition of Trail II, On June 25, 2013, the Company refinanced the original variable rate mortgage on the first phase of the Trail Creek community with a new 4.22% fixed rate mortgage secured by the combined Trail community in the amount of approximately $28.1 million, for which monthly interest only payments are due through the maturity date of July 1, 2020. In doing so, we recorded a loss on early debt extinguishment, which consisted of a three percent prepayment penalty to the lender of $458,250 paid from the proceeds of the refinancing, and the non-cash writeoff of unamortized deferred loan costs of $146,087.

The existing Stone Rise and Summit Crossing mortgages require monthly payments of interest only through May 1, 2014, beyond which point payments of principal and interest calculated on a 30-year amortization schedule are due through the dates of maturity. The variable monthly interest rate for the Stone Rise mortgage is capped at 7.25%. The embedded interest rate cap was deemed to be clearly and closely related to the debt host instrument. The following table shows certain details regarding our mortgage notes payable:

	Acquisition/	Principal balance as of
	refinancing date	June 30, 2013	December 31, 2012	Maturity date	Interest rate

Trail Creek	4/29/2011	$—	$15,275,000	5/1/2018	1 month LIBOR +	2.8%
Trail Creek	6/25/2013	28,109,000	N/A	7/1/2020	Fixed	4.22%
Stone Rise	4/15/2011	19,500,000	19,500,000	5/1/2018	1 month LIBOR+	2.77%
Summit Crossing	4/21/2011	20,862,000	20,862,000	5/1/2018	Fixed	4.71%
Ashford Park	1/24/2013	25,626,000	N/A	2/1/2020	Fixed	3.13%
McNeil Ranch	1/24/2013	13,646,000	N/A	2/1/2020	Fixed	3.13%
Lake Cameron	1/24/2013	19,773,000	N/A	2/1/2020	Fixed	3.13%

Total		$127,516,000	$55,637,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

Interest expense on the mortgages for our properties, including the amortization of deferred loan costs was:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Trail Creek	$143,760	$117,363	$265,827	$235,821
Stone Rise	154,038	148,346	306,734	298,090
Summit Crossing	254,823	248,380	506,916	496,759
Ashford Park	215,729	—	382,508	—
McNeil Ranch	118,317	—	211,879	—
Lake Cameron	165,318	—	297,592	—

Total	$1,051,985	$514,089	$1,971,456	$1,030,670
The Company paid loan origination costs to secure the Ashford Park, McNeil Ranch, and Lake Cameron mortgages of $907,477, $493,314 for the refinancing of the combined Trail community, and recorded amortization of deferred loan costs related to its mortgage debt of $54,556 and $21,493 for the three-month periods ended June 30, 2013 and June 30, 2012, respectively and $111,238 and $42,986 for the six-month periods ended June 30, 2013 and June 30, 2012, respectively.
Credit Facility
On August 31, 2012, the Company and the Operating Partnership entered into a credit agreement with Key Bank National Association, or Key Bank, to obtain a $15.0 million senior secured revolving credit facility, or the Credit Facility. The permitted uses of the Credit Facility are to fund investments, capital expenditures, dividends (with consent), working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrued interest at a variable rate of the 1 month LIBOR index, or LIBOR, plus 500 basis points, as well as a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. On April 4, 2013, the Company expanded its total aggregate borrowing limit on its Credit Facility from $15.0 million to $30.0 million, extended the maturity date to April 4, 2014, and reduced the spread over LIBOR from 500 basis points to 450 basis points. The Company paid fees and expenses totaling approximately $200,000 to effect these changes. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty.

Borrowings under the Credit Facility are collateralized by, among other things, pledges of 100% of the ownership of each of the current and future mezzanine loan subsidiaries, and 49% of the ownership of each of the current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. As of June 30, 2013, the Company was in compliance with all covenants related to the Credit Facility, as follows:

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		47.3%
Net worth	Minimum $50,000,000	(2)	$112,656,699
Debt yield	Minimum 7.75%		9.9%
Payout ratio	Maximum 95%		84.2%
Total leverage ratio	Maximum 65%		52.5%
Debt service coverage ratio	Minimum 1.50x		2.81x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Plus 75% of the net proceeds of any equity offering, which totaled approximately $11.8 million as of June 30, 2013.

Loan fees and closing costs for the establishment of the Credit Facility totaled $323,918, which were being amortized over the life of the loan. Amortization expense related to these costs was $188,952 through April 3, 2013, the date of amendment of the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

Credit Facility. The remaining costs of $134,966, together with additional closing costs of $206,455 for the expansion of the Credit Facility will be amortized over the period of April 4, 2013 through April 4, 2014, the new term of the Credit Facility. Total amortization expense and interest expense for the Credit Facility was $192,356 for the three-month period ended June 30, 2013. The weighted average interest rate was 4.69% for the three-month period ended June 30, 2013.

LIBOR was 0.194% on June 30, 2013. Based upon this current rate, the Company’s estimated future principal payments due on its debt instruments as of June 30, 2013 were:

Period	Future principal payments
2013	$14,136,932	(1)
2014	424,717
2015	749,941
2016	778,500
2017	808,208
thereafter	124,754,634

Total	$141,652,932

(1) Represents amount drawn on the Credit Facility at June 30, 2013
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate as of June 30, 2013 and December 31, 2012.

11. Commitments and Contingencies

The Company is not currently subject to any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12.    Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across two distinct segments: multifamily communities and real estate related financing.

Multifamily Communities - consists of owned residential multifamily communities.

Financing - consists of the Company's portfolio of mezzanine loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

The CODM monitors net operating income (“NOI”) on a segment and a consolidated basis as a key performance measure for its operating segments. NOI is defined as rental and other property revenue from real estate assets plus interest income from its loan portfolio less total property operating and maintenance expenses, property management fees, real estate taxes, property insurance, and general and administrative expenses. The Company believes that NOI is an important supplemental measure of operating performance because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs, acquisition expenses, and other expenses generally incurred at the corporate level. The Company's definition of NOI is believed by the Company to be a widely accepted measure of comparative operating performance in the real estate investment

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

community. The Company believes that NOI is a useful supplement to, but not a substitute for, its closest GAAP-compliant measure, which the Company believes to be the line on the Company's consolidated statement of operations entitled “net loss”.

The following tables present the Company's assets, revenues, and NOI results by reportable segment, as well as a reconciliation from NOI to net loss. The assets attributable to 'Other' primarily consist of deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels.

	June 30, 2013	December 31, 2012

Assets:
Multifamily communities	$182,415,649	$77,292,922
Financing	67,019,208	39,222,062
Other	10,953,343	6,776,946
Consolidated assets	$260,388,200	$123,291,930

For the six-month period ended June 30, 2013, the Company's total expenditures for long-lived assets were $34,119,356, all of which were attributable to the multifamily communities segment. This amount consisted of recurring and non-recurring capital expenditures and the purchase of the four newly-acquired communities, net of mortgage debt assumed.

	Three months ended:		Six months ended:
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues

Multifamily communities	$5,648,695	$2,523,702	$10,327,724	$5,019,605
Financing	2,020,013	337,279	3,331,943	476,277
Consolidated revenues	$7,668,708	$2,860,981	$13,659,667	$5,495,882

Segment net operating income (Segment NOI)

Multifamily communities	$3,220,311	$1,523,496	$6,035,182	$3,084,504
Financing	2,020,013	337,279	3,331,943	476,277

Consolidated segment net operating income	5,240,324	1,860,775	9,367,125	3,560,781

Interest	1,847,166	535,582	2,989,101	1,073,657
Depreciation and amortization	4,884,319	917,014	8,996,622	1,894,416
Professional fees	130,407	87,131	295,729	170,313
Management fees	467,763	188,421	851,631	368,976
Acquisition costs	124,612	—	1,231,623	912
Equity compensation to directors and executives	290,165	286,027	599,086	605,607
Other	118,112	81,189	211,382	158,126

Net loss	$(2,622,220)	$(234,589)	$(5,808,049)	$(711,226)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

13. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(2,622,220)	$(234,589)	$(5,808,049)	$(711,226)
Net loss attributable to non-controlling interests	36,670	—	98,156	—
Net income (loss) attributable to the Company	(2,585,550)	(234,589)	(5,709,893)	(711,226)
Cash dividends to preferred stockholders (A)	(745,417)	(78,967)	(1,795,932)	(79,685)
Deemed non-cash dividend to holders of Series
B Preferred Stock	(7,028,557)	—	(7,028,557)	—
Earnings attributable to unvested restricted stock (B)	(4,352)	(4,296)	(9,144)	(7,676)
Net loss attributable to common stockholders	$(10,363,876)	$(317,852)	$(14,543,526)	$(798,587)

Denominator:
Weighted average number of shares of Common Stock - basic	8,198,340	5,177,170	6,752,050	5,164,167
Effect of dilutive securities: (C)
Warrants	—	—	—	—
Class B Units	—	—	—	—
Weighted average number of shares of Common Stock - diluted	8,198,340	5,177,170	6,752,050	5,164,167

Loss per weighted average share - basic and diluted	$(1.26)	$(0.06)	$(2.15)	$(0.15)

(A) The Company’s 59,121 shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's unvested restricted share awards (29,016 and 33,046 shares of Common Stock at June 30, 2013 and 2012, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses, the dividends declared for the three-month and six-month periods ended June 30, 2013 and 2012 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to IAA on March 31, 2011 and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 1,183,020 shares of Common Stock, 106,988 Class A Units of the Operating Partnership, and a total of 148,174 unvested Class B Units issued on January 2, 2013 and August 15, 2012 were excluded from the diluted shares calculation because the effect was antidilutive.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

15. Pro Forma Financial Information

The Company’s condensed pro forma financial results, assuming the acquisitions of Trail II, McNeil Ranch, Lake Cameron, and Ashford Park were hypothetically completed on January 1, 2012 were:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Pro forma:
Revenues	$6,838,405	$5,594,859	$14,680,360	$10,897,724

Net (loss) income	$(95,986)	$(4,795,014)	$597,232	$(11,603,402)

Net (loss) income attributable to the Company	$(94,134)	$(4,795,014)	$587,138	$(11,603,402)

Net loss attributable to common stockholders	$(1,287,533)	$(5,621,133)	$(8,384,588)	$(13,176,474)

Net loss per share of Common Stock
attributable to common stockholders, basic and diluted	$(0.24)	$(1.09)	$(1.24)	$(2.55)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	5,289,690	5,177,170	6,752,050	5,164,167

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

	As of June 30, 2013
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$54,051,147	$59,770,331	$—	$—	$59,770,331
Notes receivable	9,069,363	9,069,363	—	—	9,069,363
Line of Credit receivable	1,992,738	1,992,738	—	—	1,992,738
	$65,113,248	$70,832,432	$—	$—	$70,832,432
Financial Liabilities:
Mortgage notes payable	$127,516,000	$125,448,481	$—	$—	$125,448,481
Revolving credit facility	14,136,932	14,136,932	—	—	14,136,932
	$141,652,932	$139,585,413	$—	$—	$139,585,413

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2013
(Unaudited)

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

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at June 30, 2013, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

The fair value of the Company’s variable rate mortgage is believed to approximate its carrying value, as long as market interest rates remain below the level of the interest rate cap in place on this note. The fair values of the fixed rate mortgages on the Company’s other properties were developed using market quotes of the fixed rate yield index and spread for seven year notes as of the reporting date. Consideration is taken of the current margin rates and spreads relative to the interest rate caps in performing this analysis. The present value of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

17. Subsequent Events

On July 15, 2013, the Company closed on a mezzanine loan to Haven Campus Communities Member, LLC, a Georgia limited liability company, or Carrollton, in the aggregate amount of $6,900,000, to partially finance the construction of a 568-bed student housing community adjacent to the University of West Georgia campus in Carrollton, Georgia. The borrower immediately drew $1,656,381 on the loan, which bears current interest at 8% per annum and matures on June 2, 2016, with options to extend to June 2, 2018. An additional exit fee payment for accrued interest will be payable in the event of the sale of the property, maturity of the loan, or a refinancing with a third party. There are no contingent events that are necessary to occur for the Company to realize the additional interest.
On July 18, 2013, the Company amended the revolving line of credit to its Manager by increasing the aggregate borrowing amount to $3.0 million and extending the maturity date of the line to December 31, 2013.
As of July 26, 2013, the amount owed the Company by Pecunia under the terms of the Company's $1.5 million loan to Pecunia was transferred by a novation to Preferred Capital Marketing Services, LLC, a Georgia limited liability company, or PCMS, which will be performing certain marketing and broker dealer services for the Company related to its capital raising efforts. PCMS is owned 100% by NELL Partners, Inc., a related party.
On August 8, 2013, the Company declared a dividend on its Common Stock of $0.15 per share, payable on October 15, 2013 to all stockholders of record as of September 16, 2013.

On August 8, 2013, the Company granted 708 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $8.45, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $5,983 was recorded in full at the grant date.
Between July 1, 2013 and July 31, 2013, the Company issued 4,163 Units and collected net proceeds of $3,835,021.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On June 25, 2013, we acquired the 96-unit townhome-style multifamily community adjacent to our Trail Creek community, in Hampton, Virginia, or Trail II, for approximately $18.2 million. The construction of Trail II was partially financed by a $6.0 million mezzanine loan originated by the Company, which was applied to the purchase at the closing of the property acquisition, along with an exit fee for accrued interest of $283,062. On June 25, 2013, in connection with our financing of the Trail II acquisition, we refinanced the variable rate mortgage on the first phase of the Trail Creek community with seven-year, fixed rate nonrecourse mortgage financing, which totaled approximately $28.1 million and is secured by the combined phases of the community. Interest-only payments of 4.22% per annum are due monthly through June 2020.

On January 17, 2013, we completed a private placement transaction in which we issued 40,000 shares of our Series B Mandatorily Convertible Preferred Stock, or Series B Preferred Stock, for a purchase price of $1,000 per share, and collected proceeds of approximately $37.6 million, net of commissions. On May 9, 2013, the common stockholders approved the issuance of Common Stock upon the conversion of the Series B Preferred Stock. As a result of such approval, the Series B Preferred Stock will be converted into 5,714,274 shares of Common Stock on May 16, 2013. The conversion price of the Series B Preferred Stock created a deemed beneficial conversion feature ("BCF") as a result of the conversion price being less than the market price of the Common Stock on the previous business day. The BCF of approximately $7.0 million was recorded upon the conversion of the Series B Preferred Stock on May 9, 2013. As required by ASC 480, upon conversion, the deemed BCF was recorded as an increase in accumulated deficit, with a corresponding increase in additional paid-in capital, with no net effect on total stockholders' equity. The increase in accumulated deficit was recorded as a deemed non-cash preferred dividend in the Company's earnings per share calculations.

The proceeds from the Series B Preferred Stock issuance partially financed our acquisitions of three multifamily communities on January 23, 2013: McNeil Ranch, a 192 unit multifamily community in Austin, Texas, for approximately $21.0 million, exclusive of assumed mortgage debt; Lake Cameron, a 328 unit multifamily community in suburban Raleigh, North Carolina, for approximately $30.5 million, exclusive of assumed mortgage debt; and Ashford Park, a 408 unit multifamily community in Atlanta, Georgia for approximately $39.6 million, exclusive of assumed mortgage debt. On January 24, 2013, we refinanced these multifamily communities with seven-year, nonrecourse mortgage financing, which totaled approximately $59.0 million. Fixed rate, interest-only payments of 3.13% per annum are due monthly through February 28, 2018. These three additional communities added 928 units to our portfolio, which, with the Trail II acquisition described above, now total 1,789 units.

During the second quarter of 2013, we added one real estate mezzanine loan to our portfolio with an aggregate loan commitment amount of approximately $16.6 million, to partially finance the construction of a new multifamily community in suburban Atlanta, Georgia. Also, on April 30, 2013, we converted the real estate acquisition bridge loan previously made to Iris Crosstown Apartments, LLC to a mezzanine loan of up to approximately $11.0 million to partially finance the construction of a 342-unit multifamily community in suburban Tampa, Florida. Both mezzanine loans include exclusive limited options to purchase the properties once stabilized. Our total aggregate real estate loan commitments totaled approximately $73.9 million at June 30, 2013, and are discussed in detail in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2013, we had cumulatively issued 59,151 Units and collected net proceeds of approximately $53.2 million from our Primary Series A Offering, which is discussed in detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for our Follow-On Offering. The terms of the Follow-On Offering and features of the related Units are substantially the same as the Primary Series A Offering. The registration statement for the Follow-On Offering has not yet been declared effective by the Securities and Exchange Commission, but is expected to be declared effective in the fourth quarter 2013.

On April 4, 2013, we increased the aggregate borrowing amount under our revolving Credit Facility with an unrelated third party lender from $15.0 million to $30.0 million and extended the maturity date to April 4, 2014. The permitted uses of the Credit Facility are to fund investments, capital expenditures, dividends (with consent) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the line of credit bear interest at a variable rate which was approximately 5.2% per annum at June 30, 2013. More details on the line of credit are discussed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1.A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Part II, Section 1.A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties.

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

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended. We will conduct substantially all of our operations through Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, in which we owned an approximate 98% interest as of June 30, 2013.

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue over the coming quarters, which should translate into improved job growth and continued improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector.  We expect current occupancy rates to generally remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction, although increasing, is currently around the average historical levels due to a difficult construction financing environment, which, we believe, should help to keep occupancies stable.

               Favorable U.S. Treasury yields and competitive lender spreads have created an improved borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. Government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  Even with the recent rise in Treasury rates, we expect the market to continue to remain favorable for borrowing as the equity and debt markets continue to view the U.S. multifamily sector as a desirable investment.  We expect the supply of multifamily housing units to continue to grow at a measured rate as market rent increases overcome financing, commodity, and other cost challenges, boosting revenue projections and making more construction projects viable for builders and developers.

                We believe the combination of a more sustainable current and future lending approach from the banking industry, coupled with continued hesitance and reluctance among prospective homebuyers concerning the net benefits of home ownership versus renting will continue to work in the multifamily sector's favor, resulting in gradual increases in market rents, lower concessions, and opportunities for increases in ancillary fee income.  In addition, we believe immigration rates to the U.S. may be lower than in recent years, driven by legislation in place in certain states and federal legislative efforts aiming to curb illegal immigration.  As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a marginal softening of market conditions due to this factor.  More than offsetting this effect, we believe, will be a firming effect on market conditions by the ongoing migration of the domestic echo-boomer generation into the workforce and the declining rate of homeownership in the United States, resulting in a net increase in demand for rental housing.

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

Results of Operations

Overview

We commenced business operations in April of 2011 with our initial public offering. Our portfolio of real estate assets, as of June 30, 2013, consisted of six wholly-owned multifamily communities totaling 1,789 units and seven mezzanine real estate construction loans, six of which are partially financing the construction of multifamily communities. The total aggregate amount of our real estate loan commitments was approximately $73.9 million at June 30, 2013. Each of our multifamily related mezzanine loans contain exclusive limited options to purchase the properties once developed and stabilized.

We recorded net losses attributable to common stockholders of approximately $14.5 million and $799 thousand for the six-month periods ended June 30, 2013, and 2012, respectively.

The highlights of our second quarter 2013 include:

•
Net cash provided by operating activities for the second quarter 2013, excluding the effect of approximately $125,000 of acquisition costs related to the Trail Creek community, was $2,607,974. This represents an increase of $1,737,982, or 200% over net cash provided by operating activities for the second quarter 2012. We incurred no acquisition costs in the second quarter of 2012.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $1,896,365 for the second quarter of 2013, an increase of 129% from our AFFO of $826,684 for the second quarter of 2012. AFFO is calculated beginning with net loss attributable to common stockholders, which is our result after deductions for all preferred dividends.

•
See the Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of this non-GAAP measure and a reconciliation to net loss attributable to the Company, which we believe is the most comparable GAAP measure.

•
On April 30, 2013, we converted the real estate acquisition bridge loan previously made to Iris Crosstown Apartments, LLC to a mezzanine loan of up to approximately $11.0 million to partially finance the construction of a 342-unit multifamily community in suburban Tampa, Florida. At June 30, 2013, the aggregate funded amount of the loan was approximately $7.2 million. The loan includes an option to purchase the property once developed and stabilized.

•
On May 8, 2013, we closed a mezzanine loan of up to approximately $16.6 million to partially finance the construction of a 294-unit multifamily community in suburban Atlanta, Georgia. At June 30, 2013, the aggregate funded amount of the loan was approximately $9.1 million. The loan includes an option to purchase the property once developed and stabilized.

•
On May 9, 2013, we declared a quarterly dividend on our Common Stock of $0.15 per share, which was paid on July 22, 2013 to all common stockholders of record as of June 26, 2013. Our aggregate cash dividend declarations on Common Stock and Class A Units for the second quarter totaled $1,676,082. In addition, dividends declared on our Series A Preferred Stock for the second quarter totaled $745,417.

•
On May 16, 2013, the conversion of all shares of our Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) resulted in the issuance of an additional 5,714,274 shares of Common Stock. At June 30, 2013, we had 11,037,879 shares of Common Stock issued and outstanding.

•
On June 25, 2013, we acquired the 96-unit townhome-style multifamily community adjacent to our Trail Creek community, in Hampton, Virginia, or Trail II, for approximately $18.2 million, less a capital improvements reserve of $250,000. The construction of Trail II was partially financed by a $6.0 million mezzanine loan originated by the Company, which was settled at the closing of the property acquisition, along with an exit fee for accrued interest of $283,062.

•
On June 25, 2013, in connection with our financing of the Trail II acquisition, we refinanced the variable rate mortgage on the first phase of the Trail Creek community with seven-year, fixed rate nonrecourse mortgage financing, which totaled approximately $28.1 million and is secured by the combined phases of the community. Interest-only payments of 4.22% per annum are due monthly through June 2020.

•	As of June 30, 2013, our total assets were approximately $260 million versus approximately $123 million as of December 31, 2012.

•
On July 15, 2013, we closed a mezzanine loan of up to approximately $6.9 million to partially finance the construction of a 568-bed student housing project located adjacent to the campus of the University of West Georgia in Carrollton, Georgia. The loan includes an option to purchase the property once developed and stabilized.

Acquired properties

On June 25, 2013, we completed the acquisition of Trail II, for approximately $18.2 million. The construction of Trail II was partially financed by a $6.0 million mezzanine loan held by us, which was applied to the purchase at the closing of the property acquisition, along with an exit fee of $283,062.

We allocated the purchase price of Trail II to the acquired assets and liabilities based upon their fair values, as follows:

Trail II
Land	$1,548,000
Buildings and Improvements	13,411,080
Furniture, fixtures and equipment	1,968,402
In-place leases	908,286
Customer relationships	129,316
Restricted cash and security deposits	264,689
Prepaids, reserves and other assets	62,517
Security deposit liabilities	(14,803)
Below market leases	(106,398)
Accounts payable, accrued expenses and other liabilities	(14,505)

Net assets acquired	$18,156,584

On January 23, 2013, we acquired the following three entities from the Williams Multifamily Acquisition Fund, or WMAF, an entity with properties managed by Preferred Residential Management LLC, which is an affiliate of the Company:

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

Community	Purchase Price (millions) (1)	New Mortgage Amount (millions)

Ashford Park	$39.6	$25.6
Lake Cameron	30.5	19.8
McNeil Ranch	21.0	13.6

	$91.1	$59.0

(1) Exclusive of assumed mortgage debt

Real estate loans, Notes Receivable, and Line of Credit

Details of our real estate loan portfolio at June 30, 2013 consisted of:

			Total units upon	Loan balance at June	Total loan	Purchase option window		Purchase
Project/Property	(1)	Location	completion	30, 2013 (4)	commitments	Begin	End	option price

Summit II		Suburban Atlanta, GA	140	$6,060,099	$6,103,027	10/1/2014	2/28/2015	$19,254,155
Crosstown Walk	(2)	Suburban Tampa, FL	342	7,218,441	10,962,000	7/1/2016	12/31/2016	$39,654,273
City Park		Charlotte, NC	284	9,915,017	10,000,000	11/1/2015	3/31/2016	$30,945,845
City Vista		Pittsburgh, PA	272	10,293,350	12,153,000	2/1/2016	5/31/2016	$43,560,271
Madison - Rome	(3)	Rome, GA	—	5,226,447	5,360,042	N/A	N/A	N/A
Lely		Naples, FL	308	6,252,756	12,713,242	4/1/2016	8/30/2016	$43,500,000
Overton		Atlanta, GA	294	9,085,037	16,600,000	7/8/2016	12/8/2016	$51,500,000

			1,640	$54,051,147	$73,891,311

	(1)	All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated.
	(2)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
	(3)	Madison-Rome is a mezzanine loan for a planned 88,351 square foot retail development project.
	(4)	Loan balances are presented net of any associated deferred revenue related to loan fees.

Overton

On May 8, 2013, we made a mezzanine loan of up to $16,600,000 to Newport Overton Holdings, LLC, or Overton, a Georgia limited liability company, to partially finance the construction of a 294-unit multifamily community located in suburban Atlanta, Georgia. At June 30, 2013, Overton had drawn $9,241,927 of the loan amount.

The Overton mezzanine loan matures on November 1, 2016, with options to extend until May 1, 2018, and pays current monthly interest of 8% per annum. The loan accrues an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for us to realize the additional interest. We also have an option, but not an obligation, to purchase the property between and including July 8, 2016 and December 8, 2016 for a pre-negotiated purchase price of $51,500,000. If we exercise the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Newport Overton, LLC, a Georgia limited liability company, a wholly owned subsidiary of Overton, and the ultimate owner of the property, and by unconditional guaranties of payment and performance by Robert F. Krause, Jr. and Richie Stephens, unaffiliated third parties and principals of the borrower. Prepayment of the mezzanine loan is permitted in whole, but not in part, without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $31.7 million that is held by an unrelated third party. Messrs. Krause and Stephens have guaranteed the completion of the project in accordance with the plans and specifications and have entered into joint and several repayment guaranties of the mezzanine loan through receipt of a certificate of occupancy of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the Overton mezzanine loan, we received a total loan fee of 2% of the aggregate amount of the loan, or $332,000, and paid a cumulative acquisition fee of 1% of the aggregate amount of the mezzanine loan, or $166,000, to the Manager out of these funds.

Crosstown Walk

On April 30, 2013, we amended the real estate acquisition bridge loan we made on June 29, 2012 by conversion to a mezzanine loan of up to $10,962,000 to Iris Crosstown Partners LLC, or Crosstown Walk, a Georgia limited liability company, to partially finance the construction of a 342-unit multifamily community located in suburban Tampa, Florida. In conjunction with this transaction, Crosstown Walk repaid the balance of the bridge loan previously made to Crosstown Walk plus accrued interest, the total of which was $4,710,189, and at June 30, 2013, had drawn $7,275,859 of the loan amount.

The Crosstown Walk mezzanine loan matures on November 1, 2016, with options to extend until May 1, 2018, and pays current interest of 8% per annum. The loan accrues an additional 6% interest which will be due upon maturity and repayment of the loan or refinancing with a third party. There are no contingent events that are necessary to occur for us to realize the additional interest. In conjunction with the loan, we received an exclusive option to purchase the stabilized property between July 1, 2016 and December 31, 2016, for a pre-negotiated purchase price of $39,654,273. If we exercise the purchase option and acquires the property, the additional accrued interest will be treated as additional consideration for the acquired project.

The mezzanine loan is collateralized by a pledge of 100% of the membership interests of Iris Crosstown Apartments LLC, a Florida limited liability company, a wholly owned subsidiary of Crosstown Walk, and the ultimate owner of the property, and by unconditional guaranties of payment and performance by W. Daniel Faulk, Jr., Richard A. Denny, and J. Michael Morris, unaffiliated third parties and principals of the borrower. Prepayment of the mezzanine loan is permitted in whole, but not in part, without our consent. The mezzanine loan is subordinate to a senior loan of up to an aggregate amount of approximately $25.9 million that is held by an unrelated third party. Messrs. Faulk, Denny and Morris have guaranteed the completion of the project in accordance with the plans and specifications and have entered into joint and several repayment guaranties of the mezzanine loan through receipt of a certificate of occupancy of the property. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement.

In connection with the closing of the Crosstown Walk mezzanine loan, we received a total loan fee of 2% of the aggregate amount of the loan, or $219,240, less $94,433 in acquisition fees paid from the preceding bridge loan that was financed into the mezzanine loan, and paid an acquisition fee of 1% of the net amount received, or $109,620, less $47,216 in acquisition fees paid from the preceding bridge loan that was financed into the mezzanine loan, to the Manager out of these funds.

Lely

On March 28, 2013, we made a mezzanine loan of up to $12,713,242 to Lely Apartments LLC, or Lely, a Georgia limited liability company, to partially finance the construction of a 308-unit multifamily community located in Naples, Florida. At June 30, 2013, Lely had drawn $6,364,561 of the loan amount.

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

In connection with the closing of the Lely mezzanine loan, we received a total loan fee of $245,132, which was equal to 2% of the aggregate amount of the mezzanine loan, or $254,265, less the $9,133 in acquisition fees paid from the preceding bridge loan that was financed into the mezzanine loan, and paid an incremental acquisition fee of 1% of the incremental amount in excess of the bridge loan, or $122,566, to the Manager out of these funds.

Madison-Rome

On September 28, 2012, we made a land acquisition bridge loan in the amount of $5,360,042 to Madison Retail - Rome LLC, or Madison-Rome, a Delaware limited liability company, to partially finance the construction of an 88,351 square foot retail complex located in Rome, Georgia. On November 13, 2012, the loan was converted to a mezzanine construction loan and at June 30, 2013, Madison-Rome had drawn $5,269,637 of the loan amount.

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

City Park

On September 6, 2012, we made a mezzanine loan of up to $10,000,000 to Oxford City Park Development LLC, or City Park, a Georgia limited liability company, to partially finance the construction of a 284-unit multifamily community located in Charlotte, North Carolina. At June 30, 2013, City Park had drawn the entire loan amount.

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

City Vista

On August 31, 2012, we made a mezzanine loan of up to $12,153,000 to Oxford City Vista Development LLC, or City Vista, a Georgia limited liability company, to partially finance the construction of a 272-unit multifamily community located in Pittsburgh, Pennsylvania. At June 30, 2013, City Vista had drawn $10,398,192 of the loan amount.

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

Summit II

On May 7, 2012, we made a mezzanine loan of $6,103,027 to Oxford Summit Apartments II LLC, or Summit II, to partially finance the construction of a 140-unit multifamily community located adjacent to our existing Summit Crossing multifamily community in metro Atlanta, Georgia. At June 30, 2013, Summit II had drawn the entire loan amount.

The Summit II mezzanine loan matures on May 8, 2017, with no option to extend and pays interest at a fixed rate of 8.0% per annum. Interest is due monthly with principal and any accrued but unpaid interest (including the exit fee) due at maturity. We also have an option, but not an obligation, to purchase the property between and including October 1, 2014 and February 28, 2015 for a pre-negotiated purchase price of $30,945,845. If the property is sold to, or refinanced by, a third party before or after the option period, we will be entitled to receive an exit fee equal to the amount required to provide us with a 14% simple interest return on the loan, in addition to loan fees received at closing, which totaled 2% of the loan amount. Since the minimum exit fee, assuming the purchase option is not exercised, is the amount needed to provide a 14% simple interest return, we are accruing each period the additional exit fee earned based on the 14% rate assuming the loan was paid off at period end. There are no contingent events that are necessary to occur for us to realize the additional interest. The accrued exit fee is recorded as interest income in the consolidated statements of operations. If we exercise the purchase option and acquire the property, any accrued and unpaid exit fee will be treated as additional consideration for the acquired project.

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
Notes Receivable
On June 25, 2013, the Company amended the bridge loan it made on March 20, 2013 in the amount of $500,000 to 360 Residential, LLC, a Georgia limited liability company, by increasing the aggregate amount of the loan to $1,000,000. The loan bears interest at 8% per annum and interest only payments are due on a monthly basis until the maturity date of March 20, 2014. The loan may be prepaid at any time, in whole or in part, without penalty and accrues a cumulative compounded 6% exit fee which is due at repayment or maturity. The amounts payable under the terms of the loan are backed by guaranties of payment and performance by Clark Butler and Jeff D. Warshaw, unaffiliated third parties and principals of the borrower.

On May 3, 2013,we closed on a land acquisition loan in the aggregate amount of $6,000,000 to TPKG 13th Street Development LLC, a Delaware limited liability company, or 13th Street. At closing, 13th Street immediately borrowed $4,841,949 on the loan, which bears current interest at 8% per annum plus an additional exit fee payable in the amount necessary to provide us with a cumulative simple annual rate of return of 14% per annum through August 31, 2013. The accrued exit fee scales upward to 20% per annum on January 1, 2014 and thereafter. The exit fee will be due to the Company in the event of a sale of the property, maturity of the loan, or a refinancing with a third party, and there are no contingent events necessary for us to realize this additional interest. The loan is collateralized by a pledge of 100% of the membership interests of 13th Street. The maturity date of the loan is January 15, 2014.
On January 24, 2013, we were issued a promissory note in the amount of $1,500,000 by Pecunia Management, LLC, or Pecunia, a Florida limited liability company. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of January 23, 2015. The loan may be prepaid at any time, in whole or in part, without penalty. The amounts payable under the terms of the loan are backed by an assignment of Pecunia's rights to dealer manager fees payable by us to International Assets Advisory, LLC, or IAA, a wholly-owned subsidiary of Pecunia, pursuant to the Dealer Manager Agreement between us and IAA, dated November 18, 2011, with respect to the Primary Series A Offering.

On December 17, 2012, we made a loan in the amount of $1,300,000 to Riverview Associates, Ltd., or Riverview, a Georgia limited partnership, in the form of a promissory note. The loan bore interest at 8% per annum and interest only payments were due on a monthly basis until the note matured and was repaid on June 16, 2013.

On November 15, 2012, we made a loan in the amount of $650,000 to IAA in the form of a subordinated loan. The loan bears interest at 10% per annum and interest only payments are due on a monthly basis until the maturity date of November 15, 2013. The loan may not be prepaid prior to maturity. The amounts payable under the terms of the loan are backed by rights of withholding commissions due IAA by us in connection with securing placements of the Primary Series A Offering. As of June 30, 2013, we have retained certain accrued dealer manager fees totaling $375,000 as additional security on this loan.

On September 14, 2012, we made a loan in the amount of $500,000 to Newport Development, LLC, or Newport, a Georgia limited liability company and unaffiliated third party, in the form of a promissory note. The full amount of the loan was drawn as of June 30, 2013, and the balance of the loan plus accrued interest was repaid on May 8, 2013.

On March 26, 2012, we made a loan in the amount of $650,000 to Oxford Properties, LLC, a Georgia limited liability company, or Oxford, in the form of a promissory note. The loan bore interest at 15% per annum and interest only payments were due beginning May 1, 2012, and continued on a monthly basis until the repayment of the loan, which occurred on September 6, 2012.
Line of Credit
On June 12, 2013 we increased the balance on the revolving line of credit to our Manager to an aggregate amount of up to $2.0 million, in order to provide liquidity to our Manager in support of its ongoing business operations. The credit line bears interest at 8.0% per annum, with interest payable monthly and matures on July 31, 2013. The loan is secured by a collateral assignment of the Manager's right to fees under the third amended and restated management agreement between us and the Manager, or the Management Agreement. At June 30, 2013, the amount outstanding under the line was $1,992,738. On July 18, 2013, we amended the revolving line of credit by increasing the aggregate borrowing amount from $2.0 million to $3.0 million and extending the maturity date to December 31, 2013.

Three Months and Six Months Ended June 30, 2013 compared to 2012

Revenues

We recorded total rental revenue of approximately $5.1 million and $9.4 million for the three-month and six-month periods ended June 30, 2013, compared to approximately $2.2 million and $4.5 million for the three-month and six-month periods ended June 30, 2012. The increase in rental revenue for the 2013 periods was primarily due to the acquisitions of our three multifamily communities on January 23, 2013 and the contributions of rental revenue from those properties. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from owned multifamily communities. At June 30, 2013, the Summit Crossing and Stone Rise properties experienced slight increases in physical occupancy rates as well as increased average economic occupancy for Stone Rise of 95.1% for the three-month period ended June 30, 2013 compared to 91.2% for the corresponding 2012 period. We define physical occupancy as the number of units occupied divided by total apartment units. We calculate average economic occupancy by dividing gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions by gross potential rent.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increases in other property revenues for the three-month and six-month periods ended June 30, 2013 versus June 30, 2012 were also due primarily to the acquisitions of the three communities in January 2013.

Interest income from our real estate loans increased substantially for the three-month and six-month periods ended June 30, 2013 versus June 30, 2012 due to the addition of five new mezzanine loans and the conversion of one real estate related loan since the end of the second quarter of 2012.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income:
Summit II	$122,060	$74,128	$244,121	$74,128
Trail II	113,333	120,000	233,333	240,000
Crosstown Walk	121,467	1,232	214,802	1,232
City Park	172,390	—	310,316	—
City Vista	182,538	—	337,545	—
Overton	102,504	—	102,504	—
Lely	57,724	—	59,626	—
Madison-Rome	103,889	—	205,838	—

Total	975,905	195,360	1,708,085	315,360

Accrued exit fees	678,848	106,776	1,121,837	119,846
Net loan fee revenue recognized	88,383	7,104	115,694	11,429

Total interest income on real estate loans	1,743,136	309,240	2,945,616	446,635

Total interest income on notes and line of credit	276,877	28,039	386,327	29,642

Total interest income	$2,020,013	$337,279	$3,331,943	$476,277

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $0.9 million and $389,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and approximately $1.5 million and $0.7 million for the six-month periods ended June 30, 2013 and 2012, respectively. The increases were driven primarily by the acquisition of our three newly-acquired multifamily properties in January 2013. The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs, and landscaping costs. The number of employees assigned by our property manager to our six multifamily communities at June 30, 2013 is not expected to change materially over the foreseeable future. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Property salary and benefits to related party

We recorded expense reimbursements to our Manager for the salary and benefits expense for individuals who handle the management, operations and maintenance of our multifamily communities of approximately $553,000 and $239,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and approximately $1.0 million and $492,000 for the six-month periods ended June 30, 2013 and 2012, respectively. The increases were driven primarily by the acquisition of our three newly-acquired multifamily properties in January 2013.

Property management fees to related party

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $218,000 and $100,000 for the three-month periods ended June 30, 2013 and 2012, respectively and approximately $405,000 and $201,000 for the six-month periods ended June 30, 2013 and 2012, respectively. The increases from the 2012 periods were attributable primarily to the ownership and operation of the three newly-acquired multifamily communities acquired in January 2013.

We also paid general and administrative expense fees and asset management fees to our Manager which totaled approximately $852,000 and $369,000 for the six-month periods ended June 30, 2013 and 2012, respectively, and approximately $468,000 and $188,000 for the three-month periods ended June 30, 2013 and 2012, respectively. General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted. The percentage of these costs charged is governed by the Management Agreement. The increases in general and administrative expense fees and asset management fees for the three-month and six-month periods were attributable primarily to the ownership and operation of the three newly-acquired multifamily communities in January 2013, as well as the incremental effect of the additional real estate loans we added subsequent to June 30, 2012.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. These costs were approximately $566,000 and $185,000 for the three-month periods ended June 30, 2013 and 2012, respectively and approximately $1.0 million and $367,000 for the six-month periods ended June 30, 2013 and 2012, respectively. The increases from the 2012 periods were attributable primarily to the ownership and operation of the three newly-acquired multifamily communities acquired in January 2013.

We generally expect the assessed values of our multifamily communities to rise over time, owing to our expectation of improving market conditions, pressure on municipalities to raise revenues and increased activity in the transactional market.   However, we have some protection against any potential rise in assessments at Stone Rise because its assessed value is frozen through 2015, unless there is a county wide reassessment.  We recently won an appeal for the 2012 fair market value at Ashford Park and are currently appealing the 2013 fair market values of Ashford Park  and Summit Crossing.

General and Administrative

We recorded general and administrative expenses of approximately $175,000 and $47,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and approximately $287,000 and $91,000 for the six-month periods ended June 30, 2013 and 2012, respectively. The increases in 2013 over the corresponding 2012 periods were attributable primarily to the ownership and operation of the McNeil Ranch, Lake Cameron, and Ashford Park communities subsequent to their acquisition in January 2013.

Equity compensation to directors and executives

Details by grant for equity compensation awards were:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Quarterly board member committee fee grants	$—	$—	$18,168	$18,287
Class B Unit awards:
Executive officers - 2012	—	239,845	2,580	477,120
Executive officers - 2013	215,555	—	428,791	—
Vice chairman of board of directors	10,249	—	20,498	—
Grants of Restricted Stock to non-employee
board members for annual service:
2011	—	2,849	—	66,867
2012	21,562	43,333	86,250	43,333
2013	42,799	—	42,799	—

Total	$290,165	$286,027	$599,086	$605,607

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $9.0 million and $1.9 million for the six-month periods ended June 30, 2013 and 2012, respectively. The increase from the 2012 period to the 2013 period was primarily due to the amortization of the acquired intangible assets related to the three newly-acquired multifamily communities of approximately $2.4 million and $5.3 million for the three-month and six month periods ended June 30, 2013. These intangible assets will be amortized in full during 2013 and there were no such expenses for the comparable 2012 periods. Additionally, depreciation expense of acquired tangible real estate assets related to the McNeil Ranch, Lake Cameron, and Ashford Park communities was approximately $966,000 and $2.1 million for the three-month and six-month periods ended June 30, 2013, respectively.

Acquisition costs

We recorded acquisition costs for our three multifamily communities of approximately $1.2 million for the six-month period ended June 30, 2013. Acquisition costs consisted of due diligence, purchase negotiation, appraisals, acquisition fees, and other costs related to the McNeil Ranch, Ashford Park, and Lake Cameron communities. Acquisition costs in 2013 related to the four acquired properties of approximately $1.0 million were included in acquisition fees paid to reimburse our Manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other costs related to acquiring these and other real estate assets. These fees are calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties. For the three-month period ended June 30, 2013, we incurred approximately $125,000 of acquisition costs, which consisted of costs related to the acquisition of Trail II.

Insurance, Professional fees and other expenses

We recorded insurance, professional fees and other expenses of approximately $275,000 and $209,000 for the three-month periods ended June 30, 2013 and 2012 respectively, and approximately $579,000 and $413,000 for the six-month periods ended June 30, 2013 and 2012, respectively. The increases in these costs consist principally of fees for audit, Sarbanes-Oxley compliance, tax and legal work performed and were due primarily to higher accounting and legal costs incurred in 2013 related primarily to audits of the property level financial statements of the McNeil Ranch, Ashford Park, and Lake Cameron communities.

Interest expense

We recorded interest expense of approximately $1.2 million and $0.5 million for the three-month periods ended June 30, 2013 and 2012, respectively and approximately $2.4 million and $1.1 million for the six-month periods ended June 30, 2013 and 2012, respectively. The increases were primarily attributable to the incremental interest and amortization expense of deferred loan costs on additional mortgage indebtedness from the McNeil Ranch, Ashford Park, and Lake Cameron communities.

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

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

AFFO makes further adjustments to FFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. We calculate AFFO as:

FFO, plus:

•	Acquisition costs;

•	Organization costs;

•	Non-cash equity compensation to directors and executives;

•	Amortization of loan closing costs;

•	Depreciation and amortization of non-real estate assets;

•	Net mezzanine loan fees received;

•	Mezzanine loan exit fees received;

•	Adjustments for non-cash dividends; and

•	Losses on early debt extinguishment;
Less:

•	Non-cash mezzanine loan interest income;

•	Cash paid for loan closing costs;

•	Amortization of acquired intangible liabilities; and

•	Normally recurring capital expenditures.

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

		Three months ended:
		6/30/2013	6/30/2012

Net loss attributable to common stockholders		$(10,363,876)	$(317,852)

Less:	Loss attributable to non-controlling interests (See note 1)	(36,670)	—
Add:	Depreciation of real estate assets	1,944,977	910,227
	Amortization of acquired real estate intangible assets	2,929,005	—

Funds from operations attributable to common stockholders and Unitholders		(5,526,564)	592,375

Add:	Acquisition costs	124,612	—
	Organization costs	—	1,593
	Non-cash equity compensation to directors and executives	290,165	286,027
	Amortization of loan closing costs (See note 2)	138,547	21,493
	Depreciation/amortization of non-real estate assets	10,337	6,788
	Net mezzanine loan fees received (See note 3)	354,546	89,715
	Loan exit fee for accrued interest (See note 4)	228,826	—
	Loss on early extinguishment of debt (See note 5)	604,337	—
	Deemed non-cash dividend to holders of Series B Preferred Stock (See note 6)	7,028,557	—
Less:	Non-cash mezzanine loan interest income (See note 3)	(794,172)	(113,871)
	Cash paid for loan closing costs	(206,455)	—
	Amortization of acquired real estate intangible liabilities (See note 7)	(146,197)	—
	Normally recurring capital expenditures (See note 8)	(210,174)	(57,436)

Adjusted funds from operations attributable to common stockholders and Unitholders		$1,896,365	$826,684

Common Stock dividends and distributions to unitholders declared:
	Common Stock dividends	$1,660,034	$677,477
	Distributions to Unitholders (See note 1)	16,048	—
	Total	$1,676,082	$677,477

Common Stock dividends and unitholder distributions per share		$0.15	$0.13

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	8,198,340	5,177,170
	Class A Units	106,988	—
	Common Stock and Class A Units	8,305,328	5,177,170

	Diluted: (B)
	Common Stock and Class A Units	8,439,286	5,410,206

Actual shares of Common Stock outstanding, including 29,016 and 33,046 unvested
shares of restricted Common Stock at June 30, 2013 and 2012, respectively		11,066,895	5,211,359
Actual Class A units outstanding		106,988	—
	Total	11,173,883	5,211,359

(A) Units and Unitholders refer to recipients of Class B Units for annual service provided during 2012. On January 3, 2013, these Class B Units became vested and earned and automatically converted to Class A Units of the Operating Partnership. These Units collectively represent an approximate 1.40% weighted average non-controlling interest in the Operating Partnership for the three-month period ended June 30, 2013.

(B) Since our AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Company's Class B Units granted in the Operating Partnership, warrants, and annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted since we recorded a net loss available to common stockholders for the periods presented.

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Loss Attributable to Common Stockholders

1)
The 106,988 Class B Units of our Operating Partnership awarded to our key executive officers for service performed during 2012, became vested and earned on January 3, 2013. These Class B Units automatically converted to Class A Units of the Operating Partnership, and as such are apportioned a percentage of the Company's financial results as non-controlling interests. The weighted average ownership percentage of these Class A Unitholders was calculated to be 1.40% and 1.69% for the three-month and six-month periods ended June 30, 2013, respectively.

2)
We incurred aggregate loan closing costs of approximately $1.8 million on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities. In addition, we paid a total of $323,918 in loan closing costs to secure our revolving line of credit, and $206,455 to increase the borrowing limit to $30.0 million in April 2013. These loan costs are being amortized over the lives of the respective loans, and the non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to these assets, other than in connection with our revolving line of credit.

3)
We receive loan fees and loan commitment fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received, after the payment of acquisition fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO.

4)
In conjunction with our acquisition of Trail II, the borrower settled the $6.0 million mezzanine loan due to the Company, as well as an exit fee for accrued interest of $283,062, which was an amount sufficient to bring our cumulative internal rate of return on the loan to 12%. Of the $283,062 payment, $228,826 reflects the cumulative non-cash revenue that was recorded prior to the period of repayment, and the balance of $54,236 reflects the amount recognized and received during the second quarter.

5)
On June 25, 2013, we refinanced the mortgage on the first phase of the Trail Creek community concurrently with the acquisition of Trail II. In doing so, we recorded a loss on early debt extinguishment, which consisted of a three percent prepayment penalty to the lender of $458,250 paid from the proceeds of the refinancing, and the non-cash writeoff of unamortized deferred loan costs of $146,087.

6)
On May 16, 2013, the conversion of our Series B Preferred Stock resulted in the issuance of an additional 5,714,274 shares of Common Stock. The Series B Preferred Stock was converted to Common Stock at a discount from the market value of the Common Stock on the issuance date of the Series B Preferred Stock. The discount constituted a beneficial conversion feature and was recorded as a deemed non-cash dividend in an aggregate amount of $7,028,557 to the holders of the converted securities and is an additive adjustment in the calculation of AFFO.

7)
This adjustment is the reversal of the non-cash amortization of below-market lease intangibles, which were recognized in conjunction with the acquisitions of the Trail II, Ashford Park and McNeil Ranch multifamily communities. These intangibles, totaling approximately $384,000, are to be amortized over the estimated average remaining lease terms of six to seven months.

8)
We deduct from FFO normally recurring capital expenditures that are necessary to maintain the communities' revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for non-recurring capital expenditures, which totaled $74,408 and $7,016 for the three-month periods ended June 30, 2013 and 2012, respectively.

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

On August 31, 2012, we, in conjunction with our Operating Partnership, entered into a credit agreement with Key Bank National Association, or the Lender, to obtain a $15.0 million senior secured revolving credit facility, or Credit Facility. The permitted uses of the Credit Facility are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrued interest at a variable rate of the 1 month London Interbank Offered Rate, or LIBOR, index plus 500 basis points until April 4, 2013, at which point we amended the Credit Facility to reduce the interest rate to LIBOR plus 450 basis points. This rate was approximately 5.2% per annum at June 30, 2013. The Credit Facility also bears a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility had a maturity date of August 31, 2013. On April 4, 2013, we increased the aggregate borrowing amount under our Credit Facility from $15.0 million to $30.0 million and extended the maturity date to April 4, 2014. We paid fees and expenses of approximately $200,000 to amend the Credit Facility.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2013, we were in compliance with all covenants related to the Credit Facility.

At June 30, 2013, we had a balance owed of approximately $14.1 million under the Credit Facility. Interest expense was $248,238 (excluding deferred loan cost amortization of $166,581) and the weighted average interest rate was 5.0% for the six-month period ended June 30, 2013.

Our net cash provided by operating activities for the six-month periods ended June 30, 2013 and 2012 was approximately $3,240,000 and $1,797,000, respectively. The increase in net cash provided by operating activities compared to the prior year period was primarily due to the incremental cash generated by property income provided by the acquired McNeil Ranch, Ashford Park, and Lake Cameron properties, the acquisitions of which were partially funded by the net proceeds from the sale of the Series B Preferred Stock, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, partially offset by a reduction due to approximately $1.2 million of acquisition costs recorded in the 2013 period.

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

Our net cash used in investing activities was approximately $67.8 million and $10.1 million for the six-month periods ended June 30, 2013 and June 30, 2012, respectively. The 2013 period included disbursements for our acquisitions of the McNeil Ranch, Ashford Park, Lake Cameron, and Trail II properties which totaled approximately $34.0 million and deployments of cash for real estate loans and notes receivable which totaled approximately $33.2 million, versus disbursements for loans and notes receivable in the 2012 period of approximately $9.8 million.

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

For the six-month period ended June 30, 2013, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$67,928	$—	$—	$67,928
Other nonrecurring capital expenditures	—	780	5,700	—	—	—	6,480
Total nonrecurring capital expenditures	—	780	5,700	67,928	—	—	74,408

Normally recurring capital expenditures	40,912	30,601	27,988	97,088	46,254	52,557	295,400
Total capital expenditures	$40,912	$31,381	$33,688	$165,016	$46,254	$52,557	$369,808

For the six-month period ended June 30, 2012, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$4,993	$160,552	$4,788	$170,333
Other nonrecurring capital expenditures	—	5,850	1,166	7,016
Total nonrecurring capital expenditures	4,993	166,402	5,954	177,349

Normally recurring capital expenditures	37,374	42,065	30,330	109,769
Total capital expenditures	$42,367	$208,467	$36,284	$287,118

Net cash provided by financing activities was approximately $69.2 million and $6.7 million for the six-month periods ended June 30, 2013 and June 30, 2012, respectively. During the 2013 period, our significant financing cash sources were the receipt of approximately $37.0 million from the placement of our Series B Preferred Stock and $35.9 million from proceeds of our Unit offering, as well as approximately $2.5 million in net proceeds from the mortgage refinancing transactions related to our four acquisitions of multifamily communities; the 2012 period sources of cash from financing activities consisted of approximately $9.1 million from proceeds of our Unit offering. Our significant financing cash disbursements during the six-month period ended June 30, 2013 were dividend payments of approximately $3.1 million, deferred offering costs of approximately $0.7 million, and payments for mortgage loan origination costs of approximately $1.6 million; the corresponding 2012 period disbursements consisted of payments for dividends of approximately $1.4 million and deferred offering costs of approximately $1.1 million.

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

For the six-month period ended June 30, 2013, our dividend activity consisted of dividends on our Series A Preferred Stock and, prior to its conversion to Common Stock, our Series B Preferred Stock, which totaled $1,795,932, plus Common Stock dividends which totaled $2,431,957. Our cash-generating activity as measured by cash flows provided by operating activities for the six-month period ended June 30, 2013 was $3,239,751, which reflects a reduction of approximately $1.2 million of acquisition costs which were funded not by current operating results, but from net proceeds of the Series B Preferred Stock. Excluding the effect of these acquisition costs, our cash flows from operating activities was sufficient to fund our cash dividend distributions. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our Series A Preferred Stock dividend activity consisted of:

2013			2012
Declaration date	Number of shares	Aggregate dividends paid	Declaration date	Number of shares	Aggregate dividends paid

January 24, 2013	19,732	$107,551	N/A	—	$—
February 7, 2013	23,094	119,885	N/A	—	—
February 7, 2013	25,755	132,603	N/A	—	—
April 20, 2013	41,492	220,874	April 13, 2012	2,155	11,486
May 20, 2013	48,098	247,596	May 10, 2012	4,985	25,406
June 27, 2013	53,749	276,948	June 22, 2012	8,441	42,793

		$1,105,457			$79,685

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

On February 7, 2013, we declared a dividend on our Series B Preferred Stock, equivalent to $0.145 per share of Common Stock on an as-converted basis. Such dividends on the Series B Preferred Stock may only be declared and paid if like-amount dividends are declared and paid on our Common Stock. The Series B Preferred Stock dividend totaled $690,476 and was paid on April 22, 2013. All 40,000 shares of the Series B Preferred Stock were converted to 5,714,274 shares of Common Stock on May 16, 2013.

Our Common Stock dividend activity consisted of:

Six month period ended June 30,
2013				2012
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 28, 2013	5,323,605	$0.145	$771,923	March 30, 2012	5,178,315	$0.13	$673,180
June 26, 2013	11,066,895	0.15	1,660,034	June 29, 2012	5,211,362	0.13	677,477

Total		$0.295	$2,431,957			$0.26	$1,350,657

Our quarterly Common Stock dividend declaration on May 9, 2013 of $0.15 per share represented an increase of approximately 20% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 10%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

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

On November 18, 2011, the SEC declared effective our registration statement on Form S-11 (registration number 333-176604), or the Registration Statement, for our Primary Series A Offering. The price per Unit is $1,000. The Series A Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Series A Preferred Stock will begin accruing on the date of issuance. The Series A Preferred Stock is redeemable at the option of the holder beginning two years following the date of issuance, subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2013, we had issued an aggregate of 59,151 Units from our Primary Series A Offering, leaving 90,849 Units available to be issued.

On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for our Follow-On Offering, which registration statement has not yet been declared effective by the SEC. However, we expect this registration statement to be declared effective in the third or fourth quarter 2013. The terms of the Follow-On Offering and features of the related Units are substantially the same as the Primary Series A Offering.

On January 17, 2013, we issued 40,000 shares of our Series B Preferred Stock at a purchase price of $1,000 per share through a private placement transaction. The gross proceeds totaled $40.0 million, with net proceeds to us of approximately $37.6 million after commissions. The Series B Preferred Stock was converted into 5,714,274 shares of Common Stock on May 16, 2013. On April 15, 2013, we filed a resale registration statement (registration number 333-187925) for the purpose of registering the resale of the underlying shares of Common Stock into which the shares of Series B Preferred Stock were converted on May 16, 2013.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of June 30, 2013, our outstanding debt (both secured and unsecured) was approximately 47.2% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at June 30, 2013. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of June 30, 2013, we had long term mortgage indebtedness of approximately $127.5 million, all of which was incurred by us in connection with the acquisition or refinancing of our six multifamily communities. The outstanding balance includes fixed-rate debt of approximately $108.0 million, or 84.7% of the total mortgage debt balance, and floating-rate debt of approximately $19.5 million, or 15.3% of the total mortgage debt balance.

As of June 30, 2013, we had approximately $7.5 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant issued to IAA for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of June 30, 2013, we had outstanding 59,121 Warrants from our Primary Series A Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2013, a total of 10,018 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 200,360 shares of Common Stock. The remainder of the Warrants outstanding at June 30, 2013 become exercisable between July 17, 2013 and June 28, 2014 and have exercise prices that range between $9.00 and $11.64 per share. If all the outstanding Warrants at June 30, 2013 become exercisable and were exercised, gross proceeds to us would be approximately $12.4 million and we would as a result issue an additional 1,183,020 shares of Common Stock.

Contractual Obligations

As of June 30, 2013, our contractual obligations consisted of the six mortgage notes secured by our acquired properties and the Credit Facility. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at June 30, 2013 of 0.19%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$27,991,251	$4,608,869	$9,173,566	$8,933,540	$5,275,276
Principal	127,516,000	60,110	1,500,158	39,199,629	86,756,103
Line of credit:
Interest	—	—	—	—	—
Principal	14,136,932	14,136,932	—	—	—
Total	$169,644,183	$18,805,911	$10,673,724	$48,133,169	$92,031,379

In addition, we had unfunded real estate loan balances totaling approximately $19.2 million at June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of June 30, 2013, we have one variable rate mortgage, on our Stone Rise community, with a principal amount of $19.5 million. This mortgage has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) under Freddie Mac's capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as the Stone Rise instrument matures in May 2018. Our Credit Facility accrued interest at a spread over LIBOR of 5.0% until its amendment on April 4, 2013, after which the interest spread was reduced to 4.5%; this combined rate is uncapped. Because of the short term nature of this loan, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at June 30, 2013, would increase by approximately $195,000 on an annualized basis, or decrease by approximately $38,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.19% at June 30, 2013, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

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

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We and our subsidiaries are not currently subject to any legal proceedings that we consider material.

Item 1A.	Risk Factors

Other than as described in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 that was filed with the SEC on May 5, 2013, there have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2012 that was filed with the SEC on March 15, 2013.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 9, 2013	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: August 9, 2013	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description

10.1	(1)	Note in the amount of $12,713,241.55 dated as of March 28, 2013 issued by Lely Apartments, LLC to Aster Lely Mezzanine Lending, LLC
10.2	(1)	Note in the amount of $12,713,241.55 dated as of March 28, 2013 issued by Lely Apartments, LLC to Aster Lely Mezzanine Lending, LLC
10.3	(1)	Purchase Option Agreement dated as of March 28, 2013 between Lely Apartments, LLC and Aster Lely Mezzanine Lending, LLC
10.4	(2)
Modification Agreement dated as of April 4, 2013 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.5	(2)	Buy-Sell Agreement dated as of April 4, 2013 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Ashford)
10.6	(2)	Buy-Sell Agreement dated as of April 4, 2013 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (McNeil)
10.7	(2)	Buy-Sell Agreement dated as of April 4, 2013 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Lake Cameron)
10.8	(3)	Note in the amount of $10,962,000 dated as of April 20, 2103 issued by Iris Crosstown Partners LLC to Iris Crosstown Mezzanine Lending, LLC
10.9	(3)	Mezzanine Loan Agreement dated as of April 30, 2013 among Iris Crosstown Partners LLC and Iris Crosstown Mezzanine Lending, LLC
10.10	(3)	Purchase Option Agreement dated as of April 30, 2013 between Iris Crosstown Apartments LLC and Iris Crosstown Mezzanine Lending, LLC
10.11	(4)	Note in the amount of $16,603,935 dated as of May 8, 2013 issued by Newport Overton Holdings, LLC to Newport Overton Mezzanine Lending, LLC
10.12	(4)	Mezzanine Loan Agreement dated as of May 8, 2013 among Newport Overton Holdings, LLC and Newport Overton Mezzanine Lending, LLC
10.13	(4)	Purchase Option Agreement dated as of May 8, 2013 between Newport Overton, LLC and Newport Overton Mezzanine Lending, LLC
10.14	(5)	Purchase Agreement between Trail Creek Apartments, LLC and Oxford Hampton Partners LLC dated as of June 14, 2013
10.15	(6)	Multifamily Loan and Security Agreement dated as of June 25, 2013, between Trail Creek Apartments, LLC and KeyCorp Real Estate Capital Markets, Inc.
10.16	(6)	Multifamily Note dated as of June 25, 2013, issued by Trail Creek Apartments, LLC to KeyCorp Real Estate Capital Markets, Inc.
31.1		Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three months and six months ended June 30, 2013 and 2012, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 2, 2013

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2013

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 6, 2013

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 9, 2013

(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 20, 2013

(6)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 28, 2013