Form 10-Q/A
period 2013-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2013-08-16
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This amendment (Form 10-Q/A, Amendment No. 1) is being provided for the purpose of furnishing revised Exhibits 32.1 and 32.2, Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to correct a scriveners error in the period covered by the certifications that were furnished with our Quarterly Report on Form 10-Q for the period ended June 30, 2013 that was filed on August 12, 2013.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A, Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 16, 2013	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: August 16, 2013	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer