Form 10-Q
period 2013-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2013-11-07
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 5, 2013 was 11,044,715.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
Assets

Real estate
Land	$31,300,000	$13,052,000
Building and improvements	134,309,132	60,284,587
Furniture, fixtures, and equipment	19,374,423	8,771,346
Construction in progress	208,527	3,023
Gross real estate	185,192,082	82,110,956
Less: accumulated depreciation	(12,077,716)	(6,288,998)
Net real estate	173,114,366	75,821,958
Real estate loans, net	68,368,471	35,106,197
Real estate loans to related parties, net	3,645,069	—
Total real estate and real estate loans, net	245,127,906	110,928,155

Cash and cash equivalents	5,453,006	2,973,509
Restricted cash	2,286,117	540,232
Notes receivable	11,210,388	2,450,000
Note receivable from related party	1,500,000	—
Revolving line of credit to related party	4,079,877	936,827
Accrued interest receivable on real estate loans	2,523,449	718,901
Tenant receivables, net of allowance of $60,006 and $18,623	13,271	11,453
Acquired intangible assets, net of amortization of $12,093,210 and $5,537,067	596,745	—
Deferred loan costs, net of amortization of $755,848 and $258,492	1,725,369	681,632
Deferred offering costs	4,614,113	3,347,965
Other assets	695,899	703,256

Total assets	$279,826,140	$123,291,930

Liabilities and equity

Liabilities
Mortgage notes payable	$127,516,000	$55,637,000
Accounts payable and accrued expenses	2,666,698	1,110,964
Revolving credit facility	24,910,667	14,801,197
Accrued interest payable	421,258	202,027
Dividends and partnership distributions payable	2,025,591	851,484
Security deposits and prepaid rents	567,847	330,108
Other deferred income	29,459	301,575
Total liabilities	158,137,520	73,234,355

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 150,000 shares authorized;
72,030 and 19,762 shares issued; 71,960 and 19,762 shares
outstanding at September 30, 2013 and December 31, 2012, respectively	720	198
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 11,044,715 and
5,288,444 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	110,447	52,885
Additional paid in capital	135,483,844	59,412,744
Accumulated deficit	(15,020,422)	(9,408,253)
Total stockholders' equity	120,574,589	50,057,574
Non-controlling interest	1,114,031	1
Total equity	121,688,620	50,057,575

Total liabilities and equity	$279,826,140	$123,291,930

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental revenues	$5,426,402	$2,309,943	$14,789,074	$6,783,328
Other property revenues	630,970	297,159	1,596,022	843,379
Interest income on loans and notes receivable	2,531,116	634,224	5,819,146	1,110,501
Interest income on loans and note from related party	163,787	1,925	207,700	1,925
Total revenues	8,752,275	3,243,251	22,411,942	8,739,133

Operating expenses:
Property operating and maintenance	922,762	350,872	2,402,837	1,051,880
Property salary and benefits reimbursement to related party	600,547	247,165	1,633,530	738,643
Property management fees to related party	238,026	104,320	643,387	304,827
Real estate taxes	640,627	191,262	1,656,204	558,170
General and administrative	159,646	41,394	446,251	132,496
Equity compensation to directors and executives	290,860	315,600	889,946	921,207
Depreciation and amortization	3,682,087	905,988	12,678,709	2,800,404
Acquisition costs	10,682	—	212,818	912
Acquisition fees to related party	—	—	1,029,487	—
Management fees to related party	536,738	214,684	1,388,369	583,660
Insurance, professional fees and other	161,747	107,745	740,799	520,282
Total operating expenses	7,243,722	2,479,030	23,722,337	7,612,481

Operating income (loss)	1,508,553	764,221	(1,310,395)	1,126,652
Interest expense	1,538,567	615,300	3,923,331	1,688,957
Loss on early extinguishment of debt	—	—	604,337	—

Net (loss) income	(30,014)	148,921	(5,838,063)	(562,305)

Consolidated net loss attributable
to non-controlling interests	127,738	—	225,894	—

Net income (loss) attributable to the Company	97,724	148,921	(5,612,169)	(562,305)

Dividends declared to preferred stockholders	(973,069)	(163,059)	(2,769,001)	(242,744)
Deemed non-cash dividend to holders of
Series B Preferred Stock	—	—	(7,028,557)	—
Earnings attributable to unvested restricted stock	(4,352)	(4,626)	(13,496)	(12,302)

Net loss attributable to common stockholders	$(879,697)	$(18,764)	$(15,423,223)	$(817,351)

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.08)	$—	$(1.88)	$(0.16)

Dividends per share declared on Common Stock	$0.15	$0.14	$0.445	$0.40

Weighted average number of shares of Common
Stock outstanding, basic and diluted	11,041,359	5,178,822	8,197,531	5,169,467

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the nine months ended September 30, 2013 and 2012
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non Controlling Interest	Total Equity

Balance at January 1, 2012	$—	$51,493	$43,828,030	$(9,261,623)	$34,617,900	$1	$34,617,901
Issuance of Units	122	—	12,165,498	—	12,165,620	—	12,165,620
Syndication and offering costs	—	—	(1,231,698)	—	(1,231,698)	—	(1,231,698)
Equity compensation to executives and directors	—	38	921,169	—	921,207	—	921,207
Vesting of restricted stock	—	260	(260)	—	—	—	—
Net loss	—	—	—	(562,305)	(562,305)	—	(562,305)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(242,744)	—	(242,744)	—	(242,744)
Dividends to common stockholders ($0.40 per share)	—	—	(2,080,357)	—	(2,080,357)	—	(2,080,357)
Balance at September 30, 2012	$122	$51,791	$53,359,638	$(9,823,928)	$43,587,623	$1	$43,587,624

Balance at January 1, 2013	$198	$52,885	$59,412,744	$(9,408,253)	$50,057,574	$1	$50,057,575
Issuance of Units	522	—	51,304,427	—	51,304,949	—	51,304,949
Syndication and offering costs	—	—	(7,816,159)	—	(7,816,159)	—	(7,816,159)
Equity compensation to executives and directors	—	28	889,918	—	889,946	—	889,946
Vesting of restricted stock	—	330	(330)	—	—	—	—
Vesting of Class B Units and conversion to Class A Units	—	—	(479,841)	—	(479,841)	479,841	—
Conversion of Class A Units to Common Stock	—	61	25,562	—	25,623	(25,623)	—
Class B Units current period amortization	—	—	(672,549)	—	(672,549)	672,549	—
Conversion of Series B Preferred Stock to Common Stock	—	57,143	39,942,857	—	40,000,000	—	40,000,000
Net loss	—	—	—	(5,612,169)	(5,612,169)	(225,894)	(5,838,063)
Reallocation adjustment to non-controlling interests	—	—	(260,767)	—	(260,767)	260,767	—
Distributions to non-controlling interests	—	—	—	—	—	(47,610)	(47,610)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(2,078,525)	—	(2,078,525)	—	(2,078,525)
Dividends to series B preferred stockholders
($17.26 per share)	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.445 per share)	—	—	(4,093,017)	—	(4,093,017)	—	(4,093,017)
Balance at September 30, 2013	$720	$110,447	$135,483,844	$(15,020,422)	$120,574,589	$1,114,031	$121,688,620

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net loss	$(5,838,063)	$(562,305)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	5,788,718	2,796,950
Amortization expense	6,889,991	3,454
Amortization of below market lease	(330,394)	—
Deferred fee income amortization	(241,732)	(41,236)
Deferred loan cost amortization	571,721	91,473
Deferred interest income on real estate loans	(1,804,548)	(318,296)
Equity compensation to executives and directors	889,946	921,207
Deferred cable income amortization	(8,201)	—
Changes in operating assets and liabilities:
(Increase) in tenant receivables	(1,818)	(2,127)
Decrease (increase) in other assets	84,430	(338,579)
Increase in accounts payable and accrued expenses	13,829	291,743
Increase in accrued interest payable	28,892	40,103
(Decrease) increase in security deposits	(11,025)	10,079
Increase in prepaid rents	43,309	114,155
Increase in deferred income	—	16,275
Net cash provided by operating activities	6,075,055	3,022,896

Investing activities:
Investments in real estate loans	(43,720,651)	(25,190,708)
Notes receivable issued	(11,155,618)	(1,580,544)
Notes receivable repaid	956,665	650,000
Draws on line of credit by related party	(6,538,982)	(590,233)
Repayments of line of credit by related party	3,168,909	245,032
Acquisition fees received on real estate loans	1,410,098	517,057
Acquisition fees paid on real estate loans	(705,049)	(258,528)
Acquisition of properties, net	(33,447,617)	—
Additions to real estate assets - improvements	(1,129,263)	(290,051)
(Increase) in restricted cash	(701,770)	(124,566)
Net cash used in investing activities	(91,863,278)	(26,622,541)

Financing activities:
Proceeds from mortgage notes payable	59,045,000	—
Payments for mortgage extinguishment	(56,594,389)	—
Payments for mortgage loan costs	(1,607,394)	(309,500)
Proceeds from revolving lines of credit	48,909,149	15,000,000
Payments on revolving lines of credit	(38,799,679)	—
Proceeds from sales of Series B Preferred Stock, net of offering costs	36,959,366	—
Proceeds from sales of Units, net of offering costs	47,560,602	10,951,202
Common Stock dividends paid	(3,203,573)	(1,997,573)
Preferred stock dividends paid	(2,500,386)	(184,552)
Class A Unit distributions	(31,561)	—
Payments for deferred offering costs	(1,469,415)	(1,911,644)
Net cash provided by financing activities	88,267,720	21,547,933

Net increase (decrease) in cash and cash equivalents	2,479,497	(2,051,712)
Cash and cash equivalents, beginning of period	2,973,509	4,548,020
Cash and cash equivalents, end of period	$5,453,006	$2,496,308

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows (unaudited) - continued

Supplemental cash flow information:
Cash paid for interest	$4,175,177	$1,636,010

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$94,747	$26,967
Dividends payable - common	$1,661,060	$729,699
Dividends payable - preferred	$348,483	$58,062
Deemed non-cash dividend to holders of Series B Preferred Stock	$7,028,557	$—
Partnership distributions to non-controlling interest	$16,048	$—
Accrued and payable deferred offering costs	$452,874	$291,329
Reclass of offering costs from deferred asset to equity	$362,511	$31,158
Receivable from third party for offering costs	$—	$234,679
Mortgage loans assumed on acquisitions	$69,428,389	$—
Mezzanine loan balance applied to purchase of property	$6,326,898	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2013
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

The Company completed its initial public offering, or IPO, on April 5, 2011. As of September 30, 2013, the Company had 11,044,715 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned units in the Operating Partnership which represented a weighted-average ownership percentage of 99.04% for the three-month period ended September 30, 2013. The number of partnership units not owned by the Company totaled 106,988 at September 30, 2013 and represent Class A OP Units of the Operating Partnership. On January 3, 2012, Class B OP Units of the Operating Partnership were granted to the Company's four executive officers for annual service to be provided in 2012. On January 3, 2013, these Class B Units became vested and earned and automatically converted to Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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

Out of Period Adjustment

During the three months ended September 30, 2013, we recorded an out of period adjustment in the amount of $118,069 to correct the allocation of net loss to the non-controlling interest in the Company’s statement of operations.  The corrections, which related to the first and second quarters of 2013 in the amount of $20,761 and $97,308, respectively, increased the amount of net loss that was previously allocated to the non-controlling interest.  The Company has concluded the amounts were not material to those periods nor to the three-month period ended September 30, 2013 and has accordingly recorded the correction in the third quarter of 2013.  This out of period adjustment had no impact to the reported amount of net income/loss, statement of financial position, or cash flows for any prior periods.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
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
September 30, 2013
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
September 30, 2013
(Unaudited)

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
September 30, 2013
(Unaudited)

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

3. Real Estate Assets
On June 25, 2013, the Company completed the acquisition of a 96-unit townhome-style multifamily community adjacent to our Trail Creek community in Hampton, Virginia, or Trail II, for approximately $18.2 million, less a capital improvements reserve of $250,000, which approximated the fair value of the assets. The construction of Trail II was partially financed by a $6.0 million mezzanine loan held by the Company, which was applied to the purchase at the closing of the property acquisition, along with an exit fee for accrued interest of $283,062.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

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

Discrete operating results are not available for Trail II subsequent to the acquisition date. The combined Trail Creek community contributed approximately $1,138,297 and $2,508,912 of revenue and approximately $475,553 and $875,679 of net loss to the Company's consolidated results for the three-month and nine-month periods ended September 30, 2013, respectively.

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
September 30, 2013
(Unaudited)

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

The combined entities of Ashford Park, Lake Cameron, and McNeil Ranch contributed approximately $2.9 million and $8.0 million of revenue and approximately $1.2 million and $6.7 million of net loss to the Company's consolidated results for the three-month and nine-month periods ended September 30, 2013, respectively.

The Company recorded depreciation and amortization of tangible and intangible assets on all its multifamily communities as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Depreciation:
Buildings and improvements	$1,027,767	$412,091	$2,845,693	$1,235,725
Furniture, fixtures, and equipment	1,077,922	492,746	2,943,025	1,561,225
	2,105,689	904,837	5,788,718	2,796,950
Amortization:
Acquired intangible assets	1,575,247	—	6,886,537	—
Website development costs	1,151	1,151	3,454	3,454
Total depreciation and amortization	$3,682,087	$905,988	$12,678,709	$2,800,404
Amortization of acquired intangible assets for the nine-month period ended September 30, 2013 commenced on January 23, 2013, the date of acquisition of the three newly-acquired WMAF communities, and on June 25, 2013, the acquisition date of Trail II. The intangible assets will be amortized over a period ranging from the average remaining lease term, which was approximately six to seven months, to the average remaining lease term plus the average estimated renewal period. See note 15 for pro forma operating results of the Company, including the newly-acquired properties.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

4.     Real Estate Loans, Notes Receivable, and Line of Credit

At September 30, 2013, our portfolio of real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party
		(1)

	Summit II		Suburban Atlanta, GA	5/7/2012	5/8/2017	N/A	$6,103,027	$12,384,000
	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	10,000,000	$18,600,000
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	12,153,000	$28,400,000
	Madison - Rome		Rome, GA (2)	11/13/2012	9/20/2015	N/A	5,360,042	$11,500,000
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000
	Crosstown Walk		Suburban Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000
	Haven West		Carrollton, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189
	Starkville		Starkville, MS (5) (6)	8/21/2013	5/31/2014	N/A	1,730,000	N/A
	Newtown		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000

							$92,908,106

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "Summit II" - Oxford Summit II Apartments LLC; "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; and "Newtown" - Oxford NTW Apartments LLC.

(2)
Madison-Rome is a mezzanine loan for an 88,351 square foot retail development project. On October 16, 2013, the anchor tenant obtained a certificate of occupancy and took possession of approximately 54,340 square feet of space.

(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Planned 568 bed student housing community.
(5)	A land acquisition loan which pays 8% current interest only, in support of a planned 168-unit, 536-bed student housing community.
(6)	See note 6 - Related Party Transactions
The mezzanine real estate loans held by the Company pay current monthly interest of 8% per annum, and except for the Starkville loan, which pays no deferred interest, and except for the Newtown loan, which accrues an additional 5% interest and a 1% exit fee, accrue an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for the Company to realize the additional interest amounts. If the Company exercises a purchase option and acquires the property, the additional interest described below will be treated as additional consideration for the acquired project. The Company receives a fee of 2% of the aggregate amount of the loan at loan inception as partial inducement to offer the funds. The Company concurrently pays half of the 2% loan fee to its Manager as an acquisition fee (see note 6). The net 1% retained is recognized as revenue over the term of the loan. Except for the Starkville loan, the Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Starkville loan is also collateralized by the acquired land. The Haven West loan is additionally collateralized by an assignment by the developer of security interests in an unrelated project. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

Management monitors the level of credit quality for each of the Company's mezzanine real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional, and national economic conditions as may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories.

	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	Carrying amount
Project/Property

Summit II	$6,103,027	$122,061	$61,030	$(39,376)	$6,063,651
City Park	10,000,000	200,000	100,000	(78,349)	9,921,651
City Vista	12,153,000	243,060	121,530	(97,023)	12,055,977
Madison - Rome	5,360,042	107,201	53,600	(40,492)	5,319,550
Lely	8,018,423	254,267	127,133	(99,793)	7,918,630
Crosstown Walk	9,844,642	219,240	109,620	(52,566)	9,792,076
Overton	11,789,478	332,000	166,000	(142,511)	11,646,967
Haven West	2,130,569	138,816	69,408	(63,424)	2,067,145
Starkville	1,590,600	34,600	17,300	(12,676)	1,577,924
Newtown	5,745,036	206,920	103,460	(95,067)	5,649,969

	$72,734,817	$1,858,165	$929,081	$(721,277)	$72,013,540
The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its mezzanine loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion
Project/Property	Begin	End

Summit II	10/1/2014	2/28/2015	$19,254,155	140
City Park	11/1/2015	3/31/2016	$30,945,845	284
City Vista	2/1/2016	5/31/2016	$43,560,271	272
Madison - Rome	N/A	N/A	N/A	N/A
Lely	4/1/2016	8/30/2016	$43,500,000	308
Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342
Overton	7/8/2016	12/8/2016	$51,500,000	294
Haven West	8/1/2016	1/31/2017	$26,138,466	160
Starkville	N/A	N/A	N/A	—
Newtown	2/1/2016	9/15/2016	$44,266,000	247

				2,047

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

At September 30, 2013, our portfolio of notes and line of credit receivable consisted of:

Borrower	Type of instrument	Date of loan	Maturity date	Total loan commitments	Amount drawn	Interest rate

360 Residential, LLC	Bridge loan	6/25/2013	3/20/2014	$1,000,000	$872,747	8%	(1)
TPKG 13th Street Development, LLC	Land acquisition loan	7/24/2013	1/15/2014	6,400,000	6,241,484	8%	(2)
Preferred Capital Marketing Services, LLC	Promissory note	1/24/2013	1/23/2015	1,500,000	1,500,000	10%
Riverview Associates, Ltd.	Promissory note	12/17/2012	12/31/2013	1,300,000	1,300,000	8%	(3)
International Assets Advisory, LLC	Subordinated loan	11/15/2012	11/15/2013	650,000	650,000	10%	(4)
Oxford Properties LLC	Promissory note	8/27/2013	4/30/2017	1,500,000	1,475,000	8%
Riverview Office, LLC	Promissory note	8/20/2013	10/31/2013	1,000,000	671,156	8%	(5)
Preferred Apartment Advisors, LLC	Revolving credit line	6/12/2013	12/31/2015	6,000,000	4,079,878	8%	(6)
				$19,350,000	$16,790,265

(1) Amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan, which include an additional 6% deferred interest, are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) Note pays current interest at 8% per annum, plus an additional interest amount necessary to provide the Company with a 14% cumulative simple rate of return through August 31, 2013, scaling upward to 20% per annum on January 1, 2014 and thereafter. The amounts payable under the terms of the loan are collateralized by a pledge of 100% of the membership interests of the project entity.

(3) The amounts payable under the terms of the loan are collateralized by an assignment of project documents and guaranties of payment and performance by the principal of the borrower.
(4) The amounts payable under the terms of the loan are collateralized by rights of withholding commissions due IAA from the Company in connection with securing placements of the Primary Series A Offering.

(5) Amendment of the promissory note which was originated on April 30, 2013. See note 17 for discussion of increase in loan amount and an extension of the maturity date.
(6) The amounts payable under the credit line are collateralized by an assignment of the Manager's rights to fees due under the third amended and restated management agreement between the Company and the Manager.

On July 26, 2013, the amount owed to the Company by Pecunia Management, LLC under the terms of the Company's $1.5 million loan to Pecunia which closed on January 24, 2013 was transferred by a novation to Preferred Capital Marketing Services, LLC, a Georgia limited liability company, or PCMS, which will be performing certain marketing services for the Company related to its capital raising efforts. PCMS is 100% owned by NELL Partners, Inc., a related party.
The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Real estate loans:
Current interest payments	$1,258,636	$374,445	$2,966,721	$689,806
Additional accrued interest	932,461	198,449	2,054,297	318,295
Deferred loan fee revenue	64,603	27,455	180,297	38,884
Total real estate loan revenue	2,255,700	600,349	5,201,315	1,046,985
Interest income on notes and line of credit	439,203	35,800	825,531	65,441
Interest income on loans and notes receivable	$2,694,903	$636,149	$6,026,846	$1,112,426

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
September 30, 2013
(Unaudited)

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
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the Summit II, City Park, City Vista, Overton, Crosstown Walk, Lely, Haven West and Newtown loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2013 of approximately $72.7 million. The maximum aggregate amount of loans to be funded as of September 30, 2013 was approximately $92.9 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Summit II, Crosstown Walk, City Park, City Vista and Newtown real estate loans, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $43.8 million (with a total commitment amount of $49.6 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of September 30, 2013.

The borrowers and guarantors behind these real estate loans (excluding the Madison-Rome, Overton, Lely, Haven West and Starkville loans) collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer for the three-month and nine-month periods ended September 30, 2013 of approximately $1.4 million and $3.6 million.

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
On August 16, 2012, the Company filed a registration statement on Form S-11 (registration number 333-183355) for a follow-on offering of an additional 850,000 Units, or Follow-On Offering .  On August 29, 2013, the Company filed Pre-Effective Amendment No. 1 for the Follow-On Offering registration statement on Form S-3 increasing the Follow-On Offering to 900,000 Units (see

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

Note 17).  The terms of the Follow-On Offering and features of the Units in the Follow-On Offering are substantially the same as the Primary Series A Offering. See note 17.

As of September 30, 2013, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $6.6 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $4.7 million. As of September 30, 2013, the Company had issued 72,030 Units and collected net proceeds of approximately $65.4 million from the Primary Series A Offering after commissions.  A total of 70 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 7.2% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 7.2% of the approximate $4.7 million deferred to date, or approximately $340,000 as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $4.6 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at September 30, 2013.  The remainder of current and future deferred offering costs related to the Primary Series A Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offerings.

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
On May 17, 2013, the Company filed with the SEC a universal shelf registration statement on Form S-3 (File No. 333-188677), or the Shelf Registration Statement. The Shelf Registration Statement permits the Company to engage in offerings of shares of common stock or preferred stock, debt securities, depositary shares, warrants and units and any combination of the foregoing. The Shelf Registration Statement was declared effective on July 19, 2013. The amount of securities registered was $200 million, all of which is currently available for future offerings. Deferred offering costs related to the establishment of this offering totaled $206,921 as of September 30, 2013. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.

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
September 30, 2013
(Unaudited)

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended		Nine months ended
Type of Compensation	Basis of Compensation	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$195,833	$168,813	$1,734,040	$258,528
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	363,595	148,573	944,087	409,964
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	238,026	104,320	643,387	304,827
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	173,143	66,111	444,282	173,696

		$970,597	$487,817	$3,765,796	$1,147,015

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are included in property operating and maintenance expense on the Consolidated Statements of Operations:

Three months ended September 30,		Nine months ended September 30,
2013	2012	2013	2012
$600,547	$247,165	$1,633,530	$738,643

The Manager utilizes its own personnel and certain personnel of its affiliates to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager requested reimbursement of $93,776 and $43,747 for the three-month periods ended September 30, 2013 and 2012, respectively and $242,530 and $120,618 for the nine-month periods ended September 30, 2013 and 2012, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

•
Special limited partnership interest in the Operating Partnership - distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of a property and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during the three-month or nine-month periods ended September 30, 2013 or 2012.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

The Company has extended a mezzanine loan to partially finance the development of a student housing project in Carrollton, Georgia, and a real estate loan for the acquisition of land for the development of another student housing project in Starkville, Mississippi. The principals of the borrowers of these two loans include a relative of John A. Williams, the Company's Chief Executive Officer.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock for the nine month periods ended September 30, 2013 and 2012 were:

2013			2012
Declaration date	Number of shares	Aggregate dividends declared	Declaration date	Number of shares	Aggregate dividends declared

January 24, 2013	19,732	$107,551	N/A	—	$—
February 7, 2013	23,094	119,885	N/A	—	—
February 7, 2013	25,755	132,603	N/A	—	—
April 20, 2013	41,492	220,874	April 13, 2012	2,155	11,486
May 20, 2013	48,098	247,597	May 10, 2012	4,985	25,406
June 27, 2013	53,749	276,946	June 22, 2012	8,441	42,793
July 19, 2013	59,121	302,532	July 22, 2012	10,682	50,878
August 23, 2013	63,359	322,368	August 2, 2012	11,491	54,119
September 24, 2013	68,198	348,483	September 18, 2012	12,178	58,062

	Total	$2,078,839		Total	$242,744

In addition, the Company declared on February 7, 2013 and paid a cash dividend on its Series B Preferred Stock at the same rate and frequency as those dividends declared on the Common Stock, equal to 5,714,274 as-converted shares of Common Stock, in an aggregate amount of $690,476.

The Company's dividend activity on its Common Stock for the nine-month periods ended September 30, 2013 and 2012 was:

2013				2012
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 28, 2013	5,323,605	$0.145	$771,923	March 30, 2012	5,178,315	$0.13	$673,180
June 26, 2013	11,066,895	0.15	1,660,034	June 29, 2012	5,211,362	0.13	677,477
September 16, 2013	11,073,731	0.15	1,661,060	September 28, 2012	5,212,139	0.14	729,700

Total		$0.445	$4,093,017			$0.40	$2,080,357

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At September 30, 2013, the Company had 106,988 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock. On February 7, 2013, the Operating Partnership declared cash distributions to its Class A unitholders totaling $15,513, which were paid on April 25, 2013. On May 9, 2013, the Operating Partnership declared cash distributions to its Class A OP Unitholders totaling $16,048, which were paid on July 31, 2013. On August 8, 2013, the Operating Partnership declared cash distributions to its Class A OP Unitholders totaling $16,048, which were paid on October 29, 2013.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
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

Equity compensation expense by award type for the Company was:

	Equity compensation expense				Unamortized
	for the three-month periods ended September 30,		for the nine-month periods ended September 30,		Expense as of September 30,
	2013	2012	2013	2012	2013

Quarterly board member committee fee grants	$5,983	$6,146	$24,151	$24,433	$—
Class B Unit awards:
Executive officers - 2012	—	239,849	2,580	716,969	—
Executive officers - 2013	215,555	—	644,345	—	217,874
Vice chairman of board of directors	5,125	5,125	25,623	5,125	—
Restricted stock grants:
2011	—	—	—	66,867	—
2012	—	64,480	86,250	107,813	—
2013	64,197	—	106,997	—	149,795

Total	$290,860	$315,600	$889,946	$921,207	$367,669

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

On May 9, 2013, the Company granted a total of 29,016 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $8.85 and total compensation cost in the amount of $256,792 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date or the next annual meeting of the Company's stockholders. All 29,016 unvested shares were outstanding at September 30, 2013.

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
September 30, 2013
(Unaudited)

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

Class B OP Units

On January 3, 2012, pursuant to its Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the Company granted 106,988 Class B OP Units, representing ownership interests in the Operating Partnership, to certain of its executive officers as compensation for service in 2012. On January 3, 2013, the Company granted 142,046 Class B OP Units for service during 2013.

The Class B OP Units become Vested Class B OP Units at the Initial Valuation Date, which is one year from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested Class B OP Units become Earned Class B OP Units and automatically convert into Class A OP Units of the Operating Partnership, which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock on a one-to-one basis at the option of the holder. Vested Class B OP Units may become Earned Class B OP Units on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested Class B OP Units that do not become Earned Class B OP Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B OP Units become Earned Class B OP Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B OP Units to qualify to become fully Earned Class B OP Units.

On August 15, 2012, the Company granted 6,128 Class B OP Units to its Vice Chairman of the Company's Board of Directors, as additional compensation for acting in an expanded capacity related to board oversight of the Company's capital raising efforts. The vesting conditions, conversion rights and other features are identical to the Class B OP Unit grants described above, and differ only by the amount of the market capitalization threshold. On August 15, 2013, this Class B OP Unit Grant vested in full and was automatically converted to Class A OP Units in the Operating Partnership. On August 16, 2013, the participant elected to convert the Class A OP Units to 6,128 shares of Common Stock.

Because of the market condition vesting requirement that determines the transition of the Vested Class B OP Units to Earned Class B OP Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On December 30, 2012, the 2011 Class B OP Unit awards became fully vested and earned, and a total of 107,164 Class B OP Units automatically converted to Class A OP Units of the Operating Partnership on that date. On December 31, 2012, all Class A OP Unit holders elected to convert their Class A OP Units into Common Stock. On January 3, 2013, the $106,988 outstanding Class B OP Units for 2012 became fully vested and earned and automatically converted to Class A OP Units of the Operating Partnership. All unvested 2013 Class B OP Units were outstanding at September 30, 2013.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

The underlying valuation assumptions and results for the Class B OP Unit awards were:

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

Since the likelihood of attainment of the market condition for each of the Class B OP Units to become earned is believed to be high and the vesting period is one year, the forfeiture rate assumption for these Class B OP Units was set to 0%.

Since the Class B OP Units have no expiration date, a derived service period of one year was utilized, which equals the period of time from the grant date to the initial valuation date.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

In conjunction with the acquisition of Trail II, on June 25, 2013, the Company refinanced the original variable rate mortgage on the first phase of the Trail Creek community with a new 4.22% fixed rate mortgage secured by the combined Trail Creek community in the amount of approximately $28.1 million, for which monthly interest only payments are due through the maturity date of July 1, 2020. In doing so, we recorded a loss on early debt extinguishment, which consisted of a three percent prepayment penalty to the lender of $458,250 paid from the proceeds of the refinancing, and the non-cash writeoff of unamortized deferred loan costs of $146,087.

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

	Acquisition/	Principal balance as of
	refinancing date	September 30, 2013	December 31, 2012	Maturity date	Interest rate

Trail Creek	4/29/2011	$—	$15,275,000	5/1/2018	1 month LIBOR +	2.8%
Trail Creek	6/25/2013	28,109,000	N/A	7/1/2020	Fixed	4.22%
Stone Rise	4/15/2011	19,500,000	19,500,000	5/1/2018	1 month LIBOR+	2.77%
Summit Crossing	4/21/2011	20,862,000	20,862,000	5/1/2018	Fixed	4.71%
Ashford Park	1/24/2013	25,626,000	N/A	2/1/2020	Fixed	3.13%
McNeil Ranch	1/24/2013	13,646,000	N/A	2/1/2020	Fixed	3.13%
Lake Cameron	1/24/2013	19,773,000	N/A	2/1/2020	Fixed	3.13%

Total		$127,516,000	$55,637,000

The Company paid loan origination costs to secure the Ashford Park, McNeil Ranch, and Lake Cameron mortgages of $907,477, and $493,314 for the refinancing of the combined Trail Creek community.
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

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. As of September 30, 2013, the Company was in compliance with all covenants related to the Credit Facility, as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		43.7%
Net worth	Minimum $50,000,000	(2)	$121,688,620
Debt yield	Minimum 7.75%		9.29%
Payout ratio	Maximum 95%		84.5%
Total leverage ratio	Maximum 65%		52.2%
Debt service coverage ratio	Minimum 1.50x		3.4x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Plus 75% of the net proceeds of any equity offering, which totaled approximately $20.6 million as of September 30, 2013.

Loan fees and closing costs for the establishment of the Credit Facility totaled $323,918, which were being amortized over the life of the loan. Amortization expense related to these costs was $188,952 through April 3, 2013, the date of amendment of the Credit Facility. The remaining costs of $134,966, together with additional closing costs of $206,455 for the expansion of the Credit Facility will be amortized over the period of April 4, 2013 through April 4, 2014, the new term of the Credit Facility. The weighted average interest rate for the Credit Facility was 4.9% since inception through September 30, 2013.

Interest expense, including amortization of deferred loan costs was:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Trail Creek	$319,246	$126,044	$585,073	$376,556
Stone Rise	155,105	157,741	461,839	471,240
Summit Crossing	257,553	257,552	764,469	767,198
Ashford Park	217,958	—	600,466	—
McNeil Ranch	119,503	—	331,382	—
Lake Cameron	167,038	—	464,630	—

	1,236,403	541,337	3,207,859	1,614,994
Revolving credit facility	302,164	73,963	715,472	73,963
Interest expense	$1,538,567	$615,300	$3,923,331	$1,688,957
The Company’s estimated future principal payments due on its debt instruments as of September 30, 2013 were:

Period	Future principal payments
2013	$24,910,667	(1)
2014	407,822
2015	728,554
2016	752,215
2017	785,490
thereafter	124,841,919

Total	$152,426,667

(1) Represents amount drawn on the Credit Facility at September 30, 2013

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate as of September 30, 2013 and December 31, 2012.

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

Financing - consists of the Company's investment portfolio of mezzanine loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

The CODM monitors net operating income (“NOI”) on a segment and a consolidated basis as a key performance measure for its operating segments. NOI is defined as rental and other property revenue from real estate assets plus interest income from its loan portfolio less total property operating and maintenance expenses, property management fees, real estate taxes, property insurance, and general and administrative expenses. The CODM uses NOI as a measure of operating performance because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs, acquisition expenses, and other expenses generally incurred at the corporate level.  NOI differs from AFFO, which the Company used to report segment results through December 31, 2012, in that NOI reflects operating performance of the Company's business operations. AFFO is a measure of liquidity and cash-generating performance. Beginning in the first quarter of 2013, the CODM changed the metric it uses to monitor performance and allocate resources from AFFO to NOI, which the CODM believes is a better gauge of operating performance. As AFFO and NOI are not comparable metrics, there is no relevant reconciliation between NOI to the AFFO reported in prior year comparable periods.

The following tables present the Company's assets, revenues, and NOI results by reportable segment, as well as a reconciliation from NOI to net loss. The assets attributable to 'Other' primarily consist of  deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels.

	September 30, 2013	December 31, 2012

Assets:
Multifamily communities	$178,353,442	$77,292,922
Financing	91,338,822	39,222,062
Other	10,133,876	6,776,946
Consolidated assets	$279,826,140	$123,291,930

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

For the nine-month period ended September 30, 2013, the Company's total expenditures for long-lived assets were $34,576,880, all of which were attributable to the multifamily communities segment. This amount consisted of recurring and non-recurring capital expenditures and the purchase of the four newly-acquired communities, net of mortgage debt assumed.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues

Multifamily communities	$6,057,371	$2,607,102	$16,385,096	$7,626,707
Financing	2,694,903	636,149	6,026,846	1,112,426
Consolidated revenues	$8,752,274	$3,243,251	$22,411,942	$8,739,133

Segment net operating income (Segment NOI)

Multifamily communities	$3,451,598	$1,627,089	$9,486,780	$4,711,592
Financing	2,694,903	636,149	6,026,846	1,112,426

Consolidated segment net operating income	6,146,501	2,263,238	15,513,626	5,824,018

Interest	1,538,567	615,300	4,527,668	1,688,957
Depreciation and amortization	3,682,087	905,988	12,678,709	2,800,404
Professional fees	57,908	31,868	450,676	283,346
Management fees	536,738	214,684	1,388,369	583,660
Acquisition costs	10,682	—	1,242,305	912
Equity compensation to directors and executives	290,860	315,600	889,946	921,207
Other	59,673	30,877	174,016	107,837

Net loss	$(30,014)	$148,921	$(5,838,063)	$(562,305)

NOI results for the three-month and nine-month periods ended September 30, 2012 have been retrospectively revised to be comparable to the performance measure used by the Company’s CODM during 2013.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

13. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(30,014)	$148,921	$(5,838,063)	$(562,305)
Net loss attributable to non-controlling interests	127,738	—	225,894	—
Net (loss) income attributable to the Company	97,724	148,921	(5,612,169)	(562,305)
Dividends declared to preferred stockholders (A)	(973,069)	(163,059)	(2,769,001)	(242,744)
Deemed non-cash dividend to holders of Series
B Preferred Stock	—	—	(7,028,557)	—
Earnings attributable to unvested restricted stock (B)	(4,352)	(4,626)	(13,496)	(12,302)
Net loss attributable to common stockholders	$(879,697)	$(18,764)	$(15,423,223)	$(817,351)

Denominator:
Weighted average number of shares of Common Stock - basic	11,041,359	5,178,822	8,197,531	5,169,467
Effect of dilutive securities: (C)
Warrants	—	—	—	—
Class B Units	—	—	—	—
Weighted average number of shares of Common Stock - diluted	11,041,359	5,178,822	8,197,531	5,169,467

Loss per weighted average share - basic and diluted	$(0.08)	$—	$(1.88)	$(0.16)

(A) The Company’s 71,960 shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's unvested restricted share awards (29,016 and 33,046 shares of Common Stock at September 30, 2013 and 2012, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses, the dividends declared for the three-month and nine-month periods ended September 30, 2013 and 2012 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to IAA on March 31, 2011 and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 1,440,600 shares of Common Stock, 106,988 Class A OP Units of the Operating Partnership, and a total of 142,046 unvested Class B OP Units issued on January 2, 2013 were excluded from the diluted shares calculation because the effect was antidilutive.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

15. Pro Forma Financial Information

The Company’s condensed pro forma financial results, assuming the acquisitions of Trail II, McNeil Ranch, Lake Cameron, and Ashford Park were hypothetically completed on January 1, 2012 were:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Pro forma:
Revenues	$8,683,576	$6,008,395	$23,363,936	$16,906,119

Net income (loss)	$1,476,534	$(711,107)	$2,073,766	$(12,326,441)

Net income (loss) attributable to the
Company	$1,468,996	$(711,107)	$2,185,164	$(12,326,441)

Net (loss) income attributable to
common stockholders	$491,575	$(1,678,790)	$(7,763,984)	$(14,867,196)

Net (loss) income per share of Common Stock
attributable to common stockholders, basic
and diluted	$0.04	$(0.32)	$(0.95)	$(2.88)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	11,041,359	5,178,822	8,197,531	5,169,467

These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2012, nor should they be interpreted as expectations of future results.

In connection with the preparation of the Company’s September 30, 2013 financial statements, the Company identified an error in the pro forma financial information presented in the notes to the financial statements for the three-month period ended June 30, 2013. The erroneous amounts as compared to the correct amounts are as follows:

	As presented	Corrected
	Three months ended
	June 30, 2013
Pro forma:
Revenues	$6,838,405	$7,841,955

Net income (loss)	$(95,986)	$693,218

Net income (loss) attributable to the
Company	$(94,134)	$812,154

Net (loss) income attributable to
common stockholders	$(1,287,533)	$(6,996,172)

Net (loss) income per share of Common Stock
attributable to common stockholders, basic
and diluted	$(0.24)	$(0.85)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	5,289,690	8,198,340

The Company evaluated the impact of the errors on the previously-filed financial statements and the pro forma disclosures and concluded that such amounts were immaterial to our Form 10-Q for the period ended June 30, 2013. The errors were related to our pro forma disclosures only and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity, or cash balances for any reporting periods.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

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

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable. Accrued interest included in the carrying values of the Company's real estate loans was approximately $2.5 million and $700,000 at September 30, 2013 and December 31, 2012, respectively.

	As of September 30, 2013
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$74,503,643	$79,677,402	$—	$—	$79,677,402
Notes receivable	12,710,388	12,710,388	—	—	12,710,388
Line of Credit receivable	4,079,877	4,079,877	—	—	4,079,877
	$91,293,908	$96,467,667	$—	$—	$96,467,667
Financial Liabilities:
Mortgage notes payable	$127,516,000	$125,065,482	$—	$—	$125,065,482
Revolving credit facility	24,910,667	24,910,667	—	—	24,910,667
	$152,426,667	$149,976,149	$—	$—	$149,976,149

	As of December 31, 2012
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$35,548,448	$37,646,753	$—	$—	$37,646,753
Notes receivable	2,450,000	2,450,000	—	—	2,450,000
Line of Credit receivable	936,827	936,827	—	—	936,827
	38,935,275	41,033,580	$—	$—	41,033,580
Financial Liabilities:
Mortgage notes payable	$55,637,000	$57,012,876	$—	$—	$57,012,876
Credit Facility	14,801,197	14,801,197	—	—	14,801,197
	$70,438,197	$71,814,073	$—	$—	$71,814,073

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at September 30, 2013, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2013
(Unaudited)

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

17. Subsequent Events

Between October 1, 2013 and October 31, 2013, the Company issued 6,338 Units and collected net proceeds of approximately $5.7 million.
On October 9, 2013, the Company increased the amount of the Riverview Office, LLC loan to $2.0 million, to fund the payment of a non-refundable deposit for the acquisition of a parcel of land in Atlanta, Georgia, for the construction of an office building. The maturity date of the loan was moved to December 31, 2013.
On October 11, 2013, the Company's follow on offering of up to 900,000 Units was declared effective by the Securities and Exchange Commission.
On November 4, 2013, the Company signed a purchase agreement to acquire a 276-unit multifamily community in Columbus, Ohio for approximately $36.2 million.
On November 7, 2013, the Company declared a dividend on its Common Stock of $0.16 per share, payable on January 15, 2014 to all stockholders of record as of December 16, 2013.
On November 7, 2013, the Company granted 2,178 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $8.28, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $18,034 was recorded in full at the grant date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the third quarter of 2013, we closed two real estate mezzanine loans, one to partially finance the construction of a new multifamily community in Williamsburg, Virginia and another to partially finance the construction of a student housing project in Carrollton, Georgia, as well as a land acquisition bridge loan in support of a student housing project in Starkville, Mississippi. The combined aggregate loan commitment amounts totaled approximately $19.0 million. Both mezzanine loans include exclusive limited options to purchase the properties once stabilized. Our total aggregate real estate loan commitments totaled approximately $92.9 million at September 30, 2013, and are discussed in detail in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 17, 2013, we completed a private placement transaction in which we issued 40,000 shares of our Series B Mandatorily Convertible Preferred Stock, or Series B Preferred Stock, for a purchase price of $1,000 per share, and collected proceeds of approximately $37.6 million, net of commissions. On May 9, 2013, the common stockholders approved the issuance of Common Stock upon the conversion of the Series B Preferred Stock. As a result of such approval, the Series B Preferred Stock was converted into 5,714,274 shares of Common Stock on May 16, 2013. The conversion price of the Series B Preferred Stock created a deemed beneficial conversion feature, or BCF, as a result of the conversion price being less than the market price of the Common Stock on the previous business day. The BCF of approximately $7.0 million was recorded upon the conversion of the Series B Preferred Stock on May 9, 2013. As required by ASC 480, the BCF was recorded as a deemed distribution to the holders upon conversion, with a corresponding increase in additional paid-in capital, with no net effect on total stockholders' equity. The deemed distribution was also recorded as a deemed non-cash preferred dividend in the Company's earnings per share calculations, and due to the Company's deficit position of retained earnings, the deemed non-cash dividend was also recorded as a reduction of additional paid-in capital.

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

As of September 30, 2013, we had cumulatively issued 72,030 Units and collected net proceeds of approximately $65.4 million from our Primary Series A Offering, which is discussed in detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. On August 16, 2012, we filed a registration statement on Form S-11 (registration number 333-183355) for our Follow-On Offering. On August 29, 2013, the Company filed Pre-Effective Amendment No. 1 for the Follow-On Offering registration statement on Form S-3 increasing the Follow-On Offering to 900,000 Units. On October 11, 2013, the SEC declared the registration statement for the Follow-On Offering effective. The terms of the Follow-On Offering and features of the Units in the Follow-On Offering are substantially the same as the Primary Series A Offering. The original Primary Series A Offering expires on the earlier of the sale of all 150,000 Units or December 31, 2013.

On April 4, 2013, we increased the aggregate borrowing amount under our revolving Credit Facility with an unrelated third party lender from $15.0 million to $30.0 million and extended the maturity date to April 4, 2014. The permitted uses of the Credit Facility are to fund investments, capital expenditures, dividends (with consent) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the line of credit bear interest at a variable rate which was approximately 4.7%

per annum at September 30, 2013. More details on the line of credit are discussed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1.A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Part II, Section 1.A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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

We seek to generate returns for our stockholders by taking advantage of the current environment in the real estate market and the United States economy by acquiring multifamily assets in our targeted markets.  The current economic environment still provides some challenges for new development, although new supply is being brought on-line around historically average levels of production.  The level of new supply combined with the economic conditions multifamily currently enjoys should continue to provide an opportunity for existing multifamily product to enjoy stable occupancy rates and rising rental rates as the overall economy continues to grow.  As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value.

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

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended. We will conduct substantially all of our operations through Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, in which we owned an approximate 99% interest as of September 30, 2013.

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue over the coming quarters, which should translate into improved job growth and continued improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector.  We expect current occupancy rates generally to remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction, although increasing, is currently around the average historical levels due to a difficult construction financing environment, which, we believe, should help to keep occupancies stable.

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

Critical Accounting Policies
Certain accounting policies are believed by management to be critical, in that they involve significant management judgments, assumptions, and estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We have had no material changes to our critical accounting policies since December 31, 2012.

Results of Operations

Overview

We commenced business operations in April of 2011 with our initial public offering. Our portfolio of real estate assets, as of September 30, 2013, consisted of six wholly-owned multifamily communities totaling 1,789 units and nine mezzanine real estate construction loans, eight of which are partially financing the construction of multifamily communities. The total aggregate amount of our real estate loan commitments was approximately $92.9 million at September 30, 2013. Each of our multifamily related mezzanine loans contain exclusive limited options to purchase the properties once developed and stabilized.

We recorded net losses attributable to common stockholders of approximately $0.9 million and $19 thousand for the three-month periods ended September 30, 2013 and 2012, respectively, and $15.4 million and $817 thousand for the nine-month periods ended September 30, 2013, and 2012, respectively.

The highlights of our third quarter 2013 include:

•
Funds From Operations, or FFO, was $2,660,575, or $0.24 per weighted average common share and unit outstanding for the third quarter of 2013, an increase of approximately 202% from our FFO result of $881,543, or $0.17 per weighted average common share and unit outstanding for the third quarter of 2012. (1)

•	Total revenues increased approximately $5.5 million, or approximately 170%, for the third quarter of 2013 compared to the third quarter of 2012.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $2,062,981 for the third quarter of 2013, an increase of 152% from our AFFO of $817,996 for the third quarter of 2012. (1) AFFO is calculated after deductions for all preferred dividends.

•
Cash flow from operations for the third quarter of 2013 was $2,835,304. This represents an increase of approximately $1.6 million, or 131% compared to net cash provided by operating activities for the third quarter of 2012.

•	As of September 30, 2013, our total assets were approximately $280 million, an increase of approximately $163 million, or 139% compared to our total assets of $117 million at September 30, 2012.

•	Same store property revenues (as defined hereinafter) grew 3.8% to $2,002,979 for the third quarter of 2013, compared to $1,929,664 for the third quarter of 2012.

•	As of September 30, 2013, our aggregate physical occupancy was 95.4%.

•
On July 15, 2013, we closed a mezzanine loan of up to approximately $6.9 million to partially finance the construction of a 568-bed student housing project located adjacent to the campus of the University of West Georgia in Carrollton, Georgia. At September 30, 2013, the aggregate funded amount of the loan was approximately $2.1 million. The loan includes an option to purchase the property once developed and stabilized.

•
On August 21, 2013, we closed a bridge loan of up to $1,730,000 to finance the acquisition of land in order to develop a planned 536-bed student housing project located adjacent to the campus of Mississippi State University in Starkville, Mississippi.

•
On August 29, 2013, we closed a mezzanine loan of up to approximately $10.3 million to partially finance the construction of a 247-unit multifamily community in Williamsburg, Virginia. At September 30, 2013, the aggregate funded amount of the loan was approximately $5.7 million. The loan includes an option to purchase the property once developed and stabilized.

•
On August 8, 2013, we declared a quarterly dividend on our Common Stock of $0.15 per share, which was paid on October 15, 2013 to all common stockholders of record as of September 16, 2013. Our aggregate cash dividend declarations on Common Stock and Class A Units for the third quarter totaled $1,677,108. In addition, dividends declared on our Series A Redeemable Preferred Stock for the third quarter totaled $973,069.

•
On October 11, 2013, the Securities and Exchange Commission declared effective our Follow-On Offering of up to a maximum of $900 million of Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of our Common Stock.

(1) See Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Loss Attributable to Common Stockholders and Definitions of Non-GAAP Measures in the section entitled "Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)" later within this Results of Operations discussion.

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

(1) Exclusive of assumed mortgage debt

Summit II
In May 2012, we made a mezzanine loan investment of approximately $6.1 million in connection with the construction of a 140-unit multifamily community in Atlanta, Georgia ("Summit II").  As part of our investment, we received a purchase option to acquire Summit II, which option is exercisable commencing October 1, 2014.  Summit II is located adjacent to our 345-unit multifamily community called Summit Crossing Apartments.  We are currently in negotiations to exercise our purchase option prior to the beginning of the option period.  Subject to Summit II meeting its operating income targets and successfully negotiating the right to exercise our purchase option early and subject to the conditions to closing being satisfied, we anticipate completing this acquisition by year end.
Northern Virginia
On November 4, 2013, we entered into a non-binding commitment letter with Oxford Properties, LLC pursuant to which we have offered to provide an approximately $16.9 million mezzanine loan in connection with the construction of a 304-unit multifamily community in Northern Virginia.  Subject to negotiating definitive mezzanine loan documents and Oxford Properties receiving a commitment for a senior construction loan and subject to the conditions to closing being satisfied, we anticipate originating this mezzanine loan by year end.

Real estate loans, Notes Receivable, and Line of Credit

Details of our real estate loan portfolio at September 30, 2013 consisted of:

Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party
	(1)

Summit II		Suburban Atlanta, GA	5/7/2012	5/8/2017	N/A	$6,103,027	$12,384,000
Crosstown Walk		Suburban Tampa, FL (2)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000
City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	10,000,000	$18,600,000
City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	12,153,000	$28,400,000
Madison - Rome		Rome, GA (3)	11/13/2012	9/20/2015	N/A	5,360,042	$11,500,000
Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000
Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000
Haven West		Carrollton, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189
Starkville		Starkville, MS (5) (6)	8/21/2013	5/31/2014	N/A	1,730,000	N/A
Newtown		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000

						$92,908,106

	(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "Summit II" - Oxford Summit II Apartments LLC; "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; and "Newtown" - Oxford NTW Apartments LLC.

	(2)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
	(3)
Madison-Rome is a mezzanine loan for an 88,351 square foot retail development project. On October 16, 2013, the anchor tenant obtained a certificate of occupancy and took possession of approximately 54,340 square feet of space.

	(4)	Planned 568 bed student housing community.
	(5)	A land acquisition loan which pays 8% current interest only, in support of a planned 168-unit, 536-bed student housing community.
	(6)	The principals of the borrowers of these two loans include a relative of John A. Williams, the Company's Chief Executive Officer and a related party.

The mezzanine real estate loans held by us pay current monthly interest of 8% per annum, and except for the Starkville loan, which pays no deferred interest, and except for the Newtown loan, which accrues an additional 5% interest and a 1% exit fee, accrue an additional 6% interest which will be due at maturity or if the property is sold to, or refinanced by, a third party.

There are no contingent events that are necessary to occur for us to realize the additional interest amounts. If we exercise a purchase option and acquire the property, the additional interest described below will be treated as additional consideration for the acquired project. We receive a fee of 2% of the aggregate amount of the loan at loan inception as partial inducement to offer the funds and concurrently pay half of the 2% loan fee to our Manager as an acquisition fee (see note 6). The net 1% retained is recognized as revenue over the term of the loan. Except for the Starkville loan, our real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Starkville loan is also collateralized by the acquired land. The Haven West loan is additionally collateralized by an assignment by the developer of security interests in an unrelated project. Prepayment of the mezzanine loans are permitted in whole, but not in part, without our consent.

We extend loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to create variable interests and require further evaluation as to whether the variable interest creates a variable interest entity, or VIE, which would necessitate consolidation of the project. We consider the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control held by us, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If we are deemed to be the primary beneficiary of a VIE, consolidation treatment would be required.
We have evaluated our real estate loans where appropriate for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the majority of the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
Our real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to our analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the Summit II, City Park, City Vista, Overton, Crosstown Walk, Lely, Haven West and Newtown loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to rights held by the senior lenders on the projects. Therefore, since we have concluded we are not the primary beneficiary, we have not consolidated these entities in our consolidated financial statements. Our maximum exposure to loss from these loans is their drawn amount as of September 30, 2013 of approximately $72.7 million. The maximum aggregate amount of loans to be funded as of September 30, 2013 was approximately $92.9 million.
We are subject to a concentration of credit risk that could be considered significant with regard to the Summit II, Crosstown Walk, City Park, City Vista, and Newtown real estate loans, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The total aggregate commitment amount of these loans is approximately $49.6 million and a total failure to perform by the borrowers and guarantors would subject us to a total possible loss of that amount. We generally require secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. We have performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and have concluded that the guaranties reduce our exposure to the above-described credit risk in place as of September 30, 2013.

The borrowers and guarantors behind these real estate loans (excluding the Madison-Rome, Overton, Havens West, Starkville, and Lely loans) collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of our total revenues. We recorded revenue from transactions with this major customer for the three-month and nine-month periods ended September 30, 2013 of approximately $1.4 million and $3.6 million, respectively.

Three Months and Nine Months Ended September 30, 2013 compared to 2012

Revenues

We recorded total rental revenue of approximately $5.4 million and $14.8 million for the three-month and nine-month periods ended September 30, 2013, compared to approximately $2.3 million and $6.8 million for the three-month and nine-month periods ended September 30, 2012. The increase in rental revenue for the 2013 periods was primarily due to the acquisitions of our three multifamily communities on January 23, 2013 and the contributions of rental revenue from those properties. The increase for the three-month periods was also driven by the first full quarter of revenue contributed by Trail II, which was acquired on June 25, 2013. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from owned multifamily communities. We define physical occupancy as the number of units occupied divided by total apartment units. We calculate average economic occupancy by dividing gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions by gross potential rent.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increases in other property revenues for the three-month and nine-month periods ended September 30, 2013 versus September 30, 2012 were also due primarily to the acquisitions of the three communities in January 2013 and of Trail II on June 25, 2013.

Interest income from our real estate loans increased substantially for the three-month and nine-month periods ended September 30, 2013 versus September 30, 2012 due to the addition of five new mezzanine loans and the conversion of one real estate related loan since the end of the third quarter of 2012.

We recorded interest income and other revenue from these instruments as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Real estate loans:
Current interest payments	$1,258,636	$374,445	$2,966,721	$689,806
Additional accrued interest	932,461	198,449	2,054,297	318,295
Deferred loan fee revenue	64,603	27,455	180,297	38,884
Total real estate loan revenue	2,255,700	600,349	5,201,315	1,046,985
Interest income on notes and line of credit	439,203	35,800	825,531	65,441
Interest income on loans and notes receivable	$2,694,903	$636,149	$6,026,846	$1,112,426

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $923,000 and $351,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and approximately $2.4 million and $1.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases were driven primarily by the acquisition of our three newly-acquired multifamily properties in January 2013, and for the three-month period ended September 30, 2013, the addition of Trail II. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Property salary and benefits to related party

We recorded expense reimbursements to our Manager for the salary and benefits expense for individuals who handle the management, operations and maintenance of our multifamily communities of approximately $601,000 and $247,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and approximately $1.6 million and $739,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases were driven primarily by the acquisition of our three newly-acquired multifamily properties in January 2013. The number of employees assigned by our property manager to our six multifamily communities at September 30, 2013 is not expected to change materially over the foreseeable future.

Property management fees to related party

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $238,000 and $104,000 for the three-month periods ended September 30, 2013 and 2012, respectively and approximately $643,000 and $305,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases from the 2012 periods were attributable primarily to the ownership and operation of the three newly-acquired multifamily communities acquired in January 2013 and for the three-month period ended September 30, 2013, the addition of Trail II.

We also paid general and administrative expense fees and asset management fees to our Manager which totaled approximately $1.4 million and $584,000 for the nine-month periods ended September 30, 2013 and 2012, respectively, and approximately $537,000 and $215,000 for the three-month periods ended September 30, 2013 and 2012, respectively. General and administrative expense fees are calculated as 2% of gross property revenues and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted. The percentage of these costs charged is governed by the Management Agreement. The increases in general and administrative expense fees and asset management fees for the nine-month period was attributable primarily to the ownership and operation of the three newly-acquired multifamily communities in January 2013, as well as the incremental effect of the additional real estate loans we added subsequent to September 30, 2012 and incrementally for the three-month period ended September 30, 2013, the addition of Trail II.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our three multifamily communities. These costs were approximately $641,000 and $191,000 for the three-month periods ended September 30, 2013 and 2012, respectively and approximately $1.7 million and $558,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases from the 2012 periods were attributable primarily to the ownership and operation of the three newly-acquired multifamily communities acquired in January 2013 and for the three-month period ended September 30, 2013, the addition of Trail II, as well as an approximate 64% increase in the assessed value of our Summit Crossing community.

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

General and Administrative

We recorded general and administrative expenses of approximately $160,000 and $41,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and approximately $446,000 and $132,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases in 2013 over the corresponding 2012 periods were attributable primarily to the ownership and operation of the McNeil Ranch, Lake Cameron, and Ashford Park communities subsequent to their acquisition in January 2013.

Equity compensation to directors and executives

Expenses recorded by grant for equity compensation awards were:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Quarterly board member committee fee grants	$5,983	$6,146	$24,151	$24,433
Class B Unit awards:
Executive officers - 2012	—	239,849	2,580	716,969
Executive officers - 2013	215,555	—	644,345	—
Vice chairman of board of directors	5,125	5,125	25,623	5,125
Grants of Restricted Stock to non-employee
board members for annual service:
2011	—	—	—	66,867
2012	—	64,480	86,250	107,813
2013	64,197	—	106,997	—

Total	$290,860	$315,600	$889,946	$921,207

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $3.7 million and $906,000 for the three-month periods ended September 30, 2013 and 2012, respectively and $12.7 million and $2.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases from the 2012 periods to the 2013 periods was primarily due to the amortization of the acquired intangible assets related to the three newly-acquired WMAF multifamily communities of approximately $1.2 million and $6.4 million for the three-month and nine-month periods ended September 30, 2013, respectively, and approximately $492,000 for Trail II for the three-month period ended September 30, 2013. There were no such expenses for these communities for the comparable 2012 periods. Additionally, depreciation expense of acquired tangible real estate assets related to the McNeil Ranch, Lake Cameron, and Ashford Park communities was approximately $1.2 million and $3.3 million for the three-month and nine-month periods ended September 30, 2013, respectively.

Acquisition costs

We recorded acquisition costs for our three WMAF multifamily communities and Trail II of approximately $1.2 million for the nine-month period ended September 30, 2013. Acquisition costs consisted of due diligence, purchase negotiation, appraisals, acquisition fees, and other costs. Acquisition costs in 2013 related to the four acquired properties of approximately $1.0 million were included in acquisition fees paid to reimburse our Manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other costs related to acquiring these and other real estate assets. These fees are calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Insurance, professional fees and other expenses

We recorded insurance, professional fees and other expenses of approximately $162,000 and $108,000 for the three-month periods ended September 30, 2013 and 2012 respectively, and approximately $741,000 and $520,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases in these costs consist principally of fees for audit, Sarbanes-Oxley compliance, tax and legal work performed and were due primarily to higher accounting and legal costs incurred in 2013 related primarily to audits of the property level financial statements of the McNeil Ranch, Ashford Park, and Lake Cameron communities, as well as for Trail II. In addition, the Company realized a property tax refund related to its Ashford Park community which pertained to periods prior to the Company's ownership of the community, in the net amount of approximately $73,000, which was recorded during the third quarter of 2013.

Interest expense

We recorded interest expense of approximately $1.5 million and $615,000 for the three-month periods ended September 30, 2013 and 2012, respectively and approximately $3.9 million and $1.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases were primarily attributable to the incremental interest and amortization expense of deferred loan costs on additional mortgage indebtedness from the McNeil Ranch, Ashford Park, and Lake Cameron communities and additionally for the combined Trail Creek community for the three-month period ended September 30, 2013.

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

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

AFFO makes further adjustments to FFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. We calculate AFFO as:

FFO, plus:

•	Acquisition costs;

•	Organization costs;

•	Non-cash equity compensation to directors and executives;

•	Amortization of loan closing costs;

•	Depreciation and amortization of non-real estate assets;

•	Net loan fees received;

•	Loan exit fees received;

•	Adjustments for non-cash dividends; and

•	Losses on early debt extinguishment;
Less:

•	Non-cash loan interest income;

•	Cash paid for loan closing costs;

•	Amortization of acquired intangible liabilities; and

•	Normally recurring capital expenditures.

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

		Three months ended:
		9/30/2013	9/30/2012

Net loss attributable to common stockholders		$(879,697)	$(18,764)

Less:	Loss attributable to non-controlling interests (See note 1)	(127,738)	—
Add:	Depreciation of real estate assets	2,092,763	900,307
	Amortization of acquired real estate intangible assets	1,575,247	—

Funds from operations attributable to common stockholders and Unitholders		2,660,575	881,543

Add:	Acquisition costs	10,682	—
	Non-cash equity compensation to directors and executives	290,860	315,600
	Amortization of loan closing costs (See note 2)	150,551	48,487
	Depreciation/amortization of non-real estate assets	14,077	5,681
	Net loan fees received (See note 3)	196,329	168,813
	Deferred interest income received (See note 4)	55,409	—
Less:	Non-cash loan interest income (See note 3)	(1,055,572)	(225,970)
	Cash paid for loan closing costs	—	(323,918)
	Amortization of acquired real estate intangible liabilities (See note 5)	(68,699)	—
	Normally recurring capital expenditures (See note 6)	(191,231)	(52,240)

Adjusted funds from operations attributable to common stockholders and Unitholders		$2,062,981	$817,996

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$1,661,060	$729,699
	Distributions to Unitholders (See note 1)	16,048	—
	Total	$1,677,108	$729,699

Common Stock dividends and Unitholder distributions per share		$0.15	$0.14

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	11,041,359	5,178,822
	Class A Units	106,988	—
	Common Stock and Class A Units	11,148,347	5,178,822

	Diluted: (B)
	Common Stock and Class A Units	11,319,409	5,428,752

Actual shares of Common Stock outstanding, including 29,016 and 33,046 unvested shares
of restricted Common Stock at September 30, 2013 and 2012, respectively		11,073,731	5,212,139
Actual Class A Units outstanding		106,988	—
	Total	11,180,719	5,212,139

(A) Units and Unitholders refer to holders of Class A Units in our Operating Partnership. On Janurary 3, 2012, Class B Units in our Operating Partnership were granted for annual service provided in 2012. On January 3, 2013, these Class B Units became vested and earned and automatically converted to Class A Units of the Operating Partnership. These Class A Units collectively represent an approximate 0.96% weighted average non-controlling interest in the Operating Partnership for the three-month period ended September 30, 2013.

(B) Since our AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units in the Operating Partnership for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units in the Operating Partnership, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted since we recorded a net loss available to common stockholders for the periods presented.

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Loss Attributable to Common Stockholders

1)
The 106,988 Class B Units awarded to our key executive officers for service performed during 2012 became vested and earned on January 3, 2013. These Class B OP Units automatically converted to Class A OP Units, and as such are apportioned a percentage of the Company’s financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A OP Units was calculated to be 0.96% for the three-month period ended September 30, 2013. For the three months ended September 30, 2013, we recorded an out of period adjustment related to the first and second quarters of 2013 in the amount of $118,069 to correct the allocation of net loss to the non-controlling interest in the Company’s statement of operations.

2)
We incurred aggregate loan closing costs of approximately $1.8 million on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities. In addition, we paid a total of $323,918 in loan closing costs to secure our $15.0 million revolving line of credit, and $206,455 to increase the borrowing limit to $30.0 million in April 2013. These loan costs are being amortized over the lives of the respective loans, and the non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to these assets, other than in connection with our revolving line of credit.

3)
We receive loan fees and loan commitment fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received, after the payment of acquisition fees to Preferred Apartment Advisors, LLC, our Manager, are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO.

4)
This adjustment is to reflect the receipt in the third quarter of deferred interest income, which had been earned prior to the third quarter on the TPKG 13th Street Development, LLC loan. This payment was received in conjunction with an increase in the total loan amount to the borrower.

5)
This adjustment is the reversal of the non-cash amortization of below-market lease intangibles, which were recognized in conjunction with the acquisitions of the Trail II, Ashford Park and McNeil Ranch multifamily communities. These intangibles, totaling approximately $384,000, are to be amortized over the estimated average remaining lease terms of six to seven months.

6)
We deduct from FFO normally recurring capital expenditures that are necessary to maintain the communities’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for non-recurring capital expenditures, which totaled $418,787 and $10,699 for the three-month periods ended September 30, 2013 and 2012, respectively.

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

On August 31, 2012, we, in conjunction with our Operating Partnership, entered into a credit agreement with Key Bank National Association, or the Lender, to obtain a $15.0 million senior secured revolving credit facility, or Credit Facility. The permitted uses of the Credit Facility are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrued interest at a variable rate of the 1 month London Interbank Offered Rate, or LIBOR, index plus 500 basis points until April 4,

2013, at which point we amended the Credit Facility to reduce the interest rate to LIBOR plus 450 basis points. This rate was approximately 4.7% per annum at September 30, 2013. The Credit Facility also bears a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility had a maturity date of August 31, 2013. On April 4, 2013, we increased the aggregate borrowing amount under our Credit Facility from $15.0 million to $30.0 million and extended the maturity date to April 4, 2014. We paid fees and expenses of approximately $200,000 to amend the Credit Facility.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2013, we were in compliance with all covenants related to the Credit Facility.

At September 30, 2013, we had a balance owed of approximately $24.9 million under the Credit Facility. Interest expense was approximately $464,000 (excluding deferred loan cost amortization of $252,000) and the weighted average interest rate was 4.9% for the nine-month period ended September 30, 2013.

Our net cash provided by operating activities for the nine-month periods ended September 30, 2013 and 2012 was approximately $6.1 million and $3.0 million, respectively. The increase in net cash provided by operating activities compared to the prior year period was primarily due to the incremental cash generated by property income provided by the acquired McNeil Ranch, Ashford Park, and Lake Cameron properties, the acquisitions of which were partially funded by the net proceeds from the sale of the Series B Preferred Stock, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, partially offset by a reduction due to approximately $1.2 million of acquisition costs paid in the 2013 period.

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

Our net cash used in investing activities was approximately $91.9 million and $26.6 million for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. The 2013 period included disbursements for our acquisitions of the McNeil Ranch, Ashford Park, Lake Cameron, and Trail II properties which totaled approximately $34.0 million and deployments of cash for real estate loans and notes receivable which totaled approximately $55.0 million, versus disbursements for loans and notes receivable in the 2012 period of approximately $26.8 million.

Cash used in or provided by investing activities is primarily driven by acquisitions and dispositions of multifamily properties and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more communities at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the nine-month period ended September 30, 2013, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$288,365	$88,572	$97,844	$474,781
Other nonrecurring capital expenditures	—	5,080	13,334	—	—	—	18,414
Total nonrecurring capital expenditures	—	5,080	13,334	288,365	88,572	97,844	493,195

Normally recurring capital expenditures	63,094	60,166	51,675	156,737	81,944	73,017	486,633
Total capital expenditures	$63,094	$65,246	$65,009	$445,102	$170,516	$170,861	$979,828

For the nine-month period ended September 30, 2012, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$6,681	$160,552	$10,799	$178,032
Other nonrecurring capital expenditures	—	5,850	4,166	10,016
Total nonrecurring capital expenditures	6,681	166,402	14,965	188,048

Normally recurring capital expenditures	59,492	60,833	41,684	162,009
Total capital expenditures	$66,173	$227,235	$56,649	$350,057

Net cash provided by financing activities was approximately $88.3 million and $21.5 million for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. During the 2013 period, our significant financing cash sources were the receipt of approximately $47.6 million from proceeds of our Primary Series A Offering and $37.0 million from the placement of our Series B Preferred Stock, as well as approximately $2.5 million in net proceeds from the mortgage refinancing transactions related to our four acquisitions of multifamily communities; the 2012 period sources of cash from financing activities consisted of approximately $11.0 million from proceeds of our Primary Series A Offering. Our significant financing cash disbursements during the nine-month period ended September 30, 2013 were dividend payments of approximately $5.7 million, deferred offering costs of approximately $1.5 million, and payments for mortgage loan origination costs of approximately $1.6 million; the corresponding 2012 period disbursements consisted of payments for dividends of approximately $2.2 million and deferred offering costs of approximately $1.9 million.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock (including the Series B Preferred Stock which converted to Common Stock on May 16, 2013) and Preferred Stock dividends to stockholders, as well as monthly dividends to holders of our Series A Preferred Stock, through net cash generated from operating results.

For the nine-month period ended September 30, 2013, our dividend activity consisted of dividends on our Series A Preferred Stock and, prior to its conversion to Common Stock, our Series B Preferred Stock, which totaled $2.8 million, plus Common Stock dividends which totaled $4.1 million. Our cash-generating activity as measured by cash flows provided by operating activities for the nine-month period ended September 30, 2013 was $6.2 million, which reflects a reduction of approximately $1.2 million from acquisition costs that were funded not by current operating results, but from net proceeds of the sale of Series B

Preferred Stock. Excluding the effect of these acquisition costs, our cash flows from operating activities were sufficient to fund our cash dividend distributions. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our Series A Preferred Stock dividend activity consisted of:

2013			2012
Declaration date	Number of shares	Aggregate dividends declared	Declaration date	Number of shares	Aggregate dividends declared

January 24, 2013	19,732	$107,551	N/A	—	$—
February 7, 2013	23,094	119,885	N/A	—	—
February 7, 2013	25,755	132,603	N/A	—	—
April 20, 2013	41,492	220,874	April 13, 2012	2,155	11,486
May 20, 2013	48,098	247,597	May 10, 2012	4,985	25,406
June 27, 2013	53,749	276,946	June 22, 2012	8,441	42,793
July 19, 2013	59,121	302,532	July 22, 2012	10,682	50,878
August 23, 2013	63,359	322,368	August 2, 2012	11,491	54,119
September 24, 2013	68,198	348,483	September 18, 2012	12,178	58,062

		$2,078,525			$242,744

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

Our Common Stock dividend activity consisted of:

2013				2012
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 28, 2013	5,323,605	$0.145	$771,923	March 30, 2012	5,178,315	$0.13	$673,180
June 26, 2013	11,066,895	0.15	1,660,034	June 29, 2012	5,211,362	0.13	677,477
September 16, 2013	11,073,731	0.15	1,661,060	September 28, 2012	5,212,139	0.14	729,700

Total		$0.445	$4,093,017			$0.40	$2,080,357

Our quarterly Common Stock dividend declaration on August 8, 2013 of $0.15 per share represented an increase of approximately 20% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 8.9%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

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

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Primary Series A Offering, Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Primary Series A Offering. See below for details regarding our Follow-on Offering of 900,000 Units. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On November 18, 2011, the SEC declared effective our registration statement on Form S-11 (registration number 333-176604), or the Registration Statement, for our Primary Series A Offering. The price per Unit is $1,000. The Series A Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Series A Preferred Stock will begin accruing on the date of issuance. The Series A Preferred Stock is redeemable at the option of the holder beginning two years following the date of issuance, subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2013, we had issued an aggregate of 72,030 Units from our Primary Series A Offering, leaving 77,970 Units available to be issued.

Our registration statement on Form S-3 (Registration No. 333-183355) was declared effective by the SEC on October 11, 2013, or the Follow-On Registration Statement, for our Follow-On Offering. The Follow-On Registration Statement allows us to offer up to a maximum of 900,000 Units. The price per Unit is $1,000. We expect the Follow-On Offering will provide us with the ability to continue to offer our Series A Redeemable Preferred Stock and Warrants as currently being offered pursuant our Primary Series A Offering. We expect the Primary Series A Offering will terminate on December 31, 2013, at which time we intend to commence sales pursuant to the Follow-On Offering.

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

On May 17, 2013, we filed with the SEC a universal shelf registration statement on Form S-3 (File No. 333-188677), or the Shelf Registration Statement. The Shelf Registration Statement permits us to engage in offerings of shares of common stock or preferred stock, debt securities, depositary shares, warrants and units and any combination of the foregoing. The Shelf Registration Statement was declared effective on July 19, 2013. The amount of securities registered was $200 million, all of which is currently available for future offerings.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of September 30, 2013, our outstanding debt (both secured and unsecured) was approximately 47.2% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at September 30, 2013. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of September 30, 2013, we had long term mortgage indebtedness of approximately $127.5 million, all of which was incurred by us in connection with the acquisition or refinancing of our six multifamily communities. The outstanding balance includes fixed-rate debt of approximately $108.0 million, or 84.7% of the total mortgage debt balance, and floating-rate debt of approximately $19.5 million, or 15.3% of the total mortgage debt balance.

As of September 30, 2013, we had approximately $5.5 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant issued to IAA for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of September 30, 2013, we had outstanding 72,030 Warrants from our Primary Series A Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2013, a total of 12,178 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 243,560 shares of Common Stock. The remainder of the Warrants outstanding at September 30, 2013 become potentially exercisable between October 17, 2013 and September 30, 2014 and have exercise prices that range between $9.00 and $11.64 per share. If all the outstanding Warrants at September 30, 2013 became exercisable and were exercised, gross proceeds to us would be approximately $15.0 million and we would as a result issue an additional 1,440,600 shares of Common Stock.

Contractual Obligations

As of September 30, 2013, our contractual obligations consisted of the six mortgage notes secured by our acquired properties and the Credit Facility. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at September 30, 2013 of 0.18%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$27,334,547	$4,654,844	$9,254,684	$8,628,725	$4,796,294
Principal	127,516,000	228,875	1,466,924	39,355,159	86,465,042
Line of credit:
Interest	—	—	—	—	—
Principal	24,910,667	24,910,667	—	—	—
Total	$179,761,214	$29,794,386	$10,721,608	$47,983,884	$91,261,336

In addition, we had commitments to fund real estate loans totaling approximately $20.2 million at September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of September 30, 2013, we have one variable rate mortgage, on our Stone Rise community, with a principal amount of $19.5 million. This mortgage has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) under Freddie Mac's capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as the Stone Rise instrument matures in May 2018. Our Credit Facility accrued interest at a spread over LIBOR of 5.0% until its amendment on April 4, 2013, after which the interest spread was reduced to 4.5%; this combined rate is uncapped. Because of the short term nature of this loan, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2013, would increase by approximately $196,000 on an annualized basis, or decrease by approximately $35,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.18% at September 30, 2013, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

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

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 7, 2013	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: November 7, 2013	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

4.1	Articles Supplementary classifying additional shares of Series A Redeemable Preferred Stock	(1)
31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2013