Form 10-K
period 2013-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2014-03-17
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer   ☐    Accelerated filer   ☒    Non-accelerated filer   ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of registrant's most recently completed second fiscal quarter, was $94,440,123 based on the closing price of the common stock on the NYSE MKT on such date.

The number of shares outstanding of the registrant’s Common Stock, as of March 14, 2014 was 15,306,822.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2014 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. You should also review the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for a discussion of various risks that could adversely affect us. Unless the context otherwise requires or indicates, references to the "Company", "we", "our" or "us" refers to Preferred Apartment Communities, Inc., a Maryland corporation, together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership.

Item 1.	Business

Development of the Company

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009 and has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities, and we may make mezzanine loans, provide deposit arrangements or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of our total assets in other real estate related investments, as determined by our external manager and advisor, Preferred Apartment Advisors, LLC, or our Manager, a Delaware limited liability company and a related party. We have no employees of our own; our Manager provides all managerial and administrative personnel to us pursuant to the Third Amended and Restated Management Agreement, dated May 13, 2011, among the Company, our Operating Partnership and our Manager.

Effective as of January 1, 2014, we entered into a Fourth Amended and Restated Management Agreement among the Company, our Operating Partnership and our Manager, or the Management Agreement, which amended and restated the Third Amended and Restated Management Agreement. The Fourth Amended and Restated Management Agreement set the disposition fee on the sale of an asset at 1% of the contract sales price of the asset. In addition, it eliminated our Manager’s obligation to provide our board of directors with prior notice of a proposed investment transaction, but leaves intact our Manager’s obligation to notify the board of directors within 30 days following completion of an investment transaction.

At December 31, 2013, we owned six multifamily communities with a total of 1,929 units in five states; two of the five multifamily communities we acquired during 2013 were second phases of communities we acquired during 2011. We also held twelve real estate loans, seven of which are mezzanine loans which partially finance the construction of new multifamily communities that contain exclusive options to purchase the to-be-developed properties, four of which are bridge loans which are partially or wholly financing land acquisition and predevelopment costs of planned multifamily communities, and one mezzanine loan which is partially financing a retail development project. If we were to ultimately exercise all of our purchase options in place at December 31, 2013, the transactions would add another 2,491 units to our portfolio.

We completed our initial public offering, or the IPO, on April 5, 2011. Our common stock, par value $.01 per share, or our Common Stock, is traded on the NYSE MKT exchange under the symbol "APTS."

Our consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest and has and plans to continue to conduct substantially all its business through the Operating Partnership.

On November 18, 2011, the Securities and Exchange Commission, or SEC, declared effective our registration statement on Form S-11 (File No. 333-176604), as the same was amended from time to time, or our Registration Statement, for our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Series A redeemable preferred stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our Common Stock. The offering described above is described herein as the Primary Series A Offering and was offered by the dealer manager thereof on a “reasonable best efforts” basis. Our Primary Series A Offering expired on December 31, 2013 and 89,408 Units were sold under the Registration Statement.

On October 11, 2013, the SEC declared effective our registration statement on Form S-3 (File No. 333-183355), as the same may be amended from time to time, or our Follow-On Series A Registration Statement, for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. The offering under the Follow-On Series A Registration Statement is referred to herein as the Follow-On Series A Offering, and, except as described in its prospectus, the terms of the Follow-On Series A Offering are substantially similar to the terms of the Primary Series A Offering.

On May 17, 2013, we filed a registration statement on Form S-3 (File No. 333-188677), or our Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. The Shelf Registration Statement allows us to offer equity or debt securities in an amount of up to $200.0 million.
This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by the Company pursuant to the Follow-On Series A Registration Statement or the Shelf Registration Statement, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any offerings shall be made only by means of a prospectus, as the same may be supplemented from time to time, which will become, or that is, as applicable, a part of the Follow-On Series A Registration Statement, or the Shelf Registration Statement.

Financial Information About Segments

We evaluate the performance of our business operations and allocate financial and other resources by assessing the financial results and outlook for future performance across two distinct segments: multifamily communities and real estate related financing.

Our multifamily communities segment includes the results of business operations from our six owned residential multifamily communities, which contributed approximately $18.8 million, $7.5 million and $5.1 million to our consolidated revenues for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. Additionally, revenues from our Trail Creek multifamily community were approximately $3.6 million, $2.7 million and $1.8 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively, and have been reclassified to the line entitled (Loss) income from discontinued operations on the Consolidated Statements of Operations.

Our financing segment consists of the financial results from our portfolio of mezzanine loans, bridge loans and other financial instruments which partially finance the development, construction and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. The financing segment contributed approximately $9.7 million, $2.3 million and $250,000 to our consolidated revenues for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively.

The financial measures required by Item 101 of Regulation S-K to be presented in Item 1 are included in the Company's consolidated financial statements and notes thereto in Item 15 of this Annual Report on Form 10-K.

Investment Strategy

We seek to maximize returns for our stockholders by taking advantage of the current environment in the real estate market following the financial crisis of 2007-2008 and the subsequent downturn in the United States economy. As the real estate market and economy continue to stabilize and improve, we intend to employ efficient management techniques to grow income and create asset value. Our investment strategy may include, without limitation, the following:

•
acquiring assets where assets or the owners of assets are overleveraged and/or owners may be struggling to meet current debt service obligations on such assets, or, in certain circumstances, where owners are financial institutions or conduits under either legal or economic compulsion to sell;

•	acquiring assets in opportunistic, performing and stable markets throughout the United States;

•
acquiring properties which we believe will generate sustainable and growing cash flow from operations sufficient to allow us to cover the dividends that we expect to declare and pay and which we believe will have the potential for capital appreciation; and

•
taking advantage of markets in metropolitan statistical areas, or MSAs, with at least one million people which we expect will generate job growth and where new multifamily development of comparable properties has been below historical averages during the last few years.

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

Any asset acquisitions from affiliated third parties have been, and will continue to be, subject to approval by our conflicts committee comprised solely of independent directors.

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

Financing Strategy

We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this Annual Report on Form 10-K. Included in the “Significant Developments” discussion are details regarding our Primary Series A Offering, our Follow-On Series A Offering, and our private placement of our Series B Mandatorily Convertible Preferred Stock, or Series B Preferred Stock, which was completed in January 2013, and which automatically converted to Common Stock in May 2013, as well as our Shelf Registration Statement under which we sold Common Stock in November 2013.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2013, our outstanding debt (both secured and unsecured) was approximately 41.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2013. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. Other than with regard to our $40.0 million revolving credit facility, or the Credit Facility, we continue to hold no debt at the Company or operating partnership levels, have no cross-collateralization of our real estate assets, and have no contingent liabilities at the Company or operating partnership levels with regard to our secured mortgage debt on our communities.

Leverage may be obtained from a variety of sources, including the Federal Home Loan Mortgage Corporation, or Freddie Mac; the Federal National Mortgage Association, or Fannie Mae; commercial banks; credit companies; insurance companies; pension funds; endowments; financial services companies and other institutions who wish to provide debt financing for our assets.

Our secured and unsecured aggregate borrowings are intended by us to be reasonable in relation to our net assets and will be reviewed by our board of directors at least quarterly. In determining whether our borrowings are reasonable in relation to our net assets, we expect that our board of directors will consider many factors, including the lending standards of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and other companies for loans in connection with the financing of multifamily properties, the leverage ratios of publicly traded and non-traded REITs with similar investment strategies, whether we have positive leverage (in that, the board of directors will compare the capitalization rates of our properties to the interest rates on the indebtedness of such properties) and general market and economic conditions. There is no limitation on the amount that we may borrow for any single investment or the number of mortgages that may be placed on any one property.

Marketing and Branding Strategy

Our Manager has branded, and intends to brand, all apartment communities owned by us as “A Preferred Apartment Community” which we believe signifies outstanding brand and management standards, and has obtained all rights to the trademarks, including federal registration of the trademarks with the United States Patent and Trademark Office, to secure such brand in connection with such branding. We believe these campaigns will enhance each individual property's presence in relation to other properties within that marketplace.

On September 17, 2010, we entered into a trademark license and assignment agreement pursuant to which we granted an exclusive, worldwide, fully-paid, royalty-free license of all our trademarks to our Manager and agreed to assign all of our trademarks to our Manager upon the applications related to our trademarks being successfully converted to use based applications with the United States Patent and Trademark Office.  Pursuant to this agreement, in March 2012, we assigned these trademarks to our Manager and concurrently entered into a royalty-free license agreement for these trademarks with us as licensee. Similarly, in March 2012, our Manager entered into a royalty-free license agreement with us as licensee with respect to all other intellectual property of the Manager. The license agreements will terminate automatically upon termination of the Management Agreement, or upon a material breach of a license agreement that remains uncured for more than 30 days after receipt of notice of such breach. Following such termination, we will be required to enter into a new arrangement with our Manager in order to continue our rights to use our Manager's intellectual property. There can be no assurance that we will be able to enter into such arrangements on terms acceptable to us.

We plan to implement an innovative and unique marketing and branding strategy at each multifamily community that we own by implementing the PAC Concierge, PAC Rewards and PAC Partners programs.

Our PAC Concierge program is a complimentary service for residents designed to offer them the type of personal concierge services that one might expect at a high end resort. The concierge services are provided by a professionally trained third party team and is available to our residents 24/7 by telephone, email or web access through our unique resident web portal. Our PAC Rewards program allows residents to accumulate and redeem rewards points for services and upgrades. Residents may accumulate Preferred Rewards, for example, when they sign their lease, pay their rent online, enroll in our direct debit/automatic payment program, renew their leases, or when a resident's referral signs a new lease. Our PAC Partners program establishes reciprocal relationships between a Preferred Apartment Community and neighborhood businesses to provide our residents with benefits such as discounts, perks and other incentives as an enticement to frequent those businesses and to support the local community.

Environmental Regulation

We are subject to regulation at the federal, state and municipal levels and are exposed to potential liability should our properties or actions result in damage to the environment or to other persons or properties. These conditions include the presence or growth of black mold, potential leakage of underground storage tanks, breakage or leaks from sewer lines and risks pertaining to waste handling. The potential costs of compliance, property damage restoration and other costs for which we could be liable for or which could occur without regard to our fault or knowledge of such conditions.

In the course of acquiring and owning real estate assets, we engage an independent environmental consulting firm to perform a level 1 environmental assessment (and if appropriate, a level 2 assessment) to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2013, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

Competition

The multifamily housing industry is highly fragmented and we compete for residents with a large number of other quality apartment communities in our target markets which are owned by public and private companies, including other REITs, many of which are larger and have more resources than our Company. The number of competitive multifamily properties in a particular market could adversely affect our ability to lease our multifamily communities, as well as the rents we are able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities. The factors on which we focus to compete for residents in our multifamily communities include our high level of resident service, the quality of our apartment communities (including our landscaping and amenity offerings), and the desirability of our locations. Resident leases at our apartment communities are priced competitively based on levels of supply and demand within our target markets and we believe our communities offer a compelling value to prospective residents.

Available Information

The Company makes available all reports which are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC for viewing or download free of charge at the Company's website: www.pacapts.com. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.

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

Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Currently, we do not have any agreements or letters of intent in place for any debt financing sources other than our $40.0 million revolving line of credit facility, or the Credit Facility. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. The dislocation in the credit markets has had a negative effect on the ability of purchasers of real estate to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Debt or equity financing may not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our Follow-On Series A Offering, offerings through our Shelf Registration Statement, or other offerings), the interests of our existing stockholders could be diluted.

Distributions paid from sources other than our net cash provided by operating activities, particularly from proceeds of any offerings of our securities, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with net cash provided by operating activities and may adversely affect our stockholders' overall return.

As we acquire multifamily properties and other real estate assets, we will incur substantial costs to perform due diligence tasks and other costs connected with acquiring these assets. Pursuant to accounting principles generally accepted in the United States of America, or GAAP, regardless of the source of funds to pay acquisition costs, these acquisition costs are accounted for as deductions from total cash provided by operating activities to determine net cash provided by operating activities. The net effect of this could cause our dividend distributions to exceed our net cash provided by operating activities and could have a detrimental effect on our stock price and the value of our stockholders' investment.
We have paid distributions from sources other than from net cash provided by operating activities. If we do not generate sufficient net cash provided by operating activities and other sources, such as from borrowings, the sale of additional securities, advances from our Manager, our Manager's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from any offering of our securities. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time, except for distributions on our Series A Preferred Stock, which would require approval by a supermajority vote of our Common Stockholders. Distributions made from offering proceeds may be a return of capital to stockholders, from which we will have already paid offering expenses in connection with the related offering. We have not established any limit on the amount of proceeds from our securities offerings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of an offering of our securities, we will have less funds available for acquiring properties or real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of an offering of our securities may affect our ability to generate net cash provided by operating activities. Funding distributions from the sale of our securities could dilute the interest of our common stockholders if we sell shares of our Common Stock or securities convertible or exercisable into shares of our Common Stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient net cash provided by operating activities, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on our stockholders.
We may suffer from delays in locating suitable investments, which could adversely affect the return on our stockholders' investment.
Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon our Manager's performance in the acquisition of, and arranging of financing for, investments, as well as our property manager's performance in the selection of residents and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more proceeds we raise in current and future offerings of our securities, the greater our challenge will be to invest all the net offering proceeds on attractive terms. Our stockholders will not have the opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the oversight of our board of directors, the management ability of our Manager and the performance of our Manager and property manager. We cannot be sure that our Manager will be successful in obtaining suitable investments on financially attractive terms.
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
Furthermore, if we acquire properties prior to, during, or upon completion of construction, it will typically take several months following completion of construction to rent available space. Therefore, our stockholders could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection and acquisition of investments could adversely affect our stockholders' returns. In addition, if we are unable to invest the proceeds of any offering of our securities in real properties and real estate-related assets in a timely manner, we will hold the proceeds of those offerings in an interest-bearing account, invest the proceeds in short-term, investment-grade investments, which generate lower returns than we anticipate with our target assets, or, ultimately, liquidate. In such an event, our ability to make distributions to our stockholders and the returns to our stockholders would be adversely affected.

We face competition from other apartment communities and housing alternatives for residents, and we face competition from other acquirers of apartment communities for investment opportunities, both of which may limit our profitability and returns to our stockholders.

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

Furthermore, apartment communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of single- and multi-family homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

The competition for apartment communities may significantly increase the price we must pay for assets we seek to acquire, and our competitors may succeed in acquiring those assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger apartment REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increase the prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for our properties, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected.

The cash distributions our stockholders receive may be less frequent or lower in amount than our stockholders expect.

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure our stockholders that we will continue to generate sufficient available cash flow to fund distributions nor can we assure our stockholders that sufficient cash will be available to make distributions to our stockholders. As we are a growing company, it is more difficult for us to predict the amount of distributions our stockholders may receive and we may be unable to pay, maintain or increase distributions over time. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions.

Further, if the aggregate amount of our distributions in any given year exceeds our earnings and profits (as determined for U.S. federal income tax purposes), the U.S. federal income tax treatment of the excess amount will be either (i) a return of capital or (ii) a gain from the sale or exchange of property to the extent that a stockholder's tax basis in our Common Stock equals or is reduced to zero as the result of our current or prior year distributions.

Upon the sale of any individual property, holders of our Series A Preferred Stock do not have a priority over holders of our Common Stock regarding return of capital.

Holders of our Series A Preferred Stock do not have a right to receive a return of capital prior to holders of our Common Stock upon the individual sale of a property. Depending on the price at which such property is sold, it is possible that holders of our Common Stock will receive a return of capital prior to the holders of our Series A Preferred Stock, provided that any accrued but unpaid dividends have been paid in full to holders of Series A Preferred Stock. It is also possible that holders of our Common Stock will receive additional distributions from the sale of a property (in excess of their capital attributable to the asset sold) before the holders of Series A Preferred Stock receive a return of their capital.

There is no clawback for distributions with respect to the special limited partnership interest (except in limited circumstances) and such distributions are payable upon the sale of an asset even if stockholders have not received a return of their entire investment.

Our Manager has a special limited partnership interest in our Operating Partnership entitling it to distributions from our Operating Partnership equal to 15% of any net sale proceeds from an asset (which equals the proceeds actually received by us from the sale of such asset after paying off outstanding debt related to the sold asset and paying any seller related closing costs, including any fees paid to our Manager in connection with the sale of the asset remaining after the payment of (i) the capital allocable to the sold asset, and (ii) a 7% priority annual return on such capital and expenses; provided, however, that all accrued and unpaid dividends on our Preferred Stock have been paid in full. This distribution with respect to the special limited partnership interest is payable upon the sale of an asset even if our stockholders have not received a return of their capital, but only after the holders of our Series A Preferred Stock have received payment in full of all accrued and unpaid dividends on our Series A Preferred Stock. There is no clawback for distributions with respect to the special limited partnership interest except in limited circumstances. As a result, distributions with respect to the special limited partnership interest may be payable upon the sale of an asset even if our stockholders have not received a return of their entire investment in the Company, provided that any accrued but unpaid dividends have been paid to holders of Series A Preferred Stock.

Our stockholders' percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Common Stock.

We may make redemption payments under the terms of the Series A Preferred Stock in shares of our Common Stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issuable upon such redemption payments could adversely affect the prevailing market prices of shares of our Common Stock. The issuance of Common Stock upon such redemption payments also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Series A Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Common Stock.

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

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series A Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of common stock or the Series A Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over our Common Stock or the Series A Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our Common Stock and our Series A Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue common stock, convertible debt, preferred stock or warrants pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Stockholders who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, our stockholders also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, their shares of our Common Stock or Series A Preferred Stock.

Our changes in internal control over financial reporting implemented during the fourth quarter 2013 in response to identified material weaknesses may not be effective, which could adversely affect our reputation, results of operations and stock price.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include the possibility of human error, inadequacy or circumvention of controls and fraud. If we do not attain and maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, and our reputation, results of operations and stock price could be materially adversely affected.

In connection with management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as of December 31, 2013, we had material weaknesses in our internal control over financial reporting with respect to: (1) inadequate technology and manual controls to ensure the completeness and accuracy of rental revenues, other property revenues, property operating and maintenance expense and property salary and benefits information received from our property manager; and (2) inadequate controls to review and reconcile the final consolidated financial statements to supporting schedules and source documentation existed as of that date. See Item 9A, Controls and Procedures, for a discussion of our internal control over financial reporting, material weaknesses, and management’s changes in internal controls implemented during the fourth quarter 2013 designed to eliminate these material weaknesses.  If these changes are not effective, we may not be able to timely or accurately report our financial condition or results of operations in the future, which could adversely affect investor confidence in our financial reports and stock price.

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

To maintain our status as a REIT, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce our stockholders' overall return.

To maintain our qualification as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, the nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders' investment.

There is no public market for our Series A Preferred Stock or Warrants and we do not expect one to develop.

There is no public market for our Series A Preferred Stock or Warrants, and we currently have no plan to list these securities on a securities exchange or to include these shares for quotation on any national securities market. We cannot assure our stockholders as to the liquidity of any trading market that may develop for our Series A Preferred Stock or Warrants. Additionally, our charter contains restrictions on the ownership and transfer of our securities, and these restrictions may inhibit the ability to sell the Series A Preferred Stock or Warrants promptly or at all. Furthermore, the Warrants will expire four years from the date of issuance. If a holder is able to sell the Series A Preferred Stock or Warrants, they may only be able to sell them at a substantial discount from the price paid. Accordingly, our stockholders may be required to bear the financial risk of their investment in the shares of Series A Preferred Stock indefinitely.

We will be required to terminate the Follow-On Series A Offering if our Common Stock is no longer listed on the NYSE MKT or another national securities exchange.

The Series A Preferred Stock is a "covered security" under the Securities Act and therefore is not subject to registration in the various states in which it may be sold due to its seniority to our Common Stock, which is listed on the NYSE MKT exchange. If our Common Stock is no longer listed on the NYSE MKT or another appropriate exchange, we will be required to register the offering of our Units in any state in which we subsequently offer the Units. This would require the termination of the Unit offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to purchase additional properties and limit the diversification of our portfolio.

The Warrants are not "covered securities" under the Securities Act. The Warrants are subject to state registration in those states that do not have any exemption for securities convertible into a listed security and the offering must be declared effective in order to sell the Warrants in these states.

There is not a broad market for our Common Stock and shares of our Common Stock are thinly traded, which may cause our Common Stock to trade at a discount and make it difficult for a holder to sell our Common Stock.

Our Common Stock trades on the NYSE MKT under the symbol "APTS." Listing on the NYSE MKT or another national securities exchange does not ensure a broad market for our Common Stock. Our Common Stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly-traded companies. Therefore, investors have limited opportunities to sell their shares of Common Stock in the open market. Limited trading of our Common Stock also contributes to more volatile price fluctuations, which could affect our stockholders' ability to sell their shares and could depress the market price of our stockholders' shares. Accordingly, a broad market for our Common Stock may not develop, or if developed, be maintained, the market for our Common Stock may not be liquid; the holders of our Common Stock may be unable to sell their shares of our Common Stock; and the prices that may be obtained following the sale of our Common Stock (including upon the exercise of our Warrants, or the redemption of our Series A Preferred Stock) may not reflect the underlying value of our assets and business.

Our ability to redeem shares of Preferred Stock for cash may be limited by Maryland law.

Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed its total liabilities (the balance sheet solvency test). If the Company is insolvent at any time when a redemption of shares of Series A Preferred Stock is required to be made, the Company may not be able to effect such redemption for cash.

The Series A Preferred Stock is a senior security, and ranks prior to our Common Stock with respect to dividends and payments upon liquidation.

The rights of the holders of shares of our Series A Preferred Stock rank senior to the rights of the holders of shares of our Common Stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Series A Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Series A Preferred Stock are entitled to receive a liquidation preference of $1,000 per share, or the Stated Value, plus all accrued but unpaid dividends, prior and in preference to any distribution to the holders of shares of our Common Stock or any other class of our equity securities.

The Series A Preferred Stock will be subordinate in right of payment to any corporate level debt that we incur in the future, therefore our stockholders' interests could be diluted by the issuance of additional preferred stock, and by other transactions.

The Series A Preferred Stock will be subordinate in right of payment to any corporate level debt that we incur in the future. Future debt we incur may include restrictions on our ability to pay dividends on our Series A Preferred Stock. The issuance of additional preferred stock on a parity with or senior to the Series A Preferred Stock would dilute the interests of the holders of the Series A Preferred Stock, and any issuance of preferred stock senior to the Series A Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock. While the terms of the Series A Preferred Stock limit our ability to issue shares of a class or series of preferred stock senior in ranking to the Series A Preferred Stock, such terms do not restrict our ability to authorize or issue shares of a class or series of preferred stock with rights to distributions or upon liquidation that are on parity with the Series A Preferred Stock or to incur additional indebtedness. The Series A Preferred Stock does not contain any provision affording the holders of the Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, that might adversely affect the holders of the Series A Preferred Stock.

We will be able to call our shares of Series A Preferred Stock for redemption under certain circumstances without our stockholders' consent.

We will have the ability to call the outstanding shares of Series A Preferred Stock after ten years following the date of original issuance of such shares of Series A Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Series A Preferred Stock, in whole or in part, at 100% of the Stated Value, plus any accrued and unpaid dividends. We have the right, in our sole discretion, to pay the redemption price in cash or in equal value of our Common Stock, based upon the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption.

Risks Related to Our Organization, Structure and Management

We are dependent upon our Manager and its affiliates to conduct our operations, and therefore, any adverse changes in the financial health of our Manager or its affiliates, or our relationship with any of them, could hinder our operating performance and the return on our stockholders' investment.

We are an externally advised REIT, which means that our Manager provides our management team and support personnel and administers our day-to-day business operations. We are dependent on our Manager and its affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Our Manager will make all decisions with respect to the management of our Company, subject to the oversight of our board of directors. Our Manager will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our investments to conduct its operations. Any adverse changes in the financial condition of, or our relationship with our Manager or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

Our success is dependent on the performance of our Manager.

We rely on the management ability of our Manager, subject to the oversight and approval of our board of directors. Accordingly, if our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations or operations unrelated to us, our Manager may be unable to allocate time and/or resources to our operations. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

If our Manager loses or is unable to retain or replace key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to make distributions and the value of our stockholders' investment.

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

We believe our future success depends upon our Manager's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Manager will be successful in attracting and retaining such skilled personnel. If our Manager loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders' investment in our Company may decline.

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

Our Manager and its affiliates will perform services for us in connection with, among other things, the offer and sale of our securities, including the performance of legal, accounting and financial reporting in connection therewith, the selection and acquisition of our investments; the management and leasing of our properties; the servicing of our mortgage, bridge, mezzanine or other loans; the administration of our other investments and the disposition of our assets. They will be paid substantial fees and cost reimbursements for these services. These fees and reimbursements will reduce the amount of cash available for investment or distributions to our stockholders.

If our Manager or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our Manager and/or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our Manager and/or its affiliates choose to no longer waive or defer such fees, compensation and incentives or to cease paying general administrative expenses or supplementing stockholder returns, our results of operations will be lower than in previous periods and our stockholders' return on their investment in our Company could be negatively affected.

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

Our charter authorizes us to issue additional authorized but unissued shares of Common Stock or preferred stock, without stockholder approval, up to 415,066,666 shares. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of Common Stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of Common Stock or preferred stock that could delay or prevent a merger, third party tender offer or similar transaction or a change in incumbent management that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to conduct, all our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership's subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full.

Our rights and the rights of our stockholders to recover on claims against our directors and officers are limited, which could reduce our stockholders, and our recovery against them if they negligently cause us to incur losses.

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

In the future, our board of directors may consider internalizing the functions performed for us by our Manager by acquiring our Manager's assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. Such an acquisition could also result in dilution of our stockholders if common stock or securities convertible into common stock are issued in the internalization and could reduce earnings per share and funds from operations attributable to common stockholders and unitholders, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Manager or its affiliates. Internalization transactions involving the acquisition of managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of time and money defending claims which would reduce the amount of time and funds available for us to invest in properties or other investments and to pay distributions. All these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

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

Risks Related to Conflicts of Interest

Our Manager, our executive officers and their affiliates may face competing demands relating to their time, and if inadequate time is devoted to our business, our stockholders' investment may be negatively impacted.

We rely on our executive officers and the executive officers and employees of our Manager and its affiliates for the day-to-day operation of our business. These persons also conduct or may conduct in the future day-to-day operations of other programs and entities sponsored by or affiliated with our Manager. Because these persons have or may have such interests in other real estate programs and engage in other business activities, they may experience conflicts of interest in allocating their time and resources among our business and these other activities. The amount of time that our Manager and its affiliates spend on our business will vary from time to time and is expected to be greater while we are raising money and acquiring investments. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our Manager will attempt to hire additional employees who would devote substantially all their time to our business. There is no assurance that our Manager will devote adequate time to our business. If our Manager or any of its respective affiliates suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of the foregoing events occur, the returns on our investments, our ability to make distributions to stockholders and the value of our stockholders' investment may suffer.

Our Manager, our executive officers and their affiliates may face conflicts of interest, and these conflicts may not be resolved in our favor, which could negatively impact our stockholders' investment.

Our executive officers and the employees of our Manager and its respective affiliates on whom we rely could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, these individuals could pursue transactions that may not be in our best interest, which could have a material adverse effect on our operations and our stockholders' investment. Our Manager and its affiliates may be engaged in other activities that could result in potential conflicts of interest with the services that they provide to us.

Our Manager and its affiliates will receive substantial fees from us, which could result in our Manager and its affiliates taking actions that are not necessarily in the best interest of our stockholders.

Our Manager and its affiliates will receive substantial fees from us, including distributions with respect to our Manager's special limited partnership interest in the Operating Partnership, which entitles our Manager to receive a participation in net sales proceeds. Further, our Manager will receive an asset management fee based on the total value of our assets, and its affiliates will receive fees based on our revenues, which, in each case, could incent our Manager to use higher levels of leverage to finance investments or accumulate assets to increase fees than would otherwise be in our best interests. These fees could influence our Manager's advice to us, as well as the judgment of the affiliates of our Manager who serve as our officers and directors. Therefore, considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our income and, as a result, our ability to make distributions to stockholders and/or lead to a decline in the value of our stockholders' investment.

Properties acquired from affiliates of our Manager may be at a price higher than we would pay if the transaction were the result of arm's-length negotiations.

The prices we pay to affiliates of our Manager for our properties may be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties, or if the price to us is in excess of such cost, substantial justification for such excess may exist and such excess may be reasonable and consistent with current market conditions as determined by a majority of our independent directors. Substantial justification for a higher price could result from improvements to a property by the affiliate of our Manager or increases in market value of the property during the period of time the property is owned by the affiliate as evidenced by an appraisal of the property. In the event we were to acquire properties from one of our affiliates, our proposed purchase prices will be based upon fair market values determined in good faith by our Manager, utilizing, for example, independent appraisals and competitive bidding if the assets are marketed to the public, with any actual or perceived conflicts of interest approved by independent members of the conflicts committee of our board of directors. These prices may not be the subject of arm's-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm's-length transaction. When acquiring properties from our Manager and its affiliates, we may pay more for particular properties than we would have in an arm's-length transaction, which would reduce our cash available for other investments or distribution to our stockholders.

We may purchase real properties from persons with whom affiliates of our Manager have prior business relationships, which may impact the purchase terms, and as a result, affect our stockholders' investment.

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

The absence of arm's-length bargaining may mean that our agreements may not be as favorable to our stockholders as they otherwise could have been.

Any existing or future agreements between us and our Manager or any of its respective affiliates were not and will not be reached through arm's-length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The Management Agreement, the operating partnership agreement of our Operating Partnership and the terms of the compensation to our Manager and its affiliates or distributions to our Manager were not arrived at through arm's-length negotiations. The terms of the Management Agreement, the operating partnership agreement of our Operating Partnership and similar agreements may not solely reflect our stockholders' best interest and may be overly favorable to the other party to such agreements including in terms of the substantial compensation to be paid to or the potential substantial distributions to these parties under these agreements.

Our Manager and its affiliates receive fees and other compensation based upon our investments, which may impact operating decisions, and as a result, affect our stockholders' investment.

John A. Williams is our Chief Executive Officer and Chairman of the board of directors and the Chief Executive Officer of our Manager. As a result, Mr. Williams has a direct interest in all fees paid to our Manager and is in a position to make decisions about our investments in ways that could maximize fees payable to our Manager and its affiliates. Some compensation is payable to our Manager whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our Manager and its affiliates benefit from us retaining ownership and leveraging our assets, while our stockholders may be better served by the sale or disposition of, or lack of leverage on, the assets. For example, because asset management fees payable to our Manager are based on total assets under management, including assets purchased using debt, our Manager may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management. In addition, our Manager's ability to receive fees and reimbursements depends on our revenues from continued investment in real properties and real estate-related investments. Therefore, the interest of our Manager and its affiliates in receiving fees may conflict with the interest of our stockholders in earning a return on an investment in our Common Stock or Series A Preferred Stock.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives.

In accordance with our acquisition strategies, we may make investments in joint ventures or other partnership arrangements between us and affiliates of our Manager or with unaffiliated third parties. We also may purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

These events could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Moreover, there is an additional risk neither co-venturer will have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In addition, the fiduciary obligation that our Manager or our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

A multifamily property's income and value may be adversely affected by international, national and regional economic conditions. Currently, although the U.S. real estate market has shown recent signs of improvement, international markets are experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices and commercial real estate, limited access to credit markets, increased energy costs, high unemployment rates, the debt crisis in the United States and Europe, and recovery from the recent national and global recession. If such conditions persist, the multifamily real estate industry may experience a significant decline in business caused by a reduction in overall renters. The current weak yet stabilizing economy and persistently high unemployment rates also may have an adverse effect on our operations if they cause the residents occupying the multifamily properties we acquire to cease making rent payments to us.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of "for sale" properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates may adversely affect a property's income and value. The continued rise in energy costs could result in higher operating costs, which may adversely affect our results from operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include: layoffs, business closings, relocations of significant local employers and other events negatively impacting local employment rates and the local economy; an oversupply of, or a lack of demand for, apartments; a decline in household formation; the inability or unwillingness of residents to pay rent increases; and rent control, rent stabilization and other housing laws, which could prevent us from raising rents.

We cannot predict if the current recovery in the multifamily real estate market will continue. Therefore, to the extent that there are adverse economic conditions in the multifamily market, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to our stockholders.

Our investments in real estate-related investments will be subject to the risks typically associated with real estate, which may have a material effect on our stockholders' investment.

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

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters, such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective residents;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses.

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

Natural disasters could significantly reduce the value of our properties and our stockholders' investment.

Natural disasters, including hurricanes, tornadoes, earthquakes, wildfires and floods could significantly reduce the value of our properties. While we will attempt to obtain adequate insurance coverage for natural disasters, insurance may be too expensive, may have significant deductibles, or may not properly compensate us for the long-term loss in value that a property may suffer if the area around it suffers a significant natural disaster. As a result, we may not be compensated for the loss in value. Any diminution in the value of our properties or properties underlying an investment that is not fully reimbursed will reduce our profitability and adversely affect the value of our stockholders' investment.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

We cannot predict the severity of the effect that potential future terrorist attacks would have on us. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and the value of our real estate. The events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, where insurance against the risk of terrorism is not available or is not available on terms that are economically feasible, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses.

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to obtain comprehensive insurance for our properties, including casualty, liability, fire, extended coverage and rental loss customarily, that is of the type obtained for similar properties and in amounts which our Manager determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to acts of war, earthquakes, floods, wind, pollution, environmental matters, mold or terrorism which are either uninsurable, not economically insurable, or may be insured subject to material limitations, such as large deductibles or co-payments.

In addition, many insurance carriers exclude mold-related claims from standard policies, price mold endorsements at prohibitively high rates or add significant restrictions to such coverage. Because of our inability to obtain specialized coverage at rates that correspond to our perceived level of risk, we may not obtain insurance for acts of terrorism or mold-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism or mold, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us. Although we intend to adequately insure our properties, we cannot assure that we will successfully do so.

Compliance with the governmental laws, regulations and covenants that are applicable to our properties, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. We cannot assure our stockholders that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our growth strategy may be materially and adversely affected by our ability to obtain permits, licenses and zoning approvals. Our failure to obtain such permits, licenses and zoning approvals could have a material adverse effect on our business, financial condition and results of operations.

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act, or ADA, may affect cash available for distributions.

Our properties are generally expected to be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that certain buildings and services be made accessible and available to people with disabilities. The ADA's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or a third party to ensure compliance with such laws. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to our stockholders.

The multifamily communities we acquire must comply with Title III of the ADA, to the extent that such properties are “public accommodations” and/or “commercial facilities,” as defined by the ADA, which could require removal of structural barriers to handicapped access in certain public areas of our multifamily communities where such removal is readily achievable. The ADA considers only the portions of multifamily housing communities that are open to the public (such as the leasing office) to be public accommodations or commercial facilities.

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

Our properties may be subject to increases in tax rates, assessed property values, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Some of the leases on our properties may require the residents to pay all or a portion of utility costs, however, significant utility costs are borne by us. Such increased expenses could adversely affect funds available for future acquisitions or cash available for distributions.

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

Real estate investments are relatively illiquid, and as a result, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We also will have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders and we may use such proceeds to:

•	purchase additional properties;

•	repay debt, if any;

•	buy out the interests of any co-venturers or other partners in any joint venture in which we are a party;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

We may not make a profit if we sell a property, which could adversely impact our ability to make cash distributions to our stockholders.

The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the property's operating performance, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not recover all or a portion of our investment in a property. Accordingly, our stockholders' ability to recover all or any portion of their investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

Our ability to sell our properties also may be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code, or possibly hold some properties through taxable REIT subsidiaries, or TRSs, that must pay full corporate-level income taxes.

We may incur foreseen or unforeseen liabilities in connection with properties we acquire.

Our anticipated acquisition activities are subject to many risks. We may acquire properties that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes or other legal requirements. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. However, some of these liabilities may be covered by insurance. In addition, we intend to perform customary due diligence regarding each property or entity we acquire. We also will attempt to obtain appropriate representations and undertakings from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a claim is made. Unknown liabilities to third parties with respect to properties or entities acquired might include, without limitation:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by residents or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Such liabilities could cause losses that adversely affect our ability to make distributions to our stockholders.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Examples of Federal laws include: the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act; the Federal Water Pollution Control Act; the Federal Clean Air Act; the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act; and the Hazard Communication Act. These laws and regulations generally govern wastewater discharges; air emissions; the operation and removal of underground and above-ground storage tanks; the use, storage, treatment, transportation and disposal of solid and hazardous materials; and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

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

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure our stockholders that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel of our Manager and/or other sanctions.

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

The cost of defending against such claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

We cannot assure our stockholders that properties which we acquire will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we may purchase.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make distributions to our stockholders.

When residents do not renew their leases or otherwise vacate their space, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment units and common areas. In addition, we may require substantial funds to renovate a multifamily community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We typically establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves separately maintained from any reserves we establish. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing will increase our interest expense, therefore, our financial condition and our ability to make distributions to our stockholders may be adversely affected.

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

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders.

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

Additionally, the current amount of foreclosed homes available at very attractive prices, along with the low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has resulted in a record high level on the National Association of Realtor's Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than renting an apartment, thereby causing a decline in the pool of available renters for our properties.

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

We expect to concentrate our investments in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our cash available for distribution or on the value of our assets than if we had more fully diversified our investments.

We may rely significantly on repayment guarantors of our mezzanine loan investments and, therefore, could be subject to credit concentration that makes us more susceptible to adverse events with respect to such guarantors.

The repayment of amounts owed to us under certain of our mezzanine loan investments may be partially guaranteed by the principals of the borrowers. If it were necessary to enforce a guaranty of completion or a guaranty of repayment, our rights under such enforcement are limited by rights held by the senior lender pursuant to intercreditor agreements we have in place. Therefore, the failure to perform by the borrowers and such guarantors is likely to have a material adverse effect on our results of operations and financial condition.

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant carrying values of which are as follows as of December 31, 2013:

•	approximately $150.4 million, or 44.0% of our assets are located in, or secured by properties located in Georgia;

•	approximately $56.1 million, or 16.4% of our assets are located in, or secured by properties located in Virginia;

•	approximately $39.3 million, or 11.5% of our assets are located in, or secured by properties located in Pennsylvania;

•	approximately $38.2 million, or 11.2% of our assets are located in, or secured by properties located in North Carolina;

•	approximately $22.0 million, or 6.5% of our assets are located in, or secured by properties located in Florida;

•	approximately $19.6 million, or 5.7% of our assets are located in, or secured by properties located in Texas;

•	approximately $14.4 million, or 4.2% of our assets are located in, or secured by properties located in California; and

•	approximately $1.6 million, or 0.5% of our assets are located in, or secured by properties located in Mississippi.

Any downturn in one or more of these states, or in any other state in which we may have a significant concentration in the future, could result in a material reduction of our cash flows or material losses to us.

Failure to succeed in new markets or sectors may have adverse consequences on our performance.

We may make acquisitions outside of our existing market areas if appropriate opportunities arise. Our Manager's or any of its affiliates' historical experience in their existing markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

We are likely to acquire multiple properties in a single transaction. Such portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate, or attempt to dispose of, these properties. We may be required to accumulate a large amount of cash in order to acquire multiple properties in a single transaction. We would expect that the returns that we can earn on such cash will be less than the ultimate returns on real property, and therefore, accumulating such cash could reduce our funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use our commercially reasonable efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take such purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as full or partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold or refinanced, or we have otherwise disposed of such promissory notes or other property. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

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

We may agree to obtain certain properties from contributors who contribute their direct or indirect interest in such properties to our Operating Partnership in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions, that are intended to preserve favorable tax treatment for the contributors of such properties and otherwise agree to provide the indemnities to contributions. Additionally, we may agree to lock-out provisions in connection with obtaining financing for the acquisition of properties. Furthermore, we may agree to make a certain amount of debt available for these contributors to guarantee in order to preserve their favorable tax treatment. Lock-out provisions and the consequences of related tax indemnities could materially restrict us from selling, conveying, transferring otherwise disposing of all or any portion of the interest in these properties in a taxable transaction or from refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to make distributions to our stockholders. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders, and therefore, might have an adverse impact on the value of our capital stock. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Risks Associated with Debt Financing

We have significant debt, which could have important adverse consequences.

As of December 31, 2013, we had outstanding debt of approximately $169.9 million. This indebtedness could have important consequences, including:

•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.

The mortgages on our properties subject to secured debt and our Credit Facility contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants, including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.

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

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on the Series A Preferred Stock and our Common Stock.

Our governing documents do not have limitations on the amount of leverage we may use. As of December 31, 2013, we and our subsidiaries had outstanding approximately $140.5 million of secured indebtedness and approximately $29.4 million of unsecured indebtedness. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends due to debt covenant restrictions and/or resulting lower amounts of cash from operating activities. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to the Series A Preferred Stock and our Common Stock if we incur additional indebtedness.

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

Financial and real estate market disruptions could adversely affect the multifamily property sector's ability to obtain financing from Freddie Mac and Fannie Mae, which could adversely impact us.

Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector and both have historically experienced losses due to credit-related expenses, securities impairments and fair value losses. If new U.S. government regulations (i) heighten Fannie Mae's and Freddie Mac's underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets.

The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.
Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. The Company utilizes loan programs sponsored by these entities as a key source of capital to finance its growth and its operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. In June 2013, a bipartisan group of senators proposed an overhaul of the housing finance system which would wind down Fannie Mae and Freddie Mac within five years; in August 2013, President Obama announced his support for this legislation. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate and, as a result, may adversely affect the Company and its growth and operations.
High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

As mentioned above, we incur and expect to continue to incur debt. Higher debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. Interest we pay could reduce cash available for distribution to stockholders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flow and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In providing financing to us, a lender may impose restrictions on us that affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage, replace our Manager or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT.

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

We may originate (in connection with a forward purchase or option to purchase contract or otherwise) or acquire mezzanine loans in entities that own or are developing multifamily properties or other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some mezzanine loans. As a result, we may not recover some or all of our initial expenditure. Our mezzanine loans partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to REITs. Additional changes to the tax laws are likely to continue to occur. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate the REIT election we have made and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

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

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. We may also be required under the terms of the indebtedness that we incur to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

Furthermore, if we participate in any appreciation in value of real property securing a mortgage loan and the IRS characterizes such “shared appreciation mortgage” as equity rather than debt, for example, because of a large interest in cash flow of the borrower, we may be required to recognize income, gains and other items with respect to the real property for U.S. federal income tax purposes. This could affect our ability to qualify as a REIT.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2013, we were the sole owner of the following multifamily communities:

Property	Metropolitan area	Year construction completed	Number of Units	Average Unit Size (sq. ft.)

Summit Crossing:	Atlanta, GA
Summit I		2007	345	1,034
Summit II		2013	140	1,100
			485

Trail Creek:	Hampton, VA
Trail I		2006	204	988
Trail II		2012	96	1,289
			300

Stone Rise	Philadelphia, PA	2008	216	1,079
McNeil Ranch	Austin, Texas	1999	192	1,071
Ashford Park	Atlanta, GA	1992	408	1,008
Lake Cameron	Raleigh, NC	1997	328	940

Total			1,929

Details regarding the mortgage debt on our properties may be found in the consolidated financial statements within this Annual Report on Form 10-K.

Our communities are equipped with an array of amenities believed to be sufficient to position Preferred Apartment Communities as attractive residential rental options within each local market. Such amenities can include, but are not limited to, one or more swimming pools, a clubhouse with a business center, tennis courts and laundry facilities. Unit-specific amenities can include high-end appliances, tile kitchen backsplashes, washer and dryer hookups and ceiling fans. Resident lease terms generally range from six to eighteen months.

Our corporate headquarters is located at 3625 Cumberland Boulevard, Suite 1150, Atlanta, Georgia 30339.

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

Market Information

Our Common Stock is traded on the NYSE MKT (formerly known as the NYSE Amex) exchange under the symbol "APTS." The following table sets forth the historical quarterly price data pertaining to our Common Stock, and per-share dividend distributions declared on our Common Stock for 2012 and 2013:

Quarter ended:	High	Low	Close	Dividends
3/31/2012	$8.36	$5.80	$7.96	$0.13
6/30/2012	$8.30	$6.85	$7.05	$0.13
9/30/2012	$8.63	$7.00	$8.50	$0.14
12/31/2012	$8.53	$7.40	$7.79	$0.145

Quarter ended:	High	Low	Close	Dividends
3/31/2013	$10.05	$6.61	$9.54	$0.145
6/30/2013	$9.95	$7.81	$9.00	$0.15
9/30/2013	$9.00	$7.80	$8.12	$0.15
12/31/2013	$8.60	$7.62	$8.04	$0.16

As of December 31, 2013, there were approximately 3,860 holders of record of our Common Stock. This total excludes an unknown number of holders of 232,854 shares of Common Stock in street name at non-responding brokerage firms.

Dividends

We have declared and subsequently paid cash dividends on shares of our Common Stock for each quarter since our IPO in 2011. Since we have elected to be taxed as a REIT effective with our tax year ended December 31, 2011, we are required to, and intend to, distribute at least 90% of our REIT taxable income to maintain such status. Dividends are declared with the action and approval of our board of directors and any future distributions are made at our board of director's discretion. Our dividend paying capacity is primarily dependent upon cash generated from our multifamily communities, interest income on our real estate loans and cash needs for capital expenditures, both foreseen and unforeseen, among other factors. Risks inherent in our ability to pay dividends are further described in the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Equity Compensation Plan

The following table sets forth information as of December 31, 2013 regarding our equity compensation plans and our Common Stock authorized for issuance under the plans.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	(1)	106,988	(2)	N/A	992,416
Equity compensation plans not approved by stockholders		150,000	(3)	$12.50	—
Total		256,988		$12.50	992,416

(1)
Includes our 2011 Stock Incentive Plan, as amended, or the 2011 Plan, that authorized a maximum of 1,317,500 shares of our Common Stock for issue under the 2011 Plan. Awards may be made in the form of issuances of Common Stock, restricted stock, stock appreciation rights, performance shares, incentive stock options, non-qualified stock options, or other forms. Eligibility criteria, amounts and all terms governing awards pursuant to the 2011 Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by our the compensation committee of our board of directors.

(2)	Represents 106,988 Class A OP Units of our Operating Partnership, or Class A OP Units, which are exchangeable for shares of our Common Stock on a one-for-one basis, or cash, as elected by us.

(3)
Represents the warrant to purchase up to 150,000 shares of our Common Stock that was issued to International Assets Advisory, LLC, or IAA, as partial compensation for services rendered in connection with our IPO. The exercise price is $12.50 per share, which is 125% of the gross IPO price of $10.00 per share. The warrant became exercisable as of September 28, 2011 and expires on March 31, 2015.

Shareholder Return Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The chart above presents comparative investment results of a hypothetical initial investment of $1,000 on April 1, 2011 in: (i) our Common Stock, ticker symbol "APTS;" (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P Small Cap 600 Index, a broad equity index comprised of constituent companies with capitalization levels that approximate ours. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	4/1/2011	12/31/2012	12/31/2013
APTS Common Stock	$1,000	$863	$951
MSCI U. S. REIT Index	$1,000	$1,201	$1,231
S&P Small Cap 600 Index	$1,000	$1,064	$1,485

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended 2013.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Twelve months ended December 31,
	2013	2012	2011
Revenues from continuing and discontinued operations	$32,133,491	$12,491,235	$7,150,704
less: revenues from discontinued operations	(3,601,556)	(2,687,126)	(1,825,308)
Total revenues	$28,531,935	$9,804,109	$5,325,396

Net loss from continuing operations	$(2,937,724)	$(438,579)	$(6,770,766)

Net loss per share of Common Stock from continuing operations,
basic and diluted	$(1.45)	$(0.18)	$(1.77)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	9,456,228	5,172,260	3,822,303

Cash dividends declared per share of Common Stock	$0.605	$0.545	$0.375

Total assets	$341,636,695	$123,291,930	$92,465,540

Long term debt	$140,516,000	$55,637,000	$40,362,000
Revolving credit facility	$29,390,000	$14,801,197	$—

Total liabilities	$175,583,976	$73,234,355	$57,847,639

Series A Preferred Stock (par value outstanding)	$893	$198	$—

Total equity	$166,052,719	$50,057,575	$34,617,901

Cash flows provided by (used in):
Operating activities	$8,686,070	$4,178,941	$527,960
Investing activities	$(137,725,734)	$(32,536,608)	$(93,684,911)
Financing activities	$135,246,586	$26,783,156	$97,682,696

Funds from operations (1)	$(33,080)	$2,957,754	$(285,545)
Normalized funds from operations (1)	$2,100,423	$2,960,259	$1,593,131
Adjusted funds from operations (1)	$7,809,761	$3,415,973	$1,861,519

(1) See "Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Income (Loss) Attributable to Common Stockholders" and definitions of Non-GAAP Measures in the Results of Operations section within "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere in this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During 2013, we increased the carrying amount of our loan portfolio by approximately $75.5 million to $110.6 million, adding nine new loans, five of which are mezzanine loans which are partially financing the construction of new multifamily communities in Tampa, Florida; Naples, Florida; Williamsburg, Virginia; Carrollton, Georgia (a student housing project); and Atlanta, Georgia. The multifamily mezzanine loans include exclusive limited options in our favor to purchase the properties once stabilized, and if the options are exercised, would add another 1,907 units to our real estate asset portfolio. In addition, we added four bridge loans which are financing the acquisition of land and predevelopment costs related to the planned construction of multifamily communities in Atlanta, Georgia; Starkville, Mississippi (a student housing project); Manassas Park, Virginia; and Irvine, California. Also during 2013, we settled two existing mezzanine loans in conjunction with the acquisitions of the second phases of our Trail Creek and Summit Crossing communities. Our total aggregate real estate loan commitments totaled approximately $129.8 million at December 31, 2013, and are discussed in detail in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On January 17, 2013, we completed a private placement transaction in which we issued 40,000 shares of our Series B Preferred Stock for a purchase price of $1,000 per share, and collected proceeds of approximately $37.0 million, net of commissions. On May 9, 2013, our common stockholders approved the issuance of Common Stock upon the conversion of the Series B Preferred Stock. As a result of such approval, the Series B Preferred Stock mandatorily converted into 5,714,274 shares of Common Stock on May 16, 2013. The conversion price of the Series B Preferred Stock created a deemed non-cash beneficial conversion feature, or BCF, as a result of the conversion price being less than the market price of the Common Stock on the previous business day, which was May 15, 2013. The BCF of approximately $7.0 million was recorded upon the conversion of the Series B Preferred Stock on May 9, 2013. As required by ASC 480, the BCF was recorded as a deemed distribution to the holders upon conversion, with a corresponding increase in additional paid-in capital, with no net effect on total stockholders' equity. The deemed distribution was also recorded as a deemed non-cash preferred dividend in the Company's earnings per share calculations, and due to the Company's deficit position of retained earnings, the deemed non-cash dividend was also recorded as a reduction of additional paid-in capital.

On January 23, 2013, we acquired three multifamily communities: McNeil Ranch, a 192 unit multifamily community in Austin, Texas, for approximately $21.0 Million; Lake Cameron, a 328 unit multifamily community in Raleigh, North Carolina, for approximately $30.5 million; and Ashford Park, a 408 unit multifamily community in Atlanta, Georgia for approximately $39.6 million. On June 25, 2013, we acquired the 96-unit townhome-style multifamily community adjacent to our Trail Creek community, in Hampton, Virginia, or Trail II, for approximately $18.1 million. On December 31, 2013, we acquired the 140-unit second phase of our Summit Crossing multifamily community located in Atlanta, GA, for approximately $19.9 million. These communities acquired during 2013 added 1,164 units to our portfolio, which now totals 1,929 units.

On April 4, 2013, we increased the aggregate borrowing amount under our revolving Credit Facility with an unrelated third party lender from $15.0 million to $30.0 million, and on December 5, 2013, we again increased the borrowing limit to $40.0 million and extended the maturity date to December 5, 2014. The permitted uses of the Credit Facility are to fund investments, capital expenditures, dividends (with the lender's consent) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the line of credit bear interest at a variable rate which was approximately 4.2% per annum at December 31, 2013. More details on the line of credit are discussed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In November of 2013, we completed a public offering in which we issued 4,247,197 shares of our Common Stock and collected proceeds of approximately $31.0 million, net of commissions.

As of December 31, 2013, we had cumulatively issued 89,408 Units and collected net proceeds of approximately $81.0 million from our Primary Series A Offering, which is discussed in detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. On October 11, 2013, the SEC declared effective our registration statement on From S-3 related to our Follow-On Series A Offering. Except as described in the prospectus for the Follow-On Series A Offering, the terms of the Follow-On Series A Offering are substantially similar to the terms of the Primary Series A Offering. The original Primary Series A Offering expired on December 31, 2013. The Follow-On Series A Offering offering is scheduled to terminate by October 11, 2015 and may continue at our discretion until October 11, 2016.

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
•     the availability of investment opportunities in mortgage-related and real estate-related investments and securities;
•     the availability of qualified personnel;
•     estimates relating to our ability to make distributions to our stockholders in the future;
•     our understanding of our competition; and
•     market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

Forward-looking statements are found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1A of this Annual Report on Form 10-K, and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.

General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities, and we may make mezzanine loans, provide deposit arrangements or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of our total assets in other real estate related investments, as determined by our Manager.

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

As market conditions change over time, we intend to adjust our investment strategy to adapt to such changes as appropriate. We continue to believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. However, in order to capitalize on the investment opportunities that may be present in the various other points of an economic cycle, we may expand or change our investment strategy and target assets. We believe that the diversification of the portfolio of assets that we intend to acquire, our ability to acquire and manage our target assets and the flexibility of our strategy will position us to generate attractive total returns for our stockholders in a variety of market conditions.

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 99.3% interest as of December 31, 2013.

We commenced revenue-generating operations in April 2011.

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue over the coming quarters, which should translate into improved job growth and continued improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector.  We expect current occupancy rates generally to remain stable, on an annual basis, as net absorption of available unit inventory and the new product coming on-line continues over the near term.  The pipeline of new multifamily construction, although increasing, has been relatively measured in many markets and nationally is currently around average historical levels.  We believe the pipeline will level off at or just above current levels due to, among other factors, a difficult construction financing environment and more difficult entitlement processes, which, we believe, should help to keep occupancies stable.

               Favorable U.S. Treasury yields and competitive lender spreads have created an improved borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for borrowing as the equity and debt markets continue to view the U.S. multifamily sector as a desirable investment.  We expect the supply of multifamily housing units to continue to grow at a measured rate as market rent increases overcome financing, commodity and other cost challenges, boosting revenue projections and making more construction projects viable for builders and developers.

                We believe the combination of a more sustainable current and future lending approach from the banking industry, coupled with continued hesitance and reluctance among prospective homebuyers concerning the net benefits of home ownership versus renting will continue to work in the multifamily sector's favor, resulting in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.  In addition, we believe immigration rates to the U.S. may be lower than in recent years, driven by legislation in place in certain states and federal legislative efforts aiming to curb illegal immigration.  As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a marginal softening of market conditions due to this factor.  More than offsetting this effect, we believe, will be a firming effect on market conditions by the ongoing migration of the domestic echo-boomer generation into the workforce and the declining rate of homeownership in the United States, resulting in a net increase in demand for rental housing.

Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant management judgments, assumptions and estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
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
We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining average non-cancelable term of the leases. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases.
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
Estimating the fair values of the tangible assets, identifiable intangibles and assumed liabilities requires us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, the number of years the property will be held for investment and market interest rates. The use of different assumptions would result in variations of the values of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact their subsequent amortization and ultimately our net income.
Impairment of Real Estate and Related Intangible Assets. We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable or realized. When conditions suggest that an asset group may be impaired, we compare its carrying value to its estimated undiscounted future cash flows, including proceeds from its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of an asset group, we record an impairment to the extent that the carrying value exceeds the estimated fair value of the asset group. Fair market value is determined based on a discounted cash flow analysis. This analysis requires us to use future estimates of net operating income, expected hold period, capitalization rates and discount rates. The use of different assumptions would result in variations of the values of the assets which could impact the amount of our net income and our assets on our balance sheet.

Real Estate Loans
We extend loans for purposes such as to provide partial financing for the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities and for other real estate or real estate related projects. Certain of these loans we extend include characteristics such as exclusive options to purchase the project within a specific time window following expected project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to fall under the definition of a variable interest entity, or VIE, and thus trigger consolidation consideration. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. Arriving at these conclusions requires us to make significant assumptions and judgments concerning each project, especially with regard to our estimates of future market capitalization rates and property net operating income projections. Additionally, we analyze each loan arrangement and utilize these same assumptions and judgments for consideration of whether the loan qualifies for accounting as a loan or as an investment in a real estate development project.
Impairment of Loans and Notes Receivable. We monitor the progress of underlying real estate development projects which are partially financed by our real estate loans and certain of our notes receivable. Draws of interest included in these loans and notes are monitored versus the budgeted amounts, and the progress of projects are monitored versus the estimates in the project timeline. Changes in circumstances could indicate that the carrying amounts of our loans and notes receivable may not be recoverable or realized. When conditions suggest that an impairment condition may exist, we compare its carrying value to its estimated undiscounted future cash flows, including proceeds from its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of a loan or note, we record a valuation allowance to the extent that the carrying value exceeds its estimated fair value. Fair market value is determined based on a discounted cash flow analysis and is substantiated by an independent appraisal if necessary. This analysis requires us to use future estimates of progress of a project versus its budget, local and national economic conditions and discount rates. The use of different assumptions would result in variations of the values of the loans and notes which could impact the amount of our net income and our assets on our balance sheet.

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

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan using the effective interest method. Direct loan origination fees and origination or acquisition costs, are amortized over the life of the loan as an adjustment to interest income. We stop accruing interest on loans when circumstances indicate that it is probable that the ultimate collection of all principal and interest due according to the loan agreement will not be realized, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

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

Results of Operations

Overview

At December 31, 2013, our portfolio included six multifamily communities with a total of 1,929 units, eight mezzanine loans (seven of which are partially financing the construction of multifamily communities) and four bridge loans which are partially financing the land acquisition and predevelopment costs of future multifamily communities. The aggregate loan commitment amounts of these loans totaled approximately $129.8 million at December 31, 2013. The mezzanine loans supporting multifamily projects each contain exclusive limited options to purchase the properties once developed and stabilized.

We recorded net losses attributable to common stockholders of approximately $15.0 million, $615,000 and $8.5 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively.

The highlights of our 2013 operating results include:

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was approximately $7.8 million for the full year 2013, an increase of 129% from our AFFO of approximately $3.4 million for 2012. AFFO is calculated after deductions for all preferred dividends. See the "Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Income (Loss) Attributable to Common Stockholders," later within this Results of Operations section.

•	As of December 31, 2013, our total assets were approximately $342 million, an increase of approximately $219 million, or 178% compared to our total assets of $123 million at December 31, 2012.

•
Total revenues from continuing and discontinued operations were approximately $32.1 million for 2013, of which approximately $3.6 million are attributable to Trail Creek which were reclassified to (Loss) income from discontinued operations. Total revenues from continuing and discontinued operations increased approximately $19.6 million, or 157%, from the 2012 result of $12.5 million, which included $2.7 million attributable to Trail Creek which were reclassified to (Loss) income from discontinued operations.

•
Net cash provided by operating activities for 2013 was approximately $8.7 million, an increase of approximately $4.5 million, or 107% compared to net cash provided by operating activities in 2012 of $4.2 million.

•
We raised approximately $142 million through sales of our equity securities during 2013, including gross proceeds of approximately $33 million from the sale of approximately 4.2 million shares of Common Stock via a public offering during the fourth quarter of 2013.

•	In 2013, we acquired three stand-alone multifamily communities and the second phases of two communities originally acquired in 2011, adding 1,164 units to the 765 units we already owned.

•
On November 7, 2013, we declared a quarterly dividend on our Common Stock of $0.16 per share, which was paid on January 15, 2014 to all common stockholders of record as of December 16, 2013. Our aggregate cash dividend declarations on Common Stock and Class A OP Units, for the fourth quarter totaled $2,468,815. In addition, dividends declared on our Series A Redeemable Preferred Stock for the fourth quarter totaled $1,194,145.

Acquired properties

On December 31, 2013, we acquired a 140-unit multifamily community located adjacent to Summit Crossing, a community we acquired in 2011, or Summit II, for a total purchase price of approximately $19.9 million, which approximated the fair value of the net assets acquired. In connection with the acquisition, our mezzanine loan of $6.1 million was paid in full, along with an exit fee for accrued interest of $605,000. In connection with the acquisition, we paid an acquisition fee to our Manager of $137,566, or 1.0% of the contract purchase price, less an acquisition fee of $60,000 paid previously in conjunction with the mezzanine loan. For operating and financial statement purposes, Summit Crossing and Summit II are operated and reported as a single asset.

On June 25, 2013, we acquired a 96-unit multifamily community located adjacent to Trail Creek, a community we acquired in 2011, or Trail II, for a total purchase price of approximately $18.1 million, which approximated the fair value of the net assets acquired. The construction of Trail II was partially financed by a $6.0 million mezzanine loan held by us, which was applied to the purchase at the closing of the property acquisition, along with an exit fee of $283,062. In connection with the acquisition, we paid an acquisition fee of $121,087, or 1.0% of the contract purchase price, to our Manager. For operating and financial statement purposes, but not for the purpose of computing any disposition fees, Trail Creek and Trail II are operated and reported as a single asset.

On January 23, 2013, we acquired the following three entities from the Williams Multifamily Acquisition Fund, or WMAF, an entity with properties managed by Preferred Residential Management LLC, which is an affiliate of the Company:

•
Ashford Park REIT, Inc., the fee-simple owner of a 408-unit multifamily community located in Atlanta, Georgia, or Ashford Park, for a total purchase price of approximately $39.6 million, exclusive of acquisition-related and financing-related transaction costs and assumed mortgage debt. In connection with the acquisition, we paid an acquisition fee of $394,250, or 1.0% of the contract purchase price, to our Manager.

•
Lake Cameron REIT, Inc., the fee-simple owner of a 328-unit multifamily community located in Raleigh, North Carolina, or Lake Cameron, for a total purchase price of approximately $30.5 million, exclusive of acquisition-related and financing-related transaction costs and assumed mortgage debt. In connection with the acquisition, we paid an acquisition fee of $304,200, or 1.0% of the contract purchase price, to our Manager.

•
McNeil Ranch REIT, Inc., the fee-simple owner of a 192-unit multifamily community located in Austin, Texas, or McNeil Ranch, for a total purchase price of approximately $21.0 million, exclusive of acquisition-related and financing-related transaction costs and assumed mortgage debt. In connection with the acquisition, we paid an acquisition fee of $209,950, or 1.0% of the contract purchase price, to our Manager.

The purchase price for each of these three underlying properties was established by the 95% unaffiliated third party equity investor in WMAF, pursuant to terms of the WMAF partnership agreement. Mr. Williams and Mr. Silverstein, through their officer positions at WRA, the manager of WMAF, may have had the ability to exert significant influence on the day-to-day business operations of WMAF, other than transactions with Mr. Williams, Mr. Silverstein or their affiliates. WMAF liquidated the balance of its assets to the 95% unaffiliated third party in accordance with the terms of the WMAF partnership agreement, whereupon it dissolved its business operations in first quarter 2013.

The purchase prices and leverage deployed on our acquisitions during 2013 were:

Community	Purchase Price (millions) (1)	Mortgage Amount (millions)

Ashford Park	$39.6	$25.6
Lake Cameron	$30.5	$19.8
McNeil Ranch	$21.0	$13.6
Trail II	$18.1	$—	(2)
Summit II	$19.9	$—	(3)
(1) Exclusive of assumed mortgage debt.
(2) We refinanced the two combined phases of Trail Creek with new mortgage debt in the amount of approximately $28.1 million at the closing of the acquisition.
(3)We assumed existing mortgage debt of $13.0 million which matures on June 10, 2014. We intend to refinance this debt during the first quarter of 2014.

Discontinued operations

As of December 31, 2013, the combined phases of our Trail Creek community qualified as discontinued operations as the disposal group was being marketed for sale.

Real estate loans, notes receivable and line of credit

At December 31, 2013, our portfolio of real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party	Current / deferred interest % per annum
		(1)

	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	12,153,000	$28,400,000	8 / 6
	Madison - Rome		Rome, GA (2)	9/28/2012	9/20/2015	N/A	5,360,042	$11,500,000	8 / 6
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6
	Crosstown Walk		Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6
	Haven West		Carrollton, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Starkville		Starkville, MS (5) (6)	8/21/2013	5/31/2014	N/A	1,730,000	N/A	8 / 0
	Newtown		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA (7)	11/18/2013	8/18/2014	N/A	16,026,525	N/A	8 / 2
	Manassas		Northern VA (8)	12/23/2013	3/31/2014	N/A	10,707,000	N/A	8 / 5
	Irvine		Irvine, CA(9)	12/18/2013	5/31/2014	N/A	16,250,000	N/A	8.5 / 4.3

							$129,788,604

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "Crosstown Walk" - Iris Crosstown Partners LLC; "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; "Newtown" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Manassas" - Oxford Palisades Apartments, LLC; and "Irvine" - 360 Irvine, LLC.

(2)
Madison-Rome is a mezzanine loan for an 88,351 square foot retail development project. On October 16, 2013, the anchor tenant obtained a certificate of occupancy and took possession of approximately 54,340 square feet of space.

(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Planned 568-bed student housing community.
(5)	Bridge loan in support of a planned 536-bed student housing community.
(6)
John A. Williams, Jr., a principal of the borrowers, is a guarantor supporting these loans. Mr. Williams may be deemed a related party under GAAP because he is the son of our Chief Executive Officer, but is not considered an affiliate under federal securities laws.

(7)	Bridge loan of up to approximately $16.0 million to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community in Atlanta, Georgia.
(8)	Bridge loan of up to approximately $10.7 million to partially finance the acquisition of land and predevelopment costs for a 304-unit multifamily community in Northern Virginia.
(9)	Bridge loan of up to approximately $16.3 million to partially finance the acquisition of land and predevelopment costs for a 280-unit multifamily community in Irvine, California.

Deferred interest percentages are interest amounts which are accrued over the lives of the loans and which will be due in a lump sum at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. If we exercise a purchase option and acquire the property, the additional interest described above will be treated as additional consideration for the acquired project.

We receive a fee of 2% of the aggregate amount of the loan at loan inception as partial inducement to offer the funds and concurrently pay half of the 2% loan fee to our Manager as an acquisition fee. The net 1% retained is recognized as revenue over the term of the loan. The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Starkville, Encore, Manassas and Irvine loans are also collateralized by the acquired land. The Haven West loan is additionally collateralized by an assignment by the developer of security interests in an unrelated project. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

We extend loans for a variety of purposes, including to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to create variable interests and require further evaluation as to whether the variable interest creates a VIE, which would necessitate consolidation of the project. We consider the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control held by us, guarantees provided by third parties and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If we are deemed to be the primary beneficiary of a VIE, consolidation treatment would be required.
We have evaluated our real estate loans where appropriate for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the majority of the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
Our real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to our analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the principals of the borrowers, as well as the limitations on the fixed-price purchase options on the City Park, City Vista, Overton, Crosstown Walk, Lely, Haven West and Newtown loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to rights held by the senior lenders on the projects. Therefore, since we have concluded we are not the primary beneficiary, we have not consolidated these entities in our consolidated financial statements. Our maximum exposure to loss from these loans is their drawn amount as of December 31, 2013 of approximately $111.6 million. The maximum aggregate amount of loans to be funded as of December 31, 2013 was approximately $129.8 million.
We are subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Park, City Vista, Newtown and Manassas real estate loans, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $52.0 million (with a total commitment amount of $55.7 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject us to a total possible loss of that amount. We generally require secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. We have performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and have concluded that the guaranties reduce our exposure to the above-described credit risk in place as of December 31, 2013.

The borrowers and guarantors behind our real estate loans (excluding the Madison-Rome, Overton, Haven West, Starkville and Lely loans) collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of our total revenues. We recorded revenue from transactions with this major customer for the twelve-month periods ended December 31, 2013 and 2012 of approximately $5.4 million and $2.0 million, respectively.

Twelve Months Ended December 31, 2013 versus 2012 and 2012 versus 2011

The following discussion of our results of operations reflects the combined phases of Trail Creek as discontinued operations for all periods.

Revenues

We recorded total rental revenue from continuing operations of approximately $16.9 million, $6.6 million and $4.5 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in rental revenue in 2013 as compared to 2012 was primarily due to the acquisition of the McNeil Ranch, Lake Cameron and Ashford Park multifamily communities in January 2013 and the realization of incremental rental revenue from those properties. The increase in rental revenue in 2012 as compared to 2011 was primarily due to the acquisition of the Summit Crossing and Stone Rise multifamily communities in April 2011, and consequently, we did not record a full year of operating results for these communities in 2011. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from owned multifamily communities. Our combined properties had physical occupancy rates, including model units, of 96.8%, 94.6% and 93.9% of the total units available for rent, including model units, at December 31, 2013, 2012 and 2011, respectively.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases and changes in demand due to consumer confidence in the above factors.

We also collect revenue from continuing operations from residents for items such as utilities, application fees, lease termination fees and late charges. We recorded other property revenues of approximately $1.9 million, $895,000 and $565,000 for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in other property revenues in 2013 as compared to 2012 was primarily due to the acquisition of five multifamily communities during 2013 and the realization of incremental rental revenue from those properties. The increase in rental revenue in 2012 as compared to 2011 was primarily due to the acquisition of the Summit Crossing and Stone Rise multifamily communities in April 2011, and consequently, we did not record a full year of operating results for these communities in 2011.

Interest income from our real estate loans increased substantially for the twelve-month period ended December 31, 2013 versus the twelve-month periods ended December 31, 2012 and December 31, 2011 due to additions of new mezzanine loans and some mezzanine loans remaining outstanding for full subsequent years versus partial previous years, as detailed in the table below:

	Twelve months ended December 31,
	2013	2012	2011
Interest income:
Summit II	$487,685	$318,249	$—
Trail II	233,333	480,000	241,358
Crosstown Walk	579,595	144,442	—
City Park	710,317	139,439	—
City Vista	813,667	166,623	—
Madison-Rome	419,422	100,850	—
Newport	580,202	—	—
Lely	417,472	—	—
Haven West	104,884	—	—
Starkville	46,304	—	—
Newtown	176,565	—	—
GP Office	73,075	—	—
Irvine	47,838	—	—
Manassas	21,414	—	—

Total	4,711,773	1,349,603	241,358

Accrued exit fees	3,288,982	718,955	—
Net loan fee revenue recognized	343,218	83,195	8,887

Total interest income on real estate loans	$8,343,973	$2,151,753	$250,245

Property operating and maintenance expense

We recorded expenses from continuing operations for the operations and maintenance of our multifamily communities of approximately $2.8 million, $1.1 million and $0.7 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in property expense in 2013 as compared to 2012 was primarily due to the acquisition of the McNeil Ranch, Lake Cameron and Ashford Park multifamily communities in January 2013. The increase in property expense in 2012 as compared to 2011 was primarily due to the acquisition of the Summit Crossing and Stone Rise multifamily communities in April 2011, and consequently, we did not record a full year of operating results for these communities in 2011.

The primary components of operating and maintenance expense are salary and benefits expense of property personnel, utilities, property repairs and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Property Salary and Benefits Reimbursement

We recorded expense reimbursements from continuing operations to our property manager for the salary and benefits expense for individuals who handle the management, operations and maintenance of our multifamily communities of approximately $1.9 million, $719,000 and $487,000 for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in reimbursed expense in 2013 as compared to 2012 was primarily due to the acquisition of five multifamily communities during 2013 and the incremental increase in expense from additional personnel required to operate and manage those properties. The increase in expense in 2012 as compared to 2011 was primarily due to the acquisition of the Summit Crossing and Stone Rise multifamily communities in April 2011, and consequently, we did not record a full year of operating results for these communities in 2011. The number of employees per property assigned by our property manager to our owned multifamily communities at December 31, 2013 is not expected to change materially over the foreseeable future.

Management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. We recorded management fee expense of approximately $745,000, $302,000 and $204,000 for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in management fees in 2013 as compared to 2012 was primarily due to the acquisition of five multifamily communities during 2013 and the incremental increase in expense from those properties. The increase in management fees in 2012 as compared to 2011 was primarily due to the acquisition of the Summit Crossing and Stone Rise multifamily communities in April 2011, and consequently, we did not record a full year of operating results for these communities in 2011.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities that are included in continuing operations. These costs were approximately $1.9 million, $524,000 and $365,000 for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in real estate taxes in 2013 as compared to 2012 was primarily due to the acquisition of the Ashford Park, McNeil Ranch and Lake Cameron multifamily communities and an approximate 64% increase in the assessed value of our Summit Crossing community. The increase in real estate taxes in 2012 as compared to 2011 was primarily due to the acquisition of the Summit Crossing and Stone Rise multifamily communities in April 2011, and the consequent ownership of these communities for the entirety of 2012.

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

General and Administrative

We recorded general and administrative expenses specific to our owned properties that are included in continuing operations of approximately $559,000, $285,000 and $217,000 for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in general and administrative expenses in 2013 as compared to 2012 was primarily due to the acquisition of the Ashford Park, McNeil Ranch and Lake Cameron multifamily communities in January of 2013. The increase in general and administrative expenses in 2012 as compared to 2011 was primarily due to the acquisition of the Summit Crossing and Stone Rise multifamily communities in April 2011, and consequently, ownership of these communities for the entirety of 2012.

Equity compensation to directors and executives

Expense by grant for equity compensation awards were:

	Equity compensation expense recognized
	for the twelve-month periods ended December 31,
	2013	2012	2011

Quarterly board member committee fee grants	$46,089	$42,060	$41,550
Class B OP Unit awards:
Executive officers - 2011	—	476,981	3,561
Executive officers - 2012	2,580	477,434	—
Executive officers - 2013	859,901	—	—
Vice chairman of board of directors	25,623	15,374	—
Grants of Restricted Stock to board members for annual service:
2011	—	66,867	193,041
2012	86,250	172,500	—
2013	171,194	—	—

Total	$1,191,637	$1,251,216	$238,152

The higher compensation costs recognized for the awards of Class B Units of our Operating Partnership, or Class B OP Units, to executives for the 2013 service year increased substantially from the 2012 award cost due to an increase in the number of units awarded from 106,988 to 142,046, as well as an increase in the per-unit fair value from $4.47 to $6.07 per Class B OP Unit. The large increase in 2013 was mitigated as compared to 2012 because we recorded amortization expense during the twelve-month period ended December 31, 2012 related to both the 2011 Class B OP Unit grants, which were granted on December 30, 2011 as compensation for service provided during 2011, and the 2012 Class B OP Unit grants, which were granted on January 3, 2012, as compensation for service provided during 2012. We expect future annual service grants of Class B OP Units to our executives to be individually amortized over the period of service that pertain to each year.

Depreciation and amortization

We recorded expenses from continuing operations for depreciation and amortization of tangible and identifiable intangible assets of approximately $13.3 million, $2.7 million and $5.8 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in depreciation and amortization expense in 2013 as compared to 2012 was primarily due to the acquisition of the Ashford Park, McNeil Ranch and Lake Cameron multifamily communities. Amortization of identifiable acquired intangible assets was approximately $6.6 million for the twelve-month period ended December 31, 2013. The decrease from the 2011 period to the 2012 period was primarily due to the amortization of the acquired intangible assets related to our three multifamily communities purchased in 2011 of approximately $5.5 million. These intangible assets were amortized in full during 2011 and there were no such expenses for the 2012 period. Partially offsetting this decrease was higher depreciation expense due to the ownership of the three acquired multifamily communities for the full year in 2012 versus 2011.

Acquisition costs and acquisition fees paid to related party

We recorded acquisition costs and acquisition fee payments to our Manager of approximately $1.5 million, $1,000 and $1.7 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. Acquisition costs for the twelve-month period ended December 31, 2013 primarily related to due diligence, purchase negotiation, appraisals and other costs related to the acquisition of the Ashford Park, McNeil Ranch and Lake Cameron multifamily communities and the acquisition of Summit II. There were no acquisitions of real estate assets during 2012 and the acquisition costs for the twelve-month period ended December 31, 2011 related primarily to the Stone Rise and Summit Crossing acquisitions. The amount of acquisition fees payable to our Manager is governed by the Management Agreement and is calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan. These costs also include similar expenditures for services provided by third parties.

Management fees to related party

We also paid fees to our Manager in the form of general and administrative expense fees and asset management fees which totaled approximately $2.0 million, $823,000 and $505,000 for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in general and administrative expense fees and asset management fees in 2013 as compared to 2012 was primarily due to the acquisitions of five multifamily communities during 2013 and the incremental increase in expense from those properties, as well as closing additional mezzanine loans. The increase in general and administrative expense fees and asset management fees in 2012 as compared to 2011 was primarily due to the acquisition of the Summit Crossing and Stone Rise multifamily communities in April 2011, and consequently, recording a full year of operating results for these communities in 2012, as well as closing additional mezzanine loans.

General and administrative expense fees are calculated as 2% of gross property revenues, and asset management fees are calculated as one-twelfth of 0.5% of the total value of assets per month, as adjusted. The percentage of these costs charged is governed by the Management Agreement. Collectively, the sum of property management fees, asset management fees and general and administrative expense fees are capped at 1.5% per year of the gross value of our real estate assets. For the twelve-month periods ended December 31, 2013, 2012 and 2011, these three fees totaled approximately 1.01%, 1.05% and 0.76% of the average gross value of our assets at December 31, 2013, 2012 and 2011, respectively.

Insurance, professional fees and other expenses

We recorded insurance, professional fees and other expenses on our continuing operations of approximately $946,000, $552,000 and $792,000 for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. These costs consist principally of property insurance on our owned real estate assets and fees for audit, tax and legal work performed. The increase in these expenses in 2013 as compared to 2012 was primarily due to higher accounting and legal costs incurred in 2013 related to the acquisitions of the McNeil Ranch, Ashford Park and Lake Cameron communities, as well as for Trail II and Summit II. The decrease in these expenses in 2012 as compared to 2011 was primarily due to higher accounting and legal costs incurred in 2011 related to audits of our initial financial statements as a publicly held company and fees for tax consulting services pertaining to our REIT qualification status.

Interest expense

We recorded interest expense on our continuing operations of approximately $4.6 million, $2.0 million and $1.2 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The increase in interest expense in 2013 as compared to 2012 was primarily due to the incremental interest and amortization expense of deferred loan costs on additional mortgage indebtedness from the McNeil Ranch, Ashford Park and Lake Cameron communities. Interest expense on our Credit Facility, which we entered into on August 31, 2012, including amortized loan costs of approximately $327,000, was approximately $1.0 million for the twelve-month period ended December 31, 2013. The increase in interest expense for the 2012 period versus 2011 was due to the acquisition of the three multifamily properties in April of 2011 and, consequently, less than a full period of interest was accrued and paid for the corresponding 2011 period, as well as the incremental interest expense in 2012 from our Credit Facility.

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

Analysts, managers and investors have, since the first real estate investment trusts were created, made certain adjustments to reported net income amounts under GAAP in order to better assess these vehicles’ liquidity and cash flows. FFO is one of the most commonly utilized non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations,” which was most recently revised in 2012, NAREIT standardized the definition of how net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. The NAREIT definition of FFO (and the one we report) is:

Net income/loss:

•	excluding impairment charges on and gains/losses from sales of depreciable property;

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures

Not all companies necessarily utilize the standardized NAREIT definition of FFO, and so caution should be taken in comparing our reported FFO results to those of other companies. Our FFO results are comparable to the FFO results of other companies that follow the NAREIT definition of FFO and report these figures on that basis. We believe FFO is useful to investors as a supplemental gauge of our operating results. FFO is a non-GAAP measure that is reconciled to its most comparable GAAP-compliant measure, net income/loss available to common stockholders.

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (“NFFO”)

Normalized FFO makes certain adjustments to FFO which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, since we are acquiring properties on a regular basis at this time, we incur substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. We add back any such acquisition and pursuit costs to FFO in the calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. In addition, prepayment penalties on early debt extinguishment, REIT establishment costs and organization costs are additive adjustments to FFO in the calculation of NFFO. NFFO figures reported by us may not be comparable to those reported by other companies.

We utilize NFFO as a measure of the operating performance of our portfolio of real estate assets. We believe NFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies that are not as involved in ongoing acquisition activities. NFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

AFFO makes further adjustments to NFFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. The Company calculates AFFO as:

NFFO, plus:

•	non-cash equity compensation to directors and executives;

•	amortization of loan closing costs;

•	depreciation and amortization of non-real estate assets;

•	net loan fees received;

•	deferred interest income received; and

•	adjustments for non-cash dividends;
Less:

•	non-cash loan interest income;

•	cash paid for loan closing costs;

•	amortization of acquired real estate intangible liabilities; and

•	normally recurring capital expenditures.

AFFO figures reported by us may not be comparable to those reported by other companies. We utilize AFFO to measure the funds generated by our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

FFO, NFFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders,
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders
to Net Income (Loss) Attributable to Common Stockholders

		Twelve months ended
		December 31,
		2013	2012	2011
Net income (loss) attributable to common stockholders		$(14,992,930)	$(614,530)	$(8,505,174)

Add:	Income attributable to non-controlling interests (See Note 1)	(222,404)	—	—
	Depreciation of real estate assets	7,781,306	3,572,284	2,682,562
	Amortization of acquired real estate intangible assets	7,400,948	—	5,537,067

Funds from operations attributable to common stockholders and Unitholders		(33,080)	2,957,754	(285,545)

Add:	Acquisition costs	1,529,166	912	1,680,432
	Prepayment penalty on early debt extinguishment	604,337	—	—
	REIT establishment costs	—	—	25,849
	Organization costs	—	1,593	172,395

Normalized funds from operations attributable to common stockholders and Unitholders		2,100,423	2,960,259	1,593,131

	Non-cash equity compensation to directors and executives	1,191,637	1,251,216	238,152
	Amortization of loan closing costs (See Note 2)	567,780	194,012	64,480
	Depreciation/amortization of non-real estate assets	67,878	23,014	18,814
	Net loan fees received (See Note 3)	1,136,230	307,450	74,333
	Deferred interest income received (See Note 4)	814,321	—	—
	Deemed non-cash dividend on Series B Preferred Stock	7,028,557	—	—
Less:	Non-cash loan interest income (See Note 3)	(3,823,023)	(803,245)	(8,887)
	Cash paid for loan closing costs	(313,131)	(323,918)	—
	Amortization of acquired real estate intangible liabilities (See Note 5)	(375,993)	—	—
	Normally recurring capital expenditures (See Note 6)	(584,918)	(192,815)	(118,504)

Adjusted funds from operations attributable to common stockholders and Unitholders		$7,809,761	$3,415,973	$1,861,519

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$6,544,714	$2,851,973	$1,940,078
	Distributions to Unitholders (See Note 2)	64,727	—	—
	Total	$6,609,441	$2,851,973	$1,940,078

Common Stock dividends and Unitholder distributions per share		$0.605	$0.545	$0.375

FFO per basic weighted average share of Common Stock and Unit		$—	$0.57	$(0.07)
NFFO per basic weighted average share of Common Stock and Unit		$0.22	$0.57	$0.42
AFFO per basic weighted average share of Common Stock and Unit		$0.82	$0.66	$0.49

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	9,456,228	5,172,260	3,822,303
	Class A OP Units	106,402	—	—
	Common Stock and Class A OP Units	9,562,630	5,172,260	3,822,303

	Diluted Common Stock and Class A OP Units (B)	9,726,453	5,306,424	3,841,608

Actual shares of Common Stock outstanding, including unvested restricted stock		15,323,594	5,321,490	5,175,325
Actual Class A OP Units outstanding		106,988	—	—
	Total	15,430,582	5,321,490	5,175,325

Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders,
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders
to Net Income (Loss) Attributable to Common Stockholders

		Three months ended
		December 31,
		2013	2012
Net income (loss) attributable to common stockholders		$430,293	$202,821

Add:	Income attributable to non-controlling interests (See Note 1)	3,490	—
	Depreciation of real estate assets	2,046,170	790,232
	Amortization of acquired real estate intangible assets	514,411	—

Funds from operations attributable to common stockholders and Unitholders		2,994,364	993,053

Add:	Acquisition costs	286,861	—
	Prepayment penalty on early debt extinguishment	—	—

Normalized funds from operations attributable to common stockholders and Unitholders		3,281,225	993,053

	Non-cash equity compensation to directors and executives	301,691	330,009
	Amortization of loan closing costs (See Note 2)	140,921	102,539
	Depreciation/amortization of non-real estate assets	10,842	4,662
	Net loan fees received (See Note 3)	431,181	48,921
	Deferred interest income received (See Note 4)	530,086	—
Less:	Non-cash loan interest income (See Note 3)	(1,492,886)	(446,026)
	Cash paid for loan closing costs	(106,676)	—
	Amortization of acquired real estate intangible liabilities (See Note 5)	(45,599)	—
	Normally recurring capital expenditures (See Note 6)	(98,286)	(30,806)

Adjusted funds from operations attributable to common stockholders and Unitholders		$2,952,499	$1,002,352

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$2,451,697	$771,616
	Distributions to Unitholders (See Note 2)	17,118	—
	Total	$2,468,815	$771,616

Common Stock dividends and Unitholder distributions per share		$0.160	$0.145

FFO per basic weighted average share of Common Stock and Unit		$0.23	$0.19
NFFO per basic weighted average share of Common Stock and Unit		$0.25	$0.19
AFFO per basic weighted average share of Common Stock and Unit		$0.22	$0.19

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	13,191,276	5,181,708
	Class A OP Units	106,988	—
	Common Stock and Class A OP Units	13,298,264	5,181,708

	Diluted Common Stock and Class A OP Units: (B)	13,469,326	5,320,962

Actual shares of Common Stock outstanding, including unvested restricted stock		15,323,594	5,321,490
Actual Class A OP Units outstanding		106,988	—
	Total	15,430,582	5,321,490

(A) Units and Unitholders refer to holders of Class A OP Units. On January 3, 2012, Class B OP Units were granted for annual service to be provided in 2012. On January 3, 2013, these Class B OP Units became vested and earned and automatically converted to Class A OP Units. These Class A OP Units collectively represent an approximate 0.80% and 1.11% weighted average non-controlling interest in the Operating Partnership for the three-month and twelve-month periods ended December 31, 2013, respectively.

(B) Since our NFFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A OP Units in the Operating Partnership for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B OP Units in the Operating Partnership, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted since we recorded a net loss available to common stockholders for the periods presented.

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders,and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Income (Loss) Attributable to Common Stockholders

1)
The 106,988 Class B OP Units awarded to our key executive officers for service performed during 2012 became vested and earned on January 3, 2013. These Class B OP Units automatically converted to Class A OP Units, and as such are apportioned a percentage of the Company’s financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A OP Units was calculated to be 1.11% for the twelve-month period ended December 31, 2013.

2)
We have cumulatively incurred aggregate loan closing costs of approximately $2.0 million on all our existing mortgage loans, which are secured on a property-by-property basis by each of our multifamily communities. In addition, we paid a total of $323,918 in loan closing costs to secure our $15.0 million revolving line of credit, $206,455 to increase the borrowing limit to $30.0 million in April 2013, and $106,676 to increase the borrowing limit to $40.0 million in December 2013. These loan costs are being amortized over the lives of the respective loans, and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor our Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to these assets, other than in connection with our revolving line of credit.

3)
We receive loan fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received, after the payment of acquisition fees to our Manager, are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due the Company at the time of repayment of the loan or refinancing of the property, or when the property is sold to a third party. This non-cash income is deducted from NFFO in the calculation of AFFO.

4)
This adjustment reflects the receipt in 2013 of accrued interest income on the Trail II and Summit II mezzanine loans, prior to their settlement in conjunction with the acquisition of those properties.

5)
This adjustment reflects the reversal of the non-cash amortization of below-market lease intangibles, which were recognized in conjunction with the acquisition of the Trail II, Ashford Park and McNeil Ranch multifamily communities. These intangibles, totaling approximately $384,000, are being amortized over the estimated average remaining lease terms of six to seven months.

6)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain the communities’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for non-recurring capital expenditures, which totaled $239,948 and $13,861 for the three-month periods ended December 31, 2013 and 2012, respectively, and $733,143 and $192,815 for the twelve-month periods ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities;

•	unfunded lending commitments to borrowers;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility; and

•	distributions that we pay to our preferred stockholders, common stockholders and unitholders.

On August 31, 2012, we, in conjunction with our Operating Partnership, entered into the Credit Facility with Key Bank National Association, or the Lender. The permitted uses of the Credit Facility are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrued interest at a variable rate of the One Month London Interbank Offered Rate, or LIBOR,

index plus 500 basis points until April 4, 2013, at which point we amended the Credit Facility to reduce the interest rate to LIBOR plus 450 basis points. On December 5, 2013, we increased the aggregate borrowing amount under our Credit Facility from $30.0 million to $40.0 million, extended the maturity date to December 5, 2014 and reduced the spread over LIBOR to 400 basis points. The interest rate on the Credit Facility was approximately 4.2% per annum at December 31, 2013. The Credit Facility also bears a commitment fee on the average daily unused portion of the Credit Facility of 0.40% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. We paid fees and expenses of approximately $313,000 for the two amendments to the Credit Facility.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties from the principals of the borrowers.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2013, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		40.2%
Net worth	$163,583,500	(2)	$166,052,719
Debt yield	Minimum 8.25%		9.1%
Payout ratio	Maximum 95%		88%
Total leverage ratio	Maximum 65%		48.4%
Debt service coverage ratio	Minimum 1.50x		3.46x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $160 million, plus 75% of the net proceeds of any equity offering, which totaled approximately $3.6 million as of December 31, 2013.

At December 31, 2013, we had a balance owed of approximately $29.4 million under the Credit Facility. Interest expense was approximately $1,000,000 and the weighted average interest rate was 4.7% for the twelve-month period ended December 31, 2013.

Our net cash provided by operating activities for the twelve-month periods ended December 31, 2013, 2012 and 2011 was approximately $8.7 million, $4.2 million and $528,000, respectively, and includes cash generated by the operations of Trail Creek. We expect any potential reduction in cash generated from operating activities due to the absence of Trail Creek in future periods to be more than offset by the immediate deployment of cash proceeds from the sale of Trail Creek into various other accretive investment opportunities. The increase in net cash provided by operating activities for the twelve-month period ended December 31, 2013 as compared to 2012 was primarily due to the incremental cash generated by property income provided by the acquired McNeil Ranch, Ashford Park and Lake Cameron properties, the acquisitions of which were partially funded by the net proceeds from the sale of the Series B Preferred Stock, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, partially offset by a reduction due to approximately $1.5 million of acquisition costs paid in 2013. The increase in net cash provided by operating activities for the twelve-month period ended December 31, 2012 as compared to 2011 was primarily due to the incremental cash generated by property income provided by the operation of Summit Crossing and Stone Rise for a full twelve month period in 2012 versus 2011.

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

Our net cash used in investing activities was approximately $137.7 million, $32.5 million and $93.7 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. The 2013 period included disbursements for our acquisitions of the McNeil Ranch, Ashford Park, Lake Cameron, Trail II and Summit II properties, which totaled approximately $34.2 million, and deployments of cash for real estate loans and notes receivable, which totaled approximately $100.0 million, versus disbursements for loans and notes receivable in the 2012 period of approximately $32.6 million. The 2011 period included disbursements for our acquisitions of the Trail Creek, Summit Crossing and Stone Rise properties which totaled approximately $87.5 million and deployments of cash for the Trail II mezzanine loan of $6.0 million.

Cash used in investing activities is primarily driven by acquisitions and dispositions of multifamily properties and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets and secondarily by capital expenditures related to our owned properties. We will seek to acquire more communities at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the twelve-month period ended December 31, 2013, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	McNeil Ranch	Lake Cameron	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$491,925	$130,713	$92,283	$714,921
Other nonrecurring capital expenditures	—	4,888	13,334	—	—	—	18,222
Total nonrecurring capital expenditures	—	4,888	13,334	491,925	130,713	92,283	733,143
Normally recurring capital expenditures	81,916	77,339	61,006	175,848	82,801	106,008	584,918

Total capital expenditures	$81,916	$82,227	$74,340	$667,773	$213,514	$198,291	$1,318,061

For the twelve-month period ended December 31, 2012, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$6,681	$160,552	$10,799	$178,032
Other nonrecurring capital expenditures	—	16,722	7,155	23,877
Total nonrecurring capital expenditures	6,681	177,274	17,954	201,909

Normally recurring capital expenditures	71,226	71,539	50,050	192,815
Total capital expenditures	$77,907	$248,813	$68,004	$394,724

For the twelve-month period ended December 31, 2011, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$104,109	$157,484	$42,658	$304,251
Other nonrecurring capital expenditures	—	—	—	—
Total nonrecurring capital expenditures	104,109	157,484	42,658	304,251

Normally recurring capital expenditures	47,264	37,984	33,256	118,504
Total capital expenditures	$151,373	$195,468	$75,914	$422,755

Net cash provided by financing activities was approximately $135.2 million, $26.8 million and $97.7 million for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. During the 2013 period, we received approximately $63.2 million from the issuance of 69,646 Units, approximately $37.0 million from sales of our Series B Preferred Stock that was later mandatorily converted to Common Stock and approximately $30.7 million from the sale of Common Stock in the fourth quarter. The financing cash inflows during the 2012 period consisted primarily of proceeds from sales of Units of approximately $17.8 million and net draws on our revolving line of credit of approximately $14.8 million. Partially offsetting these cash inflows during 2012 were the payments of our Series A Preferred Stock and Common Stock dividends totaling approximately $3.1 million and deferred offering costs of approximately $2.3 million. The financing cash inflows during the 2011 period consisted primarily of proceeds from sales of Common Stock of approximately $46.1 million and proceeds from mortgage notes payable on our Trail Creek, Stone Rise and Summit Crossing multifamily communities of approximately $55.6 million.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends, as well as monthly dividends to holders of our Series A Preferred Stock, through net cash generated from operating results.

For the twelve-month period ended December 31, 2013, our dividend activity consisted of dividends paid on our Series A Preferred Stock and, prior to its conversion to Common Stock, our Series B Preferred Stock, which totaled $3.6 million, plus Common Stock dividends which totaled $4.9 million. Our cash flows provided by operating activities for the twelve-month period ended December 31, 2013 totaled approximately $8.7 million, which were sufficient to fund our cash dividend distributions. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our Series A Preferred Stock dividend activity consisted of:

2013			2012
Declaration date	Number of shares	Dividends declared	Declaration date	Number of shares	Dividends declared
January 24, 2013	19,732	$107,551	N/A	—	$—
February 7, 2013	23,094	119,885	N/A	—	—
February 7, 2013	25,755	132,603	N/A	—	—
April 20, 2013	41,492	220,874	April 13, 2012	2,155	11,486
May 20, 2013	48,098	247,597	May 10, 2012	4,985	25,406
June 27, 2013	53,749	276,946	June 22, 2012	8,441	42,793
July 19, 2013	59,121	302,532	July 22, 2012	10,682	50,878
August 23, 2013	63,359	322,368	August 2, 2012	11,491	54,119
September 24, 2013	68,198	348,376	September 18, 2012	12,178	58,062
October 22, 2013	71,935	363,354	October 20, 2012	13,102	61,553
November 22, 2013	78,273	398,978	November 1, 2012	15,326	66,641
December 20, 2013	84,012	431,606	December 20, 2012	19,762	79,868
		$3,272,670			$450,806

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash; there can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from the Follow-On Series A Offering.

On February 7, 2013, we declared a dividend on our Series B Preferred Stock, equivalent to $0.145 per share of Common Stock on an as-converted basis. Such dividends on the Series B Preferred Stock could only be declared and paid if like-amount dividends were declared and paid on our Common Stock. The Series B Preferred Stock dividend totaled $690,476 and was paid on April 22, 2013. All 40,000 shares of the Series B Preferred Stock were converted to an aggregate of 5,714,274 shares of Common Stock on May 16, 2013.

Our Common Stock dividend activity consisted of:

2013				2012
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 28, 2013	5,323,605	$0.145	$771,923	March 30, 2012	5,178,315	$0.13	$673,181
June 26, 2013	11,066,895	0.15	1,660,034	June 29, 2012	5,211,362	0.13	677,477
September 16, 2013	11,073,731	0.15	1,661,060	September 28, 2012	5,212,139	0.14	729,699
December 16, 2013	15,323,106	0.16	2,451,697	December 31, 2012	5,321,490	0.145	771,616

Total		$0.605	$6,544,714			$0.545	$2,851,973

Our quarterly Common Stock dividend declaration on November 7, 2013 of $0.16 per share represented an increase of approximately 28% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 11.4%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly; there can be no assurance that the current dividend level will be maintained.

Our Credit Facility covenants impose a cap on the amount of dividend distributions we may declare and pay. This cap is defined as 95% of adjusted funds from operations for the previous rolling four quarters. Adjusted funds from operations , solely for purposes of this covenant is calculated as: earnings before interest, taxes, depreciation, and amortization, plus capital reserves, less normally recurring capital expenditures, less consolidated interest expense. For the twelve-month period ended December 31, 2013, the maximum dividends and distributions allowed under this covenant was $11,419,659.

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

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including Series A Preferred Stock, Common Stock, units of limited partnership interest in our Operating Partnership and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Series A Follow-On Offering during 2014 and beyond. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On November 18, 2011, the SEC declared effective our Registration Statement, to offer up to 150,000 Units for the Primary Series A Offering. The price per Unit is $1,000. The Series A Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of 6% of the Stated Value. Dividends on each share of Series A Preferred Stock will begin accruing on the date of issuance. The Series A Preferred Stock is redeemable at the option of the holder, in cash or stock at our option, beginning two years following the date of issuance, subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3% and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2013, we had issued an aggregate of 89,408 Units from our Primary Series A Offering. Our Primary Series A Offering expired on December 31, 2013.

On October 11, 2013, the SEC declared effective our Follow-On Series A Registration Statement for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Series A Offering, the terms of the Follow-On Series A Offering are substantially similar to the terms of the Primary Series A Offering.

Aggregate offering expenses, including selling commissions and dealer manager fees, will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Series A Offering, of which we will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

On January 17, 2013, we issued 40,000 shares of our Series B Preferred Stock at a purchase price of $1,000 per share through a private placement transaction. The gross proceeds totaled $40.0 million, with net proceeds to us of approximately $37.0 million after commissions. The Series B Preferred Stock was converted into an aggregate of 5,714,274 shares of Common Stock on May 16, 2013. On April 15, 2013, we filed a resale registration statement (File No. 333-187925) for the purpose of registering the resale of the underlying shares of Common Stock into which the shares of Series B Preferred Stock were converted on May 16, 2013.

On May 17, 2013, we filed our Shelf Registration Statement which was declared effective by the SEC on July 19, 2013. The Shelf Registration Statement allows us to offer equity or debt securities in an amount of up to $200 million.

In November 2013, we sold approximately 4.2 million shares of Common Stock via a public offering under the Shelf Registration Statement and collected net proceeds of approximately $30.7 million, which was used to pay off the balance of our Credit Facility and for other general corporate purposes.

Our ability to raise funds through the issuance of our securities is dependent on, among other things, general market conditions for REIT's, market perceptions about us and the current trading price of our Common Stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not consistently be available on terms that are attractive to us or at all.

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), in addition to our Credit Facility, as may be modified by increasing the amount which may be borrowed, or by extending the maturity date. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities. The number of different multifamily communities and other investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. See the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for more information about the risks related to operating on a leveraged basis.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2013, our outstanding debt (both secured and unsecured) was approximately 41.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2013. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decisions and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels. However, we do have our Credit Facility, which is short-term and is secured.
Our secured and unsecured aggregate borrowings are intended by us to be reasonable in relation to our tangible assets and will be reviewed by our board of directors at least quarterly. In determining whether our borrowings are reasonable in relation to our tangible assets, we expect that our board of directors will consider many factors, including without limitation the lending standards of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, for loans in connection with the financing of multifamily properties, the leverage ratios of publicly traded and non-traded REITs with similar investment strategies and general market conditions. There is no limitation on the amount that we may borrow for any single investment.

Our ability to incur additional debt is dependent on a number of factors, including our credit ratings (if any), the value of our assets, our degree of leverage and borrowing restrictions imposed by lenders. We will continue to monitor the debt markets, including Fannie Mae and/or Freddie Mac (from both of whom we have obtained single asset secured financing on almost all of our multifamily communities), and as market conditions permit, access borrowings that are advantageous to us.

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

As of December 31, 2013, we had long term mortgage indebtedness of approximately $140.5 million. The outstanding balance includes fixed-rate debt of approximately $121.0 million, or 86.1% of the total mortgage debt balance, and floating-rate debt of approximately $19.5 million, or 13.9% of the total mortgage debt balance.

As of December 31, 2013, we had approximately $9.2 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant, issued to IAA, for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of December 31, 2013, we had outstanding 89,408 Warrants from our Primary Series A Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. The Warrants outstanding at December 31, 2013 become exercisable between March 30, 2013 and December 31, 2014 and have exercise prices that range between $9.00 and $11.64 per share. If all the outstanding Warrants at December 31, 2013 become exercisable and are exercised, gross proceeds to us would be approximately $18.4 million and we would as a result issue an additional 1,788,160 shares of Common Stock.

Contractual Obligations

As of December 31, 2013, our contractual obligations consisted of the mortgage notes secured by our six multifamily communities and the Credit Facility. Based on LIBOR, at December 31, 2013 of 0.17%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$26,338,540	$4,825,040	$9,236,045	$8,241,931	$4,035,524
Principal	140,516,000	13,408,343	1,482,472	39,458,503	86,166,682
Line of credit:
Interest	47,861	47,861	—	—	—
Principal	29,390,000	29,390,000	—	—	—
Total	$196,292,401	$47,671,244	$10,718,517	$47,700,434	$90,202,206

In addition, we had unfunded real estate loan balances totaling $18,212,147 at December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2013, we have two variable rate mortgages, with a combined principal amount of $32.5 million. One mortgage has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) under Freddie Mac's capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as the Stone Rise instrument matures in May 2018, and we intend to refinance the Summit II mortgage (which variable interest rate is currently uncapped) during the first quarter of 2014. Our Credit Facility accrued interest at a spread over LIBOR of 5.0% until its amendment on April 4, 2013, following which the interest spread was reduced to 4.5%, and following the second amendment on December 5, 2013, the interest spread was reduced to 4.0% (this combined rate is uncapped). Because of the short term nature of this loan, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2013, would increase by approximately $264,000 on an annualized basis, or decrease by approximately $44,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.17% at December 31, 2013, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the twelve months ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2013

Schedule IV-Mortgage Loans on Real Estate as of December 31, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as follows:

A process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that, as of December 31, 2013, there were the following material weaknesses: The Company did not design and maintain effective technology and manual controls to ensure the completeness and accuracy of rental revenues, other property revenues, property operating and maintenance expense, and property salary and benefits reimbursement information received from our property manager; and the Company did not maintain effective controls to review and reconcile our final consolidated financial statements to supporting schedules and source documentation. Because of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria described in Internal Control - Integrated Framework (1992) issued by COSO.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual financial statements will not be prevented or detected on a timely basis. As a result, the material weaknesses listed above could result in a material misstatement of the account balances or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected.

The material weaknesses noted above did not result in any adjustments to the annual or interim financial statements of the Company.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included elsewhere in this Annual Report on Form 10-K.

Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in our internal control over financial reporting described above.

Changes in internal control over financial reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 and concluded that implementation of the following controls have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

1.
In response to the first material weakness described above, we instituted a reconciliation of a property level journal entry log to the general ledger to ensure the completeness and accuracy of amounts reported by the property manager.

2.
In response to the second material weakness described above, we instituted a reconciliation of our final consolidated financial statements to our final internal consolidating schedules and source documentation.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or our 2014 Proxy Statement, to be filed with the SEC with regard to our 2014 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2014 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding our officers is incorporated herein by reference to our 2014 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2014 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2014 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-1
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	F-2
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-4
Notes to Consolidated Financial Statements	F-6

(a)(2) Financial Statement Schedules
Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2013	S-1
Schedule IV-Mortgage Loans on Real Estate as of December 31, 2013	S-2

(a)(3) Exhibits
Exhibit index	S-4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Preferred Apartment Communities, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Preferred Apartment Communities, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) inadequate technology and manual controls to ensure the completeness and accuracy of rental revenues, other property revenues, property operating and maintenance expense and property salary and benefits reimbursement information received from our property manager; and (2) inadequate controls to review and reconcile the final consolidated financial statements to supporting schedules and source documentation existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 17, 2014

PART I - FINANCIAL INFORMATION
Item 15. Financial Statements.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets

Real estate
Land	$30,320,000	$10,400,000
Building and improvements	116,716,766	42,878,292
Furniture, fixtures, and equipment	18,183,822	6,641,053
Construction in progress	53,663	3,023
Gross real estate	165,274,251	59,922,368
Less: accumulated depreciation	(11,410,035)	(4,672,620)
Net real estate	153,864,216	55,249,748
Property held for sale (net of accumulated depreciation of $2,723,386 and $1,616,378)	36,451,523	20,572,210
Real estate loans, net ($14,332,658 and $0 carried at fair value)	103,433,147	35,106,197
Real estate loans to related party, net	7,164,768	—
Total real estate and real estate loans, net	300,913,654	110,928,155

Cash and cash equivalents	9,180,431	2,973,509
Restricted cash	2,064,819	540,232
Notes receivable	10,248,178	2,450,000
Note receivable from related party	1,500,000	—
Revolving line of credit to related party	5,358,227	936,827
Accrued interest receivable on real estate loans	3,286,660	718,901
Acquired intangible assets, net of amortization of $12,569,581 and $5,537,067	907,883	—
Deferred loan costs, net of amortization of $963,043 and $258,492	1,719,194	681,632
Deferred offering costs	5,255,636	3,347,965
Tenant receivables and other assets	1,202,013	714,709

Total assets	$341,636,695	$123,291,930

Liabilities and equity

Liabilities
Mortgage notes payable	$140,516,000	$55,637,000
Revolving credit facility	29,390,000	14,801,197
Accounts payable and accrued expenses	1,638,401	1,110,964
Accrued interest payable	443,099	202,027
Dividends and partnership distributions payable	2,900,478	851,484
Security deposits and other liabilities	695,998	631,683
Total liabilities	175,583,976	73,234,355

Commitments and contingencies (Note 11)

Equity

Stockholder's equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 989,408 shares authorized; 89,408 and 19,762 shares issued; 89,313 and 19,762 shares outstanding at December 31, 2013 and December 31, 2012, respectively	893	198
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 15,294,578 and 5,288,444 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	152,945	52,885
Additional paid in capital	177,824,720	59,412,744
Accumulated deficit	(13,391,341)	(9,408,253)
Total stockholders' equity	164,587,217	50,057,574
Non-controlling interest	1,465,502	1
Total equity	166,052,719	50,057,575

Total liabilities and equity	$341,636,695	$123,291,930

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2013	2012	2011
Revenues:
Rental revenues	$16,887,410	$6,649,513	$4,510,116
Other property revenues	1,913,857	895,020	565,035
Interest income on loans and notes receivable	9,214,039	2,247,935	250,245
Interest income from related party	516,629	11,641	—

Total revenues	28,531,935	9,804,109	5,325,396

Operating expenses:
Property operating and maintenance	2,846,576	1,065,271	681,275
Property salary and benefits reimbursement to related party	1,865,174	718,806	486,652
Property management fees to related party	744,931	301,670	203,689
Real estate taxes	1,920,860	523,689	364,729
General and administrative	559,185	285,108	216,978
Equity compensation to directors and executives	1,191,637	1,251,216	238,152
Depreciation and amortization	13,299,934	2,718,521	5,750,678
Acquisition and pursuit costs	362,113	912	811,932
Acquisition fees to related party	1,167,053	—	868,500
Management fees to related party	1,983,999	822,723	505,441
Insurance, professional fees, and other expenses	945,847	551,634	792,025
Total operating expenses	26,887,309	8,239,550	10,920,051
Operating income (loss)	1,644,626	1,564,559	(5,594,655)

Interest expense	4,582,350	2,003,138	1,176,111
Net loss from continuing operations	(2,937,724)	(438,579)	(6,770,766)

(Loss) income from discontinued operations	(1,267,768)	291,949	(1,724,658)
Net loss	(4,205,492)	(146,630)	(8,495,424)
Consolidated net loss attributable to non-controlling interests	222,404	—	—

Net loss attributable to the Company	(3,983,088)	(146,630)	(8,495,424)
Dividends declared to preferred stockholders	(3,963,146)	(450,806)	—
Deemed non-cash dividend to holders of Series B Preferred Stock	(7,028,557)	—	—
Earnings attributable to unvested restricted stock	(18,139)	(17,094)	(9,750)

Net loss attributable to common stockholders	$(14,992,930)	$(614,530)	$(8,505,174)

Net loss per share of Common Stock, basic and diluted:
From continuing operations	$(1.45)	$(0.18)	$(1.77)
From discontinued operations	(0.14)	0.06	(0.45)
Net loss per share	$(1.59)	$(0.12)	$(2.22)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	9,456,228	5,172,260	3,822,303

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2011, 2012 and 2013

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity (Deficit)	Non Controlling Interest	Total Equity (Deficit)

Balance at December 31, 2010	$—	$366	$109,632	$(766,199)	$(656,201)	$1	$(656,200)
Issuance of warrant to purchase Common Stock	—	—	462,330	—	462,330	—	462,330
Proceeds from sale of Common Stock	—	51,074	51,022,536	—	51,073,610	—	51,073,610
Equity compensation to executives and directors	—	53	238,099	—	238,152	—	238,152
Syndication and offering costs	—	—	(6,064,489)	—	(6,064,489)	—	(6,064,489)
Net loss	—	—	—	(8,495,424)	(8,495,424)	—	(8,495,424)
Dividends to common stockholders ($0.375 per share)	—	—	(1,940,078)	—	(1,940,078)	—	(1,940,078)
Balance at December 31, 2011	—	51,493	43,828,030	(9,261,623)	34,617,900	1	34,617,901
Equity compensation to directors and executives	—	60	1,251,156	—	1,251,216	—	1,251,216
Issuance of Units	198	—	19,734,442	—	19,734,640	—	19,734,640
Syndication and offering costs	—	—	(2,096,773)	—	(2,096,773)	—	(2,096,773)
Vesting of restricted stock	—	260	(260)	—	—	—	—
Conversion of Class B OP Units to Common Stock	—	1,072	(1,072)	—	—	—	—
Net loss	—	—	—	(146,630)	(146,630)	—	(146,630)
Dividends to series A preferred stockholders ($5.00
per share per month)	—	—	(450,806)	—	(450,806)	—	(450,806)
Dividends to common stockholders ($0.545 per share)	—	—	(2,851,973)	—	(2,851,973)	—	(2,851,973)
Balance at December 31, 2012	198	52,885	59,412,744	(9,408,253)	50,057,574	1	50,057,575
Issuance of Units	695	—	68,644,568	—	68,645,263	—	68,645,263
Syndication and Offering Costs	—	—	(11,979,453)	—	(11,979,453)	—	(11,979,453)
Equity compensation to directors and executives	—	54	1,191,583	—	1,191,637	—	1,191,637
Vesting of restricted stock	—	330	(330)	—	—	—	—
Vesting of Class B OP Units and conversion to
Class A OP Units	—	—	(520,837)	—	(520,837)	520,837	—
Conversion of Class A OP Units to Common Stock	—	61	40,935	—	40,996	(40,996)	—
Current period amortization of Class B OP Units:
Vested	—	—	(28,203)	—	(28,203)	28,203	—
Unvested	—	—	(859,901)	—	(859,901)	859,901	—
Conversion of Series B Preferred Stock to Common	—	57,143	39,942,857	—	40,000,000	—	40,000,000
Issuance of Common Stock	—	42,472	32,873,305	—	32,915,777	—	32,915,777
Net loss	—	—	—	(3,983,088)	(3,983,088)	(222,404)	(4,205,492)
Reallocation adjustment to non-controlling interests	—	—	(384,688)	—	(384,688)	384,688	—
Distributions to non-controlling interests	—	—	—	—	—	(64,728)	(64,728)
Dividends to series A preferred stockholders ($5.00
per share per month)	—	—	(3,272,670)	—	(3,272,670)	—	(3,272,670)
Dividends to series B preferred stockholders	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.605 per share)	—	—	(6,544,714)	—	(6,544,714)	—	(6,544,714)

Balance at December 31, 2013	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(4,205,492)	$(146,630)	$(8,495,424)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	7,844,423	3,590,693	2,698,305
Amortization expense	7,405,707	4,605	5,540,139
Amortization of below market leases	(368,433)	—	—
Deferred fee income amortization	(440,837)	(87,596)	(8,887)
Deferred loan cost amortization	712,642	194,012	64,479
Change in accrued interest income on real estate loans	(2,850,845)	(718,901)	—
Equity compensation to executives and directors	1,191,637	1,251,216	238,152
Deferred cable income amortization	(10,935)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in tenant receivables and other assets	(375,738)	(59,238)	(17,484)
(Decrease) increase in accounts payable and accrued expenses	(346,221)	(57,884)	340,844
Increase in accrued interest payable	50,734	25,944	161,020
Increase in prepaid rents	96,577	158,456	238
(Decrease) increase in security deposits and other liabilities	(17,149)	24,264	6,578
Net cash provided by operating activities	8,686,070	4,178,941	527,960

Investing activities:
Investment in real estate loans	(86,401,588)	(29,072,112)	(6,000,000)
Notes receivable issued	(14,587,092)	(3,530,544)	—
Notes receivable repaid	2,661,809	1,080,544	—
Draw on line of credit by related party	(9,097,522)	(1,534,589)	—
Repayments of line of credit by related party	4,308,310	554,016	—
Acquisition fees received on real estate loans	2,272,460	580,814	134,333
Acquisition fees paid on real estate loans	(1,136,230)	(307,450)	(60,000)
Refund of deposit on real estate investment	—	—	150,000
Acquisition of properties	(34,173,631)	—	(87,449,341)
Additions to real estate assets - improvements	(1,341,777)	(334,401)	(458,272)
(Increase) decrease in restricted cash	(230,473)	27,114	(1,631)
Net cash used in investing activities	(137,725,734)	(32,536,608)	(93,684,911)

Financing activities:
Proceeds from mortgage notes payable	59,045,000	—	55,637,000
Payment for mortgage extinguishment	(56,594,389)	—	—
Payments for mortgage loan costs	(1,719,030)	(420,279)	(616,139)
Proceeds from lines of credit	88,184,149	16,763,853	434,102
Payments on lines of credit	(73,595,345)	(1,962,656)	(1,440,000)
Payments on note to related party	—	—	(465,050)
Proceeds from sales of Series B Preferred Stock, net of offering costs	36,959,366	—	—
Proceeds from sales of Common Stock	30,737,306	—	46,117,663
Proceeds from sales of Units, net of offering costs	63,213,966	17,830,828	—
Common Stock dividends paid	(4,864,633)	(2,727,272)	(1,293,162)
Preferred stock dividends paid	(3,611,351)	(370,938)	—
Distributions to non-controlling interests	(47,610)	—	—
Payments for deferred offering costs	(2,460,843)	(2,330,380)	(691,718)
Net cash provided by financing activities	135,246,586	26,783,156	97,682,696

Net increase (decrease) in cash and cash equivalents	6,206,922	(1,574,511)	4,525,745
Cash and cash equivalents, beginning of period	2,973,509	4,548,020	22,275
Cash and cash equivalents, end of period	$9,180,431	$2,973,509	$4,548,020

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

	Year ended December 31,
	2013	2012	2011
Supplemental cash flow information:
Cash paid for interest	$4,110,780	$2,335,033	$1,287,240

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$67,201	$27,891	$32,486
Dividends payable - common	$2,451,697	$771,616	$646,916
Dividends payable - preferred	$431,663	$79,868	$—
Deemed non-cash dividend to holders of Series B Preferred Stock	$7,028,557	$—	$—
Partnership distributions payable to non-controlling interests	$17,118	$—	$—
Accrued deferred offering costs	$399,141	$585,635	$701,899
Deferred offering costs reclassed to equity	$438,315	$67,346	$—
Receivable from third party for offering costs	$—	$234,679	$—
Other net non-cash property assets acquired	$—	$—	$599,341
Mortgage loans assumed on acquisitions	$82,428,389	$—	$—
Mezzanine loan balances applied to purchase of properties	$12,419,446	$—	$—
Fair value of issuances of equity compensation	$1,165,100	$821,647	$781,109
Non cash settlement of loans	$450,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

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

On February 22, 2011, the Company effected a change in the designation of its issued and outstanding and authorized but unissued shares of Class A Common Stock, $0.01 par value per share, to shares of common stock, par value $0.01 per share, or Common Stock, and effected a change of each of its issued and outstanding shares of Class B Common Stock, $0.01 par value per share, into one issued and outstanding share of Common Stock, all pursuant to an amendment to the Company's charter. The consolidated statement of stockholders' equity for the twelve-month period ended December 31, 2011 has been retroactively restated to reflect this change.

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

The Company completed its initial public offering, or the IPO, on April 5, 2011. The IPO resulted in the sale of 4.5 million shares of Common Stock at a price per share of $10.00, generating gross proceeds of $45.0 million. The aggregate proceeds to the Company, net of underwriters' discounts and commissions and other offering costs, were approximately $39.8 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, or the Securities Act, the Company sold 500,000 shares of its Common Stock to the Williams Opportunity Fund, LLC, or WOF, at the public offering price of $10.00 per share, for gross proceeds to the Company of $5.0 million. Aggregated estimated offering expenses in connection with the private placement were approximately $297,700. WOF is an affiliate of the Company and its Manager.

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

As of December 31, 2013, the Company, pursuant to direction from its investment committee, had entered into an exclusive marketing agreement with an outside third party to market the combined phases of its Trail Creek multifamily community for sale. The community qualifies for held for sale classification and its financial results have been retroactively restated into (Loss) income from discontinued operations on the consolidated statements of operations for the twelve-month periods ended December 31, 2013, 2012 and 2011. Similarly, the assets of the Trail Creek disposal group have been reclassified into property held for sale on the Company's consolidated balance sheets as of December 31, 2013 and 2012.

The consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company controls the Operating Partnership through its sole general partner interest and has conducted substantially all of its business through the Operating Partnership.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

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

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings and improvements is estimated by formal appraisals, observed comparable sales transactions and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives. Intangible assets include the values of in-place leases and customer relationships. In-place lease values are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The values of customer relationships are estimated by calculating the product of the avoided hypothetical lost revenue and the average renewal probability and are amortized to operating expense over the average remaining historical period of residency, plus an estimate of the average expected renewal period. The above-market or below-market lease values are estimated by multiplying the ratio of the average contract rent to the average market rent by the total average remaining lease revenue of the community. Any such results, if material, are recorded as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases. Acquired intangible assets have no residual value.

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

Loans and Notes Held for Investment

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
December 31, 2013

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

Deferred Offering Costs

Deferred offering costs represent costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of units, consisting of one share of Series A Redeemable Preferred Stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a bimonthly basis in variable amounts. Such offering is referred to herein as the Primary Series A Offering, pursuant to our registration statement on Form S-11 (File No. 333-176604), as may be amended from time to time. Deferred offering costs related to the Primary Series A Offering, Follow-On Offering, and Shelf Offering are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units issued to the maximum number of Units that are expected to be issued.

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

Redeemable Preferred Stock

Shares of the Series A Preferred Stock issued pursuant to the Primary Series A Offering and the Follow-On Offering (as further described in Note 5) are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of Series A Preferred Stock in either Common Stock or cash at its option. Therefore, the Company records the Series A Preferred Stock as a component of permanent stockholders’ equity.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with guidance provided by ASC 505, Equity-Based Payments to Non-Employees and ASC 718, Stock Compensation. We calculate the fair value of equity compensation instruments at the date of grant based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. We also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s). We record the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant.

Acquisition Costs

The Company expenses property acquisition costs as incurred, which include costs such as due diligence, legal, certain accounting, environmental and consulting, when the acquisition constitutes a business combination. The Company capitalizes these costs for transactions deemed to be asset acquisitions.

Capitalization and Depreciation

The Company capitalizes replacements of furniture, fixtures and equipment, as well as carpet, appliances, air conditioning units, certain common area items and other assets. Significant repair and renovation costs that improve the usefulness or extend the useful life of the properties are also capitalized. These assets are then depreciated on a straight-line basis over their estimated useful lives, as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

•Buildings                    30 - 40 years
•Furniture, fixtures & equipment            5 - 10 years
•Improvements to buildings and land        5 - 10 years

Operating expenses related to unit turnover costs, such as carpet cleaning, mini-blind replacements and minor repairs are expensed as incurred.

Discontinued Operations

The Company evaluates disposal groups for which it will have no continuing involvement, nor receipt of cash flows post-disposal for presentation in the consolidated financial statements according to criteria provided by ASC 360-10-45-9. If the disposal group meets the criteria necessary for held for sale classification, the assets and liabilities to be transferred upon sale or disposal are summarized into single line items entitled property held for sale on the consolidated balance sheets, and the results of operations are reclassified into a single line entitled gain/loss from discontinued operations on the consolidated statements of operations. Previous periods are similarly reclassified for comparability.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Net income or loss attributable to common stockholders is calculated by deducting dividends due to preferred stockholders, including deemed non-cash dividends emanating from beneficial conversion features within convertible preferred stock, as well as nonforfeitable dividends due to holders of unvested restricted stock, which are participating securities under the two-class method of calculating earnings per share. Diluted earnings (loss) per share is computed by dividing earnings or net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the effect of dilutive securities such as share grants or warrants. No adjustment is made for potential Common Stock equivalents that are anti-dilutive during the period.

3. Real Estate Assets
The Company's real estate assets consisted of six multifamily communities with 1,929 total units and three multifamily communities with 765 total units at December 31, 2013 and 2012, respectively. The acquired second phases of our Trail Creek and Summit

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

Crossing communities (described below) are managed in combination with the initial phases of these communities, both of which were acquired in April 2011 and are therefore considered single properties.

On January 23, 2013, the Company completed the acquisition of 100% of the membership interests of the following three entities from Williams Multifamily Acquisition Fund, LP, a Delaware limited partnership, or WMAF, an entity whose properties were also managed by Preferred Residential Management LLC.

•
Ashford Park REIT, Inc., the fee-simple owner of a 408-unit multifamily community located in Atlanta, Georgia, or Ashford Park, for a total purchase price of approximately $39.6 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs.

•
Lake Cameron REIT, Inc., the fee-simple owner of a 328-unit multifamily community located in Raleigh, North Carolina, or Lake Cameron, for a total purchase price of approximately $30.5 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs.

•
McNeil Ranch REIT, Inc., the fee-simple owner of a 192-unit multifamily community located in Austin, Texas, or McNeil Ranch, for a total purchase price of approximately $21.0 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs.

The purchase price for each of these three properties was established by the 95% unaffiliated third party equity investor in WMAF, pursuant to terms of the WMAF partnership agreement.

On June 25, 2013, the Company acquired a 96-unit townhome-style multifamily community adjacent to our Trail Creek community in Hampton, Virginia, or Trail II, for a total purchase price of $18.1 million, which approximated the fair value of the net assets acquired. The Company was credited for a capital improvements reserve in the amount of $250,000 as part of the transaction. The construction of Trail II was partially financed by a $6.0 million mezzanine loan held by the Company, which was applied to the purchase at the closing of the property acquisition. The Company also received an exit fee for accrued interest of $283,062 in conjunction with the settlement of the mezzanine loan.

On December 31, 2013 the Company acquired a 140-unit multifamily community adjacent to our Summit Crossing community in Atlanta, Georgia, or Summit II, for a total purchase price of $19.9 million, which approximated the fair value of the net assets acquired. The construction of Summit II was partially financed by a $6.1 million mezzanine loan held by the Company, which was applied to the purchase at the closing of the property acquisition. The Company also received an exit fee for accrued interest of approximately $605,000 in conjunction with the settlement of the mezzanine loan.

The Company allocated the purchase prices of the five properties acquired during 2013 to the acquired assets and liabilities based upon their fair values, as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

	Ashford Park	Lake Cameron	McNeil Ranch
Land	$10,600,000	$4,000,000	$2,100,000
Buildings and improvements	23,067,264	21,248,442	15,962,582
Furniture, fixtures and equipment	3,226,260	3,195,131	1,593,637
In-place leases	2,445,317	1,787,929	1,414,373
Customer relationships	375,859	313,498	161,903
Restricted cash	405,437	110,019	528,659
Prepaids, reserves and other assets	67,642	41,609	36,153
Security deposit liabilities	(57,825)	(57,606)	(60,931)
Intangible liabilities	(164,700)	—	(112,495)
Accounts payable, accrued expenses and other
liabilities	(363,226)	(138,950)	(650,350)

Net assets acquired	$39,602,028	$30,500,072	$20,973,531

Cash paid	$902,028	$13,000,072	$7,745,142
Mortgage assumed	38,700,000	17,500,000	13,228,389

Total consideration	$39,602,028	$30,500,072	$20,973,531

	Trail II	Summit II
Land	$1,548,000	$3,220,000
Buildings and Improvements	13,386,080	13,123,020
Furniture, fixtures and equipment	1,968,402	2,729,081
In-place leases	908,286	722,463
Customer relationships	129,316	65,046
Restricted cash	250,000	—
Prepaids, reserves and other assets	—	85,818
Security deposit liabilities	(14,833)	(27,141)
Accounts payable, accrued expenses and other liabilities	(14,506)	(26,799)
Below market leases	(106,398)	—

Net assets acquired	$18,054,347	$19,891,488

Cash paid	$11,737,928	$788,461
Mortgage assumed	—	13,000,000	(1)
Mezzanine loan balances applied	6,316,419	6,103,027

Total consideration	$18,054,347	$19,891,488

(1) The assumed mortgage note matures on June 10, 2014. See notes 9 and 16 for more details.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

On December 4, 2013, pursuant to the approval of the investment committee of the board of directors, the Company entered into an exclusive marketing agreement with an outside firm to market for sale the combined phases of its Trail Creek multifamily community (Trail I and Trail II). The operating results of the community are classified as held for sale and are included in the line entitled (Loss) income from discontinued operations on the consolidated statements of operations and are reported within the Company's multifamily communities segment. Effective on December 4, 2013, the Company ceased recording depreciation on the communities. The following is a summary of (Loss) income from discontinued operations:

	Twelve months ended December 31,
	2013	2012	2011
Property revenues	$3,601,556	$2,687,126	$1,825,308
Property expenses	(1,408,789)	(1,016,859)	(723,731)
Interest expense	(1,510,338)	(501,541)	(338,470)
Depreciation and amortization	(1,950,197)	(876,777)	(2,487,765)
(Loss) income from discontinued operations	$(1,267,768)	$291,949	$(1,724,658)

The Company recorded depreciation and amortization of tangible and intangible assets, excluding such charges for the combined Trail Creek multifamily community, as follows:

	Twelve months ended December 31,
	2013	2012	2011
Depreciation:
Buildings and improvements	$3,248,600	$1,162,512	$809,160
Furniture, fixtures, and equipment	3,488,814	1,551,403	1,149,544
	6,737,414	2,713,915	1,958,704
Amortization:
Acquired intangible assets	6,557,759	—	3,788,902
Website development costs	4,761	4,606	3,072
Total depreciation and amortization	$13,299,934	$2,718,521	$5,750,678

The Company's intangible asset activity was:

	As of December 31, 2013
	Value of customer relationships	Value of leases in place	Above/below market leases	Total

Gross asset	$1,588,277	$12,272,781	$(383,593)	$13,477,465
Less: accumulated amortization	(1,457,248)	(11,480,767)	368,433	(12,569,582)
Net asset balance	$131,029	$792,014	$(15,160)	$907,883

	As of December 31, 2012
Gross asset	$542,655	$4,994,412	$—	$5,537,067
Less: accumulated amortization	(542,655)	(4,994,412)	—	(5,537,067)
Net asset balance	$—	$—	$—	$—

The unamortized balance of intangible assets will be amortized within the next twelve months.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

4.     Real Estate Loans, Notes Receivable, and Line of Credit

At December 31, 2013, the Company's portfolio of real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party	Current / deferred interest % per annum
		(1)

	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	12,153,000	$28,400,000	8 / 6
	Madison - Rome		Rome, GA (2)	11/13/2012	9/20/2015	N/A	5,360,042	$11,500,000	8 / 6
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6
	Crosstown Walk		Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6
	Haven West		Carrollton, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Starkville		Starkville, MS (5) (6)	8/21/2013	5/31/2014	N/A	1,730,000	N/A	8 / 0
	Newtown		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA (7)	11/18/2013	8/18/2014	N/A	16,026,525	N/A	8 / 2
	Manassas		Northern VA (8)	12/23/2013	3/31/2014	N/A	10,707,000	N/A	8 / 5
	Irvine		Irvine, CA(9)	12/18/2013	5/31/2014	N/A	16,250,000	N/A	8.5 / 4.3

							$129,788,604

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "Crosstown Walk" - Iris Crosstown Partners LLC; "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; "Newtown" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Manassas" - Oxford Palisades Apartments, LLC; and "Irvine" - 360 Irvine, LLC.

(2)
Madison-Rome is a mezzanine loan for an 88,351 square foot (unaudited) retail development project. On October 16, 2013, the anchor tenant obtained a certificate of occupancy and took possession of approximately 54,340 (unaudited) square feet of space.

(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Planned 568 bed student housing community.
(5)	Bridge loan in support of a planned 168-unit, 536-bed student housing community.
(6)	See Note 6 - Related Party Transactions.
(7)	Bridge loan of up to approximately $16.0 million to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community in Atlanta, Georgia.
(8)	Bridge loan of up to approximately $10.7 million to partially finance the acquisition of land and predevelopment costs for a 304-unit multifamily community in Northern Virginia.
(9)	Bridge loan of up to approximately $16.3 million to partially finance the acquisition of land and predevelopment costs for a 280-unit multifamily community in Irvine, California.
The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Starkville, Encore, Manassas and Irvine loans are also collateralized by the acquired land. The Haven West loan is additionally collateralized by an assignment by the developer of security interests in an unrelated project. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.
Management monitors the level of credit quality for each of the Company's mezzanine real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions as may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories.

	As of December 31, 2013				Carrying amount
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	As of December 31,
Project/Property					2013	2012

Summit II	$—	$—	$—	$—	$—	$6,103,027
Trail II	—	—	—	—	—	6,000,000
City Park	10,000,000	200,000	100,000	(71,983)	9,928,017	6,029,684
City Vista	12,153,000	243,040	121,520	(89,061)	12,063,939	7,262,343
Madison - Rome	5,360,042	107,201	53,600	(37,272)	5,322,770	5,063,760
Lely	11,489,748	254,265	127,133	(87,376)	11,402,372	—
Crosstown Walk	10,044,642	219,240	109,620	(47,397)	9,997,245	4,647,383
Overton	14,616,160	332,079	166,040	(128,982)	14,487,178	—
Haven West	5,637,738	138,816	69,408	(55,720)	5,582,018	—
Starkville	1,590,600	34,600	17,300	(7,850)	1,582,750	—
Newtown	7,658,214	197,320	98,660	(85,516)	7,572,698	—
Encore	7,847,281	320,531	160,265	(130,860)	7,716,421	—
Manassas	10,707,000	214,140	107,070	(97,151)	10,609,849	—
Irvine	14,472,032	298,634	149,317	(139,374)	14,332,658	—

	$111,576,457	$2,559,866	$1,279,933	$(978,542)	$110,597,915	$35,106,197
The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its mezzanine loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion (unaudited)
Project/Property	Begin	End

City Park	11/1/2015	3/31/2016	$30,945,845	284
City Vista	2/1/2016	5/31/2016	$43,560,271	272
Lely	4/1/2016	8/30/2016	$43,500,000	308
Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342
Overton	7/8/2016	12/8/2016	$51,500,000	294
Haven West	8/1/2016	1/31/2017	$26,138,466	160
Newtown	2/1/2016	9/15/2016	$44,266,000	247
			$279,564,855	1,907

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

Notes Receivable

At December 31, 2013, our portfolio of notes and line of credit receivable consisted of:

Borrower	Type of instrument	Date of loan	Maturity date	Total loan commitments	Amount drawn	Interest rate

360 Residential, LLC	Bridge loan	3/20/2013	12/31/2014	$2,000,000	$7,974	8%	(1)
TPKG 13th Street Development, LLC	Land acquisition loan	5/3/2013	3/17/2014	7,400,000	7,265,204	8%	(2)
Preferred Capital Marketing Services, LLC	Promissory note	1/24/2013	1/23/2015	1,500,000	1,500,000	10%
Riverview Associates, Ltd.	Promissory note	12/17/2012	12/16/2014	1,300,000	1,300,000	8%	(3)
Pecunia Management, LLC	Subordinated loan	11/16/2013	11/15/2014	200,000	200,000	10%
Oxford Contracting LLC	Promissory note	8/27/2013	4/30/2017	1,500,000	1,475,000	8%	(4)
Preferred Apartment Advisors, LLC	Revolving credit line	8/21/2012	12/31/2015	6,000,000	5,358,227	8%	(5)
				$19,900,000	$17,106,405

(1) Amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan, which include an additional 6% deferred interest, are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) Note pays current interest at 8% per annum, plus an additional interest amount necessary to provide the Company with a 14% cumulative simple rate of return through August 31, 2013, scaling upward to 20% per annum on January 1, 2014 and thereafter. The amounts payable under the terms of the loan are collateralized by a pledge of 100% of the membership interests of the project entity. The loan was amended on December 20, 2013, to increase the amount of the loan to $7.4 million and to extend the maturity date to March 17, 2014. The note is collateralized by a pledge of 100% of the membership interests of the project as well as by a first mortgage on the property.

(3) The amounts payable under the terms of the loan are collateralized by an assignment of project documents and guaranties of payment and performance by the principal of the borrower.
(4) The amount due under the loan is collateralized by a personal guaranty of repayment by the principal of the borrower.
(5) The amounts payable under the credit line are collateralized by an assignment of the Manager's rights to fees due under the third amended and restated management agreement between the Company and the Manager. See Note 17 for details regarding an increase in the amount of the line and an extension of the maturity date.

On July 26, 2013, the amount owed to the Company by Pecunia Management, LLC under the terms of the Company's $1.5 million loan to Pecunia Management, LLC which closed on January 24, 2013 was transferred by a novation to Preferred Capital Marketing Services, LLC, a Georgia limited liability company, or PCMS, which will be performing certain marketing and distribution services for IAA related to our capital raising efforts. PCMS is 100% owned by NELL Partners, Inc., a related party. On November 16, 2013, the Company settled a note receivable from IAA of $450,000 by withholding dealer manager fees of that amount which were due to IAA for services provided in conjunction with the Company's capital-raising efforts.
The Company recorded interest income and other revenue from these instruments as follows:

	Twelve months ended December 31,
	2013	2012	2011
Real estate loans:
Current interest payments	$4,711,773	$1,349,603	$241,358
Additional accrued interest	3,288,982	718,955	—
Deferred loan fee revenue	343,218	83,195	8,887

Total real estate loan revenue	8,343,973	2,151,753	250,245
Interest income on notes and lines of credit	1,386,695	107,823	—
Total interest income	$9,730,668	$2,259,576	$250,245

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a variable interest entity, or VIE, which would necessitate consolidation of the project. The Company considers the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing the Company is contributing to the overall project cost, decision making rights or control held by the Company, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation would be required.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on its mezzanine loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2013 of approximately $111.6 million. The maximum aggregate amount of loans to be funded as of December 31, 2013 was approximately $129.8 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Park, City Vista, Newtown and Manassas real estate loans and the promissory note to Oxford Properties, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $52.0 million (with a total commitment amount of $55.7 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of December 31, 2013.

The borrowers and guarantors behind the Crosstown Walk, City Park, City Vista, Newtown and Manassas real estate loans and the promissory note to Oxford Properties, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment for the twelve-month periods ended December 31, 2013 and 2012 of approximately $5.4 million and $2.0 million, respectively.

5. Redeemable Preferred Stock
On November 18, 2011, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (File No. 333-176604) for our offering of up to a maximum of 150,000 Units, with each Unit consisting of one share of the Company's Preferred Stock and one Warrant to purchase 20 shares of our Common Stock. Such offering is referred to as the Primary Series A Offering and is offered by the dealer manager on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to the Company's Common Stock in liquidation and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issue subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. The Primary Series

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

A Offering expired on December 31, 2013 and resulted in the termination of 60,687 Units available for future issuance under that offering.
On August 16, 2012, the Company filed a registration statement on Form S-11 (File No. 333-183355) for a follow-on offering of an additional 900,000 Units, or Follow-On Offering, which was declared effective by the SEC on October 11, 2013. The terms of the Follow-On Offering and features of the Units are substantially the same as the Primary Series A Offering.

As of December 31, 2013, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees and other registration fees, totaled approximately $8.3 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $5.65 million. As of December 31, 2013, the Company had issued 89,408 Units and collected net proceeds of approximately $81.0 million from the Primary Series A Offering after commissions. The number of Units issued was approximately 9.0% of the maximum of 989,408 Units available to be issued under the combined Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 9.0% of the approximate $5.65 million deferred to date, or approximately $510,000 as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $5.3 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at December 31, 2013.  The remainder of current deferred offering costs related to the Primary Series A Offering and future deferred offering costs related to the Follow-On Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units available to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offering. During the twelve-month period ended December 31, 2013, the Company redeemed for cash 95 shares of Series A Preferred Stock due to the death of the holder of the shares.

On January 17, 2013, the Company issued 40,000 shares of its Series B Preferred Stock at a purchase price of $1,000 per share through a private placement transaction. The net proceeds totaled approximately $37.0 million after commissions. On May 9, 2013, the common stockholders approved the issuance of Common Stock upon the conversion of the Series B Preferred Stock. As a result of such approval, the Series B Preferred Stock was converted into 5,714,274 shares of Common Stock on May 16, 2013.
The conversion price of the Series B Preferred Stock created a deemed non-cash beneficial conversion feature, or BCF, as a result of the conversion price being less than the market price of the Common Stock on January 16, 2013. The BCF of approximately $7.0 million was recorded when the Series B Preferred Stock became mandatorily convertible in May 2013. As required by ASC 480, the BCF was recorded as a deemed distribution to the holders upon conversion, with a corresponding increase in additional paid-in capital, with no net effect on total stockholders' equity. The deemed distribution was also recorded as a deemed non-cash preferred dividend in the Company's earnings per share calculations, and due to the Company's deficit position of retained earnings, the deemed non-cash dividend was also recorded as a reduction of additional paid-in capital.
On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $134,000 as of December 31, 2013. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered. During November 2013, we sold approximately 4.2 million shares of Common Stock and collected net proceeds of approximately $30.7 million, or 16.5% of the total amount of securities available for issuance under the Shelf Registration Statement. A total of approximately $22,000 of deferred offering costs related to this issuance was recorded as a reduction of stockholders' equity.
6. Related Party Transactions
John A. Williams, the Company's Chief Executive Officer and Chairman of the Board and Leonard A. Silverstein, the Company's President and Chief Operating Officer and a member of the Board, are also executive officers and directors of NELL Partners, Inc., which controls the Manager. Mr. Williams is the Chief Executive Officer and Chairman and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

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
December 31, 2013

The third amended and restated management agreement, or Management Agreement, between the Company and its Manager entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Twelve months ended December 31,
Type of Compensation	Basis of Compensation During each Period	2013	2012	2011

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$2,303,283	$307,450	$928,500
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	1,347,415	576,147	362,427
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	883,016	410,046	276,358
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	636,584	246,576	143,014

		$5,170,298	$1,540,219	$1,710,299

The Company’s Manager utilizes certain personnel of its affiliates to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager has requested reimbursement of $346,200, $214,056 and $203,762 for the twelve-month periods ended December 31, 2013, 2012 and 2011, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West and Starkville real estate loans are supported in part by guaranties of repayment and performance by John A. Williams, Jr., a principal of the borrowers and a related party according to GAAP, as our Chief Executive Officer's son.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, as follows:

•	Disposition fees - Based on the lesser of (A) one-half of the commission that would be reasonable and customary; and (B) 1% of the sale price of the asset

•	Construction, development and landscaping fees - Customary and competitive market rates in light of the size, type and location of the asset

•
Special limited partnership interest in the Operating Partnership - distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of an asset and prior operations that are remaining after the payment of (i) the capital and expenses allocable to all realized investments (including the sold asset) and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Preferred Stock have been paid in full

The Company did not incur any of these other potential fees during the twelve-month periods ended December 31, 2013, 2012, or 2011. See Note 17 where the Management Agreement was amended effective January 1, 2014, in order to modify the disposition fee and special limited partner interest calculation.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

7. Dividends

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

2013			2012
Declaration date	Number of shares	Dividends declared	Declaration date	Number of shares	Dividends declared

January 24, 2013	19,732	$107,551	N/A	—	$—
February 7, 2013	23,094	119,885	N/A	—	—
February 7, 2013	25,755	132,603	N/A	—	—
April 20, 2013	41,492	220,874	April 13, 2012	2,155	11,486
May 20, 2013	48,098	247,597	May 10, 2012	4,985	25,406
June 27, 2013	53,749	276,946	June 22, 2012	8,441	42,793
July 19, 2013	59,121	302,532	July 22, 2012	10,682	50,878
August 23, 2013	63,359	322,368	August 2, 2012	11,491	54,119
September 24, 2013	68,198	348,376	September 18, 2012	12,178	58,062
October 22, 2013	71,935	363,354	October 20, 2012	13,102	61,553
November 22, 2013	78,273	398,978	November 1, 2012	15,326	66,641
December 20, 2013	84,012	431,606	December 20, 2012	19,762	79,868

		$3,272,670			$450,806

In addition, the Company declared on February 7, 2013 and paid a cash dividend on its Series B Preferred Stock at the same rate and frequency as those dividends declared on the Common Stock, equal to 5,714,274 as-converted shares of Common Stock, in an aggregate amount of $690,476.

The Company's dividend activity on its Common Stock was:

2013				2012
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 28, 2013	5,323,605	$0.145	$771,923	March 30, 2012	5,178,315	$0.13	$673,181
June 26, 2013	11,066,895	0.15	1,660,034	June 29, 2012	5,211,362	0.13	677,477
September 16, 2013	11,073,731	0.15	1,661,060	September 28, 2012	5,212,139	0.14	729,699
December 16, 2013	15,323,106	0.16	2,451,697	December 31, 2012	5,321,490	0.145	771,616

Total		$0.605	$6,544,714			$0.545	$2,851,973

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At December 31, 2013, the Company had 106,988 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock. On February 7, 2013, the Operating Partnership declared cash distributions to its Class A unitholders totaling $15,513, which were paid on April 25, 2013. On May 9, 2013, the Operating Partnership declared cash distributions to its Class A OP Unitholders totaling $16,048, which were paid on July 31, 2013. On August 8, 2013, the Operating Partnership declared cash distributions to its Class A OP Unitholders totaling $16,048, which were paid on October 29, 2013. On November 7, 2013, the Operating Partnership declared cash distributions to its Class A OP Unitholders totaling $17,118, which were paid on January 24, 2014.

For U. S. Federal income tax purposes, dividends may be characterized as ordinary income, capital gains, or a return of capital to the common stockholder or preferred stockholder. For the twelve-month period ended December 31, 2011, Common Stock dividend income was 100% return of capital. For the twelve-month period ended December 31, 2012, Common Stock dividend income was 91.6% return of capital and 8.4% ordinary income and dividends on the Company's Series A Preferred Stock was 100%

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

ordinary income. For the twelve-month period ended December 31, 2013, Common Stock dividend income was 100% return of capital and dividends on the Company's Series A Preferred Stock was 70.2% ordinary income and 29.8% return of capital.

8. Equity Compensation
Stock Incentive Plan
On February 25, 2011, the Company’s board of directors adopted, and the Company’s stockholders approved, the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan, as amended, or the 2011 Plan, to incentivize, compensate and retain eligible employees, consultants and non-employee directors. A maximum of 1,317,500 shares of Common Stock may be issued under the 2011 Plan. Awards may be made in the form of issuances of Common Stock, restricted stock, stock appreciation rights, performance shares, incentive stock options, non-qualified stock options, or other forms. Eligibility for receipt of, amounts, and all terms governing awards pursuant to the 2011 Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by the Compensation Committee of the Company’s board of directors.

Equity compensation expense by award type for the Company was:

	Equity compensation expense recognized			Unamortized Expense as of December 31,
	for the twelve-month periods ended December 31,
	2013	2012	2011	2013

Quarterly board member committee fee grants	$46,089	$42,060	$41,550	$—
Class B Unit awards:
Executive officers - 2011	—	476,981	3,561	—
Executive officers - 2012	2,580	477,434	—	—
Executive officers - 2013	859,901	—	—	2,318
Vice chairman of board of directors	25,623	15,374	—	—
Restricted stock grants:
2011	—	66,867	193,041	—
2012	86,250	172,500	—	—
2013	171,194	—	—	85,598

Total	$1,191,637	$1,251,216	$238,152	$87,916

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

On May 10, 2012, the Company granted a total of 33,046 shares of restricted Common Stock to its non-employee board members, in payment of their annual retainer fees. The per-share fair value was $7.83 and total compensation cost in the amount of $258,750 was recognized on a straight-line basis over the period ending on the first anniversary of the grant date. All 33,046 shares vested on May 9, 2013.

On May 9, 2013, the Company granted a total of 29,016 shares of restricted Common Stock to its non-employee board members, in payment of their annual retainer fees. The per-share fair value was $8.85 and total compensation cost in the amount of $256,792 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date or the next annual meeting of the Company's stockholders. All 29,016 unvested shares were outstanding at December 31, 2013.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant.

Grant date	Number of shares	Fair value per share	Total fair value
5/5/2011	1,872	$9.62	$18,009
8/4/2011	1,500	$7.99	11,985
11/9/2011	1,926	$6.00	11,556
	5,298		$41,550

2/2/2012	2,988	$6.12	$18,287
8/2/2012	780	$7.88	6,146
11/1/2012	2,187	$8.06	17,627
	5,955		$42,060

2/7/2013	2,115	$8.59	$18,168
8/8/2013	708	$8.45	5,983
11/7/2013	2,178	$8.28	18,034
12/26/2013	488	$8.00	3,904
	5,489		$46,089

Class B OP Units

On December 30, 2011, pursuant to its Third Amended and Restated Agreement of Limited Partnership of the Partnership, the Company granted 107,164 Class B OP Units, representing ownership interests in the Operating Partnership, to certain of its executive officers as compensation for service in 2011. On January 3, 2012, the Company granted 106,988 Class B OP Units for service to be rendered during 2012. On January 2, 2013, the Company granted 142,046 Class B OP Units for service to be rendered during 2013.

The Class B OP Units become vested at the Initial Valuation Date, or Vested Class B OP Units, which is one year from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested Class B OP Units become earned, or Earned Class B OP Units, and automatically convert into Class A OP Units of the Operating Partnership, which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock on a one-to-one basis at the option of the holder. Vested Class B OP Units may become Earned Class B OP Units on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested Class B OP Units that do not become Earned Class B OP Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B OP Units become Earned Class B OP Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B OP Units to qualify to become fully Earned Class B OP Units.

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
December 31, 2013

automatically converted to Class A OP Units in the Operating Partnership. On August 16, 2013, the participant elected to convert the Class A OP Units to 6,128 shares of Common Stock.

Because of the market condition vesting requirement that determines the transition of the Vested Class B OP Units to Earned Class B OP Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On December 30, 2012, the 2011 Class B OP Unit awards became fully vested and earned, and a total of 107,164 Class B OP Units automatically converted to Class A OP Units of the Operating Partnership on that date. On December 31, 2012, all Class A OP Unit holders elected to convert their Class A OP Units into Common Stock. On January 3, 2013, the 106,988 outstanding Class B OP Units for 2012 became fully vested and earned and automatically converted to Class A OP Units of the Operating Partnership. All unvested 2013 Class B OP Units were outstanding at December 31, 2013.

The underlying valuation assumptions and results for the Class B OP Unit awards were:

Grant dates	1/2/2013	8/15/2012	1/3/2012	12/30/2011
Stock price	$7.88	$8.30	$6.05	$5.98
Dividend yield	7.36%	6.75%	8.6%	8.7%
Expected volatility	32.10%	31.35%	35.23%	35.29%
Risk-free interest rate	2.91%	2.72%	2.83%	2.73%

Derived service period (years)	1.0	1.0	1.0	1.0

Number of Units granted	142,046	6,128	106,988	107,164
Calculated fair value per Unit, assuming:
50% vesting	$—	$6.69	$4.50	$4.49
100% vesting	$6.07	$6.68	$4.47	$4.46

Total fair value of Units	$862,219	$40,996	$479,841	$479,559
Target market threshold increase	$1,150,000	$50,000	$650,000	$650,000

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

The risk-free rate assumptions were obtained from the Federal Reserve yield table and were calculated as the interpolated rate between the 20 and 30 year yield percentages on U. S. Treasury securities on the grant dates.

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
December 31, 2013

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

The expected dividend yield assumption was derived from the Company’s gross IPO price per share of $10.00 and its then projected future quarterly dividend payments of $0.125 per share.

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

9. Indebtedness

Mortgage Notes Payable

The Company partially financed the acquisition of the McNeil Ranch, Lake Cameron and Ashford Park multifamily communities with new non-recourse mortgage notes collateralized only by the associated real estate assets for each community with no cross-collateralization of any other properties. For each of these three properties, monthly interest only payments are due for the period of March 1, 2013 to February 1, 2018. Beginning on March 1, 2018, the loans will require monthly payments of accrued interest and principal based on a 30-year amortization period. All remaining indebtedness, including all interest and principal, is due by February 1, 2020.

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

In conjunction with the acquisition of Summit II, on December 31, 2013, the Company assumed the original variable rate mortgage of $13.0 million, which requires monthly interest payments at the one-month LIBOR rate plus 2.50% per annum.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

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

	Acquisition/	Principal balance as of December 31,					Carrying amount of collateralized assets at December 31, 2013
	refinancing date	2013	2012	Maturity date	Interest rate

Trail Creek	4/29/2011	$—	$15,275,000	5/1/2018	1 month LIBOR +	2.8%	$36,451,522
Trail II	6/25/2013	28,109,000	N/A	7/1/2020	Fixed	4.22%	—	(1)
Stone Rise	4/15/2011	19,500,000	19,500,000	5/1/2018	1 month LIBOR+	2.77%	25,597,773
Summit Crossing	4/21/2011	20,862,000	20,862,000	5/1/2018	Fixed	4.71%	46,645,312
Summit II	12/31/2013	13,000,000	N/A	6/10/2014	1 month LIBOR+	2.5%	—	(1)
Ashford Park	1/24/2013	25,626,000	N/A	2/1/2020	Fixed	3.13%	35,797,130
McNeil Ranch	1/24/2013	13,646,000	N/A	2/1/2020	Fixed	3.13%	18,817,328
Lake Cameron	1/24/2013	19,773,000	N/A	2/1/2020	Fixed	3.13%	27,006,673

Total		$140,516,000	$55,637,000				$190,315,738

(1)Following the acquisition of Trail II and Summit II, the Company has managed and reported the two phases of the respective properties on a combined basis.
The Company paid loan origination costs to secure the Ashford Park, McNeil Ranch and Lake Cameron mortgages of $907,477, and $493,314 for the refinancing of the combined Trail Creek community. At December 31, 2013, the Company assumed the existing mortgage on its acquisition of the Summit II multifamily community.
Credit Facility
On August 31, 2012, the Company and the Operating Partnership entered into a credit agreement with Key Bank National Association, or Key Bank, to obtain a $15.0 million senior secured revolving credit facility, or the Credit Facility. The permitted uses of the Credit Facility are to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrued interest at a variable rate of the one month London Interbank Offered Rate, or LIBOR, plus 500 basis points, as well as a commitment fee on the average daily unused portion of the Credit Facility of 0.50% per annum. On April 4, 2013, the Company expanded its total aggregate borrowing limit on its Credit Facility from $15.0 million to $30.0 million, extended the maturity date to April 4, 2014 and reduced the spread over LIBOR from 500 basis points to 450 basis points. The Company paid fees and expenses totaling approximately $200,000 to effect these changes. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. On December 5, 2013, the Company again amended the Credit Facility by expanding its total aggregate borrowing limit to $40.0 million, extended the maturity date to December 5, 2014 and reduced the spread over LIBOR from 450 basis points to 400 basis points. The Company paid fees and expenses of $106,675 to effect these changes.
Borrowings under the Credit Facility are collateralized by, among other things, pledges of 100% of the ownership of each of the Company's current and future mezzanine loan subsidiaries, and 49% of the ownership of each of its current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 95% of AFFO for the trailing rolling four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense. As of December 31, 2013, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		40.2%
Net worth	$163,583,500	(2)	$166,052,719
Debt yield	Minimum 8.25%		9.1%
Payout ratio	Maximum 95%	(3)	88%
Total leverage ratio	Maximum 65%		48.4%
Debt service coverage ratio	Minimum 1.50x		3.46x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $160 million, plus 75% of the net proceeds of any equity offering, which totaled $3,583,500 as of December 31, 2013.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended December 31, 2013, the maximum dividends and distributions allowed under this covenant was $11,419,659.

Loan fees and closing costs for the establishment of the Credit Facility totaled $323,918, which were being amortized over the life of the loan. Amortization expense related to these costs was $188,952. On April 4, 2013, and again on December 5, 2013, the dates of subsequent amendment of the Credit Facility, we incurred additional closing costs which totaled $313,130. These remaining costs will be amortized over the period of April 4, 2013 through December 5, 2014, the new maturity date of the Credit Facility. The weighted average interest rate for the Credit Facility was 4.7% for the twelve-month period ended December 31, 2013. The Credit Facility also bears a commitment fee on the average daily unused portion of the Credit Facility of 0.40% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty.

LIBOR was 0.17% on December 31, 2013. Based upon this current rate, the Company’s estimated future principal payments due on its debt instruments as of December 31, 2013 were:

Period	Future principal payments
2014	$42,798,343
2015	729,415
2016	753,056
2017	786,296
2018	38,672,207
thereafter	86,166,682

Total	$169,905,999
Interest expense, including amortization of deferred loan costs and excluding interest expense for Trail Creek was:

	Twelve months ended December 31,
	2013	2012	2011

Stone Rise	$616,141	$627,628	$444,026
Summit Crossing	1,023,708	1,024,750	715,339
Ashford Park	818,423	—	—
McNeil Ranch	450,885	—	—
Lake Cameron	631,669	—	—

	3,540,826	1,652,378	1,159,365
Revolving credit facility	1,041,524	350,760	16,746
Interest expense	$4,582,350	$2,003,138	$1,176,111
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year beginning January 1, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the

Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate for the periods ended December 31, 2013, 2012 and 2011.

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

Financing - consists of the Company's investment portfolio of mezzanine loans, bridge loans and other instruments deployed by the Company to partially finance the development, construction and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

The CODM monitors net operating income, or NOI, on a segment and a consolidated basis as a key performance measure for its operating segments. NOI is defined as rental and other property revenue from real estate assets plus interest income from its loan portfolio less total property operating and maintenance expenses, property management fees, real estate taxes, property insurance and general and administrative expenses. The CODM uses NOI as a measure of operating performance because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs, acquisition expenses and other expenses generally incurred at the corporate level.  NOI differs from AFFO, which the Company used to report segment results through December 31, 2012, in that NOI reflects operating performance of the Company's business operations. AFFO is a measure of liquidity and cash-generating performance. Beginning in the first quarter of 2013, the CODM changed the metric it uses to monitor performance and allocate resources from AFFO to NOI, which the CODM believes is a better gauge of operating performance. As AFFO and NOI are not comparable metrics, there is no relevant reconciliation between NOI to the AFFO reported in prior year comparable periods.

The following tables present the Company's assets, revenues and NOI results by reportable segment, as well as a reconciliation from NOI to net loss. The assets attributable to 'Other' primarily consist of  deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels. Assets, revenues and segment NOI results for the Trail Creek community are excluded from the multifamily communities segment.

	December 31, 2013	December 31, 2012

Assets:
Multifamily communities, excluding assets held for sale	$160,040,838	$56,720,712
Assets held for sale	36,327,459	20,572,210
Multifamily communities	196,368,297	77,292,922
Financing	131,079,309	39,222,062
Other	14,189,089	6,776,946
Consolidated assets	$341,636,695	$123,291,930

Total capitalized expenditures of $1,318,061 and $394,724 were recorded for the twelve months ended December 31, 2013 and 2012, respectively, and and depreciation and amortization expense shown in the table below were wholly attributable to the multifamily communities segment. Interest expense shown in the table below was attributable to the multifamily communities segment, except for $1,041,524, $350,760 and $16,747, which were amounts attributable to the financing segment for the twelve months ended December 31, 2013 2012 and 2011, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

	Twelve months ended December 31,
	2013	2012	2011
Revenues

Multifamily communities, including discontinued operations	$22,402,823	$10,231,659	$6,900,458
Less: revenues from discontinued operations	(3,601,556)	(2,687,126)	(1,825,308)
Multifamily communities	18,801,267	7,544,533	5,075,150
Financing	9,730,668	2,259,576	250,246

Consolidated revenues	$28,531,935	$9,804,109	$5,325,396

Segment net operating income (Segment NOI)

Multifamily communities, including discontinued operations	$12,972,052	$6,345,851	$4,262,755
Less: NOI from discontinued operations	(2,192,768)	(1,670,265)	(1,101,579)
Multifamily communities	10,779,284	4,675,586	3,161,176
Financing	9,730,668	2,259,576	250,245

Consolidated segment net operating income	20,509,952	6,935,162	3,411,421

Interest expense	4,582,350	2,003,138	1,176,111
Depreciation and amortization	13,299,934	2,718,521	5,750,678
Insurance and professional fees	705,430	506,438	548,071
Management fees	1,983,999	822,723	505,441
Acquisition costs	1,529,166	912	1,680,432
Equity compensation to directors and executives	1,191,637	1,251,216	238,152
Other	155,160	70,793	283,302

Net loss from continuing operations	$(2,937,724)	$(438,579)	$(6,770,766)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

13. Loss Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of loss per share of Common Stock:

	Twelve months ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(4,205,492)	$(146,630)	$(8,495,424)
Consolidated net loss attributable
to non-controlling interests	222,404	—	—

Net loss attributable to the Company	(3,983,088)	(146,630)	(8,495,424)

Dividends to preferred stockholders (A)	(3,963,146)	(450,806)	—
Deemed non-cash dividend to holders of Series B preferred stock	(7,028,557)	—	—
Earnings attributable to unvested restricted stock (B)	(18,139)	(17,094)	(9,750)

Net loss attributable to common stockholders	$(14,992,930)	$(614,530)	$(8,505,174)

Denominator:
Weighted average number of shares of Common Stock - basic	9,456,228	5,172,260	3,822,303
Effect of dilutive securities: (C)
Unvested restricted stock	—	—	—
Warrants	—	—	—
Class A and B OP Units	—	—	—
Weighted average number of shares of Common Stock - diluted	9,456,228	5,172,260	3,822,303

Net loss per share of Common Stock, basic and diluted:
From continuing operations	$(1.45)	$(0.18)	$(1.77)
From discontinued operations	(0.14)	0.06	(0.45)
Available to Common Stockholders	$(1.59)	$(0.12)	$(2.22)

(A) The Company’s outstanding issuances totaling 89,313 shares of Preferred Stock which accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's unvested restricted stock awards (29,016, 33,046 and 26,000 shares of Common Stock at December 31, 2013, 2012 and December 31, 2011, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company has incurred net losses to date, the dividends declared for the twelve-month periods ended December 31, 2013, 2012 and 2011 are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from the unvested restricted stock awards described above, 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company on March 31, 2011, warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 1,788,160 shares of Common Stock, 106,988 Class A OP Units of the Operating Partnership, and a total of 142,046 unvested Class B OP Units issued on January 3, 2013 were excluded from the diluted shares calculation because the effect was antidilutive.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

14. Selected Quarterly Financial Data (unaudited)

Quarterly financial information was as follows:

	Three months ended:
	3/31/2013	6/30/2013	9/30/2013	12/31/2013

Revenues (1)	$5,335,581	$6,953,470	$7,613,979	$8,628,905
Operating (loss) income (1)	$(2,257,470)	$(891,961)	$1,563,885	$3,230,172
Net (loss) income from continuing operations (1)	$(3,277,338)	$(1,992,541)	$346,075	$1,986,080
Income (loss) from discontinued operations (1)	$91,509	$(629,679)	$(376,089)	$(353,509)
Net (loss) income	$(3,185,829)	$(2,622,220)	$(30,014)	$1,632,571
Net (loss) income attributable to common stockholders	$(4,179,650)	$(10,363,876)	$(879,697)	$430,293

Net (loss) income per share of Common Stock available to Common Stockholders:
Basic	$(0.79)	$(1.26)	$(0.08)	$0.03
Diluted	$(0.79)	$(1.26)	$(0.08)	$0.03
Weighted average shares outstanding:
Basic	5,289,690	8,198,340	11,041,359	13,191,276
Diluted	5,289,690	8,198,340	11,041,359	13,362,338

Total revenues previously reported in Form 10-Q	$5,990,959	$7,668,708	$8,752,275

Total revenues subsequently reclassified to discontinued operations	(655,378)	(715,238)	(1,138,296)

Total revenues reported in Form 10-K	$5,335,581	$6,953,470	$7,613,979	$8,628,905

Operating (loss) income previously reported in Form 10-Q	$(2,043,894)	$(775,054)	$1,508,553

Operating income subsequently reclassified to discontinued operations	213,576	116,907	(55,332)

Operating (loss) income reported in Form 10-K	$(2,257,470)	$(891,961)	$1,563,885	$3,230,172

Net (loss) income from continuing operations previously reported in Form 10-Q	$(3,185,829)	$(2,622,220)	$(30,014)

Net income from continuing operations subsequently reclassified to
discontinued operations	91,509	(629,679)	(376,089)

Net (loss) income from continuing operations reported in Form 10-K	$(3,277,338)	$(1,992,541)	$346,075	$1,986,080

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

	Three months ended:
	3/31/2012	6/30/2012	9/30/2012	12/31/2012

Revenues (1)	$1,956,576	$2,203,592	$2,565,813	$3,078,128
Operating (loss) income (1)	$(98,968)	$111,561	$523,405	$1,028,561
Net (loss) income from continuing operations (1)	$(511,239)	$(299,312)	$34,149	$337,823
Income from discontinued operations (1)	$34,602	$64,723	$114,772	$77,852
Net (loss) income	$(476,637)	$(234,589)	$148,921	$415,675
Net (loss) income attributable to common stockholders	$(477,356)	$(313,554)	$(26,442)	$202,822
Net (loss) income per share of Common Stock available to Common Stockholders:
Basic	$(0.09)	$(0.06)	$(0.01)	$0.04
Diluted	$(0.09)	$(0.06)	$—	$0.04
Weighted average shares outstanding:
Basic	5,151,164	5,177,170	5,178,822	5,181,708
Diluted	5,389,063	5,410,206	5,428,752	5,320,962

Total revenues previously reported in Form 10-Q	$2,634,901	$2,860,981	$3,243,251

Total revenues subsequently reclassified to discontinued operations	(678,325)	(657,389)	(677,438)

Total revenues reported in Form 10-K	$1,956,576	$2,203,592	$2,565,813	$3,078,128

Operating income previously reported in Form 10-Q	$61,438	$300,993	$764,221

Operating income subsequently reclassified to discontinued operations	160,406	189,432	240,816

Operating (loss) income reported in Form 10-K	$(98,968)	$111,561	$523,405	$1,028,561

Net (loss) income from continuing operations previously reported in Form 10-Q	$(476,637)	$(234,589)	$148,921

Net income from continuing operations subsequently reclassified to discontinued operations	34,602	64,723	114,772

Net (loss) income from continuing operations reported in Form 10-K	$(511,239)	$(299,312)	$34,149	$337,823

(1) Operating results for the combined phases of the Trail Creek community have been reclassified into income from discontinued operations for all periods presented.

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results, assuming the acquisitions of Trail II, McNeil Ranch, Lake Cameron and Ashford Park were hypothetically completed on January 1, 2011 and the Company's acquisition of Summit II was hypothetically completed on February 1, 2013, which was the year in which Summit II was completed and commenced business operations, were:

	Twelve months ended December 31,
	2013	2012	2011
Pro forma:
Revenues	$33,983,320	$23,217,895	$17,031,215

Net income (loss)	$1,839,032	$(2,131,564)	$(18,106,030)

Net income (loss) attributable to the Company	$1,973,524	$(2,131,564)	$(18,106,030)

Net (loss) income attributable to
common stockholders	$(9,036,318)	$(2,599,464)	$(18,106,030)

Net (loss) income per share of Common Stock
attributable to common stockholders, basic
and diluted	$(0.96)	$(0.50)	$(3.73)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	9,456,228	5,172,260	4,859,408

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

Adjustments for non-recurring charges were recorded to reflect the pro-forma acquisition fees payable to the Manager on January 1, 2011 and January 1, 2013, respectively. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2011 (February 1, 2013 for Summit II), nor should they be interpreted as expectations of future results.

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

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable. Accrued interest included in the carrying values of the Company's real estate loans was approximately $3.1 million and $719,000 at December 31, 2013 and 2012, respectively.

	As of December 31, 2013
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$113,718,233	$119,152,117	$—	$—	$119,152,117
Notes receivable	11,748,178	11,748,178	—	—	11,748,178
Line of Credit receivable	5,358,227	5,358,227	—	—	5,358,227
	$130,824,638	$136,258,522	$—	$—	$136,258,522
Financial Liabilities:
Mortgage notes payable	$140,516,000	$137,116,549	$—	$—	$137,116,549
Revolving credit facility	29,390,000	29,390,000	—	—	29,390,000
	$169,906,000	$166,506,549	$—	$—	$166,506,549
(1) Includes our Irvine loan of $14,332,658, for which the Company elected to account for utilizing the fair value option on a recurring basis.

	As of December 31, 2012
			Fair value measurements using fair value hierarchy
	Carrying value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$35,548,448	$37,646,753	$—	$—	$37,646,753
Notes receivable	2,450,000	2,450,000	—	—	2,450,000
Line of Credit receivable	936,827	936,827	—	—	936,827
	$38,935,275	$41,033,580	$—	$—	$41,033,580
Financial Liabilities:
Mortgage notes payable	$55,637,000	$57,012,876	$—	$—	$57,012,876
Revolving credit facility	14,801,197	14,801,197	—	—	14,801,197
	$70,438,197	$71,814,073	$—	$—	$71,814,073

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2013

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at December 31, 2013, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects. At the date of the Irvine loan, the Company elected the fair value option as the carrying amount of the loan. The significant unobservable input into this level 3 fair value assessment classification includes a remote possibility of realization of the $2.0 million exit fee. Because the interest rate of the loan approximated market rates for similar loans, and due to the short term nature of the loan, the Company determined that the face amount of the loan approximated its fair market value.

The fair value of the Company’s variable rate mortgage on Stone Rise is believed to approximate its carrying value, as long as market interest rates remain below the level of the interest rate cap in place on this note. The fair value of the Company’s assumed variable rate mortgage on Summit II is believed to approximate its carrying value due to its maturity date of June 10, 2014. The fair values of the fixed rate mortgages on the Company’s other properties were developed using market quotes of the fixed rate yield index and spread for seven year notes as of the reporting date. Consideration is taken of the current margin rates and spreads relative to the interest rate caps in performing this analysis. The present value of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

17. Subsequent Events

On January 1, 2014, the Company granted 2,178 shares of restricted Common Stock to a new independent board member, as payment of his annual retainer fees, prorated for the period of January 1, 2014 to May 8, 2014, the vesting date. The fair value per share was $8.04 per share and compensation cost in the amount of $17,511 is to be recognized on a straight-line basis over the period of service described above.

On January 2, 2014, the Company had reached approximately 92.6% of the benchmark market capitalization goal set as the vesting hurdle for its Class B OP Unit grants made to certain members of senior management for service provided during 2013. Of the 142,046 Class B OP Units granted on January 2, 2013, 131,464 vested and automatically converted to Class A OP Units.

On January 2, 2014, the Company awarded 239,556 Class B OP Units to its executive officers and other key personnel for service to be provided during 2014. The 2014 award carries vesting terms and features substantially similar to the Class B OP Units awarded for previous awards. The total compensation cost was calculated to be $1,422,963 and will be recognized on a straight-line basis over the one year period from the grant date to the initial valuation date on January 2, 2015.
On January 10, 2014, the Company's conflicts committee approved the Fourth Amended and Restated Management Agreement among the Company, our Operating Partnership and our Manager, effective as of January 1, 2014.

On February 6, 2014, the Company declared a dividend on its Common Stock of $0.16 per share, payable on April 15, 2014 to all stockholders of record as of March 14, 2014.
On February 6, 2014, the Company granted 2,241 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $8.00, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $17,928 was recorded in full at the grant date.
On February 10, 2014, the Company increased its revolving line of credit to its Manager from $6.0 million to $9.5 million, and extended the maturity date to December 31, 2016.

On February 12, 2014, The Company acquired a 66,000 square foot (unaudited) retail asset in Woodstock, Georgia, for approximately $5.7 million.

On February 28, 2014, we entered into an At-the-Market sales agreement with an independent third party to allow the Company to sell up to $100 million of Common Stock under the Shelf Registration Statement.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2013

			Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
Location (MSA)	Description	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives - Years

Philadelphia, PA	Apartments	$19,500,000	$6,950,000	$21,456,450	$210,779	$6,950,000	$21,667,229	$—	$28,617,229	$(3,019,456)	11/2008	4/15/2011	5 - 40
Atlanta, GA	Apartments	20,862,000	3,450,000	27,704,648	303,718	3,450,000	28,008,366	—	31,458,366	(3,885,154)	9/2007	4/21/2011	5 - 40
Atlanta, GA	Apartments	13,000,000	3,220,000	15,852,100	(2)	3,220,000	15,852,100	(2)	19,072,100	(2)	5/2013	12/31/2013	5 - 40
Hampton, VA	Apartments	28,109,000	2,652,000	19,099,835	519,030	2,652,000	19,618,865	1,562	22,272,427	(2,723,386)	4/2007	4/29/2011	5 - 40
Hampton, VA	Apartments	(3)	1,548,000	15,354,481	(2)	1,548,000	15,354,481	(2)	16,902,481	(2)	8/2012	6/25/2013	5 - 40
Atlanta, GA	Apartments	25,626,000	10,600,000	26,293,524	667,773	10,600,000	26,961,297	21,591	37,582,888	(1,785,757)	1992	1/23/2013	5 - 30
Austin, TX	Apartments	13,646,000	2,100,000	17,556,219	213,514	2,100,000	17,769,733	—	19,869,733	(1,052,405)	1999	1/23/2013	5 - 30
Raleigh, NC	Apartments	19,773,000	4,000,000	24,443,573	198,292	4,000,000	24,641,865	32,072	28,673,937	(1,667,263)	1997	1/23/2013	5 - 30
		$140,516,000	$34,520,000	$167,760,830	$2,113,106	$34,520,000	$169,873,936	$55,225	$204,449,161	$(14,133,421)

(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $216.7 million at December 31, 2013.
(2) Acquisitions during the year are subsequent phases of properties previously purchased by the Company. Presentation for this Schedule shows those acquisitions broken out and subsequent activity, such as additional costs capitalized and depreciation taken is consolidated within original asset.

(3) When the Company acquired Trail Creek II in June of 2013, the original loan on Trail Creek of approximately $15.3 million was refinanced, along with additional financing for the Trail II acquisition.

A summary of activity for real estate investment and accumulated depreciation is as follows:
Real estate investments				2011	2012	2013
Balance at the beginning of the year				$—	$81,781,190	$82,110,956
Acquisitions				81,312,933	—	120,967,897
Improvements				400,380	326,743	1,318,105
Construction in progress				67,877	3,023	52,203
Balance at the end of the year				$81,781,190	$82,110,956	$204,449,161

Accumulated Depreciation
Balance at the beginning of the year				$—	$(2,698,305)	$(6,288,998)
Depreciation (a)				(2,698,305)	(3,590,693)	(7,844,423)
Balance at the end of the year				$(2,698,305)	$(6,288,998)	$(14,133,421)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Schedule IV
Preferred Apartment Communities, Inc.
Mortgage Loans on Real Estate
December 31, 2013

Description	Location (MSA)		Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens (2)	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Mezzanine construction loan on multifamily community	Tampa, FL	(1)	14%	11/1/2016	Fixed rate, interest only, 8% payable monthly, 6% accrued	$25,900,000	$10,044,642	$9,997,245	$—

Mezzanine construction loan on multifamily community	Pittsburgh, PA	(1)	14%	6/1/2016	Fixed rate, interest only, 8% payable monthly, 6% accrued	28,400,000	12,153,000	12,063,939	—

Mezzanine construction loan on multifamily community	Charlotte, NC	(1)	14%	9/5/2017	Fixed rate, interest only, 8% payable monthly, 6% accrued	18,600,000	10,000,000	9,928,017	—

Mezzanine construction loan on retail development project	Rome, GA		14%	9/20/2015	Fixed rate, interest only, 8% payable monthly, 6% accrued	11,500,000	5,360,042	5,322,770	—

Mezzanine construction loan on retail development project	Naples, FL	(1)	14%	2/28/2016	Fixed rate, interest only, 8% payable monthly, 6% accrued	25,000,000	11,489,748	11,402,372	—

Mezzanine construction loan on multifamily community	Atlanta, GA	(1)	14%	11/1/2016	Fixed rate, interest only, 8% payable monthly, 6% accrued	31,700,000	14,616,160	14,487,178	—

Mezzanine construction loan on student housing community	Carrolton, GA	(1)	14%	6/2/2016	Fixed rate, interest only, 8% payable monthly, 6% accrued	16,195,189	5,637,738	5,582,018	—

Land acquisition bridge loan on student housing community	Starkville, MS		8%	5/31/2014	Fixed rate, interest only, payable monthly	—	1,590,600	1,582,750	—

Mezzanine construction loan on multifamily community	Williamsburg, VA	(1)	14%	8/29/2018	Fixed rate, interest only, 8% payable monthly, 6% accrued	26,936,000	7,658,214	7,572,698	—

Land acquisition bridge loan on office building	Atlanta, GA		10%	8/18/2014	Fixed rate, interest only, 8% payable monthly, 2% accrued	—	7,847,281	7,716,421	—

Land acquisition bridge loan on multifamily community	Irvine, CA		12.8%	5/31/2014	Fixed rate, interest only, 8.5% payable monthly, 4.3% accrued	—	14,472,032	14,332,658	—

Land acquisition bridge loan on multifamily community	Northern VA		13%	3/31/2014	Fixed rate, interest only, 8% payable monthly, 5% accrued	—	10,707,000	10,609,849	—

						$184,231,189	$111,576,457	$110,597,915	$—

(1)
These loans include exclusive purchase option agreements which grant the Company an option (but not an obligation) to purchase the property during specific periods in the future. If the property is sold to, or refinanced by, a third party before the beginning of the associated option period, the Company will be entitled to receive an additional interest amount as described in note 4 to the Consolidated Financial Statements. There are no contingent events that are necessary to occur for the Company to realize the exit fees related to these loans.

(2)	Senior construction loans held by unrelated third parties.

Mortgage loans	2012	2013

Balance at beginning of year	$6,000,000	$35,106,197
Originations	29,106,197	88,385,483
Acquisition fees received on loans	—	(1,136,230)
Acquisition fees amortized in period	—	345,492
Settlements	—	(12,103,027)

Balance at end of year	$35,106,197	$110,597,915

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Reference	Description
3.1	(2)	Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(2)	Third Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(17)
Fifth Amended and Restated Partnership Agreement, effective as of January 1, 2014, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto

4.2	(8)	Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(13)	Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.4	(8)	Form of Subscription Agreement, included as Appendix B to the prospectus
4.5	(7)	Warrant to Purchase Common Stock issued to International Assets Advisory, LLC, dated March 31, 2011
4.6	(8)	Form of Global Warrant Certificate
4.7	(12)	Articles Supplementary for the Series B Preferred Stock
4.8	(18)	Articles Supplementary classifying additional shares of the Series A Redeemable Preferred Stock
4.9	(19)	Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.10	(28)	Form of Subscription Agreement
4.11	(1)	First Amendment to the Fifth Amended and Restated Partnership Agreement, dated as of March 14, 2014, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
10.1	(17)
Fourth Amended and Restated Management Agreement, effective as of January 1, 2014, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.2	(2)	The Company’s 2011 Stock Incentive Plan
10.3	(3)	Trademark License and Assignment Agreement dated September 17, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
10.4	(2)	Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.5	(4)	Form of Indemnification Agreement
10.6	(5)	Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of April 15, 2011, between Stone Rise Apartments, LLC and Jones Lang LaSalle, L.L.C.
10.7	(5)	Multifamily Note dated as of April 15, 2011, by Stone Rise Apartments, LLC in favor of Jones Lang LaSalle, L.L.C.
10.8	(6)	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement dated as of April 21, 2011, between PAC Summit Crossing, LLC and Prudential Multifamily Mortgage, Inc.
10.9	(6)	Multifamily Note dated as of April 21, 2011, by PAC Summit Crossing, LLC in favor of Prudential Multifamily Mortgage, Inc.
10.10	(9)	Subscription Escrow Agreement, between Preferred Apartment Communities, Inc. and UMB Bank, N.A.
10.11	(8)	First Amendment to Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.12	(10)	Form of Preferred Apartment Communities, Inc. 2012 Class B Unit Award Agreement
10.13	(20)	Form of Preferred Apartment Communities, Inc. 2013 Class B Unit Award Agreement
10.14	(21)	Form of Preferred Apartment Communities, Inc. 2014 Class B Unit Award Agreement

10.15	(13)	Intellectual Property Assignment and License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.16	(13)	Trademark License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.17	(13)	Trademark Assignment dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.18	(14)	Note in the amount of $6,103,027 dated as of May 7. 2012 by Oxford Summit II LLC to Summit Crossing Mezzanine Lending, LLC
10.19	(14)	Mezzanine Loan Agreement dated as of May 7, 2012 among Oxford Summit II LLC and Summit Crossing Mezzanine Lending, LLC
10.20	(14)	Purchase Option Agreement dated as of May 7, 2012 by and between Oxford Summit II LLC and Summit Crossing Mezzanine Lending, LLC
10.21	(15)
Credit Agreement dated as of August 31, 2012 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.22	(15)
Pledge and Security Agreement dated as of August 31, 2012 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., Trail Creek Mezzanine Lending, LLC, Summit Crossing Mezzanine Lending, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, City Park Mezzanine Lending, LLC and KeyBank National Association

10.23	(15)
Guaranty dated as of August 31, 2012 by each of Preferred Apartment Communities, Inc., Trail Creek Mezzanine Lending, LLC, Summit Crossing Mezzanine Lending, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, City Park Mezzanine Lending, LLC with KeyBank National Association

10.24	(15)	Buy-Sell Agreement dated as of August 31, 2012 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Trail)
10.25	(15)	Buy-Sell Agreement dated as of August 31, 2012 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Summit)
10.26	(15)	Buy-Sell Agreement dated as of August 31, 2012 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Rise)
10.27	(15)	Note in the amount of $12,153,000 dated as of August 31, 2012 issued by Oxford City Vista Apartments LLC to City Vista Mezzanine Lending, LLC
10.28	(15)	Mezzanine Loan Agreement dated as of August 31, 2012 among Oxford City Vista Apartments LLC and City Vista Mezzanine Lending, LLC
10.29	(15)	Purchase Option Agreement dated as of August 31, 2012 between Oxford City Vista Apartments LLC and City Vista Mezzanine Lending, LLC
10.30	(16)	Note in the amount of $10,000,000 dated as of September 6, 2012 issued by Oxford City Park Development LLC to City Park Mezzanine Lending, LLC
10.31	(16)	Mezzanine Loan Agreement dated as of September 6, 2012 among Oxford City Park Development LLC and City Park Mezzanine Lending, LLC
10.32	(16)	Purchase Option Agreement dated as of September 6, 2012 between Oxford City Park Development LLC and City Park Mezzanine Lending, LLC
10.33	(12)	Form of Securities Purchase Agreement, dated January 16, 2013, between Preferred Apartment Communities, Inc. and each of the Investors
10.34	(12)	Form of Registration Rights Agreement, dated January 16, 2013, between Preferred Apartment Communities, Inc. and each of the Investors
10.35	(12)	Promissory Note dated January 16, 2013, executed by J. Steven Emerson in favor of Preferred Apartment Communities, Inc.
10.36	(12)	Loss Sharing Agreement, dated January 16, 2013, among Wunderlich Securities, Inc., Compass Point Research & Trading, LLC, National Securities Corporation and Preferred Apartment Communities, Inc.
10.37	(12)	Option Exercise Notice relating to Ashford Park and McNeil Ranch, dated January 18, 2013
10.38	(12)	Option Exercise Notice relating to Lake Cameron, dated January 18, 2013
10.39	(12)
Form of Stock Transfer Agreement, dated January 18, 2013, among Preferred Apartment Communities Operating Partnership, L.P., Williams Multifamily Acquisition Fund, LP and Williams Multifamily Acquisition Fund GP, LLC

10.40	(12)	Excerpts from the Liquidation Agreement, dated January 18, 2013

10.41	(11)	Excerpts from the Liquidation Agreement, dated January 18, 2013
10.42	(11)	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of January 24, 2013, between Ashford Park LLC and Prudential Affordable Mortgage Company, LLC
10.43	(11)	Multifamily Note, dated as of January 24, 2013, by Ashford Park, LLC in favor of Prudential Affordable Mortgage Company, LLC
10.44	(11)	Multifamily Loan and Security Agreement, dated as of January 24, 2013, between Lake Cameron, LLC and Jones Lang LaSalle Operations, L.L.C.
10.45	(11)	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 24, 2013, between Lake Cameron, LLC and Jones Lang LaSalle Operations, L.L.C.
10.46	(11)	Multifamily Note, dated as of January 24, 2013, by Ashford Park, LLC in favor of Prudential Affordable Mortgage Company, LLC
10.47	(11)	Multifamily Loan and Security Agreement, dated as of January 24, 2013, between WAM McNeil Ranch, LLC and Jones Lang LaSalle Operations, L.L.C.
10.48	(11)	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 24, 2013, between WAM McNeil Ranch, LLC and Jones Lang LaSalle Operations, L.L.C.
10.49	(11)	Multifamily Note, dated as of January 24, 2013, by WAM McNeil Ranch, LLC in favor of Prudential Affordable Mortgage Company, LLC
10.50	(20)	Subscription Escrow Agreement with UMB Bank, N.A.
10.51	(22)	Second Amendment to 2011 Stock Incentive Plan
10.52	(23)	Note in the amount of $12,713,241.55 dated as of March 28, 2013 issued by Lely Apartments, LLC to Aster Lely Mezzanine Lending, LLC
10.53	(23)	Mezzanine Loan Agreement dated as of March 28, 2013 among Lely Apartments, LLC and Aster Lely Mezzanine Lending, LLC
10.54	(23)	Purchase Option Agreement dated as of March 28, 2013 between Lely Apartments, LLC and Aster Lely Mezzanine Lending, LLC
10.55	(24)
Modification Agreement dated as of April 4, 2013 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.56	(24)	Buy-Sell Agreement dated as of April 4, 2013 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Ashford)
10.57	(24)	Buy-Sell Agreement dated as of April 4, 2013 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (McNeil)
10.58	(24)	Buy-Sell Agreement dated as of April 4, 2013 between Preferred Apartment Communities Operating Partnership, L.P. and KeyBank National Association (Lake Cameron)
10.59	(25)	Note in the amount of $10,962,000 dated as of April 20, 2103 issued by Iris Crosstown Partners LLC to Iris Crosstown Mezzanine Lending, LLC
10.60	(25)	Mezzanine Loan Agreement dated as of April 30, 2013 among Iris Crosstown Partners LLC and Iris Crosstown Mezzanine Lending, LLC
10.61	(25)	Purchase Option Agreement dated as of April 30, 2013 between Iris Crosstown Apartments LLC and Iris Crosstown Mezzanine Lending, LLC
10.62	(26)	Purchase Agreement between Trail Creek Apartments, LLC and Oxford Hampton Partners LLC dated as of June 14, 2013
10.63	(27)	Multifamily Loan and Security Agreement dated as of June 25, 2013, between Trail Creek Apartments, LLC and KeyCorp Real Estate Capital Markets, Inc.
10.64	(27)	Multifamily Note dated as of June 25, 2013, issued by Trail Creek Apartments, LLC to KeyCorp Real Estate Capital Markets, Inc.
10.65	(29)
Second Modification Agreement dated as of December 5, 2013 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.66	(30)	At-the-Market Issuance Sales Agreement, dated February 28, 2014, by and between Preferred Apartment Communities, Inc. and MLV & Co. LLC
10.67	(31)	Purchase and Sale Agreement dated as of March 10, 2014 between Trail Creek Apartments, LLC and Optio, Inc.
12.1	(1)	Statement of Computation of Ratios
21	(1)	Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)	Consent of PricewaterhouseCoopers LLP
31.1	(1)	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)
XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2013, formatted in XBRL: (i) Consolidated balance sheets at December 31, 2013 and December 31, 2012, (ii) consolidated statements of operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

		(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 7, 2011
		(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 21, 2011
		(6)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 27, 2011
		(7)	Previously filed with the Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on September 1, 2011
(8)
Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on November 2, 2011

		(9)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 25, 2011
		(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012
		(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 28, 2013
		(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2013
		(13)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
		(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 11, 2012
		(15)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2012
		(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 11, 2012
		(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 10, 2014
		(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2013
		(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013
		(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 4, 2013
		(21)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2014
		(22)	Previously filed as Annex B to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on March 21, 2013
		(23)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 2, 2013
		(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2013

(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 6, 2013
(26)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 20, 2013
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 28, 2013
(28)
Previously filed with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-183355) filed by the Registrant with the Securities and Exchange Commission on October 4, 2013

(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 9, 2013
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2014
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 11, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 17, 2014	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: March 17, 2014	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Williams	Chief Executive Officer and Chairman of the Board	March 17, 2014
John A. Williams	(Principal Executive Officer)

/s/ Leonard A. Silverstein	President, Chief Operating Officer and Director	March 17, 2014
Leonard A. Silverstein

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 17, 2014
Michael J. Cronin	(Principal Accounting Officer and Principal Financial Officer)

/s/ William F. Leseman	Executive Vice President - Property Management	March 17, 2014
William F. Leseman

/s/ Steve Bartkowski	Director	March 17, 2014
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 17, 2014
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 17, 2014
Daniel M. DuPree

/s/ Howard A. McLure	Director	March 17, 2014
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 17, 2014
Timothy A. Peterson