Form 10-Q
period 2014-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2014-05-12
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 7, 2014 was 16,379,794.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
Assets

Real estate
Land	$32,070,576	$30,320,000
Building and improvements	120,626,673	116,716,766
Furniture, fixtures, and equipment	18,313,449	18,183,822
Construction in progress	101,263	53,663
Gross real estate	171,111,961	165,274,251
Less: accumulated depreciation	(13,304,013)	(11,410,035)
Net real estate	157,807,948	153,864,216
Property held for sale (net of accumulated depreciation of $2,723,386 and $2,723,386)	36,491,529	36,451,523
Real estate loans, net ($14,842,018 and $14,332,658 carried at fair value)	107,181,677	103,433,147
Real estate loans to related parties, net	8,081,532	7,164,768
Total real estate and real estate loans, net	309,562,686	300,913,654

Cash and cash equivalents	9,109,413	9,180,431
Restricted cash	2,442,610	2,064,819
Notes receivable	11,252,035	10,248,178
Note receivable from related party	1,500,000	1,500,000
Revolving line of credit to related party	7,794,718	5,358,227
Accrued interest receivable on real estate loans	4,258,841	3,286,660
Acquired intangible assets, net of amortization of $12,975,953 and $12,569,581	441,932	907,883
Deferred loan costs, net of amortization of $872,261 and $963,043	1,993,777	1,719,194
Deferred offering costs	6,077,441	5,255,636
Tenant receivables and other assets	901,469	1,202,013

Total assets	$355,334,922	$341,636,695

Liabilities and equity

Liabilities
Mortgage notes payable	$140,873,000	$140,516,000
Revolving credit facility	32,007,780	29,390,000
Accounts payable and accrued expenses	2,126,167	1,638,401
Accrued interest payable	348,016	443,099
Dividends and partnership distributions payable	2,988,176	2,900,478
Security deposits and other liabilities	847,044	695,998
Total liabilities	179,190,183	175,583,976

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 989,408 shares authorized;
101,581 and 89,408 shares issued; 101,486 and 89,313 shares
outstanding at March 31, 2014 and December 31, 2013, respectively	1,015	893
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 15,390,839 and
15,294,578 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	153,908	152,945
Additional paid in capital	185,511,627	177,824,720
Accumulated deficit	(10,634,358)	(13,391,341)
Total stockholders' equity	175,032,192	164,587,217
Non-controlling interest	1,112,547	1,465,502
Total equity	176,144,739	166,052,719

Total liabilities and equity	$355,334,922	$341,636,695

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Rental revenues	$4,889,463	$3,689,832
Other property revenues	567,194	333,820
Interest income on loans and notes receivable	4,293,442	1,295,080
Interest income from related party	432,307	16,850
Total revenues	10,182,406	5,335,582

Operating expenses:
Property operating and maintenance	785,503	528,822
Property salary and benefits reimbursement to related party	532,163	408,529
Property management fees to related party	218,020	160,666
Real estate taxes	541,128	390,255
General and administrative	173,867	108,036
Equity compensation to directors and executives	444,222	308,921
Depreciation and amortization	2,308,526	3,913,508
Acquisition and pursuit costs	188,031	198,611
Acquisition fees to related party	57,268	908,400
Management fees to related party	688,749	383,868
Insurance, professional fees and other expenses	365,321	288,095
Total operating expenses	6,302,798	7,597,711

Operating income (loss)	3,879,608	(2,262,129)
Interest expense	1,401,188	1,019,867

Net income (loss) from continuing operations	2,478,420	(3,281,996)
Income from discontinued operations	317,425	96,167
Net income (loss)	2,795,845	(3,185,829)
Consolidated net (income) loss attributable to non-controlling interests	(38,862)	61,486

Net income (loss) attributable to the Company	2,756,983	(3,124,343)

Dividends declared to preferred stockholders	(1,420,536)	(1,050,515)
Earnings attributable to unvested restricted stock	(4,678)	(4,792)

Net income (loss) attributable to common stockholders	$1,331,769	$(4,179,650)

Net income (loss) per share of Common Stock, basic:
From continuing operations	$0.07	$(0.81)
From discontinued operations	0.02	0.02
Available to Common Stockholders	$0.09	$(0.79)

Net income (loss) per share of Common Stock, diluted:
From continuing operations	$0.07	$(0.81)
From discontinued operations	0.02	0.02
Available to Common Stockholders	$0.09	$(0.79)

Dividends per share declared on Common Stock	$0.16	$0.145

Weighted average number of shares of Common Stock outstanding:
Basic	15,316,816	5,289,690
Diluted	15,562,608	5,289,690

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2014 and 2013
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2013	$198	$52,885	$59,412,744	$(9,408,253)	$50,057,574	$1	$50,057,575
Issuance of Units	217	—	20,840,428	—	20,840,645	—	20,840,645
Syndication and offering costs	—	—	(1,408,665)	—	(1,408,665)	—	(1,408,665)
Equity compensation to executives and directors	—	21	308,900	—	308,921	—	308,921
Vesting of Class B Units and conversion to Class A Units	—	—	(479,841)	—	(479,841)	479,841	—
Net loss	—	—	—	(3,124,343)	(3,124,343)	(61,486)	(3,185,829)
Distributions to non-controlling interests	—	—	—	—	—	(15,513)	(15,513)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(360,039)	—	(360,039)	—	(360,039)
Dividends to series B preferred stockholders
($17.26 per share)	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.145 per share)	—	—	(771,923)	—	(771,923)	—	(771,923)
Balance at March 31, 2013	$415	$52,906	$76,851,128	$(12,532,596)	$64,371,853	$402,843	$64,774,696

Balance at January 1, 2014	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719
Issuance of Units	122	—	12,157,658	—	12,157,780	—	12,157,780
Syndication and offering costs	—	—	(1,394,971)	—	(1,394,971)	—	(1,394,971)
Equity compensation to executives and directors	—	22	82,265	—	82,287	—	82,287
Conversion of Class A Units to Common Stock	—	941	504,540	—	505,481	(505,481)	—
Current period amortization of Class B OP Units	—	—	—	—	—	361,936	361,936
Net income	—	—	—	2,756,983	2,756,983	38,862	2,795,845
Reallocation adjustment to non-controlling interests	—	—	211,720	—	211,720	(211,720)	—
Distributions to non-controlling interests	—	—	—	—	—	(36,552)	(36,552)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(1,420,536)	—	(1,420,536)	—	(1,420,536)
Dividends to common stockholders ($0.16 per share)	—	—	(2,453,769)	—	(2,453,769)	—	(2,453,769)
Balance at March 31, 2014	$1,015	$153,908	$185,511,627	$(10,634,358)	$175,032,192	$1,112,547	$176,144,739

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$2,795,845	$(3,185,829)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	1,894,411	1,728,867
Amortization expense	414,115	2,383,436
Amortization of below market leases	(5,723)	(115,498)
Deferred fee income amortization	(308,608)	(37,031)
Deferred loan cost amortization	140,658	137,761
Change in accrued interest income on real estate loans	(972,181)	(443,362)
Equity compensation to executives and directors	444,222	308,921
Deferred cable income amortization	(2,734)	(2,733)
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables and other assets	307,425	(10,176)
Increase in accounts payable and accrued expenses	356,039	39,630
(Decrease) in accrued interest payable	(95,083)	(51,796)
(Decrease) increase in prepaid rents	(44,790)	184
Increase in security deposits and other liabilities	185,170	4,016
Net cash provided by operating activities	5,108,766	756,390

Investing activities:
Investments in real estate loans	(4,880,179)	(4,776,376)
Repayments of real estate loans	520,009	—
Notes receivable issued	(1,175,905)	(2,155,529)
Notes receivable repaid	164,743	456,665
Draws on line of credit by related party	(3,311,611)	(1,410,778)
Repayments of line of credit by related party	771,449	1,421,384
Acquisition fees received on real estate loans	21,576	308,348
Acquisition fees paid on real estate loans	(10,788)	(154,174)
Acquisition of properties	(5,701,393)	(21,647,242)
Additions to real estate assets - improvements	(299,765)	(103,482)
(Increase) decrease in restricted cash	(150,961)	77,006
Net cash used in investing activities	(14,052,825)	(27,984,178)

Financing activities:
Proceeds from mortgage notes payable	13,357,000	59,045,000
Payments for mortgage extinguishment	(13,000,000)	(69,428,389)
Payments for mortgage loan costs	(415,241)	(907,477)
Proceeds from lines of credit	3,700,001	12,943,000
Payments on lines of credit	(1,082,220)	(27,744,197)
Proceeds from sales of Series B Preferred Stock, net of offering costs	—	37,238,896
Proceeds from sales of Units, net of offering costs	10,954,492	19,983,826
Common Stock dividends paid	(2,451,697)	(771,616)
Series A preferred stock dividends paid	(1,354,344)	(307,304)
Distributions to non-controlling interests	(17,118)	—
Payments for deferred offering costs	(817,832)	(349,962)
Net cash provided by financing activities	8,873,041	29,701,777

Net (decrease) increase in cash and cash equivalents	(71,018)	2,473,989
Cash and cash equivalents, beginning of period	9,180,431	2,973,509
Cash and cash equivalents, end of period	$9,109,413	$5,447,498

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows (unaudited) - continued

	Three months ended March 31,
	2014	2013
Supplemental cash flow information:
Cash paid for interest	$1,165,447	$1,142,715

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$113,377	$131,463
Dividends payable - common	$2,453,769	$771,923
Dividends payable - preferred	$497,855	$823,079
Partnership distributions payable to non-controlling interest	$36,552	$15,513
Accrued and payable deferred offering costs	$478,671	$479,599
Reclass of offering costs from deferred asset to equity	$154,211	$85,220
Mortgage loans assumed on acquisitions	$—	$69,428,389

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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

The Company completed its initial public offering, or IPO, on April 5, 2011. As of March 31, 2014, the Company had 15,390,839 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned units in the Operating Partnership which represented a weighted-average ownership percentage of 98.61% for the three-month period ended March 31, 2014. The number of partnership units not owned by the Company totaled 144,432 at March 31, 2014 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partner interest and plans to conduct substantially all of its business through the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 17, 2014.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives. Intangible assets and liabilities for multifamily communities include the values of in-place leases, customer relationships, and above-market or below-market leases. In-place lease values are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The values of customer relationships are estimated by calculating the product of the avoided hypothetical lost revenue and the average renewal probability and are amortized to operating expense over the average remaining historical period of residency, plus an estimate of the average expected renewal period. The amounts of above-market or below-market lease values are developed by comparing the Company's estimate of the average market rent to the average contract rent of the leases in place at the property acquisition date any amount. This ratio is applied on a lease by lease basis to derive a total asset or liability amount for the property. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases, plus any below market renewal options. Acquired intangible assets have no residual value.

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

Loans and Notes Held for Investment

The Company carries its investments in real estate loans at amortized cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Recoveries of valuation allowances are only recognized in the event of maturity or a sale or disposition in an amount above carrying value. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans, net of deferred loan fee revenue. See the "Revenue Recognition" section of this Note for other loan-related policy disclosures required by ASC 310-10-50-6. Certain loans contain contingent exit fees, which are deemed to be embedded derivatives. The Company elects the fair value option for these loans and recognizes in earnings any material changes in fair value.

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
March 31, 2014
(Unaudited)

Deferred Loan Costs

Deferred loan costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness.

Deferred Offering Costs

Deferred offering costs represent direct costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of up to a maximum of 900,000 units, consisting of one share of Series A Redeemable Preferred Stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a bimonthly basis in variable amounts. Such offering is referred to herein as the Follow-on Offering, pursuant to our registration statement on Form S-3 (registration number 333-183355), as may be amended from time to time. Deferred offering costs related to the Follow-on Offering and Shelf Offering (as defined in note 5) are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units or value of shares issued to the maximum number of Units, or the value of shares, as applicable, that are expected to be issued.

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

Revenue Recognition

Rental revenue is recognized when earned from residents of the Company's multifamily communities, which is over the terms of rental agreements, typically of 13 months’ duration. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are not material. The Company evaluates the collectability of amounts due from residents and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements. The balance of amounts due from residents are generally deemed uncollectible 30 days beyond the due date, at which point they are fully reserved.

Rental revenue from tenants' operating leases in the Company's retail shopping center is recognized on a straight-line basis over the term of the lease regardless of when payments are due. The Company estimates the collectability of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.  Substantially all of the lease agreements with anchor tenants contain "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets as defined in their lease agreements. Substantially all lease agreements contain provisions for reimbursement of the tenants' share of real estate taxes, insurance and common area maintenance costs, or CAM, costs. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans using the effective interest method. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
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

Discontinued Operations

The Company evaluates all disposal groups for held-for-sale classification and for those disposal groups for which it will have no continuing involvement, nor receipt of cash flows post-disposal, for presentation in the consolidated financial statements according

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

to criteria provided by ASC 360-10-45-9. If the disposal group meets the criteria necessary for held for sale classification, the assets and liabilities to be transferred upon sale or disposal are summarized into single line items entitled property held for sale on the consolidated balance sheets, and the results of operations are reclassified into a single line entitled gain/loss from discontinued operations on the consolidated statements of operations. Previous periods are similarly reclassified for comparability.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Net income or loss attributable to common stockholders is calculated by deducting dividends due to preferred stockholders, as well as non-forfeitable dividends due to holders of unvested restricted stock, which are participating securities under the two-class method of calculating earnings per share. Diluted earnings (loss) per share is computed by dividing earnings or net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the effect of dilutive securities such as share grants or warrants. No adjustment is made for potential Common Stock equivalents that are anti-dilutive during the period.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity. Under this new guidance, a disposal of a component of an entity or a group of components of an entity shall only be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is to be applied prospectively for annual and interim periods beginning on or after December 31, 2014, with early adoption permitted. Early adoption is not permitted for assets that have previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for the Company’s Trail Creek multifamily community, which was reported as held for sale in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2013.

3. Real Estate Assets
The Company's real estate assets consisted of six multifamily communities with 1,929 total units at March 31, 2014 and six multifamily communities with 1,693 total units at March 31, 2013. The acquired second phases of our Trail Creek and Summit Crossing communities (described below) are managed in combination with the initial phases of these communities, both of which were acquired in April 2011 and are therefore considered single properties. At March 31, 2014, the combined phases of our Trail Creek communities, which is comprised of 300 units, was classified as held for sale.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

On February 12, 2014, the Company completed the acquisition of a 66,122 square foot retail shopping center in Woodstock, Georgia, or Woodstock Crossing, for $5,701,393, which approximated the fair value of the acquired assets.

The Company allocated the purchase price of Woodstock Crossing to the acquired assets and liabilities based upon their fair values, as follows:

Land	$1,750,576
Buildings and Improvements	3,760,654
Escrow fund for improvements	226,830
Tenant improvements	39,447
In-place leases	245,850
Above market leases	30,051
Leasing costs	123,731
Below market leases	(450,310)
Other liabilities	(25,436)

Net assets acquired	$5,701,393

The in-place leases, above market leases, legal fees and commissions, and below-market leases will be amortized over the remaining lease terms, which range from six months to ten years as of March 31, 2014. Woodstock Crossing contributed approximately $89,000 of revenue and $37,000 of net income to the Company's consolidated results for the three-month period ended March 31, 2014. See note 6 for details regarding the acquisition fee paid related to this transaction.

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

Amortization of acquired intangible assets for the three-month period ended March 31, 2013 related to the Ashford Park, McNeil Ranch and Lake Cameron communities commenced on January 23, 2013, the date of acquisition. The intangible assets were amortized over a period ranging from the average remaining lease term, which was approximately six to twelve months, to the average remaining lease term plus the average estimated renewal period.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

On December 4, 2013, pursuant to the approval of the investment committee of the board of directors, the Company entered into an exclusive marketing agreement with an outside firm to market for sale the combined phases of its Trail Creek multifamily community (Trail I and Trail II). The operating results of the community are classified as held for sale and are included in the line entitled income from discontinued operations on the consolidated statements of operations and are reported within the Company's multifamily communities segment. Effective on December 4, 2013, the Company ceased recording depreciation on the communities. The following is a summary of income from discontinued operations:

	Three months ended March 31,
	2014	2013
Property revenues	$1,057,677	$655,377
Property expenses	425,789	238,348
Interest expense	314,463	122,067
Depreciation and amortization	—	198,796
Income from discontinued operations	$317,425	$96,166

The Company recorded depreciation and amortization of tangible and intangible assets, excluding such charges for the combined Trail Creek multifamily community, as follows:

	Three months ended March 31,
	2014	2013
Depreciation:
Buildings and improvements	$942,746	$736,600
Furniture, fixtures, and equipment	951,665	793,472
	1,894,411	1,530,072
Amortization:
Acquired intangible assets	412,924	2,382,285
Website development costs	1,191	1,151
Total depreciation and amortization	$2,308,526	$3,913,508

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

4.     Real Estate Loans, Notes Receivable, and Line of Credit

At March 31, 2014, our portfolio of real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party	Current / deferred interest % per annum
		(1)

	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	12,153,000	$28,400,000	8 / 6
	Madison - Rome		Rome, GA (2)	11/13/2012	10/15/2015	N/A	5,360,042	$11,500,000	8 / 6
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6
	Crosstown Walk		Suburban Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6
	Haven West		Carrollton, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Starkville		Starkville, MS (5) (6)	8/21/2013	5/31/2014	N/A	1,730,000	N/A	8 / 0
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA (7)	11/18/2013	8/18/2014	N/A	16,026,525	N/A	8 / 2
	Manassas		Northern VA (8)	12/23/2013	5/31/2014	N/A	10,932,000	N/A	8 / 5
	Irvine		Irvine, CA (9)	12/18/2013	5/31/2014	N/A	16,250,000	N/A	8.5 / 4.3

							$130,013,604

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Manassas" - Oxford Palisades Apartments LLC; and "Irvine" - 360 - Irvine, LLC.

(2)
Madison-Rome is a mezzanine loan for an 88,351 square foot retail development project. On October 16, 2013, the anchor tenant obtained a certificate of occupancy and took possession of approximately 54,340 square feet of space.

(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Planned 568 bed student housing community adjacent to the University of West Georgia campus.
(5)	A land acquisition loan which pays 8% current interest only, in support of a planned 168-unit, 536-bed student housing community adjacent to the Mississippi State University campus.
(6)	See note 6 - Related Party Transactions.
(7)	Bridge loan of up to approximately $16.0 million to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community in Atlanta, Georgia.
(8)	Bridge loan of up to approximately $10.9 million to partially finance the acquisition of land and predevelopment costs for a 304-unit multifamily community in Northern Virginia.
(9)	Bridge loan of up to approximately $16.3 million to partially finance the acquisition of land and predevelopment costs for a 280-unit multifamily community in Irvine, California.
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
Management monitors the level of credit quality for each of the Company's mezzanine real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions as may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories.

	As of March 31, 2014				Carrying amount as of
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	March 31, 2014	December 31, 2013
Project/Property

City Park	$10,000,000	$200,000	$100,000	$(65,810)	$9,934,190	$9,928,017
City Vista	12,153,000	243,040	121,520	(81,941)	12,071,059	12,063,939
Madison - Rome	5,360,042	107,201	53,600	(31,317)	5,328,725	5,322,770
Lely	11,721,229	254,265	127,133	(75,839)	11,645,390	11,402,372
Crosstown Walk	10,247,119	219,240	109,620	(42,398)	10,204,721	9,997,245
Overton	14,911,166	332,079	166,040	(111,216)	14,799,950	14,487,178
Haven West	6,543,076	138,816	69,408	(49,009)	6,494,067	5,582,018
Starkville	1,590,600	34,600	17,300	(3,134)	1,587,466	1,582,750
Founders' Village	9,033,839	197,320	98,660	(79,317)	8,954,522	7,572,698
Encore	8,772,524	320,531	160,265	(78,423)	8,694,101	7,716,421
Manassas	10,707,000	214,140	107,070	—	10,707,000	10,609,849
Irvine	14,897,033	298,634	149,317	(55,015)	14,842,018	14,332,658

	$115,936,628	$2,559,866	$1,279,933	$(673,419)	$115,263,209	$110,597,915
The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its mezzanine loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion
Project/Property	Begin	End

City Park	11/1/2015	3/31/2016	$30,945,845	284
City Vista	2/1/2016	5/31/2016	$43,560,271	272
Madison - Rome	N/A	N/A	N/A	N/A
Lely	4/1/2016	8/30/2016	$43,500,000	308
Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342
Overton	7/8/2016	12/8/2016	$51,500,000	294
Haven West	8/1/2016	1/31/2017	$26,138,466	160
Starkville	N/A	N/A	N/A	168
Founders' Village	2/1/2016	9/15/2016	$44,266,000	247
Encore	N/A	N/A	N/A	340
Manassas	N/A	N/A	N/A	304
Irvine	N/A	N/A	N/A	280

				2,999

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

At March 31, 2014, our portfolio of notes and line of credit receivable consisted of:

Borrower	Type of instrument	Date of loan	Maturity date	Total loan commitments	Amount drawn	Interest rate

360 Residential, LLC	Bridge loan	3/20/2013	12/31/2014	$2,000,000	$1,077,035	8%	(1)
TPKG 13th Street Development, LLC	Land acquisition loan	5/3/2013	8/1/2014	7,200,000	7,200,000	8%	(2)
Preferred Capital Marketing Services, LLC	Promissory note	1/24/2013	1/23/2015	1,500,000	1,500,000	10%
Riverview Associates, Ltd.	Promissory note	12/17/2012	12/16/2014	1,300,000	1,300,000	8%	(3)
Pecunia Management, LLC	Subordinated loan	11/16/2013	11/15/2014	200,000	200,000	10%
Oxford Contracting LLC	Promissory note	8/27/2013	4/30/2017	1,500,000	1,475,000	8%	(4)
Preferred Apartment Advisors, LLC	Revolving credit line	8/21/2012	12/31/2015	9,500,000	7,794,718	8%	(5)
				$23,200,000	$20,546,753

(1) Amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan, which include an additional 6% deferred interest, are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) Note pays current interest at 8% per annum, plus an additional interest amount necessary to provide the Company with a 14% cumulative simple rate of return through August 31, 2013, scaling upward to 20% per annum on January 1, 2014 and thereafter. The loan was amended on March 17, 2014 to extend the maturity date to August 1, 2014. The borrower paid deferred interest of $351,491 and repaid principal of $164,743 at the date of amendment. The note is collateralized by a pledge of 100% of the membership interests of the project as well as by a first mortgage on the property.

(3) The amounts payable under the terms of the loan are collateralized by an assignment of project documents and guaranties of payment and performance by the principal of the borrower.
(4) The amounts payable under the terms of the loan are collateralized by a personal guaranty of repayment by the principals of the borrower.
(5) The amounts payable under the credit line are collateralized by an assignment of the Manager's rights to fees due under the third amended and restated management agreement, or Management Agreement, between the Company and the Manager. On February 10, 2014, this instrument was amended to increase the commitment amount and extend the maturity date as shown.

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended March 31,
	2014	2013
Real estate loans:
Current interest payments	$2,295,963	$732,180
Additional accrued interest	1,514,161	442,989
Deferred loan fee revenue	308,457	27,311
Total real estate loan revenue	4,118,581	1,202,480
Interest income on notes and line of credit	607,168	109,450
Interest income on loans and notes receivable	$4,725,749	$1,311,930

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
March 31, 2014
(Unaudited)

The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Park, City Vista, Overton, Crosstown Walk, Lely, Haven West and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2014 of approximately $74.6 million. The maximum aggregate amount of loans to be funded as of March 31, 2014 was approximately $79.7 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Park, City Vista, Founders' Village and Manassas real estate loans and the promissory note to Oxford Contracting, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $53.6 million (with a total commitment amount of $55.9 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of March 31, 2014.

The borrowers and guarantors behind the Crosstown Walk, City Park, City Vista, Founders' Village and Manassas real estate loans and the promissory note to Oxford Contracting, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $1.9 million and $1.0 million for the three-month periods ended March 31, 2014 and 2013, respectively.

5. Redeemable Preferred Stock and Equity Offerings
The Company's Follow-on Offering is being offered by the dealer manager on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The Preferred Stock is redeemable at the option of the holder beginning two years following the date of issue subject to a 10% redemption fee. After year three the redemption fee decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.
As of March 31, 2014, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $9.1 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $6.5 million. As of March 31, 2014, the Company had issued 101,581 Units and collected net proceeds of approximately $92.0 million from the Primary Series A Offering after commissions.  A total of 95 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 10.3% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 10.3% of the approximate $6.5 million deferred to date, or approximately $660,000 as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

$6.1 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at March 31, 2014.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offerings.

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
On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $112,000 as of March 31, 2014. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered. During November 2013, we sold approximately 4.2 million shares of Common Stock and collected net proceeds of approximately $30.7 million, or 16.5% of the total amount of securities available for issuance under the Shelf Registration Statement. These offering costs related to the Shelf Registration Statement will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent.
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

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Executive Vice President, Chief Accounting Officer and Treasurer are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of Williams Opportunity Fund, LLC, or WOF, as well as Williams Realty Fund I, LLC, or WRF.

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended
Type of Compensation	Basis of Compensation	March 31, 2014	March 31, 2013

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$68,056	$1,062,574
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	466,868	265,801
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	262,121	187,642
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	221,881	118,067

		$1,018,926	$1,634,084

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are included in property operating and maintenance expense on the Consolidated Statements of Operations:

Three months ended March 31,
2014	2013
$625,261	$479,887

The Manager utilizes its own personnel and certain personnel of its affiliates to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager requested reimbursement of $109,120 and $70,485 for the three-month periods ended March 31, 2014 and 2013, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West and Starkville real estate loans are supported in part by guaranties of repayment and performance by John A. Williams, Jr., a principal of the borrowers and a related party of the Company under GAAP, as our Chief Executive Officer's son.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, as follows:

•	Disposition fees - Based on the lesser of (A) one-half of the commission that would be reasonable and customary; and (B) 1% of the sale price of the asset.

•	Construction, development, and landscaping fees - Customary and competitive market rates in light of the size, type and location of the asset.

Furthermore, the Manager holds the special limited partnership interest in the Operating Partnership, which entitles the Manager to distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of a property that are remaining after the payment of (i) the capital and certain expenses related to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full.

The Company did not incur any of these other potential fees during the three-month periods ended March 31, 2014 or 2013.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

2014			2013
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2014	89,313	$454,344	January 31, 2013	19,732	$107,551
February 28, 2014	93,005	468,337	February 28, 2013	23,094	119,885
March 31, 2014	98,200	497,855	March 28, 2013	25,755	132,603

	Total	$1,420,536		Total	$360,039

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

In addition, the Company declared on February 7, 2013 and paid a cash dividend on its Series B Preferred Stock at the same rate and frequency as those dividends declared on the Common Stock, equal to 5,714,274 as-converted shares of Common Stock, in an aggregate amount of $690,476.

The Company's dividend activity on its Common Stock for the three-month periods ended March 31, 2014 and 2013 was:

2014				2013
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 14, 2014	15,336,059	$0.16	$2,453,769	March 28, 2013	5,323,605	$0.145	$771,923

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At March 31, 2014, the Company had 144,432 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. On February 6, 2014, the Operating Partnership declared cash distributions to holders of Class A OP Units totaling $36,552, which were paid on April 22, 2014. On February 7, 2013, the Operating Partnership declared cash distributions to holders of Class A OP Units totaling $15,513, which were paid on April 25, 2013.

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

On May 9, 2013, the Company's stockholders approved the second amendment to the 2011 Plan, to increase the aggregate number of authorized shares of Common Stock authorized for issuance under the 2011 Plan to 1,317,500 and to extend the expiration date of the 2011 Plan to December 31, 2016.

Equity compensation expense by award type for the Company was:

	Three-month period ended March 31,		Unamortized expense as of March 31,
	2014	2013	2014

Quarterly board member committee fee grants	$17,928	$18,168	$—
Class B Unit awards:
Executive officers - 2012	—	2,580	—
Executive officers - 2013	2,318	213,237	—
Executive officers - 2014	359,617	—	1,094,488
Vice chairman of board of directors	—	10,249	—
Restricted stock grants:
2012	—	64,687	—
2013	64,359	—	21,453

Total	$444,222	$308,921	$1,115,941

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

Restricted Stock Grants

On May 9, 2013, the Company granted a total of 29,016 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $8.85 and total compensation cost in the amount of $256,792 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date or the next annual meeting of the Company's stockholders. On January 1, 2014, 1,957 shares of restricted stock from this grant were forfeited upon the transition of the vice chairman of the Company's board of directors from an independent director status to an employee of the Manager; 27,059 unvested shares from this grant were outstanding at March 31, 2014.

On January 1, 2014, the Company granted 2,178 shares of restricted Common Stock to a new independent board member, in pro-rata payment of his annual retainer fee. The per-share fair value was $8.04 and total compensation cost in the amount of $17,511 will be recognized on a straight-line basis over the period beginning on the date of grant and ending on the date of the next annual meeting of the Company's stockholders.

Directors’ Stock Grants

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

Class B OP Units

On January 2, 2013, pursuant to the limited partnership agreement of the Operating Partnership, the Company granted 142,046 Class B Units of the Operating Partnership, or Class B OP Units, to certain of its executive officers as compensation for service in 2013. On January 2, 2014, the Company granted 239,556 Class B OP Units for service to be rendered during 2014.

The Class B OP Units become Vested Class B OP Units at the Initial Valuation Date, which is one year from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested Class B OP Units become earned Class B OP Units and automatically convert into Class A OP Units of the Operating Partnership (as long as the capital accounts have achieved economic equivalence), which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock on a one-to-one basis at the option of the holder. Vested Class B OP Units may become Earned Class B OP Units on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested Class B OP Units that do not become Earned Class B OP Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B OP Units become Earned Class B OP Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B OP Units to qualify to become fully Earned Class B OP Units.

Because of the market condition vesting requirement that determines the transition of the Vested Class B OP Units to Earned Class B OP Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On January 3, 2013, the 106,988 outstanding Class B OP Units for service provided during 2012 became fully vested and earned and automatically converted to Class A OP Units of the Operating Partnership. On January 2, 2014, 131,464 of the 142,046 outstanding Class B OP Units for 2013 became fully vested and earned and automatically converted to Class A OP Units of the Operating Partnership. The remaining 10,582 unvested 2013 Class B OP Units were outstanding at March 31, 2014.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

The underlying valuation assumptions and results for the Class B OP Unit awards were:

Grant dates	1/2/2013	1/2/2014
Stock price	$7.88	$8.05
Dividend yield	7.36%	8.12%
Expected volatility	32.1%	32.72%
Risk-free interest rate	2.91%	3.80%

Derived service period (years)	1.0	1.0

Number of Units granted	142,046	239,556
Calculated fair value per Unit, assuming:
50% vesting	$—	$—
100% vesting	$6.07	$5.94

Total fair value of Units	$862,219	$1,422,963

Target market threshold increase	$1,150,000	$1,959,000

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments of $0.145 for the 2013 annual awards and $0.16 for the 2014 awards.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

9. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

	Acquisition/	Principal balance as of
	refinancing date	March 31, 2014	December 31, 2013	Maturity date	Interest rate

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	Fixed	4.22%	(1)
Stone Rise	4/15/2011	19,500,000	19,500,000	5/1/2018	1 month LIBOR+	2.77%	(2) (3)
Summit Crossing	4/21/2011	20,862,000	20,862,000	5/1/2018	Fixed	4.71%	(2)
Summit II	12/31/2013	13,357,000	13,000,000	4/1/2021	Fixed	4.49%	(4)
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	Fixed	3.13%	(5)
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	Fixed	3.13%	(5)
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	Fixed	3.13%	(5)

Total		$140,873,000	$140,516,000

(1) Monthly payments of interest only are due through July 1, 2020, followed by monthly payments of accrued interest and principal based on a 30-year amortization period through the maturity date.
(2) Monthly payments of interest only are due through May 1, 2014, followed by monthly payments of accrued interest and principal based on a 30-year amortization period through the maturity date.
(3) The variable monthly interest rate is capped at 7.25%. The embedded interest rate cap was deemed to be clearly and closely related to the debt host instrument.
(4) On March 20, 2014, the Company refinanced the $13.0 million mortgage assumed in connection with the acquisition of the property, which occurred on December 31, 2013. Monthly interest only payments are due through March 1, 2020, followed by monthly payments of accrued interest and principal based on a 30-year amortization period.

(5) Monthly payments of interest only are due through February 28, 2018, followed by monthly payments of accrued interest and principal based on a 30-year amortization period through the maturity date.

Credit Facility
The Company has a $40.0 million revolving credit facility with Key Bank National Association, or Key Bank, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis.
The Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 95% of AFFO for the trailing rolling four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

As of March 31, 2014, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		38.6%
Net worth	Minimum $160,000,000	(2)	$176,144,739
Debt yield	Minimum 8.25%		8.96%
Payout ratio	Maximum 95%	(3)	87.2%
Total leverage ratio	Maximum 65%		47.2%
Debt service coverage ratio	Minimum 1.50x		3.88x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $160 million, plus 75% of the net proceeds of any equity offering, which totaled $11,782,823 as of March 31, 2014.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended March 31, 2014, the maximum dividends and distributions allowed under this covenant was $13,784,351.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility, as well as the mortgage debt on the Company's multifamily communities, are amortized over the lives of the loans. At March 31, 2014, aggregate unamortized loan costs were approximately $2.0 million, which will be amortized over a weighted average remaining loan life of approximately 5.6 years. The weighted average interest rate for the Credit Facility was 4.2% for the three-month period ended March 31, 2014.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended March 31,
	2014	2013

Stone Rise	$150,543	$152,696
Summit Crossing	369,787	252,093
Ashford Park	213,501	166,779
McNeil Ranch	117,130	93,562
Lake Cameron	163,600	132,273

	1,014,561	797,403
Revolving credit facility	386,627	222,464
Interest expense	$1,401,188	$1,019,867

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments, including its line of credit as of March 31, 2014 were:

Period	Future principal payments
2014	$32,416,789
2015	730,516
2016	754,131
2017	787,326
2018	38,668,337
thereafter	99,523,681

Total	$172,880,780

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate as of March 31, 2014 and December 31, 2013.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which begins on October 9, 2014. The amount guarantied by the Company is $5.0 million and is reduced by $400,000 per year over the term of the lease.
The Company is not otherwise currently subject to any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across three distinct segments: multifamily communities, real estate related financing, and retail.

Multifamily Communities - consists of owned residential multifamily communities.

Financing - consists of the Company's investment portfolio of mezzanine loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

Retail - consists of owned shopping centers and other retail assets. At March 31, 2014, this consisted solely of Woodstock Crossing.

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
March 31, 2014
(Unaudited)

measure of the core operations, rather than factoring in depreciation and amortization, financing costs, acquisition expenses, and other expenses generally incurred at the corporate level.

The following tables present the Company's assets, revenues, and NOI results by reportable segment, as well as a reconciliation from NOI to net income (loss). The assets attributable to 'Other' primarily consist of  deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels. Assets, revenues and segment NOI results for the Trail Creek community are excluded from the multifamily communities segment.

	March 31, 2014	December 31, 2013

Assets:
Multifamily communities excluding assets held for sale	$158,122,365	$159,916,774
Assets held for sale	36,491,529	36,451,523
Multifamily communities	194,613,894	196,368,297
Financing	140,092,554	131,079,309
Retail	5,500,023	—
Other	15,128,451	14,189,089
Consolidated assets	$355,334,922	$341,636,695

Total capitalized expenditures of $264,370 and $88,826 were recorded for the three months ended March 31, 2014 and 2013, respectively (excluding the purchase prices of Ashford Park, McNeil Ranch, and Lake Cameron during the first quarter of 2013), and depreciation and amortization expense shown in the table below were wholly attributable to the multifamily communities segment. Interest expense shown in the table below was attributable to the multifamily communities segment, except for $386,627 and $222,464, which were amounts attributable to the financing segment for the three months ended March 31, 2014 and 2013, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Revenues

Multifamily communities	$5,367,772	$4,023,652
Financing	4,725,749	1,311,930
Retail	88,885	—
Consolidated revenues	$10,182,406	$5,335,582

Segment net operating income (Segment NOI)

Multifamily communities	$3,133,472	$2,397,842
Financing	4,725,749	1,311,930
Retail	67,462	—

Consolidated segment net operating income	7,926,683	3,709,772

Interest	1,401,188	1,019,867
Depreciation and amortization	2,308,526	3,913,508
Professional fees	273,848	210,737
Management fees	688,749	383,868
Acquisition costs	245,299	1,107,011
Equity compensation to directors and executives	444,222	308,921
Other	86,431	47,856

Net income (loss) from continuing operations	2,478,420	(3,281,996)

Income from discontinued operations	317,425	96,167
Net income (loss)	$2,795,845	$(3,185,829)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended March 31,
	2014	2013
Numerator:
Net income (loss) from continuing operations	$2,478,420	$(3,281,996)
Income from discontinued operations	317,425	96,167
Net income (loss)	2,795,845	(3,185,829)
Net (income) loss attributable to non-controlling interests	(38,862)	61,486
Net income (loss) attributable to the Company	2,756,983	(3,124,343)
Dividends declared to preferred stockholders (A)	(1,420,536)	(1,050,515)
Earnings attributable to unvested restricted stock (B)	(4,678)	(4,792)
Net income (loss) attributable to common stockholders	$1,331,769	$(4,179,650)

Denominator:
Weighted average number of shares of Common Stock - basic	15,316,816	5,289,690
Effect of dilutive securities: (C)
Warrants	—	—
Class A OP Units	216,555	—
Unvested restricted stock	29,237	—
Weighted average number of shares of Common Stock - diluted	15,562,608	5,289,690

Income (loss) per share of Common Stock - basic:
From continuing operations	$0.07	$(0.81)
From discontinued operations	$0.02	$0.02
Available to Common Stockholders	$0.09	$(0.79)

Income (loss) per share of Common Stock - diluted:
From continuing operations	$0.07	$(0.81)
From discontinued operations	$0.02	$0.02
Available to Common Stockholders	$0.09	$(0.79)

(A) The Company’s 101,486 shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's unvested restricted share awards (29,016 and 33,046 shares of Common Stock at March 31, 2014 and 2013, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss for the three months ended March 31, 2013, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expires on March 31, 2015, and

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 2,031,620 shares of Common Stock, and a total of 250,138 unvested Class B OP Units were excluded from the diluted shares calculation because the effect was antidilutive.

14. Pro Forma Financial Information

The Company’s condensed pro forma financial results, assuming the acquisitions of Ashford Park, McNeil Ranch, Lake Cameron, and Trail II were hypothetically completed on January 1, 2013, and effective February 1, 2013 for the commencement of business operations for Summit II were:

	Three months ended
	March 31,
	2014	2013
Pro forma:
Revenues	$10,182,406	$6,028,442

Net income (loss)	$2,498,713	$(3,777,596)

Net income (loss) attributable to the Company	$2,776,883	$(3,648,632)

Net income (loss) attributable to common stockholders	$1,351,669	$(4,703,939)

Net income (loss) per share of Common Stock
attributable to common stockholders:
Basic	$0.09	$(0.89)
Diluted	$0.09	$(0.89)

Weighted average number of shares of Common Stock outstanding:
Basic	15,316,816	5,289,690
Diluted	15,562,608	5,289,690

These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective January 1, 2013, nor should they be interpreted as expectations of future results.

15. Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, notes receivable, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature. The Company has one real estate loan which is measured at fair value on a recurring basis.

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable. Accrued interest included in the carrying values of the Company's real estate loans was approximately $4.2 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

	As of March 31, 2014
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$119,480,680	$123,424,078	$—	$—	$123,424,078
Notes receivable	12,752,035	12,752,035	—	—	12,752,035
Line of Credit receivable	7,794,718	7,794,718	—	—	7,794,718
	$140,027,433	$143,970,831	$—	$—	$143,970,831
Financial Liabilities:
Mortgage notes payable	$140,873,000	$138,008,081	$—	$—	$138,008,081
Revolving credit facility	32,007,780	32,007,780	—	—	32,007,780
	$172,880,780	$170,015,861	$—	$—	$170,015,861

	As of December 31, 2013
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$113,718,233	$119,152,117	$—	$—	$119,152,117
Notes receivable	10,248,178	10,248,178	—	—	10,248,178
Line of Credit receivable	5,358,227	5,358,227	—	—	5,358,227
	130,824,638	136,258,522	$—	$—	$136,258,522
Financial Liabilities:
Mortgage notes payable	$140,516,000	$137,116,549	$—	$—	$137,116,549
Revolving credit facility	29,390,000	29,390,000	—	—	29,390,000
	$169,906,000	$166,506,549	$—	$—	$166,506,549

(1) Includes the Irvine loan of $14,842,015 and $14,332,658 at March 31, 2014 and December 31, 2013, respectively, for which the Company elected to account for utilizing the fair value option on a recurring basis. The change in fair value was due to an additional drawn amount.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2014
(Unaudited)

16. Subsequent Events

Between April 1, 2014 and April 30, 2014, the Company issued 4,219 Units and collected net proceeds of approximately $3.8 million under its Follow-on Offering.
During April 2014, 756,910 shares of Common Stock were issued and sold at an average price of $8.10 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $5.9 million, after commissions.

On May 8, 2014, the Company declared a dividend on its Common Stock of $0.16 per share, payable on July 15, 2014 to all stockholders of record of June 16, 2014.
On May 8, 2014, the Company granted 39,216 shares of restricted stock to its independent board members, in payment of their annual retainer fees. The per-share fair value of this award was $8.21, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $321,963 will be recognized on a straight-line basis over the period ending on the first anniversary of the grant date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On February 12, 2014, we acquired a 66,122 square foot retail shopping center in Woodstock, Georgia, or Woodstock Crossing, for approximately $5.7 million.

As of March 31, 2014, we had cumulatively issued 101,581 Units and collected net proceeds of approximately $92.0 million from our Primary Series A Offering, pursuant to Pre-Effective Amendment No. 1 for the Follow-On Offering registration statement on Form S-3, which increased the Follow-On Offering to 900,000 Units.

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 99% interest as of March 31, 2014.

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

Critical Accounting Policies
Certain accounting policies are believed by management to be critical, in that they involve significant management judgments, assumptions, and estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We have had no material changes to our critical accounting policies since December 31, 2013.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity. Under this new guidance, a disposal of a component of an entity or a group of components of an entity shall only be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is to be applied prospectively for annual and interim periods beginning on or after December 31, 2014, with early adoption permitted. Early adoption is not permitted for assets that have previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for our Trail Creek multifamily community, which was reported as held for sale in our Annual Report on Form 10-K for the twelve-month period ended December 31, 2013.

Results of Operations

Overview

We commenced business operations in April of 2011 with our initial public offering. Our portfolio of real estate assets, as of March 31, 2014, consisted of six wholly-owned multifamily communities totaling 1,929 units, eight mezzanine real estate construction loans that are partially financing the construction of multifamily communities, and four land acquisition bridge loans. The total aggregate amount of our real estate loan commitments was approximately $130.0 million at March 31, 2014. Each of our multifamily related mezzanine loans contain exclusive limited options to purchase the properties once developed and stabilized.

We recorded net income attributable to common stockholders of approximately $1.3 million and a net loss attributable to common stockholders of approximately $4.2 million for the three-month periods ended March 31, 2014 and 2013, respectively.

The highlights of the first quarter of 2014 included:

•
Normalized FFO, or NFFO, was $3,905,621, or $0.25 per basic weighted average share of Common Stock and Class A OP Unit outstanding for the first quarter of 2014, an increase of approximately 313% from our NFFO result of $945,557, or an increase of approximately 39% on a per share and unit basis from our $0.18 NFFO per weighted average common share and unit outstanding result for the first quarter of 2013. NFFO excludes the effect of approximately $245,000 and $1.1 million of acquisition and pursuit costs for the first quarters of 2014 and 2013, respectively.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $3,060,633, or $0.20 per basic weighted average share of Common Stock and Class A OP Unit outstanding for the first quarter of 2014, an increase of approximately 241% from our AFFO result of $897,917, or an increase of approximately 18% on a per share and unit basis from our $0.17 per share of Common Stock and Class A OP Unit outstanding result for the first quarter of 2013. AFFO is calculated after deductions for all preferred dividends.

•
Funds From Operations, or FFO, was $3,660,322, or $0.24 per basic weighted average share of Common Stock and Class A OP Unit outstanding for the first quarter of 2014, versus our FFO result of $(161,454), or $(0.03) per share of Common Stock and Class A OP Unit outstanding result for the first quarter of 2013.

•	As of March 31, 2014, our total assets were approximately $355 million, an increase of approximately $133 million, or 60%, compared to our total assets of $222 million at March 31, 2013.

•	Total revenues increased approximately $4.8 million, or approximately 91%, for the first quarter of 2014 compared to the first quarter of 2013.

•
Cash flow from operations for the first quarter of 2014 was $5,108,766. This represents an increase of approximately $4.4 million, or 575%, compared to cash flow from operations for the first quarter of 2013.

•	On April 14, 2014, we closed a bridge loan of up to $5.7 million to partially finance the acquisition of land and predevelopment costs for a 310-unit multifamily community in Atlanta, Georgia.

•
On April 15, 2014, we closed a bridge loan of up to approximately $7.5 million to partially finance the acquisition of land and predevelopment costs of a student housing project to be located in Kennesaw, Georgia.

•
On February 6, 2014, we declared a quarterly dividend on our Common Stock of $0.16 per share, which was paid on April 15, 2014 to all common stockholders of record as of March 14, 2014. Our aggregate cash dividend declarations on Common Stock and Class A Units of Preferred Apartment Communities Operating Partnership, L. P., or Class A OP Units, for the first quarter of 2014 totaled $2,490,321. In addition, dividends declared on our Series A Redeemable Preferred Stock for the first quarter of 2014 totaled $1,420,536.

•	Our Common Stock dividend of $0.16 per share represents a 28% overall growth rate from our initial Common Stock dividend of $.125 per share, or approximately 10.7% on an annualized basis.

•	At March 31, 2014, our leverage as measured by the ratio of our debt to the undepreciated book value of our total assets was approximately 46.6%.

Acquired properties

On February 12, 2014, we completed the acquisition of Woodstock Crossing, a 66,122 square foot strip mall in Woodstock, Georgia for $5,701,393.

Real estate loans, Notes Receivable and Line of Credit

Details of our real estate loan portfolio at March 31, 2014 consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party	Current / deferred interest % per annum
		(1)

	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	12,153,000	$28,400,000	8 / 6
	Madison - Rome		Rome, GA (2)	11/13/2012	10/15/2015	N/A	5,360,042	$11,500,000	8 / 6
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6
	Crosstown Walk		Suburban Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6
	Haven West		Carrollton, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Starkville		Starkville, MS (5) (6)	8/21/2013	5/31/2014	N/A	1,730,000	N/A	8 / 0
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA (7)	11/18/2013	8/18/2014	N/A	16,026,525	N/A	8 / 2
	Manassas		Northern VA (8)	12/23/2013	5/31/2014	N/A	10,932,000	N/A	8 / 5
	Irvine		Irvine, CA (9)	12/18/2013	5/31/2014	N/A	16,250,000	N/A	8.5 / 4.3

							$130,013,604

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Manassas" - Oxford Palisades Apartments LLC; and "Irvine" - 360 - Irvine, LLC.

(2)
Madison-Rome is a mezzanine loan for an 88,351 square foot retail development project. On October 16, 2013, the anchor tenant obtained a certificate of occupancy and took possession of approximately 54,340 square feet of space.

(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Planned 568 bed student housing community adjacent to the University of West Georgia campus.
(5)	A land acquisition loan which pays 8% current interest only, in support of a planned 168-unit, 536-bed student housing community adjacent to the Mississippi State University campus.
(6)	See note 6 - Related Party Transactions.
(7)	Bridge loan of up to approximately $16.0 million to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community in Atlanta, Georgia.
(8)	Bridge loan of up to approximately $10.9 million to partially finance the acquisition of land and predevelopment costs for a 304-unit multifamily community in Northern Virginia.
(9)	Bridge loan of up to approximately $16.3 million to partially finance the acquisition of land and predevelopment costs for a 280-unit multifamily community in Irvine, California.
Deferred interest percentages are rates at which interest accrues over the lives of the loans and which will be due in a lump sum at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. If we exercise a purchase option and acquire the property, the additional interest described above will be treated as additional consideration for the acquired project.

We receive a fee of 2% of the aggregate amount of the loan at loan inception as partial inducement to offer the funds and concurrently pay 1% of the loan amount (half of the 2% loan fee) to our Manager as an acquisition fee. The net 1% retained is recognized as revenue over the term of the loan. The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where management deems necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Starkville, Encore, Manassas and Irvine loans are also collateralized by the acquired land.

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
Our real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to our analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Park, City Vista, Overton, Crosstown Walk, Lely, Haven West and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to rights held by the senior lenders on the projects. Therefore, since we have concluded we are not the primary beneficiary, we have not consolidated these entities in our consolidated financial statements. Our maximum exposure to loss from these loans is their drawn amount as of March 31, 2014 of approximately $74.6 million. The maximum aggregate amount of loans to be funded as of March 31, 2014 was approximately $79.7 million.
We are subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Park, City Vista, Founders' Village and Manassas real estate loans and the promissory note to Oxford Contracting, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $53.6 million (with a total commitment amount of $55.9 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject us to a total possible loss of that amount. We generally require secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. We have performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and have concluded that the guaranties reduce our exposure to the above-described credit risk in place as of March 31, 2014.

The borrowers and guarantors behind these real estate loans (excluding the Madison-Rome, Overton, Havens West, Starkville, and Lely loans) and the Oxford Contracting, LLC promissory note collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of our total revenues. We recorded revenue from transactions with this major customer for the three-month periods ended March 31, 2014 and 2013 of approximately $1.9 million and $1.0 million, respectively.

Three Months Ended March 31, 2014 compared to 2013

Revenues

We recorded total rental revenue of approximately $4.9 million for the three-month period ended March 31, 2014, compared to approximately $3.7 million for the three-month period ended March 31, 2013. The increase in rental revenue for the first quarter of 2014 was primarily due to the acquisitions of our three multifamily communities on January 23, 2013 and the contributions of a full quarter of rental revenue from those properties for the first quarter of 2014. The increase for the three-month period ended March 31, 2014 was also driven by the revenue contributed by Summit II, which was acquired on December 31, 2013. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from owned multifamily communities. We define physical occupancy as the number of units occupied divided by total apartment units. We calculate average economic occupancy by dividing gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions by gross potential rent.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increase in other property revenues for the three-month period ended March 31, 2014 versus March 31, 2013 was also due primarily to the acquisitions of the three communities in January 2013 and of Summit II on December 31, 2013.

Interest income from our real estate loans increased substantially for the three-month period ended March 31, 2014 versus March 31, 2013 due to the addition of seven new mezzanine and real estate related loans (net of the loss of the Trail II and Summit II mezzanine loans, which were converted to equity when we acquired the properties during 2013) since the end of the first quarter of 2013.

We recorded interest income and other revenue from these instruments as follows:

	Three months ended March 31,
	2014	2013
Real estate loans:
Current interest payments	$2,295,963	$732,180
Additional accrued interest	1,514,161	442,989
Deferred loan fee revenue	308,457	27,311
Total real estate loan revenue	4,118,581	1,202,480
Interest income on notes and line of credit	607,168	109,450
Interest income on loans and notes receivable	$4,725,749	$1,311,930

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $786,000 and $529,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The increase was driven primarily due to the acquisitions of our three multifamily communities on January 23, 2013 and the recognition of a full quarter of operating activity from those properties for the first quarter of 2014. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Property salary and benefits to related party

We recorded expense reimbursements to our Manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities of approximately $532,000 and $409,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The increase was primarily due to the acquisitions of our three multifamily communities on January 23, 2013 and of Summit II on December 31, 2013, and the recognition of a full quarter of operating activity from those properties for the first quarter of 2014. The number of employees assigned by our property manager to our six multifamily communities at March 31, 2014 is not expected to change materially over the foreseeable future.

Property management fees to related party

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $218,000 and $161,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The increase was primarily due to the acquisitions of our three multifamily communities on January 23, 2013 and of Summit II on December 31, 2013, and the recognition of a full quarter of operating activity from those properties for the first quarter of 2014.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities. These costs were approximately $541,000 and $390,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The increase was primarily due to the acquisitions of our three multifamily communities on January 23, 2013 and the recognition of a full quarter of operating activity from those properties for the first quarter of 2014 and from the addition of Summit II, which was acquired on December 31, 2013.

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

General and Administrative

We recorded general and administrative expenses of approximately $174,000 and $108,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The increase for the first quarter of 2014 was primarily due to increased franchise taxes in North Carolina during the first quarter of 2014.

Equity compensation to directors and executives

Expenses recorded by grant for equity compensation awards were:

	Three-month period ended March 31,
	2014	2013

Quarterly board member committee fee grants	$17,928	$18,168
Class B Unit awards:
Executive officers - 2012	—	2,580
Executive officers - 2013	2,318	213,237
Executive officers - 2014	359,617	—
Vice chairman of board of directors	—	10,249
Restricted stock grants:
2012	—	64,687
2013	64,359	—

Total	$444,222	$308,921

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $2.3 million and $3.9 million for the three-month periods ended March 31, 2014 and 2013, respectively. The decrease was primarily due to the amortization of the acquired intangible assets related to the three acquired WMAF multifamily communities of approximately $2.7 million for the three-month period ended March 31, 2013. There were no such expenses for these communities for the comparable 2014 period. This decrease in amortization of acquired intangibles was partially offset by higher depreciation expense related to the acquisitions of the three WMAF multifamily communities on January 23, 2013 and the recognition of a full quarter of depreciation from those properties for the first quarter of 2014 and from the depreciation and amortization of acquired tangible and intangible assets for Summit II, which was acquired on December 31, 2013.

Acquisition and pursuit costs and acquisition fees to related party

We recorded combined acquisition and pursuit costs and acquisition fees paid of approximately $245,000 and $1.1 million for the three-month periods ended March 31, 2014 and 2013, respectively. The decrease was primarily due to the acquisition costs in 2013 related to the three acquired WMAF multifamily communities of approximately $1.1 million, which were included in acquisition fees paid to reimburse our Manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other costs related to acquiring these and other real estate assets. Acquisition fees paid in the first quarter of 2014 were related to Woodstock Crossing and abandoned pursuit costs. These fees are calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Management fees to related party

We recorded asset management fees paid of approximately $689,000 and $384,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The increase was primarily due to the higher amount of assets under management related to the three acquired WMAF multifamily communities, the acquisition of Trail II and Summit II in 2013, and the addition of nine mezzanine and bridge loans, less the effect of the absence of the Summit II and Trail II mezzanine loans. These fees are calculated as prescribed by the Management Agreement as equal to one-twelfth of 0.50% of the total book value of assets, as adjusted, and are paid monthly to our Manager.

Interest expense

We recorded interest expense of approximately $1.4 million and $1.0 million for the three-month periods ended March 31, 2014 and 2013, respectively. The increases were primarily due to the incremental interest and amortization expense of deferred loan costs on additional mortgage indebtedness from the McNeil Ranch, Ashford Park, and Lake Cameron communities and additionally for Summit II for the three-month period ended March 31, 2014.

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

Analysts, managers, and investors have, since the first real estate investment trusts were created, made certain adjustments to reported net income amounts under U.S. GAAP in order to better assess these vehicles’ liquidity and cash flows. FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations,” which was most recently revised in 2012, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. The NAREIT definition of FFO (and the one reported by the Company) is:

Net income/loss:

•	Excluding impairment charges on and gains/losses from sales of depreciable property;

•	Plus depreciation and amortization of real estate assets; and

•	After adjustments for unconsolidated partnerships and joint ventures.

Not all companies necessarily utilize the standardized NAREIT definition of FFO, so caution should be taken in comparing the Company’s reported FFO results to those of other companies. The Company’s FFO results are comparable to the FFO results of other companies that follow the NAREIT definition of FFO and report these figures on that basis. The Company believes FFO is useful to investors as a supplemental gauge of our operating and cash-generating results. FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (“NFFO”)

Normalized FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, since the Company is acquiring properties on a regular basis, it incurs substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. The Company adds back any such acquisition and pursuit costs to FFO in its calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. NFFO figures reported by us may not be comparable to those reported by other companies.

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

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

AFFO makes further adjustments to NFFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. The Company calculates AFFO as:

NFFO, plus:

•	Non-cash equity compensation to directors and executives;

•	Amortization of loan closing costs;

•	Depreciation and amortization of non-real estate assets;

•	Net loan fees received;

•	Deferred interest income received; and

•	Adjustments for non-cash dividends;
Less:

•	Non-cash loan interest income;

•	Cash paid for pursuit costs on abandoned acquisitions;

•	Amortization of acquired real estate intangible liabilities; and

•	Normally recurring capital expenditures.

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

Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders and
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders
to Net Income (Loss) Attributable to Common Stockholders (A)

		Three months ended:
		3/31/2014	3/31/2013

Net income (loss) attributable to common stockholders		$1,331,769	$ (4,179,650)

Add:	Income (loss) attributable to non-controlling interests (See note 1)	38,862	(61,486)
	Depreciation of real estate assets	1,879,670	1,697,398
	Amortization of acquired real estate intangible assets	410,021	2,382,284

Funds from operations attributable to common stockholders and Unitholders		3,660,322	(161,454)

Add:	Acquisition and pursuit costs	245,299	1,107,011

Normalized funds from operations attributable to common stockholders and Unitholders		3,905,621	945,557

	Non-cash equity compensation to directors and executives	444,222	308,921
	Amortization of loan closing costs (See note 2)	140,659	137,761
	Depreciation/amortization of non-real estate assets	18,835	32,621
	Net loan fees received (See note 3)	10,788	154,174
	Deferred interest income received (See note 4)	554,689	—
Less:	Non-cash loan interest income (See note 3)	(1,838,812)	(480,393)
	Cash paid for pursuit costs on abandoned acquisitions	(66,570)	—
	Amortization of acquired real estate intangible liabilities (See note 5)	(5,827)	(115,498)
	Normally recurring capital expenditures (See note 6)	(102,972)	(85,226)

Adjusted funds from operations attributable to common stockholders and Unitholders		$3,060,633	$ 897,917

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$2,453,769	$771,923
	Distributions to Unitholders (See note 1)	36,552	15,513
	Total	$2,490,321	$787,436

Common Stock dividends and Unitholder distributions per share		$0.16	$0.145

FFO per weighted average basic share of Common Stock and Unit		$0.24	$(0.03)
NFFO per weighted average basic share of Common Stock and Unit		$0.25	$0.18
AFFO per weighted average basic share of Common Stock and Unit		$0.20	$0.17

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	15,316,816	5,289,690
	Class A Units	216,098	104,610
	Common Stock and Class A Units	15,532,914	5,394,300

	Diluted: (B)
	Common Stock and Class A Units	15,562,151	5,574,741

Actual shares of Common Stock outstanding, including 29,237 and 33,046 unvested shares
of restricted Common Stock at March 31, 2014 and 2013, respectively		15,420,076	5,323,605
Actual Class A Units outstanding		144,432	106,988
	Total	15,564,508	5,430,593

(A) Units and Unitholders refer to holders of Class A Units in our Operating Partnership, which are Class B Unit awards granted for annual service which became vested and earned and automatically converted to Class A Units of the Operating Partnership. These Class A Units collectively represent an approximate 1.39% weighted average non-controlling interest in the Operating Partnership for the three-month period ended March 31, 2014.

(B) Since our NFFO and AFFO results are positive for the periods reflected above, we are presenting diluted weighted average shares of Common Stock and Class A Units in the Operating Partnership for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units in the Operating Partnership, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Notes to Consolidated Statements of Operations and Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Income (Loss)
Attributable to Common Stockholders

1)
Non-controlling interests in our Operating Partnership consisted of a total of 144,432 Class A OP Units as of March 31, 2014, which were awarded to our key executive officers. The Class A OP Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A OP Units was calculated to be 1.39% and 1.93% for the three-month periods ended March 31, 2014 and 2013, respectively.

2)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities, and also to secure and subsequently amend our $40.0 million revolving line of credit. These loan costs are being amortized over the lives of the respective loans, and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to these assets, other than in connection with our revolving line of credit. At March 31, 2014, aggregate unamortized loan costs were approximately $2.0 million, which will be amortized over a weighted average remaining loan life of approximately 5.6 years.

3)
We receive loan fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received, after the payment of acquisition fees to Preferred Apartment Advisors, LLC, our Manager, are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due to the Company at the time of repayment of the loan or refinancing of the property, or when the property is sold to a third party. This non-cash income is deducted from NFFO in the calculation of AFFO.

4)
This adjustment reflects the receipt in the first quarter of 2014 of accrued interest income earned prior to the first quarter of 2014 of $390,205 on the Madison-Rome mezzanine loan and $164,484 on the TPKG 13th Street land acquisition loan.

5)
This adjustment reflects the reversal of the non-cash amortization of below-market lease intangibles, which were recognized in conjunction with the acquisition of Woodstock Crossing. These intangibles, totaling approximately $450,000, are being amortized over the estimated average remaining lease terms of approximately ten years.

6)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain the communities’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for non-recurring capital expenditures, which totaled $161,398 and $3,600 for the three-month periods ended March 31, 2014 and 2013, respectively.

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

We and our Operating Partnership have a $40.0 million senior secured revolving credit facility, or Credit Facility, with Key Bank National Association, or the Lender. The permitted uses of the Credit Facility are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrue interest at a variable rate of the 1 month London Interbank Offered Rate, or LIBOR, index plus 400 basis points. This rate was approximately 4.2% per annum at March 31, 2014. The Credit Facility also bears a commitment fee on the average daily unused portion of the Credit Facility of 0.40% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility matures on December 5, 2014.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2014, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		38.6%
Net worth	Minimum $160,000,000	(2)	$176,144,739
Debt yield	Minimum 8.25%		8.96%
Payout ratio	Maximum 95%	(3)	87.2%
Total leverage ratio	Maximum 65%		47.2%
Debt service coverage ratio	Minimum 1.50x		3.88x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $160 million, plus 75% of the net proceeds of any equity offering, which totaled $11,782,823 as of March 31, 2014.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended March 31, 2014, the maximum dividends and distributions allowed under this covenant was $13,784,351.

At March 31, 2014, we had a balance owed of approximately $32.0 million under the Credit Facility. Interest expense was approximately $331,000 (excluding deferred loan cost amortization of $55,000) and the weighted average interest rate was 4.2% for the three-month period ended March 31, 2014.

Our net cash provided by operating activities for the three-month periods ended March 31, 2014 and 2013 was approximately $5.1 million and $756,000, respectively. The increase in net cash provided by operating activities compared to the prior year period was primarily due to the incremental cash generated by property income provided by the Trail II and Summit II acquisitions, an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, and the incremental difference of recording a full quarter of operating results in 2014 for the McNeil Ranch, Ashford Park and Lake Cameron communities, partially offset by approximately $1.1 million of acquisition costs paid in the first quarter of 2013, versus approximately $245,000 in the first quarter of 2014.

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

Our net cash used in investing activities was approximately $14.1 million and $28.0 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. The 2013 period included disbursements for our acquisitions of the McNeil Ranch, Ashford Park, Lake Cameron, which totaled approximately $21.6 million and deployments of cash for real estate loans and notes receivable which totaled approximately $6.1 million, versus disbursements for loans and notes receivable in the 2014 period of approximately $6.9 million and the cash deployed to acquire Woodstock Crossing of approximately $5.7 million.

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

For the three-month period ended March 31, 2014, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$10,523	$—	$35,026	$45,549
Other nonrecurring capital expenditures	55,584	580	12,248	10,664	1,722	35,051	115,849
Total nonrecurring capital expenditures	55,584	580	12,248	21,187	1,722	70,077	161,398

Normally recurring capital expenditures	23,175	16,017	12,059	21,677	9,062	20,982	102,972
Total capital expenditures	$78,759	$16,597	$24,307	$42,864	$10,784	$91,059	$264,370

For the three-month period ended March 31, 2013, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$3,600	$—	$—	$3,600
Other nonrecurring capital expenditures	—	—	—	—	—	—	—
Total nonrecurring capital expenditures	—	—	—	3,600	—	—	3,600

Normally recurring capital expenditures	15,929	14,803	12,224	19,405	11,685	11,180	85,226
Total capital expenditures	$15,929	$14,803	$12,224	$23,005	$11,685	$11,180	$88,826

Net cash provided by financing activities was approximately $8.9 million and $29.7 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. During the 2014 period, our significant financing cash sources were the receipt of approximately $11.0 million of proceeds of our Follow-on Offering, partially offset by dividends and distributions of approximately $3.8 million. During the 2013 period, we collected approximately $37.2 million from the sales of our Series B Preferred Stock and $20.0 million from proceeds of our Follow-on Offering, partially offset by net repayments on our $40.0 million revolving line of credit, or Line of Credit, of $14.8 million and net cash disbursements for mortgage debt refinancing and repayments of $10.4 million.

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

For the three-month periods ended March 31, 2014 and 2013, our declared dividends totaled approximately $3.9 million and $1.8 million, respectively. The first quarter 2013 results reflect a reduction of approximately $1.1 million from acquisition costs. Excluding the effect of these acquisition costs, our cash flows from operating activities were sufficient to fund our cash dividend distributions. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our Series A Preferred Stock dividend activity consisted of:

2014			2013
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2014	89,313	$454,344	January 31, 2013	19,732	$107,551
February 28, 2014	93,005	468,337	February 28, 2013	23,094	119,885
March 31, 2014	98,200	497,855	March 28, 2013	25,755	132,603

		$1,420,536		Total	$360,039

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

Our Common Stock dividend activity consisted of:

2014				2013
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 14, 2014	15,336,059	$0.16	$2,453,769	March 28, 2013	5,323,605	$0.145	$771,923

Our quarterly Common Stock dividend declaration on February 6, 2014 of $0.16 per share represented an overall increase of approximately 28% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 10.7%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;

•	capital expenditures needed for our multifamily communities;

•	costs associated with current and future capital raising activities;

•	costs to acquire additional multifamily communities and enter into new and fund existing lending opportunities; and

•	our minimum distributions necessary to maintain our REIT status.

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Follow-on Offering, Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Follow-on Series A Offering. See below for details regarding our Follow-on Offering of 900,000 Units. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

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

On October 11, 2013, the SEC declared effective our Follow-On Series A Registration Statement for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Series A Offering, the terms of the Follow-On Series A Offering are substantially similar to the terms of the Primary Series A Offering. As of March 31, 2014, we had issued an aggregate of 101,581 Units from our Primary Series A Offering and, subsequent to the expiration of our Primary Series A Offering on December 31, 2013, our Follow-on Offering, leaving 887,827 Units available to be issued from our Follow-on Offering.

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

On May 17, 2013, we filed our Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. The Shelf Registration Statement allows us to offer equity or debt securities in an amount of up to $200 million. In November 2013, we sold approximately 4.2 million shares of Common Stock via a public offering under the Shelf Registration Statement and collected net proceeds of approximately $30.7 million, which was used to pay off the balance of our Credit Facility and for other general corporate purposes.

On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as our sales agent. During April 2014, 756,910 shares of Common Stock were issued and sold at an average price of $8.10 per share pursuant to the ATM Offering, resulting in net proceeds of $5.94 million, after deducting commissions.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of March 31, 2014, our outstanding debt (both secured and unsecured) was approximately 41.4% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at March 31, 2014. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of March 31, 2014, we had long term mortgage indebtedness of approximately $140.9 million, all of which was incurred by us in connection with the acquisition or refinancing of our six multifamily communities. The outstanding balance includes fixed-rate debt of approximately $121.4 million, or 86.2% of the total mortgage debt balance, and floating-rate debt of approximately $19.5 million, or 13.8% of the total mortgage debt balance.

As of March 31, 2014, we had approximately $9.1 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant issued to IAA for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of March 31, 2014, we had outstanding 101,581 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2014, a total of 41,522 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 830,440 shares of Common Stock. The remainder of the Warrants outstanding at March 31, 2014 become potentially exercisable between April 16, 2014 and March 31, 2015 and have exercise prices that range between $9.42 and $11.64 per share. If all the outstanding Warrants at March 31, 2014 became exercisable and were exercised, gross proceeds to us would be approximately $20.7 million and we would as a result issue an additional 2,031,620 shares of Common Stock.

Contractual Obligations

As of March 31, 2014, our contractual obligations consisted of the seven mortgage notes secured by our acquired properties and the Credit Facility. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at March 31, 2014 of 0.15%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$29,244,763	$5,198,742	$10,433,910	$9,075,349	$4,536,762
Principal	140,873,000	594,353	1,498,447	39,562,233	99,217,967
Line of credit:
Interest	55,136	55,136	—	—	—
Principal	32,007,780	32,007,780	—	—	—
Total	$202,180,679	$37,856,011	$11,932,357	$48,637,582	$103,754,729

In addition, we had commitments to fund real estate loans totaling approximately $130 million, of which approximately $115.9 million had been funded at March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of March 31, 2014, we have one variable rate mortgage, on our Stone Rise community, with a principal amount of $19.5 million. This mortgage has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) under Freddie Mac's capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as the Stone Rise instrument matures in May 2018. Our Credit Facility accrues interest at a spread over LIBOR of 4.0%; this combined rate is uncapped. Because of the short term nature of this loan, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2014, would increase by approximately $197,000 on an annualized basis, or decrease by approximately $30,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.15% at March 31, 2014, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014 because of the material weakness in our internal control over financial reporting described below.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2013, and as of March 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that the Company had a material weakness in our internal control over financial reporting related to the design and effectiveness of technology and manual controls to ensure the completeness and accuracy of rental revenues, other property revenues, property operating and maintenance expense, and property salary and benefits reimbursement information received from our property manager. The potential impact of the material weakness is more fully described under Item 9A of the Company’s Annual Report on Form 10-K.
Management commenced actions described below in the section called Remediation Plan, to remediate the material weakness noted above.

Changes in internal control over financial reporting.

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Starting in the first quarter of 2014, the Company implemented a review control that tests certain property operating expense results for reasonableness by comparing the actual results to prior quarter actual results. As of March 26, 2014 the Company implemented controls over access to its property manager’s IT system.

Remediation plan

The Company has designed and is in the process of designing additional controls and processes to remediate the material weakness noted above. In addition to the controls that were added in the fourth quarter of 2013 and the first quarter of 2014, additional controls are being implemented in the second quarter of 2014 over: (i) the remaining property level operating expenses and revenues, (ii) IT software changes at our property manager, and (iii) the completeness of lease information used in the property level rent rolls.
As certain of these new controls are still being implemented and others have not been in place long enough for management to test their operating effectiveness to support the conclusion that the identified material weakness has been remediated, management concluded that, as of March 31, 2014, the material weakness in internal controls noted above still exists.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
At the end of the period covered by this Quarterly Report on Form 10-Q, we and our subsidiaries were not a party currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2013 that was filed with the SEC on March 17, 2014.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 12, 2014	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: May 12, 2014	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Consolidated balance sheets at March 31, 2014 and December 31, 2013, (ii) consolidated statements of operations for the three months ended March 31, 2014 and 2013, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.