Form 10-Q
period 2014-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2014-08-11
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of August 6, 2014 was 17,140,022.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
Assets

Real estate
Land	$36,270,576	$34,520,000
Building and improvements	151,600,470	147,510,836
Furniture, fixtures, and equipment	22,857,790	22,363,098
Construction in progress	352,463	55,226
Gross real estate	211,081,299	204,449,160
Less: accumulated depreciation	(18,760,757)	(14,133,421)
Net real estate	192,320,542	190,315,739
Real estate loans, net of deferred fee income ($16,514,083 and $14,332,658 carried at fair value)	116,323,854	103,433,147
Real estate loans to related parties, net	17,671,052	7,164,768
Total real estate and real estate loans, net	326,315,448	300,913,654

Cash and cash equivalents	9,677,630	9,180,431
Restricted cash	2,875,643	2,064,819
Notes receivable	15,596,387	10,248,178
Note receivable from related party	1,500,000	1,500,000
Revolving lines of credit to related parties	10,551,204	5,358,227
Accrued interest receivable on real estate loans	5,519,192	3,286,660
Acquired intangible assets, net of amortization of $13,886,914 and $12,569,581	344,083	907,883
Deferred loan costs, net of amortization of $995,904 and $963,043	1,617,847	1,719,194
Deferred offering costs	6,668,355	5,255,636
Tenant receivables and other assets	1,919,983	1,202,013

Total assets	$382,585,772	$341,636,695

Liabilities and equity

Liabilities
Mortgage notes payable	$140,816,950	$140,516,000
Revolving credit facility	37,283,306	29,390,000
Accounts payable and accrued expenses	3,171,512	1,638,401
Accrued interest payable	484,029	443,099
Dividends and partnership distributions payable	3,235,741	2,900,478
Acquired below market lease intangibles, net of amortization of $402,208	430,754	—
Security deposits and other liabilities	735,898	695,998
Total liabilities	186,158,190	175,583,976

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 989,408 shares authorized;
115,391 and 89,408 shares issued; 115,221 and 89,313 shares
outstanding at June 30, 2014 and December 31, 2013, respectively	1,152	893
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 16,636,359 and
15,294,578 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	166,363	152,945
Additional paid in capital	203,130,447	177,824,720
Accumulated deficit	(8,230,256)	(13,391,341)
Total stockholders' equity	195,067,706	164,587,217
Non-controlling interest	1,359,876	1,465,502
Total equity	196,427,582	166,052,719

Total liabilities and equity	$382,585,772	$341,636,695

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental revenues	$6,044,732	$5,062,433	$11,914,023	$9,362,672
Other property revenues	760,666	586,262	1,405,708	965,052
Interest income on loans and notes receivable	4,492,153	1,992,950	8,785,595	3,288,030
Interest income from related party	767,639	27,063	1,199,946	43,913
Total revenues	12,065,190	7,668,708	23,305,272	13,659,667

Operating expenses:
Property operating and maintenance	960,985	890,498	1,873,534	1,480,075
Property salary and benefits reimbursement to related party	609,104	553,096	1,234,365	1,032,983
Property management fees to related party	268,674	217,719	530,795	405,361
Real estate taxes	730,264	565,798	1,389,313	1,015,577
General and administrative	232,765	175,149	421,604	286,605
Equity compensation to directors and executives	445,924	290,165	890,146	599,086
Depreciation and amortization	3,296,780	4,884,319	5,605,306	8,996,622
Acquisition and pursuit costs	162,364	3,525	350,395	202,136
Acquisition fees to related party	—	121,087	57,268	1,029,487
Management fees to related party	731,521	467,763	1,420,270	851,631
Insurance, professional fees and other expenses	417,939	274,643	811,914	579,052
Total operating expenses	7,856,320	8,443,762	14,584,910	16,478,615

Operating income (loss)	4,208,870	(775,054)	8,720,362	(2,818,948)
Interest expense	1,784,398	1,242,829	3,500,049	2,384,764
Loss on early extinguishment of debt	—	604,337	—	604,337

Net income (loss)	2,424,472	(2,622,220)	5,220,313	(5,808,049)
Consolidated net (income) loss attributable
to non-controlling interests	(20,366)	36,670	(59,228)	98,156

Net income (loss) attributable to the Company	2,404,106	(2,585,550)	5,161,085	(5,709,893)

Dividends declared to preferred stockholders	(1,600,779)	(745,417)	(3,021,315)	(1,795,932)
Deemed non-cash dividend to holders of Series B
Preferred Stock	—	(7,028,557)	—	(7,028,557)
Earnings attributable to unvested restricted stock	(6,274)	(4,352)	(10,952)	(9,144)

Net income (loss) attributable to common stockholders	$797,053	$(10,363,876)	$2,128,818	$(14,543,526)

Net income (loss) per share of Common Stock, Available
to Common Stockholders, basic and diluted	$0.05	$(1.26)	$0.13	$(2.15)

Dividends per share declared on Common Stock	$0.16	$0.15	$0.32	$0.295

Weighted average number of shares of Common Stock outstanding:
Basic	16,287,354	8,198,340	15,804,766	6,752,050
Diluted	16,421,351	8,198,340	15,915,384	6,752,050

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2014 and 2013
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2013	$198	$52,885	$59,412,744	$(9,408,253)	$50,057,574	$1	$50,057,575
Issuance of Units	393	—	38,455,112	—	38,455,505	—	38,455,505
Syndication and offering costs	—	—	(6,387,968)	—	(6,387,968)	—	(6,387,968)
Equity compensation to executives and directors	—	21	599,065	—	599,086	—	599,086
Vesting of restricted stock	—	330	(330)	—	—	—	—
Vesting of Class B Units and conversion to Class A Units	—	—	(479,841)	—	(479,841)	479,841	—
Current period amortization of Class B OP Units	—	—	(449,289)	—	(449,289)	449,289	—
Conversion of Series B Preferred Stock to Common Stock	—	57,143	39,942,857	—	40,000,000	—	40,000,000
Net loss	—	—	—	(5,709,893)	(5,709,893)	(98,156)	(5,808,049)
Reallocation adjustment to non-controlling interests	—	—	(159,504)	—	(159,504)	159,504	—
Distributions to non-controlling interests	—	—	—	—	—	(31,560)	(31,560)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(1,105,457)	—	(1,105,457)	—	(1,105,457)
Dividends to series B preferred stockholders
($17.26 per share)	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.295 per share)	—	—	(2,431,957)	—	(2,431,957)	—	(2,431,957)
Balance at June 30, 2013	$591	$110,379	$126,704,956	$(15,118,146)	$111,697,780	$958,919	$112,656,699

Balance at January 1, 2014	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719
Issuance of Units	260	—	25,956,181	—	25,956,441	—	25,956,441
Redemptions of Series A Preferred Stock	(1)	59	(22,614)	—	(22,556)	—	(22,556)
Issuance of Common Stock	—	12,004	9,799,661	—	9,811,665	—	9,811,665
Syndication and offering costs	—	—	(3,289,788)	—	(3,289,788)	—	(3,289,788)
Equity compensation to executives and directors	—	22	157,325	—	157,347	—	157,347
Vesting of restricted stock	—	293	(293)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,040	565,158	—	566,198	(566,198)	—
Current period amortization of Class B OP Units	—	—	—	—	—	732,798	732,798
Net income	—	—	—	5,161,085	5,161,085	59,228	5,220,313
Reallocation adjustment to non-controlling interests	—	—	273,394	—	273,394	(273,394)	—
Distributions to non-controlling interests	—	—	—	—	—	(58,060)	(58,060)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(3,021,315)	—	(3,021,315)	—	(3,021,315)
Dividends to common stockholders ($0.32 per share)	—	—	(5,111,982)	—	(5,111,982)	—	(5,111,982)
Balance at June 30, 2014	$1,152	$166,363	$203,130,447	$(8,230,256)	$195,067,706	$1,359,876	$196,427,582

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$5,220,313	$(5,808,049)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	4,631,503	3,683,029
Amortization expense	973,803	5,313,593
Amortization of above and below market leases	(32,940)	(261,695)
Deferred fee income amortization	(592,308)	(145,519)
Deferred loan cost amortization	264,300	422,395
(Increase) in accrued interest income on real estate loans	(2,232,532)	(900,048)
Equity compensation to executives and directors	890,146	599,086
Deferred cable income amortization	(9,138)	(5,468)
Loss on asset disposal	2,804	—
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables and other assets	174,685	(53,426)
Prepaid interest on operating loans	53,308	—
Increase in accounts payable and accrued expenses	1,205,655	476,796
Increase (decrease) in accrued interest payable	40,930	(88,486)
(Decrease) in prepaid rents	(58,842)	(4,547)
(Decrease) increase in security deposits and other liabilities	(20,486)	12,090
Increase in deferred income	61,658	—
Net cash provided by operating activities	10,572,859	3,239,751

Investing activities:
Investments in real estate loans	(25,201,346)	(25,626,531)
Repayments of real estate loans	2,110,609	—
Notes receivable issued	(6,713,545)	(7,546,203)
Notes receivable repaid	1,328,465	956,665
Note receivable issued to and draws on line of credit by related party	(7,337,953)	(3,597,995)
Repayments of line of credit by related party	1,912,520	2,390,186
Acquisition fees received on real estate loans	687,378	1,017,440
Acquisition fees paid on real estate loans	(343,689)	(508,720)
Acquisition of properties	(5,701,393)	(33,476,928)
Additions to real estate assets - improvements	(996,571)	(642,428)
Proceeds from asset disposal	4,773	—
(Increase) in restricted cash	(583,994)	(811,880)
Net cash used in investing activities	(40,834,746)	(67,846,394)

Financing activities:
Proceeds from mortgage notes payable	13,357,000	59,045,000
Payments for mortgage extinguishment	(13,056,050)	(56,594,389)
Payments for deposits and other mortgage loan costs	(701,664)	(1,607,394)
Proceeds from lines of credit	19,283,306	30,129,147
Payments on lines of credit	(11,390,000)	(30,793,414)
Proceeds from sales of Series B Preferred Stock, net of offering costs	—	36,956,575
Proceeds from sales of Units, net of offering costs and redemptions	23,342,536	35,947,555
Proceeds from sales of Common Stock	9,513,500	—
Common Stock dividends paid	(4,905,466)	(1,543,539)
Series A Preferred Stock dividends paid	(2,896,958)	(1,598,854)
Distributions to non-controlling interests	(53,670)	(15,513)
Payments for deferred offering costs	(1,733,448)	(749,097)
Net cash provided by financing activities	30,759,086	69,176,077

Net increase in cash and cash equivalents	497,199	4,569,434
Cash and cash equivalents, beginning of period	9,180,431	2,973,509
Cash and cash equivalents, end of period	$9,677,630	$7,542,943

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows (unaudited) - continued

	Six months ended June 30,
	2014	2013
Supplemental cash flow information:
Cash paid for interest	$3,276,678	$2,668,558

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$199,708	$200,191
Dividends payable - common	$2,658,212	$1,660,034
Dividends payable - preferred	$556,020	$276,946
Deemed non-cash dividend to holders of Series B Preferred Stock	$—	$7,028,557
Partnership distributions payable to non-controlling interest	$21,509	$16,048
Accrued and payable deferred offering costs	$209,145	$499,932
Reclass of offering costs from deferred asset to equity	$295,319	$189,325
Bridge loans converted to mezzanine loan	$7,416,864	$—
Mortgage loans assumed on acquisitions	$—	$69,428,389
Mezzanine loan balance applied to purchase of property	$—	$6,326,898

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
(Unaudited)

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 10% of its assets in other real estate related investments, as determined by its Manager (as defined below) as appropriate for the Company. See note 16 for details regarding an amendment of the Company's investment strategy. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 6).

The Company completed its initial public offering, or IPO, on April 5, 2011. As of June 30, 2014, the Company had 16,636,359 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned units in the Operating Partnership which represented a weighted-average ownership percentage of 99.16% for the three-month period ended June 30, 2014. The number of partnership units not owned by the Company totaled 145,011 at June 30, 2014 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partner interest and plans to conduct substantially all of its business through the Operating Partnership.

Basis of Presentation

The unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The year end condensed balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 17, 2014.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives. Intangible assets and liabilities for multifamily communities include the values of in-place leases, customer relationships, and above-market or below-market leases. In-place lease values are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property, and which approximate market rates. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The values of customer relationships are estimated by calculating the product of the avoided hypothetical lost revenue and the average renewal probability and are amortized to operating expense over the average remaining historical period of residency, plus an estimate of the average expected renewal period. The amounts of above-market or below-market lease values are developed by comparing the Company's estimate of the average market rent to the average contract rent of the leases in place at the property acquisition date any amount. This ratio is applied on a lease by lease basis to derive a total asset or liability amount for the property. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases, plus any below market probable renewal options. Acquired intangible assets have no residual value.

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
June 30, 2014
(Unaudited)

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

Discontinued Operations

The Company evaluates all disposal groups for held-for-sale classification and for those disposal groups for which it will have no continuing involvement, nor receipt of cash flows post-disposal, for presentation in the consolidated financial statements according to criteria provided by ASC 360-10-45-9. If the disposal group meets the criteria necessary for held for sale classification, the assets and liabilities to be transferred upon sale or disposal are summarized into single line items entitled property held for sale on the consolidated balance sheets, and the results of operations are reclassified into a single line entitled gain/loss from discontinued operations on the consolidated statements of operations and depreciation expense is no longer recorded. Previous periods are similarly reclassified for comparability. In the event a disposal group no longer meets the criteria necessary for held for sale classification, any reclassification adjustments previously made to the assets, liabilities, and results of operations are reversed and depreciation expense is adjusted to recognize any such expense applicable to periods for which the disposal group was classified as held for sale.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity. Under this new guidance, a disposal of a component of an entity or a group of components of an entity shall only be reported in discontinued operations if

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is to be applied prospectively for annual and interim periods beginning on or after December 31, 2014, with early adoption permitted. Early adoption is not permitted for assets that have previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for the Company’s Trail Creek multifamily community, which was reported as held for sale in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2013 and in the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014. The Company does not expect the adoption of this guidance to materially impact its financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and may be applied using either a full retrospective or a modified approach upon adoption. The Company is currently evaluating the impact this standard may have on its financial statements.

3. Real Estate Assets
The Company's real estate assets consisted of six multifamily communities with 1,929 total units at June 30, 2014 and six multifamily communities with 1,789 total units at June 30, 2013. The acquired second phases of our Trail Creek and Summit Crossing communities are managed in combination with the initial phases of these communities, both of which were acquired in April 2011 and are therefore considered single properties. At June 30, 2014, the combined phases of our Trail Creek communities, which was previously classified as held for sale, was reclassified pursuant to action taken by the investment committee of the Company's Manager.

On February 12, 2014, the Company completed the acquisition of a 66,122 square foot retail shopping center in Woodstock, Georgia, or Woodstock Crossing, for $5,701,393, which approximated the fair value of the acquired assets and assumed liabilities.

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

The tenant improvements, in-place leases, above market leases, legal fees and commissions, and below-market leases will continue to be amortized over the remaining non-cancelable lease terms, which range from six months to ten years as of June 30, 2014, with a weighted average remaining lease term of 9.0 years as of June 30, 2014. Since the acquisition date of February 12, 2014, Woodstock Crossing contributed approximately $191,000 and $280,000 of revenue and $68,000 and $105,000 of net income to the Company's consolidated results for the three-month and six-month periods ended June 30, 2014, respectively. See note 6 for details regarding the acquisition fee paid related to this transaction. The Company expensed acquisition costs of approximately $268,000 in conjunction with the Woodstock Crossing acquisition.

On January 23, 2013, the Company completed the acquisition of 100% of the membership interests of the following three entities from Williams Multifamily Acquisition Fund, LP, a Delaware limited partnership, or WMAF, an entity whose properties were also managed by Preferred Residential Management LLC.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

•
Ashford Park REIT, Inc., the fee-simple owner of a 408-unit multifamily community located in Atlanta, Georgia, or Ashford Park, for a total purchase price of approximately $39.6 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs. The Company expensed acquisition costs of approximately $455,000 in conjunction with the Ashford Park acquisition.

•
Lake Cameron REIT, Inc., the fee-simple owner of a 328-unit multifamily community located in Raleigh, North Carolina, or Lake Cameron, for a total purchase price of approximately $30.5 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs. The Company expensed acquisition costs of approximately $358,000 in conjunction with the Lake Cameron acquisition.

•
McNeil Ranch REIT, Inc., the fee-simple owner of a 192-unit multifamily community located in Austin, Texas, or McNeil Ranch, for a total purchase price of approximately $21.0 million, exclusive of assumed mortgage debt, acquisition-related and financing-related transaction costs. The Company expensed acquisition costs of approximately $277,000 in conjunction with the McNeil Ranch acquisition.

Amortization of acquired intangible assets for the six-month period ended June 30, 2013 related to the Ashford Park, McNeil Ranch and Lake Cameron communities commenced on January 23, 2013, the date of acquisition. The intangible assets were amortized over a period ranging from the average remaining lease term, which was approximately six to twelve months, to the average remaining lease term plus the average estimated renewal period.
On December 4, 2013, pursuant to the approval of the investment committee of the Manager, the Company entered into an exclusive marketing agreement with an outside firm to market for sale the combined phases of its Trail Creek multifamily community (Trail I and Trail II). The operating results of the community were classified as held for sale at December 31, 2013 and March 31, 2014. Effective on December 4, 2013, the Company ceased recording depreciation on the combined Trail Creek community. On June 20, 2014, again pursuant to approval of the investment committee of the Manager, the Company removed the Trail Creek community from held for sale classification. As such, Trail Creek is included in the Company's consolidated financial statements for all periods presented.

In the second quarter of 2014, the Company recorded depreciation of approximately $435,000 and amortization expense of intangible assets of approximately $167,000 for the period from December 4, 2013 through March 31, 2014 for the combined Trail Creek multifamily community. The depreciation and amortization charges recorded for the three-month and six-month periods ended June 30, 2014 in the following table include these adjustments.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Depreciation:
Buildings and improvements	$1,416,130	$959,891	$2,358,876	$1,817,926
Furniture, fixtures, and equipment	1,320,962	994,271	2,272,627	1,865,103
	2,737,092	1,954,162	4,631,503	3,683,029
Amortization:
Acquired intangible assets	558,498	2,929,005	971,422	5,311,290
Website development costs	1,190	1,152	2,381	2,303
Total depreciation and amortization	$3,296,780	$4,884,319	$5,605,306	$8,996,622

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

4.     Real Estate Loans, Notes Receivable, and Line of Credit

At June 30, 2014, our portfolio of real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party	Current / deferred interest % per annum
		(1)

	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	12,153,000	$28,400,000	8 / 6
	Madison - Rome		Rome, GA (2)	11/13/2012	9/20/2015	N/A	5,360,042	$11,500,000	8 / 6
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6
	Crosstown Walk		Suburban Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6
	Haven West		Carrollton, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Starkville		Starkville, MS (5) (6)	6/16/2014	11/30/2015	6/16/17	6,116,384	$18,615,081	8.5 / 4.3
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA (7)	11/18/2013	8/18/2014	N/A	16,026,525	N/A	8 / 2
	Manassas		Northern VA (8)	12/23/2013	7/31/2014	N/A	10,932,000	N/A	8 / 5
	Irvine		Irvine, CA (9)	12/18/2013	9/30/2014	N/A	21,000,000	N/A	8.5 / 4.3
	Weems Road		Atlanta, GA (10)	4/14/2014	10/14/2014	N/A	5,700,000	N/A	8.5 / 4.3
	Kennesaw		Atlanta, GA (6) (11)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.3

							$158,274,983

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Manassas" - Oxford Palisades Apartments LLC; "Irvine" - 360 - Irvine, LLC; "Weems Road" - Weems Road Property Owner, LLC; and "Kennesaw" - Haven Campus Communities - Kennesaw, LLC.

(2)
Madison-Rome is a mezzanine loan for an 88,351 square foot retail development project. On October 16, 2013, the anchor tenant obtained a certificate of occupancy and took possession of approximately 54,340 square feet of space.

(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Planned 568-bed student housing community adjacent to the University of West Georgia campus.
(5)	A planned 152-unit, 536-bed student housing community adjacent to the Mississippi State University campus.
(6)	See note 6 - Related Party Transactions.
(7)	Bridge loan of up to approximately $16.0 million to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community in Atlanta, Georgia.
(8)
Bridge loan of up to approximately $10.9 million to partially finance the acquisition of land and predevelopment costs for a 304-unit multifamily community in Northern Virginia. The Company expects to convert this bridge loan to a mezzanine loan by August 21, 2014.

(9)	Bridge loan of up to $21.0 million to partially finance the acquisition of land and predevelopment costs for a 280-unit multifamily community in Irvine, California.
(10)	Bridge loan of up to approximately $5.7 million to partially finance the acquisition of land and predevelopment costs for a 310-unit multifamily community in Atlanta, Georgia.
(11)	Mezzanine loan of up to approximately $13.4 million in support of a planned 198-unit,792-bed student housing community adjacent to the campus of Kennesaw State University in Atlanta, Georgia.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Manassas, Irvine and Weems Road loans are also collateralized by the acquired land. The Haven West and Kennesaw loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

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

	As of June 30, 2014				Carrying amount as of
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	June 30, 2014	December 31, 2013
Project/Property

City Park	$10,000,000	$200,000	$100,000	$(59,621)	$9,940,379	$9,928,017
City Vista	12,153,000	243,040	121,520	(70,814)	12,082,186	12,063,939
Madison - Rome	5,360,042	107,201	53,600	(25,528)	5,334,514	5,322,770
Lely	11,959,918	254,265	127,133	(64,550)	11,895,368	11,402,372
Crosstown Walk	10,455,804	219,240	109,620	(37,567)	10,418,237	9,997,245
Overton	15,214,206	332,079	166,040	(97,391)	15,116,815	14,487,178
Haven West	6,691,269	138,816	69,408	(42,584)	6,648,685	5,582,018
Starkville	2,059,047	34,600	17,300	(42,592)	2,016,455	1,582,750
Founders' Village	9,866,000	197,320	98,660	(73,329)	9,792,671	7,572,698
Encore	9,007,044	320,531	160,265	(26,870)	8,980,174	7,716,421
Manassas	10,932,000	214,140	107,070	—	10,932,000	10,609,849
Irvine	16,559,297	298,634	149,317	(45,214)	16,514,083	14,332,658
Weems Road	5,344,166	94,356	47,178	(26,740)	5,317,426	—
Kennesaw	9,065,401	119,500	59,750	(59,488)	9,005,913	—

	$134,667,194	$2,773,722	$1,386,861	$(672,288)	$133,994,906	$110,597,915

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its mezzanine loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion
Project/Property	Begin	End

City Park	11/1/2015	3/31/2016	$30,945,845	284
City Vista	2/1/2016	5/31/2016	$43,560,271	272
Madison - Rome	N/A	N/A	N/A	N/A
Lely	4/1/2016	8/30/2016	$43,500,000	308
Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342
Overton	7/8/2016	12/8/2016	$51,500,000	294
Haven West	8/1/2016	1/31/2017	$26,138,466	160
Starkville	9/1/2016	11/30/2016	(1)	152
Founders' Village	2/1/2016	9/15/2016	$44,266,000	247
Encore	N/A	N/A	N/A	340
Manassas	N/A	N/A	N/A	304
Irvine	N/A	N/A	N/A	280
Weems Road	N/A	N/A	N/A	310
Kennesaw	9/1/2016	11/30/2016	(1)	198

				3,491

(1) The purchase option price is to be calculated as a discount based on a 50 basis point increase from the market cap rate at the time of exercise of the purchase option.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

At June 30, 2014, our portfolio of notes and line of credit receivable consisted of:

Borrower	Type of instrument	Date of loan	Maturity date	Total loan commitments	Carrying Amount	Interest rate

360 Residential, LLC	Bridge loan	3/20/2013	12/31/2014	$2,000,000	$440,771	8%	(1)
TPKG 13th Street Development, LLC	Land acquisition loan	5/3/2013	8/1/2014	7,200,000	7,200,000	8%	(2)
Preferred Capital Marketing Services, LLC	Promissory note	1/24/2013	1/23/2015	1,500,000	1,500,000	10%
Riverview Associates, Ltd.	Promissory note	12/17/2012	12/16/2014	1,300,000	1,300,000	8%	(3)
Pecunia Management, LLC	Subordinated loan	11/16/2013	11/15/2014	200,000	200,000	10%
Oxford Contracting LLC	Promissory note	8/27/2013	4/30/2017	1,500,000	1,475,000	8%	(4)
Preferred Apartment Advisors, LLC	Revolving credit line	8/21/2012	12/31/2015	9,500,000	8,920,869	8%	(5)
				$23,200,000	$21,036,640

(1) Amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan, which include an additional 6% deferred interest, are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) Note pays current interest at 8% per annum, plus an additional interest amount necessary to provide the Company with a 14% cumulative simple rate of return through August 31, 2013, scaling upward to 20% per annum on January 1, 2014 and thereafter. The loan was amended on March 17, 2014 to extend the maturity date to August 1, 2014. The borrower paid deferred interest of $351,491 and repaid principal of $164,743 at the date of amendment. The note is collateralized by a pledge of 100% of the membership interests of the project as well as by a first mortgage on the property. See Note 16.

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

Also, the Company originated revolving lines of credit during the second quarter of 2014, as follows:

Borrower	Origination date	Total loan commitments	Interest rate	Maturity date	Carrying amount at June 30, 2014

Haven Campus Communities, LLC	6/11/2014	$4,000,000	12%	6/30/2016	$1,630,335
Oxford Capital Partners, LLC	6/27/2014	4,200,000	12%	6/30/2016	3,234,958
Newport Development Partners, LLC	6/17/2014	3,000,000	12%	6/30/2016	1,745,658

		$11,200,000			$6,610,951
The Haven and Newport instruments are collateralized in full by guaranties of repayment issued by the principals of the borrowers, which are not affiliates of the Company. The Oxford line of credit is collateralized by guaranties of repayment issued by the principals of the borrowers, which are not affiliates of the Company, up to the lesser of 25% of the outstanding principal balance or $1,000,000. Haven Campus Communities, LLC is a related party, as described in note 6.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Real estate loans:
Current interest payments	$2,628,833	$975,905	$4,928,126	$1,708,085
Additional accrued interest	1,697,017	678,848	3,211,178	1,121,837
Deferred loan fee revenue	272,399	88,383	580,856	115,694
Total real estate loan revenue	4,598,249	1,743,136	8,720,160	2,945,616
Interest income on notes and lines of credit	661,543	276,877	1,265,381	386,327
Interest income on loans and notes receivable	$5,259,792	$2,020,013	$9,985,541	$3,331,943

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
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Park, City Vista, Overton, Crosstown Walk, Lely, Haven West, Founders' Village, and Kennesaw loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2014 of approximately $85.4 million. The maximum aggregate amount of loans to be funded as of June 30, 2014 was approximately $93.1 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Park, City Vista, Founders' Village and Manassas real estate loans, the promissory note to Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $58.1 million (with a total commitment amount of $60.1 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of June 30, 2014.

The borrowers and guarantors behind the Crosstown Walk, City Park, City Vista, Founders' Village and Manassas real estate loans, the promissory note to Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $1.9 million and $1.3 million for the three-month periods ended June 30, 2014 and 2013, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

5. Redeemable Preferred Stock and Equity Offerings
The Company's Follow-on Offering is being offered by the dealer manager on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. On June 26, 2014, the Company amended the redemption schedule of the Preferred Stock to allow redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.
As of June 30, 2014, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $10.8 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $6.9 million. As of June 30, 2014, the Company had issued 115,391 Units and collected net proceeds of approximately $104.5 million from the Primary Series A Offering after commissions.  A total of 170 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 11.7% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 11.7% of the approximate $6.9 million deferred to date, or approximately $801,000 as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $6.7 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at June 30, 2014.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offerings.

Aggregate offering expenses, including selling commissions and dealer manager fees, will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Offering, of which the Company will reimburse its Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of the board of directors, the Company may reimburse its Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

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
On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $445,000 as of June 30, 2014. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered. During November 2013, the Company sold approximately 4.2 million shares of Common Stock and collected net proceeds of approximately $30.7 million, or 16.5% of the total amount of securities available for issuance under the Shelf Registration Statement. These offering costs related to the Shelf Registration Statement will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

sales agent. Through June 30, 2014, the Company sold approximately 1.2 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $9.5 million.
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

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended		Six months ended
Type of Compensation	Basis of Compensation	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$332,902	$475,633	$400,958	$1,538,207
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	493,709	314,691	960,577	580,492
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	268,674	217,719	530,795	405,361
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	237,812	153,072	459,693	271,139

		$1,333,097	$1,161,115	$2,352,023	$2,795,199

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended June 30,		Six months ended June 30,
2014	2013	2014	2013
$609,104	$553,096	$1,234,365	$1,032,983

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $218,240 and $148,754 for the six-month periods ended June 30, 2014 and 2013, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West, Starkville, Kennesaw real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including disposition fees based on the lesser of (A) one-half of the commission that would be reasonable and customary; and (B) 1% of the sale price of the asset.

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

The Company did not incur any of these other potential fees during the three-month or six-month periods ended June 30, 2014 or 2013.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

2014			2013
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2014	89,313	$454,344	January 31, 2013	19,732	$107,551
February 28, 2014	93,005	468,337	February 28, 2013	23,094	119,885
March 31, 2014	98,200	497,855	March 28, 2013	25,755	132,603
April 30, 2014	101,436	510,905	April 30, 2013	41,492	220,874
May 30, 2014	105,630	533,800	May 31, 2013	48,098	247,596
June 30, 2014	109,865	556,074	June 28, 2013	53,749	276,948

	Total	$3,021,315		Total	$1,105,457

In addition, the Company declared on February 7, 2013 and paid a cash dividend on its Series B Preferred Stock at the same rate and frequency as those dividends declared on the Common Stock, equal to 5,714,274 as-converted shares of Common Stock, in an aggregate amount of $690,476.

The Company's dividend activity on its Common Stock for the six-month periods ended June 30, 2014 and 2013 was:

2014				2013
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 14, 2014	15,336,059	$0.16	$2,453,769	March 28, 2013	5,323,605	$0.145	$771,923
June 16, 2014	16,613,827	0.16	2,658,212	June 26, 2013	11,066,895	$0.15	1,660,034

		$0.32	$5,111,981			$0.295	$2,431,957

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At June 30, 2014, the Company had 145,011 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. On May 8, 2014, the Operating Partnership declared cash distributions to holders of Class A OP Units totaling $21,509, which were paid on July 17, 2014. On February 6, 2014, the Operating Partnership declared cash distributions to holders of Class A OP Units totaling $36,552, which were paid on April 22, 2014. On February 7, 2013, the Operating Partnership declared cash distributions to holders of Class A OP Units totaling $15,513, which were paid on April 25, 2013. On May 9, 2013, the Operating Partnership declared cash distributions to holders of Class A OP Units totaling $16,048, which were paid on July 31, 2013.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
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

Equity compensation expense by award type for the Company was:

	Three-month period ended June 30,		Six-month period ended June 30,		Unamortized expense as of June 30,
	2014	2013	2014	2013	2014

Quarterly board member committee fee grants	$—	$—	$17,928	$18,168	$—
Class B Unit awards:
Executive officers - 2012	—	—	—	2,580	—
Executive officers - 2013	—	215,555	2,318	428,791	—
Executive officers - 2014	370,864	—	730,481	—	730,961
Vice chairman of board of directors	—	10,249	—	20,498	—
Restricted stock grants:
2012	—	21,562	—	86,250	—
2013	21,453	42,799	85,812	42,799	—
2014	53,607	—	53,607	—	268,356

Total	$445,924	$290,165	$890,146	$599,086	$999,317

Restricted Stock Grants

On May 9, 2013, the Company granted a total of 29,016 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $8.85 and total compensation cost in the amount of $256,792 was recognized on a straight-line basis over the period ending with the vest date, which was May 8, 2014. On January 1, 2014, 1,957 shares of restricted stock from this grant were forfeited upon the transition of the vice chairman of the Company's board of directors from an independent director status to an employee of the Manager.

On January 1, 2014, the Company granted 2,178 shares of restricted Common Stock to a new independent board member, in pro-rata payment of his annual retainer fee. The per-share fair value was $8.04 and total compensation cost in the amount of $17,511 was recognized on a straight-line basis over the period beginning on the date of grant and ending on May 8, 2014.

On May 8, 2014, the Company granted a total of 39,216 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $8.21 and total compensation cost in the amount of $321,963 will be recognized on a straight-line basis over the period ending on the earlier of first anniversary of the grant date and the date of the next annual meeting of the Company's stockholders.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

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

Class B OP Units

On January 2, 2013, pursuant to the limited partnership agreement of the Operating Partnership, the Company granted $142,046 Class B Units of the Operating Partnership, or Class B OP Units, to certain of its executive officers as compensation for service in 2013. On January 2, 2014, the Company granted 239,556 Class B OP Units for service to be rendered during 2014.

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

Because of the market condition vesting requirement that determines the transition of the Vested Class B OP Units to Earned Class B OP Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On January 3, 2013, the 106,988 outstanding Class B OP Units for service provided during 2012 became fully vested and earned and automatically converted to Class A OP Units of the Operating Partnership. On January 2, 2014, 131,464 of the 142,046 outstanding Class B OP Units for 2013 became fully vested and earned and automatically converted to Class A OP Units of the Operating Partnership. The remaining 10,582 unvested 2013 Class B OP Units became vested and earned and automatically converted to Class A OP Units of the Operating Partnership on June 30, 2014.

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
June 30, 2014
(Unaudited)

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

9. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

	Acquisition/	Principal balance as of
	refinancing date	June 30, 2014	December 31, 2013	Maturity date	Interest rate

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	Fixed	4.22%	(1)
Stone Rise	4/15/2011	19,467,661	19,500,000	5/1/2018	1 month LIBOR+	2.77%	(2) (3)
Summit Crossing	4/21/2011	20,838,289	20,862,000	5/1/2018	Fixed	4.71%	(2)
Summit II	3/20/2014	13,357,000	13,000,000	4/1/2021	Fixed	4.49%	(4)
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	Fixed	3.13%	(5)
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	Fixed	3.13%	(5)
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	Fixed	3.13%	(5)

Total		$140,816,950	$140,516,000

(1) Monthly payments of interest only are due through July 1, 2020, followed by monthly payments of accrued interest and principal based on a 30-year amortization period through the maturity date.
(2) Monthly payments of interest only were due through May 1, 2014, followed by monthly payments of accrued interest and principal based on a 30-year amortization period through the maturity date.
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
The Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 95% of AFFO for the trailing rolling four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense. See note 16 for details regarding an amendment of the terms of the Credit Facility.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

As of June 30, 2014, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		36.1%
Net worth	Minimum $160,000,000	(2)	$196,427,582
Debt yield	Minimum 8.25%		8.97%
Payout ratio	Maximum 95%	(3)	86.3%
Total leverage ratio	Maximum 65%		45.4%
Debt service coverage ratio	Minimum 1.50x		3.93x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $160 million, plus 75% of the net proceeds of any equity offering, which totaled $188,245,500 as of June 30, 2014.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended June 30, 2014, the maximum dividends and distributions allowed under this covenant was $15,971,623.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility, as well as the mortgage debt on the Company's multifamily communities, are amortized over the lives of the loans. At June 30, 2014, aggregate unamortized loan costs were approximately $1.6 million, which will be amortized over a weighted average remaining loan life of approximately 5.3 years. The weighted average interest rate for the Credit Facility was 4.2% for the six-month period ended June 30, 2014.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Trail Creek	$317,757	$143,760	$632,220	$265,827
Stone Rise	151,615	154,038	302,158	306,734
Summit Crossing	410,585	254,823	780,372	506,916
Ashford Park	215,729	215,729	429,230	382,508
McNeil Ranch	118,317	118,317	235,447	211,879
Lake Cameron	165,319	165,318	328,919	297,592

	1,379,322	1,051,985	2,708,346	1,971,456
Revolving credit facility	405,076	190,844	791,703	413,308
Interest expense	$1,784,398	$1,242,829	$3,500,049	$2,384,764

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments, including its line of credit as of June 30, 2014 were:

Period	Future principal payments
2014	$37,636,159
2015	730,292
2016	753,913
2017	787,117
2018	38,669,093
thereafter	99,523,682

Total	$178,100,256

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate as of June 30, 2014 and December 31, 2013.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which begins on October 9, 2014. The amount guarantied by the Company is $5.0 million and is reduced by $400,000 per year over the term of the lease.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

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

Retail - consists of owned shopping centers and other retail assets. At June 30, 2014, this consisted solely of Woodstock Crossing.

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
June 30, 2014
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

	June 30, 2014	December 31, 2013

Assets:
Multifamily communities	$193,351,429	$196,368,297
Financing	167,184,820	131,079,309
Retail	6,281,333	—
Other	15,768,190	14,189,089
Consolidated assets	$382,585,772	$341,636,695

Total capitalized expenditures of $638,900 and $369,808 were recorded for the six months ended June 30, 2014 and 2013, respectively (excluding the purchase prices of Ashford Park, McNeil Ranch, Lake Cameron and Trail II during the six months ended June 30, 2013), and depreciation and amortization expense shown in the table below was wholly attributable to the multifamily communities segment, except for $76,111 and $106,144, which were amounts attributable to the retail segment for both the three months and six months ended June 30, 2014, respectively. Interest expense shown in the table below was attributable to the multifamily communities segment, except for $405,076 and $190,844, which were amounts attributable to the financing segment for the three months ended June 30, 2014 and 2013, respectively, and $791,703 and $413,308 for the six months ended June 30, 2014 and 2013, respectively.

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues

Multifamily communities	$6,614,673	$5,648,695	$13,040,121	$10,327,724
Financing	5,259,792	2,020,013	9,985,541	3,331,943
Retail	190,725	—	279,610	—
Consolidated revenues	$12,065,190	$7,668,708	$23,305,272	$13,659,667

Segment net operating income (Segment NOI)

Multifamily communities	$3,841,866	$3,220,311	$7,607,721	$6,035,182
Financing	5,259,792	2,020,013	9,985,541	3,331,943
Retail	143,647	—	211,109	—

Consolidated segment net operating income	9,245,305	5,240,324	17,804,371	9,367,125

Interest	1,784,398	1,847,166	3,500,049	2,989,101
Depreciation and amortization	3,296,780	4,884,319	5,605,306	8,996,622
Professional fees	300,805	130,407	574,653	295,729
Management fees	731,521	467,763	1,420,270	851,631
Acquisition costs	162,364	124,612	407,663	1,231,623
Equity compensation to directors and executives	445,924	290,165	890,146	599,086
Other	99,041	118,112	185,971	211,382

Net income (loss)	$2,424,472	$(2,622,220)	$5,220,313	$(5,808,049)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$2,424,472	$(2,622,220)	5,220,313	(5,808,049)
Net (income) loss attributable to non-controlling interests	(20,366)	36,670	(59,228)	98,156
Net income (loss) attributable to the Company	2,404,106	(2,585,550)	5,161,085	(5,709,893)
Dividends declared to preferred stockholders (A)	(1,600,779)	(745,417)	(3,021,315)	(1,795,932)
Deemed non-cash dividend to holders of Series B Preferred Stock	—	(7,028,557)	—	(7,028,557)
Earnings attributable to unvested restricted stock (B)	(6,274)	(4,352)	(10,952)	(9,144)
Net income (loss) attributable to common stockholders	$797,053	$(10,363,876)	$2,128,818	$(14,543,526)

Denominator:
Weighted average number of shares of Common Stock - basic	16,287,354	8,198,340	15,804,766	6,752,050
Effect of dilutive securities: (C)
Warrants	—	—	—	—
Class B OP Units	131,468	—	109,548	—
Unvested restricted stock	2,529	—	1,070	—
Weighted average number of shares of Common Stock - diluted	16,421,351	8,198,340	15,915,384	6,752,050

Income (loss) per share of Common Stock:
Basic	$0.05	$(1.26)	$0.13	$(2.15)

Diluted	$0.05	$(1.26)	$0.13	$(2.15)

(A) The Company’s 115,221 shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's outstanding unvested restricted share awards (39,216 and 29,016 shares of Common Stock at June 30, 2014 and 2013, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss for the three-month and six-month periods ended June 30, 2013, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expires on March 31, 2015, and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 2,307,820 shares of Common Stock, from the diluted shares calculations because the effect was antidilutive. Class A OP Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

14. Pro Forma Financial Information

The Company’s condensed pro forma financial results, assuming the acquisitions of Ashford Park, McNeil Ranch, Lake Cameron, and Trail II were hypothetically completed on January 1, 2013, and for the commencement of business operations for Summit II on February 1, 2013 were:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Pro forma:
Revenues	$12,065,190	$8,285,535	$23,297,672	$15,184,987

Net income (loss)	$2,775,733	$(3,791,770)	$6,015,129	$(8,161,482)

Net income (loss) attributable to the Company	$2,752,269	$(3,737,109)	$5,946,637	$(8,022,368)

Net income (loss) attributable to common stockholders	$1,145,216	$(11,515,435)	$2,914,370	$(16,856,001)

Net income (loss) per share of Common Stock
attributable to common stockholders:
Basic	$0.07	$(1.40)	$0.18	$(2.50)
Diluted	$0.07	$(1.40)	$0.18	$(2.50)

Weighted average number of shares of Common Stock outstanding:
Basic	16,287,354	8,198,340	15,804,766	6,752,050
Diluted	16,421,351	8,198,340	15,915,384	6,752,050

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

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable. Accrued interest included in the carrying values of the Company's real estate loans was approximately $5.3 million and $3.1 million at June 30, 2014 and December 31, 2013, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2014
(Unaudited)

	As of June 30, 2014
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$139,259,097	$144,362,813	$—	$—	$144,362,813
Notes receivable	17,351,389	17,351,389	—	—	17,351,389
Lines of Credit receivable	10,551,204	10,551,204	—	—	10,551,204
	$167,161,690	$172,265,406	$—	$—	$172,265,406
Financial Liabilities:
Mortgage notes payable	$140,816,950	$141,667,777	$—	$—	$141,667,777
Revolving credit facility	37,283,306	37,283,306	—	—	37,283,306
	$178,100,256	$178,951,083	$—	$—	$178,951,083

	As of December 31, 2013
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$113,718,233	$119,152,117	$—	$—	$119,152,117
Notes receivable	10,248,178	10,248,178	—	—	10,248,178
Line of Credit receivable	5,358,227	5,358,227	—	—	5,358,227
	130,824,638	136,258,522	$—	$—	$136,258,522
Financial Liabilities:
Mortgage notes payable	$140,516,000	$137,116,549	$—	$—	$137,116,549
Revolving credit facility	29,390,000	29,390,000	—	—	29,390,000
	$169,906,000	$166,506,549	$—	$—	$166,506,549

(1) Includes the Irvine loan of $16,514,083 and $14,332,658 at June 30, 2014 and December 31, 2013, respectively, for which the Company elected to account for utilizing the fair value option on a recurring basis. The change in fair value was due to an additional drawn amount.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at June 30, 2014, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects. At the date of the Irvine loan, the Company elected the fair value option as the carrying amount of the loan. The significant unobservable input into this level 3 fair value assessment classification includes a remote possibility of realization of the $2 million exit fee. Because the interest rate of the loan approximated market rates for similar loans, and due to the short term nature of the loan, the Company determined that the face amount of the loan approximated its fair market value.

The fair value of the Company’s variable rate mortgage is believed to approximate its carrying value, as long as market interest rates remain below the level of the interest rate cap in place on this note. The fair values of the fixed rate mortgages on the Company’s other properties were developed using market quotes of the fixed rate yield index and spread for seven year notes as of the reporting date. Consideration is taken of the current margin rates and spreads relative to the interest rate caps in performing this analysis. The present values of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

16. Subsequent Events

Between July 1, 2014 and July 31, 2014, the Company issued 8,220 Units and collected net proceeds of approximately $7.4 million under its Follow-on Offering.
During July 2014, 438,864 shares of Common Stock were issued and sold at an average price of $9.00 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $3.8 million, after commissions.

On July 25, 2014, we closed on a bridge loan of up to $2.4 million to acquire a parcel of land adjacent to our Summit Crossing multifamily community for a planned third phase of that community. The loan pays current monthly interest of 10% per annum and matures on July 31, 2015.
As of July 25, 2014, we entered into a purchase agreement to acquire four multifamily communities located in Kansas City, Kansas, Dallas, Texas, Nashville, Tennessee, and Houston, Texas representing an aggregate of 1,397 units, for an aggregate purchase price of approximately $181.7 million. With the closing of this transaction, we will own 3,326 multifamily units, with an additional 3,491 units under construction through our mezzanine loan program.

On July 29 and August 1, 2014, we entered into purchase agreements to acquire nine grocery-anchored necessity retail shopping centers located in various cities in Georgia, Florida, South Carolina, Texas and Tennessee, for an aggregate purchase price of approximately $125.0 million.

Effective on August 7, 2014, our board of directors amended the maximum percentage of our total assets which may be invested in other real estate related investments from 10% to 20% of our assets, as defined.

On July 1, 2014, we increased our borrowing capacity on our revolving credit facility through Key Bank National Association from $40 million to $45 million and extended the maturity date to July 1, 2015. Once our operating real estate assets equal or exceed $300 million, our borrowing capacity is increased to $50 million.

On August 8, 2014, we refinanced our Woodstock Crossing asset with a mortgage loan which bears interest at 4.71% per annum and matures on August 8, 2021. Net proceeds to the Company were approximately $3.0 million.

On August 7, 2014, we extended the maturity of our 13th Street bridge to loan to September 30, 2014 and collected $250,000, which consisted of $45,892 of current interest and $204,108 of deferred interest.

On August 7, 2014, the Company declared a dividend on its Common Stock of $0.16 per share, payable on October 15, 2014 to all stockholders of record on September 15, 2014.
On August 7, 2014, the Company granted 1,350 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $8.80, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $11,880 was recorded in full at the grant date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

As of June 30, 2014, we had cumulatively issued 115,391 Units and collected net proceeds of approximately $104.5 million from our Primary Series A Offering, and pursuant to Pre-Effective Amendment No. 2 for the Follow-On Offering registration statement on Form S-3, which increased the Follow-On Offering to 900,000 Units.

During the second quarter of 2014, we issued approximately 1.2 million shares of Common Stock pursuant to our at the market offering, or ATM Offering, through MLV & Co. LLC as our sales agent, under our Shelf Registration Statement, and collected net proceeds of approximately $9.5 million.

As of July 25, 2014, we entered into a purchase agreement to acquire four multifamily communities located in Kansas City, Kansas, Dallas, Texas, Nashville, Tennessee, and Houston, Texas representing an aggregate of 1,397 units, for an aggregate purchase price of approximately $181.7 million.

On July 29 and August 1, 2014, we entered into purchase agreements to acquire nine grocery-anchored necessity retail shopping centers located in various cities in Georgia, Florida, South Carolina, Texas and Tennessee, for an aggregate purchase price of approximately $125 million. In connection with these planned necessity retail acquisitions, our current strategy is to aggregate a critical mass of necessity retail shopping center assets within New Market Properties, LLC, a wholly owned subsidiary of our operating partnership, and then spin off , sell or distribute New Market Properties into an independent, publicly traded REIT as soon as we believe it has reached scale. Moreover, there is an expectation that the Company will continue to own an investment in New Market Properties following such spin off, sale or distribution.

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

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make bridge and mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our assets in other real estate related investments, as determined by our Manager as appropriate for us.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 99% interest as of June 30, 2014.

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

               Favorable U.S. Treasury yields and competitive lender spreads have created an improved borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for borrowing as the equity and debt markets continue to view the U.S. multifamily sector as a desirable investment.  We expect the supply of multifamily housing units to continue to grow at a measured rate as market rent increases will boost revenue expectations, allowing developers to overcome financing, commodity and other cost challenges, and make new projects viable.

                We believe the combination of a more sustainable current and future lending approach from the financial industry, coupled with continued hesitance and reluctance among prospective homebuyers to believe the net benefits of home ownership are greater than the flexibility offered through renting will continue to work in the multifamily sector's favor, resulting in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.  In addition, we believe immigration rates to the U.S. may be lower than in recent years, driven by legislation in place in certain states and federal legislative efforts aiming to curb illegal immigration.  As new residents of the U.S. are believed to be primarily renters rather than home buyers, we expect a marginal softening of market conditions due to this factor.  More than offsetting this effect, we believe, will be a firming effect on market conditions by the ongoing migration of the domestic echo-boomer generation into the workforce and the declining rate of homeownership in the United States, resulting in a net increase in demand for rental housing.

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
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity. Under this new guidance, a disposal of a component of an entity or a group of components of an entity shall only be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is to be applied prospectively for annual and interim periods beginning on or after December 31, 2014, with early adoption permitted. Early adoption is not permitted for assets that have previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for our Trail Creek multifamily community, which was reported as held for sale in our Annual Report on Form 10-K for the twelve-month period ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014. The Company does not expect the adoption of this guidance to materially impact its financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and may be applied using either a full retrospective or a modified approach upon adoption. We are currently evaluating the impact this standard may have on our financial statements.

Results of Operations

Overview

We commenced business operations in April of 2011 with our initial public offering. Our portfolio of real estate assets, as of June 30, 2014, consisted of six wholly-owned multifamily communities totaling 1,929 units, one retail asset, ten mezzanine real estate construction loans that are partially financing the construction of nine multifamily communities and one grocery-anchored necessity retail shopping center, and four land acquisition bridge loans. The total aggregate amount of our real estate loan commitments was approximately $158.3 million at June 30, 2014. All nine of our multifamily related mezzanine loans contain exclusive limited options to purchase the properties once developed and stabilized, which if all are exercised, would add 2,257 units to our portfolio.

We recorded net income attributable to common stockholders of approximately $0.8 million and a net loss attributable to common stockholders of approximately $10.4 million for the three-month periods ended June 30, 2014 and 2013, respectively.

The highlights of the second quarter of 2014 included:

•
Normalized FFO, or NFFO, was $4,253,687, or $0.26 per basic weighted average share of Common Stock and class A unit of our operating partnership (“Class A OP Unit”) outstanding for the second quarter 2014, an increase of approximately 91% from our NFFO result of $2,230,942 or $0.27 per basic weighted average share of Common Stock and Class A OP Unit outstanding for the second quarter 2013.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $3,411,333, or $0.21 per weighted average share of Common Stock and Class A OP Unit outstanding for the second quarter 2014, an increase of approximately 80% from our AFFO result of $1,896,365, or $0.23 per weighted average share of Common Stock and Class A OP Unit outstanding for the second quarter 2013. AFFO is calculated after deductions for all preferred dividends.

•
Funds From Operations, or FFO, was $4,091,323, or $0.25 per basic weighted average share of Common Stock and Class A OP Unit outstanding for the second quarter 2014, versus our FFO result of $(5,526,564), or $(0.67) per share of Common Stock and Class A OP Unit outstanding result for the second quarter 2013.

•
The second quarter 2013 NFFO, AFFO and FFO per share operating results reported above were significantly affected by the anomaly of the timing of the automatic conversion of the Company's Series B Convertible Preferred Stock ("Series B Preferred") previously issued in our January 2013 private placement transaction into shares of our Common Stock. Specifically, the conversion occurred on May 16, 2013. Had the Series B Preferred converted as of April 1, 2013, then, on a basic weighted average share basis, the 5,714,274 shares of Common Stock into which the Series B Preferred converted would have been deemed outstanding for the full quarter. The Company's per share operating results for the second quarter 2013 would have been as follows: NFFO - $0.20, AFFO - $0.17 and FFO - $(0.50). These adjusted results would have reflected an increase in the second quarter 2014 NFFO and AFFO per share of approximately 30% and 24%, respectively, compared to the second quarter 2013.

•	As of June 30, 2014, our total assets were approximately $383 million, an increase of approximately $122 million, or 47% compared to our total assets of $260 million at June 30, 2013.

•	Total revenues for the second quarter 2014 were $12,065,190, an increase of approximately $4.4 million, or approximately 57%, compared to the second quarter 2013.

•	For the three-month period ended June 30, 2014, our average physical occupancy was 95.9%.

•
Cash flow from operations for the second quarter 2014 was $5,464,093. This represents an increase of approximately $3.0 million, or approximately 120% compared to cash flow from operations for the second quarter 2013.

•	On April 14, 2014, we closed a bridge loan of up to $5.7 million to partially finance the acquisition of land and predevelopment costs for a 310-unit multifamily community in Atlanta, Georgia.

•
On April 15, 2014, we closed a bridge loan of up to approximately $7.5 million to partially finance the acquisition of land and predevelopment costs of a student housing project to be located in Atlanta, Georgia, adjacent to Kennesaw State University.

On June 27, 2014, this loan was converted into a mezzanine loan with a total commitment amount of approximately $13.4 million.

•
On June 16, 2014, we converted a $1.7 million bridge loan into a mezzanine loan of approximately $6.1 million in order to complete the required capital supporting the construction of a 152-unit, 536-bed student housing project in Starkville, Mississippi, adjacent to Mississippi State University.

•
On May 8, 2014, we declared a quarterly dividend on our Common Stock of $0.16 per share, which was paid on July 15, 2014 to all common stockholders of record as of June 16, 2014. Our aggregate cash dividend declarations on our Common Stock and Class A OP Units of Preferred Apartment Communities Operating Partnership, L. P., or our Operating Partnership, for the second quarter 2014 totaled $2,679,721. In addition, dividends declared on our Series A Redeemable Preferred Stock for the second quarter 2014 totaled $1,600,779.

•
Our Common Stock dividend of $0.16 per share for the second quarter 2014 represents a 28% overall growth rate from our initial Common Stock dividend of $0.125 per share, or approximately 9.4% on an annualized basis since June 30, 2011.

•	At June 30, 2014, our leverage as measured by the ratio of our debt to the undepreciated book value of our total assets was approximately 44.4%.

•
As of July 25, 2014, we entered into a purchase agreement to acquire four multifamily communities located in Kansas City, Kansas, Dallas, Texas, Nashville, Tennessee, and Houston, Texas representing an aggregate of 1,397 units, for an aggregate purchase price of approximately $181.7 million. With the closing of this transaction, we will own 3,326 multifamily units, with an additional 3,491 units under construction through our mezzanine loan program.

•
On July 29 and August 1, 2014, we entered into purchase agreements to acquire nine grocery-anchored necessity retail shopping centers located in various cities in Georgia, Florida, South Carolina, Texas and Tennessee, for an aggregate purchase price of approximately $125 million.

•
On July 1, 2014, we increased our borrowing capacity on our revolving credit facility through Key Bank National Association from $40 million to $45 million. Once our operating real estate assets equal or exceed $300 million, our borrowing capacity is increased to $50 million.

Acquired properties

On February 12, 2014, we completed the acquisition of Woodstock Crossing, a 66,122 square foot grocery-anchored necessity retail shopping center in Woodstock, Georgia for $5,701,393.

Real estate loans, Notes Receivable and Line of Credit

Details of our real estate loan portfolio at June 30, 2014 consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party	Current / deferred interest % per annum
		(1)

	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	12,153,000	$28,400,000	8 / 6
	Madison - Rome		Rome, GA (2)	11/13/2012	9/20/2015	N/A	5,360,042	$11,500,000	8 / 6
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6
	Crosstown Walk		Suburban Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6
	Haven West		Carrollton, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Starkville		Starkville, MS (5) (6)	6/16/2014	11/30/2015	6/16/17	6,116,384	$18,615,081	8.5 / 4.3
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA (7)	11/18/2013	8/18/2014	N/A	16,026,525	N/A	8 / 2
	Manassas		Northern VA (8)	12/23/2013	7/31/2014	N/A	10,932,000	N/A	8 / 5
	Irvine		Irvine, CA (9)	12/18/2013	9/30/2014	N/A	21,000,000	N/A	8.5 / 4.3
	Weems Road		Atlanta, GA (10)	4/14/2014	10/14/2014	N/A	5,700,000	N/A	8.5 / 4.3
	Kennesaw		Atlanta, GA (11)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.3

							$158,274,983

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Manassas" - Oxford Palisades Apartments LLC; "Irvine" - 360 - Irvine, LLC; "Weems Road" - Weems Road Property Owner, LLC; and "Kennesaw" - Haven Campus Communities - Kennesaw, LLC.

(2)
Madison-Rome is a mezzanine loan for an 88,351 square foot retail development project. On October 16, 2013, the anchor tenant obtained a certificate of occupancy and took possession of approximately 54,340 square feet of space.

(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Planned 568 bed student housing community adjacent to the University of West Georgia campus.
(5)	A planned 152-unit, 536-bed student housing community adjacent to the Mississippi State University campus.
(6)	See note 6 - Related Party Transactions.
(7)	Bridge loan of up to approximately $16.0 million to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community in Atlanta, Georgia.
(8)
Bridge loan of up to approximately $10.9 million to partially finance the acquisition of land and predevelopment costs for a 304-unit multifamily community in Northern Virginia. The Company expects to convert this bridge loan to a mezzanine loan by August 21, 2014.

(9)	Bridge loan of up to $21.0 million to partially finance the acquisition of land and predevelopment costs for a 280-unit multifamily community in Irvine, California.
(10)	Bridge loan of up to approximately $5.7 million to partially finance the acquisition of land and predevelopment costs for a 310-unit multifamily community in Atlanta, Georgia.
(11)	Mezzanine loan of up to approximately $13.4 million in support of a planned 198-unit,792-bed student housing community adjacent to the campus of Kennesaw State University in Atlanta, Georgia.
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

We receive a fee of 2% of the aggregate amount of the loan at loan inception as partial inducement to offer the funds and concurrently pay 1% of the loan amount (half of the 2% loan fee) to our Manager as an acquisition fee. The net 1% retained is recognized as revenue over the term of the loan. The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where management deems necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Manassas, Irvine, and Weems Road loans are also collateralized by the acquired land. The Haven West and Kennesaw loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

Three Months and Six Months Ended June 30, 2014 compared to 2013

Revenues

We recorded total rental revenue of approximately $6.0 million for the three-month period ended June 30, 2014, compared to approximately $5.1 million for the three-month period ended June 30, 2013, and approximately $11.9 million for the six-month period ended June 30, 2014, compared to approximately $9.4 million for the six-month period ended June 30, 2013. The increases were driven primarily by the acquisitions of the second phases of Trail Creek and Summit Crossing in June 2013 and December 2013, respectively and the acquisition of Woodstock Crossing in February of 2014, as well as the recognition of a full six months of operating activity during the 2014 period from the three WMAF multifamily communities, which were acquired in January 2013.

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

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increases in other property revenues for the three-month and six-month periods ended June 30, 2014 versus June 30, 2013 were due primarily to the acquisitions of the second phases of Trail Creek and Summit Crossing.

Interest income from our real estate loans increased substantially for the three-month and six-month periods ended June 30, 2014 versus June 30, 2013 due to the addition of eight new mezzanine and real estate related loans (net of the loss of the Summit II mezzanine loan, which was converted to equity when we acquired the property) since the end of the second quarter of 2013.

We recorded interest income and other revenue from these instruments as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Real estate loans:
Current interest payments	$2,628,833	$975,905	$4,928,126	$1,708,085
Additional accrued interest	1,697,017	678,848	3,211,178	1,121,837
Deferred loan fee revenue	272,399	88,383	580,856	115,694
Total real estate loan revenue	4,598,249	1,743,136	8,720,160	2,945,616
Interest income on notes and lines of credit	661,543	276,877	1,265,381	386,327
Interest income on loans and notes receivable	$5,259,792	$2,020,013	$9,985,541	$3,331,943

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $961,000 and $890,000 for the three-month periods ended June 30, 2014 and 2013, respectively and approximately $1.9 million and $1.5 million for the six-month periods ended June 30, 2014 and 2013, respectively. The increases were driven primarily by the acquisitions of the second phases of Trail Creek and Summit Crossing in June 2013 and December 2013, respectively and the acquisition of Woodstock Crossing in February of 2014, as well as the recognition of a full six months of operating activity during the 2014 period from the three WMAF multifamily communities, which were acquired in January 2013. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Property salary and benefits to related party

We recorded expense reimbursements to our Manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities of approximately $609,000 and $553,000 for the three-month periods ended June 30, 2014 and 2013, respectively and approximately $1.2 million and $1.0 million for the six-month periods ended June 30, 2014 and 2013, respectively. The increases were primarily due to the acquisitions of the second phase of our Summit Crossing community, or Summit II, the second phase of our Trail Creek community, or Trail II, and of McNeil Ranch, Ashford Park, and Lake Cameron, or the WMAF multifamily communities, during 2013. The number of employees assigned by our property manager to our six multifamily communities at June 30, 2014 is not expected to change materially over the foreseeable future.

Property management fees to related party

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. These costs were approximately $269,000 and $218,000 for the three-month periods ended June 30, 2014 and 2013, respectively and approximately $531,000 and $405,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The increases were primarily due to the acquisitions of Summit II, Trail II, and three WMAF multifamily communities during 2013.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities. These costs were approximately $730,000 and $566,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately $1.4 million and $1.0 million for the six-month periods ended June 30, 2014 and 2013, respectively. The increases were primarily due to the acquisitions of Summit II, Trail II, and three WMAF multifamily communities during 2013.

We generally expect the assessed values of our multifamily communities to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities, as well as pressure on municipalities to raise revenues.   However, we have some protection against any potential rise in assessments at Stone Rise because its assessed value is frozen through 2015, unless there is a county wide reassessment.

General and Administrative

We recorded general and administrative expenses of approximately $233,000 and $175,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately $422,000 and $287,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The increases were primarily due to the acquisitions of Summit II, Trail II, and the three WMAF multifamily communities during 2013, as well as increased franchise taxes in North Carolina for the 2014 period.

Equity compensation to directors and executives

Expenses recorded by grant for equity compensation awards were:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Quarterly board member committee fee grants	$—	$—	$17,928	$18,168
Class B Unit awards:
Executive officers - 2012	—	—	—	2,580
Executive officers - 2013	—	215,555	2,318	428,791
Executive officers - 2014	370,864	—	730,481	—
Vice chairman of board of directors	—	10,249	—	20,498
Restricted stock grants:
2012	—	21,562	—	86,250
2013	21,453	42,799	85,812	42,799
2014	53,607	—	53,607	—
Total
	$445,924	$290,165	$890,146	$599,086

The increases for the three-month and six-month periods ended June 30, 2014 were primarily due to an expansion of the annual Class B Unit Grants for the 2014 service year versus 2013.

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $3.3 million and $4.9 million for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately $5.6 million and $9.0 million for the six-month periods ended June 30, 2014 and 2013, respectively. The decrease was primarily due to the amortization of the acquired intangible assets related to the three acquired WMAF multifamily communities of approximately $1.0 million and $2.1 million for the three-month and six-month 2013 periods. This decrease in amortization of acquired intangibles was partially offset by higher depreciation expense related to the acquisitions of Summit II, Trail II, and three WMAF multifamily communities and amortization expense of acquired intangible assets related to Woodstock Crossing in 2014.

Acquisition and pursuit costs and acquisition fees to related party

We recorded combined acquisition and pursuit costs and acquisition fees paid of approximately $162,000 and $125,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately $408,000 and $1.2 million for the six-month periods ended June 30, 2014 and 2013, respectively. The decreases were primarily due to the acquisition costs in 2013 related to the three acquired WMAF multifamily communities of approximately $1.1 million, which were included in acquisition fees paid to reimburse our Manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other costs related to acquiring these and other real estate assets. Acquisition fees paid during 2014 were primarily related to Woodstock Crossing and abandoned pursuit costs. These fees are calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Management fees to related party

We recorded management fees paid of approximately $732,000 and $468,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately $1.4 million and $852,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The increases were primarily due to the higher amount of assets under management related to the three acquired WMAF multifamily communities, the acquisition of Trail II and Summit II in 2013, and the addition of eight mezzanine and bridge loans, less the effect of the absence of the Summit II mezzanine loan. These fees are calculated as prescribed by the Management Agreement as equal to one-twelfth of 0.50% of the total book value of assets, as adjusted, and are paid monthly to our Manager.

Insurance, professional fees and other expenses

We recorded insurance, professional fees, and other expenses of approximately $418,000 and $275,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately $812,000 and $579,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The increases were primarily due to higher audit costs and property insurance expenses in the 2014 periods.

Interest expense

We recorded interest expense of approximately $1.8 million and $1.2 million for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately $3.5 million and $2.4 million for the six-month periods ended June 30, 2014 and 2013, respectively. The increases were primarily due to the incremental interest and amortization expense of deferred loan costs on additional mortgage indebtedness from the three acquired WMAF multifamily communities and the acquisition of Trail II and Summit II.

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

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (“NFFO”)

Normalized FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, since the Company is acquiring properties on a regular basis, it incurs substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. The Company adds back any such acquisition and pursuit costs to FFO in its calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. The Company also adds back any realized losses on debt extinguishment and any non-cash dividends in this calculation. NFFO figures reported by us may not be comparable to NFFO figures reported by other companies.

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

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

AFFO makes further adjustments to NFFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. The Company calculates AFFO as:

NFFO, plus:

•	Non-cash equity compensation to directors and executives;

•	Amortization of loan closing costs;

•	Depreciation and amortization of non-real estate assets;

•	Net loan fees received; and

•	Deferred interest income received;
Less:

•	Non-cash loan interest income;

•	Cash paid for pursuit costs on abandoned acquisitions;

•	Amortization of acquired real estate intangible liabilities; and

•	Normally recurring capital expenditures.

AFFO figures reported by us may not be comparable to AFFO figures reported by other companies. We utilize AFFO to measure the funds generated by our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

FFO, NFFO, and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders,
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders
to Net Income (Loss) Attributable to Common Stockholders (A)

		Three months ended:
		6/30/2014	6/30/2013

Net income (loss) attributable to common stockholders		$797,053	$(10,363,876)

Add:	Income (loss) attributable to non-controlling interests (See note 1)	20,366	(36,670)
	Depreciation of real estate assets	2,719,268	1,944,977
	Amortization of acquired real estate intangible assets	554,636	2,929,005

Funds from operations attributable to common stockholders and Unitholders		4,091,323	(5,526,564)

Add:	Acquisition and pursuit costs	162,364	124,612
	Deemed non-cash dividend to holders of Series B Preferred Stock (see note 2)	—	7,028,557
	Loss on early extinguishment of debt	—	604,337

Normalized funds from operations attributable to common stockholders and Unitholders		4,253,687	2,230,942

	Non-cash equity compensation to directors and executives	445,924	290,165
	Amortization of loan closing costs (See note 3)	123,641	138,547
	Depreciation/amortization of non-real estate assets	22,876	10,337
	Net loan fees received (See note 4)	332,902	354,546
	Deferred interest income received (See note 5)	288,990	228,826
Less:	Non-cash loan interest income (See note 4)	(1,831,986)	(794,172)
	Cash paid for loan closing costs	—	(206,455)
	Cash paid for pursuit costs on abandoned acquisitions	(56,626)	—
	Amortization of acquired real estate intangible liabilities (See note 6)	(11,954)	(146,197)
	Normally recurring capital expenditures (See note 7)	(156,121)	(210,174)

Adjusted funds from operations attributable to common stockholders and Unitholders		$3,411,333	$1,896,365

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$2,658,212	$1,660,034
	Distributions to Unitholders (See note 1)	21,509	16,048
	Total	$2,679,721	$1,676,082

Common Stock dividends and Unitholder distributions per share		$0.16	$0.15

FFO per weighted average basic share of Common Stock and Unit		$0.25	$(0.67)
NFFO per weighted average basic share of Common Stock and Unit		$0.26	$0.27
AFFO per weighted average basic share of Common Stock and Unit		$0.21	$0.23

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	16,287,354	8,198,340
	Class A Units	138,612	106,988
	Common Stock and Class A Units	16,425,966	8,305,328

	Diluted: (B)
	Common Stock and Class A Units	16,559,963	8,439,286

Actual shares of Common Stock outstanding, including 39,216 and 29,016 unvested shares
of restricted Common Stock at June 30, 2014 and 2013, respectively		16,675,575	11,066,895
Actual Class A Units outstanding		145,011	106,988
	Total	16,820,586	11,173,883

(A) Units and Unitholders refer to Class A OP Units and holders of Class A OP Units in our Operating Partnership, respectively. The Unitholders were granted awards of Class B Units in our operating partnership for annual service which became vested and earned and automatically converted to Class A Units of the Operating Partnership. These Class A Units collectively represent an approximate 0.84% weighted average non-controlling interest in the Operating Partnership for the three-month period ended June 30, 2014.

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

1)
Non-controlling interests in our Operating Partnership consisted of a total of 145,011 Class A OP Units as of June 30, 2014, which were awarded to our key executive officers. The Class A OP Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A OP Units was calculated to be 0.84% and 1.40% for the three-month periods ended June 30, 2014 and 2013, respectively.

2)
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

3)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities, and also to secure and subsequently amend our $40.0 million revolving line of credit. These loan costs are being amortized over the lives of the respective loans and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to these assets, other than in connection with our revolving line of credit. At June 30, 2014, aggregate unamortized loan costs were approximately $1.6 million, which will be amortized over a weighted average remaining loan life of approximately 5.3 years.

4)
We receive loan fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received, after the payment of acquisition fees to Preferred Apartment Advisors, LLC, our Manager, are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold to a third party. This non-cash income is deducted from NFFO in the calculation of AFFO.

5)
The Company records deferred interest revenue on certain of its real estate loans. This adjustment reflects the receipt in the second quarter of 2014 of accrued interest income earned prior to the second quarter of 2014 primarily related to our Manassas and Irvine loans.

6)
This adjustment reflects the reversal of the non-cash amortization of below-market lease intangibles, which were recognized in conjunction with the acquisition of the Woodstock retail asset. These intangibles, totaling approximately $450,000, are being amortized over the estimated average remaining lease terms of approximately ten years beginning with the acquisition date. The adjustment for the three-month period ended June 30, 2013 represents amortization of below market lease intangibles which totaled approximately $384,000 related to the Trail II, Ashford Park and McNeil Ranch multifamily communities which were amortized over the estimated average remaining lease terms of six to seven months.

7)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain the communities’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for non-recurring capital expenditures, which totaled $218,408 and $74,408 for the three-month periods ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders; and

•	committed acquisitions.

We and our Operating Partnership had a $40.0 million senior secured revolving credit facility, or our Credit Facility, with Key Bank National Association, or the Lender. The permitted uses of the Credit Facility are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrue interest at a variable rate of the 1 month London Interbank Offered Rate, or LIBOR, index plus 400 basis points. This rate was approximately 4.1% per annum at June 30, 2014. The Credit Facility also bears a commitment fee on the average daily unused portion of the Credit Facility of 0.40% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty. The Credit Facility was set to mature on December 5, 2014. On July 1, 2014, we increased our borrowing capacity on our Credit Facility from $40 million to $45 million and extended the maturity date to July 1, 2015 and lowered the interest rate spread from 400 basis points to 375 basis points over LIBOR. The amendment also includes a feature which increases our borrowing capacity to $50 million once our undepreciated operating real estate assets equal or exceed $300 million.

Borrowings under the Credit Facility are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2014, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		36.1%
Net worth	Minimum $160,000,000	(2)	$196,427,582
Debt yield	Minimum 8.25%		8.97%
Payout ratio	Maximum 95%	(3)	86.3%
Total leverage ratio	Maximum 65%		45.4%
Debt service coverage ratio	Minimum 1.50x		3.93x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $160 million, plus 75% of the net proceeds of any equity offering, which totaled $188,245,500 as of June 30, 2014.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended June 30, 2014, the maximum dividends and distributions allowed under this covenant was $15,971,623.

At June 30, 2014, we had a balance owed of approximately $37.3 million under the Credit Facility. Interest expense was approximately $681,000 (excluding deferred loan cost amortization of $110,000) and the weighted average interest rate was 4.2% for the six-month period ended June 30, 2014.

Our net cash provided by operating activities for the six-month periods ended June 30, 2014 and 2013 was approximately $10.6 million and $3.2 million, respectively. The increase in net cash provided by operating activities compared to the prior year period was primarily due to the incremental cash generated by property income provided by the Trail II and Summit II acquisitions, an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, the incremental difference of recording a full quarter of operating results in 2014 for the McNeil Ranch, Ashford Park and Lake Cameron communities, and by a decrease in acquisition costs paid, from approximately $1.2 million in the 2013 period, to approximately $408,000 in the 2014 period.

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

We also earn interest revenue from the issuance of real estate-related loans and may receive fees at the inception of these loans for committing and originating them. Interest revenue we receive on these loans is influenced by (1) market interest rates on similar loans; (2) the availability of credit from alternative financing sources; (3) the desire of borrowers to finance new real estate projects; and (4) unique characteristics attached to these loans, such as exclusive purchase options.

Our net cash used in investing activities was approximately $40.8 million and $67.8 million for the six-month periods ended June 30, 2014 and June 30, 2013, respectively. The 2013 period included disbursements for our 2013 property acquisitions which totaled approximately $33.5 million and deployments of cash for real estate loans and notes receivable which totaled approximately $33.2 million, versus disbursements for loans and notes receivable in the 2014 period of approximately $31.9 million and the cash deployed to acquire Woodstock Crossing of approximately $5.7 million.

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

For the six-month period ended June 30, 2014, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$23,483	$—	$35,026	$58,509
Other nonrecurring capital expenditures	61,919	6,759	40,373	108,463	76,551	27,233	321,298
Total nonrecurring capital expenditures	61,919	6,759	40,373	131,946	76,551	62,259	379,807

Normally recurring capital expenditures	41,558	47,011	27,489	64,140	47,472	31,423	259,093

Total capital expenditures	$103,477	$53,770	$67,862	$196,086	$124,023	$93,682	$638,900

For the six-month period ended June 30, 2013, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$67,928	$—	$—	$67,928
Other nonrecurring capital expenditures	—	780	5,700	—	—	—	6,480
Total nonrecurring capital expenditures	—	780	5,700	67,928	—	—	74,408

Normally recurring capital expenditures	40,912	30,601	27,988	97,088	46,254	52,557	295,400
Total capital expenditures	$40,912	$31,381	$33,688	$165,016	$46,254	$52,557	$369,808

Net cash provided by financing activities was approximately $30.8 million and $69.2 million for the six-month periods ended June 30, 2014 and June 30, 2013, respectively. During the 2014 period, our significant financing cash sources were the receipt of approximately $23.3 million of proceeds of our Follow-on Offering, proceeds from our At-the-Market offering of approximately $9.5 million, and net draw proceeds from our line of credit of approximately $7.9 million, partially offset by dividends and distributions of approximately $7.9 million. During the 2013 period, we collected approximately $37.0 million from the sales of our Series B Preferred Stock and $35.9 million from proceeds of our Follow-on Offering, partially offset by dividends and distributions of approximately $3.2 million.

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

For the six-month periods ended June 30, 2014 and 2013, our aggregate dividends and distributions totaled approximately $7.9 million and $3.2 million, respectively, and our cash flows from operating activities were sufficient to fund our cash dividend distributions for those respective periods. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our Series A Preferred Stock dividend activity consisted of:

2014			2013
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2014	89,313	$454,344	January 31, 2013	19,732	$107,551
February 28, 2014	93,005	468,337	February 28, 2013	23,094	119,885
March 31, 2014	98,200	497,855	March 28, 2013	25,755	132,603
April 30, 2014	101,436	510,905	April 30, 2013	41,492	220,874
May 30, 2014	105,630	533,800	May 31, 2013	48,098	247,596
June 30, 2014	109,865	556,074	June 28, 2013	53,749	276,948

	Total	$3,021,315		Total	$1,105,457

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

Our Common Stock dividend activity consisted of:

2014				2013
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 14, 2014	15,336,059	$0.16	$2,453,769	March 28, 2013	5,323,605	$0.145	$771,923
June 16, 2014	16,613,827	0.16	2,658,212	June 26, 2013	11,066,895	$0.15	1,660,034

		$0.32	$5,111,981			$0.295	$2,431,957

Our quarterly Common Stock dividend declaration on May 8, 2014 of $0.16 per share represented an overall increase of approximately 28% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 9.4%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;

•	capital expenditures needed for our multifamily communities;

•	costs associated with current and future capital raising activities;

•	costs to acquire additional multifamily communities or other real estate and enter into new and fund existing lending opportunities; and

•	our minimum distributions necessary to maintain our REIT status.

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Follow-on Offering, Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our Follow-on Offering. See below for details regarding our Follow-on Offering of 900,000 Units. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On November 18, 2011, the SEC declared effective our registration statement on Form S-11 (registration number 333-176604), or the Registration Statement, for our Primary Series A Offering. The price per Unit is $1,000. The Series A Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution and winding up. Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Series A Preferred Stock at an annual rate of six percent (6%) of the Stated Value, which is $1,000. Dividends on each share of Series A Preferred Stock will begin accruing on the date of issuance. On June 26, 2014, we amended the redemption schedule of the Preferred Stock to allow redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redemptions are entitled to any accrued but unpaid dividends. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of June 30, 2014, we had issued an aggregate of 115,391 Units from our Primary Series A Offering and, subsequent to the expiration of our Primary Series A Offering on December 31, 2013, our Follow-on Offering, leaving 874,017 Units available to be issued from our Follow-on Offering.

Aggregate offering expenses, including selling commissions and dealer manager fees, will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Offering, of which we will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

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

On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time pursuant to the ATM Offering. As of June 30, 2014, 1,200,350 shares of Common Stock were issued and sold at an average price of $8.17 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $9.5 million, after deducting commissions.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of June 30, 2014, our outstanding debt (both secured and unsecured) was approximately 39.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at June 30, 2014. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of June 30, 2014, we had long term mortgage indebtedness of approximately $140.8 million, all of which was incurred by us in connection with the acquisition or refinancing of our six multifamily communities. The outstanding balance includes fixed-rate debt of approximately $121.3 million, or 86.2% of the total mortgage debt balance, and floating-rate debt of $19.5 million, or 13.8% of the total mortgage debt balance.

As of June 30, 2014, we had approximately $9.7 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant issued to IAA for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of June 30, 2014, we had outstanding 115,391 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2014, a total of 59,151 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 1,183,020 shares of Common Stock. The remainder of the Warrants outstanding at June 30, 2014 become potentially exercisable between July 16, 2014 and June 30, 2015 and have exercise prices that range between $9.42 and $10.79 per share. If all the outstanding Warrants at June 30, 2014 became exercisable and were exercised, gross proceeds to us would be approximately $23.5 million and we would as a result issue an additional 2,307,820 shares of Common Stock.

Contractual Obligations

As of June 30, 2014, our contractual obligations consisted of the seven mortgage notes secured by our acquired properties and the Credit Facility. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at June 30, 2014 of 0.15%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations:
Interest	$27,973,407	$5,244,836	$10,420,902	$8,688,402	$3,619,267
Principal	140,816,951	716,697	1,512,258	39,701,800	98,886,196
Line of credit:
Interest	52,015	52,015	—	—	—
Principal	37,283,306	37,283,306	—	—	—
Total	$206,125,679	$43,296,854	$11,933,160	$48,390,202	$102,505,463

In addition, we had commitments to fund real estate loans totaling approximately $158.3 million, of which approximately $134.7 million had been funded at June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of June 30, 2014, we have one variable rate mortgage, on our Stone Rise community, with a principal amount of $19.5 million. This mortgage has LIBOR effectively capped at 4.48% (all-in rate of 7.25%) under Freddie Mac's capped adjustable-rate mortgage program. We have limited market risk associated with debt maturity as the Stone Rise instrument, which was set to mature in May 2018, was refinanced on July 3, 2014 to a fixed rate of 2.89% per annum with a maturity date of August 1, 2019. Our Credit Facility accrues interest at a spread over LIBOR of 4.0%; this combined rate is uncapped. Because of the short term nature of this loan, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in internal control over financial reporting.

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Starting in the second quarter of 2014, the Company implemented additional controls to assess the completeness and accuracy of accounting information provided by its property manager and to reconcile such information to the Company's related accounting entries.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 8, 2014	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: August 8, 2014	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description

4.1	(1)	Articles of Amendment of Preferred Apartment Communities, Inc.
10.1	*
Fourth Amended and Restated Management Agreement, effective as of January 1, 2014, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC (Investment Guidelines Update August 7, 2014)

10.2	(2)
Third Modification Agreement dated as of July 1, 2014 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.3	(3)
Agreement of Purchase and Sale between Preferred Apartment Communities Operating Partnership, L.P. and Sandstone Overland Park, LLC, Estancia Dallas, LLC, Stoneridge Nashville, LLC and Vineyards Houston, LLC dated as of July 25, 2014

10.4	(4)	Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VI, Limited Partnership dated as of August 1, 2014
10.5	(4)	Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VII, Limited Partnership dated as of August 1, 2014

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2014 and December 31, 2013, (ii) consolidated statements of operations for the three months and six months ended June 30, 2014 and 2013, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith

(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2014

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 28, 2014

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2014