Form 10-Q
period 2014-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2014-11-10
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34995

Preferred Apartment Communities, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-1712193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3284 Northside Parkway NW, Suite 150, Atlanta, GA 30327
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 7, 2014 was 19,865,065.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
Assets

Real estate
Land	$76,845,362	$34,520,000
Building and improvements	367,282,876	147,510,836
Tenant improvements	2,494,907	—
Furniture, fixtures, and equipment	36,545,602	22,363,098
Construction in progress	204,269	55,226
Gross real estate	483,373,016	204,449,160
Less: accumulated depreciation	(21,484,686)	(14,133,421)
Net real estate	461,888,330	190,315,739
Real estate loans, net of deferred fee income ($17,733,427 and $14,332,658 carried at fair value)	124,429,147	103,433,147
Real estate loans to related parties, net	23,061,207	7,164,768
Total real estate and real estate loans, net	609,378,684	300,913,654

Cash and cash equivalents	13,587,705	9,180,431
Restricted cash	4,778,567	2,064,819
Notes receivable	15,512,662	10,248,178
Note receivable and revolving line of credit from related party	10,472,805	6,858,227
Accrued interest receivable on real estate loans	6,461,446	3,286,660
Acquired intangible assets, net of amortization of $14,333,442 and $12,569,581	13,436,330	907,883
Deferred loan costs, net of amortization of $1,168,648 and $963,043	5,383,147	1,719,194
Deferred offering costs	6,718,587	5,255,636
Tenant receivables and other assets	2,610,587	1,202,013

Total assets	$688,340,520	$341,636,695

Liabilities and equity

Liabilities
Mortgage notes payable	$345,373,830	$140,516,000
Revolving credit facility	36,000,000	29,390,000
Term note payable	44,250,000	—
Real estate loan participation obligation	3,338,204	—
Accounts payable and accrued expenses	5,294,334	1,638,401
Accrued interest payable	532,844	443,099
Dividends and partnership distributions payable	3,654,469	2,900,478
Acquired below market lease intangibles, net of amortization of $463,548	5,757,243	—
Security deposits and other liabilities	1,178,582	695,998
Total liabilities	445,379,506	175,583,976

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 989,408 shares authorized;
146,574 and 89,408 shares issued; 146,145 and 89,313 shares
outstanding at September 30, 2014 and December 31, 2013, respectively	1,461	893
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
19,862,963 and 15,294,578 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	198,629	152,945
Additional paid in capital	252,414,783	177,824,720
Accumulated deficit	(11,433,148)	(13,391,341)
Total stockholders' equity	241,181,725	164,587,217
Non-controlling interest	1,779,289	1,465,502
Total equity	242,961,014	166,052,719

Total liabilities and equity	$688,340,520	$341,636,695

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental revenues	$6,546,945	$5,426,402	$18,460,968	$14,789,074
Other property revenues	799,716	630,970	2,205,424	1,596,022
Interest income on loans and notes receivable	4,871,387	2,531,116	13,656,982	5,819,146
Interest income from related party	964,612	163,787	2,164,558	207,700
Total revenues	13,182,660	8,752,275	36,487,932	22,411,942

Operating expenses:
Property operating and maintenance	1,067,849	922,762	2,941,383	2,402,837
Property salary and benefits reimbursement to related party	632,051	600,547	1,866,416	1,633,530
Property management fees to related party	283,805	238,026	814,600	643,387
Real estate taxes	712,752	640,627	2,102,065	1,656,204
General and administrative	177,291	159,646	598,895	446,251
Equity compensation to directors and executives	456,961	290,860	1,347,107	889,946
Depreciation and amortization	3,185,739	3,682,087	8,791,045	12,678,709
Acquisition and pursuit costs	3,056,997	10,682	3,407,392	212,818
Acquisition fees to related parties	3,443,059	—	3,500,327	1,029,487
Management fees to related party	787,115	536,738	2,207,385	1,388,369
Insurance, professional fees and other expenses	458,367	161,747	1,270,281	740,799
Total operating expenses	14,261,986	7,243,722	28,846,896	23,722,337

Operating (loss) income	(1,079,326)	1,508,553	7,641,036	(1,310,395)
Interest expense	2,150,047	1,538,567	5,650,096	3,923,331
Loss on early extinguishment of debt	—	—	—	604,337

Net (loss) income	(3,229,373)	(30,014)	1,990,940	(5,838,063)
Consolidated net loss (income) attributable
to non-controlling interests	26,481	127,738	(32,747)	225,894

Net (loss) income attributable to the Company	(3,202,892)	97,724	1,958,193	(5,612,169)

Dividends declared to preferred stockholders	(1,903,517)	(973,069)	(4,924,832)	(2,769,001)
Deemed non-cash dividend to holders of Series B Preferred Stock	—	—	—	(7,028,557)
Earnings attributable to unvested restricted stock	(6,275)	(4,352)	(17,227)	(13,496)

Net loss attributable to common stockholders	$(5,112,684)	$(879,697)	$(2,983,866)	$(15,423,223)

Net loss per share of Common Stock, available
to Common Stockholders, basic and diluted	$(0.29)	$(0.08)	$(0.18)	$(1.88)

Dividends per share declared on Common Stock	$0.16	$0.15	$0.48	$0.445

Weighted average number of shares of Common Stock outstanding,
basic and diluted	17,564,091	11,041,359	16,399,675	8,197,531

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the nine months ended September 30, 2014 and 2013
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2013	$198	$52,885	$59,412,744	$(9,408,253)	$50,057,574	$1	$50,057,575
Issuance of Units	522	—	51,304,427	—	51,304,949	—	51,304,949
Syndication and offering costs	—	—	(7,816,159)	—	(7,816,159)	—	(7,816,159)
Equity compensation to executives and directors	—	28	889,918	—	889,946	—	889,946
Vesting of restricted stock	—	330	(330)	—	—	—	—
Vesting of Class B Units and conversion to Class A Units	—	—	(479,841)	—	(479,841)	479,841	—
Conversion of Class A OP Units to Common Stock	—	61	25,562	—	25,623	(25,623)	—
Current period amortization of Class B OP Units	—	—	(672,549)	—	(672,549)	672,549	—
Conversion of Series B Preferred Stock to Common Stock	—	57,143	39,942,857	—	40,000,000	—	40,000,000
Net loss	—	—	—	(5,612,169)	(5,612,169)	(225,894)	(5,838,063)
Reallocation adjustment to non-controlling interests	—	—	(260,767)	—	(260,767)	260,767	—
Distributions to non-controlling interests	—	—	—	—	—	(47,610)	(47,610)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(2,078,525)	—	(2,078,525)	—	(2,078,525)
Dividends to series B preferred stockholders
($17.26 per share)	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.445 per share)	—	—	(4,093,017)	—	(4,093,017)	—	(4,093,017)
Balance at September 30, 2013	$720	$110,447	$135,483,844	$(15,020,422)	$120,574,589	$1,114,031	$121,688,620

Balance at January 1, 2014	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719
Issuance of Units	571	—	57,132,980	—	57,133,551	—	57,133,551
Redemptions of Series A Preferred Stock	(3)	331	(24,842)	—	(24,514)	—	(24,514)
Issuance of Common Stock	—	43,985	37,077,020	—	37,121,005	—	37,121,005
Syndication and offering costs	—	—	(7,603,807)	—	(7,603,807)	—	(7,603,807)
Equity compensation to executives and directors	—	35	249,682	—	249,717	—	249,717
Vesting of restricted stock	—	293	(293)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,040	565,158	—	566,198	(566,198)	—
Current period amortization of Class B OP Units	—	—	—	—	—	1,097,389	1,097,389
Net income	—	—	—	1,958,193	1,958,193	32,747	1,990,940
Reallocation adjustment to non-controlling interests	—	—	168,889	—	168,889	(168,889)	—
Distributions to non-controlling interests	—	—	—	—	—	(81,262)	(81,262)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(4,924,832)	—	(4,924,832)	—	(4,924,832)
Dividends to common stockholders ($0.48 per share)	—	—	(8,049,892)	—	(8,049,892)	—	(8,049,892)
Balance at September 30, 2014	$1,461	$198,629	$252,414,783	$(11,433,148)	$241,181,725	$1,779,289	$242,961,014

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$1,990,940	$(5,838,063)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	7,348,550	5,788,718
Amortization expense	1,442,495	6,889,991
Amortization of above and below market leases	(96,056)	(330,394)
Deferred fee income amortization	(805,360)	(241,732)
Deferred loan cost amortization	433,609	571,721
(Increase) in accrued interest income on real estate loans	(3,219,158)	(1,804,548)
Equity compensation to executives and directors	1,347,107	889,946
Deferred cable income amortization	(14,073)	(8,201)
Loss on asset disposal	2,804	—
Changes in operating assets and liabilities:
Decrease in tenant receivables and other assets	279,345	82,612
Increase in accounts payable and accrued expenses	1,146,507	13,829
Prepaid interest on operating loans	1,298	—
Increase in accrued interest payable	89,745	28,892
Increase in prepaid rents	19,033	43,309
Increase (decrease) in security deposits and other liabilities	30,798	(11,025)
Net cash provided by operating activities	9,997,584	6,075,055

Investing activities:
Investments in real estate loans	(39,513,149)	(43,720,651)
Repayments of real estate loans	3,125,202	—
Notes receivable issued	(9,111,133)	(11,155,618)
Notes receivable repaid	3,810,504	956,665
Note receivable issued to and draws on line of credit by related party	(9,312,953)	(6,538,982)
Repayments of line of credit by related party	5,359,560	3,168,909
Acquisition fees received on real estate loans	836,755	1,410,098
Acquisition fees paid on real estate loans	(438,465)	(705,049)
Acquisition of properties	(285,302,277)	(33,447,617)
Additions to real estate assets - improvements	(1,661,807)	(1,129,263)
Proceeds from asset disposal	4,773	—
(Increase) in restricted cash	(648,950)	(701,770)
Net cash used in investing activities	(332,851,940)	(91,863,278)

Financing activities:
Proceeds from mortgage notes payable	217,956,000	59,045,000
Payments for mortgage extinguishment	(13,098,170)	(56,594,389)
Payments for deposits and other mortgage loan costs	(4,903,701)	(1,607,394)
Proceeds from real estate loan participants	3,338,204	—
Proceeds from lines of credit	73,683,305	48,909,149
Payments on lines of credit	(67,073,306)	(38,799,679)
Proceeds from Term Loan	44,250,000	—
Proceeds from sales of Series B Preferred Stock, net of offering costs	—	36,959,366
Proceeds from sales of Units, net of offering costs and redemptions	51,479,498	47,560,602
Proceeds from sales of Common Stock	36,058,950	—
Common Stock dividends paid	(7,563,679)	(3,203,573)
Series A Preferred Stock dividends paid	(4,663,139)	(2,500,386)
Distributions to non-controlling interests	(75,179)	(31,561)
Payments for deferred offering costs	(2,127,153)	(1,469,415)
Net cash provided by financing activities	327,261,630	88,267,720

Net increase in cash and cash equivalents	4,407,274	2,479,497
Cash and cash equivalents, beginning of period	9,180,431	2,973,509
Cash and cash equivalents, end of period	$13,587,705	$5,453,006

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows (unaudited) - continued

	Nine months ended September 30,
	2014	2013
Supplemental cash flow information:
Cash paid for interest	$5,132,292	$4,175,177

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$70,392	$94,747
Dividends payable - common	$2,937,911	$1,661,060
Dividends payable - preferred	$693,357	$348,483
Deemed non-cash dividend to holders of Series B Preferred Stock	$—	$7,028,557
Partnership distributions payable to non-controlling interest	$23,202	$16,048
Accrued and payable deferred offering costs	$175,598	$452,874
Reclass of offering costs from deferred asset to equity	$739,831	$362,511
Bridge loans converted to mezzanine loans	$17,334,271	$—
Mortgage loans assumed on acquisitions	$—	$69,428,389
Mezzanine loan balance applied to purchase of property	$—	$6,326,898

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of its assets in other real estate related investments such as grocery-anchored necessity retail properties, as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 6).

The Company completed its initial public offering, or IPO, on April 5, 2011. As of September 30, 2014, the Company had 19,862,963 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned units in the Operating Partnership which represented a weighted-average ownership percentage of 99.18% for the three-month period ended September 30, 2014. The number of partnership units not owned by the Company totaled 145,011 at September 30, 2014 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and plans to conduct substantially all of its business through the Operating Partnership. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of the Company's grocery-anchored necessity retail properties.

Basis of Presentation

These unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The year end condensed balance sheet data was derived from audited financial statements, but does not include all the disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 17, 2014.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives. Intangible assets and liabilities for multifamily communities include the values of in-place leases, customer relationships, and above-market or below-market leases. Additional intangible assets for retail properties also include costs to initiate leases such as commissions and legal costs.

In-place lease values for multifamily communities are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property, and which approximate market rates. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The amounts of above-market or below-market lease values are developed by comparing the Company's estimate of the average market rent to the average contract rent of the leases in place at the property acquisition date. This ratio is applied on a lease by lease basis to derive a total asset or liability amount for the property. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental income over the remaining average non-cancelable term of the respective leases, plus any below market probable renewal options.

The fair values of in-place leases for retail shopping centers represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is estimated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balances sheets as acquired intangible assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining term of the respective leases. The fair values of above-market and below-market in-place leases for retail shopping centers are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are included in acquired intangible assets and amortized as an adjustment to rental income over the remaining terms of the respective leases, plus any below market probable renewal options.

Estimating the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount and capitalization rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income. Acquired intangible assets and liabilities have no residual value.

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
September 30, 2014
(Unaudited)

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

Rental revenue from tenants' operating leases in the Company's retail shopping centers is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized in the period in which the related expenses are incurred. Lease termination revenues are recognized ratably as rental revenue over the revised remaining lease term after giving effect to the termination notice. Rents and tenant reimbursements collected in advance are recorded in the accompanying consolidated balance sheets. The Company estimates the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.

The Company may provide retail tenants an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of minimum rent. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans or notes using the effective interest method. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company, any unamortized loan fee revenue from the first loan will be recognized as interest revenue over the term of the new loan. Direct loan origination fees and origination or acquisition costs applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income. The accrual of interest on all these instruments is stopped when there is concern as to the ultimate collection of principal or interest, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Real estate loan assets are reclassified as accrual-basis once interest and principal payments become current. Certain real estate loan assets

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

include limited purchase options and exit fees or additional interest payments that are due the Company at maturity or in the event of a sale of the property or refinancing of the loan by the borrower to a third party. If the Company purchases the subject property, any accrued exit fee will be treated as additional consideration for the acquired project.

Promotional fees received from service providers at the Company’s properties are deferred and recognized on a straight-line basis over the term of the agreement.

The PAC Rewards program allows residents to accumulate reward points on a monthly basis for actions such as resident referrals and making rent payments online. A resident must rent an apartment from the Company for at least 14 months before reward points may be redeemed for services or upgrades to a resident’s unit. The Company accrues a liability for the estimated cost of these future point redemptions, net of a 35% breakage fee, which is the Company’s current estimate of rewards points that will not be redeemed. In accordance with Staff Accounting Bulletin 13.A.3c, the Company deems its obligations under PAC Rewards as inconsequential to the delivery of services according to the lease terms. Therefore, the expense related to the PAC Rewards Program is included in property operating and maintenance expense on the consolidated statements of operations.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

2016 and interim periods thereafter, early adoption is permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on the Company’s condensed consolidated financial statements.

3. Real Estate Assets
The Company's real estate assets consisted of 10 multifamily communities with 3,326 total units and 9 grocery-anchored necessity retail shopping centers at September 30, 2014; at September 30, 2013, the Company owned 6 multifamily communities with 1,789 total units. The acquired second phases of the Trail Creek and Summit Crossing communities are managed in combination with the initial phases of these communities and are therefore considered single properties. At June 30, 2014, the combined phases of our Trail Creek communities, which were previously classified as held for sale, were reclassified pursuant to action taken by the investment committee of the Company's Manager during the second quarter 2014.

On September 5, 2014, the Company completed the acquisition of the following two grocery-anchored necessity retail shopping centers, for approximately $24.1 million, an amount which approximated the fair value of the acquired assets and assumed liabilities:

Seller	Property	Location	Gross leasable area (square feet)
Newco-Columbia, LLC	Spring Hill Plaza	Nashville, Tennessee	61,570
Newco-Ridley, LLC	Parkway Towne Centre	Nashville, Tennessee	65,587

			127,157

The Company allocated the purchase price of the assets to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Total Nashville Portfolio
Land	$7,429,756
Buildings and improvements	12,926,230
Tenant improvements	1,872,156
In-place leases	2,280,106
Above-market leases	11,107
Leasing costs	842,551
Below-market leases	(1,228,006)
Other assets	29,521
Other liabilities	(89,974)

Net assets acquired	$24,073,447

Cash paid	$6,973,447
Mortgage debt	17,100,000
Total consideration	$24,073,447

The tenant improvements, in-place leases, above market leases, leasing costs, and below-market leases will continue to be amortized over the remaining non-cancelable lease terms, which range from three months to 12 years as of September 30, 2014, with a weighted average remaining lease term of approximately 7.9 years as of September 30, 2014. Since the acquisition date of September 5, 2014, Spring Hill Plaza and Parkway Town Centre collectively contributed approximately $172,000 of revenue and $33,000 of net income to the Company's consolidated results for the three-month and nine-month periods ended September 30, 2014. The Company expensed acquisition costs of approximately $2,200,000 in conjunction with these acquisitions.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

On September 26, 2014, the Company completed the acquisition of the following multifamily communities, referred to collectively as the Dunbar Portfolio, for approximately $181.3 million, an amount which approximated the fair value of the acquired assets and assumed liabilities:

Seller	Property	Location	Units
Estancia Dallas, LLC	Estancia at Vista Ridge (1)	Dallas, Texas	300
Sandstone Overland Park, LLC	Sandstone Creek Apartments	Kansas City, Kansas	364
Stoneridge Nashville, LLC	Stoneridge Farms at Hunt Club	Nashville, Tennessee	364
Vineyards Houston, LLC	Vineyards Apartments	Houston, Texas	369

			1,397

(1) Property was renamed Enclave at Vista Ridge upon acquisition.

Each of the four sellers are wholly-owned subsidiaries of JTL AREP Investments, LLC, a Delaware limited liability company.

The Company allocated the purchase price of the assets to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Total Dunbar Portfolio
Land	$16,033,101
Buildings and improvements	148,701,272
Furniture, fixtures and equipment	13,345,980
Lease intangibles	3,564,244
Prepaids & other assets	75,600
Escrows	1,519,846
Accrued taxes	(1,694,340)
Security deposits, prepaid rents, and other liabilities	(221,610)

Net assets acquired	$181,324,093

Cash paid	$61,432,093
Mortgage debt	119,892,000

Total consideration	$181,324,093

The lease intangibles will continue to be amortized over the remaining non-cancelable lease terms, all of which were 6 months as of September 30, 2014. Since the acquisition date of September 26, 2014, the Dunbar Portfolio contributed approximately $256,000 of revenue and $436,000 of net loss (primarily due to the incurrence of amortization expense related to intangible assets) to the Company's consolidated results for the three-month and nine-month period ended September 30, 2014. The Company expensed acquisition costs of $2,952,562 in conjunction with the Dunbar Portfolio acquisition.

On September 30, 2014, the Company completed the acquisition of the following six grocery-anchored necessity retail shopping centers, referred to collectively as the Sunbelt Portfolio, for approximately $74.2 million, an amount which approximated the fair value of the acquired assets and assumed liabilities:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

Seller	Property	Location	Rentable square feet
U. S. Retail Income Fund VII, LLC	Deltona Landing	Orlando, Florida	59,996
U. S. Retail Income Fund VII, LLC	Powder Springs	Atlanta, Georgia	77,853
U. S. Retail Income Fund VII, LLC	Kingwood Glen	Houston, Texas	103,397
U. S. Retail Income Fund VII, LLC	Parkway Centre	Columbus, Georgia	53,088
U. S. Retail Income Fund VI, LLC	Barclay Crossing	Tampa, Florida	54,958
U. S. Retail Income Fund VI, LLC	Sweetgrass Corner	Charleston, South Carolina	89,124

			438,416

The two selling legal entities are directed and administered by BVT Equity Holdings, Inc. of Munich, Germany. The Company transferred its right to purchase a seventh shopping center in the portfolio, located in Miami, Florida, to the anchoring grocery tenant.

The Company allocated the purchase price of the assets to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Total Sunbelt Portfolio
Land	$17,111,929
Buildings and improvements	54,171,413
Furniture, fixtures and equipment	105,293
In-place leases	5,400,067
Above market leases	319,501
Leasing commissions and legal	1,202,561
Below market leases	(4,160,764)
Escrows	318,120
Other assets	357,039
Other liabilities	(621,814)

Net assets acquired	$74,203,345

Cash paid	$27,343,345
Mortgage debt	46,860,000

Total consideration	$74,203,345

The in-place leases, above market leases, leasing costs, and below-market leases will continue to be amortized over the remaining non-cancelable lease terms, which range from 2 months to 10 years as of September 30, 2014, with a weighted average remaining lease term of 4.9 years as of September 30, 2014. The Company expensed acquisition costs of approximately $1.4 million in conjunction with the Sunbelt Portfolio acquisition.

On February 12, 2014, the Company completed the acquisition of a 66,122 square foot retail shopping center in Woodstock, Georgia, or Woodstock Crossing, for approximately $5.7 million, which approximated the fair value of the acquired assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

The Company allocated the purchase price of the assets to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Woodstock
Land	$1,750,576
Buildings and improvements	3,760,654
Escrow fund for improvements	226,830
Tenant improvements	39,447
In-place leases	245,850
Above market leases	30,051
Leasing costs	123,731
Below market leases	(450,310)
Other liabilities	(25,436)

Net assets acquired	$5,701,393

The tenant improvements, in-place leases, above market leases, legal fees and commissions, and below-market leases will continue to be amortized over the remaining non-cancelable lease terms, which range from six months to ten years as of September 30, 2014, with a weighted average remaining lease term of 8 years as of September 30, 2014. Since the acquisition date of February 12, 2014, Woodstock Crossing contributed approximately $183,000 and $463,000 of revenue and $28,000 and $133,000 of net income to the Company's consolidated results for the three-month and nine-month periods ended September 30, 2014, respectively. The Company expensed acquisition costs of approximately $268,000 in conjunction with the Woodstock Crossing acquisition.

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

As discussed in note 16, on October 6, 2014 the Company acquired a third grocery-anchored necessity retail shopping center located in Nashville Tennessee. As of the date of filing of this Quarterly Report on Form 10-Q, the initial accounting, including the purchase price allocation for this transaction was not complete.

On December 4, 2013, pursuant to the approval of the investment committee of the Manager, the Company entered into an exclusive marketing agreement with an outside firm to market for sale the combined phases of its Trail Creek multifamily community (Trail I and Trail II). The operating results of the community were classified as held for sale at December 31, 2013 and March 31, 2014. Effective on December 4, 2013, the Company ceased recording depreciation on the combined Trail Creek community. On June 20, 2014, again pursuant to approval of the investment committee of the Manager, the Company removed the Trail Creek community from held for sale classification. As such, Trail Creek is included in the Company's consolidated financial statements as of and for the three months and nine months ended September 30, 2014 and 2013.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

Amortization of acquired intangible assets for the nine-month period ended September 30, 2013 related to the Ashford Park, McNeil Ranch and Lake Cameron communities commenced on January 23, 2013, the date of acquisition. The intangible assets were amortized over a period ranging from the average remaining lease term, which was approximately six to twelve months, to the average remaining lease term plus the average estimated renewal period.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Depreciation:
Buildings and improvements	$1,475,098	$1,027,767	$3,833,974	$2,845,693
Furniture, fixtures, and equipment	1,248,832	1,077,922	3,521,459	2,943,025
	2,723,930	2,105,689	7,355,433	5,788,718
Amortization:
Acquired intangible assets	460,618	1,575,247	1,432,040	6,886,537
Website development costs	1,191	1,151	3,572	3,454
Total depreciation and amortization	$3,185,739	$3,682,087	$8,791,045	$12,678,709

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

4.     Real Estate Loans, Notes Receivable, and Line of Credit

At September 30, 2014, our portfolio of real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party	Current / deferred interest % per annum
		(1)

	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	14,147,515	$28,400,000	8 / 6
	Madison - Rome		Rome, GA (2)	11/13/2012	9/20/2015	N/A	5,360,042	$11,500,000	8 / 6
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6
	Crosstown Walk		Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6
	Haven West		Atlanta, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Starkville		Starkville, MS (5) (6)	6/16/2014	11/30/2015	6/16/2017	6,116,384	$18,615,081	8.5 / 4.3
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA (7)	11/18/2013	1/31/2015	N/A	16,026,525	N/A	8.5
	Manassas		Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	N/A	8 / 5
	Irvine		Irvine, CA (8)	12/18/2013	2/28/2015	N/A	23,000,000	N/A	8.5 / 4.3
	Weems Road		Atlanta, GA (9)	4/14/2014	12/31/2014	N/A	5,700,000	N/A	8.5 / 4.3
	Kennesaw		Atlanta, GA (6) (10)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.3
	Summit III		Atlanta, GA (11)	7/25/2014	7/31/2015	N/A	2,400,000	N/A	10.0

							$171,007,498

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Manassas" - Oxford Palisades Apartments LLC; "Irvine" - 360 - Irvine, LLC; "Weems Road" - Weems Road Property Owner, LLC; "Kennesaw" - Haven Campus Communities - Kennesaw, LLC; and "Summit III" - Oxford Forsyth Development, LLC.

(2)	A mezzanine loan in support of an 88,351 square foot retail development project. On October 20, 2014, the borrower repaid this loan in full.
(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Completed 160-unit 568-bed student housing community adjacent to the campus of the University of West Georgia.
(5)	A planned 152-unit, 536-bed student housing community adjacent to the Mississippi State University campus.
(6)	See note 6 - Related Party Transactions.
(7)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community.
(8)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a 280-unit multifamily community.
(9)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a 310-unit multifamily community.
(10)	Mezzanine loan in support of a planned 198-unit,792-bed student housing community adjacent to the campus of Kennesaw State University.
(11)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a third phase adjacent to our Summit Crossing multifamily community.
The Manassas loan is subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Irvine, Weems Road and Summit III loans are also collateralized by the acquired land. The Haven West and Kennesaw loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories.

	As of September 30, 2014				Carrying amount as of
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	September 30, 2014	December 31, 2013
Project/Property

City Park	$10,000,000	$200,000	$100,000	$(53,843)	$9,946,157	$9,928,017
City Vista	13,632,515	282,930	141,465	(78,663)	13,553,852	12,063,939
Madison - Rome	5,360,042	107,201	53,600	(19,894)	5,340,148	5,322,770
Lely	12,206,849	254,265	127,133	(53,548)	12,153,301	11,402,372
Crosstown Walk	10,671,665	219,240	109,620	(32,887)	10,638,778	9,997,245
Overton	15,528,327	332,079	166,040	(85,245)	15,443,082	14,487,178
Haven West	6,784,167	138,816	69,408	(36,298)	6,747,869	5,582,018
Starkville	4,008,718	122,328	61,164	(33,626)	3,975,092	1,582,750
Founders' Village	9,866,000	197,320	98,660	(67,532)	9,798,468	7,572,698
Encore	9,936,763	320,531	160,265	—	9,936,763	7,716,421
Manassas	13,352,815	189,670	114,923	(10,728)	13,342,087	10,609,849
Irvine	17,733,427	390,129	195,064	—	17,733,427	14,332,658
Weems Road	5,556,233	94,356	47,178	(3,446)	5,552,787	—
Kennesaw	12,391,526	268,500	134,250	(53,280)	12,338,246	—
Summit III	1,000,000	24,000	12,000	(9,703)	990,297	—

	$148,029,047	$3,141,365	$1,590,770	$(538,693)	$147,490,354	$110,597,915

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its mezzanine loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion
Project/Property	Begin	End

City Park	11/1/2015	3/31/2016	$30,945,845	284
City Vista	2/1/2016	5/31/2016	$43,560,271	272
Madison - Rome	N/A	N/A	N/A	N/A
Lely	4/1/2016	8/30/2016	$43,500,000	308
Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342
Overton	7/8/2016	12/8/2016	$51,500,000	294
Haven West	8/1/2016	1/31/2017	$26,138,466	160
Starkville	9/1/2016	11/30/2016	(1)	152
Founders' Village	2/1/2016	9/15/2016	$44,266,000	247
Encore	N/A	N/A	N/A	340
Manassas	3/1/2017	7/31/2017	(1)	304
Irvine	N/A	N/A	N/A	280
Weems Road	N/A	N/A	N/A	310
Kennesaw	9/1/2016	11/30/2016	(1)	198
Summit III	N/A	N/A	N/A	172

				3,663

(1) The purchase option price is to be calculated as a discount based on a 50 basis point increase from the market cap rate at the time of exercise of the purchase option.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

At September 30, 2014, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				9/30/2014	12/31/2013

360 Residential, LLC	3/20/2013	6/30/2016	$2,000,000	$547,800	$12,396	12%	(1)
TPKG 13th Street Development, LLC	5/3/2013	12/31/2014	7,200,000	7,200,000	7,265,204	8%	(2)
Preferred Capital Marketing Services, LLC	1/24/2013	1/23/2015	1,500,000	1,500,000	1,500,000	10%
Riverview Associates, Ltd.	12/17/2012	12/16/2014	1,300,000	300,000	1,300,000	8%	(3)
Pecunia Management, LLC	11/16/2013	11/15/2014	200,000	200,000	200,000	10%
Oxford Contracting LLC	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%	(4)
Preferred Apartment Advisors, LLC	8/21/2012	12/31/2015	9,500,000	7,339,710	5,358,227	8%	(5)
Haven Campus Communities, LLC	6/11/2014	6/30/2016	4,000,000	1,650,000	—	12%	(4)
Oxford Capital Partners, LLC	6/27/2014	6/30/2016	4,200,000	4,069,870	—	12%	(6)
Newport Development Partners, LLC	6/17/2014	6/30/2016	3,000,000	1,760,560	—	12%	(4)

Unamortized loan fees				(57,473)	(4,422)

			$34,400,000	$25,985,467	$17,106,405

(1) Revolving credit line which is an amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) Land acquisition loan which pays current interest at 8% per annum, plus an additional interest amount necessary to provide the Company with a cumulative simple rate of return of 20% per annum effective January 1, 2014. The note is collateralized by a pledge of 100% of the membership interests of the project as well as by a first mortgage on the property.

(3) The amounts payable under the terms of this promissory note are collateralized by an assignment of project documents and guaranties of payment and performance by the principal of the borrower.
(4) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(5) The amounts payable under this revolving credit line are collateralized by an assignment of the Manager's rights to fees due under the third amended and restated management agreement, or Management Agreement, between the Company and the Manager. On February 10, 2014, this instrument was amended to increase the commitment amount and extend the maturity date as shown.

(6) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $1,000,000 are collateralized by a personal guaranty of repayment by the principals of the borrower.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Real estate loans:
Current interest payments	$2,924,660	$1,258,636	$7,852,786	$2,966,721
Additional accrued interest	1,854,309	932,461	5,065,487	2,054,297
Deferred loan fee revenue	178,727	64,603	759,583	180,297
Total real estate loan revenue	4,957,696	2,255,700	13,677,856	5,201,315
Interest income on notes and lines of credit	878,303	439,203	2,143,684	825,531
Interest income on loans and notes receivable	$5,835,999	$2,694,903	$15,821,540	$6,026,846

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
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Park, City Vista, Overton, Crosstown Walk, Lely, Haven West, and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2014 of approximately $78.7 million. The maximum aggregate amount of loans to be funded as of September 30, 2014 was approximately $81.7 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Park, City Vista, Founders' Village, Manassas, Encore, and Summit III real estate loans, the promissory note from Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $74.0 million (with a total commitment amount of $86.9 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of September 30, 2014.

The borrowers and guarantors behind the Crosstown Walk, City Park, City Vista, Founders' Village, Manassas, Encore and Summit III real estate loans, the promissory note to Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

financing segment of approximately $2.1 million and $1.4 million for the three-month periods ended September 30, 2014 and 2013, respectively.

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
As of September 30, 2014, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $13.6 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $7.4 million. As of September 30, 2014, the Company had issued 146,574 Units and collected net proceeds of approximately $132.6 million from the Primary Series A Offering after commissions.  A total of 429 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 14.8% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 14.8% of the approximate $7.4 million deferred to date, or approximately $1.1 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $6.6 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at September 30, 2014.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% of the total gross proceeds raised during the Unit offerings.

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
On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $475,000 as of September 30, 2014, of which approximately $174,000 are reflected in the asset section of the consolidated balance sheet as deferred offering costs at September 30, 2014. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered. During November 2013, the Company sold approximately 4.2 million shares of Common Stock and collected net proceeds of approximately $30.7 million, or 16.5% of the total amount of securities available for issuance under the Shelf Registration Statement. These offering costs related to the Shelf Registration Statement will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through September 30, 2014, the Company sold approximately 4.4 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $36.1 million.
6. Related Party Transactions
John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, and Leonard A. Silverstein, the Company's President and Chief Operating Officer and a member of the Board, are also executive officers and directors of NELL Partners, Inc., which controls the Manager. Mr. Williams is the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

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

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended		Nine months ended
Type of Compensation	Basis of Compensation	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$3,156,638	$195,833	$3,500,327	$1,734,040
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	531,881	363,595	1,492,458	944,087
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	283,805	238,026	814,600	643,387
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	255,234	173,143	714,927	444,282

		$4,227,558	$970,597	$6,522,312	$3,765,796

Included in the acquisition fees recognized for the three months and nine months ended September 30, 2014 are $642,820 paid as a broker fee to Joel T. Murphy, a member of the board of directors and Chief Executive Officer of New Market Properties, LLC, a related party, related to the acquisition of the eight grocery-anchored necessity retail shopping centers during the third quarter 2014. Mr. Murphy was the broker who identified the retail assets acquired and for which he would be compensated at closing. During the acquisition process, Mr. Murphy was asked to join our board of directors based on his background and experience and was also asked to become the Chief Executive Officer of New Market Properties, LLC.

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of approximately $10,200 of combined asset management and general and administrative expense fees related to the acquired properties during the three months ended September 30, 2014 have been deferred by the Manager. The Company will recognize any deferred fees in future periods to the extent, if any, it determines that the estimated net sale proceeds would exceed the hurdles listed above. As of September 30, 2014, the Company determined that there was insufficient evidence to support recognition of these deferred fees; therefore, the Company has not recognized any expense for the amounts deferred.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

Three months ended September 30,		Nine months ended September 30,
2014	2013	2014	2013
$632,051	$600,547	$1,866,416	$1,633,530

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $331,360 and $93,776 for the nine-month periods ended September 30, 2014 and 2013, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

The Company did not incur any of these other potential fees during the three-month or nine-month periods ended September 30, 2014 or 2013.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

2014			2013
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2014	89,313	$454,344	January 31, 2013	19,732	$107,551
February 28, 2014	93,005	468,337	February 28, 2013	23,094	119,885
March 31, 2014	98,200	497,855	March 28, 2013	25,755	132,603
April 30, 2014	101,436	510,905	April 30, 2013	41,492	220,874
May 30, 2014	105,630	533,800	May 31, 2013	48,098	247,597
June 30, 2014	109,865	556,074	June 28, 2013	53,749	276,946
July 31, 2014	115,114	583,110	July 31, 2013	59,121	302,532
August 29, 2014	123,334	626,595	August 30, 2013	63,359	322,368
September 30, 2014	135,109	693,812	September 30, 2013	68,198	348,483

	Total	$4,924,832		Total	$2,078,839

In addition, the Company declared on February 7, 2013 and paid a cash dividend on its Series B Preferred Stock at the same rate and frequency as those dividends declared on the Common Stock, equal to 5,714,274 as-converted shares of Common Stock, in an aggregate amount of $690,476.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

The Company's dividend activity on its Common Stock for the nine-month periods ended September 30, 2014 and 2013 was:

2014				2013
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 14, 2014	15,336,059	$0.16	$2,453,769	March 28, 2013	5,323,605	$0.145	$771,923
June 16, 2014	16,613,827	0.16	2,658,212	June 26, 2013	11,066,895	0.15	1,660,034
September 15, 2014	18,361,942	0.16	2,937,911	September 16, 2013	11,073,731	0.15	1,661,060

		$0.48	$8,049,892			$0.445	$4,093,017

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At September 30, 2014, the Company had 145,011 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2014			2013
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
2/6/2014	4/22/2014	$36,552	2/7/2013	4/25/2013	$15,513
5/8/2014	7/17/2014	21,509	5/9/2013	7/31/2013	16,048
8/7/2014	10/17/2014	23,201	8/8/2013	10/29/2013	16,048

		$81,262			$47,609

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

Equity compensation expense by award type for the Company was:

	Three months ended September 30,		Nine months ended September 30,		Unamortized expense as of September 30,
	2014	2013	2014	2013	2014

Quarterly board member committee fee grants	$11,858	$5,983	$29,786	$24,151	$—
Class B Unit awards:
Executive officers - 2012	—	—	—	2,580	—
Executive officers - 2013	—	215,555	2,318	644,345	—
Executive officers - 2014	364,558	—	1,095,041	—	336,293
Vice chairman of board of directors	—	5,125	—	25,623	—
Restricted stock grants:
2012	—	—	—	86,250	—
2013	—	64,197	85,812	106,997	—
2014	80,545	—	134,150	—	187,811

Total	$456,961	$290,860	$1,347,107	$889,946	$524,104

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
September 30, 2014
(Unaudited)

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
September 30, 2014
(Unaudited)

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

9. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

		Principal balance as of				Interest only through date (1)
	Acquisition/ refinancing date	September 30, 2014	December 31, 2013	Maturity date	Fixed interest rate

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	4.22%	7/1/2020
Stone Rise	7/3/2014	25,187,000	19,500,000	8/1/2019	2.89%	8/31/2015
Summit Crossing	4/21/2011	20,763,830	20,862,000	5/1/2018	4.71%	5/1/2014
Summit Crossing secondary financing	8/28/2014	5,250,000	—	9/1/2019	4.39%	N/A
Summit II	3/20/2014	13,357,000	13,000,000	4/1/2021	4.49%	3/1/2020
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%	2/28/2018
Ashford Park secondary financing	8/28/2014	6,660,000	—	2/1/2020	4.13%	N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%	2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%	2/28/2018
Enclave	9/26/2014	24,862,000	—	10/1/2021	3.68%	10/31/2017
Sandstone	9/26/2014	32,305,000	—	10/1/2019	3.18%	N/A
Stoneridge	9/26/2014	27,950,000	—	10/1/2019	3.18%	N/A
Vineyards	9/26/2014	34,775,000	—	10/1/2021	3.68%	10/31/2017
Spring Hill Plaza	9/5/2014	9,900,000	—	10/1/2019	3.36%	N/A
Parkway Town Centre	9/5/2014	7,200,000	—	10/1/2019	3.36%	N/A
Woodstock	8/8/2014	3,150,000	—	9/1/2021	4.71%	N/A
Deltona Landing	9/30/2014	7,250,000	—	10/1/2019	3.48%	N/A
Powder Springs	9/30/2014	7,650,000	—	10/1/2019	3.48%	N/A
Kingwood Glen	9/30/2014	12,130,000	—	10/1/2019	3.48%	N/A
Barclay Crossing	9/30/2014	6,820,000	—	10/1/2019	3.48%	N/A
Sweetgrass Corner	9/30/2014	8,260,000	—	10/1/2019	3.58%	N/A
Parkway Centre	9/30/2014	4,750,000	—	10/1/2019	3.48%	N/A

Total		$345,373,830	$140,516,000

(1) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 30-year amortization period through the maturity date.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

Credit Facility
The Company has a revolving credit facility with Key Bank National Association, or Key Bank, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Credit Facility was $40,000,000 until the amendment of the loan agreement pursuant to the Third Modification Agreement, which became effective July 1, 2014.
The Third Modification Agreement increased our borrowing capacity on the Revolving Credit Facility from $40 million to $45 million and extended the maturity date to July 1, 2015. Once the Company's operating real estate assets exceeded $300 million, the borrowing capacity was increased to $50 million.
On September 19, 2014, the Company entered into an Amended and Restated Credit Agreement with Key Bank that also added a $45 million term loan, or Term Note, to the Company's borrowing capacity. The Term Note bears interest at the one month London Interbank Offered Rate, or 1 month LIBOR, plus 4.5%. This rate was 4.625% per annum at September 30, 2014. The Term Note matures on March 19, 2015, with an option to extend until June 19, 2015. Mandatory principal payments totaling $15.0 million with a maximum balance of $30.0 million are required by December 19, 2014 and cumulative payments totaling $25.0 million with a maximum balance of $20.0 million are required by March 19, 2015.
The purpose of the Term Note was to partially finance the acquisitions of the Sunbelt and Dunbar portfolios.
The Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 95% of AFFO for the trailing rolling four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.
As of September 30, 2014, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		50.7%
Net worth	Minimum $160,000,000	(2)	$242,961,014
Debt yield	Minimum 8.25%		8.46%
Payout ratio	Maximum 95%	(3)	82.5%
Total leverage ratio	Maximum 65%		62.4%
Debt service coverage ratio	Minimum 1.50x		3.93x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $160 million plus 75% of the net proceeds of any equity offering, which totaled approximately $229,170,000 as of September 30, 2014.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2014, the maximum dividends and distributions allowed under this covenant was approximately $19,255,000.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility, the Term Loan, as well as the mortgage debt on the Company's multifamily communities, are amortized over the lives of the loans. At September 30, 2014, aggregate unamortized loan costs were approximately $5.4 million, which will be amortized over a weighted average remaining loan life of approximately 5.2 years. The weighted average interest rate for the Credit Facility was 4.07% for the nine-month period ended September 30, 2014.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Trail Creek	$321,052	$319,246	$953,272	$585,073
Stone Rise	331,606	155,105	633,764	461,839
Summit Crossing	439,414	257,553	1,219,786	764,469
Ashford Park	246,313	217,958	675,543	600,466
McNeil Ranch	119,503	119,503	354,950	331,382
Lake Cameron	167,039	167,038	495,958	464,630
Dunbar Portfolio	78,051	—	78,051	—
Retail assets	82,639	—	82,639	—
Interest paid to Manassas participant	52,700	—	52,700	—

	1,838,317	1,236,403	4,546,663	3,207,859
Revolving Credit Facility and Term Note	311,730	302,164	1,103,433	715,472
Interest expense	$2,150,047	$1,538,567	$5,650,096	$3,923,331
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments, including its line of credit as of September 30, 2014 were:

Period	Future principal payments
2014	$51,476,798
2015	32,124,966
2016	3,597,037
2017	3,917,158
2018	25,263,786
thereafter	309,244,085

Total	$425,623,830
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status, therefore, management has determined that a 100% valuation allowance is appropriate as of September 30, 2014 and December 31, 2013.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. The amount guarantied by the Company is $5.0 million and is reduced by $400,000 per year over the term of the lease.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

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

Retail - consists of owned shopping centers. At September 30, 2014, this consisted of Woodstock Crossing plus the eight additional assets acquired during the three month period ended September 30, 2014.

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

	September 30, 2014	December 31, 2013

Assets:
Multifamily communities	$376,089,034	$196,368,297
Financing	180,002,113	131,079,309
Retail	111,983,472	—
Other	20,265,901	14,189,089
Consolidated assets	$688,340,520	$341,636,695

Total capitalized expenditures of $1,281,035 and $979,828 were recorded for the nine months ended September 30, 2014 and 2013, respectively (excluding the purchase prices of acquisitions during these periods and construction in progress).

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues

Multifamily communities	$6,952,522	$6,057,372	$19,992,643	$16,385,096
Financing	5,835,999	2,694,903	15,821,540	6,026,846
Retail	394,139	—	673,749	—
Consolidated revenues	$13,182,660	$8,752,275	$36,487,932	$22,411,942

Segment net operating income (Segment NOI)

Multifamily communities	$4,104,481	$3,451,598	$11,712,202	$9,486,780
Financing	5,835,999	2,694,903	15,821,540	6,026,846
Retail	293,431	—	504,540	—

Consolidated segment net operating income	10,233,911	6,146,501	28,038,282	15,513,626

Interest and loss on early debt extinguishment:
Multifamily communities	1,702,977	1,237,915	4,411,323	3,797,057
Retail	82,639	—	82,639	—
Financing	364,431	300,652	1,156,134	730,611
Depreciation and amortization:
Multifamily communities	2,870,450	3,682,087	8,369,612	12,678,709
Retail	315,289	—	421,433	—
Professional fees	326,776	57,908	901,429	450,676
Management fees	787,115	536,738	2,207,385	1,388,369
Acquisition costs:
Multifamily communities	2,937,724	10,682	3,087,696	1,242,305
Retail	3,562,332	—	3,820,023	—
Equity compensation to directors and executives	456,961	290,860	1,347,107	889,946
Other	56,590	59,673	242,561	174,016

Net loss	$(3,229,373)	$(30,014)	$1,990,940	$(5,838,063)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(3,229,373)	$(30,014)	$1,990,940	$(5,838,063)
Net (income) loss attributable to non-controlling interests	26,481	127,738	(32,747)	225,894
Net income (loss) attributable to the Company	(3,202,892)	97,724	1,958,193	(5,612,169)
Dividends declared to preferred stockholders (A)	(1,903,517)	(973,069)	(4,924,832)	(2,769,001)
Deemed non-cash dividend to holders of Series B Preferred Stock	—	—	—	(7,028,557)
Earnings attributable to unvested restricted stock (B)	(6,275)	(4,352)	(17,227)	(13,496)
Net income (loss) attributable to common stockholders	$(5,112,684)	$(879,697)	$(2,983,866)	$(15,423,223)

Denominator:
Weighted average number of shares of Common Stock - basic	17,564,091	11,041,359	16,399,675	8,197,531
Effect of dilutive securities: (C)
Warrants	—	—	—	—
Class B OP Units	—	—	—	—
Unvested restricted stock	—	—	—	—
Weighted average number of shares of Common Stock - diluted	17,564,091	11,041,359	16,399,675	8,197,531

Income (loss) per share of Common Stock:
Basic	$(0.29)	$(0.08)	$(0.18)	$(1.88)

Diluted	$(0.29)	$(0.08)	$(0.18)	$(1.88)

(A) The Company’s 146,145 shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly.

(B) The Company's outstanding unvested restricted share awards (39,216 and 29,016 shares of Common Stock at September 30, 2014 and 2013, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss for the three-month and nine-month periods ended September 30, 2014 and 2013, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expires on March 31, 2015, and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 2,931,480 shares of Common Stock, from the diluted shares calculations because the effect was antidilutive. Class A OP Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

14. Pro Forma Financial Information

The Company’s condensed pro forma financial results, assuming the acquisitions of Ashford Park, McNeil Ranch, Lake Cameron, Trail II, Parkway Town Centre, Spring Hill Plaza, and the Dunbar and Sunbelt Portfolios were hypothetically completed on January 1, 2013 and for the commencement of business operations for Summit II on February 1, 2013 were:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Pro forma:
Revenues	$20,026,753	$15,934,565	$57,022,655	$44,240,660

Net income (loss)	$(5,106,447)	$(3,549,828)	$(4,862,551)	$(24,696,591)

Net income (loss) attributable to the Company	$(5,064,596)	$(3,389,533)	$(4,824,826)	$(24,177,458)

Net income (loss) attributable to common stockholders	$(6,974,388)	$(4,366,954)	$(9,766,885)	$(33,988,512)

Net income (loss) per share of Common Stock
attributable to common stockholders:
Basic	$(0.37)	$(0.35)	$(0.55)	$(3.52)
Diluted	$(0.37)	$(0.35)	$(0.55)	$(4.15)

Weighted average number of shares of Common Stock outstanding:
Basic	18,919,526	12,491,359	17,817,807	9,647,531
Diluted	18,919,526	12,491,359	17,817,807	8,197,531

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

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable. Accrued interest included in the carrying values of the Company's real estate loans was approximately $6.3 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2014
(Unaudited)

	As of September 30, 2014
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$150,477,152	$155,999,168	$—	$—	$155,999,168
Notes receivable	15,512,662	15,512,662	—	—	15,512,662
Note receivable and revolving line of credit	10,472,805	10,472,805	—	—	10,472,805
	$176,462,619	$181,984,635	$—	$—	$181,984,635
Financial Liabilities:
Mortgage notes payable	$345,373,830	$346,486,616	$—	$—	$346,486,616
Revolving credit facility	36,000,000	36,000,000	—	—	36,000,000
Term Loan	44,250,000	44,250,000	—	—	44,250,000
	$425,623,830	$426,736,616	$—	$—	$426,736,616

	As of December 31, 2013
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$113,718,233	$119,152,117	$—	$—	$119,152,117
Notes receivable	10,248,178	10,248,178	—	—	10,248,178
Line of credit receivable	6,858,227	6,858,227	—	—	6,858,227
	$130,824,638	$136,258,522	$—	$—	$136,258,522
Financial Liabilities:
Mortgage notes payable	$140,516,000	137,116,549	$—	$—	$137,116,549
Revolving credit facility	29,390,000	29,390,000	—	—	29,390,000
	$169,906,000	$166,506,549	$—	$—	$166,506,549

(1) The carrying value of real estate loans includes the Irvine loan of 17,733,427 and $14,332,658 at September 30, 2014 and December 31, 2013, respectively, for which the Company elected to account for utilizing the fair value option on a recurring basis. The change in fair value was due to an additional drawn amount. This amount also includes the Company's balance of the Manassas real estate loan, net of the balance funded by unrelated participants.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at September 30, 2014, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects. At the date of the Irvine loan, the Company elected the fair value option as the carrying amount of the loan. The significant unobservable input into this level 3 fair value assessment classification includes a remote possibility of realization of the $2,000,000 exit fee. Because the interest rate of the loan approximated market rates for similar loans, and due to the short term nature of the loan, the Company determined that the face amount of the loan approximated its fair market value.

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
September 30, 2014
(Unaudited)

this analysis. The present values of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

16. Subsequent Events

On October 6, 2014, the Company acquired one grocery-anchored necessity retail shopping center with an approximate aggregate 62,400 rentable square feet located in Nashville, Tennessee, for an aggregate purchase price of approximately $14.2 million.

On October 20, 2014, the borrower repaid the mezzanine loan and accrued interest of approximately $5.4 million, which supported the development of a grocery anchored, necessity retail shopping center in Rome, Georgia. The grocery company exercised its right of first refusal for the center.

On October 21, 2014, the Company repaid $7.25 million of the principal amount owed on our Term Loan and on November 4, 2014, we repaid another $3.5 million of principal amount. With these payments, the outstanding balance on the Term Loan has been reduced from $44.25 million to $33.5 million.

Between October 1, 2014 and October 31, 2014, the Company issued 13,196 Units and collected net proceeds of approximately $11.9 million under its Follow-on Offering.
On November 3, 2014, the Company declared a dividend on its Common Stock of $0.175 per share, payable on January 15, 2015 to all stockholders of record on December 15, 2014.
On November 3, 2014, the Company granted 2,102 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $8.50, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $17,867 was recorded in full at the grant date.
On November 4, 2014, the Company closed on a bridge loan of up to $2.24 million to acquire a parcel of land adjacent to the property partially financed by our Crosstown Walk mezzanine loan in Tampa, Florida, for a planned 180-unit second phase of that multifamily community. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest at 4.33% per annum.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During September and early October 2014, we acquired nine grocery-anchored necessity retail shopping centers with an approximate aggregate 628,000 rentable square feet located in the Nashville, Orlando, Atlanta, Houston, Tampa, Columbus, Georgia and Charleston, South Carolina markets for an aggregate purchase price of approximately $112.5 million.

On September 26, 2014, we acquired four multifamily communities located in the Kansas City, Dallas, Nashville, and Houston markets, representing an aggregate of 1,397 units, for an aggregate purchase price of approximately $181.3 million. We now own 3,326 multifamily units, with an additional potential 3,663 units under construction through our mezzanine loan program.

In connection with these retail acquisitions, our current strategy is to aggregate a critical mass of necessity retail shopping center assets within New Market Properties, LLC, a wholly owned subsidiary of our operating partnership, and then spin off, sell or distribute New Market Properties into an independent, publicly traded REIT as soon as we believe it has reached scale. Moreover, there is an expectation that we will continue to own an investment in New Market Properties following such spin off, sale or distribution.

As of September 30, 2014, we had cumulatively issued 146,574 Units and collected net proceeds of approximately $132.6 million from our Primary Series A Offering, and pursuant to Pre-Effective Amendment No. 2 for the Follow-On Offering registration statement on Form S-3, which increased the Follow-On Offering to 900,000 Units.

During the nine-month period ended September 30, 2014, we issued approximately 4.4 million shares of Common Stock pursuant to our at the market offering, or ATM Offering, through MLV & Co. LLC as our sales agent under our Shelf Registration Statement and collected net proceeds of approximately $36.1 million.

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
•     availability of qualified personnel;
•     estimates relating to our ability to make distributions to our stockholders in the future;
•     our understanding of our competition;
•     market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy;

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

•	changes in market rental rates;

•	changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	adverse financial conditions for grocery anchors and other retail, service, medical or restaurant tenants;

•	continued consolidation in the retail and grocery sector;

•	excess amount of retail space in our markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•	the growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.

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

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make bridge and mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our assets in other real estate related investments such as grocery-anchored necessity retail properties, as determined by our Manager as appropriate for us.

We seek to generate returns for our stockholders by taking advantage of the current environment in the real estate market and the United States economy by acquiring multifamily assets and shopping centers in our targeted markets.  The current economic environment still provides many challenges for new development, which provides opportunity for current multifamily product to potentially enjoy stable occupancy rates and rising rental rates as the overall economy continues to grow.  As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 99% interest as of September 30, 2014. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored necessity retail properties.

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue over the next few quarters, which should translate into improved job growth and continued improvements in consumer confidence. We believe a growing economy, improved job market and increased consumer confidence should help sustain the current upward momentum in the multifamily sector. We expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to improve on measurably. The pipeline of new multifamily construction, although increasing, has been relatively measured in most markets and nationally is currently around average historical levels. Even with the increase in new supply of multifamily product, job growth and demographic trends have led to improved absorption levels which in most markets has offset or exceeded the new supply coming online. The result of this has been stable to increasing occupancies with concurrent increases in rental rates. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (availability of debt, price of capital, availability of quality sites, entitlement process) will keep any increases in supply/permits at reasonable levels.

Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital. Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for borrowing as the equity and debt markets continue to view the U.S. multifamily sector as a desirable investment. We expect the supply of multifamily housing units to continue to grow at a measured pace.
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

Critical Accounting Policies
Certain accounting policies are believed by management to be critical, in that they involve significant management judgments, assumptions, and estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Besides the following, we have had no material changes to our critical accounting policies since December 31, 2013.
Revenue from reimbursements of retail tenants' share of real estate taxes, insurance and common area maintenance costs, or CAM, costs are recognized as the respective costs are incurred in accordance with the lease agreements. We estimate the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, by taking into consideration our historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on the Company’s condensed consolidated financial statements.

Results of Operations

Overview

We commenced business operations in April of 2011 with our initial public offering. Our portfolio of real estate assets, as of September 30, 2014, consisted of ten wholly-owned multifamily communities totaling 3,326 units; nine grocery-anchored necessity retail shopping centers with an aggregate of approximately 631,000 rentable square feet; 11 mezzanine real estate construction loans that are partially financing the construction of seven multifamily communities, three student housing communities, and one grocery-anchored necessity retail shopping center; and four land acquisition bridge loans. The total aggregate amount of our real estate loan commitments was approximately $171.0 million at September 30, 2014. All of our multifamily related mezzanine loans contain exclusive limited options to purchase the properties once developed and stabilized, which if all are exercised, would add 3,663 units to our portfolio.

We recorded net losses attributable to common stockholders of approximately $5.1 million and $880,000 for the three-month periods ended September 30, 2014 and 2013, respectively. These results reflect the incurrence of approximately $6.5 million and $11,000 of acquisition costs and fees for these respective periods.

The highlights of the third quarter of 2014 included:

•	NFFO was $4,536,012, or $0.26 per share for the third quarter 2014, an increase of approximately 70% from our NFFO of $2,671,257 or $0.24 per share for the third quarter 2013.(1)

•
AFFO was $3,886,782 or $0.22 per share for the third quarter 2014, an increase of approximately 88% from our AFFO of $2,062,981, or $0.19 per share for the third quarter 2013. AFFO is calculated after deductions for all preferred dividends.(1)

•
FFO was $(1,964,044), or $(0.11) per share for the third quarter 2014, versus our FFO of $2,660,575, or $0.24 per share for the third quarter 2013. (1) Our third quarter 2014 FFO results were significantly affected by the incurrence of approximately $6.5 million of acquisition costs, substantially all related to the current period acquisitions described below.

•
During September and early October 2014, we acquired nine grocery-anchored necessity retail shopping centers with an approximate aggregate 628,000 rentable square feet located in Nashville, Orlando, Atlanta, Houston, Tampa, Columbus, Georgia and Charleston, South Carolina for an aggregate purchase price of approximately $112.5 million.

•
On September 26, 2014, we acquired four multifamily communities located in Kansas City, Dallas, Nashville, and Houston, representing an aggregate of 1,397 units, for an aggregate purchase price of approximately $181.3 million. We now own 3,326 multifamily units, with an additional potential 3,663 units under construction through our mezzanine loan program.

•
As of September 30, 2014, our total assets were approximately $688 million, an increase of approximately $409 million, or 146% compared to our total assets of approximately $280 million at September 30, 2013.

•	Total revenues for the third quarter 2014 were $13,182,660, an increase of approximately $4.4 million, or 51%, compared to the third quarter 2013.

•	For the third quarter 2014, our average multifamily physical occupancy was 95.7%.

•
On July 1, 2014, we increased our borrowing capacity on our revolving credit facility through Key Bank National Association, or our Revolving Credit Facility, from $40 million to a potential maximum of $50 million. Also, on September 19, 2014, we added a term loan with a maximum borrowing capacity of $45 million, or Term Loan, which matures on March 19, 2015.

•
During August 2014, we received $3.2 million of additional capital through the placement of a first mortgage on our Woodstock, Georgia grocery-anchored necessity retail shopping center. Additionally, we were able to tap into the increased value that Summit Crossing and Ashford Park have achieved since acquisition and received an additional $11.9 million in loan proceeds from the existing lenders at attractive rates.

•
On July 25, 2014, we closed a bridge loan of up to $2.4 million to partially finance the acquisition of land and predevelopment costs for a proposed 172-unit third phase adjacent to our Summit Crossing multifamily community in Atlanta, Georgia, or Summit III. Upon completion of the project and exercise of our purchase option, we would own 657 units in the Summit Crossing community.

•
On August 7, 2014, we declared a quarterly dividend on our Common Stock of $0.16 per share, which was paid on October 15, 2014 to all common stockholders of record as of September 15, 2014. Our aggregate cash dividend declarations on our Common Stock and Class A OP Units of Preferred Apartment Communities Operating Partnership, L. P., or our Operating Partnership, for the third quarter 2014 totaled $2,961,113. In addition, dividends declared on our Series A Redeemable Preferred Stock for the third quarter 2014 totaled $1,903,517.

•
On October 20, 2014, the borrower repaid the mezzanine loan and accrued interest of approximately $5.4 million, which supported the development of a grocery anchored, necessity retail shopping center in Rome, Georgia. The grocery company exercised its right of first refusal for the center.

•
On October 21, 2014, we repaid $7.25 million of the principal amount owed on our Term Loan and on November 4, 2014, we repaid another $3.5 million of principal amount. With these payments, our outstanding balance on the Term Loan has been reduced from $44.25 million to $33.5 million.

•
Our Common Stock dividend of $0.16 per share for the third quarter 2014 represents a 28% overall growth rate from our initial Common Stock dividend of $.125 per share, or approximately 8.7% on an annualized basis since June 30, 2011.

•	On November 3, 2014, we declared a dividend on our Common Stock of $0.175 per share, payable on January 15, 2015 to all stockholders of record on December 15, 2014.

•
On November 4, 2014, we closed on a bridge loan of up to $2.24 million to acquire a parcel of land adjacent to the property partially financed by our Crosstown Walk mezzanine loan in Tampa, Florida, for a planned 180-unit second phase of that multifamily community. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest at 4.33% per annum.

•	At September 30, 2014, our leverage as measured by the ratio of our debt to the undepreciated book value of our total assets was approximately 60.0%.

(1) “Per share” refers to per weighted average share of Common Stock and Class A OP Unit outstanding for the periods indicated. See definitions of other terms later within this "Results of Operations" section.

Acquired properties

On February 12, 2014, we completed the acquisition of Woodstock Crossing, a 66,122 square foot grocery-anchored necessity retail shopping center in Woodstock, Georgia for $5,701,393.

On September 5, 2014, we acquired two grocery-anchored necessity retail shopping centers with an approximate aggregate 127,200 rentable square feet located in Nashville, Tennessee, for an aggregate purchase price of approximately $24.1 million.

On September 26, 2014, we acquired four multifamily communities located in the Kansas City, Kansas, Dallas, Texas, Nashville, Tennessee, and Houston, Texas markets representing an aggregate of 1,397 units, for an aggregate purchase price of approximately $181.3 million. We now own 3,326 multifamily units, with an additional potential 3,663 units under construction through our mezzanine loan program.

On September 30, 2014, we acquired six grocery-anchored necessity retail shopping centers with an approximate aggregate 438,000 rentable square feet located in the Orlando, Atlanta, Houston, Columbus, Georgia, Tampa, and Charleston, South Carolina markets, for an aggregate purchase price of approximately $74.2 million.

On October 6, 2014, we acquired one grocery-anchored necessity retail shopping center with approximately 62,400 rentable square feet located in Nashville, Tennessee, for a purchase price of approximately $14.2 million.

Real estate loans, Notes Receivable and Line of Credit

Details of our real estate loan portfolio at September 30, 2014 consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Approved senior loan held by unrelated third party	Current / deferred interest % per annum
		(1)

	City Park		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	14,147,515	$28,400,000	8 / 6
	Madison - Rome		Rome, GA (2)	11/13/2012	9/20/2015	N/A	5,360,042	$11,500,000	8 / 6
	Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6
	Crosstown Walk		Tampa, FL (3)	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6
	Overton		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6
	Haven West		Atlanta, GA (4) (6)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Starkville		Starkville, MS (5) (6)	6/16/2014	11/30/2015	6/16/2017	6,116,384	$18,615,081	8.5 / 4.3
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA (7)	11/18/2013	1/31/2015	N/A	16,026,525	N/A	8.5
	Manassas		Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	N/A	8 / 5
	Irvine		Irvine, CA (8)	12/18/2013	2/28/2015	N/A	23,000,000	N/A	8.5 / 4.3
	Weems Road		Atlanta, GA (9)	4/14/2014	12/31/2014	N/A	5,700,000	N/A	8.5 / 4.3
	Kennesaw		Atlanta, GA (6) (10)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.3
	Summit III		Atlanta, GA (11)	7/25/2014	7/31/2015	N/A	2,400,000	N/A	10.0

							$171,007,498

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "City Park" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Madison - Rome" - Madison Retail - Rome LLC; "Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Starkville" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Manassas" - Oxford Palisades Apartments LLC; "Irvine" - 360 - Irvine, LLC; "Weems Road" - Weems Road Property Owner, LLC; "Kennesaw" - Haven Campus Communities - Kennesaw, LLC; and "Summit III" - Oxford Forsyth Development, LLC.

(2)	A mezzanine loan in support of an 88,351 square foot retail development project. On October 20, 2014, the borrower repaid this loan in full.
(3)	Crosstown Walk was a land acquisition bridge loan that was converted to a mezzanine loan in April 2013.
(4)	Completed 160-unit 568-bed student housing community adjacent to the campus of the University of West Georgia.
(5)	A planned 152-unit, 536-bed student housing community adjacent to the Mississippi State University campus.
(6)	See note 6 - Related Party Transactions.
(7)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community.
(8)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a 280-unit multifamily community.
(9)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a 310-unit multifamily community.
(10)	Mezzanine loan in support of a planned 198-unit,792-bed student housing community adjacent to the campus of Kennesaw State University.
(11)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a third phase adjacent to our Summit Crossing multifamily community.
The Manassas loan is subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal.

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

We receive a fee of 2% of the aggregate amount of the loan at loan inception as partial inducement to offer the funds and concurrently pay 1% of the loan amount (half of the 2% loan fee) to our Manager as an acquisition fee. The net 1% retained is recognized as revenue over the term of the loan. The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where management deems necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Irvine, Weems Road and Summit III loans are also collateralized by the acquired land. The Haven West and Kennesaw loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

Three Months and Nine Months Ended September 30, 2014 compared to 2013

Revenues

We recorded total rental revenue of approximately $6.5 million for the three-month period ended September 30, 2014, compared to approximately $5.4 million for the three-month period ended September 30, 2013, and approximately $18.5 million for the nine-month period ended September 30, 2014, compared to approximately $14.8 million for the nine-month period ended September 30, 2013. The increases were driven primarily by the acquisitions of the second phases of Trail Creek and Summit Crossing in June 2013 and December 2013, respectively, and the acquisition of Woodstock Crossing in February of 2014, as well as the recognition of a full nine months of operating activity during the 2014 period from McNeil Ranch, Ashford Park, and Lake Cameron, or the WMAF multifamily communities, which were acquired in January 2013. Additionally, our retail business operations added approximately $394,000 and $674,000 of revenue for the three-month and nine-month periods ended September 30, 2014, respectively.

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

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increases in other property revenues for the three-month and nine-month periods ended September 30, 2014 versus September 30, 2013 were due primarily to the acquisitions of the second phases of Trail Creek and Summit Crossing.

Interest income from our real estate loans increased substantially for the three-month and nine-month periods ended September 30, 2014 versus September 30, 2013 due to the addition of five new mezzanine and real estate related loans (net of the loss of the Trail II and Summit II mezzanine loans, which were converted to equity when we acquired the properties in 2013) since the end of the third quarter of 2013. Also contributing to the increases in interest income were higher loan balances on real estate loans which were in existence during both 2013 and 2014, from accumulating draws and loan balances as the underlying projects progress toward completion.

We recorded interest income and other revenue from these instruments as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Real estate loans:
Current interest payments	$2,924,660	$1,258,636	$7,852,786	$2,966,721
Additional accrued interest	1,854,309	932,461	5,065,487	2,054,297
Deferred loan fee revenue	178,727	64,603	759,583	180,297
Total real estate loan revenue	4,957,696	2,255,700	13,677,856	5,201,315
Interest income on notes and lines of credit	878,303	439,203	2,143,684	825,531
Interest income on loans and notes receivable	$5,835,999	$2,694,903	$15,821,540	$6,026,846

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities and retail assets of approximately $1,068,000 and $923,000 for the three-month periods ended September 30, 2014 and 2013, respectively and approximately $2.9 million and $2.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were driven primarily by the acquisitions of the second phases of Trail Creek and Summit Crossing in June 2013 and December 2013, respectively and the acquisition of Woodstock Crossing in February of 2014, as well as the recognition of a full nine months of operating activity during the 2014 period from the WMAF multifamily communities. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Property salary and benefits to related party

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities of approximately $632,000 and $601,000 for the three-month periods ended September 30, 2014 and 2013, respectively and approximately $1.9 million and $1.6 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were primarily due to the acquisitions of the second phase of our Summit Crossing community, or Summit II, the second phase of our Trail Creek community, or Trail II, and of the WMAF multifamily communities during 2013. The number of employees assigned by our property manager to our ten multifamily communities at September 30, 2014 is not expected to change materially over the foreseeable future.

Property management fees to related party

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and retail assets and the supervision of any subcontractors; for retail assets, property management fees are 4% of gross property revenues, of which 3.5% is paid to a third party management company. These costs were approximately $284,000 and $238,000 for the three-month periods ended September 30, 2014 and 2013, respectively and approximately $815,000 and $643,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were primarily due to the acquisitions of Summit II, Trail II, and three WMAF multifamily communities during 2013.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. These costs were approximately $713,000 and $641,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $2.1 million and $1.7 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were primarily due to the acquisitions of Summit II, Trail II, and three WMAF multifamily communities during 2013.

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.   However, we have some protection against any potential rise in assessments at Stone Rise because its assessed value is frozen through 2015, unless there is a county wide reassessment.

General and Administrative

We recorded general and administrative expenses of approximately $177,000 and $160,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $599,000 and $446,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were primarily due to the acquisitions of Summit II, Trail II, and the three WMAF multifamily communities during 2013, as well as increased franchise taxes in North Carolina for the 2014 period.

Equity compensation to directors and executives

Expenses recorded by grant for equity compensation awards were:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Quarterly board member committee fee grants	$11,858	$5,983	$29,786	$24,151
Class B Unit awards:
Executive officers - 2012	—	—	—	2,580
Executive officers - 2013	—	215,555	2,318	644,345
Executive officers - 2014	364,558	—	1,095,041	—
Vice chairman of board of directors	—	5,125	—	25,623
Restricted stock grants:
2012	—	—	—	86,250
2013	—	64,197	85,812	106,997
2014	80,545	—	134,150	—

Total	$456,961	$290,860	$1,347,107	$889,946

The increases for the three-month and nine-month periods ended September 30, 2014 were primarily due to an expansion of the annual Class B Unit Grants for the 2014 service year versus 2013.

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $3.2 million and $3.7 million for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $8.8 million and $12.7 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The decrease was primarily due to the amortization of the acquired intangible assets related to the three acquired WMAF multifamily communities of approximately $1.2 million and $6.4 million for the three-month and nine-month 2013 periods. This decrease in amortization of acquired intangibles was partially offset by higher depreciation expense related to the acquisitions of Summit II, Trail II, and three WMAF multifamily communities and amortization expense of acquired intangible assets related to Woodstock Crossing and the assets within the Dunbar and Sunbelt Portfolios in the 2014 periods.

Acquisition and pursuit costs and acquisition fees to related parties

We recorded combined acquisition and pursuit costs and acquisition fees paid of approximately $6.5 million and $11,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $6.9 million and $1.2 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were primarily due to the acquisition costs in 2014 related to the Sunbelt and Dunbar Portfolios, partially offset by acquisition fees in the nine-month period ended September 30, 2013 related to the three acquired WMAF multifamily communities of approximately $1.1 million, which were included in acquisition fees paid to reimburse our Manager for expenses incurred such as due diligence, purchase negotiation, appraisals, and other costs related to acquiring these and other real estate assets. Acquisition fees were also paid during 2014 related to Woodstock Crossing as well as costs incurred related to abandoned acquisition efforts, and $642,820 paid as a broker fee to Joel T. Murphy, a member of our board of directors and Chief Executive Officer of New Market Properties, LLC. Mr. Murphy was the broker who identified the retail assets acquired and for which he would be compensated at closing. During the acquisition process, Mr. Murphy was asked to join our board of directors based on his background and experience and was also asked to become the Chief Executive Officer of New Market Properties, LLC. We recorded acquisition fees paid to our Manager of approximately $2.8 million for the three-month period ended September 30, 2014 and no acquisition fees for the three-month period ended September 30, 2013, and approximately $2.9 million and $1.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Acquisition fees paid to our Manager are calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Management fees to related party

We recorded management fees paid of approximately $787,000 and $537,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $2.2 million and $1.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were primarily due to the higher amount of assets under management related to the three acquired WMAF multifamily communities, the acquisition of Trail II and Summit II in 2013, and the addition of mezzanine and bridge loans, less the effect of the absence of the Summit II mezzanine loan. These fees are calculated as prescribed by the Management Agreement as equal to one-twelfth of 0.50% of the total book value of assets, as adjusted, and are paid monthly to our Manager.

Insurance, professional fees and other expenses

We recorded insurance, professional fees, and other expenses of approximately $459,000 and $162,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $1.3 million and $741,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were primarily due to higher audit costs and property insurance expenses in the 2014 periods.

Interest expense

We recorded interest expense of approximately $2.2 million and $1.5 million for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $5.7 million and $3.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The increases were primarily due to the incremental interest and amortization expense of deferred loan costs on additional mortgage indebtedness from the three acquired WMAF multifamily communities and the acquisition of Trail II and Summit II.

Loss on early extinguishment of debt

In conjunction with the acquisition of Trail II, on June 25, 2013, we refinanced the original variable rate mortgage on the first phase of the Trail Creek community with a new 4.22% fixed rate mortgage secured by the combined Trail Creek community in the amount of approximately $28.1 million, for which monthly interest only payments are due through the maturity date of July 1, 2020. In doing so, we recorded a loss on early debt extinguishment, which consisted of a three percent prepayment penalty to the lender of $458,250 paid from the proceeds of the refinancing, and the non-cash writeoff of unamortized deferred loan costs of $146,087.

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

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (“NFFO”)

Normalized FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, since the Company is acquiring properties on a regular basis, it incurs substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. The Company adds back any such acquisition and pursuit costs to FFO in its calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. The Company also adds back any realized losses on debt extinguishment and any non-cash dividends in this calculation. NFFO figures reported by us may not be comparable to those NFFO figures reported by other companies.

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

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

AFFO makes further adjustments to NFFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. The Company calculates AFFO as:

NFFO, plus:

•	non-cash equity compensation to directors and executives;

•	amortization of loan closing costs;

•	depreciation and amortization of non-real estate assets;

•	net loan fees received; and

•	deferred interest income received;
Less:

•	non-cash loan interest income;

•	cash paid for pursuit costs on abandoned acquisitions;

•	cash paid for loan closing costs;

•	amortization of acquired real estate intangible liabilities; and

•	normally-recurring capital expenditures.

AFFO figures reported by us may not be comparable to those AFFO figures reported by other companies. We utilize AFFO to measure the liquidity generated by our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

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

		Three months ended:
		9/30/2014	9/30/2013

Net loss attributable to common stockholders		$(5,112,684)	$(879,697)

Add:	Income (loss) attributable to non-controlling interests (See note 1)	(26,481)	(127,738)
	Depreciation of real estate assets	2,707,738	2,092,763
	Amortization of acquired real estate intangible assets	467,383	1,575,247

Funds from operations attributable to common stockholders and Unitholders		(1,964,044)	2,660,575

Add:	Acquisition and pursuit costs	6,500,056	10,682

Normalized funds from operations attributable to common stockholders and Unitholders		4,536,012	2,671,257

	Non-cash equity compensation to directors and executives	456,961	290,860
	Amortization of loan closing costs (See note 2)	290,548	150,551
	Depreciation/amortization of non-real estate assets	10,618	14,077
	Net loan fees received (See note 3)	54,601	196,329
	Deferred interest income received (See note 4)	470,839	55,409
Less:	Non-cash loan interest income (See note 3)	(1,591,839)	(1,055,572)
	Cash paid for pursuit costs on abandoned acquisitions	(3,611)	—
	Cash paid for loan closing costs	(67,257)	—
	Amortization of acquired real estate intangible liabilities (See note 5)	(63,833)	(68,699)
	Normally recurring capital expenditures (See note 6)	(206,257)	(191,231)

Adjusted funds from operations attributable to common stockholders and Unitholders		$3,886,782	$2,062,981

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$2,937,911	$1,661,060
	Distributions to Unitholders (See note 1)	23,202	16,048
	Total	$2,961,113	$1,677,108

Common Stock dividends and Unitholder distributions per share		$0.16	$0.15

FFO per weighted average basic share of Common Stock and Unit		$(0.11)	$0.24
NFFO per weighted average basic share of Common Stock and Unit		$0.26	$0.24
AFFO per weighted average basic share of Common Stock and Unit		$0.22	$0.19

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	17,564,091	11,041,359
	Class A Units	145,011	106,988
	Common Stock and Class A Units	17,709,102	11,148,347

	Diluted: (B)
	Common Stock and Class A Units	17,899,473	11,319,409

Actual shares of Common Stock outstanding, including 39,216 and 29,016 unvested shares
of restricted Common Stock at September 30, 2014 and 2013, respectively		19,902,179	11,073,731
Actual Class A Units outstanding		145,011	106,988
	Total	20,047,190	11,180,719

(A) Units and Unitholders refer to Class A OP Units and holders of Class A OP Units in our Operating Partnership, respectively. The Unitholders were granted awards of Class B Units in our operating partnership for annual service which became vested and earned and automatically converted to Class A Units of the Operating Partnership. These Class A Units collectively represent an approximate 0.82% weighted average non-controlling interest in the Operating Partnership for the three-month period ended September 30, 2014.

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

1)
Non-controlling interests in our Operating Partnership consisted of a total of 145,011 Class A OP Units as of September 30, 2014, which were awarded primarily to our key executive officers. The Class A OP Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A OP Units was calculated to be 0.82% and 0.96% for the three-month periods ended September 30, 2014 and 2013, respectively.

2)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also to secure and subsequently amend our revolving line of credit and Term Loan. These loan costs are being amortized over the lives of the respective loans and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to these assets, other than in connection with our revolving line of credit and our Term Loan. At September 30, 2014, aggregate unamortized loan costs were approximately $5.4 million, which will be amortized over a weighted average remaining loan life of approximately 5.2 years.

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

4)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt in the third quarter 2014 and 2013 of accrued interest income earned prior to the third quarter 2014 and 2013 on various real estate loans.

5)
This adjustment reflects the reversal of the non-cash amortization of below-market lease intangibles, which were recognized in conjunction with the acquisition of the retail assets. These intangibles, totaling approximately $5.8 million, are being amortized over the estimated average remaining lease terms of approximately 6.4 years beginning with the acquisition date. The adjustment for the three-month period ended September 30, 2013 represents amortization of below market lease intangibles which totaled approximately $384,000 related to the Trail II, Ashford Park and McNeil Ranch multifamily communities, which were amortized over the estimated average remaining lease terms of six to seven months.

6)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain the communities’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for non-recurring capital expenditures, which totaled $435,880 and $418,787 for the three-month periods ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities;

•	interest expense on our outstanding property level debt;

•	amounts due on our Revolving Credit Facility and Term Loan;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders; and

•	committed acquisitions.

We have a revolving credit facility with Key Bank National Association, or Key Bank, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Credit Facility was $40,000,000 until the amendment of the loan agreement pursuant to the Third Modification Agreement, which became effective July 1, 2014.
The Third Modification Agreement increased our borrowing capacity on Credit Facility from $40 million to $45 million and extended the maturity date to July 1, 2015. When our operating real estate assets exceeded $300 million in September 2014, the borrowing capacity was increased to $50 million. The permitted uses of the Revolving Credit Facility are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Credit Facility accrue interest at a variable rate of the 1 month London Interbank Offered Rate, or LIBOR, index plus 3.75%. This rate was approximately 3.875% per annum at September 30, 2014. The Revolving Credit Facility also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.350% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty.
On September 19, 2014, we entered into an Amended and Restated Credit Agreement with Key Bank that also added a $45 million term loan, or Term Note, to our borrowing capacity. The Term Note bears interest at the one month London Interbank Offered Rate, or 1 month LIBOR, plus 4.5%. This rate was 4.625% per annum at September 30, 2014. The Term Note matures on March 19, 2015, with an option to extend until June 19, 2015. Mandatory principal payments totaling $15.0 million with a maximum balance of $30.0 million are required by December 19, 2014 and cumulative payments totaling $25.0 million with a maximum balance of $20.0 million are required by March 19, 2015. The purpose of the Term Note was to partially finance the acquisitions of the Sunbelt and Dunbar portfolios. Borrowings under the Revolving Credit Facility and Term Note are secured by, among other things, pledges of 100% of the ownership of each of our current and future mezzanine loan subsidiaries, and 49% of the ownership of each of our current and future real estate subsidiaries, as well as by joint and several repayment guaranties.
The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2014, we were in compliance with all covenants related to the Amended and Restated Credit Agreement, as shown in the table below.

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		50.7%
Net worth	Minimum $160,000,000	(2)	$242,961,014
Debt yield	Minimum 8.25%		8.46%
Payout ratio	Maximum 95%	(3)	82.5%
Total leverage ratio	Maximum 65%		62.4%
Debt service coverage ratio	Minimum 1.50x		3.93x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $160 million, plus 75% of the net proceeds of any equity offering, which totaled approximately$229,170,000 as of September 30, 2014.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2014, the maximum dividends and distributions allowed under this covenant was approximately $19,255,000.

At September 30, 2014, we had a balance owed of $36.0 million under the Revolving Credit Facility. Interest expense was approximately $916,000 (excluding deferred loan cost amortization of $153,000) and the weighted average interest rate was 4.07% for the nine-month period ended September 30, 2014.

At September 30, 2014, we had a balance owed of $44.25 million under the Term Loan. Interest expense was approximately $24,000 (excluding deferred loan cost amortization of $10,000) and the weighted average interest rate was 4.625% for the nine-month period ended September 30, 2014.

Our net cash provided by operating activities for the nine-month periods ended September 30, 2014 and 2013 was approximately $10.0 million and $6.1 million, respectively. The increase in net cash provided by operating activities compared to the prior year period was primarily due to the incremental cash generated by property income provided by the Trail II and Summit II acquisitions, an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, the incremental difference of recording a full quarter of operating results in 2014 for the McNeil Ranch, Ashford Park and Lake Cameron communities, partially offset by an increase in acquisition costs and fees paid, from approximately $1.2 million in the 2013 period, to approximately $6.9 million in the 2014 period.

The majority of our revenue is derived from residents and tenants under existing leases at our multifamily communities and retail shopping centers. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities and retail shopping centers in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these multifamily communities and retail projects; and (5) the ability of our residents and tenants to make their rental payments. We believe we are well positioned to take advantage of the recent improvements in real estate fundamentals, such as higher occupancy rates, positive new and renewal rates over expiring leases, a declining home ownership rate and a decline in turnover, which we believe are all positive developments in the real estate industry.

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

Our net cash used in investing activities was approximately $332.9 million and $91.9 million for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively. The 2013 period included disbursements for our 2013 property acquisitions which totaled approximately $33.4 million and deployments of cash for real estate loans and notes receivable which totaled approximately $61.4 million, versus disbursements in the 2014 period for property acquisitions of approximately $285 million, and funding loans and notes receivable of approximately $54.6 million.

Cash used in investing activities is primarily driven by acquisitions and dispositions of multifamily properties and retail shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities and retail shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the nine-month period ended September 30, 2014, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$23,483	$9,523	$35,026	$68,032
Other nonrecurring capital expenditures	214,994	171,562	40,373	211,998	81,495	27,233	747,655
Total nonrecurring capital expenditures	214,994	171,562	40,373	235,481	91,018	62,259	815,687

Normally recurring capital expenditures	78,965	80,654	53,892	115,018	77,792	59,027	465,348

Total capital expenditures	$293,959	$252,216	$94,265	$350,499	$168,810	$121,286	$1,281,035

For the nine-month period ended September 30, 2013, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$288,365	$88,572	$97,844	$474,781
Other nonrecurring capital expenditures	—	5,080	13,334	—	—	—	18,414
Total nonrecurring capital expenditures	—	5,080	13,334	288,365	88,572	97,844	493,195

Normally recurring capital expenditures	63,094	60,166	51,675	156,737	81,944	73,017	486,633
Total capital expenditures	$63,094	$65,246	$65,009	$445,102	$170,516	$170,861	$979,828

Net cash provided by financing activities was approximately $327.3 million and $88.3 million for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively. During the 2014 period, our significant financing cash sources were the receipt of approximately $205 million in net proceeds from the mortgage financing transactions related to our four multifamily community acquisitions, eight grocery-anchored necessity retail shopping centers, and the leveraging of the Woodstock retail shopping center, $51.4 million of net proceeds of our Follow-on Offering, proceeds from our Term Loan of $44.25 million, and net proceeds from our At-the-Market offering of approximately $36.1 million. During the 2013 period, our significant financing cash flows included the receipt of approximately $47.6 million of proceeds from our Unit offering and $37.0 million from the placement of our Series B Preferred Stock, as well as approximately $2.5 million in net proceeds from the mortgage refinancing transactions related to our acquisitions of the WMAF and Summit II multifamily communities.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock and Preferred Stock dividends to stockholders, as well as monthly dividends to holders of our Series A Preferred Stock, through net cash generated from operating results.

For the nine-month periods ended September 30, 2014 and 2013, our aggregate dividends and distributions paid totaled approximately $12.3 million and $5.7 million, respectively, and excluding the impact of approximately $6.9 million and $1.2 million of acquisition costs incurred for those periods, our cash flows from operating activities were sufficient to fund our cash dividend distributions for those respective periods. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our Series A Preferred Stock dividend activity consisted of:

2014			2013
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2014	89,313	$454,344	January 31, 2013	19,732	$107,551
February 28, 2014	93,005	468,337	February 28, 2013	23,094	119,885
March 31, 2014	98,200	497,855	March 28, 2013	25,755	132,603
April 30, 2014	101,436	510,905	April 30, 2013	41,492	220,874
May 30, 2014	105,630	533,800	May 31, 2013	48,098	247,597
June 30, 2014	109,865	556,074	June 28, 2013	53,749	276,946
July 31, 2014	115,114	583,110	July 31, 2013	59,121	302,532
August 29, 2014	123,334	626,595	August 30, 2013	63,359	322,368
September 30, 2014	135,109	693,812	September 30, 2013	68,198	348,483

	Total	$4,924,832			$2,078,839

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Follow-On Offering.

On February 7, 2013, we declared a dividend on our Series B Preferred Stock, equivalent to $0.145 per share of Common Stock on an as-converted basis. The Series B Preferred Stock dividend totaled $690,476 and was paid on April 22, 2013. All 40,000 shares of the Series B Preferred Stock were converted to 5,714,274 shares of Common Stock on May 16, 2013.

Our Common Stock dividend activity consisted of:

2014				2013
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 14, 2014	15,336,059	0.16	$2,453,769	March 28, 2013	5,323,605	0.145	$771,923
June 16, 2014	16,613,827	0.16	2,658,212	June 26, 2013	11,066,895	0.15	1,660,034
September 15, 2014	18,361,942	0.16	2,937,911	September 16, 2013	11,073,731	0.15	1,661,060

Total		$0.48	$8,049,892			$0.445	4,093,017

Our quarterly Common Stock dividend declaration on August 7, 2014 of $0.16 per share represented an overall increase of approximately 28% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 8.7%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained. On On November 3, 2014, we declared and the board approved a dividend on our Common Stock of $0.175 per share, payable on January 15, 2015 to all stockholders of record on December 15, 2014.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;

•	capital expenditures needed for our multifamily communities and retail shopping centers;

•	costs associated with current and future capital raising activities;

•	costs to acquire additional multifamily communities, retail assets or other real estate and enter into new and fund existing lending opportunities; and

•	our minimum distributions necessary to maintain our REIT status.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of September 30, 2014, we had issued an aggregate of 146,574 Units from our Primary Series A Offering and, subsequent to the expiration of our Primary Series A Offering on December 31, 2013, our Follow-on Offering, leaving 842,834 Units available to be issued from our Follow-on Offering.

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

On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time pursuant to the ATM Offering. As of September 30, 2014, we had issued approximately 4.4 million shares of Common Stock at an average price of $8.44 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $36.1 million, after deducting commissions.

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

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), in addition to our Revolving Credit Facility. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities and retail shopping centers. The number of different multifamily communities and other investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of September 30, 2014, our outstanding debt (both secured and unsecured) was approximately 57.0% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at September 30, 2014. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and we intend to finance each of these properties using debt financing techniques for that property alone without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of September 30, 2014, we had long term mortgage indebtedness of approximately $345.4 million, all of which was incurred by us in connection with the acquisition or refinancing of our ten multifamily communities and nine grocery-anchored necessity retail shopping centers. All our long term mortgage indebtedness accrues interest at fixed interest rates.

As of September 30, 2014, we had approximately $13.6 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant issued to IAA for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of September 30, 2014, we had outstanding 146,574 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2014, a total of 72,030 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 1,440,600 shares of Common Stock. The remainder of the Warrants outstanding at September 30, 2014 become potentially exercisable between October 15, 2014 and September 30, 2015 and have exercise prices that range between $9.42 and $10.79 per share. If all the outstanding Warrants outstanding at September 30, 2014 became exercisable and were exercised, gross proceeds to us would be approximately $30.1 million and we would as a result issue an additional 2,931,480 shares of Common Stock.

Contractual Obligations

As of September 30, 2014, our contractual obligations consisted of the mortgage notes secured by our acquired properties, the Term Loan and the Revolving Credit Facility. Based on the 1 Month London Interbank Offered Rate, or LIBOR, at September 30, 2014 of 0.125%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$66,856,819	$11,913,571	$24,568,860	$22,602,695	$7,771,693
Principal	345,373,830	2,491,675	7,246,945	58,664,512	276,970,698
Line of Credit and Term Loan:
Interest	1,003,602	1,003,602	—	—	—
Principal	80,250,000	80,250,000	—	—	—
Total	$493,484,251	$95,658,848	$31,815,805	$81,267,207	$284,742,391

In addition, we had commitments to fund real estate loans totaling approximately $171 million, of which approximately $148.0 million had been funded at September 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our long term mortgage debt accrues interest at fixed rates. Our Revolving Credit Facility accrues interest at a spread over LIBOR of 3.75% and our Term Loan accrues interest at a spread over LIBOR of 4.5%; both of these combined rates are uncapped. Because of the short term nature of these loans, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Risks Related to Grocery-Anchored Necessity Retail
Downturns in the retail industry likely will have a direct adverse impact on our grocery-anchored necessity retail revenues and cash flow.

Our retail properties currently owned and planned for acquisition consist primarily of grocery-anchored necessity retail shopping centers. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:

•	Weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

•	Changes in market rental rates;

•	Changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	Adverse financial conditions for grocery anchors and other retail, service, medical or restaurant tenants;

•	Continued consolidation in the retail and grocery sector;

•	Excess amount of retail space in our markets;

•	Reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•	The growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	The impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	Consequences of any armed conflict involving, or terrorist attack against, the United States.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in our retail properties, our ability to sell, acquire or develop retail properties, and our cash available for distributions to stockholders.
Competition may impede our ability to renew retail leases or re-let retail spaces as leases expire, which could harm our business and operating results.
We face competition from similar retail centers and other types of shopping venues within our market areas that may affect our ability to renew leases or re-let space as leases expire at our grocery-anchored necessity retail shopping centers. Certain national retail chain bankruptcies and resulting store closings/lease disaffirmations have generally resulted in increased available retail space which, in turn, has resulted in increased competitive pressure to renew retail tenant leases upon expiration and to find new retail tenants for vacant space at such properties. In addition, any new competitive retail properties that are developed within the market areas of our existing grocery-anchored necessity retail shopping centers may result in increased competition for customer traffic and creditworthy retail tenants. Increased competition for retail tenants may require us to make tenant and/or capital improvements to retail properties beyond those that we would otherwise have planned to make. Any unbudgeted tenant and/or capital improvements we undertake may reduce cash that would otherwise be available for distributions to our stockholders. Ultimately, if we are unable to renew leases or re-let space as retail leases expire or renew or re-let such spaces at lower rental rates, our business and operations could be negatively impacted.

Loss of revenues from significant retail tenants could reduce distributions to our stockholders.

For our currently owned and planned acquisitions of grocery-anchored necessity retail shopping centers, we derive or will derive significant revenues from anchor tenants such as Kroger, Publix, and Bi-Lo. These anchor tenants occupy approximately 55-65% of the aggregate rentable square feet of our grocery-anchored necessity shopping center portfolio. In addition, these anchor tenants account for approximately 50-60% of the total annualized rental income of our owned grocery-anchored necessity retail shopping center portfolio.

Distributions to our stockholders could be adversely affected by the loss of revenues in the event a significant retail tenant:

•	becomes bankrupt or insolvent;

•	experiences a downturn in its business;

•	materially defaults on its leases;

•	does not renew its leases as they expire; or

•	renews at lower rental rates.

Vacated anchor space, including space owned by the anchor, can also reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant's customer drawing power. If significant tenants vacate a property, then other tenants may be entitled to terminate their leases at the property or pay reduced rent.

We may be unable to collect balances due from retail tenants in bankruptcy.

Although minimum rent is supported by long-term lease contracts, retail tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a retail tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we could experience a significant reduction in our retail revenues and may not be able to collect all pre-petition amounts owed by that party.

Our Common Area Maintenance (“CAM”) contributions may not allow us to recover the majority of our operating expenses from retail tenants.

CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs and security costs. The amount of CAM charges we bill to our retail tenants may not allow us to recover or pass on all these operating expenses to tenants, which may reduce operating cash flow from our retail properties.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 10, 2014	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: November 10, 2014	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description

10.1	(1)
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

10.4	(4)	Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VI, Limited Partnership dated as of August 1, 2014
10.5	(4)	Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VII, Limited Partnership dated as of August 1, 2014
10.6	*
Amendment No. 1 to the Fourth Amended and Restated Management Agreement, effective as of September 6, 2014 and entered into as of November 5, 2014, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.7	(5)	First Amendment to Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VI, Limited Partnership dated as of September 12, 2014
10.8	(5)	First Amendment to Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VII, Limited Partnership dated as of September 12, 2014
10.9	(6)
First Amendment to Agreement of Purchase and Sale between Preferred Apartment Communities Operating Partnership, L.P. and Sandstone Overland Park, LLC, Estancia Dallas, LLC, Stoneridge Nashville, LLC and Vineyards Houston, LLC entered into on September 17, 2014 and effective as of September 15, 2014

10.7	(7)
Amended and Restated Credit Agreement dated as of September 19, 2014 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.8	(7)
Amended and Restated Pledge and Security Agreement dated as of September 19, 2014 among Preferred Apartment Communities Operating Partnership, L.P., New Market Properties, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, City Park Mezzanine Lending, LLC, Charles Hight Mezzanine Lending, LLC, Aster Lely Mezzanine Lending, LLC, Newport Overton Mezzanine Lending, LLC, Haven West Mezzanine Lending, Starkville Mezzanine Lending, LLC, Irving Mezzanine Lending, LLC, Summit Crossing III Mezzanine Lending, LLC and KeyBank National Association

10.9	(7)
Guaranty dated as of September 19, 2014 by each of Preferred Apartment Communities, Inc., New Market Properties, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, City Park Mezzanine Lending, LLC, Charles Hight Mezzanine Lending, LLC, Aster Lely Mezzanine Lending, LLC, Newport Overton Mezzanine Lending, LLC, Haven West Mezzanine Lending, Starkville Mezzanine Lending, LLC, Irving Mezzanine Lending, LLC, Summit Crossing III Mezzanine Lending, LLC with KeyBank National Association

10.10	(7)	Buy-Sell Agreement dated as of September 19, 2014 between New Market Properties, LLC and KeyBank National Association (Woodstock)
10.11	(7)	Buy-Sell Agreement dated as of September 19, 2014 between New Market Properties, LLC and KeyBank National Association (Spring Hill)
10.12	(7)	Buy-Sell Agreement dated as of September 19, 2014 between New Market Properties, LLC and KeyBank National Association (Parkway Town Centre)

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2014 and December 31, 2013, (ii) consolidated statements of operations for the three months and six months ended September 30, 2014 and 2013, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith

(1)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 11, 2014

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2014

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 28, 2014

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2014

(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 15, 2014

(6)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 18, 2014

(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 23, 2014