Form 10-K
period 2014-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2015-03-16
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer   ☐    Accelerated filer   ☒    Non-accelerated filer   ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of registrant's most recently completed second fiscal quarter, was $143,471,186 based on the closing price of the common stock on the NYSE MKT on such date.

The number of shares outstanding of the registrant’s Common Stock, as of March 11, 2015 was 21,964,593.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2015 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

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

Development of the Company

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009 and has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities, and we may make mezzanine loans, provide deposit arrangements or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our total assets in other real estate related investments, such as grocery-anchored necessity retail shopping centers, as determined by Preferred Apartment Advisors, LLC, a Delaware limited liability company, or our Manager, as appropriate for us. We have no employees of our own; our Manager provides all managerial and administrative personnel to us pursuant to the Fourth Amended and Restated Management Agreement, effective as of January 1, 2014, among the Company, Preferred Apartment Communities Operating Partnership, L.P., a Delaware limited partnership, or our Operating Partnership, and our Manager. The Fourth Amended and Restated Management Agreement was amended and restated by the Fifth Amended and Restated Management Agreement as of January 1, 2015. As referred to herein, the Fourth Amended and Restated Management Agreement and the Fifth Amended and Restated Management Agreements are referred to as the Management Agreement, as applicable. Both our Manager and our Operating Partnership are related parties to us.

The Fourth Amended and Restated Management Agreement, which amended and restated the Third Amended and Restated Management Agreement, set the disposition fee on the sale of an asset at 1% of the contract sales price of the asset. In addition, it eliminated our Manager’s obligation to provide our board of directors with prior notice of a proposed investment transaction, but leaves intact our Manager’s obligation to notify the board of directors within 30 days following completion of an investment transaction. The First Amendment to the Fourth Amended and Restated Management Agreement, which was effective as of September 5, 2014, provided for a possible deferral of fees. The Fifth Amended and Restated Management Agreement, which amended and restated the Fourth Amended and Restated Management Agreement (as amended) as of January 1, 2015, modified the fee structure to include leasing fees for retail properties that we believe are standard and customary for leasing retail properties.

At December 31, 2014, we owned ten multifamily communities with a total of 3,326 units in seven states and ten grocery-anchored necessity retail shopping centers with a total of approximately 694,000 square feet of gross leasable area in five states. We also held 15 real estate loans, eight of which are mezzanine loans which partially finance the construction of new multifamily communities and which contain exclusive options to purchase the to-be-developed properties, three of which are mezzanine loans which partially finance the construction of new student housing communities and which contain exclusive options to purchase the to-be-developed properties, and four of which are bridge loans which are partially or wholly financing land acquisition and predevelopment costs of planned multifamily communities. If we were to ultimately exercise all of our purchase options in place at December 31, 2014, the transactions would add another 3,843 units to our portfolio. There can be no assurance that these acquisitions in fact will occur.

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

On November 18, 2011, the Securities and Exchange Commission, or SEC, declared effective our registration statement on Form S-11 (File No. 333-176604), as the same was amended from time to time, or our Registration Statement, for our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Series A redeemable preferred stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our Common Stock. The offering described above is described herein as the Primary Series A Offering and was offered by International Assets Advisory, LLC, or the Dealer Manager, on a “reasonable best efforts” basis. Our Primary Series A Offering expired on December 31, 2013 and 89,408 Units were issued and sold under the Registration Statement.

On October 11, 2013, the SEC declared effective our registration statement on Form S-3 (File No. 333-183355), as the same may be amended from time to time, or our Follow-On Series A Registration Statement, for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. The offering under the Follow-On Series A Registration Statement is referred to herein as the Follow-On Series A Offering, and, except as described in its prospectus, the terms of the Follow-On Series A Offering are substantially similar to the terms of the Primary Series A Offering. We commenced sales for the Follow-On Series A Offering on January 1, 2014. A total of 103,926 Units were issued and sold from that date through December 31, 2014 under the Follow-On Series A Offering.

On May 17, 2013, we filed a registration statement on Form S-3 (File No. 333-188677), or our Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. The Shelf Registration Statement allows us to offer equity or debt securities in an amount of up to $200 million.
On February 28, 2014,we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC, or the Agent. Since the commencement of the ATM Offering with the first settlement in April 2014, through December 31, 2014, an aggregate 5,937,324 shares of Common Stock were issued and sold at an average price of $8.49 per share.
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

Financial Information About Segments

We evaluate the performance of our business operations and allocate financial and other resources by assessing the financial results and outlook for future performance across three distinct segments: multifamily communities, retail, and real estate related financing.

Our multifamily communities segment consists of our ten owned residential multifamily communities, which contributed approximately $31.2 million, $22.4 million, and $10.2 million to our consolidated revenues for the twelve-month periods ended December 31, 2014, 2013 and 2012, respectively.

Our retail segment consists of our ten owned grocery-anchored necessity retail shopping centers, nine of which were acquired during September and October 2014. These properties contributed approximately $3.5 million to our consolidated revenues for the twelve-month period ended December 31, 2014. All of our retail assets were acquired during 2014.

Our financing segment consists of our portfolio of mezzanine loans, bridge loans and other financial instruments which partially finance the development, construction and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. The financing segment contributed approximately $21.8 million, $9.7 million, and $2.3 million to our consolidated revenues for the twelve-month periods ended December 31, 2014, 2013 and 2012, respectively.

The financial measures required by Item 101 of Regulation S-K to be presented in Item 1 are included in the Company's consolidated financial statements and notes thereto in Item 15 of this Annual Report on Form 10-K.

Investment Strategy

We seek to maximize returns for our stockholders by taking advantage of the current environment in the real estate market and the United States economy. As the real estate market and economy continue to stabilize and improve, we intend to employ efficient management techniques to grow income and create asset value. Our investment strategy may include, without limitation, the following:

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

It is our policy to acquire our target assets primarily for income, and only secondarily for possible capital gain. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our total assets in other real estate related investments, such as grocery-anchored necessity retail shopping centers, as determined by our Manager as appropriate for us.

We also may invest in real estate related debt, including, but not limited to, newly or previously originated first mortgage loans on multifamily properties that meet our investment criteria, which are performing or non-performing, newly or previously originated mezzanine loans on multifamily properties that meet our investment criteria (second or subsequent mortgages), which are performing or non-performing, and tranches of securitized loans (pools of collateralized mortgaged-backed securities) on multifamily properties that meet our investment criteria, which are performing or non-performing. In connection with our investments in mezzanine debt, we may negotiate the inclusion of exclusive purchase options on the to-be-developed properties. These purchase options may include a fixed purchase price set at the time we enter into the loan, or a purchase price which is calculated as a certain discount from market capitalization rates at the date of exercise of such purchase option.

In addition, we invest in other real estate related investments, such as grocery-anchored necessity retail shopping centers, subject to a limitation that such other real estate related investments may not exceed 20% of our assets.

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

Financing Strategy

We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included elsewhere in this Annual Report on Form 10-K. Included in the “Significant Developments” discussion are details regarding our Primary Series A Offering, our Follow-On Series A Offering, and our private placement of our Series B Mandatorily Convertible Preferred Stock, or Series B Preferred Stock, which was completed in January 2013, and which automatically converted to Common Stock in May 2013, as well as our Shelf Registration Statement under which we sold Common Stock in November 2013, and our ATM Program, which commenced with the first settlement in April 2014.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2014, our outstanding debt (both secured and unsecured) was approximately 49.1% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2014. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We have an Amended and Restated Credit Agreement, or Credit Facility, with Key Bank, N.A., or Key Bank. The Credit Facility provides for our $50.0 million revolving credit facility, or the Revolving Line of Credit, as well as a $45 million term loan, or Term Loan, which was repaid during 2014. Other than with regard to our Revolving Line of Credit, as of December 31, 2014, we continue to hold no debt at the Company or operating partnership levels, have no cross-collateralization of our real estate assets, and have no contingent liabilities at the Company or operating partnership levels with regard to our secured mortgage debt on our communities.

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

We have implemented what we believe to be an innovative and unique marketing and branding strategy at each multifamily community that we own by implementing the PAC Concierge, PAC Rewards and PAC Partners programs. We intend to implement this same marketing and branding strategy at each multifamily community we acquire within three to six months of acquisition.

Our PAC Concierge program is a complimentary service for residents designed to offer them the type of personal concierge services that one might expect at a high end resort. The concierge services are provided by a professionally trained third party team and is available to our residents 24/7 by telephone, email or web access through our unique resident web portal. Our PAC Rewards program, once communities are enrolled on the program, allows residents to accumulate and redeem rewards points for services and upgrades. Residents may accumulate Preferred Rewards, for example, when they sign their lease, pay their rent online, enroll in our direct debit/automatic payment program, renew their leases, or when a resident's referral signs a new lease. Our PAC Partners program establishes reciprocal relationships between a Preferred Apartment Community and neighborhood businesses to provide our residents with benefits such as discounts, perks and other incentives as an enticement to frequent those businesses and to support the local community.

Environmental Regulation

We are subject to regulation at the federal, state and municipal levels and are exposed to potential liability should our properties or actions result in damage to the environment or to other persons or properties. These conditions include the presence or growth of black mold, potential leakage of underground storage tanks, breakage or leaks from sewer lines and risks pertaining to waste or chemical solvents. We could be liable for the potential costs of compliance, property damage restoration and other costs which could occur without regard to our fault or knowledge of such conditions.

In the course of acquiring and owning real estate assets, we engage an independent environmental consulting firm to perform a level 1 environmental assessment (and if appropriate, a level 2 assessment) to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2014, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

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

Similarly, competition for tenants and acquisition of existing centers in the grocery-anchored necessity retail sector in our target markets is considerable, consisting of public and private companies, high net worth individuals and family offices. In addition, a significant competitor in this sector are some of the grocery anchors themselves as they acquire land and build their own stores or acquire the entire center where they are the anchor. We are faced with the challenge of maintaining high occupancy rates with a financially stable tenant base. In order to attract quality prospective tenants and retain current tenants upon expiration of their leases, we focus on improving the design and visibility of our centers, building strong relationships with our tenants, and reducing excess operating costs and increasing tenant satisfaction through proactive asset and property management. We target acquisitions in markets with solid surrounding demographics, quality underlying real estate locations, and centers where our asset management approach can provide an environment conducive to creating sales productivity for our tenants.

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

Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Currently, we do not have any agreements or letters of intent in place for any debt financing sources other than our Revolving Credit Facility. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Debt or equity financing may not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our Follow-On Series A Offering, offerings through our Shelf Registration Statement, or other offerings), the interests of our existing stockholders could be diluted.

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
Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon our Manager's performance in the acquisition of, and arranging of financing for, investments, as well as our property manager's performance in the selection of residents and the negotiation of leases and our Manager's performance in the selection of retail tenants and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more proceeds we raise in current and future offerings of our securities, the greater our challenge will be to invest all the net offering proceeds on attractive terms. Our stockholders will not have the opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the oversight of our board of directors, the management ability of our Manager and the performance of our Manager and property manager. We cannot be sure that our Manager will be successful in obtaining suitable investments on financially attractive terms.
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

We may make redemption payments under the terms of the Series A Preferred Stock in shares of our Common Stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issuable upon such redemption payments could adversely affect the prevailing market prices of shares of our Common Stock. The issuance of Common Stock upon such redemption payments also may have the effect of reducing our net income per share or increasing our net loss per share. In addition, the existence of Series A Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Common Stock.

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

Our internal control over financial reporting may not be effective, which could adversely affect our reputation, results of operations and stock price.

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

The properties we operate may not produce the cash flow required to meet our REIT minimum distribution requirements, and we may decide to borrow funds to satisfy such requirements, which could adversely affect our overall financial performance.

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

There may not be an active market for our Common Stock and shares of our Common Stock may be thinly traded, which may cause our Common Stock to trade at a discount and make it difficult for a holder to sell our Common Stock.

Our Common Stock trades on the NYSE MKT under the symbol "APTS."  Listing on the NYSE MKT or another national securities exchange does not ensure an active market for our Common Stock.  Our Common Stock may be thinly traded and may have substantially less liquidity than the average trading market for many other publicly traded companies. Therefore, investors may have reduced opportunities to sell their shares of Common Stock in the open market at a favorable price or at all.  Limited trading of our Common Stock may contribute to more volatile price fluctuations, which could affect our stockholders' ability to sell their shares and could depress the market price of our stockholders' shares. Accordingly, an active market for our Common Stock may not be maintained; the market for our Common Stock may not be liquid; the holders of our Common Stock may be unable to sell their shares of our Common Stock at a favorable price or at all; and the prices that may be obtained from the sale of our Common Stock (including upon the exercise of our Warrants, or the redemption of our Series A Preferred Stock) may not reflect the underlying value of our assets and business.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Manager. In particular, we depend on the skills and expertise of John A. Williams and Dan Dupree, the director of our investment strategies. Neither we nor our Manager have an employment agreement with any of our or its key personnel, including Mr. Williams and Mr. Dupree, and we cannot guarantee that all, or any, of such personnel, will remain affiliated with us or our Manager. If any of our key personnel were to cease their affiliation with our Manager, our operating results could suffer. Further, we do not currently nor do we intend to maintain key person life insurance that would provide us with proceeds in the event of the death or disability of Mr. Williams, Mr. Dupree, or any of our key personnel.

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

Payment of fees and cost reimbursements to our Manager and its affiliates and third parties will reduce cash available for investment and payment of distributions.

Our Manager and its affiliates and third parties will perform services for us in connection with, among other things, the offer and sale of our securities, including the performance of legal, accounting and financial reporting in connection therewith, the selection and acquisition of our investments; the management and leasing of our properties; the servicing of our mortgage, bridge, mezzanine or other loans; the administration of our other investments and the disposition of our assets. They will be paid substantial fees and cost reimbursements for these services. These fees and reimbursements will reduce the amount of cash available for investment or distributions to our stockholders.

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

Risks Related to Investments in Real Estate

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

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including “public accommodations," be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties or in properties we acquire, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our stockholders. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Rising expenses could reduce cash flow and funds available for future acquisitions, which may materially affect cash available for distributions.

Our real estate assets may be subject to increases in tax rates, assessed property values, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Some of the leases on our properties may require the resident or tenant to pay all or a portion of utility costs; however, significant utility costs are borne by us. Such increased expenses could adversely affect funds available for future acquisitions or cash available for distributions.

Failure to generate sufficient cash flows from operations may reduce distributions to stockholders.

We intend to rely primarily on our cash flow from operations to make distributions to our stockholders. The cash flow from equity investments in our real estate assets depends on the amount of revenue generated and expenses incurred in operating our assets. The revenue generated and expenses incurred in operating our assets depends on many factors, some of which are beyond our control. For instance, rents from our properties may not increase as expected or the real estate-related investments we purchase may not generate the anticipated returns. If our investments do not generate revenue sufficient to meet our operating expenses, debt service and capital expenditures, our cash flows and ability to make distributions to our stockholders will be adversely affected.

If we purchase assets at a time when the real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The real estate market may experience substantial influxes of capital from investors. This substantial flow of capital, combined with significant competition for the acquisition of real estate, may result in inflated purchase prices for such assets and compression of capitalization rates. To the extent we purchase real estate in such an environment, we are subject to the risk that, if the real estate market subsequently ceases to attract the same level of capital investment, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

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

When residents or tenants do not renew their leases or otherwise vacate their space, in order to attract replacement residents or tenants, we may be required to expend funds for capital improvements to the vacated apartment units or leased spaces and common areas. In addition, we may require substantial funds to renovate a property in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We typically establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves separately maintained from any reserves we establish. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing will increase our interest expense; therefore, our financial condition and our ability to make distributions to our stockholders may be adversely affected.

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

We expect to concentrate at least 80% of our investments in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our cash available for distribution or on the value of our assets than if we had more fully diversified our investments.

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

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant carrying values of which are as follows as of December 31, 2014:

	Carrying value of real estate assets and real estate related loans, in millions:	Percentage

Georgia	$155.8	25.0%
Texas	123.3	19.8%
Tennessee	75.7	12.1%
Virginia	59.4	9.5%
Kansas	47.5	7.6%
Florida	46.2	7.4%
Pennsylvania	38.6	6.2%
North Carolina	35.4	5.7%
California	20.3	3.3%
South Carolina	15.6	2.5%
Mississippi	5.5	0.9%

Total	$623.3	100.0%

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

As of December 31, 2014, we had outstanding debt of approximately $386.9 million. This indebtedness could have important consequences, including:

•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.

The mortgages on our properties subject to secured debt and our Revolving Credit Facility contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants, including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.

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

Our governing documents do not have limitations on the amount of leverage we may use. As of December 31, 2014, we and our subsidiaries had outstanding approximately $386.9 million of indebtedness. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends due to debt covenant restrictions and/or resulting lower amounts of cash from operating activities. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to the Series A Preferred Stock and our Common Stock if we incur additional indebtedness.

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

We may change our operational policies (including our investment guidelines, strategies and policies and the targeted assets in which we invest) with the approval of our board of directors but without stockholder consent or notice at any time, which may adversely affect the market value of our capital stock, our results of operations and cash flows and our ability to pay dividends to our stockholders.

Our board of directors determines our operational policies and may amend or revise our policies (including our policies with respect to the targeted assets in which we invest, dispositions, growth, operations, indebtedness, capitalization and dividends) or approve transactions that deviate from these policies at any time, without a vote of, or notice to, our stockholders. We may change our investment guidelines and our strategy at any time with the approval of our board of directors, but without the consent of, or notice to, our stockholders, which could result in us making investments that are different in type from, and possibly riskier than, the investments we currently invest in.

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

Volatility in and regulation of the commercial mortgage-backed securities market has limited and may continue to impact the pricing of secured debt.

                As a result of the past crisis in the residential mortgage-backed securities markets, the most recent global recession and some concerns over the ability to refinance or repay existing commercial mortgage-backed securities as they come due, liquidity previously provided by the commercial mortgage-backed securities and collateralized debt obligations markets has significantly decreased. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes significant new regulations related to the mortgage backed securities industry and market participants, which has contributed to uncertainty in the market. The volatility in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution:

•	higher loan spreads;

•	tighter loan covenants;

•	reduced loan to value ratios and resulting borrower proceeds; and

•	higher amortization and reserve requirements.

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

Risks Related to Our Real Estate-Related Investments

Our investments in, or originations of, senior debt or mezzanine debt and our investments in membership or partnership interests in entities that own real estate assets will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

We may invest in, or originate, senior debt or mezzanine debt and invest in membership or partnership interests in entities that own real estate assets. These investments will involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities may not be collateralized and also may be subordinated to the entity's other obligations. We are likely to invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

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

These risks may adversely affect the value of our investments in entities that own real estate assets and the ability of our borrowers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

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

Risks Related to our Investments in Multifamily Communities

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

A multifamily property's income and value may be adversely affected by international, national and regional economic conditions. Currently, although the U.S. real estate market has shown recent signs of improvement, international markets are experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices and commercial real estate, limited access to credit markets, increased energy costs, high unemployment rates, the debt crisis in the United States and Europe, and recovery from the recent national and global recession. If such conditions persist, the real estate industry may experience a significant decline in business caused by a reduction in overall renters. The current weak yet stabilizing economy and persistently high unemployment rates also may have an adverse effect on our operations if they cause the residents occupying the multifamily properties we acquire to cease making rent payments to us.

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

Risks Related to our Retail Investments

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

Although minimum rent is supported by lease contracts of varying term, retail tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a retail tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we could experience a significant reduction in our retail revenues and may not be able to collect all pre-petition amounts owed by that party.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2014, we were the sole owner of the following ten multifamily communities, which comprise our multifamily segment:

Property	Metropolitan area	Year construction completed	Number of Units	Average Unit Size (sq. ft.)

Summit Crossing:	Atlanta, GA
Summit I		2007	345	1,034
Summit II		2013	140	1,100
			485

Trail Creek:	Hampton, VA
Trail I		2007	204	988
Trail II		2012	96	1,289
			300

Stone Rise	Philadelphia, PA	2008	216	1,079
McNeil Ranch	Austin, TX	1999	192	1,071
Ashford Park	Atlanta, GA	1992	408	1,008
Lake Cameron	Raleigh, NC	1997	328	940
Enclave at Vista Ridge	Dallas, TX	2003	300	1,079
Sandstone Creek	Kansas City, KS	2000	364	1,135
Stoneridge Farms	Nashville, TN	2002	364	1,153
Vineyards	Houston, TX	2003	369	1,122

Total			3,326

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

At December 31, 2014, we were the sole owner of the following ten grocery-anchored necessity retail shopping centers, which comprise our retail segment:

Property name	Metropolitan area	Year built	GLA (1)	Percent leased (2)	Anchor tenant

Woodstock Crossing	Atlanta, GA	1994	66,122	92.3%	Kroger
Parkway Town Centre	Nashville, TN	2005	65,587	89.7%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570	100.0%	Publix
Barclay Crossing	Tampa, FL	1998	54,958	100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966	95.5%	Publix
Kingwood Glen	Houston, TX	1998	103,397	100.0%	Kroger
Parkway Centre	Columbus, GA	1999	53,088	89.5%	Publix
Powder Springs	Atlanta, GA	1999	77,853	87.7%	Publix
Sweetgrass Corner	Charleston, SC	1999	89,124	100.0%	Bi-Lo
Salem Cove	Nashville, TN	2010	62,356	97.8%	Publix

			694,021
(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) Percent leased represents the percentage of GLA that is leased, including lease agreements that have been signed which have not yet commenced.
All of our grocery-anchored necessity retail shopping centers were acquired during the twelve-month period ended December 31, 2014. Our centers are all located in Georgia, Tennessee, Texas, Florida, and South Carolina.
Our retail leases have original lease terms which generally range from three to seven years for spaces under 5,000 square feet and from 10 to 20 years for spaces over 10,000 square feet. Anchor leases generally contain renewal options for one or more additional periods whereas in-line tenant leases may or may not have renewal options. With the exception of anchor leases, the leases generally contain contractual increases in base rent rates over the lease term and the base rent rates for renewal periods are generally based upon the rental rate for the primary term, which may be adjusted for inflation or market conditions. Anchor leases generally do not contain contractual increases in base rent rates over the lease term and the renewal periods. Our leases generally provide for the payment of fixed monthly rentals and may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level (“percentage rent”). Our leases also generally include tenant reimbursements for common area expenses, insurance, and real estate taxes. Utilities are generally paid by tenants either directly through separate meters or through payment of tenant reimbursements. The foregoing general description of the characteristics of the leases in our centers is not intended to describe all leases and material variations in lease terms may exist.
Our largest tenants are our anchor tenants, which comprised 67.7% of our portfolio GLA at December 31, 2014. Our in-line tenants represent general retail, consumer services, healthcare providers, and restaurants; none of our in-line tenants individually constitute more than 3.5% of portfolio GLA as of December 31, 2014. The following table summarizes our anchor tenants by GLA and ABR as of December 31, 2014:

Tenant	GLA	% of GLA within retail portfolio
Publix	293,953	42.4%
Kroger	116,211	16.7%
Bi-Lo	59,824	8.6%

	469,988	67.7%

The following table summarizes contractual lease expirations for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	Total retail portfolio
	Number of leases	Leased GLA	Percent of leased GLA

Month to month	5	10,082	1.5%
2015	19	34,670	5.2%
2016	19	28,671	4.3%
2017	19	35,940	5.4%
2018	13	28,263	4.3%
2019	10	125,036	18.9%
2020	6	72,589	11.0%
2021	6	14,080	2.1%
2022	1	1,082	0.2%
2023	—	—	—%
2024+	10	312,493	47.1%

	108	662,906
Details regarding the mortgage debt on our properties may be found in the consolidated financial statements within this Annual Report on Form 10-K.

Our corporate headquarters is located at 3284 Northside Parkway NW, Suite 150, Atlanta, Georgia 30327.

Item 3.	Legal Proceedings

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

Market Information

Our Common Stock is traded on the NYSE MKT (formerly known as the NYSE Amex) exchange under the symbol "APTS." The following table sets forth the historical quarterly price data pertaining to our Common Stock, and per-share dividend distributions declared on our Common Stock for 2013 and 2014:

Quarter ended:	High	Low	Close	Dividends
3/31/2013	$10.05	$6.61	$9.54	$0.145
6/30/2013	$9.95	$7.81	$9.00	$0.15
9/30/2013	$9.00	$7.80	$8.12	$0.15
12/31/2013	$8.60	$7.62	$8.04	$0.16

Quarter ended:	High	Low	Close	Dividends
3/31/2014	$8.30	$7.86	$8.06	$0.16
6/30/2014	$9.19	$8.00	$8.87	$0.16
9/30/2014	$9.10	$8.32	$8.32	$0.16
12/31/2014	$9.17	$8.23	$9.10	$0.175

As of December 31, 2014, there were approximately 8,285 holders of record of our Common Stock. This total excludes an unknown number of holders of 1,243,350 shares of Common Stock in street name at non-responding brokerage firms.

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

Equity Compensation Plan

The following table sets forth information as of December 31, 2014 regarding our equity compensation plans and our Common Stock authorized for issuance under the plans.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	(1)	145,011	(2)	N/A	565,684
Equity compensation plans not approved by stockholders		150,000	(3)	$12.50	—
Total		295,011		$12.50	565,684

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

(2)	Represents 145,011 Class A Units of our Operating Partnership, or Class A Units, which are exchangeable for shares of our Common Stock on a one-for-one basis, or cash, as elected by us.

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

	Value of initial investment on:
	4/1/2011	12/31/2012	12/31/2013	12/31/2014
APTS Common Stock	$1,000	$863	$951	$1,167
MSCI U. S. REIT Index	$1,000	$1,201	$1,231	$1,605
S&P Small Cap 600 Index	$1,000	$1,064	$1,485	$1,551

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended 2014.

Use of Proceeds from Sales of Registered Securities

Effective January 1, 2014, we amended our investment guidelines to increase our maximum investment in other real estate related investments, such as grocery-anchored necessity retail properties from 10% to 20%. Certain proceeds from our Registration Statement (File No. 333-176604), our Follow-On Series A Registration Statement (File No. 333-183355) and our Shelf Registration Statement (File No. 333-188677) have been invested in such grocery-anchored necessity retail properties.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Twelve months ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$56,536,370	$32,133,491	$12,491,235	$7,150,703	$—

Net income (loss)	$2,127,203	$(4,205,492)	$(146,630)	$(8,495,424)	$(766,199)

Net Income (loss) per share of Common Stock
available to common stockholders,
basic and diluted	$(0.31)	$(1.59)	$(0.12)	$(2.23)	$(20.90)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	17,399,147	9,456,228	5,172,260	3,822,303	36,666

Cash dividends declared per share of Common Stock	$0.655	$0.605	$0.545	$0.375	$—

Total assets	$696,410,412	$341,636,695	$123,291,930	$92,465,540	$829,812

Long term debt	$354,418,668	$140,516,000	$55,637,000	$55,637,000	$—
Revolving credit facility	$24,500,000	$29,390,000	$14,801,197	$—	$—

Total liabilities	$404,828,538	$175,583,976	$73,234,355	$57,847,639	$1,486,012

Series A Preferred Stock (par value outstanding)	$1,928	$893	$198	$—	$—

Total equity (deficit)	$291,581,874	$166,052,719	$50,057,575	$34,617,901	$(656,200)

Cash flows provided by (used in):
Operating activities	$15,436,062	$8,686,070	$4,178,941	$527,960	$(788,435)
Investing activities	$(356,423,742)	$(137,725,734)	$(32,536,608)	$(93,684,911)	$(150,000)
Financing activities	$334,920,519	$135,246,586	$26,783,156	$97,682,696	$960,710

Funds from operations (1)	$10,967,373	$(33,080)	$2,957,754	$(285,545)	(2)
Normalized funds from operations (1)	$18,373,674	$9,128,980	$2,960,259	$1,593,131	(2)
Adjusted funds from operations (1)	$14,771,490	$7,809,761	$3,415,973	$1,861,519	(2)

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

(2)  Funds From Operations, Normalized Funds From Operations, and Adjusted Funds From Operations are not presented for the year ended December 31, 2010 since the Company commenced its business operations effective with its initial public offering in April 2011 and the results would therefore not be meaningful.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During 2014, we acquired four multifamily communities located in the Kansas City, Dallas, Nashville, and Houston markets, representing an aggregate of 1,397 units, for an aggregate purchase price of approximately $181.3 million. We now own 3,326 multifamily units, with an additional potential 3,843 units under construction through our mezzanine loan program. There can be no assurance that these acquisitions in fact will occur.

During 2014, we acquired ten grocery-anchored necessity retail shopping centers with an approximate aggregate 694,000 square feet of gross leasable area located in the Nashville, Orlando, Atlanta, Houston, Tampa, Columbus, Georgia and Charleston, South Carolina markets for an aggregate purchase price of approximately $118.2 million.

In connection with these retail acquisitions, our current strategy is to aggregate a critical mass of grocery-anchored necessity retail shopping center assets within New Market Properties, LLC, a wholly owned subsidiary of our operating partnership, after which we would expect to spin off, sell or distribute New Market Properties, LLC into an independent, publicly traded REIT as soon as we believe it has reached sufficient scale and market conditions warrant. Moreover, there is an expectation that we will continue to own an investment in New Market Properties, LLC following such spin off, sale or distribution. There can be no assurance that any such spin off, sale or distribution will ever occur.

As of December 31, 2014, we had cumulatively issued 193,334 Units and collected net proceeds of approximately $174.7 million from our Primary Series A Offering and our Follow-On Offering.

During the twelve-month period ended December 31, 2014, we issued approximately 5.9 million shares of Common Stock pursuant to our at the market offering, or ATM Offering, through MLV & Co. LLC as our sales agent under our Shelf Registration Statement and collected net proceeds of approximately $49.0 million.

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
•     availability of qualified personnel;
•     estimates relating to our ability to make distributions to our stockholders in the future;
•     our understanding of our competition;
•     market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy;

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

•	changes in market rental rates;

•	changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	adverse financial conditions for grocery anchors and other retail, service, medical or restaurant tenants;

•	continued consolidation in the retail and grocery sector;

•	excess amount of retail space in our markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•	the growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	our ability to aggregate a critical mass of grocery-anchored necessity retail shopping centers or to spin-off, sell or distribute them;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1A of this Annual Report on Form 10-K for the year ended December 31, 2014 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 99% interest as of December 31, 2014. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored necessity retail properties.

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue in 2015, with continued job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for in the multifamily sector.  If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to improve on measurably.  The pipeline of new multifamily construction, although increasing, has been relatively measured in most of our markets. Nationally, new multifamily construction is currently around average historical levels in most markets.  Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to improved absorption levels in our markets, which in most markets has offset or exceeded the new supply coming online.  The absorption rate has led to stable or modestly increasing occupancy rates with concurrent increases in rental rates in our markets.  We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain increases in multifamily supply.

We believe that the grocery-anchored necessity retail sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that improving macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored retail shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers that are all generally located in Sun Belt markets are well-positioned to have solid operating fundamentals.
Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment despite recent volatility.
We believe the combination of continued high construction mortgage underwriting standards as compared to before the recent financial crisis, coupled with continued hesitance and reluctance among many prospective homebuyers to believe the net benefits of home ownership are greater than the flexibility offered through renting will continue to work in the existing multifamily sector's favor, resulting in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.  We also believe, there will be a continued increase in demand for multifamily rental housing due to the ongoing entry of the domestic echo-boomer generation, the sons and daughters of the baby-boom generation, into the workforce resulting in a increase in demand for rental housing. Finally, we believe a continuation of the current declining homeownership rate trend in the United States would also result in increased demand for multifamily rental housing.

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
Intangible assets also include the value of customer relationships, which represent the value inherent in the relationships with existing lessees, quantified by management's estimate of the average likelihood of lease renewal. Customer relationships are amortized over the average remaining non-cancelable term of in place leases, plus an estimated renewal period.
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

Impairment of Loans and Notes Receivable. We monitor the progress of underlying real estate development projects which are partially financed by our real estate loans and certain of our notes receivable. Draws of interest included in these loans and notes are monitored versus the budgeted amounts, and the progress of projects are monitored versus the estimates in the project timeline. Changes in circumstances could indicate that the carrying amounts of our loans and notes receivable may not be recoverable or realized. When conditions suggest that an impairment condition may exist, we compare its carrying value to its estimated undiscounted future cash flows, including proceeds from its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of a loan or note, we record a valuation allowance to the extent that the carrying value exceeds its estimated fair value. Fair market value is determined based on a discounted cash flow analysis and is substantiated by an independent appraisal if necessary. This analysis requires us to use future estimates of progress of a project versus its budget, local and national economic conditions and discount rates. The use of different assumptions would result in variations of the values of the loans and notes which could impact the amount of our net income and our assets on our consolidated balance sheets.

Revenue Recognition

We generally lease apartment units under leases with terms of thirteen months or less. We generally lease retail properties for rental terms of several years. Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are not material.

Revenue from reimbursements of retail tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized as the respective costs are incurred in accordance with the lease agreements. We estimate the collectability of the receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, by taking into consideration our historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.

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

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity. Under this new guidance, a disposal of a component of an entity or a group of components of an entity shall only be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is to be applied prospectively for annual and interim periods beginning on or after December 31, 2014, with early adoption permitted. Early adoption is not permitted for assets that have previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for our Trail Creek multifamily community, which was reported as held for sale in our Annual Report on Form 10-K for the twelve-month period ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014. We do not expect the adoption of this guidance to materially impact our financial position or results of operations.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted.  We are currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on our financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. This new guidance specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will be required to consolidate the limited partnership. ASU 2015-02 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. We have not yet selected a transition method and are currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on our financial statements.

Results of Operations

Overview

We commenced business operations in April of 2011 with our initial public offering of Common Stock. Our portfolio of real estate assets, as of December 31, 2014, consisted of ten wholly-owned multifamily communities totaling 3,326 units; ten grocery-anchored necessity retail shopping centers with an aggregate of approximately 694,000 square feet of gross leasable area; eleven mezzanine real estate construction loans that are partially financing the construction of eight multifamily communities and three student housing communities; and four land acquisition bridge loans. The total aggregate amount of our real estate loan commitments was approximately $175.7 million at December 31, 2014. All of our multifamily related mezzanine loans contain exclusive limited options to purchase the properties once developed and stabilized, which if all are exercised, would add 3,843 units to our portfolio.

We recorded net losses attributable to common stockholders of approximately $5.3 million, $15.0 million, and $615,000 for the twelve-month periods ended December 31, 2014, 2013, and 2012, respectively. These results reflect the incurrence of approximately $7.2 million, $1.5 million and $1,000 of acquisition costs and fees for these respective periods.

The highlights of our 2014 operating results included:

•
Normalized Funds From Operations, or NFFO, was $5,678,358, or $0.28 per share for the fourth quarter 2014, an increase of approximately 12% on a per share basis from our NFFO result of $3,281,225, or $0.25 per share for the fourth quarter 2013. For the full year 2014, NFFO was $18,373,674, or $1.05 per share for the year 2014, an increase of approximately 11% on a per share basis from our NFFO result of $9,128,980, or $0.95 per share for the year 2013. (1)

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, increased to $4,412,745, or $0.22 per share for the fourth quarter 2014 from our AFFO result of $2,952,499, or $0.22 per share for the fourth quarter 2013. For the full year 2014, AFFO was $14,771,490, or $0.84 per share for the year 2014, an increase of approximately 2% on a per share basis from our AFFO result of $7,809,761, or $0.82 per share for the year 2013. AFFO is calculated after deductions for all preferred dividends. (1)

•
As of December 31, 2014, our total assets were approximately $696 million, an increase of approximately $354 million, or 104% compared to our total assets of approximately $342 million at December 31, 2013.

•
Total revenues for the fourth quarter 2014 were approximately $20.0 million, an increase of approximately $10.3 million, or 106%, compared to the fourth quarter 2013. Total revenues for the year 2014 were approximately $56.5 million, an increase of approximately $24.4 million, or 76%, compared to the year 2013.

•
Our Common Stock dividend of $0.175 per share for the fourth quarter 2014 represents a 40% overall growth rate from our initial Common Stock dividend of $0.125 per share, or approximately 11.6% on an annualized basis since June 30, 2011.

•	At December 31, 2014, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 53.5%.

•	For the fourth quarter 2014, our average multifamily physical occupancy was 94.8% and our retail portfolio was 95.5% leased as of December 31, 2014.

•
For the year 2014, our NFFO payout ratio to our Common Stockholders and Unitholders was approximately 64.5% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 80.2%. (2)

•	For the year 2014, our NFFO payout ratio to our Series A Preferred Stockholders was approximately 28.7% and our AFFO payout ratio to our Series A Preferred Stockholders was approximately 33.3%.(2)

•
During September and October 2014, we acquired nine grocery-anchored necessity retail shopping centers with an approximate aggregate 628,000 square feet of gross leasable area located in the Nashville, Orlando, Atlanta, Houston, Tampa, Columbus, Georgia and Charleston, South Carolina markets for an aggregate purchase price of approximately $112.5 million.

•
September 26, 2014, we acquired four multifamily communities, or the Dunbar Portfolio, representing an aggregate of 1,397 units, located in the Kansas City, Dallas, Nashville, and Houston markets, for an aggregate purchase price of approximately $181.3 million. We now own 3,326 multifamily units.

•
On July 1, 2014, we increased our borrowing capacity on our Revolving Credit Facility from $40 million to a maximum of $50 million. Also, on September 19, 2014, we added a term loan with a maximum borrowing capacity of $45 million, or Term Loan, which we utilized to partially finance the acquisitions of the Dunbar and Sunbelt portfolios. On December 23, 2014, we repaid in full the outstanding principal and accrued and unpaid interest owed and thereby terminated the Term Loan.

•
During 2014, we originated four new land acquisition bridge loans. Two of these new loans, plus two other bridge loans that were outstanding prior to 2014, were converted to mezzanine loans during 2014. These mezzanine loans are in support of proposed multifamily communities that, if acquired by us, would add two new standalone multifamily communities, expand two existing multifamily communities, and add two student housing projects to our real estate asset portfolio. Upon completion of all the projects and assuming the exercise of all existing and potential purchase options within our real estate loan portfolio, we would own 15 additional multifamily properties, including three student housing communities, comprising an additional 3,843 units.

•
On October 20, 2014, the borrower repaid the mezzanine loan and accrued interest of approximately $5.4 million, which supported the development of a grocery anchored, necessity retail shopping center in Rome, Georgia. The grocery company exercised its right of first refusal for the center.

(1) “Per share” refers to per basic weighted average share of Common Stock and Class A Unit outstanding for the periods indicated. See Definitions of Non-GAAP and Other Measures later within this "Results of Operations" section.

(2) We calculate the NFFO and AFFO payout ratios to Common Stockholders and Unitholders as the ratio of Common Stock dividends and distributions to Unitholders to NFFO or AFFO, respectively. We calculate the NFFO and AFFO payout ratios to Series A Preferred Stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and NFFO or AFFO, respectively. See Definitions of Non-GAAP and Other Measures later within this "Results of Operations" section.

Acquired properties

On February 12, 2014, we completed the acquisition of a grocery-anchored necessity retail shopping center with approximately 66,000 square feet of gross leasable area in the Atlanta, Georgia market for approximately $5.7 million.

On September 5, 2014, we acquired two grocery-anchored necessity retail shopping centers with an approximate aggregate 127,200 square feet of gross leasable area located in the Nashville, Tennessee market, for an aggregate purchase price of approximately $24.1 million.

On September 26, 2014, we acquired four multifamily communities located in the Kansas City, Dallas, Nashville, and Houston markets representing an aggregate of 1,397 units, for an aggregate purchase price of approximately $181.3 million.

On September 30, 2014, we acquired six grocery-anchored necessity retail shopping centers with an approximate aggregate 438,000 square feet of gross leasable area located in the Orlando, Atlanta, Houston, Columbus, Georgia, Tampa, and Charleston, South Carolina markets, for an aggregate purchase price of approximately $74.2 million.

On October 6, 2014, we acquired one grocery-anchored necessity retail shopping center with approximately 62,400 square feet of gross leasable area located in Nashville, Tennessee, for a purchase price of approximately $14.2 million.

Details of our real estate loan portfolio at December 31, 2014 consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
		(1)

	CityPark View		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6	(2)
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	14,147,515	$28,400,000	8 / 6	(2)
	Aster at Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6	(2)
	Crosstown Walk		Tampa, FL	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6	(2)
	Overton Rise		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6	(2)
	Haven West		Atlanta, GA (3) (4)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6	(2)
	Haven 12		Starkville, MS (4) (6)	6/16/2014	11/30/2015	6/16/2017	6,116,384	$18,615,081	8.5 / 4.33	(5)
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6	(5)
	Encore		Atlanta, GA (7)	11/18/2013	5/15/2015	N/A	16,026,525	N/A	8.5
	Palisades		Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(5)
	Fusion		Irvine, CA (7) (11)	12/18/2013	3/31/2015	N/A	23,000,000	N/A	8.5 / 4.3	(5)
	Green Park		Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 4.33	(5)
	Stadium Village		Atlanta, GA (4) (8)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.33	(5)
	Summit Crossing III		Atlanta, GA (9)	7/25/2014	7/31/2015	N/A	2,400,000	N/A	10.0	(5)
	Crosstown Walk II		Tampa, FL (10)	11/4/2014	4/30/2015	N/A	2,240,000	N/A	8.5 / 4.33	(5)

							$175,651,828

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "CityPark View" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Aster at Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton Rise" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Haven 12" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Palisades" - Oxford Palisades Apartments LLC; "Fusion" - 360 - Irvine, LLC; "Green Park" - Weems Road Property Owner, LLC; "Stadium Village" - Haven Campus Communities - Kennesaw, LLC; "Summit Crossing III" - Oxford Forsyth Development, LLC and "Crosstown Walk II" - Iris Crosstown Apartments II, LLC.

(2)
In the event the Company exercises the associated purchase option and acquires the property, any additional accrued interest, if not paid, will be treated as additional consideration for the acquired project.

(3)	Completed 160-unit 568-bed student housing community adjacent to the campus of the University of West Georgia.
(4)	See note 7 - Related Party Transactions.
(5)
Deferred interest becomes due to the Company on the earliest to occur of (i) the maturity date, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing of the loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

(6)	A planned 152-unit, 536-bed student housing community adjacent to the Mississippi State University campus.
(7)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a multifamily community.
(8)	Mezzanine loan in support of a planned 198-unit,792-bed student housing community adjacent to the campus of Kennesaw State University.
(9)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a third phase adjacent to our Summit Crossing multifamily community.
(10)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a second phase adjacent to the Crosstown Walk multifamily community development in Tampa, Florida.
(11)	Upon a sale of the property or refinancing with a third party, the Company would be due a payoff fee of $2.0 million on this loan.

The Palisades, Green Park and Stadium Village loans are subject to loan participation agreements with syndicates of unaffiliated third parties, under which the syndicates funded 25% of the loan commitment amounts and collectively receive 25% of interest payments and returns of principal.

Deferred interest percentages are rates at which interest accrues over the lives of the loans and which will be due in a lump sum at maturity or if the property is sold to, or refinanced by, a third party. There are no contingent events that are necessary to occur for us to realize the additional interest amounts.

We receive a fee of 2% of the aggregate amount of the loan at loan inception as partial inducement to offer the funds and concurrently pay 1% of the loan amount (half of the 2% loan fee) to our Manager as an acquisition fee. The net 1% retained is recognized as revenue over the term of the loan. The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where management deems necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Fusion, Green Park, Summit III, and Crosstown Walk II loans are also collateralized by the acquired land. The Haven West and Stadium Village loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the mezzanine loans are permitted in whole, but not in part, without our consent.

Twelve Months Ended December 31, 2014 compared to 2013

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the twelve months ended December 31, 2014 versus 2013, as summarized in the table below:

	Year ended December 31,		Change inc (dec)
	2014	2013	Amount	Percentage
Revenues:
Rental revenues	$30,762,423	$20,165,064	$10,597,359	52.6%
Other property revenues	3,946,222	2,237,759	1,708,463	76.3%
Interest income on loans and notes receivable	18,531,899	9,214,039	9,317,860	101.1%
Interest income from related party	3,295,826	516,629	2,779,197	537.9%
Total revenues	56,536,370	32,133,491	24,402,879	75.9%

Operating expenses:
Property operating and maintenance	4,887,903	3,286,590	1,601,313	48.7%
Property salary and benefits reimbursement to related party	2,882,283	2,186,981	695,302	31.8%
Property management fees to related parties	1,347,502	883,016	464,486	52.6%
Real estate taxes	3,587,287	2,279,109	1,308,178	57.4%
General and administrative	1,051,849	617,433	434,416	70.4%
Equity compensation to directors and executives	1,784,349	1,191,637	592,712	49.7%
Depreciation and amortization	16,328,715	15,250,130	1,078,585	7.1%
Acquisition and pursuit costs	3,518,540	362,113	3,156,427	871.7%
Acquisition fees to related parties	3,714,077	1,167,053	2,547,024	218.2%
Asset management fees to related parties	3,546,987	1,983,999	1,562,988	78.8%
Insurance, professional fees and other	1,903,833	1,038,233	865,600	83.4%
Total operating expenses	44,553,325	30,246,294	14,307,031	47.3%
Asset management and general and administrative
expense fees deferred	(332,345)	—	(332,345)	—%
Net operating expenses	44,220,980	30,246,294	13,974,686	46.2%

Operating income	12,315,390	1,887,197	10,428,193	552.6%
Less interest expense	10,188,187	5,488,352	4,699,835	85.6%
Loss on early extinguishment of debt	—	604,337	(604,337)	—%

Net income (loss)	$2,127,203	$(4,205,492)	$6,332,695	(150.6)%

Revenues

Rental revenue increased for the twelve months ended December 31, 2014 from the comparable 2013 period as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Rental revenues:
Dunbar Portfolio	$4,351,000	41.1%
Sunbelt Portfolio and other retail assets	2,717,000	25.6%
Trail II and Summit II	2,710,000	25.6%
Other properties	819,000	7.7%

Total	$10,597,000	100.0%

In addition to the partial year of rental revenue contributions from the Dunbar and Sunbelt portfolios during 2014, the additions of the second phases of the Trail Creek multifamily community in June 2013 and the Summit Crossing multifamily community in December 2013 resulted in the realization of a full twelve months of rental activity for those acquired second phases during 2014.

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

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increases in other property revenues for the twelve-month period ended December 31, 2014 versus 2013 were similarly due to the acquisitions listed above.

Interest income from our real estate loans increased substantially for the twelve-month period ended December 31, 2014 versus 2013, due to the addition of the Green Park, Stadium Village (which was subsequently converted to a mezzanine loan), Summit Crossing III, and Crosstown Walk bridge loans and the conversion of the Haven 12 bridge loan to a mezzanine loan, partially offset by the payoff of the Madison-Rome mezzanine loan on October 20, 2014. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion.

We recorded interest income and other revenue from these instruments as follows:

	Year ended December 31,
	2014	2013
Real estate loans:
Current interest payments	$10,987,856	$4,711,773
Additional accrued interest	6,940,500	3,288,982
Deferred loan fee revenue	872,513	343,218
Total real estate loan revenue	18,800,869	8,343,973
Interest income on notes and lines of credit	3,026,856	1,386,695
Interest income on loans and notes receivable	$21,827,725	$9,730,668

Property operating and maintenance expense

Expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by acquisitions during 2014, as shown in the following table. The portions of the increase attributable to Trail II and Summit II are due to the recognition of a full year of operations during 2014, versus a partial year of operations from their acquisition date in 2013. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$722,000	45.1%
Sunbelt Portfolio and other retail assets	405,000	25.3%
Trail II and Summit II	301,000	18.8%
Other	173,000	10.8%

Total	$1,601,000	100.0%

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by the Dunbar Portfolio acquisition during 2014 and secondarily due to the acquisition of Trail II and Summit II, as shown in the following table. The portions of the increase attributable to Trail II and Summit II are due to the recognition of a full year of operations during 2014, versus a partial year of operations from their acquisition date in 2013, as well as additional individuals necessary to manage and operate the second phases of those two combined properties. The number of employees assigned by our property manager to our ten multifamily communities at December 31, 2014 is not expected to change materially over the foreseeable future.

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$426,000	61.3%
Trail II and Summit II	231,000	33.2%
Other	38,000	5.5%

Total	$695,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and retail assets and the supervision of any subcontractors; for retail assets, property management fees are 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. The increases were primarily due to properties acquired during 2014, as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$182,000	39.2%
Sunbelt Portfolio and other retail assets	126,000	27.2%
Trail II and Summit II	110,000	23.7%
Other multifamily properties	46,000	9.9%

Total	$464,000	100.0%
Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions during 2014, as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$619,000	47.3%
Sunbelt Portfolio and other retail assets	316,000	24.2%
Trail II and Summit II	208,000	15.9%
Other multifamily properties	165,000	12.6%

Total	$1,308,000	100.0%

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired during 2014, as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Taxes, licenses and fees	$172,000	39.6%
Dunbar Portfolio	115,000	26.5%
Trail II and Summit II	48,000	11.1%
Sunbelt Portfolio and other retail assets	23,000	5.3%
Other	76,000	17.5%

Total	$434,000	100.0%

Equity compensation to directors and executives

Expenses recorded by grant for equity compensation awards were:

	Year ended December 31,
	2014	2013

Quarterly board member committee fee grants	$47,864	$46,089
Class B Unit awards:
Executive officers - 2012	—	2,580
Executive officers - 2013	2,318	859,901
Executive officers - 2014	1,433,767	—
Vice chairman of board of directors	—	25,623
Restricted stock grants:
2012	—	86,250
2013	85,812	171,194
2014	214,588	—

Total	$1,784,349	$1,191,637

The increase for the twelve-month period ended December 31, 2014 was primarily due to an expansion of the annual Class B Unit Grants for the 2014 service year versus 2013.

Depreciation and amortization

The net increase in depreciation and amortization was driven by:

	Amount of depreciation and amortization expense by major acquisition category (rounded to 000s)
	for the years ended December 31,
	2014	2013
Dunbar Portfolio:
Depreciation	$2,045,000	$—
Amortization of intangible assets	2,079,000	—
Sunbelt Portfolio and other retail assets:
Depreciation	1,067,000	—
Amortization of intangible assets	1,063,000	—
Trail II and Summit II:
Depreciation	1,430,000	373,000
Amortization of intangible assets	839,000	909,000
WMAF acquisitions (1):
Depreciation	4,845,000	4,505,000
Amortization of intangible assets	7,000	6,492,000

Depreciation from other properties	2,949,000	2,966,000
Other	5,000	5,000

Total	$16,329,000	$15,250,000

(1) The Ashford Park, Lake Cameron, and McNeil Ranch multifamily communities, which were acquired on January 23, 2013 from the Williams Multifamily Acquisition Fund, L.P., a Delaware limited partnership are collectively referred to as the WMAF Acquisitions.

Acquisition and pursuit costs and acquisition fees to related parties

Acquisition and pursuit costs and acquisition fees consisted of:

	Year ended December 31, 2014
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Dunbar Portfolio	$1,817,000	$1,135,000	$2,952,000
Sunbelt Portfolio	1,184,000	258,000	1,442,000
Other retail acquisitions	713,000	1,964,000	2,677,000
Other	—	162,000	162,000

Total	$3,714,000	$3,519,000	$7,233,000

	Year ended December 31, 2013
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
WMAF acquisitions	$908,000	$182,000	$1,090,000
Trail II and Summit II	259,000	115,000	374,000
Retail acquisitions	—	53,000	53,000
Other	—	12,000	12,000

Total	$1,167,000	$362,000	$1,529,000

Included in the acquisition fees of the Sunbelt Portfolio and other retail acquisition costs for the twelve month period ended December 31, 2014 is $714,570 paid as a fee to Joel T. Murphy while he was a director of the Company and Chief Executive Officer of New Market Properties, LLC. In addition, Mr. Murphy was paid a fee of $57,268 in connection with one grocery-anchored necessity retail shopping center acquisition prior to becoming a director of the Company and the Chief Executive Officer of New Market Properties, LLC, which is included in other acquisition costs for other retail acquisitions. Acquisition fees paid to our Manager are calculated as 1% of the gross purchase price of the multifamily community, the retail asset, or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Asset management fees and general and administrative fees to related party

Asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental costs brought on by acquisitions during 2014, as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$345,000	22.1%
Trail II and Summit II	260,000	16.6%
Sunbelt Portfolio and other retail assets	244,000	15.6%
Other multifamily properties	714,000	45.7%

Total	$1,563,000	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Increase
	Amount (rounded to 000s):	Percent of increase
Audit and tax fees	$490,000	56.6%
Insurance premiums	266,000	30.7%
Legal fees and other	109,600	12.7%

Total	$865,600	100.0%

Asset management and general and administrative expense fees deferred

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $332,345 of combined asset management and general and administrative expense fees attributable to the twelve months ended December 31, 2014 have been deferred by the Manager. We will recognize any deferred fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of December 31, 2014, there was insufficient evidence to support recognition of these deferred fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increase consisted of:

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$1,179,000	25.1%
Trail II and Summit II	772,000	16.4%
Retail	854,000	18.2%
Term Loan	365,000	7.8%
Revolving line of Credit	599,000	12.7%
Loan participants	220,000	4.7%
Other	711,000	15.1%

Total	$4,700,000	100.0%

Loss on early extinguishment of debt

In conjunction with the acquisition of Trail II, on June 25, 2013, we refinanced the original variable rate mortgage on the first phase of the Trail Creek community with a new 4.22% fixed rate mortgage secured by the combined Trail Creek community in the amount of approximately $28.1 million. In doing so, we recorded a loss on early debt extinguishment, which consisted of a three percent prepayment penalty to the lender of $458,250 paid from the proceeds of the refinancing, and the non-cash writeoff of unamortized deferred loan costs of $146,087.

Twelve Months Ended December 31, 2013 compared to 2012

Our results of operations were reported in our Annual Report on Form 10-K for the year ended December 31, 2013 reflecting our Trail Creek multifamily community as discontinued operations for the twelve-month periods ended December 31, 2013, 2012, and 2011. As of June 30, 2014, the results of operations for our Trail Creek multifamily community were reclassified from discontinued operations. The following discussion highlights the major drivers behind the line item changes in our results of operations for the twelve months ended December 31, 2013 versus 2012, as summarized in the table below and includes the combined phases of Trail Creek as continuing operations for both periods.

	Year ended December 31,		Change inc (dec)
	2013	2012	Amount	Percentage
Revenues:
Rental revenues	$20,165,064	$9,102,757	$11,062,307	121.5%
Other property revenues	2,237,759	1,128,902	1,108,857	98.2%
Interest income on loans and note receivable	9,214,039	2,247,935	6,966,104	309.9%
Interest income on loans and note from related party	516,629	11,641	504,988	4,338.0%
Total revenues	32,133,491	12,491,235	19,642,256	157.2%

Operating expenses:
Property operating and maintenance	3,286,590	1,385,428	1,901,162	137.2%
Property salary and benefits reimbursement to related party	2,186,981	984,970	1,202,011	122.0%
Property management fees to related parties	883,016	410,046	472,970	115.3%
Real estate taxes	2,279,109	753,737	1,525,372	202.4%
General and administrative	617,433	329,853	287,580	87.2%
Equity compensation to directors and executives	1,191,637	1,251,216	(59,579)	(4.8)%
Depreciation and amortization	15,250,130	3,595,298	11,654,832	324.2%
Acquisition and pursuit costs	362,113	912	361,201	—
Acquisition fees to related parties	1,167,053	—	1,167,053	—
Management fees to related parties	1,983,999	822,723	1,161,276	141.2%
Insurance, professional fees and other	1,038,233	599,003	439,230	73.3%
Total operating expenses	30,246,294	10,133,186	20,113,108	198.5%

Operating (loss) income	1,887,197	2,358,049	(470,852)	(20.0)%
Less interest expense	5,488,352	2,504,679	2,983,673	119.1%
Loss on early extinguishment of debt	604,337	—	604,337	—

Net income (loss)	$(4,205,492)	$(146,630)	$(4,058,862)	—

Revenues

We recorded total rental revenue of approximately $20.2 million and $9.1 million for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in rental revenue in 2013 as compared to 2012 was primarily due to the acquisition of the McNeil Ranch, Lake Cameron and Ashford Park multifamily communities in January 2013 and the realization of incremental rental revenue from those properties. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from owned multifamily communities.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees and late charges.

We recorded other property revenues of approximately $2.2 million and $1.1 million for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in other property revenues in 2013 as compared to 2012 was primarily due to the acquisition of five multifamily communities during 2013 and the realization of incremental rental revenue from those properties.

Interest income from our real estate loans increased substantially for the twelve-month period ended December 31, 2013 versus the twelve-month period ended December 31, 2012, due to additions of new mezzanine loans and some mezzanine loans remaining outstanding for full subsequent years versus partial previous years. Our interest income consisted of:

	Twelve months ended December 31,
	2013	2012
Real estate loans:
Current interest payments	$4,711,773	$1,349,603
Additional accrued interest	3,288,982	718,955
Deferred loan fee revenue	343,218	83,195
Total real estate loan revenue	8,343,973	2,151,753
Interest income on notes and lines of credit	1,386,695	107,823
Interest income on loans and notes receivable	$9,730,668	$2,259,576

Property operating and maintenance expense

We recorded expenses for the operations and maintenance of our multifamily communities of approximately $3.3 million and $1.4 million for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in property expense in 2013 as compared to 2012 was primarily due to the acquisition of the McNeil Ranch, Lake Cameron and Ashford Park multifamily communities in January 2013.

The primary components of operating and maintenance expense are utilities, property repairs and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents.

Property Salary and Benefits Reimbursement

We recorded expense reimbursements to our property manager for the salary and benefits expense for individuals who handle the management, operations and maintenance of our multifamily communities of approximately $2.2 million and $985,000 for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in reimbursed expense in 2013 as compared to 2012 was primarily due to the acquisition of five multifamily communities during 2013 and the incremental increase in expense from additional personnel required to operate and manage those properties.

Management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our communities and the supervision of any subcontractors. We recorded management fee expense of approximately $883,000 and $410,000 for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in management fees in 2013 as compared to 2012 was primarily due to the acquisition of five multifamily communities during 2013 and the incremental increase in revenues from those properties.

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities. These costs were approximately $2.3 million and $754,000 for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in real estate taxes in 2013 as compared to 2012 was primarily due to the acquisition of the Ashford Park, McNeil Ranch and Lake Cameron multifamily communities and an approximate 64% increase in the assessed value of our Summit Crossing community.

We generally expect the assessed values of our multifamily communities to rise over time, owing to our expectation of improving market conditions, pressure on municipalities to raise revenues and increased activity in the transactional market.

General and Administrative

We recorded general and administrative expenses specific to our owned properties of approximately $617,000 and $330,000 for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in general and administrative expenses in 2013 as compared to 2012 was primarily due to the acquisition of the Ashford Park, McNeil Ranch and Lake Cameron multifamily communities in January of 2013.

Equity compensation to directors and executives

Expense by grant for equity compensation awards were:

	Twelve months ended December 31,
	2013	2012

Quarterly board member committee fee grants	$46,089	$42,060
Class B Unit awards:
Executive officers - 2011	—	476,981
Executive officers - 2012	2,580	477,434
Executive officers - 2013	859,901	—
Vice chairman of board of directors	25,623	15,374
Restricted stock grants:
2011	—	66,867
2012	86,250	172,500
2013	171,194	—

Total	$1,191,637	$1,251,216

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

Depreciation and amortization

We recorded expenses for depreciation and amortization of tangible and identifiable intangible assets of approximately $15.3 million and $3.6 million for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in depreciation and amortization expense in 2013 as compared to 2012 was primarily due to the acquisition of the Ashford Park, McNeil Ranch and Lake Cameron multifamily communities. Amortization of identifiable acquired intangible assets was approximately $7.4 million for the twelve-month period ended December 31, 2013. We recorded no such expense in 2012.

Acquisition costs and acquisition fees paid to related party

We recorded acquisition costs and acquisition fee payments to our Manager of approximately $1.5 million and $1,000 for the twelve-month periods ended December 31, 2013 and 2012, respectively. Acquisition costs for the twelve-month period ended December 31, 2013 primarily related to due diligence, purchase negotiation, appraisals and other costs related to the acquisition of the Ashford Park, McNeil Ranch and Lake Cameron multifamily communities. There were no acquisitions of real estate assets during 2012. The amount of acquisition fees payable to our Manager is governed by the Management Agreement and is calculated as 1% of the gross purchase price of the multifamily community or of the principal amount of the real estate loan. These costs also include similar expenditures for services provided by third parties.

Management fees to related party

We also paid fees to our Manager in the form of general and administrative expense fees and asset management fees which totaled approximately $2.0 million and $823,000 for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in general and administrative expense fees and asset management fees in 2013 as compared to 2012 was primarily due to the acquisitions of five multifamily communities during 2013 and the incremental increase in expense from those properties, as well as closing additional mezzanine loans.

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

Insurance, professional fees and other expenses

We recorded insurance, professional fees and other expenses of approximately $1.0 million and $599,000 for the twelve-month periods ended December 31, 2013 and 2012, respectively. These costs consist principally of property insurance on our owned real estate assets and fees for audit, tax and legal work performed. The increase in these expenses in 2013 as compared to 2012 was primarily due to higher accounting and legal costs incurred in 2013 related to the acquisitions of the McNeil Ranch, Ashford Park and Lake Cameron communities, as well as for Trail II and Summit II.

Interest expense

We recorded interest expense of approximately $5.5 million and $2.5 million for the twelve-month periods ended December 31, 2013 and 2012, respectively. The increase in interest expense in 2013 as compared to 2012 was primarily due to the incremental interest and amortization expense of deferred loan costs on additional mortgage indebtedness from the McNeil Ranch, Ashford Park and Lake Cameron communities. Interest expense on our Revolving Credit Facility, which we entered into on August 31, 2012, including amortized loan costs of approximately $327,000, was approximately $1.0 million for the twelve-month period ended December 31, 2013.

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

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (“NFFO”)

Normalized FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, since the Company is acquiring properties on a regular basis, it incurs substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. The Company adds back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions, to FFO in its calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. The Company also adds back any realized losses on debt extinguishment and any non-cash dividends in this calculation. NFFO figures reported by us may not be comparable to those NFFO figures reported by other companies.

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

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

AFFO makes further adjustments to NFFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. The Company calculates AFFO as:

NFFO, plus:

•	non-cash equity compensation to directors and executives;

•	amortization of loan closing costs, excluding costs incurred in connection with obtaining short term financing related to acquisitions;

•	depreciation and amortization of non-real estate assets;

•	net loan fees received; and

•	deferred interest income received;
Less:

•	non-cash loan interest income;

•	cash paid for pursuit costs on abandoned acquisitions;

•	cash paid for loan closing costs;

•	amortization of acquired real estate intangible liabilities; and

•	normally-recurring capital expenditures.

AFFO figures reported by us may not be comparable to those AFFO figures reported by other companies. We utilize AFFO as an additional measure of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

FFO, NFFO, and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders,
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders
to Net (Loss) Income Attributable to Common Stockholders (A)

		Three months ended December 31,
		2014	2013	2012

Net (loss) income attributable to common stockholders (See note 1)		$(2,329,055)	$430,293	$202,821

Add:	Income attributable to non-controlling interests (See note 2)	967	3,490	—
	Depreciation of real estate assets	4,874,763	2,046,170	790,232
	Amortization of acquired real estate intangible assets	2,633,101	514,411	—

Funds from operations attributable to common stockholders and Unitholders		5,179,776	2,994,364	993,053

Add:	Acquisition and pursuit costs	324,898	286,861	—
	Loan cost amortization on acquisition Term Note (See note 3)	173,684	—	—

Normalized funds from operations attributable to common stockholders and Unitholders		5,678,358	3,281,225	993,053

	Non-cash equity compensation to directors and executives	437,242	301,691	330,009
	Amortization of loan closing costs (See note 4)	276,526	140,921	102,539
	Depreciation/amortization of non-real estate assets	29,806	10,842	4,662
	Net loan fees received (See note 5)	86,383	431,181	48,921
	Deferred interest income received (See note 6)	241,192	530,086	—
Less:	Non-cash loan interest income (See note 5)	(1,940,194)	(1,492,886)	(446,026)
	Abandoned pursuit costs	(519)	—	—
	Cash paid for loan closing costs	—	(106,676)	—
	Amortization of acquired real estate intangible liabilities (See note 7)	(173,188)	(45,599)	—
	Normally recurring capital expenditures (See note 8)	(222,861)	(98,286)	(30,806)

Adjusted funds from operations attributable to common stockholders and Unitholders		$4,412,745	$2,952,499	$1,002,352

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$3,697,436	$2,451,697	$771,616
	Distributions to Unitholders (See note 2)	25,377	17,118	—
	Total	$3,722,813	$2,468,815	$771,616

Common Stock dividends and Unitholder distributions per share		$0.175	$0.16	$0.145

FFO per weighted average basic share of Common Stock and Unit		$0.25	$0.23	$0.19
NFFO per weighted average basic share of Common Stock and Unit		$0.28	$0.25	$0.19
AFFO per weighted average basic share of Common Stock and Unit		$0.22	$0.22	$0.19

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	20,364,971	13,191,276	5,181,708
	Class A Units	145,011	106,988	—
	Common Stock and Class A Units	20,509,982	13,298,264	5,181,708

	Diluted: (B)
	Common Stock and Class A Units	20,750,050	13,469,326	5,320,962

Actual shares of Common Stock outstanding, including 39,216, 29,016, and 33,046 unvested
shares of restricted Common Stock at December 31, 2014, 2013, and 2012, respectively		21,443,203	15,323,594	5,321,490
Actual Class A Units outstanding		145,011	106,988	—
	Total	21,588,214	15,430,582	5,321,490

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 0.71% weighted average non-controlling interest in the Operating Partnership for the three-month period ended December 31, 2014.

(B) Since our NFFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders,
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders
to Net Loss Attributable to Common Stockholders (A)

		Twelve months ended December 31,
		2014	2013	2012

Net loss attributable to common stockholders (See note 1)		$(5,312,921)	$(14,992,930)	$(614,530)

Add:	Loss attributable to non-controlling interests (See note 2)	33,714	(222,404)	—
	Depreciation of real estate assets	12,181,439	7,781,306	3,572,284
	Amortization of acquired real estate intangible assets	4,065,141	7,400,948	—

Funds from operations attributable to common stockholders and Unitholders		10,967,373	(33,080)	2,957,754

Add:	Acquisition and pursuit costs	7,232,617	1,529,166	912
	Loan cost amortization on acquisition Term Note (See note 3)	173,684	—	—
	Prepayment penalty on early debt extinguishment (See note 9)	—	604,337	—
	Deemed non-cash dividend on Series B Preferred Stock	—	7,028,557	—
	Organization costs	—	—	1,593

Normalized funds from operations attributable to common stockholders and Unitholders		18,373,674	9,128,980	2,960,259

	Non-cash equity compensation to directors and executives	1,784,349	1,191,637	1,251,216
	Amortization of loan closing costs (See note 4)	831,375	567,780	194,012
	Depreciation/amortization of non-real estate assets	82,135	67,878	23,014
	Net loan fees received (See note 5)	484,674	1,136,230	307,450
	Deferred interest income received (See note 6)	1,555,710	814,321	—
Less:	Non-cash loan interest income (See note 5)	(7,202,831)	(3,823,023)	(803,245)
	Abandoned pursuit costs	(127,326)	—	—
	Cash paid for loan closing costs	(67,257)	(313,131)	(323,918)
	Amortization of acquired real estate intangible liabilities (See note 7)	(254,802)	(375,993)	—
	Normally recurring capital expenditures (See note 8)	(688,211)	(584,918)	(192,815)

Adjusted funds from operations attributable to common stockholders and Unitholders		$14,771,490	$7,809,761	$3,415,973

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$11,747,328	$6,544,714	$2,851,973
	Distributions to Unitholders (See note 2)	106,640	64,727	—
	Total	$11,853,968	$6,609,441	$2,851,973

Common Stock dividends and Unitholder distributions per share		$0.655	$0.605	$0.545

FFO per weighted average basic share of Common Stock and Unit		$0.63	$—	$0.57
NFFO per weighted average basic share of Common Stock and Unit		$1.05	$0.95	$0.57
AFFO per weighted average basic share of Common Stock and Unit		$0.84	$0.82	$0.66

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	17,399,147	9,456,228	5,172,260
	Class A Units	160,944	106,402	—
	Common Stock and Class A Units	17,560,091	9,562,630	5,172,260

	Diluted: (B)
	Common Stock and Class A Units	17,736,588	9,726,453	5,306,424

Actual shares of Common Stock outstanding, including 39,216, 29,016, and 33,046 unvested
shares of restricted Common Stock at December 31, 2014, 2013, and 2012, respectively		21,443,203	15,323,594	5,321,490
Actual Class A Units outstanding		145,011	106,988	—
	Total	21,588,214	15,430,582	5,321,490

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 0.92% weighted average non-controlling interest in the Operating Partnership for the twelve-month period ended December 31, 2014.

(B) Since our NFFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net (Loss) Income Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the twelve-month period ended December 31, 2014 include activity for the Spring Hill Plaza, Parkway Town Centre, Deltona Landings, Powder Springs, Kingwood Glen, Parkway Centre, Barclay Crossing, Sweetgrass Corner, Woodstock Crossing and Salem Cove grocery-anchored necessity retail shopping centers, and the Estancia, Sandstone Creek, Stoneridge Farms and Vineyards multifamily communities from the dates of acquisition through December 31, 2014. Rental and other property revenues and expenses for the twelve-month period ended December 31, 2013 include activity for the McNeil Ranch, Lake Cameron and Ashford Park multifamily communities from January 23, 2013 (the acquisition date) through December 31, 2013, and for Trail II from June 25, 2013 through December 31, 2013. Summit II was acquired on December 31, 2013. These property operating results are therefore not representative of full periods of results for those properties.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 145,011 Class A OP Units as of December 31, 2014, which were awarded primarily to our key executive officers. The Class A OP Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A OP Units was calculated to be 0.71% and 0.80% for the three-month periods ended December 31, 2014 and 2013, respectively and 0.92% and 1.11% for the twelve-month periods ended December 31, 2014 and 2013, respectively.

3)
We incurred loan closing costs on our $45 million acquisition term loan facility with Key Bank National Association, or Term Loan, which were deferred and were being amortized over the life of the loan. When we repaid and terminated the balance due on the acquisition term loan on December 23, 2014, we amortized the remaining balance of these deferred costs on that date. Since the acquisition term loan was entered into for the express purpose of partially financing the acquisitions of the Sunbelt and Dunbar portfolios in the third quarter 2014, this amortization expense is similar in character to an acquisition cost and is therefore an additive adjustment in the calculation of NFFO.

4)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also to secure and subsequently amend our Revolving Line of Credit. These loan closing costs are being amortized over the lives of the respective mortgage loans and the Revolving Line of Credit, and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At December 31, 2014, aggregate unamortized loan costs were approximately $5.1 million, which will be amortized over a weighted average remaining loan life of approximately 5.4 years as of that date.

5)
We receive loan fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received in excess of amortization income, after the payment of acquisition fees to Preferred Apartment Advisors, LLC, our Manager, are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold to a third party. This non-cash income is deducted from NFFO in the calculation of AFFO.

6)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt in the three month and twelve month periods ended December 31, 2014 and 2013 of accrued interest income earned prior to the periods presented on various real estate loans.

7)
This adjustment reflects the reversal of the non-cash amortization of below-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. The adjustments for the three-month and twelve-month periods ended December 31, 2014 pertain to the acquisition of the grocery-anchored necessity shopping centers. The adjustments for the three-month and twelve-month periods ended December 31, 2013 pertain to the Trail II, Ashford Park and McNeil Ranch multifamily communities. At December 31, 2014, the balance of unamortized below-market lease intangibles was approximately $5.9 million, which will be recognized over a weighted average remaining lease period of approximately 9.3 years.

8)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $575,883 and $239,948 for the three-month periods ended December 31, 2014 and 2013, respectively and $1,391,570 and $733,143 for the twelve-month periods ended December 31, 2014 and 2013, respectively.

9)
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

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities and grocery-anchored necessity retail shopping centers (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities and grocery-anchored necessity retail shopping centers;

•	interest expense on our outstanding property level debt;

•	amounts due on our Revolving Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders; and

•	committed acquisitions.

Our Revolving Line of Credit is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $40,000,000 until the amendment of the loan agreement pursuant to the Third Modification Agreement, which became effective July 1, 2014.
The Third Modification Agreement increased our borrowing capacity on the Revolving Line of Credit from $40 million to $45 million and extended the maturity date to July 1, 2015. When our operating real estate assets surpassed $300 million in September 2014, the borrowing capacity was increased to $50 million. The permitted uses of the Revolving Line of Credit are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn accrue interest at a variable rate of the London Interbank Offered Rate, or LIBOR, index plus 3.75%. This rate was approximately 3.9% per annum at December 31, 2014. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Line of Credit of 0.350% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty.
On September 19, 2014, we entered into an Amended and Restated Credit Agreement with Key Bank that also added a $45 million term loan, or Term Loan, to our borrowing capacity. The Term Loan bore interest at the one month London Interbank Offered Rate, or 1 month LIBOR, plus 4.5%. This rate averaged 4.6% per annum for the period from September 19, 2014, until we repaid all accrued interest and principal due on the Term Loan and retired the instrument on December 23, 2014.
The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2014, we were in compliance with all covenants related to the Amended and Restated Credit Agreement, as shown in the table below.

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		50.9%
Net worth	Minimum $160,000,000	(2)	$291,581,874
Debt yield	Minimum 8.25%		8.93%
Payout ratio	Maximum 95%	(3)	81.5%
Total leverage ratio	Maximum 65%		54.4%
Debt service coverage ratio	Minimum 1.50x		3.24x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $160 million, plus 75% of the net proceeds of any equity offering, which totaled approximately$270,430,000 as of December 31, 2014.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended December 31, 2014, the maximum dividends and distributions allowed under this covenant was approximately $22,434,000.

At December 31, 2014, we had a balance owed of $24.5 million under the Credit Facility. Interest expense was approximately $1.6 million (excluding deferred loan cost amortization of approximately $374,000) and the weighted average interest rate was 4.1% for the twelve-month period ended December 31, 2014.

Our net cash provided by operating activities for the twelve-month periods ended December 31, 2014, 2013 and 2012 was approximately $15.4 million, $8.7 million and $4.2 million, respectively. The increase in net cash provided by operating activities for 2014 compared to 2013 was primarily due to the incremental cash generated by property income provided by the Dunbar Portfolio, retail, and Trail II and Summit II acquisitions, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, partially offset by an increase in acquisition costs and fees paid, from approximately $1.5 million in the 2013 period, to approximately $7.2 million in the 2014 period. The increase in net cash provided by operating activities for 2013 compared to 2012 was primarily due to the incremental cash generated by property income provided by the acquired McNeil Ranch, Ashford Park and Lake Cameron properties, the acquisitions of which were partially funded by the net proceeds from the sale of the Series B Preferred Stock, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, partially offset by a reduction due to approximately $1.5 million of acquisition costs paid in 2013.

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

Our net cash used in investing activities was approximately $356.4 million, $137.7 million and $32.5 million for the twelve-month periods ended December 31, 2014, 2013, and 2012, respectively. Disbursements for property acquisitions rose from approximately $34.2 million in 2013 to approximately $299.5 million during 2014, partially offset by lower deployments of cash for real estate loans and notes receivable which totaled approximately $66.6 million in 2014, versus approximately $101.0 million in disbursements in the 2013 period. The 2013 period included disbursements for acquired properties of approximately $34.2 million, and deployments of cash for real estate loans and notes receivable of approximately $100.0 million, versus disbursements for loans and notes receivable in the 2012 period of approximately $32.6 million.

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

For the twelve-month period ended December 31, 2014, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Summit Crossing	$—	$216,412	$216,412	$101,007	$317,419
Trail Creek	—	180,129	180,129	97,600	277,729
Stone Rise	—	51,443	51,443	66,494	117,937
Ashford Park	23,483	433,375	456,858	136,462	593,320
McNeil Ranch	35,026	27,233	62,259	72,683	134,942
Lake Cameron	29,053	83,011	112,064	98,054	210,118
Stoneridge	22,047	—	22,047	29,282	51,329
Vineyards	22,177	—	22,177	22,235	44,412
Enclave	22,177	812	22,989	30,283	53,272
Sandstone	22,220	1,022	23,242	34,111	57,353
Woodstock Crossing	221,950	—	221,950	—	221,950

Total	$398,133	$993,437	$1,391,570	$688,211	$2,079,781

For the twelve-month period ended December 31, 2013, our capital expenditures, not including changes in related payables were:

	Summit Crossing	Trail Creek	Stone Rise	Ashford Park	Lake Cameron	McNeil Ranch	Total
Nonrecurring capital expenditures:
Budgeted at property acquisition	$—	$—	$—	$491,925	$92,283	$130,713	$714,921
Other nonrecurring capital expenditures	—	4,888	13,334	—	—	—	18,222
Total nonrecurring capital expenditures	—	4,888	13,334	491,925	92,283	130,713	733,143

Normally recurring capital expenditures	81,916	77,339	61,006	175,848	106,008	82,801	584,918
Total capital expenditures	$81,916	$82,227	$74,340	$667,773	$198,291	$213,514	$1,318,061

Net cash provided by financing activities was approximately $334.9 million, $135.2 million and $26.8 million for the twelve-month periods ended December 31, 2014, 2013 and 2012, respectively. During the 2014 period, our significant financing cash sources were the receipt of approximately $227.6 million in net proceeds from the mortgage financing transactions related to our four multifamily community acquisitions, nine grocery-anchored necessity retail shopping centers, and the leveraging of the Woodstock retail shopping center, $93.7 million of net proceeds of our Follow-on Offering, proceeds from our Term Loan of $44.25 million, and net proceeds from our At-the-Market offering of approximately $49.0 million. During the 2013 period, our significant financing cash flows included the receipt of approximately $63.2 million of proceeds from our Unit offering, $37.0 million from the placement of our Series B Preferred Stock, and approximately $30.7 million in proceeds from the sale of Common Stock during November 2013. The financing cash inflows during the 2012 period consisted primarily of proceeds from sales of Units of approximately $17.8 million and net draws on our revolving line of credit of approximately $14.8 million. Partially offsetting these cash inflows during 2012 were the payments of our Series A Preferred Stock and Common Stock dividends totaling approximately $3.1 million and deferred offering costs of approximately $2.3 million.

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

For the twelve-month periods ended December 31, 2014 and 2013, our aggregate dividends and distributions paid totaled approximately $19.1 million and $9.8 million, respectively, and excluding the impact of approximately $7.2 million and $1.5 million of acquisition costs incurred for those periods, our cash flows from operating activities were sufficient to fund our cash dividend distributions for those respective periods. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our Series A Preferred Stock dividend activity consisted of:

2014			2013
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2014	89,313	$454,344	January 31, 2013	19,732	$107,551
February 28, 2014	93,005	468,337	February 28, 2013	23,094	119,885
March 31, 2014	98,200	497,855	March 28, 2013	25,755	132,603
April 30, 2014	101,436	510,905	April 30, 2013	41,492	220,874
May 30, 2014	105,630	533,800	May 31, 2013	48,098	247,597
June 30, 2014	109,865	556,074	June 28, 2013	53,749	276,946
July 31, 2014	115,114	583,110	July 31, 2013	59,121	302,532
August 29, 2014	123,334	626,595	August 30, 2013	63,359	322,368
September 30, 2014	135,109	693,812	September 30, 2013	68,198	348,376
October 31, 2014	146,145	744,271	October 31, 2013	71,935	363,354
November 30, 2014	159,325	812,608	November 29, 2013	78,273	398,978
December 31, 2014	175,024	900,609	December 31, 2013	84,012	431,606

	Total	$7,382,320			$3,272,670

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

Our Common Stock dividend activity consisted of:

2014				2013
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 14, 2014	15,336,059	$0.16	$2,453,769	March 28, 2013	5,323,605	$0.145	$771,923
June 16, 2014	16,613,827	0.16	2,658,212	June 26, 2013	11,066,895	0.15	1,660,034
September 15, 2014	18,361,942	0.16	2,937,911	September 16, 2013	11,073,731	0.15	1,661,060
December 15, 2014	21,128,203	0.175	3,697,436	December 16, 2013	15,323,106	$0.16	2,451,697

Total		$0.655	$11,747,328			$0.605	6,544,714

Our quarterly Common Stock dividend declaration on November 3, 2014 of $0.175 per share represented an overall increase of 40% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 11.6%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of December 31, 2014, we had issued an aggregate of 193,334 Units from our Primary Series A Offering and Follow-On Offering. Subsequent to the expiration of our Primary Series A Offering on December 31, 2013, there were 796,074 Units available to be issued from our Follow-on Offering.

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

On May 17, 2013, we filed our Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. The Shelf Registration Statement allows us to offer equity or debt securities in an amount of up to $200 million. In November 2013, we sold approximately 4.2 million shares of Common Stock via a public offering under the Shelf Registration Statement and collected net proceeds of approximately $30.7 million, which was used to pay off the balance of our Revolving Line of Credit and for other general corporate purposes.

On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time pursuant to the ATM Offering. As of December 31, 2014, we had issued approximately 5.9 million shares of Common Stock at an average price of $8.49 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $49.0 million, after deducting commissions.

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

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), in addition to our Revolving Credit Facility. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities and retail shopping centers. The number of different multifamily communities, retail shopping centers and other investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2014, our outstanding debt (both secured and unsecured) was approximately 49.1% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2014. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of December 31, 2014, we had long term mortgage indebtedness of approximately $354.4 million, all of which was incurred by us in connection with the acquisition or refinancing of our ten multifamily communities and ten grocery-anchored necessity retail shopping centers. All our long term mortgage indebtedness accrues interest at fixed interest rates.

As of December 31, 2014, we had approximately $3.1 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had an outstanding warrant to purchase up to 150,000 shares of our Common Stock, or the IPO Warrant issued to IAA for financial advisory services performed in connection with our IPO. The IPO Warrant was issued on March 31, 2011. If IAA exercises the IPO Warrant, the purchase price for each share is $12.50 per share and expires on March 31, 2015. Neither the IPO Warrant nor the underlying shares of Common Stock to be issued upon the exercise of the IPO Warrant were or will be registered. Under certain circumstances, the IPO Warrant also may be exercised on a ‘‘cashless’’ basis, which allows IAA to elect to pay the exercise price by surrendering the IPO Warrant for that number of shares of our Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the IPO Warrant, multiplied by the difference between the exercise price of the IPO Warrant and the ‘‘fair market value’’ (defined below) of the Common Stock by (y) the fair market value of the Common Stock. The ‘‘fair market value’’ shall mean the average reported last sale price of our Common Stock for the five trading days immediately preceding the date as of which the fair market value is being determined.

As of December 31, 2014, we had outstanding 193,334 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31,

2014, a total of 89,408 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 1,788,160 shares of Common Stock. The remainder of the Warrants outstanding at December 31, 2014 become potentially exercisable between January 15, 2015 and December 31, 2015 and have exercise prices that range between $9.64 and $10.79 per share. If all the outstanding Warrants outstanding at December 31, 2014 became exercisable and were exercised, gross proceeds to us would be approximately $39.8 million and we would as a result issue an additional 3,866,680 shares of Common Stock.

Contractual Obligations

As of December 31, 2014, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on the London Interbank Offered Rate, or LIBOR, being charged at December 31, 2014 of 0.1875%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$67,804,072	$12,663,724	$25,262,646	$22,163,365	$7,714,337
Principal	354,418,668	2,821,631	7,738,017	170,460,029	173,398,991
Line of Credit:
Interest	166,172	166,172	—	—	—
Principal	24,500,000	24,500,000	—	—	—
Total	$446,888,912	$40,151,527	$33,000,663	$192,623,394	$181,113,328

In addition, we had unfunded real estate loan balances totaling approximately $28.0 million at December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our long term mortgage debt accrues interest at fixed rates. Our Revolving Line of Credit accrued interest at a spread over LIBOR of 3.75% as of December 31, 2014; this combined rate is uncapped. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the twelve months ended December 31, 2014, 2013, and 2012

Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2014

Schedule IV-Mortgage Loans on Real Estate as of December 31, 2014

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (Exchange Act) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or the board of directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
On February 12, 2014, September 5, 2014, September 30, 2014, and October 6, 2014 the Company completed the acquisitions of Woodstock Crossing, the Nashville portfolio, the Sunbelt portfolio, and Salem Cove, respectively (the “retail segment”), in purchase business combinations. The Company’s management excluded the retail segment from its assessment of internal control over financial reporting as of December 31, 2014. The retail segment total assets and total revenues represent 17.4% and 6.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. The largest acquisition was the Sunbelt portfolio, which represents 10.7% and 3.2% of the total consolidated assets and revenues, respectively.
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Evaluation of disclosure controls and procedures.

Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2014, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or our 2015 Proxy Statement, to be filed with the SEC with regard to our 2015 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2015 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding our officers is incorporated herein by reference to our 2015 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2015 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2015 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
Report of Independent Registered Public Accounting Firm	75
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-1
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	F-2
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-5
Notes to Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules
Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2014	F-44
Schedule IV-Mortgage Loans on Real Estate as of December 31, 2014	F-46

(a)(3) Exhibits
Exhibit index	F-47

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Preferred Apartment Communities, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Preferred Apartment Communities, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Woodstock Crossing, the Nashville portfolio, the Sunbelt portfolio, and Salem Cove (the “retail segment”) from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in a purchase business combination during 2014. We have also excluded the retail segment from our audit of internal control over financial reporting. The retail segment are wholly-owned subsidiaries whose total assets and total revenues represent17.4% and 6.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. The largest acquisition was the Sunbelt portfolio, which represents 10.7% and 3.2% of total consolidated assets and revenues, respectively.

/s/PricewaterhouseCoopers, LLP
Atlanta, Georgia
March 16, 2015

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets

Real estate
Land	$79,272,457	$34,520,000
Building and improvements	377,030,987	147,510,836
Tenant improvements	3,240,784	—
Furniture, fixtures, and equipment	36,864,668	22,363,098
Construction in progress	66,647	55,226
Gross real estate	496,475,543	204,449,160
Less: accumulated depreciation	(26,388,066)	(14,133,421)
Net real estate	470,087,477	190,315,739
Real estate loans, net of deferred fee income ($20,313,722 and $14,332,658 carried at fair value)	128,306,697	103,433,147
Real estate loans to related parties, net	24,924,976	7,164,768
Total real estate and real estate loans, net	623,319,150	300,913,654

Cash and cash equivalents	3,113,270	9,180,431
Restricted cash	4,707,865	2,064,819
Notes receivable	14,543,638	10,248,178
Note receivable and revolving line of credit from related party	14,153,922	6,858,227
Accrued interest receivable on real estate loans	8,038,447	3,286,660
Acquired intangible assets, net of amortization of $17,030,176 and $12,569,581	12,702,980	907,883
Deferred loan costs, net of amortization of $1,618,858 and $963,043	5,107,068	1,719,194
Deferred offering costs	6,333,763	5,255,636
Tenant receivables (net of allowance of $103,452 and $85,257) and other assets	4,390,309	1,202,013

Total assets	$696,410,412	$341,636,695

Liabilities and equity

Liabilities
Mortgage notes payable	$354,418,668	$140,516,000
Revolving line of credit	24,500,000	29,390,000
Real estate loan participation obligation	7,990,798	—
Accounts payable and accrued expenses	4,941,703	1,638,401
Accrued interest payable	1,116,750	443,099
Dividends and partnership distributions payable	4,623,246	2,900,478
Acquired below market lease intangibles, net of amortization of $660,259	5,935,931	—
Security deposits and other liabilities	1,301,442	695,998
Total liabilities	404,828,538	175,583,976

Commitments and contingencies (Note 12)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 989,408 shares authorized;
193,334 and 89,408 shares issued; 192,846 and 89,313 shares
outstanding at December 31, 2014 and December 31, 2013, respectively	1,928	893
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
21,403,987 and 15,294,578 shares issued and outstanding
at December 31, 2014 and December 31, 2013, respectively	214,039	152,945
Additional paid in capital	300,576,349	177,824,720
Accumulated deficit	(11,297,852)	(13,391,341)
Total stockholders' equity	289,494,464	164,587,217
Non-controlling interest	2,087,410	1,465,502
Total equity	291,581,874	166,052,719

Total liabilities and equity	$696,410,412	$341,636,695

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2014	2013	2012
Revenues:
Rental revenues	$30,762,423	$20,165,064	$9,102,757
Other property revenues	3,946,222	2,237,759	1,128,902
Interest income on loans and notes receivable	18,531,899	9,214,039	2,247,935
Interest income from related party	3,295,826	516,629	11,641
Total revenues	56,536,370	32,133,491	12,491,235

Operating expenses:
Property operating and maintenance	4,887,903	3,286,590	1,385,428
Property salary and benefits reimbursement to related party	2,882,283	2,186,981	984,970
Property management fees (including $1,237,387, $833,016 and $410,046
to related parties)	1,347,502	883,016	410,046
Real estate taxes	3,587,287	2,279,109	753,737
General and administrative	1,051,849	617,433	329,853
Equity compensation to directors and executives	1,784,349	1,191,637	1,251,216
Depreciation and amortization	16,328,715	15,250,130	3,595,298
Acquisition and pursuit costs (including $173,578, $21,754 and $0 to related party)	3,518,540	362,113	912
Acquisition fees to related parties	3,714,077	1,167,053	—
Asset management fees to related party	3,546,987	1,983,999	822,723
Insurance, professional fees and other expenses	1,903,833	1,038,233	599,003
Total operating expenses	44,553,325	30,246,294	10,133,186

Asset management and general and administrative expense fees deferred	(332,345)	—	—

Net operating expenses	44,220,980	30,246,294	10,133,186

Operating income	12,315,390	1,887,197	2,358,049
Interest expense	10,188,187	5,488,352	2,504,679
Loss on early extinguishment of debt	—	604,337	—

Net income (loss)	2,127,203	(4,205,492)	(146,630)

Consolidated net (income) loss attributable to non-controlling interests	(33,714)	222,404	—

Net income (loss) attributable to the Company	2,093,489	(3,983,088)	(146,630)

Dividends declared to Series A preferred stockholders	(7,382,320)	(3,272,670)	(450,806)
Dividends declared to Series B preferred stockholders	—	(690,476)	—
Deemed non-cash dividend to holders of Series B Preferred Stock	—	(7,028,557)	—
Earnings attributable to unvested restricted stock	(24,090)	(18,139)	(17,094)

Net loss attributable to common stockholders	$(5,312,921)	$(14,992,930)	$(614,530)

Net loss per share of Common Stock, available
to common stockholders, basic and diluted	$(0.31)	$(1.59)	$(0.12)

Weighted average number of shares of Common Stock outstanding:
Basic and diluted	17,399,147	9,456,228	5,172,260

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2012, 2013 and 2014

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at December 31, 2011	$—	$51,493	$43,828,030	$(9,261,623)	$34,617,900	$1	$34,617,901
Issuance of Units	198	—	19,734,442	—	19,734,640	—	19,734,640
Syndication and offering costs	—	—	(2,096,773)	—	(2,096,773)	—	(2,096,773)
Equity compensation to executives and directors	—	60	1,251,156	—	1,251,216	—	1,251,216
Vesting of restricted stock	—	260	(260)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,072	(1,072)	—	—	—	—
Net loss	—	—	—	(146,630)	(146,630)	—	(146,630)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(450,806)	—	(450,806)	—	(450,806)
Dividends to common stockholders ($0.545 per share)	—	—	(2,851,973)	—	(2,851,973)	—	(2,851,973)

Balance at December 31, 2012	198	52,885	59,412,744	(9,408,253)	50,057,574	1	50,057,575
Issuance of Units	695	—	68,644,568	—	68,645,263	—	68,645,263
Syndication and offering costs	—	—	(11,979,453)	—	(11,979,453)	—	(11,979,453)
Equity compensation to executives and directors	—	54	1,191,583	—	1,191,637	—	1,191,637
Vesting of restricted stock	—	330	(330)	—	—	—	—
Vesting of Class B Units and conversion to Class A Units	—	—	(520,837)	—	(520,837)	520,837	—
Conversion of Class A Units to Common Stock	—	61	40,935	—	40,996	(40,996)	—
Current period amortization of Class B Units	—	—	(888,104)	—	(888,104)	888,104	—
Conversion of Series B Preferred Stock to Common Stock	—	57,143	39,942,857	—	40,000,000	—	40,000,000
Issuance of Common Stock	—	42,472	32,873,305	—	32,915,777	—	32,915,777
Net loss	—	—	—	(3,983,088)	(3,983,088)	(222,404)	(4,205,492)
Reallocation adjustment to non-controlling interests	—	—	(384,688)	—	(384,688)	384,688	—
Distributions to non-controlling interests	—	—	—	—	—	(64,728)	(64,728)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(3,272,670)	—	(3,272,670)	—	(3,272,670)
Dividends to series B preferred stockholders
($17.26 per share)	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.605 per share)	—	—	(6,544,714)	—	(6,544,714)	—	(6,544,714)
Balance at December 31, 2013	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2012, 2013 and 2014

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2014	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719

Issuance of Units	1,039	—	103,891,596	—	103,892,635	—	103,892,635
Redemptions of Series A Preferred Stock	(4)	331	(105,468)	—	(105,141)	—	(105,141)
Issuance of Common Stock	—	59,373	50,328,560	—	50,387,933	—	50,387,933
Syndication and offering costs	—	—	(13,321,535)	—	(13,321,535)	—	(13,321,535)
Equity compensation to executives and directors	—	57	348,207	—	348,264	—	348,264
Vesting of restricted stock	—	293	(293)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,040	565,158	—	566,198	(566,198)	—
Current period amortization of Class B Units	—	—	—	—	—	1,436,085	1,436,085
Net income	—	—	—	2,093,489	2,093,489	33,714	2,127,203
Reallocation adjustment to non-controlling interests	—	—	175,052	—	175,052	(175,052)	—
Distributions to non-controlling interests	—	—	—	—	—	(106,641)	(106,641)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(7,382,320)	—	(7,382,320)	—	(7,382,320)
Dividends to common stockholders ($0.655 per share)	—	—	(11,747,328)	—	(11,747,328)	—	(11,747,328)
Balance at December 31, 2014	$1,928	$214,039	$300,576,349	$(11,297,852)	$289,494,464	$2,087,410	$291,581,874

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$2,127,203	$(4,205,492)	$(146,630)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	12,258,812	7,844,423	3,590,693
Amortization expense	4,069,903	7,405,707	4,605
Amortization of above and below market leases	(242,893)	(368,433)	—
Deferred fee income amortization	(904,144)	(440,837)	(87,596)
Deferred loan cost amortization	887,216	712,642	194,012
(Increase) decrease in accrued interest income on real estate loans	(4,751,788)	(2,850,845)	(718,901)
Equity compensation to executives and directors	1,784,349	1,191,637	1,251,216
Deferred cable income amortization	(19,009)	(10,935)	—
Loss on asset disposal	2,804	—	—
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(1,723,648)	(375,738)	(59,238)
Increase (decrease) in accounts payable and accrued expenses	1,124,078	(346,221)	(57,884)
Increase in accrued interest payable	673,651	50,734	25,944
Increase in prepaid rents	120,236	96,577	158,456
Increase (decrease) in security deposits and other liabilities	29,292	(17,149)	24,264
Net cash provided by operating activities	15,436,062	8,686,070	4,178,941

Investing activities:
Investments in real estate loans	(54,939,135)	(86,401,588)	(29,072,112)
Repayments of real estate loans	13,857,393	—	—
Notes receivable issued	(11,704,662)	(14,587,092)	(3,530,544)
Notes receivable repaid	6,327,396	2,661,809	1,080,544
Note receivable issued to and draws on line of credit by related party	(14,981,065)	(9,097,522)	(1,534,589)
Repayments of line of credit by related party	6,680,951	4,308,310	554,016
Acquisition fees received on real estate loans	1,111,131	2,272,460	580,814
Acquisition fees paid on real estate loans	(555,583)	(1,136,230)	(307,450)
Acquisition fees paid to real estate loan participants	(107,398)	—	—
Acquisition of properties	(299,506,416)	(34,173,631)	—
Additions to real estate assets - improvements	(2,118,349)	(1,341,777)	(334,401)
Proceeds from asset disposal	4,773	—	—
(Increase) decrease in restricted cash	(492,778)	(230,473)	27,114
Net cash used in investing activities	(356,423,742)	(137,725,734)	(32,536,608)

Financing activities:
Proceeds from mortgage notes payable	227,556,000	59,045,000	—
Payments for mortgage debt	(13,653,331)	(56,594,389)	—
Payments for deposits and other mortgage loan costs	(5,291,302)	(1,719,030)	(420,279)
Proceeds from real estate loan participants	7,908,835	—	—
Proceeds from lines of credit	96,433,305	88,184,149	16,763,853
Payments on lines of credit	(101,323,306)	(73,595,345)	(1,962,656)
Proceeds from Term Loan	44,250,000	—	—
Repayment of the Term Loan	(44,250,000)	—	—
Proceeds from sales of Series B Preferred Stock, net of offering costs	—	36,959,366	—
Proceeds from sales of Units, net of offering costs and redemptions	93,651,581	63,213,966	17,830,828
Proceeds from sales of Common Stock	48,995,741	30,737,306	—
Common Stock dividends paid	(10,501,589)	(4,864,633)	(2,727,272)
Series A Preferred Stock dividends paid	(6,913,550)	(3,611,351)	(370,938)
Distributions to non-controlling interests	(98,380)	(47,610)	—
Payments for deferred offering costs	(1,843,485)	(2,460,843)	(2,330,380)
Net cash provided by financing activities	334,920,519	135,246,586	26,783,156

Net (decrease) increase in cash and cash equivalents	(6,067,161)	6,206,922	(1,574,511)
Cash and cash equivalents, beginning of period	9,180,431	2,973,509	4,548,020
Cash and cash equivalents, end of period	$3,113,270	$9,180,431	$2,973,509

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

	Year ended December 31,
	2014	2013	2012
Supplemental cash flow information:
Cash paid for interest	$8,509,477	$4,680,725	$2,284,724

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$38,740	$67,201	$27,891
Dividends payable - Common Stock	$3,697,436	$2,451,697	$771,616
Dividends payable - Series A Preferred Stock	$900,433	$431,663	$79,868
Deemed non-cash dividend to holders of Series B Preferred Stock	$—	$7,028,557	$—
Partnership distributions payable to non-controlling interests	$25,379	$17,118	$—
Accrued and payable deferred offering costs	$219,001	$399,141	$585,635
Receivable from third party for offering costs	$—	$—	$234,679
Reclass of offering costs from deferred asset to equity	$1,180,651	$438,315	$67,346
Bridge and land acquisition loans converted to mezzanine loans	$24,051,084	$4,680,439	$5,360,042
Mortgage loans assumed on acquisitions	$—	$82,428,389	$—
Mezzanine loan balance applied to purchase of property	$—	$12,419,446	$—
Fair value issuances of equity compensation	$1,810,301	$1,165,100	$821,647
Noncash settlement of loans	$—	$450,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2014

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

As of December 31, 2013, pursuant to the approval of the investment committee of the Manager, the Company entered into an exclusive marketing agreement with an outside firm to market for sale the combined phases of its Trail Creek multifamily community (Trail I and Trail II). The operating results of the community were classified as held for sale at December 31, 2013 and March 31, 2014. On June 20, 2014, again pursuant to approval of the investment committee of the Manager, the Company removed the Trail Creek community from held for sale classification.

As of December 31, 2014, the Company had 21,403,987 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned units in the Operating Partnership which represented a weighted-average ownership percentage of 99.1% for the twelve-month period ended December 31, 2014. The number of partnership units not owned by the Company totaled 145,011 at December 31, 2014 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and plans to conduct substantially all of its business through the Operating Partnership. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of the Company's grocery-anchored necessity retail properties.

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Summary of Significant Accounting Policies

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
December 31, 2014

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

In-place lease values for multifamily communities are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 92% occupancy) based on historical observed move-in rates for each property, and which approximate market rates. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases. The amounts of above-market or below-market lease values are developed by comparing the Company's estimate of the average market rent to the average contract rent of the leases in place at the property acquisition date. This ratio is applied on a lease by lease basis to derive a total asset or liability amount for the property. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental revenue over the remaining average non-cancelable term of the respective leases, plus any below market probable renewal options.

The fair values of in-place leases for retail shopping centers represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is estimated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized to expense over the remaining term of the respective leases. The fair values of above-market and below-market in-place leases for retail shopping centers are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market leases and in place leases are included in the acquired intangible assets line of the consolidated balance sheets. Both above-market and below-market lease values are amortized as adjustments to rental revenue over the remaining term of the respective leases, plus any below market probable renewal options.
Intangible assets also include the value of customer relationships, which represent the value inherent in the relationships with existing lessees, quantified by management's estimate of the average likelihood of lease renewal. Customer relationships are amortized on a straight-line basis over the average remaining non-cancelable term of in place leases, plus an estimated renewal period.
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

Deferred Leasing Costs

Costs incurred to obtain tenant leases are amortized using the straight-line method over the term of the related lease agreement. Such costs include lease incentives, leasing commissions and legal costs. If the lease is terminated early, the remaining unamortized deferred leasing cost is written off.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash includes cash restricted by state law or contractual requirement and relates primarily to real estate tax and insurance escrows, capital improvement reserves and resident security deposits.

Fair Value Measurements

Certain assets and liabilities are required to be carried at fair value, or if they are deemed impaired, to be adjusted to reflect this condition. The Company follows the guidance provided by ASC 820, Fair Value Measurements and Disclosures, in accounting and reporting for real estate assets where appropriate, as well as debt instruments both held for investment and as liabilities. The standard requires disclosure of fair values calculated utilizing each of the following input type within the following hierarchy:

• Level 1 – Quoted prices in active markets for identical assets or liabilities at the measurement date.
• Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
• Level 3 – Unobservable inputs for the asset or liability.

Deferred Loan Costs

Deferred loan costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the related indebtedness.

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

Redeemable Preferred Stock

Shares of the Series A Preferred Stock are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of Series A Preferred Stock in either Common Stock or cash at its option. Therefore, the Company records the Series A Preferred Stock as a component of permanent stockholders’ equity.

Deferred Offering Costs

Deferred offering costs represent direct costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of up to a maximum of 900,000 units, consisting of one share of Series A Redeemable Preferred Stock, or Series A Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

bimonthly basis in variable amounts. Such offering is referred to herein as the Follow-on Offering, pursuant to our registration statement on Form S-3 (registration number 333-183355), as may be amended from time to time. Deferred offering costs related to the Follow-on Offering and Shelf Offering (as defined in Note 6) are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units or value of shares issued to the maximum number of Units, or the value of shares, as applicable, that are expected to be issued.

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

Rental revenue from tenants' operating leases in the Company's retail shopping centers is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized in the period in which the related expenses are incurred. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company estimates the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.

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

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans or notes using the effective interest rate method. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company, any unamortized loan fee revenue from the first loan will be recognized as interest revenue over the term of the new loan. Direct loan origination fees and origination or acquisition costs applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income. The accrual of interest on all these instruments ceases when there is concern as to the ultimate collection of principal or interest, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Real estate loan assets are reclassified as accrual-basis once interest and principal payments become current. Certain real estate loan assets include limited purchase options and either exit fees or additional amounts of accrued interest. Exit fees will be treated as additional consideration for the acquired project if the Company purchases the subject property. Additional accrued interest becomes due in cash to the Company on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

Promotional fees received from service providers at the Company’s properties are deferred and recognized on a straight-line basis over the term of the agreement.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

The PAC Rewards program allows residents in the Company's multifamily communities to accumulate reward points on a monthly basis for actions such as resident referrals and making rent payments online. Once a property has been enrolled on the program, a resident must rent an apartment from the Company for at least 14 months before reward points may be redeemed for services or upgrades to a resident’s unit. The Company accrues a liability for the estimated cost of these future point redemptions, net of a 35% breakage fee, which is the Company’s current estimate of rewards points that will not be redeemed. In accordance with Staff Accounting Bulletin 13.A.3c, the Company deems its obligations under PAC Rewards as inconsequential to the delivery of services according to the lease terms. Therefore, the expense related to the PAC Rewards Program is included in property operating and maintenance expense on the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with guidance provided by ASC 505-50, Equity-Based Payments to Non-Employees and ASC 718, Stock Compensation. We calculate the fair value of equity compensation instruments at the date of grant based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. We also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s). We record the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant.

Acquisition Costs

The Company expenses property acquisition costs as incurred, which include costs such as due diligence, legal, certain accounting, environmental and consulting, when the acquisition constitutes a business combination. The Company capitalizes these costs for transactions deemed to be asset acquisitions.

Capitalization and Depreciation

The Company capitalizes tenant improvements, replacements of furniture, fixtures and equipment, as well as carpet, appliances, air conditioning units, certain common area items and other assets. Significant repair and renovation costs that improve the usefulness or extend the useful life of the properties are also capitalized. These assets are then depreciated on a straight-line basis over their estimated useful lives, as follows:

• Buildings: 30 - 40 years
• Furniture, fixtures & equipment: 5 - 10 years
• Improvements to buildings and land: 5 - 10 years
• Tenant improvements: shorter of economic life or lease term

Operating expenses related to unit turnover costs, such as carpet cleaning, mini-blind replacements and minor repairs are expensed as incurred.

Discontinued Operations

The Company evaluates all disposal groups for held-for-sale classification and those disposal groups for which it will have no continuing involvement, nor receipt of cash flows post-disposal, for presentation in the consolidated financial statements according to criteria provided by ASC 360-10-45-9. If the disposal group meets the criteria necessary for held for sale classification, the assets and liabilities to be transferred upon sale or disposal are summarized into single line items entitled property held for sale on the consolidated balance sheets, and the results of operations are reclassified into a single line entitled income/loss from discontinued operations on the consolidated statements of operations and depreciation expense is no longer recorded. Previous periods are similarly reclassified for comparability. In the event a disposal group no longer meets the criteria necessary for held for sale classification, the disposal group is reclassified to continuing operations via the lesser of (i) the reversal of any reclassification adjustments previously made to the assets, liabilities, depreciation expense and results of operations applicable to periods for which the disposal group was classified as held for sale, or (ii) a transfer of the fair value of the net assets of the disposal group at fair value.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

Income Taxes

The Company has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes 100% of the Company's annual REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to maintain its election for treatment as a REIT.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Net income or loss attributable to common stockholders is calculated by deducting dividends due to preferred stockholders, including deemed non-cash dividends emanating from beneficial conversion features within convertible preferred stock, as well as nonforfeitable dividends due to holders of unvested restricted stock, which are participating securities under the two-class method of calculating earnings per share. Diluted earnings (loss) per share is computed by dividing net income or net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding adjusted for the effect of dilutive securities such as share grants or warrants. No adjustment is made for potential common stock equivalents that are anti-dilutive during the period.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this new guidance, a disposal of a component of an entity or a group of components of an entity shall only be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is to be applied prospectively for annual and interim periods beginning on or after December 31, 2014, with early adoption permitted. Early adoption is not permitted for assets that have previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for the Company’s Trail Creek multifamily community, which was reported as held for sale in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2013 and in the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014. The Company does not expect the adoption of this guidance to materially impact its financial position or results of operations.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on its financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. This new guidance specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will be required to consolidate the limited partnership. ASU 2015-02 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Company has not yet selected a transition method and is currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on its financial statements.

3. Real Estate Assets
The Company's real estate assets consisted of ten multifamily communities with 3,326 total units and ten grocery-anchored necessity retail shopping centers with approximately 694,000 square feet of gross leasable area at December 31, 2014; at December 31, 2013, the Company owned six multifamily communities with 1,929 total units. The acquired second phases of the Trail Creek and Summit Crossing communities are managed in combination with the initial phases of these communities and are therefore considered single properties.

On October 6, 2014, the Company completed the acquisition of a grocery-anchored necessity retail shopping center in Nashville, Tennessee with approximately 62,356 square feet of gross leasable area, or Salem Cove, for $14.2 million, which approximated the fair value of the acquired assets and assumed liabilities.

The Company allocated the purchase price to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Salem Cove
Land	$2,427,095
Buildings and improvements	9,526,490
Tenant improvements	745,880
In-place leases	1,315,254
Above market leases	119,302
Leasing costs	440,438
Below market leases	(374,459)
Other assets	12,576
Other liabilities	(53,721)

Net assets acquired	$14,158,855

Cash paid	$4,558,855
Mortgage debt	9,600,000
Total consideration	$14,158,855

Since the acquisition date of October 6, 2014, Salem Cove contributed approximately $286,000 of revenue and $12,000 of net loss (primarily due to the incurrence of amortization expense related to intangible assets) to the Company's consolidated results for the twelve-month period ended December 31, 2014. The Company expensed acquisition costs of approximately $223,000 in conjunction with the Salem Cove acquisition.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

On September 30, 2014, the Company completed the acquisition of the following six grocery-anchored necessity retail shopping centers, referred to collectively as the Sunbelt Portfolio, for approximately $74.2 million, an amount which approximated the fair value of the acquired assets and assumed liabilities:

Seller	Property	Location	Gross leasable area (square feet)
U. S. Retail Income Fund VII, LP	Deltona Landings	Orlando, Florida	59,966
U. S. Retail Income Fund VII, LP	Powder Springs	Atlanta, Georgia	77,853
U. S. Retail Income Fund VII, LP	Kingwood Glen	Houston, Texas	103,397
U. S. Retail Income Fund VII, LP	Parkway Centre	Columbus, Georgia	53,088
U. S. Retail Income Fund VI, LP	Barclay Crossing	Tampa, Florida	54,958
U. S. Retail Income Fund VI, LP	Sweetgrass Corner	Charleston, South Carolina	89,124

			438,386

The two selling legal entities are directed and administered by BVT Equity Holdings, Inc. of Munich, Germany. The Company transferred its right to purchase a seventh shopping center in the portfolio, located in Miami, Florida, to the anchoring grocery tenant.

The Company allocated the purchase price to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Total Sunbelt Portfolio
Land	$17,111,929
Buildings and improvements	53,584,375
Tenant improvements	587,038
Furniture, fixtures and equipment	105,293
In-place leases	5,400,067
Above market leases	319,501
Leasing costs	1,202,561
Below market leases	(4,160,764)
Escrows	403,591
Other assets	316,852
Other liabilities	(621,815)

Net assets acquired	$74,248,628

Cash paid	$27,388,628
Mortgage debt	46,860,000

Total consideration	$74,248,628

Since the acquisition date of September 30, 2014, the Sunbelt Portfolio contributed approximately $1.8 million of revenue and $551,000 of net loss (primarily due to the incurrence of amortization expense related to intangible assets) to the Company's consolidated results for the twelve-month period ended December 31, 2014. The Company expensed acquisition costs of approximately $1.4 million in conjunction with the Sunbelt Portfolio acquisition.

On September 26, 2014, the Company completed the acquisition of the following multifamily communities, referred to collectively as the Dunbar Portfolio, for approximately $181.3 million, an amount which approximated the fair value of the acquired assets and assumed liabilities:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

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

Each of the four sellers are wholly-owned subsidiaries of JTL AREP Investments I, LLC, a Delaware limited liability company.

The Company allocated the purchase price to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

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

Since the acquisition date of September 26, 2014, the Dunbar Portfolio contributed approximately $4.9 million of revenue and $2.6 million of net loss (primarily due to the incurrence of amortization expense related to intangible assets) to the Company's consolidated results for the twelve-month period ended December 31, 2014. The Company expensed acquisition costs of approximately $3.0 million in conjunction with the Dunbar Portfolio acquisition.

On September 5, 2014, the Company completed the acquisition of the following two grocery-anchored necessity retail shopping centers, referred to collectively as the Nashville Portfolio, for approximately $24.1 million, an amount which approximated the fair value of the acquired assets and assumed liabilities:

Seller	Property	Location	Gross leasable area (square feet)
Newco-Columbia, LLC	Spring Hill Plaza	Nashville, Tennessee	61,570
Newco-Ridley, LLC	Parkway Town Centre	Nashville, Tennessee	65,587

			127,157

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

The Company allocated the purchase price to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Total Nashville Portfolio
Land	$7,429,756
Buildings and improvements	12,926,230
Tenant improvements	1,872,156
In-place leases	2,280,106
Above-market leases	11,107
Leasing costs	842,551
Below-market leases	(1,228,006)
Other assets	29,521
Other liabilities	(89,974)

Net assets acquired	$24,073,447

Cash paid	$6,973,447
Mortgage debt	17,100,000
Total consideration	$24,073,447

Since the acquisition date of September 5, 2014, Spring Hill Plaza and Parkway Town Centre collectively contributed approximately $748,000 of revenue and $21,000 of net loss (primarily due to the incurrence of amortization expense related to intangible assets) to the Company's consolidated results for the twelve-month period ended December 31, 2014. The Company expensed acquisition costs of approximately $2.2 million in conjunction with these acquisitions.

On February 12, 2014, the Company completed the acquisition of a grocery-anchored necessity retail shopping center in Atlanta, Georgia, with 66,122 square feet of gross leasable area, or Woodstock Crossing, for approximately $5.7 million, which approximated the fair value of the acquired assets and assumed liabilities.

The Company allocated the purchase price to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Woodstock Crossing
Land	$1,750,576
Buildings and improvements	3,760,654
Escrow fund for improvements	226,830
Tenant improvements	39,447
In-place leases	245,850
Above market leases	30,051
Leasing costs	123,731
Below market leases	(450,310)
Other liabilities	(25,436)

Net assets acquired	$5,701,393

Cash paid	$5,701,393

Since the acquisition date of February 12, 2014, Woodstock Crossing contributed approximately $631,000 of revenue and approximately $122,000 of net income to the Company's consolidated results for the twelve-month period ended December 31, 2014. The Company expensed acquisition costs of approximately $272,000 in conjunction with the Woodstock Crossing acquisition.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

On December 31, 2013 the Company acquired a 140-unit multifamily community adjacent to our Summit Crossing community in Atlanta, Georgia, or Summit II, for a total purchase price of $19.9 million, which approximated the fair value of the net assets acquired. The construction of Summit II was partially financed by a $6.1 million mezzanine loan held by the Company, which was applied to the purchase at the closing of the property acquisition. The Company also received an exit fee for accrued interest of approximately $605,000 in conjunction with the settlement of the mezzanine loan. The Company expensed acquisition costs of approximately $195,000 in conjunction with the Summit II acquisition.

On June 25, 2013, the Company acquired a 96-unit townhome-style multifamily community adjacent to our Trail Creek community in Hampton, Virginia, or Trail II, for a total purchase price of $18.1 million, which approximated the fair value of the net assets acquired. The Company was credited for a capital improvements reserve in the amount of $250,000 as part of the transaction. The construction of Trail II was partially financed by a $6.0 million mezzanine loan held by the Company, which was applied to the purchase at the closing of the property acquisition. The Company also received an exit fee for accrued interest of $283,062 in conjunction with the settlement of the mezzanine loan. The Company expensed acquisition costs of approximately $178,000 in conjunction with the Trail II acquisition.

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

The Company allocated the purchase prices of the five properties acquired during 2013 to the acquired assets and liabilities based upon their fair values, as follows:

	Trail II	Summit II
Land	$1,548,000	$3,220,000
Buildings and Improvements	13,386,080	13,123,020
Furniture, fixtures and equipment	1,968,402	2,729,081
In-place leases	908,286	722,463
Customer relationships	129,316	65,046
Restricted cash	250,000	—
Prepaids, reserves and other assets	—	85,818
Security deposit liabilities	(14,833)	(27,141)
Accounts payable, accrued expenses and other liabilities	(14,506)	(26,799)
Below market leases	(106,398)	—

Net assets acquired	$18,054,347	$19,891,488

Cash paid	$11,737,928	$788,461
Mortgage assumed	—	13,000,000
Mezzanine loan balances applied	6,316,419	6,103,027

Total consideration	$18,054,347	$19,891,488

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

The contributions to the Company's revenues and net income by Trail II for the year ended December 31, 2014 was approximately $1.6 million and a net loss of approximately $221,000, respectively. The contributions to the Company's revenues and net loss by Trail II for the year ended December 31, 2013 was approximately $837,000 and a net loss of approximately $938,000, respectively . The contributions to the Company's revenues and net income by Summit II for the year ended December 31, 2014 was approximately $1.9 million and a loss of approximately $783,000, respectively. The contributions to the Company's net loss by Summit II for the year ended December 31, 2013 was a net loss of approximately $101,000.

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

The combined contributions to the Company's revenues and net income by Ashford Park, Lake Cameron, and McNeil Ranch for the year ended December 31, 2014 was approximately $11.9 million and a loss of approximately $389,000, respectively. The combined contributions to the Company's revenues and net income by Ashford Park, Lake Cameron, and McNeil Ranch for the year ended December 31, 2013 was approximately $10.9 million and a loss of approximately $6.9 million, respectively.

Amortization and depreciation expense consisted of:

	Year ended December 31,
	2014	2013	2012
Depreciation:
Buildings and improvements	$6,896,205	$3,887,797	$1,647,844
Furniture, fixtures, and equipment	5,362,607	3,956,626	1,942,849
	12,258,812	7,844,423	3,590,693
Amortization:
Acquired intangible assets	4,065,142	7,400,946	—
Website development costs	4,761	4,761	4,605
Total depreciation and amortization	$16,328,715	$15,250,130	$3,595,298

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

4. Acquired Intangible Assets and Liabilities

The Company recorded the following acquired lease intangible assets and liabilities and related accumulated amortization, as of
December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Multifamily	Retail	Total	Multifamily
In-place leases	$15,837,024	$9,221,651	$25,058,675	$12,272,780
Above-market leases	—	479,883	479,883	—
Customer relationships	1,588,277	—	1,588,277	1,588,277
Lease origination costs	—	2,606,321	2,606,321	—
Acquired intangible assets	$17,425,301	$12,307,855	$29,733,156	$13,861,057

Less accumulated amortization of:
In-place leases	$(14,351,922)	$(892,714)	$(15,244,636)	$(11,480,766)
Above market leases	—	(49,795)	(49,795)	—
Customer relationships	(1,588,277)	—	(1,588,277)	(1,457,248)
Lease origination costs	—	(147,468)	(147,468)	—
Acquired intangible assets, net	$1,485,102	$11,217,878	$12,702,980	$923,043

Below market lease liability	$383,593	$6,212,597	$6,596,190	$383,593
Less: accumulated amortization	(383,593)	(276,666)	(660,259)	(368,433)
Below market lease liability, net	$—	$5,935,931	$5,935,931	$15,160

The net below market lease intangible liability balances are included in the acquired below market lease intangibles line and the acquired intangible assets line of the consolidated balance sheets as of December 31, 2014 and 2013, respectively. The Company recognized amortization of acquired intangible assets and liabilities for the years ended December 31, 2014 and 2013 as follows:

	Year ended December 31,
	2014			2013
Amortization expense	Multifamily	Retail	Total	Multifamily
Intangible assets:
Leases in place	$2,871,156	$912,341	$3,783,497	$6,486,354
Above-market leases (1)	—	49,874	49,874	—
Customer relationships	131,029	—	131,029	914,592
Lease origination costs	—	150,616	150,616	—
	$3,002,185	$1,112,831	$4,115,016	$7,400,946
Intangible liabilities:
Below-market leases (1)	$15,160	$277,607	$292,767	$368,433

(1) Amortization of above and below market lease intangibles are recorded as a decrease and an increase to rental revenue, respectively.
There was no intangible asset activity for the year ended December 31, 2012 since the Company's intangible assets related to the Trail Creek, Stone Rise, and Summit Crossing multifamily communities were amortized in full during 2011 and the Company made no acquisitions of multifamily communities or retail assets during 2012.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

Net intangible assets and liabilities as of December 31, 2014 will be amortized as follows:

	Acquired Intangible Assets			Below market lease intangible liability
	In-place leases	Above-market leases	Lease origination costs
For the years ending December 31:
2015	$3,591,719	$157,659	$445,437	$(804,161)
2016	1,642,020	114,782	398,737	(714,601)
2017	1,334,721	73,136	348,050	(651,052)
2018	1,063,851	43,602	296,233	(606,001)
2019	494,359	17,094	186,442	(578,912)
Thereafter	1,687,369	23,815	783,954	(2,581,204)

Total	$9,814,039	$430,088	$2,458,853	$(5,935,931)

Weighted-average amortization period (in years)	5.6	3.8	8.3	9.3
The weighted average remaining amortization period for all the Company's intangible assets and liabilities is approximately 6.1 years and 9.3 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

5.     Real Estate Loans, Notes Receivable, and Line of Credit

At December 31, 2014, our portfolio of real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
		(1)

	CityPark View		Charlotte, NC	9/6/2012	9/5/2017	N/A	$10,000,000	$18,600,000	8 / 6	(2)
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	14,147,515	$28,400,000	8 / 6	(2)
	Aster at Lely		Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6	(2)
	Crosstown Walk		Tampa, FL	4/30/2013	11/1/2016	5/1/2018	10,962,000	$25,900,000	8 / 6	(2)
	Overton Rise		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6	(2)
	Haven West		Atlanta, GA (3) (4)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6	(2)
	Haven 12		Starkville, MS (4) (6)	6/16/2014	11/30/2015	6/16/2017	6,116,384	$18,615,081	8.5 / 4.33	(5)
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6	(5)
	Encore		Atlanta, GA (7)	11/18/2013	5/15/2015	N/A	16,026,525	N/A	8.5
	Palisades		Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(5)
	Fusion		Irvine, CA (7) (11)	12/18/2013	3/31/2015	N/A	23,000,000	N/A	8.5 / 4.3	(5)
	Green Park		Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 4.33	(5)
	Stadium Village		Atlanta, GA (4) (8)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.33	(5)
	Summit Crossing III		Atlanta, GA (9)	7/25/2014	7/31/2015	N/A	2,400,000	N/A	10.0	(5)
	Crosstown Walk II		Tampa, FL (10)	11/4/2014	4/30/2015	N/A	2,240,000	N/A	8.5 / 4.33	(5)

							$175,651,828

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "CityPark View" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Aster at Lely" - Lely Apartments LLC; "Crosstown Walk" - Iris Crosstown Partners LLC; "Overton Rise" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Haven 12" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Palisades" - Oxford Palisades Apartments LLC; "Fusion" - 360 - Irvine, LLC; "Green Park" - Weems Road Property Owner, LLC; "Stadium Village" - Haven Campus Communities - Kennesaw, LLC; "Summit Crossing III" - Oxford Forsyth Development, LLC and "Crosstown Walk II" - Iris Crosstown Apartments II, LLC.

(2)
In the event the Company exercises the associated purchase option and acquires the property, any additional accrued interest, if not paid, will be treated as additional consideration for the acquired project.

(3)	Completed 160-unit 568-bed student housing community adjacent to the campus of the University of West Georgia.
(4)	See note 7 - Related Party Transactions.
(5)
Deferred interest becomes due to the Company on the earliest to occur of (i) the maturity date, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing of the loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

(6)	A planned 152-unit, 536-bed student housing community adjacent to the Mississippi State University campus.
(7)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a multifamily community.
(8)	Mezzanine loan in support of a planned 198-unit,792-bed student housing community adjacent to the campus of Kennesaw State University.
(9)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a third phase adjacent to our Summit Crossing multifamily community.
(10)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a second phase adjacent to the Crosstown Walk multifamily community development in Tampa, Florida.
(11)	Upon a sale of the property or refinancing with a third party, the Company would be due a payoff fee of $2.0 million on this loan.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

The Palisades, Green Park and Stadium Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal.

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Fusion, Summit Crossing III and Crosstown Walk II loans are also collateralized by the acquired land. The Haven West and Stadium Village loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

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

	As of December 31, 2014				Carrying amount as of
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	December 31, 2014	December 31, 2013
Project/Property

CityPark View	$10,000,000	$200,000	$100,000	$(48,272)	$9,951,728	$9,928,017
City Vista	13,773,991	282,930	141,465	(65,517)	13,708,474	12,063,939
Madison - Rome (1)	—	107,201	53,600	—	—	5,322,770
Aster at Lely	12,373,213	254,265	127,133	(42,951)	12,330,262	11,402,372
Crosstown Walk	10,890,982	219,240	109,620	(28,367)	10,862,615	9,997,245
Overton Rise	15,847,455	332,079	166,040	(73,518)	15,773,937	14,487,178
Haven West	6,784,167	138,816	69,408	(30,250)	6,753,917	5,582,018
Haven 12	5,531,753	122,328	61,164	(25,596)	5,506,157	1,582,750
Founders' Village	9,866,000	197,320	98,660	(61,942)	9,804,058	7,572,698
Encore	11,966,456	320,531	160,265	—	11,966,456	7,716,421
Palisades (2)	14,383,783	321,400	160,700	(9,747)	14,374,036	10,609,849
Fusion	20,327,034	460,000	230,000	(13,312)	20,313,722	14,332,658
Green Park (2)	4,645,164	269,287	134,644	(42,473)	4,602,691	—
Stadium Village (2)	12,680,253	268,500	134,250	(15,351)	12,664,902	—
Summit Crossing III	2,400,000	24,000	12,000	(6,361)	2,393,639	—
Crosstown Walk II	2,240,000	44,800	22,400	(14,921)	2,225,079	—

	$153,710,251	$3,562,697	$1,781,349	$(478,578)	$153,231,673	$110,597,915

(1) Loan was repaid in full by the borrower on October 20, 2014.
(2) 25% of the net amount collected by the Company as an Acquisition fee was paid to the associated loan participant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its mezzanine loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion
Project/Property	Begin	End

CityPark View	11/1/2015	3/31/2016	$30,945,845	284
City Vista	2/1/2016	5/31/2016	$43,560,271	272
Aster at Lely	4/1/2016	8/30/2016	$43,500,000	308
Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342
Overton Rise	7/8/2016	12/8/2016	$51,500,000	294
Haven West	8/1/2016	1/31/2017	$26,138,466	160
Haven 12	9/1/2016	11/30/2016	(1)	152
Founders' Village	2/1/2016	9/15/2016	$44,266,000	247
Encore	N/A	N/A	N/A	340
Palisades	3/1/2017	7/31/2017	(1)	304
Fusion	N/A	N/A	N/A	280
Green Park	11/1/2017	2/28/2018	(2)	310
Stadium Village	9/1/2016	11/30/2016	(1)	198
Summit Crossing III	N/A	N/A	N/A	172
Crosstown Walk II	N/A	N/A	N/A	180

				3,843

(1) The purchase option price is to be calculated as a discount based on a 50 basis point increase from the market cap rate at the time of exercise of the purchase option.
(2) The purchase option price is to be calculated as a discount based on a 60 basis point increase from the market cap rate at the time of exercise of the purchase option.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

At December 31, 2014, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				12/31/2014	12/31/2013

360 Residential, LLC	3/20/2013	6/30/2016	$2,000,000	$1,107,348	$12,396	12%	(1)
TPKG 13th Street Development, LLC	5/3/2013	(2)	7,200,000	5,605,178	7,265,204	8%	(3)
Preferred Capital Marketing Services, LLC (4)	1/24/2013	12/31/2016	1,500,000	1,500,000	1,500,000	10%
Riverview Associates, Ltd.	12/17/2012	3/31/2015	1,300,000	300,000	1,300,000	8%	(5)
Pecunia Management, LLC	11/16/2013	11/15/2015	200,000	200,000	200,000	10%
Oxford Contracting LLC	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%	(6)
Preferred Apartment Advisors, LLC (4)	8/21/2012	12/31/2015	12,000,000	9,128,038	5,358,227	8%	(7)
Haven Campus Communities, LLC	6/11/2014	6/30/2016	4,000,000	3,540,099	—	12%	(6)
Oxford Capital Partners, LLC	6/27/2014	6/30/2016	4,200,000	4,029,737	—	12%	(8)
Newport Development Partners, LLC	6/17/2014	6/30/2016	3,000,000	1,860,560	—	12%	(6)

Unamortized loan fees				(48,400)	(4,422)

			$36,900,000	$28,697,560	$17,106,405

(1) Revolving credit line which is an amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) The outstanding balance of this loan was fully repaid as of February 11, 2015. See Note 19.
(3) Land acquisition loan which pays current interest at 8% per annum, plus an additional interest amount necessary to provide the Company with a cumulative simple rate of return of 20% per annum effective January 1, 2014. The note was collateralized by a pledge of 100% of the membership interests of the project as well as by a first mortgage on the property. See Note 19.

(4) See related party disclosure in Note 7.
(5) The amounts payable under the terms of this promissory note are collateralized by an assignment of project documents and guaranties of payment and performance by the principal of the borrower.
(6) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(7) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the fourth amended and restated management agreement, or Management Agreement, between the Company and the Manager.

(8) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $1,000,000 are collateralized by a personal guaranty of repayment by the principals of the borrower.

The Haven and Newport instruments are collateralized in full by guaranties of repayment issued by the principals of the borrowers, which are not affiliates of the Company. The Oxford line of credit is collateralized by guaranties of repayment issued by the principals of the borrowers, which are not affiliates of the Company, up to the lesser of 25% of the outstanding principal balance or $1,000,000. Haven Campus Communities, LLC is a related party, as described in note 7.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

The Company recorded interest income and other revenue from these instruments as follows:

	Year ended December 31,
	2014	2013	2012
Real estate loans:
Current interest payments	$10,987,856	$4,711,773	$1,349,603
Additional accrued interest	6,940,500	3,288,982	718,955
Deferred loan fee revenue	872,513	343,218	83,195

Total real estate loan revenue	18,800,869	8,343,973	2,151,753
Interest income on notes and lines of credit	3,026,856	1,386,695	107,823

Interest income on loans and notes receivable	$21,827,725	$9,730,668	$2,259,576

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
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the CityPark View, City Vista, Overton Rise, Crosstown Walk, Aster at Lely, Haven West, and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2014 of approximately $79.5 million. The maximum aggregate amount of loans to be funded as of December 31, 2014 was approximately $81.7 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, CityPark View, City Vista, Founders' Village, Palisades, Encore, Summit III and Crosstown Walk II real estate loans, the promissory note from Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $81.0 million (with a total commitment amount of $89.1 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of December 31, 2014.

The borrowers and guarantors behind the Crosstown Walk, CityPark View, City Vista, Founders' Village, Palisades, Encore, Summit III and Crosstown Walk II real estate loans, the promissory note to Oxford Contracting, LLC, and the revolving line of credit to Oxford

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

Capital Partners, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $8.6 million, $5.4 million and $2.0 million for the twelve-month periods ended December 31, 2014, 2013, and 2012, respectively.

6. Redeemable Preferred Stock and Equity Offerings
The Company's Follow-on Offering is being offered by International Assets Advisory, LLC, or the Dealer Manager, on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. On June 26, 2014, the Company amended the redemption schedule of the Preferred Stock to allow redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.

As of December 31, 2014, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $18.8 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $7.5 million. As of December 31, 2014, the Company had issued 193,334 Units and collected net proceeds of approximately $174.7 million after commissions.  A total of 488 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 19.5% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 19.5% of the approximate $7.5 million deferred to date, or approximately $1.5 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $6.0 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at December 31, 2014.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

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
On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $500,000 as of December 31, 2014, of which approximately $300,000 are reflected as deferred offering costs in the asset section of the consolidated balance sheet at December 31, 2014. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered. During November 2013, the Company sold approximately 4.2 million shares of Common Stock and collected net proceeds of approximately $30.7 million, or 16.5% of the total amount of

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

securities available for issuance under the Shelf Registration Statement. These offering costs related to the Shelf Registration Statement will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through December 31, 2014, the Company sold approximately 5.9 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $49.0 million.
7. Related Party Transactions
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

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Twelve months ended December 31,
Type of Compensation	Basis of Compensation	2014	2013	2012

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$4,272,586	$2,303,283	$307,450
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	2,163,783	1,347,415	576,147
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	1,229,319	883,016	410,046
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,058,927	636,584	246,576

		$8,724,615	$5,170,298	$1,540,219

Included in the acquisition fees recognized for the twelve months ended December 31, 2014 were $714,570 paid as a fee to Joel T. Murphy while he was a director and Chief Executive Officer of New Market Properties, LLC, a related party, related to the acquisition of nine grocery-anchored necessity retail shopping centers. Mr. Murphy was also paid a fee of $57,268 in connection with one grocery-anchored necessity retail shopping center acquisition prior to becoming a director of the Company and the Chief Executive Officer of New Market Properties, LLC, which is included in other acquisition costs.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of approximately $332,345 of combined asset management and general and administrative expense fees related to the acquired properties during the twelve months ended December 31, 2014 have been deferred by the Manager. The Company will recognize any deferred fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of December 31, 2014, the Company determined that there was insufficient evidence to support recognition of these deferred fees; therefore, the Company has not recognized any expense for the amounts deferred.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Year ended December 31,
2014	2013	2012
$2,882,283	$2,186,981	$984,970

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $778,888 and $346,200 and $214,056 for the twelve-month periods ended December 31, 2014, 2013 and 2012, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West, Haven 12 and Stadium Village real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

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

The Company did not incur any of these other potential fees during the twelve-month periods ended December 31, 2014, 2013, or 2012.

The Company holds a promissory note in the amount of $1,500,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company extended a revolving line of credit with a maximum borrowing amount of $12.0 million to its Manager.

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

2014			2013
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2014	89,313	$454,344	January 31, 2013	19,732	$107,551
February 28, 2014	93,005	468,337	February 28, 2013	23,094	119,885
March 31, 2014	98,200	497,855	March 28, 2013	25,755	132,603
April 30, 2014	101,436	510,905	April 30, 2013	41,492	220,874
May 30, 2014	105,630	533,800	May 31, 2013	48,098	247,597
June 30, 2014	109,865	556,074	June 28, 2013	53,749	276,946
July 31, 2014	115,114	583,110	July 31, 2013	59,121	302,532
August 29, 2014	123,334	626,595	August 30, 2013	63,359	322,368
September 30, 2014	135,109	693,812	September 30, 2013	68,198	348,376
October 31, 2014	146,145	744,271	October 31, 2013	71,935	363,354
November 30, 2014	159,325	812,608	November 29, 2013	78,273	398,978
December 31, 2014	175,024	900,609	December 31, 2013	84,012	431,606

	Total	$7,382,320		Total	$3,272,670
In addition, the Company declared on February 7, 2013 and paid a cash dividend on its Series B Preferred Stock at the same rate and frequency as those dividends declared on the Common Stock, equal to 5,714,274 as-converted shares of Common Stock, in an aggregate amount of $690,476.

The Company's dividend activity on its Common Stock for the twelve-month periods ended December 31, 2014 and 2013 was:

2014				2013
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 14, 2014	15,336,059	$0.16	$2,453,769	March 28, 2013	5,323,605	$0.145	$771,923
June 16, 2014	16,613,827	0.16	2,658,212	June 26, 2013	11,066,895	0.15	1,660,034
September 15, 2014	18,361,942	0.16	2,937,911	September 16, 2013	11,073,731	0.15	1,661,060
December 15, 2014	21,128,203	0.175	3,697,436	December 16, 2013	15,323,106	$0.16	2,451,697

		$0.655	$11,747,328			$0.605	$6,544,714

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At December 31, 2014, the Company had 145,011 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2014			2013
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
February 6, 2014	April 22, 2014	$36,552	February 7, 2013	April 25, 2013	15,513
May 8, 2014	July 17, 2014	21,509	May 9, 2013	July 31, 2013	16,048
August 7, 2014	October 17, 2014	23,201	August 8, 2013	October 29, 2013	16,048
November 3, 2014	January 15, 2015	25,379	November 7, 2013	January 24, 2014	17,119

		$106,641			$64,728

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

The income tax characterization of the Company's dividend distributions were as follows:

	2014	2013	2012
Series A Preferred Stock:
Ordinary income	100%	70.2%	100%
Return of Capital	—	29.8%	—

Common Stock:
Ordinary income	100%	—	8.4%
Return of Capital	—	100%	91.6%

9. Equity Compensation
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

Equity compensation expense by award type for the Company was:

	Year ended December 31,			Unamortized expense as of December 31,
	2014	2013	2012	2014

Quarterly board member committee fee grants	$47,864	$46,089	$42,060	$—
Class B Unit awards:
Executive officers - 2011	—	—	476,981	—
Executive officers - 2012	—	2,580	477,434	—
Executive officers - 2013	2,318	859,901	—	—
Executive officers - 2014	1,433,767	—	—	3,825
Vice chairman of board of directors	—	25,623	15,374	—
Restricted stock grants:
2011	—	—	66,867	—
2012	—	86,250	172,500	—
2013	85,812	171,194	—	—
2014	214,588	—	—	107,375

Total	$1,784,349	$1,191,637	$1,251,216	$111,200

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

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

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant. Details concerning these grants were:

Grant date	Number of shares	Fair value per share	Total fair value

2/2/2012	2,988	$6.12	$18,287
8/2/2012	780	$7.88	6,146
11/1/2012	2,187	$8.06	17,627
	5,955		$42,060

2/7/2013	2,115	$8.59	$18,168
8/8/2013	708	$8.45	5,983
11/7/2013	2,178	$8.28	18,034
12/26/2013	488	$8.00	3,904
	5,489		$46,089

2/6/2014	2,241	$8.00	$17,928
8/7/2014	1,350	$8.80	11,880
11/3/2014	2,102	$8.59	18,056
	5,693		$47,864

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

Class B OP Units

On January 3, 2012, pursuant to the limited partnership agreement of the Operating Partnership, the Company granted 106,988 Class B Units of the Operating Partnership, or Class B OP Units, to certain of its executive officers as compensation for service to be rendered during 2012. On January 2, 2013, the Company granted 142,046 Class B OP Units for service to be rendered in 2013. On January 2, 2014, the Company granted 239,556 Class B OP Units for service to be rendered during 2014.

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

The underlying valuation assumptions and results for the Class B OP Unit awards were:

Grant dates	1/3/2012	8/15/2012	1/2/2013	1/2/2014
Stock price	$6.05	$8.30	$7.88	$8.05
Dividend yield	8.60%	6.75%	7.36%	8.12%
Expected volatility	35.23%	31.35%	32.1%	32.72%
Risk-free interest rate	2.83%	2.72%	2.91%	3.80%

Derived service period (years)	1.0	1.0	1.0	1.0

Number of Units granted	106,988	6,128	142,046	239,556
Calculated fair value per Unit, assuming:
50% vesting	$4.50	$6.69	$—	$—
100% vesting	$4.47	$6.68	$6.07	$5.94

Total fair value of Units	479,841	40,996	$862,219	$1,422,963

Target market threshold increase	650,000	50,000	$1,150,000	$1,959,000

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.13 for the 2012 annual awards, $0.145 for the 2013 annual awards and $0.16 for the 2014 awards.

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
December 31, 2014

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

10. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

		Principal balance as of				Interest only through date (1)
	Acquisition/ refinancing date	December 31, 2014	December 31, 2013	Maturity date	Fixed interest rate

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	4.22%	7/1/2020
Stone Rise	7/3/2014	25,187,000	19,500,000	8/1/2019	2.89%	8/31/2015
Summit Crossing	4/21/2011	20,685,760	20,862,000	5/1/2018	4.71%	5/1/2014
Summit Crossing secondary financing	8/28/2014	5,229,386	—	9/1/2019	4.39%	N/A
Summit II	3/20/2014	13,357,000	13,000,000	4/1/2021	4.49%	3/1/2020
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%	2/28/2018
Ashford Park secondary financing	8/28/2014	6,632,542	—	2/1/2020	4.13%	N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%	2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%	2/28/2018
Enclave	9/26/2014	24,862,000	—	10/1/2021	3.68%	10/31/2017
Sandstone	9/26/2014	32,200,225	—	10/1/2019	3.18%	N/A
Stoneridge	9/26/2014	27,859,349	—	10/1/2019	3.18%	N/A
Vineyards	9/26/2014	34,775,000	—	10/1/2021	3.68%	10/31/2017
Spring Hill Plaza	9/5/2014	9,900,000	—	10/1/2019	3.36%	10/31/2015
Parkway Town Centre	9/5/2014	7,200,000	—	10/1/2019	3.36%	10/31/2015
Woodstock Crossing	8/8/2014	3,138,389	—	9/1/2021	4.71%	N/A
Deltona Landings	9/30/2014	7,215,551	—	10/1/2019	3.48%	N/A
Powder Springs	9/30/2014	7,613,650	—	10/1/2019	3.48%	N/A
Kingwood Glen	9/30/2014	12,072,363	—	10/1/2019	3.48%	N/A
Barclay Crossing	9/30/2014	6,787,594	—	10/1/2019	3.48%	N/A
Sweetgrass Corner	9/30/2014	8,221,429	—	10/1/2019	3.58%	N/A
Parkway Centre	9/30/2014	4,727,430	—	10/1/2019	3.48%	N/A
Salem Cove	10/6/2014	9,600,000	—	11/1/2024	4.21%	11/30/2016

Total		$354,418,668	$140,516,000

(1) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 30-year amortization period through the maturity date.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

Credit Facility
The Company has a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $40,000,000 until the amendment of the loan agreement pursuant to the Third Modification Agreement, which became effective July 1, 2014.
The Third Modification Agreement increased our borrowing capacity on the Revolving Line of Credit from $40 million to $45 million and extended the maturity date to July 1, 2015. Once the Company's operating real estate assets exceeded $300 million, the borrowing capacity was increased to $50 million.
On September 19, 2014, the Company entered into an Amended and Restated Credit Agreement with Key Bank that also added a $45 million term loan, or Term Loan, to the Company's Credit Facility, for the specific purpose to partially finance the acquisitions of the Sunbelt and Dunbar portfolios. The Term Loan bore interest at the one month London Interbank Offered Rate, or 1 month LIBOR, plus 4.5%. On December 23, 2014, the Company repaid in full the outstanding principal and accrued interest owed and thereby terminated the Term Loan. See note 19 for further details regarding the Revolving Line of Credit.
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
As of December 31, 2014, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Senior leverage ratio	Maximum 60%		50.9%
Net worth	Minimum $160,000,000	(2)	$291,581,874
Debt yield	Minimum 8.25%		8.93%
Payout ratio	Maximum 95%	(3)	81.5%
Total leverage ratio	Maximum 65%		54.4%
Debt service coverage ratio	Minimum 1.50x		3.24x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $160 million plus 75% of the net proceeds of any equity offering, which totaled approximately $270,430,000 as of December 31, 2014.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended December 31, 2014, the maximum dividends and distributions allowed under this covenant was approximately $22,434,000.

Loan fees and closing costs for the establishment and subsequent amendments of the Revolving Line of Credit, the Term Loan, as well as the mortgage debt on the Company's multifamily communities, are amortized over the lives of the loans. At December 31, 2014, aggregate unamortized loan costs were approximately $5.1 million, which will be amortized over a weighted average remaining loan life of approximately 5.4 years. The weighted average interest rate for the Credit Facility was 4.1% for the twelve-month period ended December 31, 2014. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.35% per annum.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Year ended December 31,
	2014	2013	2012

Trail Creek	$1,274,325	$906,002	$501,541
Stone Rise	848,456	616,141	627,628
Summit Crossing	1,699,197	1,023,708	1,024,750
Ashford Park	970,743	818,423	—
McNeil Ranch	474,453	450,885	—
Lake Cameron	662,996	631,669	—
Dunbar Portfolio	1,179,122	—	—
Retail Assets	854,097	—	—
Interest paid to real estate loan participants	219,587	—	—

	8,182,976	4,446,828	2,153,919
Revolving Credit Facility and Term Note	2,005,211	1,041,524	350,760
Interest Expense	$10,188,187	$5,488,352	$2,504,679
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments, including its line of credit as of December 31, 2014 were:

Period	Future principal payments
2015	$27,148,881
2016	3,279,907
2017	4,084,595
2018	25,440,063
2019	122,189,259
thereafter	196,775,963

Total	$378,918,668
11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the years ended December 31, 2014, 2013 and 2012.

12. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. The amount guarantied by the Company is $5.7 million and is reduced by $455,000 per year over the term of the lease.

Certain officers and employees of the Manager have been assigned company credit cards. The Company has guarantied up to $405,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

13. Operating Leases

The Company’s grocery-anchored necessity retail shopping centers are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining non-cancelable terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of December 31, 2014, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised:

For the years ending December 31:	Future Minimum Rents

2015	$7,787,099
2016	7,235,915
2017	6,509,818
2018	5,964,606
2019	4,642,594
Thereafter	24,905,262
$57,045,294

The Company’s grocery-anchored necessity retail shopping centers are geographically concentrated within the Sunbelt region of the United States. The Company’s retail tenant base primary consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 67.7% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.

14. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across three distinct segments: multifamily communities, real estate related financing, and retail.

Multifamily Communities - consists of the Company's portfolio of owned residential multifamily communities.

Financing - consists of the Company's investment portfolio of mezzanine loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

Retail - consists of the Company's portfolio of grocery-anchored necessity retail shopping centers.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

	December 31, 2014	December 31, 2013

Assets:
Multifamily communities	$371,449,943	$196,368,297
Financing	189,984,602	131,079,309
Retail	125,735,073	—
Other	9,240,794	14,189,089
Consolidated assets	$696,410,412	$341,636,695

Total capitalized expenditures of $1,868,904 and $1,370,307 (excluding the purchase price of acquisitions) were recorded for the twelve months ended December 31, 2014 and 2013, respectively, attributable to the Company’s multifamily communities segment. Total capitalized expenditures of $221,950 (excluding the purchase price of acquisitions) were recorded for the twelve months ended December 31, 2014, attributable to the Company’s retail segment. There were no capitalized expenditures attributable to the retail segment in 2013.

	Twelve months ended December 31,
	2014	2013	2012
Revenues

Multifamily communities	$31,234,822	$22,402,823	$10,231,659
Financing	21,827,725	9,730,668	2,259,576
Retail	3,473,823	—	—
Consolidated revenues	$56,536,370	$32,133,491	$12,491,235

Segment net operating income (Segment NOI)

Multifamily communities	$18,209,645	$12,972,052	$6,345,851
Financing	21,827,725	9,730,668	2,259,576
Retail	2,526,122	—	—

Consolidated segment net operating income	42,563,492	22,702,720	8,605,427

Interest and loss on early debt extinguishment:
Multifamily communities	7,109,292	5,051,166	2,153,917
Retail	854,097	—	—
Financing	2,224,798	1,041,524	350,760
Depreciation and amortization:
Multifamily communities	14,199,048	15,250,130	3,595,298
Retail	2,129,667	—	—
Professional fees	1,261,667	705,430	506,438
Management fees, net of deferrals	3,214,642	1,983,999	822,723
Acquisition costs:
Multifamily communities	3,109,252	1,476,375	912
Retail	4,123,365	52,791	—
Equity compensation to directors and executives	1,784,349	1,191,637	1,251,216
Other	426,112	155,160	70,793

Net income (loss)	$2,127,203	$(4,205,492)	$(146,630)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

15. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Year ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$2,127,203	$(4,205,492)	(146,630)
Net (income) loss attributable to non-controlling interests	(33,714)	222,404	—
Net income (loss) attributable to the Company	2,093,489	(3,983,088)	(146,630)
Dividends declared to Series A preferred stockholders (A)	(7,382,320)	(3,272,670)	(450,806)
Dividends declared to Series B preferred stockholders	—	(690,476)	—
Deemed non-cash dividend to holders of Series B Preferred Stock	—	(7,028,557)	—
Earnings attributable to unvested restricted stock (B)	(24,090)	(18,139)	(17,094)
Net loss attributable to common stockholders	$(5,312,921)	$(14,992,930)	$(614,530)

Denominator:
Weighted average number of shares of Common Stock - basic	17,399,147	9,456,228	5,172,260
Effect of dilutive securities: (C)
Warrants	—	—	—
Class B Units	—	—	—
Unvested restricted stock	—	—	—
Weighted average number of shares of Common Stock - diluted	17,399,147	9,456,228	5,172,260

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.31)	$(1.59)	$(0.12)

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 192,846, 89,313 and 19,762 outstanding shares of Series A Preferred Stock at December 31, 2014, 2013, and 2012, respectively.

(B) The Company's outstanding unvested restricted share awards (39,216, 29,016 and 33,046 shares of Common Stock at December 31, 2014, 2013, and 2012, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss attributable to common stockholders for the twelve-month periods ended December 31, 2014, 2013 and 2012, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expires on March 31, 2015, and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 3,866,680 shares of Common Stock, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

16. Selected Quarterly Financial Data (unaudited)

Quarterly financial information was as follows:

	Three months ended:
	3/31/2014	6/30/2014	9/30/2014	12/31/2014

Revenues (1)	$11,240,082	$12,065,190	$13,182,660	$20,048,438
Operating (loss) income (1)	$4,511,492	$4,208,870	$(1,079,326)	$4,674,354
Net (loss) income	$2,795,841	$2,424,472	$(3,229,373)	$136,263
Net (loss) income attributable to common stockholders	$1,331,765	$797,053	$(5,112,684)	$(2,329,055)

Net (loss) income per share of Common Stock
available to Common Stockholders:
Basic	$0.09	$0.05	$(0.29)	$(0.11)
Diluted	$0.09	$0.05	$(0.29)	$(0.11)
Weighted average shares outstanding:
Basic	15,316,816	16,287,354	17,564,091	20,364,971
Diluted	15,562,608	16,421,351	17,564,091	20,750,050

Total revenues previously reported in Form 10-Q	$10,182,406

Total revenues subsequently reclassified from discontinued operations	1,057,676

Total revenues reported in Form 10-K	$11,240,082	$12,065,190	$13,182,660	$20,048,438

Operating (loss) income previously reported in Form 10-Q	$3,879,608

Operating income subsequently reclassified from discontinued operations	631,884

Operating (loss) income reported in Form 10-K	$4,511,492	$4,208,870	$(1,079,326)	$4,674,354

Net (loss) income from continuing operations
previously reported in Form 10-Q	$2,478,420

Net income from continuing operations subsequently reclassified from
discontinued operations	317,421

Net income (loss) reported in Form 10-K	$2,795,841	$2,424,472	$(3,229,373)	$136,263

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

	Three months ended:
	3/31/2013	6/30/2013	9/30/2013	12/31/2013

Revenues (1)	$5,990,959	$7,668,708	$8,752,275	$9,721,549
Operating (loss) income (1)	$(2,043,894)	$(775,054)	$1,508,553	$3,197,592
Net (loss) income	$(3,185,829)	$(2,622,220)	$(30,014)	$1,632,571
Net (loss) income attributable to common stockholders	$(4,179,650)	$(10,363,876)	$(879,697)	$430,293

Net (loss) income per share of Common Stock
available to Common Stockholders:
Basic	$(0.79)	$(1.26)	$(0.08)	$0.03
Diluted	$(0.79)	$(1.26)	$(0.08)	$0.03
Weighted average shares outstanding:
Basic	5,289,690	8,198,340	11,041,359	13,191,276
Diluted	5,289,690	8,198,340	11,041,359	13,362,338

Total revenues previously reported in Form 10-K	$5,335,581	$6,953,470	$7,613,979	$8,628,905

Total revenues subsequently reclassified from discontinued operations	655,378	715,238	1,138,296	1,092,644

Total revenues reported in Form 10-K	$5,990,959	$7,668,708	$8,752,275	$9,721,549

Operating (loss) income previously reported in Form 10-K	$(2,257,470)	$(891,961)	$1,563,885	$3,230,172

Operating income subsequently reclassified from discontinued operations	213,576	116,907	(55,332)	(32,580)

Operating (loss) income reported in Form 10-K	$(2,043,894)	$(775,054)	$1,508,553	$3,197,592

Net (loss) income from continuing operations
previously reported in Form 10-K	$(3,277,338)	$(1,992,541)	$346,075	$1,986,080

Net income from continuing operations subsequently reclassified from
discontinued operations	91,509	(629,679)	(376,089)	(353,509)

Net (loss) income reported in Form 10-K	$(3,185,829)	$(2,622,220)	$(30,014)	$1,632,571

17. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results, assuming the acquisitions of Salem Cove, Parkway Town Centre, Spring Hill Plaza, the Dunbar Portfolio, and the Sunbelt Portfolio were hypothetically completed on January 1, 2013, the MFA properties on January 1, 2012, Trail II effective with its commencement of business operations on March 1, 2012 and Summit II effective with its commencement of business operations on February 1, 2013 were:

	Twelve months ended December 31,
	2014	2013	2012
Pro forma:
Revenues	$77,463,650	$61,941,105	$16,094,751

Net income (loss)	$4,161,453	$(14,179,787)	$(16,469,720)

Net income (loss) attributable to the Company	$4,108,638	$(13,827,337)	$(16,469,720)

Net loss attributable to common stockholders	$(3,297,772)	$(24,837,179)	$(16,937,620)

Net income loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.17)	$(2.28)	$(2.56)

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	18,849,147	10,906,228	6,622,260

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

18. Fair Values of Financial Instruments

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

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable. Accrued interest included in the carrying values of the Company's real estate loans was approximately $8.0 million and $3.1 million at December 31, 2014 and December 31, 2013, respectively.

	As of December 31, 2014
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$161,268,255	$166,583,953	$—	$—	$166,583,953
Notes receivable and line of credit receivable	28,697,560	28,697,560	—	—	28,697,560
	$189,965,815	$195,281,513	$—	$—	$195,281,513
Financial Liabilities:
Mortgage notes payable	$354,418,668	$360,557,496	$—	$—	$360,557,496
Revolving Line of Credit	24,500,000	24,500,000	—	—	24,500,000
Loan participation obligations	7,990,798	8,399,069	—	—	8,399,069

	$386,909,466	$393,456,565	$—	$—	$393,456,565

	As of December 31, 2013
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$113,718,233	$119,152,117	$—	$—	$119,152,117
Notes receivable	11,748,178	11,748,178	—	—	11,748,178
Line of credit receivable	5,358,227	5,358,227	—	—	5,358,227
	$130,824,638	$136,258,522	$—	$—	$136,258,522
Financial Liabilities:
Mortgage notes payable	$140,516,000	137,116,549	$—	$—	$137,116,549
Revolving credit facility	29,390,000	29,390,000	—	—	29,390,000
	$169,906,000	$166,506,549	$—	$—	$166,506,549

(1) The carrying value of real estate loans includes the Fusion loan of $20,313,722 and $14,332,658 at December 31, 2014 and December 31, 2013, respectively, for which the Company elected to account for utilizing the fair value option on a recurring basis. The change in fair value from December 31, 2013 to 2014 was due to additional draws on the loan. The carrying value of real estate assets also includes the Company's balance of the Palisades, Green Park and Stadium Village real estate loans, which includes

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2014

the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at December 31, 2014, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects. At the date of the Fusion loan, the Company elected the fair value option as the carrying amount of the loan. The significant unobservable input into this level 3 fair value assessment classification includes a remote possibility of realization of the $2.0 million exit fee. Because the interest rate of the loan approximated market rates for similar loans, and due to the short term nature of the loan, the Company determined that the face amount of the loan approximated its fair market value.

The fair values of the fixed rate mortgages on the Company’s properties were developed using market quotes of the fixed rate yield index and spread for four, five and seven year notes as of the reporting date. The present values of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

19. Subsequent Events

On January 2, 2015, the Company had exceeded the benchmark market capitalization goal set as the vesting hurdle for its Class B Unit grants made to certain members of senior management for service provided during 2014. All of the 239,556 Class B Units granted on January 2, 2014 vested and automatically converted to Class A Units.

On January 2, 2015, the Company awarded 285,997 Class B Units to its executive officers and other key personnel for service to be provided during 2015. The 2015 award carries vesting terms and features substantially similar to the Class B Units awarded for previous awards. The total compensation cost was calculated to be $1,947,640 and will be recognized on a straight-line basis over the one year period from the grant date to the initial valuation date on January 2, 2016.

Between January 1, 2015 and February 28, 2015, the Company issued 31,290 Units and collected net proceeds of approximately $28.1 million million under its Follow-on Offering. During this same period, the Company issued 414,238 shares of Common Stock via its At the Market Offering, and collected net proceeds of approximately $4.0 million.

On January 27, 2015, the Company entered into a purchase agreement to acquire a multifamily community located in Sarasota, Florida containing 237 units, for a purchase price of approximately $47.4 million. With the closing of this transaction, the Company will own 4,083 multifamily units, with an additional potential 3,843 units under construction through its mezzanine loan program.

On February 5, 2015, the Company declared a dividend on its Common Stock of $0.175 per share, payable on April 15, 2015 to all stockholders of record on March 13, 2015.
On February 5, 2015, the Company granted 1,782 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $10.05, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $17,909 was recorded in full at the grant date.
On February 11, 2015, the Company received all accrued interest and outstanding principal due on the $7.2 million loan to TPKG 13th Street Development, LLC.

On February 12, 2015, the Company entered into a $32 million term loan with Key Bank National Association, to partially finance the acquisition of two multifamily communities in Houston, Texas. The term loan matures on May 12, 2015, with options to extend the maturity date as far as November 12, 2015, and accrues interest at a rate of LIBOR plus 4.0% per annum and, if the loan is extended, the rate increases to LIBOR plus 4.5% per annum.

On February 12, 2015, the Company extended the maturity of its Revolving Line of Credit to February 12, 2016 and amended the interest rate to LIBOR plus 3.25% per annum.

On February 13, 2015, the Company acquired two multifamily communities in Houston, Texas with an aggregate of 520 units for approximately $76.0 million.

On February 27, 2015, the Company closed on a bridge loan of up to approximately $7.2 million to to finance the acquisition of a parcel of land adjacent to its Summit Crossing multifamily community in Atlanta, Georgia, and the predevelopment costs for a planned 172-unit third phase of that multifamily community. The loan pays interest of 13.5% per annum.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2014

Apartments:			Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives - Years

Stone Rise	Philadelphia, PA	$25,187,000	$6,950,000	$21,456,450	$328,715	$6,950,000	$21,785,165	$—	$28,735,165	$(3,808,645)	2008	4/15/2011	5 - 40
Summit Crossing	Atlanta, GA	25,915,146	3,450,000	27,704,648	545,301	3,450,000	28,249,949	—	31,699,949	(4,989,919)	2007	4/21/2011	5 - 40
Summit Crossing II	Atlanta, GA	13,357,000	3,220,000	15,852,100	75,835	3,220,000	15,927,935	(b)	19,147,935	(837,462)	2013	12/31/2013	5 - 40
Trail Creek	Hampton, VA	28,109,000	2,652,000	19,099,835	858,765	2,652,000	19,896,578	62,022	22,610,600	(4,294,302)	2007	4/29/2011	5 - 40
Trail Creek II	Hampton, VA	(c)	1,548,000	15,354,481	(b)	1,548,000	15,354,481	(b)	16,902,481	(b)	2012	6/25/2013	5 - 40
Ashford Park	Atlanta, GA	32,258,542	10,600,000	26,293,524	1,281,880	10,600,000	27,575,404	—	38,175,404	(3,725,055)	1992	1/23/2013	5 - 30
McNeil Ranch	Austin, TX	13,646,000	2,100,000	17,556,219	316,127	2,100,000	17,872,346	—	19,972,346	(2,176,199)	1999	1/23/2013	5 - 30
Lake Cameron	Raleigh, NC	19,773,000	4,000,000	24,443,573	408,409	4,000,000	24,851,982	—	28,851,982	(3,448,622)	1997	1/23/2013	5 - 30
Enclave at Vista Ridge	Dallas, TX	24,862,000	4,704,917	32,173,328	54,072	4,704,917	32,227,400	—	36,932,317	(391,168)	2003	9/26/2014	5 - 35
Sandstone Creek	Kansas City, KS	32,200,225	2,846,197	45,194,352	58,153	2,846,197	45,252,504	—	48,098,701	(596,655)	2000	9/26/2014	5 - 35
Stoneridge Farms	Nashville, TN	27,859,349	3,026,393	38,478,205	56,754	3,026,393	38,530,334	4,625	41,561,352	(506,082)	2002	9/26/2014	5 - 35
Vineyards	Houston, TX	34,775,000	5,455,594	46,201,367	45,213	5,455,594	46,246,580	—	51,702,174	(550,979)	2003	9/26/2014	5 - 35

		277,942,262	50,553,101	329,808,082	4,029,224	50,553,101	333,770,658	66,647	384,390,406	(25,325,088)

Neighborhood Retail Centers:

Woodstock Crossing	Atlanta, GA	3,138,389	1,750,576	3,800,101	218,218	1,750,576	4,018,319	—	5,768,895	(159,293)	1994	2/12/2014	5 - 30
Parkway Town Centre	Nashville, TN	7,200,000	3,053,816	6,694,333	—	3,053,816	6,694,333	—	9,748,149	(79,149)	2005	9/5/2014	5 - 40
Spring Hill Plaza	Nashville, TN	9,900,000	4,375,940	8,104,053	—	4,375,940	8,104,053	—	12,479,993	(102,043)	2005	9/5/2014	5 - 40
Barclay Crossing	Tampa, FL	6,787,594	2,855,845	7,571,732	—	2,855,845	7,571,732	—	10,427,577	(90,640)	1998	9/30/2014	5 - 30
Deltona Landings	Orlando, FL	7,215,551	2,255,891	8,344,124	—	2,255,891	8,344,124	—	10,600,015	(106,090)	1999	9/30/2014	5 - 30
Kingwood Glen	Houston, TX	12,072,363	5,021,327	12,929,578	—	5,021,327	12,929,578	—	17,950,905	(151,695)	1998	9/30/2014	5 - 30
Parkway Centre	Columbus, GA	4,727,430	2,070,712	4,515,541	—	2,070,712	4,515,541	—	6,586,253	(58,298)	1999	9/30/2014	5 - 30
Powder Springs	Atlanta, GA	7,613,650	1,832,455	8,245,595	—	1,832,455	8,245,595	—	10,078,050	(100,523)	1999	9/30/2014	5 - 30
Sweetgrass Corner	Charleston, SC	8,221,429	3,075,699	12,670,136	—	3,075,699	12,670,136	—	15,745,835	(143,864)	1999	9/30/2014	5 - 30
Salem Cove	Nashville, TN	9,600,000	2,427,095	10,272,370	—	2,427,095	10,272,370	—	12,699,465	(71,383)	2010	10/6/2014	5 - 40

		76,476,406	28,719,356	83,147,563	218,218	28,719,356	83,365,781	—	112,085,137	(1,062,978)

		$354,418,668	$79,272,457	$412,955,645	$4,247,442	$79,272,457	$417,136,439	$66,647	$496,475,543	$(26,388,066)

(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $415.9 million at December 31, 2014.
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

A summary of activity for real estate investment and accumulated depreciation is as follows:
Real estate investments				2012	2013	2014
Balance at the beginning of the year				$81,781,190	$82,110,956	$204,449,160
Acquisitions				—	120,967,897	289,947,272
Improvements				326,743	1,318,104	2,024,207
Construction in progress				3,023	52,203	66,647
Write-off of assets no longer in service				—	—	(11,743)
Balance at the end of the year				$82,110,956	$204,449,160	$496,475,543

Accumulated depreciation
Balance at the beginning of the year				$(2,698,305)	$(6,288,998)	$(14,133,421)
Depreciation (a)				(3,590,693)	(7,844,423)	(12,258,812)
Write-off of assets no longer in service				—	—	4,167
Balance at the end of the year				$(6,288,998)	$(14,133,421)	$(26,388,066)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Schedule IV
Preferred Apartment Communities, Inc.
Mortgage Loans on Real Estate
December 31, 2014

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Mezzanine Construction Loan on Multifamily Community	CityPark View	Charlotte, NC	14%	9/5/2017	(1)	$18,600,000	$10,000,000	$9,951,728	$—

Mezzanine Construction Loan on Multifamily Community	City Vista	Pittsburgh, PA	14%	6/1/2016	(1)	28,400,000	13,773,991	13,708,474	—

Mezzanine Construction Loan on Multifamily Community	Aster at Lely	Naples, FL	14%	2/28/2016	(1)	25,000,000	12,373,213	12,330,262	—

Mezzanine Construction Loan on Multifamily Community	Crosstown Walk	Tampa, FL	14%	11/1/2016	(1)	25,900,000	10,890,982	10,862,615	—

Mezzanine Construction Loan on Multifamily Community	Overton Rise	Atlanta, GA	14%	11/1/2016	(1)	31,700,000	15,847,455	15,773,937	—

Mezzanine Construction Loan on Student Housing Community	Haven West	Atlanta, GA	14%	6/2/2016	(1)	16,195,189	6,784,167	6,753,917	—

Mezzanine Construction Loan on Student Housing Community	Haven 12	Starkville, MS	12.83%	11/30/2015	(2)	18,615,081	5,531,753	5,506,157	—

Mezzanine Construction Loan on Multifamily Community	Founders' Village	Williamsburg, VA	14%	8/29/2018	(1)	26,936,000	9,866,000	9,804,058	—

Land acquisition bridge loan on Multifamily Community	Encore	Atlanta, GA	8.5%	5/15/2015	Interest only	—	11,966,456	11,966,456	—

Mezzanine Construction Loan on Multifamily Community	Palisades	Northern VA	13%	2/18/2018	(3)	38,000,000	14,383,783	14,374,036	—

Land acquisition bridge loan on Multifamily Community	Fusion	Irvine, CA	12.8%	3/31/2015	(4)	—	20,327,034	20,313,722	—

Mezzanine Construction Loan on Student Housing Community	Green Park	Atlanta, GA	12.83%	12/1/2017	(2)	27,775,000	4,645,164	4,602,691	—

Mezzanine Construction Loan on Student Housing Community	Stadium Village	Atlanta, GA	12.83%	6/27/2017	(2)	34,825,000	12,680,253	12,664,902	—

Land acquisition bridge loan on Multifamily Community	Summit Crossing III	Atlanta, GA	10%	7/31/2015	Interest only	—	2,400,000	2,393,639	—

Land acquisition bridge loan on Multifamily Community	Crosstown Walk II	Tampa, FL	12.83%	4/30/2015	(2)	—	2,240,000	2,225,079	—

						$291,946,270	$153,710,251	$153,231,673	$—
(1) Fixed rate, interest only, 8% payable monthly and 6% accrued
(2) Fixed rate, interest only, 8.5% payable monthly and 4.33% accrued
(3) Fixed rate, interest only, 8.0% payable monthly and 5.0% accrued
(4) Fixed rate, interest only, 8.5% payable monthly and 4.3% accrued

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Reference	Description
3.1	(2)	Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(2)	Third Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(14)
Fifth Amended and Restated Partnership Agreement, effective as of January 1, 2014, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto

4.2	(7)	Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(11)	Amended and Restated Warrant Agreement dated as of March 14, 2012 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.4	(6)	Warrant to Purchase Common Stock issued to International Assets Advisory, LLC, dated March 31, 2011
4.5	(7)	Form of Global Warrant Certificate
4.6	(10)	Articles Supplementary for the Series B Preferred Stock
4.7	(15)	Articles Supplementary classifying additional shares of the Series A Redeemable Preferred Stock
4.8	(16)	Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.9	(24)	Form of Subscription Agreement
4.10	(29)	First Amendment to the Fifth Amended and Restated Partnership Agreement, dated as of March 14, 2014, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
4.11	(30)	Articles of Amendment Amending the Holder Redemption Options of the Company's Series A Redeemable Preferred Stock
10.1	(27)
Fifth Amended and Restated Management Agreement, effective as of January 1, 2015, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.2	(2)	The Company’s 2011 Stock Incentive Plan
10.3	(3)	Trademark License and Assignment Agreement dated September 17, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
10.4	(2)	Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.5	(4)	Form of Indemnification Agreement
10.6	(5)	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement dated as of April 21, 2011, between PAC Summit Crossing, LLC and Prudential Multifamily Mortgage, Inc.
10.7	(5)	Multifamily Note dated as of April 21, 2011, by PAC Summit Crossing, LLC in favor of Prudential Multifamily Mortgage, Inc.
10.8	(7)	First Amendment to Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.9	(8)	Form of Preferred Apartment Communities, Inc. 2012 Class B Unit Award Agreement
10.10	(17)	Form of Preferred Apartment Communities, Inc. 2013 Class B Unit Award Agreement
10.11	(18)	Form of Preferred Apartment Communities, Inc. 2014 Class B Unit Award Agreement
10.12	(28)	Form of Preferred Apartment Communities, Inc. 2015 Class B Unit Award Agreement
10.13	(11)	Intellectual Property Assignment and License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.14	(11)	Trademark License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.

10.15	(11)	Trademark Assignment dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.16	(12)	Note in the amount of $12,153,000 dated as of August 31, 2012 issued by Oxford City Vista Development LLC to City Vista Mezzanine Lending, LLC
10.17	(12)	Mezzanine Loan Agreement dated as of August 31, 2012 among Oxford City Vista Development LLC and City Vista Mezzanine Lending, LLC
10.18	(12)	Purchase Option Agreement dated as of August 31, 2012 between Oxford City Vista Apartments LLC and City Vista Mezzanine Lending, LLC
10.19	(13)	Note in the amount of $10,000,000 dated as of September 6, 2012 issued by Oxford City Park Development LLC to City Park Mezzanine Lending, LLC
10.20	(13)	Mezzanine Loan Agreement dated as of September 6, 2012 among Oxford City Park Development LLC and City Park Mezzanine Lending, LLC
10.21	(13)	Purchase Option Agreement dated as of September 6, 2012 between Oxford City Park Apartments LLC and City Park Mezzanine Lending, LLC
10.22	(10)	Form of Securities Purchase Agreement, dated January __, 2013, between Preferred Apartment Communities, Inc. and each of the Investors
10.23	(10)	Form of Registration Rights Agreement, dated January ___, 2013, between Preferred Apartment Communities, Inc. and each of the Investors
10.24	(10)	Promissory Note in the amount of $2,639,000 dated January 16, 2013, executed by J. Steven Emerson in favor of Preferred Apartment Communities, Inc.
10.25	(10)	Loss Sharing Agreement, dated January 16, 2013, among Wunderlich Securities, Inc., Compass Point Research & Trading, LLC, National Securities Corporation and Preferred Apartment Communities, Inc.
10.26	(10)	Option Election Notice relating to Ashford Park and McNeil Ranch, dated January 18, 2013
10.27	(10)	Option Election Notice relating to Lake Cameron, dated January 18, 2013
10.28	(10)
Form of Stock Transfer Agreement, effective as of January 23, 2013, among Preferred Apartment Communities Operating Partnership, L.P., Williams Multifamily Acquisition Fund, LP and Williams Multifamily Acquisition Fund GP, LLC

10.29	(10)	Excerpts from the Liquidation Agreement, dated January 18, 2013
10.30	(9)	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of January 24, 2013, between Ashford Park LLC and Prudential Affordable Mortgage Company, LLC
10.31	(9)	Multifamily Note in the amount of $25,626,000, dated as of January 24, 2013, by Ashford Park, LLC in favor of Prudential Affordable Mortgage Company, LLC
10.32	(9)	Multifamily Loan and Security Agreement, dated as of January 24, 2013, between Lake Cameron, LLC and Jones Lang LaSalle Operations, L.L.C.
10.33	(9)	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 24, 2013, between Lake Cameron, LLC and Jones Lang LaSalle Operations, L.L.C.
10.34	(9)	Multifamily Note in the amount of $19,773,000, dated as of January 24, 2013, by Lake Cameron, LLC in favor of Prudential Affordable Mortgage Company, LLC
10.35	(9)	Multifamily Loan and Security Agreement, dated as of January 24, 2013, between WAM McNeil Ranch, LLC and Jones Lang LaSalle Operations, L.L.C.
10.36	(9)	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 24, 2013, between WAM McNeil Ranch, LLC and Jones Lang LaSalle Operations, L.L.C.
10.37	(9)	Multifamily Note in the amount of $13,646,000, dated as of January 24, 2013, by WAM McNeil Ranch, LLC in favor of Prudential Affordable Mortgage Company, LLC
10.38	(24)	Subscription Escrow Agreement among International Assets Advisory LLC, Preferred Apartment Communities, Inc. and UMB Bank, N.A.
10.39	(19)	Second Amendment to 2011 Stock Incentive Plan
10.40	(20)	Note in the amount of $12,713,241.55 dated as of March 28, 2013 issued by Lely Apartments, LLC to Aster Lely Mezzanine Lending, LLC
10.41	(20)	Mezzanine Loan Agreement dated as of March 28, 2013 among Lely Apartments, LLC and Aster Lely Mezzanine Lending, LLC
10.42	(20)	Purchase Option Agreement dated as of March 28, 2013 between Aster Lely Apartments, LLC and Aster Lely Mezzanine Lending, LLC
10.43	(21)	Note in the amount of $10,962,000 dated as of April 30, 2103 issued by Iris Crosstown Partners LLC to Iris Crosstown Mezzanine Lending, LLC

10.44	(21)	Mezzanine Loan Agreement dated as of April 30, 2013 among Iris Crosstown Partners LLC and Iris Crosstown Mezzanine Lending, LLC
10.45	(21)	Purchase Option Agreement dated as of April 30, 2013 between Iris Crosstown Apartments LLC and Iris Crosstown Mezzanine Lending, LLC
10.46	(22)	Purchase and Sale Agreement between Trail Creek Apartments, LLC and Oxford Hampton Partners LLC dated as of June 14, 2013
10.47	(23)	Multifamily Loan and Security Agreement dated as of June 25, 2013, between Trail Creek Apartments, LLC and KeyCorp Real Estate Capital Markets, Inc.
10.48	(23)	Multifamily Note in the amount of $28,109,000 dated as of June 25, 2013, issued by Trail Creek Apartments, LLC to KeyCorp Real Estate Capital Markets, Inc.
10.49	(25)	At-the-Market Issuance Sales Agreement, dated February 28, 2014, by and between Preferred Apartment Communities, Inc. and MLV & Co. LLC
10.50	(26)	Purchase and Sale Agreement dated as of March 10, 2014 between Trail Creek Apartments, LLC and Optio, Inc.
10.51	(31)
Agreement of Purchase and Sale between Preferred Apartment Communities Operating Partnership, L.P. and Sandstone Overland Park, LLC, Estancia Dallas, LLC, Stoneridge Nashville, LLC and Vineyards Houston, LLC dated as of July 25, 2014

10.52	(32)	Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VI, Limited Partnership dated as of August 1, 2014
10.53	(32)	Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VII, Limited Partnership dated as of August 1, 2014
10.54	(33)	First Amendment to Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VI, Limited Partnership dated as of September 12, 2014
10.55	(33)	First Amendment to Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VII, Limited Partnership dated as of September 12, 2014
10.56	(34)
First Amendment to Agreement of Purchase and Sale between Preferred Apartment Communities Operating Partnership, L.P. and Sandstone Overland Park, LLC, Estancia Dallas, LLC, Stoneridge Nashville, LLC and Vineyards Houston, LLC entered into on September 17, 2014 and effective as of September 15, 2014

10.57	(35)
Purchase and Sale Contract between Preferred Apartment Communities Operating Partnership, L.P., Northpointe Investors, LLC, Villas Fairfield Partners, LLC, Morrow Investors, Inc. and the parties listed on Exhibit A thereto dated as of December 2, 2014

10.58	(35)
First Amendment to Purchase and Sale Contract between Preferred Apartment Communities Operating Partnership, L.P., Northpointe Investors, LLC, Villas Fairfield Partners, LLC, Morrow Investors, Inc. and the parties listed on Exhibit A thereto dated as of January 9, 2015

10.59	(36)
Second Amended and Restated Credit Agreement dated as of February 12, 2015 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.60	(36)
Second Amended and Restated Pledge and Security Agreement dated as of February 12, 2015 among Preferred Apartment Communities Operating Partnership, L.P., New Market Properties, LLC, Sunbelt Retail, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, City Park Mezzanine Lending, LLC, Aster Lely Mezzanine Lending, LLC, Newport Overton Mezzanine Lending, LLC, Haven West Mezzanine Lending, Starkville Mezzanine Lending, LLC, Irvine Mezzanine Lending, LLC, Summit Crossing III Mezzanine Lending, LLC, Iris Crosstown Mezzanine Lending II, LLC, Lubbock Mezzanine Lending, LLC, Newport Kennesaw Mezzanine Lending and KeyBank National Association

10.61	(36)
Amended and Restated Guaranty dated as of February 12, 2015 by each of Preferred Apartment Communities, Inc., New Market Properties, LLC, Sunbelt Retail, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, City Park Mezzanine Lending, LLC, Aster Lely Mezzanine Lending, LLC, Newport Overton Mezzanine Lending, LLC, Haven West Mezzanine Lending, Starkville Mezzanine Lending, LLC, Irvine Mezzanine Lending, LLC, Summit Crossing III Mezzanine Lending, LLC, Iris Crosstown Mezzanine Lending II, LLC, Lubbock Mezzanine Lending, LLC and Newport Kennesaw Mezzanine Lending with KeyBank National Association

10.62	(36)	Form of Buy-Sell Agreement dated February ___, 2015 with KeyBank National Association
12.1	(1)	Statement of Computation of Ratios
21	(1)	Subsidiaries of Preferred Apartment Communities, Inc.

23.1	(1)		Consent of PricewaterhouseCoopers LLP
31.1	(1)		Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)		Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)
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

		(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 7, 2011
		(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 27, 2011
		(6)	Previously filed with the Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on September 1, 2011
(7)
Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on November 2, 2011

		(8)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012
		(9)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 28, 2013
		(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2013
		(11)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
		(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2012
		(13)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 11, 2012
		(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 10, 2014
		(15)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2013
		(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013
		(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 4, 2013
		(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2014
		(19)	Previously filed as Annex B to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on March 21, 2013
		(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 2, 2013
		(21)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 6, 2013
		(22)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 20, 2013

(23)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 28, 2013
(24)
Previously filed with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-183355) filed by the Registrant with the Securities and Exchange Commission on October 4, 2013

(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2014
(26)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 11, 2014
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 2, 2015 reporting events on or after December 31, 2014
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 2, 2015 reporting events on or after January 2, 2015
(29)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 17, 2014
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 28, 2014
(32)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2014
(33)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 15, 2014
(34)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 18, 2014
(35)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2015
(36)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 16, 2015	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: March 16, 2015	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Williams	Chief Executive Officer and Chairman of the Board	March 16, 2015
John A. Williams	(Principal Executive Officer)

/s/ Leonard A. Silverstein	President, Chief Operating Officer and Director	March 16, 2015
Leonard A. Silverstein

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 16, 2015
Michael J. Cronin	(Principal Accounting Officer and Principal Financial Officer)

/s/ Steve Bartkowski	Director	March 16, 2015
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 16, 2015
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 16, 2015
Daniel M. DuPree

/s/ William J. Gresham, Jr.	Director	March 16, 2015
William J. Gresham, Jr.

/s/ Howard A. McLure	Director	March 16, 2015
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 16, 2015
Timothy A. Peterson

/s/ Joel T. Murphy	Director	March 16, 2015
Joel T. Murphy