Form 10-K/A
period 2014-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2015-03-18
CIK 1481832

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
DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2015 Annual Meeting of Stockholders is incorporated by reference into PART III of the Annual Report on Form 10-K filed on March 16, 2015.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Preferred Apartment Communities, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015 (the “Original Filing”) for the purpose of furnishing a revised Exhibit 23.1 to correct a scrivener's error in the date of such exhibit.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 18, 2015	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer