Form 10-Q
period 2015-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2015-05-11
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 8, 2015 was 22,225,924.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
Assets

Real estate
Land	$86,434,683	$79,272,457
Building and improvements	431,348,175	377,030,987
Tenant improvements	3,232,506	3,240,784
Furniture, fixtures, and equipment	50,155,356	36,864,668
Construction in progress	268,613	66,647
Gross real estate	571,439,333	496,475,543
Less: accumulated depreciation	(31,720,212)	(26,388,066)
Net real estate	539,719,121	470,087,477
Real estate loans, net of deferred fee income ($21,536,641 and $20,313,722 carried at fair value)	141,986,808	128,306,697
Real estate loans to related parties, net	30,273,403	24,924,976
Total real estate and real estate loans, net	711,979,332	623,319,150

Cash and cash equivalents	7,614,793	3,113,270
Restricted cash	4,682,937	4,707,865
Notes receivable	9,908,893	14,543,638
Note receivable and revolving line of credit from related party	15,807,114	14,153,922
Accrued interest receivable on real estate loans	8,855,896	8,038,447
Acquired intangible assets, net of amortization of $19,470,022 and $17,030,176	11,629,424	12,702,980
Deferred loan costs, net of amortization of $1,966,396 and $1,618,858	5,500,930	5,107,068
Deferred offering costs	5,981,954	6,333,763
Tenant receivables (net of allowance of $187,621 and $103,452) and other assets	6,904,984	4,390,309

Total assets	$788,866,257	$696,410,412

Liabilities and equity

Liabilities
Mortgage notes payable	$404,525,906	$354,418,668
Revolving line of credit	—	24,500,000
Term loan	19,000,000	—
Real estate loan participation obligation	11,314,528	7,990,798
Accounts payable and accrued expenses	5,423,293	4,941,703
Accrued interest payable	1,154,157	1,116,750
Dividends and partnership distributions payable	5,041,220	4,623,246
Acquired below market lease intangibles, net of amortization of $842,212 and $660,259	5,710,683	5,935,931
Security deposits and other liabilities	1,604,063	1,301,442
Total liabilities	453,773,850	404,828,538

Commitments and contingencies (Note 12)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 989,408 shares authorized;
244,812 and 193,334 shares issued; 243,887 and 192,846 shares
outstanding at March 31, 2015 and December 31, 2014, respectively	2,439	1,928
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
22,131,190 and 21,403,987 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	221,312	214,039
Additional paid in capital	345,307,073	300,576,349
Accumulated deficit	(12,053,082)	(11,297,852)
Total stockholders' equity	333,477,742	289,494,464
Non-controlling interest	1,614,665	2,087,410
Total equity	335,092,407	291,581,874

Total liabilities and equity	$788,866,257	$696,410,412

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Rental revenues	$13,141,120	$5,869,291
Other property revenues	1,969,767	645,042
Interest income on loans and notes receivable	4,875,086	4,293,442
Interest income from related party	1,358,542	432,307
Total revenues	21,344,515	11,240,082

Operating expenses:
Property operating and maintenance	2,079,359	912,549
Property salary and benefits reimbursement to related party	1,117,573	625,261
Property management fees (including $480,051 and $258,121 to related parties)	570,406	262,121
Real estate taxes	2,076,677	659,049
General and administrative	458,204	188,839
Equity compensation to directors and executives	590,308	444,222
Depreciation and amortization	7,945,428	2,308,526
Acquisition and pursuit costs (including $47,005 and $0 to related party)	423,592	188,031
Acquisition fees to related parties	760,300	57,268
Asset management fees to related party	1,350,890	688,749
Insurance, professional fees and other expenses	705,552	393,971
Total operating expenses	18,078,289	6,728,586

Asset management and general and administrative expense fees deferred	(345,960)	—

Net operating expenses	17,732,329	6,728,586

Operating income	3,612,186	4,511,496
Interest expense	4,377,115	1,715,651

Net (loss) income	(764,929)	2,795,845

Consolidated net loss (income) attributable to non-controlling interests	9,699	(38,862)

Net (loss) income attributable to the Company	(755,230)	2,756,983

Dividends declared to Series A preferred stockholders	(3,172,897)	(1,420,536)
Earnings attributable to unvested restricted stock	(6,863)	(4,678)

Net (loss) income attributable to common stockholders	$(3,934,990)	$1,331,769

Net (loss) income per share of Common Stock available to common stockholders:
Basic	$(0.18)	$0.09
Diluted	$(0.18)	$0.09

Dividends per share declared on Common Stock	$0.175	$0.16

Weighted average number of shares of Common Stock outstanding:
Basic	21,813,974	15,316,816
Diluted	21,813,974	15,562,608

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2015 and 2014
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2014	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719
Issuance of Units	122	—	12,157,658	—	12,157,780	—	12,157,780
Syndication and offering costs	—	—	(1,394,971)	—	(1,394,971)	—	(1,394,971)
Equity compensation to executives and directors	—	22	82,265	—	82,287	—	82,287
Conversion of Class A Units to Common Stock	—	941	504,540	—	505,481	(505,481)	—
Current period amortization of Class B Units	—	—	—	—	—	361,936	361,936
Net income	—	—	—	2,756,983	2,756,983	38,862	2,795,845
Reallocation adjustment to non-controlling interests	—	—	211,720	—	211,720	(211,720)	—
Distributions to non-controlling interests	—	—	—	—	—	(36,552)	(36,552)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(1,420,536)	—	(1,420,536)	—	(1,420,536)
Dividends to common stockholders ($0.16 per share)	—	—	(2,453,769)	—	(2,453,769)	—	(2,453,769)
Balance at March 31, 2014	$1,015	$153,908	$185,511,627	$(10,634,358)	$175,032,192	$1,112,547	$176,144,739

Balance at January 1, 2015	$1,928	$214,039	$300,576,349	$(11,297,852)	$289,494,464	$2,087,410	$291,581,874
Issuance of Units	515	—	51,468,556	—	51,469,071	—	51,469,071
Redemptions of Units	(4)	342	(51,279)	—	(50,941)	—	(50,941)
Issuance of Common Stock	—	5,479	5,487,828	—	5,493,307	—	5,493,307
Exercises of warrants	—	392	115,964	—	116,356	—	116,356
Syndication and offering costs	—	—	(6,269,925)	—	(6,269,925)	—	(6,269,925)
Equity compensation to executives and directors	—	18	98,382	—	98,400	—	98,400
Conversion of Class A Units to Common Stock	—	1,042	695,050	—	696,092	(696,092)	—
Current period amortization of Class B Units	—	—	—	—	—	491,908	491,908
Net loss	—	—	—	(755,230)	(755,230)	(9,699)	(764,929)
Reallocation adjustment to non-controlling interests	—	—	209,799	—	209,799	(209,799)	—
Distributions to non-controlling interests	—	—	—	—	—	(49,063)	(49,063)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(3,172,897)	—	(3,172,897)	—	(3,172,897)
Dividends to common stockholders ($0.175 per share)	—	—	(3,850,754)	—	(3,850,754)	—	(3,850,754)
Balance at March 31, 2015	$2,439	$221,312	$345,307,073	$(12,053,082)	$333,477,742	$1,614,665	$335,092,407

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net (loss) income	$(764,929)	$2,795,845
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation expense	5,340,425	1,894,411
Amortization expense	2,605,003	414,115
Amortization of above and below market leases	(183,431)	(5,723)
Deferred fee income amortization	(158,817)	(308,608)
Deferred loan cost amortization	347,538	140,658
(Increase) in accrued interest income on real estate loans	(817,449)	(972,181)
Equity compensation to executives and directors	590,308	444,222
Deferred cable income amortization	(4,936)	(2,734)
Changes in operating assets and liabilities:
Decrease in tenant receivables and other assets	279,136	307,425
Increase in accounts payable and accrued expenses	257,372	356,039
Increase (decrease) in accrued interest payable	37,407	(95,083)
Increase (decrease) in prepaid rents	193,338	(44,790)
Increase in security deposits and other liabilities	15,038	185,170
Net cash provided by operating activities	7,736,003	5,108,766

Investing activities:
Investments in real estate loans	(24,279,317)	(4,880,179)
Repayments of real estate loans	5,206,045	520,009
Notes receivable issued	(2,554,590)	(1,175,905)
Notes receivable repaid	7,195,294	164,743
Note receivable issued to and draws on line of credit by related party	(3,880,139)	(3,311,611)
Repayments of line of credit by related party	2,097,135	771,449
Acquisition fees received on real estate loans	439,428	21,576
Acquisition fees paid on real estate loans	(219,714)	(10,788)
Acquisition fees paid to real estate loan participants	(24,665)	—
Acquisition of properties	(76,230,876)	(5,701,393)
Additions to real estate assets - improvements	(466,840)	(299,765)
Payment of deposits for property acquisitions	(541,475)	—
Decrease (increase) in restricted cash	387,260	(150,961)
Net cash used in investing activities	(92,872,454)	(14,052,825)

Financing activities:
Proceeds from mortgage notes payable	50,778,000	13,357,000
Payments for mortgage debt	(670,762)	(13,000,000)
Payments for deposits and other mortgage loan costs	(830,311)	(415,241)
Proceeds from real estate loan participants	3,215,801	—
Proceeds from lines of credit	14,400,000	3,700,001
Payments on lines of credit	(38,900,000)	(1,082,220)
Proceeds from Term Loan	32,000,000	—
Repayment of the Term Loan	(13,000,000)	—
Proceeds from sales of Units, net of offering costs and redemptions	44,370,963	10,954,492
Proceeds from sales of Common Stock	5,381,848	—
Common Stock dividends paid	(3,697,436)	(2,451,697)
Series A Preferred Stock dividends paid	(2,931,927)	(1,354,344)
Distributions to non-controlling interests	(25,377)	(17,118)
Payments for deferred offering costs	(452,825)	(817,832)
Net cash provided by financing activities	89,637,974	8,873,041

Net increase (decrease) in cash and cash equivalents	4,501,523	(71,018)
Cash and cash equivalents, beginning of period	3,113,270	9,180,431
Cash and cash equivalents, end of period	$7,614,793	$9,109,413

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

	Three months ended March 31,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$3,992,132	$1,670,075

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$109,603	$113,377
Writeoff of fully depreciated or amortized assets and liabilities	$170,332	$—
Dividends payable - Common Stock	$3,850,754	$2,453,769
Dividends payable - Series A Preferred Stock	$1,141,403	$497,855
Partnership distributions payable to non-controlling interests	$49,063	$36,552
Accrued and payable deferred offering costs	$518,162	$478,671
Reclass of offering costs from deferred asset to equity	$985,679	$154,211
Fair value issuances of equity compensation	$1,965,549	$1,458,402
Offering cost reimbursement to related party	$132,354	$103,670

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
March 31, 2015

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of its assets in other real estate related investments such as owned grocery-anchored necessity retail properties, senior mortgage loans, subordinate loans or mezzanine debt secured by interests in grocery-anchored necessity retail properties, membership or partnership interests in grocery-anchored necessity retail properties and other grocery-anchored necessity retail related assets as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 7).

As of December 31, 2013, pursuant to the approval of the investment committee of the Manager, the Company entered into an exclusive marketing agreement with an outside firm to market for sale the combined phases of its Trail Creek multifamily community (Trail I and Trail II). The operating results of the community were classified as held for sale at December 31, 2013 and March 31, 2014. On June 20, 2014, again pursuant to approval of the investment committee of the Manager, the Company removed the Trail Creek community from held for sale classification. The Company's results of operations for the three month period ended March 31, 2014 have been restated to reflect the removal of Trail Creek from held for sale classification.

As of March 31, 2015, the Company had 22,131,190 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned units in the Operating Partnership which represented a weighted-average ownership percentage of 98.7% for the three-month period ended March 31, 2015. The number of partnership units not owned by the Company totaled 280,360 at March 31, 2015 and represented Class A Units of the Operating Partnership, or Class A Units. The Class A Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of the Company's grocery-anchored necessity retail properties.

Basis of Presentation

These unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The year end condensed balance sheet data was derived from audited financial statements, but does not include all the disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 16, 2015.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

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
Estimating the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount and capitalization rates, market absorption periods, and the number of years the property is held for investment. The use of unreasonable estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income. Acquired intangible assets and liabilities have no residual value.

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
March 31, 2015

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
March 31, 2015

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

Discontinued Operations

The Company evaluates all disposal groups for held-for-sale classification for which such disposal represents (or will represent) a strategic shift which will have a significant effect on the Company's results or operations and financial results. See discussion of the Company's adoption of ASU 2014-8 below.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this new guidance, a disposal of a component of an entity or a group of components of an entity shall only be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is to be applied prospectively for annual and interim periods beginning on or after December 31, 2014, with early adoption permitted. The Company adopted ASU 2014-8 on January 1, 2015. Early adoption was not permitted for assets that had previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for the Company’s Trail Creek multifamily community, which was reported as held for sale in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2013 and in the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014. The Company does not expect the adoption of this guidance to materially impact its financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is currently effective for interim and annual periods beginning after December

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

15, 2016, but the FASB is currently deliberating a delay in the effective date until annual periods beginning after December 15, 2017. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption. The Company is currently evaluating the impact this standard may have on its financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. The Company does not expect the adoption of ASU 2015-03 to materially impact its financial position or results of operations.

3. Real Estate Assets
The Company's real estate assets consisted of twelve multifamily communities with 3,846 total units and ten grocery-anchored necessity retail shopping centers with approximately 694,000 square feet of gross leasable area at March 31, 2015; at March 31, 2014, the Company owned six multifamily communities with 1,929 total units and one grocery-anchored necessity retail shopping center with approximately 66,000 square feet of gross leasable area.

On February 13, 2015, the Company completed the acquisition of the following multifamily communities, referred to collectively as the Houston Portfolio, for approximately $76.0 million, an amount which approximated the fair value of the acquired assets and assumed liabilities:

Seller	Property	Location	Units
Villas Fairfield Partners, LLC	Avenues at Cypress	Houston, Texas	240
Northpointe Investors, LLC	Avenues at Northpointe	Houston, Texas	280

			520

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

The Company allocated the purchase price to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Total Houston Portfolio
Land	$7,162,226
Buildings and improvements	54,217,075
Furniture, fixtures and equipment	13,078,872
Lease intangibles	1,571,827
Prepaids & other assets	150,326
Escrows	362,332
Accrued taxes	(212,601)
Security deposits, prepaid rents, and other liabilities	(99,181)

Net assets acquired	$76,230,876

Cash paid	$25,452,876
Mortgage debt	50,778,000

Total consideration	$76,230,876

Since the acquisition date of February 13, 2015, the Houston Portfolio contributed approximately $932,000 of revenue and $609,000 of net loss (primarily due to the incurrence of amortization expense related to intangible assets) to the Company's consolidated results for the three-month period ended March 31, 2015. The Company expensed acquisition costs of approximately $1,100,000 in conjunction with the Houston Portfolio acquisition. As of March 31, 2015, the weighted average remaining amortization period for the Houston Portfolio's intangible assets and liabilities is less than one year.

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

Woodstock Crossing contributed approximately $89,000 of revenue and approximately $37,000 of net income to the Company's consolidated results from the acquisition date of February 12, 2014 through March 31, 2014. The Company expensed acquisition costs of $228,046 in conjunction with the Woodstock Crossing acquisition.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

Amortization and depreciation expense consisted of:

	Three months ended March 31,
	2015	2014
Depreciation:
Buildings and improvements	$3,225,298	$942,746
Furniture, fixtures, and equipment	2,115,127	951,665
	5,340,425	1,894,411
Amortization:
Acquired intangible assets	2,603,813	412,924
Website development costs	1,190	1,191
Total depreciation and amortization	$7,945,428	$2,308,526

4. Acquired Intangible Assets and Liabilities

The Company recorded the following acquired lease intangible assets and liabilities and related accumulated amortization, as of
March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Multifamily	Retail	Total	Multifamily	Retail	Total
In-place leases	$17,408,851	$9,023,120	$26,431,971	$15,837,024	$9,221,651	$25,058,675
Above-market leases	—	479,298	479,298	—	479,883	479,883
Customer relationships	1,588,277	—	1,588,277	1,588,277	—	1,588,277
Lease origination costs	—	2,599,900	2,599,900	—	2,606,321	2,606,321
Acquired intangible assets	$18,997,128	$12,102,318	$31,099,446	$17,425,301	$12,307,855	$29,733,156

Less accumulated amortization of:
In-place leases	$(16,229,981)	$(1,300,475)	$(17,530,456)	$(14,351,922)	$(892,714)	$(15,244,636)
Above market leases	—	(91,028)	(91,028)	—	(49,795)	(49,795)
Customer relationships	(1,588,277)	—	(1,588,277)	(1,588,277)	—	(1,588,277)
Lease origination costs	—	(260,261)	(260,261)	—	(147,468)	(147,468)
Acquired intangible assets, net	$1,178,870	$10,450,554	$11,629,424	$1,485,102	$11,217,878	$12,702,980

Below market lease liability	$383,593	$6,169,302	$6,552,895	$383,593	$6,212,597	$6,596,190
Less: accumulated amortization	(383,593)	(458,619)	(842,212)	(383,593)	(276,666)	(660,259)
Below market lease liability, net	$—	$5,710,683	$5,710,683	$—	$5,935,931	$5,935,931

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

The net below market lease intangible liability balances are included in the acquired below market lease intangibles line and the acquired intangible assets line of the consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. The Company recognized amortization of acquired intangible assets and liabilities for the three-month periods ended March 31, 2015 and 2014 as follows:

	Three months ended March 31,
	2015			2014
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total
Intangible assets:
Leases in place	$1,878,059	$606,292	$2,484,351	$361,231	$9,520	$370,751
Above-market leases (1)	—	41,817	41,817	—	577	577
Customer relationships	—	—	—	39,270	2,903	$42,173
Lease origination costs	—	119,214	119,214	—	—	—
	$1,878,059	$767,323	$2,645,382	$400,501	$13,000	$413,501
Intangible liabilities:
Below-market leases (1)	$—	$225,248	$225,248	$—	$6,300	$6,300

(1) Amortization of above and below market lease intangibles are recorded as a decrease and an increase to rental revenue, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

5.     Real Estate Loans, Notes Receivable, and Line of Credit

At March 31, 2015, our portfolio of real estate loans consisted of:

	Project/Property	Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
	(1)

	Crosstown Walk	Tampa, FL	4/30/2013	11/1/2016	5/1/2018	$10,962,000	$25,900,000	8 / 6	(2)
	CityPark View	Charlotte, NC	9/6/2012	9/5/2017	N/A	10,000,000	$18,600,000	8 / 6	(2)
	City Vista	Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	14,147,515	$28,400,000	8 / 6	(2)
	Aster at Lely	Naples, FL	3/28/2013	2/28/2016	2/28/2018	12,713,242	$25,000,000	8 / 6	(2)
	Overton Rise	Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6	(2)
	Haven West	Atlanta, GA (3, 4)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6	(2)
	Haven 12	Starkville, MS (4, 5)	6/16/2014	11/30/2015	6/16/2017	6,116,384	$18,615,081	8.5 / 5.5	(6)
	Founders' Village	Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6	(6)
	Encore	Atlanta, GA (7)	11/18/2013	5/15/2015	N/A	16,026,525	N/A	8.5
	Palisades	Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(6)
	Fusion	Irvine, CA (7)	12/18/2013	5/31/2015	N/A	23,000,000	N/A	8.5 / 4.3	(6)
	Green Park	Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 4.33	(6)
	Stadium Village	Atlanta, GA (4, 8)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.33	(6)
	Summit Crossing III	Atlanta, GA	2/27/2015	2/26/2018	2/26/2020	7,246,400	$16,822,000	8.5 / 5	(6)
	Crosstown Walk II	Tampa, FL (9)	11/4/2014	6/30/2015	N/A	2,240,000	N/A	8.5 / 4.33	(6)
	Aldridge at Town Village	Atlanta, GA	1/27/2015	12/27/2017	12/27/2019	10,975,000	$28,338,937	8.5 / 5	(6)
	Haven Lubbock	Lubbock, TX (4, 10)	1/15/2015	4/14/2015	N/A	4,950,000	N/A	8.5 / 4.33	(6)

						$196,423,228

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "Crosstown Walk" - Iris Crosstown Partners LLC; "CityPark View" - Oxford City Park Development LLC; "City Vista" - Oxford City Vista Development LLC; "Aster at Lely" - Lely Apartments LLC; "Overton Rise" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Haven 12" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Palisades" - Oxford Palisades Apartments LLC; "Fusion" - 360 - Irvine, LLC; "Green Park" - Weems Road Property Owner, LLC; "Stadium Village" - Haven Campus Communities - Kennesaw, LLC; "Summit Crossing III" - Oxford Forsyth Development, LLC; "Crosstown Walk II" - Iris Crosstown Apartments II, LLC; "Aldridge at Town Village" - Newport Town Village Holdings, LLC and "Haven Lubbock" - Haven Campus Communities Lubbock, LLC.

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

(8)	Mezzanine loan in support of a planned 198-unit,792-bed student housing community adjacent to the campus of Kennesaw State University.
(9)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a second phase adjacent to the Crosstown Walk multifamily community development in Tampa, Florida.
(10)	A planned 217-unit, 732-bed student housing community adjacent to the campus of Texas Tech University. See note 17.

The Palisades, Green Park, Stadium Village and Founders' Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Fusion, Crosstown Walk II and Haven Lubbock loans are also collateralized by the acquired land. The Haven West and Stadium Village loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

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

	As of March 31, 2015				Carrying amount as of
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	March 31, 2015	December 31, 2014
Project/Property

Crosstown Walk	$10,962,000	$219,240	$109,620	$(24,111)	$10,937,889	$10,862,615
CityPark View	10,000,000	200,000	100,000	(43,015)	9,956,985	9,951,728
City Vista	14,051,272	282,930	141,465	(53,113)	13,998,159	13,708,474
Aster at Lely	12,033,668	254,265	127,133	(33,151)	12,000,517	12,330,262
Overton Rise	16,167,585	332,079	166,040	(62,476)	16,105,109	15,773,937
Haven West	6,784,167	138,816	69,408	(24,546)	6,759,621	6,753,917
Haven 12	5,650,904	122,328	61,164	(18,366)	5,632,538	5,506,157
Founders' Village (1)	9,866,000	197,320	98,660	(32,902)	9,833,098	9,804,058
Encore	14,115,725	320,531	160,265	—	14,115,725	11,966,456
Palisades (1)	15,552,413	321,400	160,700	(8,820)	15,543,593	14,374,036
Fusion	21,536,641	460,000	230,000	—	21,536,641	20,313,722
Green Park (1)	6,203,700	269,287	134,644	(38,108)	6,165,592	4,602,691
Stadium Village (1)	12,952,385	268,500	134,250	(13,596)	12,938,789	12,664,902
Summit Crossing III	4,159,561	144,928	72,464	(58,265)	4,101,296	2,393,639
Crosstown Walk II	2,240,000	44,800	22,400	(3,661)	2,236,339	2,225,079
Aldridge at Town Village	5,557,501	219,500	109,750	(101,636)	5,455,865	—
Haven Lubbock	4,950,000	99,000	49,500	(7,545)	4,942,455	—

	$172,783,522	$3,894,924	$1,947,463	$(523,311)	$172,260,211	$153,231,673

(1) 25% of the net amount collected by the Company as an Acquisition fee was paid to the associated loan participant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its mezzanine loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion
Project/Property	Begin	End

Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342
CityPark View	11/1/2015	3/31/2016	$30,945,845	284
City Vista	2/1/2016	5/31/2016	$43,560,271	272
Aster at Lely (1)	4/1/2016	8/30/2016	$43,500,000	308
Overton Rise	7/8/2016	12/8/2016	$51,500,000	294
Haven West	8/1/2016	1/31/2017	$26,138,466	160
Haven 12	9/1/2016	11/30/2016	(2)	152
Founders' Village	2/1/2016	9/15/2016	$44,266,000	247
Encore	N/A	N/A	N/A	340
Palisades	3/1/2017	7/31/2017	(2)	304
Fusion	N/A	N/A	N/A	280
Green Park	11/1/2017	2/28/2018	(2)	310
Stadium Village	9/1/2016	11/30/2016	(2)	198
Summit Crossing III	8/1/2017	11/30/2017	(2)	172
Crosstown Walk II	N/A	N/A	N/A	180
Aldridge at Town Village	11/1/2017	2/28/2018	(2)	300
Haven Lubbock (3)	N/A	N/A	N/A	217

				4,360

(1) Williams Opportunity Fund, LLC is an equity investor in this project. See note 7.
(2) The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 30 and 60 basis points, depending on the loan.
(3) See note 17.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

At March 31, 2015, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				3/31/2015	12/31/2014

360 Residential, LLC	3/20/2013	6/30/2016	$2,000,000	$1,144,686	$1,107,348	12%	(1)
TPKG 13th Street Development, LLC (2)	5/3/2013	N/A	—	—	5,605,178	N/A
Preferred Capital Marketing Services, LLC (3)	1/24/2013	12/31/2016	1,500,000	1,500,000	1,500,000	10%
Riverview Associates, Ltd.	12/17/2012	6/30/2015	1,300,000	300,000	300,000	8%	(4)
Pecunia Management, LLC	11/16/2013	11/15/2015	200,000	200,000	200,000	10%
Oxford Contracting LLC	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%	(5)
Preferred Apartment Advisors, LLC (3)	8/21/2012	12/31/2016	12,000,000	10,259,121	9,128,038	8%	(6)
Haven Campus Communities, LLC	6/11/2014	6/30/2016	5,400,000	4,059,666	3,540,099	12%	(5)
Oxford Capital Partners, LLC	6/27/2014	6/30/2016	5,925,000	4,656,874	4,029,737	12%	(7)
Newport Development Partners, LLC	6/17/2014	6/30/2016	3,000,000	2,160,560	1,860,560	12%	(5)

Unamortized loan fees				(39,900)	(48,400)

			$32,825,000	$25,716,007	$28,697,560

(1) Revolving credit line which is an amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) The outstanding balance of this loan was fully repaid as of February 11, 2015.
(3)See related party disclosure in Note 7.
(4) The amounts payable under the terms of this promissory note are collateralized by an assignment of project documents and guaranties of payment and performance by the principal of the borrower.
(5) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(6) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the fourth amended and restated management agreement, or Management Agreement, between the Company and the Manager.

(7) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $1,000,000 are collateralized by a personal guaranty of repayment by the principals of the borrower.

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
The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended March 31,
	2015	2014
Real estate loans:
Current interest payments	$3,383,875	$2,295,963
Additional accrued interest	2,003,480	1,514,161
Deferred loan fee revenue	150,319	308,457

Total real estate loan revenue	5,537,674	4,118,581
Interest income on notes and lines of credit	695,954	607,168

Interest income on loans and notes receivable	$6,233,628	$4,725,749

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

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
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the CityPark View, City Vista, Overton Rise, Crosstown Walk, Aster at Lely, Haven West, and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2015 of approximately $79.9 million. The maximum aggregate amount of loans to be funded as of March 31, 2015 was approximately $81.7 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, CityPark View, City Vista, Founders' Village, Palisades, Encore, Summit Crossing III and Crosstown Walk II real estate loans, the promissory note from Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $87.1 million (with a total commitment amount of $95.7 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of March 31, 2015.

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Overton Rise, Haven West, Encore, Green Park, Stadium Village, Summit Crossing III and Aldridge at Town Village real estate loans, all of which are partially supporting proposed multifamily communities and student housing projects in or near Atlanta, Georgia. The drawn amount of these loans as of March 31, 2015 totaled approximately $65.9 million (with a total commitment amount of approximately $84.7 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

The borrowers and guarantors behind the Crosstown Walk, CityPark View, City Vista, Founders' Village, Palisades, Encore, Summit Crossing III and Crosstown Walk II real estate loans, the promissory note to Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $2.7 million and $1.9 million for the three-month periods ended March 31, 2015, and 2014, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

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

As of March 31, 2015, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $23.8 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $8.1 million. As of March 31, 2015, the Company had issued 244,812 Units from which we realized net proceeds of approximately $220.8 million after commissions and other costs.  A total of 925 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 24.8% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. The Company cumulatively recognized approximately 29.3% of the approximate $8.1 million deferred to date, or approximately $2.4 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $5.7 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at March 31, 2015.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

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

On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $547,000 as of March 31, 2015, of which approximately $259,000 are reflected as deferred offering costs in the asset section of the consolidated balance sheet at March 31, 2015. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through March 31, 2015, the Company sold approximately 6.5 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $54.4 million.
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
March 31, 2015

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Executive Vice President, Chief Accounting Officer and Treasurer are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of Williams Opportunity Fund, LLC, or WOF, as well as Williams Realty Fund I, LLC, or WRF.

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf. The following table details Manager fees recognized, net of deferrals, as described below.

		Three months ended March 31,
Type of Compensation	Basis of Compensation	2015	2014

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$955,349	$68,056
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	664,305	466,868
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	472,092	262,121
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	348,585	221,881

		$2,440,331	$1,018,926

Included in the acquisition and pursuit costs line of the statement of operations for the three months ended March 31, 2014 is a fee in the amount of $28,634 paid to Joel T. Murphy in connection with one grocery-anchored necessity retail shopping center acquisition prior to Mr. Murphy becoming a director of the Company and the Chief Executive Officer of New Market Properties, LLC.

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of approximately $345,960 of combined asset management and general and administrative expense fees related to the acquired properties during the three months ended March 31, 2015 and $678,305 cumulatively have been deferred by the Manager. The Company will recognize any deferred fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of March 31, 2015, the Company determined that there was insufficient evidence to support recognition of these deferred fees; therefore, the Company has not recognized any expense for the amounts deferred.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended March 31,
2015	2014
$1,117,573	$625,261

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $250,290 and $109,120 for the three-month periods ended March 31, 2015 and 2014, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

The Company's Haven West, Haven 12, Haven Lubbock and Stadium Village real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

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

The Company did not incur any of these other potential fees during the three-month periods ended March 31, 2015 or 2014.

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

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

2015			2014
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2015	192,607	$984,217	January 31, 2014	89,313	$454,344
February 27, 2015	206,007	1,047,189	February 28, 2014	93,005	468,337
March 31, 2015	223,699	1,141,491	March 31, 2014	98,200	497,855

	Total	$3,172,897		Total	$1,420,536

The Company's dividend activity on its Common Stock for the three-month periods ended March 31, 2015 and 2014 was:

2015				2014
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 13, 2015	22,004,309	$0.175	$3,850,754	March 14, 2014	15,336,059	$0.16	$2,453,769

The holders of Class A Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At March 31, 2015, the Company had 280,360 Class A Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2015			2014
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
February 5, 2015	April 22, 2015	$49,063	February 6, 2014	April 22, 2014	$36,552

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

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

On May 9, 2013, the Company's stockholders approved the second amendment to the 2011 Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan to 1,317,500 and to extend the expiration date of the 2011 Plan to December 31, 2016.

Equity compensation expense by award type for the Company was:

	Three months ended March 31,		Unamortized expense as of March 31,
	2015	2014	2015

Quarterly board member committee fee grants	$17,909	$17,928	$—
Class B Unit awards:
Executive officers - 2013	—	2,318	—
Executive officers - 2014	3,825	359,617	—
Executive officers - 2015	488,083	—	1,465,965
Restricted stock grants:
2013	—	64,359	—
2014	80,491	—	26,830

Total	$590,308	$444,222	$1,492,795

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
March 31, 2015

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant. Details concerning these grants were:

Grant date	Number of shares	Fair value per share	Total fair value

2/6/2014	2,241	$8.00	$17,928
2/5/2015	1,782	$10.05	$17,909

Class B Units

On January 2, 2013, pursuant to the limited partnership agreement of the Operating Partnership, the Company granted 142,046 Class B Units of the Operating Partnership, or Class B Units, to certain of its executive officers as compensation for service to be rendered during 2013. On January 2, 2014, the Company granted 239,556 Class B Units for service to be rendered during 2014. On January 2, 2015, the Company granted 285,997 Class B Units for service to be rendered during 2015.

The Class B Units become Vested Class B Units at the Initial Valuation Date, which is one year from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested Class B Units become earned Class B Units and automatically convert into Class A Units of the Operating Partnership (as long as the capital accounts have achieved economic equivalence), which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock on a one-to-one basis at the option of the holder. Vested Class B Units may become Earned Class B Units on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested Class B Units that do not become Earned Class B Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B Units become Earned Class B Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B Units to qualify to become fully Earned Class B Units.

Because of the market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On January 2, 2014, 131,464 of the 142,046 outstanding Class B Units for 2013 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership. The remaining 10,582 unvested 2013 Class B Units became vested and earned and automatically converted to Class A Units of the Operating Partnership on June 30, 2014. On January 2, 2015, the 239,556 outstanding Class B Units for 2014 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

The underlying valuation assumptions and results for the Class B Unit awards were:

Grant dates	1/2/2015	1/2/2014
Stock price	$9.21	$8.05
Dividend yield	7.60%	8.12%
Expected volatility	30.13%	32.72%
Risk-free interest rate	2.55%	3.80%

Derived service period (years)	1.0	1.0

Number of Units granted	285,997	239,556

Calculated fair value per Unit	$6.81	$5.94

Total fair value of Units	$1,947,640	$1,422,963

Target market threshold increase	$2,629,000	$1,959,000

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.175 for the 2015 awards and $0.16 for the 2014 awards.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

10. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

		Principal balance as of				Interest only through date (1)
	Acquisition/ refinancing date	March 31, 2015	December 31, 2014	Maturity date	Fixed interest rate

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	4.22%	7/1/2020
Stone Rise	7/3/2014	25,187,000	25,187,000	8/1/2019	2.89%	8/31/2015
Summit Crossing	4/21/2011	20,604,085	20,685,760	5/1/2018	4.71%	5/31/2014
Summit Crossing secondary financing	8/28/2014	5,207,914	5,229,386	9/1/2019	4.39%	N/A
Summit II	3/20/2014	13,357,000	13,357,000	4/1/2021	4.49%	4/30/2019
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%	2/28/2018
Ashford Park secondary financing	8/28/2014	6,604,045	6,632,542	2/1/2020	4.13%	N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%	2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%	2/28/2018
Enclave	9/26/2014	24,862,000	24,862,000	10/1/2021	3.68%	10/31/2017
Sandstone	9/26/2014	32,037,757	32,200,225	10/1/2019	3.18%	N/A
Stoneridge	9/26/2014	27,718,784	27,859,349	10/1/2019	3.18%	N/A
Vineyards	9/26/2014	34,775,000	34,775,000	10/1/2021	3.68%	10/31/2017
Avenues at Cypress	2/13/2015	22,900,000	—	9/1/2022	3.43%	N/A
Avenues at Northpointe	2/13/2015	27,878,000	—	3/1/2022	3.16%	3/31/2017
Spring Hill Plaza	9/5/2014	9,900,000	9,900,000	10/1/2019	3.36%	10/31/2015
Parkway Town Centre	9/5/2014	7,200,000	7,200,000	10/1/2019	3.36%	10/31/2015
Woodstock Crossing	8/8/2014	3,126,234	3,138,389	9/1/2021	4.71%	N/A
Deltona Landings	9/30/2014	7,180,801	7,215,551	10/1/2019	3.48%	N/A
Powder Springs	9/30/2014	7,576,983	7,613,650	10/1/2019	3.48%	N/A
Kingwood Glen	9/30/2014	12,014,223	12,072,363	10/1/2019	3.48%	N/A
Barclay Crossing	9/30/2014	6,754,905	6,787,594	10/1/2019	3.48%	N/A
Sweetgrass Corner	9/30/2014	8,182,512	8,221,429	10/1/2019	3.58%	N/A
Parkway Centre	9/30/2014	4,704,663	4,727,430	10/1/2019	3.48%	N/A
Salem Cove	10/6/2014	9,600,000	9,600,000	11/1/2024	4.21%	11/30/2016

Total		$404,525,906	$354,418,668

(1) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 30-year amortization period through the maturity date.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

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
The Third Modification Agreement increased the Company's borrowing capacity on the Revolving Line of Credit from $40 million to $45 million and extended the maturity date to July 1, 2015. Once the Company's operating real estate assets exceeded $300 million, the borrowing capacity was increased to $50 million.
On February 12, 2015, the Company entered into a $32 million term loan with Key Bank National Association under the Credit Facility, or the Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan matures on May 12, 2015, with options to extend the maturity date as far as November 12, 2015, and accrues interest at a rate of LIBOR plus 4.0% per annum and, if the loan is extended, the rate increases to LIBOR plus 4.5% per annum.

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
As of March 31, 2015, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $250,000,000	(2)	$335,092,407
Debt yield	Minimum 8.25%		8.92%
Payout ratio	Maximum 95%	(3)	80.7%
Total leverage ratio	Maximum 60%		53.8%
Debt service coverage ratio	Minimum 1.50x		2.74X

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $250 million plus 75% of the net proceeds of any equity offering, which totaled $272,469,054 as of March 31, 2015.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended March 31, 2015, the maximum dividends and distributions allowed under this covenant was $26,381,000.

Loan fees and closing costs for the establishment and subsequent amendments of the Revolving Line of Credit, the Term Loan, as well as the mortgage debt on the Company's multifamily communities, are amortized using the interest method over the lives of the loans. At March 31, 2015, aggregate unamortized loan costs were approximately $5.5 million, which will be amortized over a weighted average remaining loan life of approximately 5.2 years. The weighted average interest rate for the Revolving Line of Credit was 4.0% for the three-month period ended March 31, 2015. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.35% per annum.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments, including its line of credit as of March 31, 2015 were:

Period	Future principal payments
2015	$21,472,007
2016	4,078,605
2017	4,974,126
2018	26,501,099
2019	146,083,872
thereafter	220,416,197

Total	$423,525,906
11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the three month periods ended March 31, 2015 and 2014.

12. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. The amount guarantied by the Company is $6.1 million and is reduced by $489,000 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. The Company has guarantied up to $405,000 on these credit cards.
On January 27, 2015, the Company entered into a purchase agreement to acquire a multifamily community located in Sarasota, Florida representing 237 units, for a purchase price of approximately $47.4 million. There can be no assurance that this transaction will close.
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

Retail - consists of the Company's portfolio of owned grocery-anchored necessity retail shopping centers.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

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

	March 31, 2015	December 31, 2014

Assets:
Multifamily communities	$442,679,007	$371,449,943
Financing	206,869,112	189,984,602
Retail	124,370,639	125,735,073
Other	14,947,499	9,240,794
Consolidated assets	$788,866,257	$696,410,412

Total capitalized expenditures of $441,329 and $264,370 (excluding the purchase price of acquisitions and including construction in progress) were recorded for the three months ended March 31, 2015 and 2014, respectively, attributable to the Company’s multifamily communities segment. Total capitalized expenditures of $137,722 and $35,420 attributable to the retail segment were recorded for the three-month periods ended March 31, 2015 and 2014, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

	Three months ended March 31,
	2015	2014
Revenues

Multifamily communities	$12,134,492	$6,425,448
Financing	6,233,628	4,725,749
Retail	2,976,395	88,885
Consolidated revenues	$21,344,515	$11,240,082

Segment net operating income (Segment NOI)

Multifamily communities	$6,645,239	$3,765,857
Financing	6,233,628	4,725,749
Retail	2,069,329	67,462

Consolidated segment net operating income	14,948,196	8,559,068

Interest expense:
Multifamily communities	2,871,898	1,329,024
Retail	774,492	—
Financing	730,725	386,627
Depreciation and amortization:
Multifamily communities	6,373,642	2,278,493
Retail	1,571,786	30,033
Professional fees	378,799	273,848
Management fees, net of deferrals	1,004,930	688,749
Acquisition costs:
Multifamily communities	1,169,386	70,044
Retail	14,506	175,255
Equity compensation to directors and executives	590,308	444,222
Other	232,653	86,928

Net (loss) income	$(764,929)	$2,795,845

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended March 31,
	2015	2014
Numerator:
Net (loss) income	$(764,929)	$2,795,845
Net loss (income) attributable to non-controlling interests	9,699	(38,862)
Net (loss) income attributable to the Company	(755,230)	2,756,983
Dividends declared to Series A preferred stockholders (A)	(3,172,897)	(1,420,536)
Earnings attributable to unvested restricted stock (B)	(6,863)	(4,678)
Net (loss) income available to common stockholders	$(3,934,990)	$1,331,769

Denominator:
Weighted average number of shares of Common Stock - basic	21,813,974	15,316,816
Effect of dilutive securities: (C)
Warrants	—	—
Class B Units	—	216,555
Unvested restricted stock	—	29,237
Weighted average number of shares of Common Stock - diluted	21,813,974	15,562,608

Net (loss) income per share of Common Stock available to common stockholders:
Basic	$(0.18)	$0.09
Diluted	$(0.18)	$0.09

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 243,887 and 101,486 outstanding shares of Series A Preferred Stock at March 31, 2015 and 2014, respectively.

(B) The Company's outstanding unvested restricted share awards (39,216 and 29,016 shares of Common Stock at March 31, 2015, and 2014, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss attributable to common stockholders for the three-month period ended March 31, 2015, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expired on March 31, 2015, and warrants outstanding from issuances of Units that are potentially exercisable into 4,856,600 shares of Common Stock, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results, assuming the acquisitions of Salem Cove, Parkway Town Centre, Spring Hill Plaza, the Dunbar Portfolio and the Sunbelt Portfolio were hypothetically acquired on January 1, 2014 and the Houston Portfolio was hypothetically acquired February 1, 2014, were:

	Three months ended March 31,
	2015	2014
Pro forma:
Revenues	$23,129,808	$18,338,266

Net income (loss)	$1,643,672	$(7,151,394)

Net income (loss) attributable to the Company	$1,622,836	$(7,051,989)

Net loss attributable to common stockholders	$(1,556,924)	$(8,477,203)

Net income loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.07)	$(0.51)

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	21,813,974	16,766,816

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

	As of March 31, 2015
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$181,116,107	$186,800,537	$—	$—	$186,800,537
Notes and line of credit receivable	25,716,007	25,716,007	—	—	25,716,007

	$206,832,114	$212,516,544	$—	$—	$212,516,544
Financial Liabilities:
Mortgage notes payable	$404,525,906	$414,634,810	$—	$—	$414,634,810
Term loan	19,000,000	19,000,000	—	—	19,000,000
Loan participation obligations	11,314,528	11,909,158	—	—	11,909,158

	$434,840,434	$445,543,968	$—	$—	$445,543,968

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2015

	As of December 31, 2014
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$161,268,255	$166,583,953	$—	$—	$166,583,953
Notes and line of credit receivable	28,697,560	28,697,560	—	—	28,697,560
	$189,965,815	$195,281,513	$—	$—	$195,281,513
Financial Liabilities:
Mortgage notes payable	$354,418,668	360,557,496	$—	$—	$360,557,496
Revolving credit facility	24,500,000	24,500,000	—	—	24,500,000
Loan participation obligations	7,990,798	8,399,069	—	—	8,399,069
	$386,909,466	$393,456,565	$—	$—	$393,456,565

(1) The carrying value of real estate loans includes the Fusion loan of $21,536,641 and $20,313,722 at March 31, 2015 and December 31, 2014, respectively, for which the Company elected the fair value option on a recurring basis. The change in fair value from December 31, 2014 to March 31, 2015 was due to additional draws on the loan. The carrying value of real estate assets includes the Company's balance of the Palisades, Green Park, and Stadium Village real estate loans, as well as the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. The carrying value of real estate loans includes accrued interest of $8,855,896 and $8,036,582 as of March 31, 2015 and December 31, 2014, respectively.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at March 31, 2015, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects. At the date of the Fusion loan, the Company elected the fair value option as the carrying amount of the loan. The significant unobservable input into this level 3 fair value assessment classification includes a remote possibility of realization of the $2.0 million exit fee. Because the interest rate of the loan approximated market rates for similar loans, and due to the short term nature of the loan, the Company determined that the face amount of the loan approximated its fair market value.

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

17. Subsequent Events

Between April 1, 2015 and April 30, 2015, the Company issued 23,703 Units and collected net proceeds from these issuances of approximately $21.4 million after commissions and fees under its Follow-on Offering.

On April 9, 2015, the Company converted its bridge loan to a mezzanine loan of up to approximately $15.6 million to partially finance a planned student housing project located in Lubbock, Texas. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5% per annum.

On April 17, 2015, the Company originated a bridge loan of up to $2.9 million to fund predevelopment costs for a proposed 158-unit student housing project adjacent to the University of South Florida in Tampa, Florida. The loan pays current monthly interest of 10.0% per annum.

On April 29, 2015, the Company declared a Common Stock dividend of $0.18 per share for the second quarter 2015, which represents a 44% overall growth rate from our initial Common Stock dividend of $0.125 per share, or approximately 11.1% on an annualized basis since June 30, 2011.

On May 1, 2015, the Company originated a mezzanine loan of up to approximately $15.5 million to partially finance a planned 250-unit student housing project located adjacent to Baylor University in Waco, Texas. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5.0% per annum.

On May 7, 2015, the Company granted a total of 30,133 shares of restricted stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $10.62 and total compensation cost in the amount of $320,012 will be recognized on a straight-line basis over the one year period ending on the first anniversary of the grant date.

On May 7, 2015, the Company granted 564 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this immediate-vesting award was $10.62, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $5,990 was recorded in full at the grant date.

On May 7, 2015, the Company's stockholders approved the third amendment to the 2011 Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan to 2,617,500 and to extend the expiration date of the 2011 Plan to December 31, 2019.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the first quarter 2015, we acquired two multifamily communities located in the Houston, Texas market, representing an aggregate of 520 units, for an aggregate purchase price of approximately $76.0 million. We now own 3,846 multifamily units, with an additional potential 4,360 units under construction through our mezzanine loan program. There can be no assurance that these acquisitions in fact will occur.

As of March 31, 2015, we owned ten grocery-anchored necessity retail shopping centers with approximately 694,000 square feet of gross leasable area.

During the first quarter 2015, we originated one mezzanine loan of up to $10,975,000 million to partially finance a planned 300-unit multifamily community located in Atlanta, Georgia and also converted our Summit Crossing III bridge loan to a mezzanine loan of up to approximately $7.2 million to partially finance a 172-unit planned third phase of our Summit Crossing multifamily community. As of March 31, 2015, our real estate loan portfolio consisted of 13 mezzanine loans and four bridge loans supporting 17 planned multifamily communities and student housing projects. These loans represent a total commitment amount of approximately $196.4 million and 4,360 potential additional units.

During the first quarter 2015, we issued 51,478 Units and collected net proceeds of approximately $46.3 million from our Follow-On Offering and issued 547,862 shares of Common Stock at an average price of approximately $10.03 and collected net proceeds of approximately $5.4 million from our at the market offering, or ATM Offering, through MLV & Co. LLC as our sales agent under our Shelf Registration Statement.

Forward-looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "goals," "guidance," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.

General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make bridge and mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our assets in other real estate related investments such as grocery-anchored necessity retail properties, senior mortgage loans, subordinate loans or mezzanine debt secured by interests in grocery-anchored necessity retail properties, membership or partnership interests in grocery-anchored necessity retail properties and other grocery-anchored necessity retail related assets as determined by our Manager as appropriate for us.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 98.7% interest as of March 31, 2015. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored necessity retail properties.

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

                We believe that the grocery-anchored necessity retail sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that improving macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored retail shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers that are all generally located in Sun Belt and Texas markets are well-positioned to have solid operating fundamentals.

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae (the GSEs) with excellent access to investor capital.  Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment despite recent volatility.   Recently, the GSEs have run into an issue regarding their ability to lend.  The regulator, the Federal Housing and Finance Association (FHFA), has an approximate $30 billion cap on new production for both agencies for 2015.  Given the current volume of business, it could well be the case that they reach that cap before the end of the year and as early as August.  If FHFA does not provide relief under the cap for the agencies and loan demand continues to be high, it could well be the case that financing for acquisitions becomes more expensive through the end of 2015.  We would expect other market participants to step in to the void the agencies would leave but the cost could increase and underwriting could become stricter.

We believe the combination of continued high construction mortgage underwriting standards as compared to before the recent financial crisis, coupled with continued hesitance and reluctance among many prospective homebuyers to believe the net benefits of home ownership are greater than the flexibility offered through renting will continue to work in the existing multifamily sector's favor, resulting in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.  We also believe there will be a continued increase in demand for multifamily rental housing due to the ongoing entry of the domestic echo-boomer generation, the sons and daughters of the baby-boom generation, into the workforce  resulting in an increase in demand for rental housing.   Finally, we believe a continuation of the current declining homeownership rate trend in the United States would also result in increased demand for multifamily rental housing.

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

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity. Under this new guidance, a disposal of a component of an entity or a group of components of an entity shall only be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is to be applied prospectively for annual and interim periods beginning on or after December 31, 2014, with early adoption permitted. The Company adopted ASU 2014-8 on January 1, 2015. Early adoption is not permitted for assets that have previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for our Trail Creek multifamily community, which was reported as held for sale in our Annual Report on Form 10-K for the twelve-month period ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014. We do not expect the adoption of this guidance to materially impact our financial position or results of operations.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. We do not expect the adoption of ASU 2015-03 to materially impact our financial position or results of operations.

Results of Operations

The highlights of our first quarter 2015 operating results included:

•
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, or NFFO, was $5,202,103, or $0.24 per share for the first quarter 2015, compared to $0.25 per share for the first quarter 2014. This $0.01 per share reduction year over year primarily is due to a delay by our third party developers in closing several senior construction loans for which we expected to provide mezzanine financing. We anticipated the revenue from these mezzanine financings would replace real estate-related loans paid off in the fourth quarter 2014 and first quarter 2015. We currently expect these transactions to close in the second and third quarters 2015.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, increased to $4,940,346, or $0.22 per share for the first quarter 2015, an increase of 10.0% on a per share basis from our AFFO result of $3,060,633, or $0.20 per share for the first quarter 2014. This increase year over year primarily is due to the collection of approximately $1.2 million of deferred interest on the Aster at Lely mezzanine loan. AFFO is calculated after deductions for all preferred dividends.

•
As of March 31, 2015, our total assets were approximately $788.9 million, an increase of approximately $433.5 million, or 122% compared to our total assets of approximately $355.3 million at March 31, 2014.

•	Total revenues for the first quarter 2015 were approximately $21.3 million, an increase of approximately $10.1 million, or 90%, compared to approximately $11.2 million for the first quarter 2014.

•
Our Common Stock dividend of $0.175 per share for the first quarter 2015 represents a 40% overall growth rate from our initial Common Stock dividend of $0.125 per share, or approximately 10.8% on an annualized basis since June 30, 2011.

•	At March 31, 2015, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was 53.0%.

•	For the first quarter 2015, our average multifamily physical occupancy was 94.2% and our retail portfolio was 95.1% leased as of March 31, 2015.

•
For the first quarter 2015, our NFFO payout ratio to our Common Stockholders and Unitholders was approximately 75.0% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 78.9%. (2)

•
For the first quarter 2015, our NFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 37.9% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 39.1%. (2)

•
On January 27, 2015, we originated a mezzanine loan of up to $10,975,000 to partially finance a planned 300-unit multifamily community located in Atlanta, Georgia. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5% per annum.

•
Also on January 27, 2015, we entered into a purchase agreement to acquire a multifamily community located in Sarasota, Florida representing 237 units, for a purchase price of approximately $47.4 million.

•
On February 13, 2015, we acquired two multifamily communities located in Houston, Texas representing 520 units, for an aggregate purchase price of approximately $76.0 million. With the closing of the Sarasota acquisition referenced above and upon completion of all the projects and assuming the exercise of all potential purchase options within our real estate loan portfolio, we would own 18 additional multifamily properties, including four student housing communities, comprising an additional 4,597 units.

•
On February 27, 2015, we converted our Summit Crossing III bridge loan to a mezzanine loan of up to approximately $7.2 million to partially finance a 172-unit planned third phase of our Summit Crossing multifamily community located in Atlanta, Georgia. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5% per annum.

•
On April 9, 2015, we converted our bridge loan to a mezzanine loan of up to approximately $15.6 million to partially finance a planned student housing project located in Lubbock, Texas. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5% per annum.

•
On April 17, 2015, we originated a bridge loan of up to $2.9 million to fund predevelopment costs for a proposed 158-unit student housing project adjacent to the University of South Florida in Tampa, Florida. The loan pays current monthly interest of 10.0% per annum.

•
On April 29, 2015, we declared a Common Stock dividend of $0.18 per share for the second quarter 2015, which represents a 44% overall growth rate from our initial Common Stock dividend of $0.125 per share, or approximately 11.1% on an annualized basis since June 30, 2011.

•
On May 1, 2015, we originated a mezzanine loan of up to approximately $15.5 million to partially finance a planned 250-unit student housing project located adjacent to Baylor University in Waco, Texas. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5.0% per annum.

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

Three Months Ended March 31, 2015 compared to 2014

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months ended March 31, 2015 versus 2014, as summarized in the table below:

	Three months ended March 31,		Change inc (dec)
	2015	2014	Amount	Percentage
Revenues:
Rental revenues	$13,141,120	$5,869,291	$7,271,829	123.9%
Other property revenues	1,969,767	645,042	1,324,725	205.4%
Interest income on loans and notes receivable	4,875,086	4,293,442	581,644	13.5%
Interest income from related party	1,358,542	432,307	926,235	214.3%
Total revenues	21,344,515	11,240,082	10,104,433	89.9%

Operating expenses:
Property operating and maintenance	2,079,359	912,549	1,166,810	127.9%
Property salary and benefits reimbursement to related party	1,117,573	625,261	492,312	78.7%
Property management fees to related parties	570,406	262,121	308,285	117.6%
Real estate taxes	2,076,677	659,049	1,417,628	215.1%
General and administrative	458,204	188,839	269,365	142.6%
Equity compensation to directors and executives	590,308	444,222	146,086	32.9%
Depreciation and amortization	7,945,428	2,308,526	5,636,902	244.2%
Acquisition and pursuit costs	423,592	188,031	235,561	125.3%
Acquisition fees to related parties	760,300	57,268	703,032	1,227.6%
Asset management fees to related parties	1,350,890	688,749	662,141	96.1%
Insurance, professional fees and other	705,552	393,971	311,581	79.1%
Total operating expenses	18,078,289	6,728,586	11,349,703	168.7%
Asset management and general and administrative
expense fees deferred	(345,960)	—	(345,960)	—%
Net operating expenses	17,732,329	6,728,586	11,003,743	163.5%

Operating income	3,612,186	4,511,496	(899,310)	(19.9)%
Less interest expense	4,377,115	1,715,651	2,661,464	155.1%

Net income (loss)	$(764,929)	$2,795,845	$(3,560,774)	(127.4)%

Revenues

Rental revenue increased for the three months ended March 31, 2015 from the comparable 2014 period primarily due to acquisitions, as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Rental revenues:
Dunbar Portfolio	$4,032,000	55.4%
Sunbelt Portfolio and other retail assets	2,170,000	29.8%
Houston Portfolio	899,000	12.4%
Other	171,000	2.4%

Total	$7,272,000	100.0%

The Dunbar and Sunbelt Portfolios were acquired in September 2014 and the Houston Portfolio was acquired in February 2015 and so only reflects a partial period of results. Occupancy rates and rent growth are the primary drivers of increases in rental revenue from owned multifamily communities. Our average multifamily physical occupancy was 94.2% and 95.1% for the three-month periods ended March 31, 2015 and 2014, respectively. We define multifamily physical occupancy as the number of units occupied divided by total apartment units. Our average multifamily economic occupancy was 91.9% and 92.6% for the three-month periods ended March 31, 2015 and 2014, respectively. We calculate average multifamily economic occupancy by dividing gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions by gross potential rent. All our multifamily properties are included in this calculation except for properties which are not yet stabilized (Cypress and Northpointe) and properties which are undergoing significant capital projects (Sandstone).

As of March 31, 2015, our retail portfolio was 95.1% leased. We define percent leased as the percentage of gross leasable area that is leased, including lease agreements that have been signed which have not yet commenced.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increase in other property revenues for the three-month period ended March 31, 2015 versus 2014 was similarly due primarily to the acquisitions listed above.

The following table presents details of our loan balances and interest revenue for the three-month periods ended March 31, 2015 and 2014:

				Interest revenue
	Loan balance at March 31,		Increase	Three months ended March 31,		Increase
Project/Property	2015	2014	(decrease)	2015	2014	(decrease)

Crosstown Walk	$10,937,889	$10,204,721	$733,168	$387,152	$359,176	$27,976
CityPark View	9,956,985	9,934,190	22,795	355,257	356,173	(916)
City Vista	13,998,159	12,071,059	1,927,100	498,025	432,475	65,550
Madison Rome	—	5,328,725	(5,328,725)	—	193,557	(193,557)
Aster at Lely	12,000,517	11,645,390	355,127	438,202	416,516	21,686
Overton Rise	16,105,109	14,799,950	1,305,159	569,933	533,071	36,862
Haven West	6,759,621	6,494,067	265,554	243,150	233,951	9,199
Haven 12	5,632,538	1,587,466	4,045,072	202,368	36,528	165,840
Founders' Village	9,833,098	8,954,522	878,576	347,219	295,540	51,679
Encore	14,115,725	8,694,101	5,421,624	273,260	260,533	12,727
Palisades	15,543,593	10,707,000	4,836,593	486,634	445,129	41,505
Fusion	21,536,641	14,842,018	6,694,623	673,217	555,932	117,285
Green Park	6,165,592	—	6,165,592	176,253	—	176,253
Stadium Village	12,938,789	—	12,938,789	411,767	—	411,767
Summit Crossing III	4,101,296	—	4,101,296	97,709	—	97,709
Crosstown Walk II	2,236,339	—	2,236,339	83,107	—	83,107
Aldridge at Town Village	5,455,865	—	5,455,865	118,392	—	118,392
Haven Lubbock	4,942,455	—	4,942,455	176,029	—	176,029

	$172,260,211	$115,263,209	$56,997,002	5,537,674	4,118,581	1,419,093

Interest revenue on notes receivable and revolving line of credit				695,954	607,168	88,786
Total interest revenue				$6,233,628	$4,725,749	$1,507,879

Property operating and maintenance expense

Expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by the Dunbar Portfolio and Sunbelt Portfolio and other retail assets acquired during 2014, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Increase
	Amount (rounded to 000s):	Percent of increase

Dunbar Portfolio	$641,000	54.9%
Sunbelt Portfolio and other retail assets	386,000	33.1%
Houston Portfolio	83,000	7.1%
Other	57,000	4.9%

Total	$1,167,000	100.0%

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by the Dunbar Portfolio acquisition during 2014 and the Houston Portfolio in 2015, as shown in the following table. The number of employees assigned by our property manager to our twelve multifamily communities at March 31, 2015 is not expected to change materially over the foreseeable future.

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$433,000	88.0%
Houston Portfolio	80,000	16.3%
Other	(21,000)	(4.3)%

Total	$492,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for retail assets, property management fees are 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. The increases were primarily due to properties acquired during 2014 and 2015, as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$181,000	58.8%
Sunbelt Portfolio and other retail assets	97,000	31.5%
Houston Portfolio	25,000	8.1%
Other	5,000	1.6%

Total	$308,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions during 2014, as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$726,000	51.2%
Sunbelt Portfolio and other retail assets	319,000	22.5%
Houston Portfolio	260,000	18.3%
Other	113,000	8.0%

Total	$1,418,000	100.0%

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

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired during 2014, as shown in the following table:

	Increase
	Amount (rounded to 000s):	Percent of increase
Taxes, licenses and fees	$112,000	41.6%
Dunbar Portfolio	77,000	28.6%
Sunbelt Portfolio and other retail assets	20,000	7.4%
Houston Portfolio	30,000	11.2%
Other	30,000	11.2%

Total	$269,000	100.0%

Equity compensation to directors and executives

Expenses recorded by grant for equity compensation awards were:

	Three months ended March 31,
	2015	2014

Quarterly board member committee fee grants	$17,909	$17,928
Class B Unit awards:
Executive officers - 2013	—	2,318
Executive officers - 2014	3,825	359,617
Executive officers - 2015	488,083	—
Restricted stock grants:
2013	—	64,359
2014	80,491	—

Total	$590,308	$444,222

The increase for the three-month period ended March 31, 2015 was primarily due to an expansion of the annual Class B Unit Grants for the 2015 service year versus 2014.

Depreciation and amortization

The net increase in depreciation and amortization was driven by:

	Amount of depreciation and amortization expense by major acquisition category (rounded to 000s)
	Three months ended March 31,
	2015	2014
Dunbar Portfolio:
Depreciation	$1,759,000	$—
Amortization of intangible assets	1,485,000	—
Sunbelt Portfolio and other retail assets:
Depreciation	846,000	18,000
Amortization of intangible assets	726,000	12,000
Houston Portfolio:
Depreciation	432,000	—
Amortization of intangible assets	393,000	—

Other properties:
Depreciation	2,303,000	1,877,000
Amortization of intangible assets	—	401,000
Other	1,000	1,000

Total	$7,945,000	$2,309,000

Acquisition and pursuit costs and acquisition fees to related parties

Acquisition and pursuit costs and acquisition fees consisted of:

	Three months ended March 31, 2015
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Houston Portfolio	$760,000	$339,000	$1,099,000
Other pursuit costs	—	85,000	85,000

Total	$760,000	$424,000	$1,184,000

	Three months ended March 31, 2014
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Woodstock Crossing	$57,000	$118,000	$175,000
Other pursuit costs	—	70,000	70,000

Total	$57,000	$188,000	$245,000

Included in other acquisition costs for the three-month period ended March 31, 2014 was a fee of $57,268 paid to Joel T. Murphy in connection with the acquisition of the Woodstock Crossing grocery-anchored necessity retail shopping center prior to Mr. Murphy's appointment as a director of the Company and the Chief Executive Officer of New Market Properties, LLC. Acquisition fees paid to our Manager are calculated as 1% of the gross purchase price of the multifamily community, the retail asset, or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

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

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$292,000	44.1%
Sunbelt Portfolio and other retail assets	207,000	31.3%
Houston Portfolio	66,000	10.0%
Other multifamily properties	97,000	14.6%

Total	$662,000	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Increase
	Amount (rounded to 000s):	Percent of increase
Insurance premiums	$205,000	65.7%
Audit and tax fees	117,000	37.5%
Legal fees and other	(10,000)	(3.2)%

Total	$312,000	100.0%

Asset management and general and administrative expense fees deferred

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $345,960 of combined asset management and general and administrative expense fees attributable to the three-month period ended March 31, 2015 and $678,305 cumulatively have been deferred by the Manager. We will recognize any deferred fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of March 31, 2015, there was insufficient evidence to support recognition of these deferred fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increase consisted of:

	Increase
	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio	$1,078,000	40.5%
Sunbelt Portfolio and other retail assets	774,000	29.1%
Houston Portfolio	221,000	8.3%
Term Loan	209,000	7.9%
Revolving line of Credit	(163,000)	(6.1)%
Loan participants	298,000	11.2%
Other	244,000	9.1%

Total	$2,661,000	100.0%

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

		Three months ended March 31,
		2015	2014

Net (loss) income attributable to common stockholders (See note 1)		$(3,934,990)	$1,331,769

Add:	Income attributable to non-controlling interests (See note 2)	(9,699)	38,862
	Depreciation of real estate assets	5,308,610	1,879,670
	Amortization of acquired real estate intangible assets	2,603,813	410,021

Funds from operations attributable to common stockholders and Unitholders		3,967,734	3,660,322

Add:	Acquisition and pursuit costs	1,183,892	245,299
	Loan cost amortization on acquisition Term Note (See note 3)	50,477	—

Normalized funds from operations attributable to common stockholders and Unitholders		5,202,103	3,905,621

	Non-cash equity compensation to directors and executives	590,308	444,222
	Amortization of loan closing costs (See note 4)	297,061	140,659
	Depreciation/amortization of non-real estate assets	33,005	18,835
	Net loan fees received (See note 5)	195,049	10,788
	Deferred interest income received (See note 6)	1,040,879	554,689
Less:	Non-cash loan interest income (See note 5)	(1,909,220)	(1,838,812)
	Abandoned pursuit costs	—	(66,570)
	Cash paid for loan closing costs	(96,658)	—
	Amortization of acquired real estate intangible liabilities (See note 7)	(206,028)	(5,827)
	Normally recurring capital expenditures (See note 8)	(206,153)	(102,972)

Adjusted funds from operations attributable to common stockholders and Unitholders		$4,940,346	$3,060,633

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$3,850,754	$2,453,769
	Distributions to Unitholders (See note 2)	49,063	36,552
	Total	$3,899,817	$2,490,321

Common Stock dividends and Unitholder distributions per share		$0.175	$0.16

FFO per weighted average basic share of Common Stock and Unit		$0.18	$0.24
NFFO per weighted average basic share of Common Stock and Unit		$0.24	$0.25
AFFO per weighted average basic share of Common Stock and Unit		$0.22	$0.20

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	21,813,974	15,316,816
	Class A Units	280,100	216,098
	Common Stock and Class A Units	22,094,074	15,532,914

	Diluted: (B)
	Common Stock and Class A Units	22,314,081	15,562,151

Actual shares of Common Stock outstanding, including 39,216 and 29,016 unvested shares
of restricted Common Stock at March 31, 2015 and 2014, respectively		22,170,406	15,420,076
Actual Class A Units outstanding		280,360	144,432
	Total	22,450,766	15,564,508

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 1.27% weighted average non-controlling interest in the Operating Partnership for the three-month period ended March 31, 2015.

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

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net (Loss) Income Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month period ended March 31, 2015 include activity for the Spring Hill Plaza, Parkway Town Centre, Deltona Landings, Powder Springs, Kingwood Glen, Parkway Centre, Barclay Crossing, Sweetgrass Corner and Salem Cove grocery-anchored necessity retail shopping centers, and the Estancia, Sandstone Creek, Stoneridge Farms and Vineyards multifamily communities, as well as partial periods of results for the Avenues at Cypress and Avenues at Northpointe multifamily communities from the date of acquisition of February 13, 2015. Rental and other property revenues and expenses for the three-month period ended March 31, 2014 do not include results for these properties as they were acquired subsequent to March 31, 2014.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 280,360 Class A Units as of March 31, 2015, which were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.27% and 1.39% for the three-month periods ended March 31, 2015 and 2014, respectively.

3)
We incurred loan closing costs of approximately $97,000 on our $32 million acquisition term loan facility with Key Bank National Association, or Term Loan, which were deferred and are being amortized over the life of the loan. Since the Term Loan was entered into for the express purpose of partially financing the acquisitions of the Avenues at Cypress and Avenues at Northpointe multifamily communities on February 13, 2015, this amortization expense is similar in character to an acquisition cost and is therefore an additive adjustment in the calculation of NFFO.

4)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also to secure and subsequently amend our $50 million revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are being amortized over the lives of the respective mortgage loans and the Revolving Line of Credit, and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At March 31, 2015, aggregate unamortized loan costs were approximately $5.5 million, which will be amortized over a weighted average remaining loan life of approximately 5.2 years as of that date.

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

6)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt in the three month periods ended March 31, 2015 and 2014 of accrued interest income earned prior to the periods presented on various real estate loans.

7)
This adjustment reflects the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. The adjustments for the three-month period ended March 31, 2015 pertain to the acquisition of the grocery-anchored necessity shopping centers. The adjustments for the three-month period ended March 31, 2014 pertain to the acquisition of the Woodstock Crossing retail asset and the Trail II multifamily community which was acquired in 2013. At March 31, 2015, the balance of unamortized below-market lease intangibles was approximately $5.7 million, which will be recognized over a weighted average remaining lease period of approximately 9.1 years.

8)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $109,925 and $161,398 for the three-month periods ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities and grocery-anchored necessity retail shopping centers (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities and grocery-anchored necessity retail shopping centers;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders; and

•	committed investments.

We have a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $40,000,000 until the amendment of the loan agreement pursuant to the Third Modification Agreement, which became effective July 1, 2014.
The Third Modification Agreement increased our borrowing capacity on the Revolving Line of Credit from $40 million to $45 million and extended the maturity date to July 1, 2015. When our operating real estate assets surpassed $300 million in September 2014, the borrowing capacity was increased to $50 million. The permitted uses of the Revolving Line of Credit are to fund our investments, capital expenditures, dividends (with consent of the Lender) and working capital and other general corporate purposes on an as needed basis. Amounts drawn under the Revolving Line of Credit accrued interest at a variable rate of the London Interbank Offered Rate, or LIBOR, index plus 3.75% through February 12, 2015. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Line of Credit of 0.350% per annum. Accrued interest and commitment fees are payable monthly and principal amounts owed may be repaid in whole or in part without penalty.
On February 12, 2015, we entered into a $32 million term loan with Key Bank under the credit Facility, or Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan matures on May 12, 2015, with options to extend the maturity date as far as November 12, 2015, and accrues interest at a rate of LIBOR plus 4.0% per annum and, if the Term Loan is extended, the rate increases to LIBOR plus 4.5% per annum. Also on that date, we extended the maturity of our Revolving Line of Credit to February 12, 2016 and amended the interest rate to LIBOR plus 3.25% per annum.
The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2015, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Net worth	Minimum $250,000,000	(2)	$335,092,407
Debt yield	Minimum 8.25%		8.92%
Payout ratio	Maximum 95%	(3)	80.7%
Total leverage ratio	Maximum 60%		53.8%
Debt service coverage ratio	Minimum 1.50x		2.74X

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $250 million, plus 75% of the net proceeds of any equity offering, which totaled $272,469,054 as of March 31, 2015.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended March 31, 2015, the maximum dividends and distributions allowed under this covenant was $26,381,000.

At March 31, 2015, we had repaid all principal and accrued interest due under the Revolving Line of Credit and $19 million was outstanding under the Term Loan. Interest expense was approximately $432,000 (including deferred loan cost amortization of approximately $91,000) and the weighted average interest rate was 4.0% for the three-month period ended March 31, 2015.

Our net cash provided by operating activities for the three-month periods ended March 31, 2015 and 2014 was approximately $7.7 million and $5.1 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the Sunbelt Portfolio and other retail asset acquisitions, an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, and property income generated from the Dunbar and Houston Portfolios, partially offset by an increase in acquisition costs and fees paid, from approximately $245,000 in the first quarter 2014, to approximately $1.2 million in the first quarter 2015.

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

Our net cash used in investing activities was approximately $92.9 million and $14.1 million for the three-month periods ended March 31, 2015 and 2014, respectively. Disbursements for property acquisitions rose from approximately $5.7 million in the first quarter 2014 to approximately $76.2 million in the first quarter 2015. Net deployments of cash for real estate loans and notes receivable were approximately $16.2 million in 2015, versus net disbursements for loans and notes receivable in the 2014 period of approximately $7.9 million.

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

For the three-month period ended March 31, 2015, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Summit Crossing	$—	$12,896	$12,896	$22,062	$34,958
Trail Creek	—	68,802	68,802	17,919	86,721
Stone Rise	—	949	949	13,835	14,784
Ashford Park	—	14,864	14,864	34,355	49,219
McNeil Ranch	—	—	—	14,240	14,240
Lake Cameron	—	4,900	4,900	23,934	28,834
Stoneridge	—	1,323	1,323	24,070	25,393
Vineyards	—	—	—	14,609	14,609
Enclave	—	6,191	6,191	15,790	21,981
Sandstone	—	—	—	24,279	24,279
Cypress	—	—	—	1,060	1,060
Northpointe	—	—	—	—	—
Retail	—	—	—	—	—

Total	$—	$109,925	$109,925	$206,153	$316,078

For the three-month period ended March 31, 2014, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Summit Crossing	$—	$55,584	$55,584	$23,175	$78,759
Trail Creek	—	580	580	16,017	16,597
Stone Rise	—	12,248	12,248	12,059	24,307
Ashford Park	10,523	10,664	21,187	21,677	42,864
McNeil Ranch	—	1,722	1,722	9,062	10,784
Lake Cameron	35,026	35,051	70,077	20,982	91,059
Woodstock Crossing	—	—	—	—	—

Total	$45,549	$115,849	$161,398	$102,972	$264,370

Net cash provided by financing activities was approximately $89.6 million and $8.9 million for the three-month periods ended March 31, 2015 and 2014, respectively. During the 2015 period, our significant financing cash sources were the receipt of approximately $50.8 million of net proceeds from the mortgage financing transactions related to our Houston Portfolio acquisition, approximately $44.4 million of net proceeds from our Unit offering and net proceeds from our ATM offering of approximately $5.4 million. During the 2014 period, our most significant financing cash source was the receipt of approximately $11.0 million of proceeds from our Unit offering.

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

For the three-month periods ended March 31, 2015 and 2014, our aggregate dividends and distributions paid totaled approximately $6.7 million and $3.8 million, respectively. Our cash flows from operating activities of approximately $7.7 million and $5.1 million were more than sufficient to fund our cash dividend distributions for those respective periods. We expect our cash flow from operations for future periods to be sufficient to fund our quarterly Common Stock dividends and distributions to Class A Unitholders, as well as our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash. There can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash and dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Follow-On Offering. At March 31, 2015, we had 243,887 outstanding shares of Series A Preferred Stock, which receive a monthly dividend of $5.00 per share.

On February 5, 2015, we declared a Common Stock dividend of $0.175 per share for the first quarter 2015, which was paid on April 15, 2015 to common stockholders of record on March 13, 2015. On April 29, 2015, we declared a Common Stock dividend of $0.18 per share for the second quarter 2015, which represents a 44% overall growth rate from our initial Common Stock dividend of $0.125 per share, or approximately 11.1% on an annualized basis since June 30, 2011. The second quarter dividend is payable on July 15, 2015 to all common stockholders of record as of June 15, 2015.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of March 31, 2015, we had issued an aggregate of 244,812 Units from both our Primary Series A Offering which expired on December 31, 2013 and our Follow-On Offering. At March 31, 2015, 744,596 Units were remaining available to be issued from our Follow-on Offering.

Aggregate offering expenses, including selling commissions and dealer manager fees, will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Offering, which were approximately $23.8 million at March 31, 2015. We will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

On July 19, 2013 the SEC declared effective our Shelf Registration Statement, which allows us to offer equity or debt securities in an amount of up to $200 million. On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time pursuant to the ATM Offering. During the first quarter 2015, we issued 547,862 shares of Common Stock at an average price of $10.03 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $5.4 million, after deducting commissions.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of March 31, 2015, our outstanding debt (both secured and unsecured) was approximately 49.2% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at March 31, 2015. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of March 31, 2015, we had long term mortgage indebtedness of approximately $404.5 million, all of which was incurred by us in connection with the acquisition or refinancing of our twelve multifamily communities and ten grocery-anchored necessity retail shopping centers. All our long term mortgage indebtedness accrues interest at fixed interest rates.

As of March 31, 2015, we had approximately $7.6 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

We had an outstanding warrant to purchase up to 150,000 shares of our Common Stock for $12.50 per share issued to IAA for financial advisory services performed in connection with our IPO. The warrant expired on March 31, 2015.

As of March 31, 2015, we had outstanding 242,830 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2015, a total of 1,982 Warrants had been exercised for the purchase of 39,640 shares of Common Stock. A remaining total of 99,649 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 1,992,980 shares of Common Stock. The remainder of the Warrants outstanding at March 31, 2015 become potentially exercisable between April 15, 2015 and March 30, 2016 and have exercise prices that range between $9.71 and $12.60 per share. If all the outstanding Warrants outstanding at March 31, 2015 became exercisable and were exercised, gross proceeds to us would be approximately $51.9 million and we would as a result issue an additional 4,856,600 shares of Common Stock.

Contractual Obligations

As of March 31, 2015, our contractual obligations consisted of the mortgage notes secured by our acquired properties, the Revolving Line of Credit and the Term Loan. Based on the London Interbank Offered Rate, or LIBOR, being charged at March 31, 2015 of 0.1875%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$76,192,797	$14,353,420	$28,477,708	$23,730,913	$9,630,757
Principal	404,525,906	3,481,872	9,708,049	234,468,761	156,867,224
Term Loan:
Interest	218,390	218,390	—	—	—
Principal	19,000,000	19,000,000	—	—	—
Total	$499,937,093	$37,053,682	$38,185,757	$258,199,674	$166,497,981

In addition, we had unfunded real estate loan balances totaling approximately $23.6 million at March 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our long term mortgage debt accrues interest at fixed rates. Our Revolving Line of Credit accrued interest at a spread over LIBOR of 3.25% as of March 31, 2015; this combined rate is uncapped. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of March 31, 2015.
Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2015, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
At the end of the period covered by this Quarterly Report on Form 10-Q, we and our subsidiaries were not a party currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2014 that was filed with the SEC on March 16, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 11, 2015	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: May 11, 2015	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX
Exhibit Number		Description

10.1	*	Third Amendment to 2011 Stock Incentive Plan

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Consolidated balance sheets at March 31, 2015 and December 31, 2014, (ii) consolidated statements of operations for the three months ended March 31, 2015 and 2014, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith