Form 10-Q
period 2015-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2015-08-10
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of August 7, 2015 was 22,297,002.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
Assets

Real estate
Land	$101,459,935	$79,272,457
Building and improvements	530,717,376	377,030,987
Tenant improvements	3,233,074	3,240,784
Furniture, fixtures, and equipment	66,774,203	36,864,668
Construction in progress	1,119,925	66,647
Gross real estate	703,304,513	496,475,543
Less: accumulated depreciation	(37,878,154)	(26,388,066)
Net real estate	665,426,359	470,087,477
Real estate loans, net of deferred fee income ($23,500,682 and $20,313,722 carried at fair value)	131,930,572	128,306,697
Real estate loans to related parties, net	38,851,014	24,924,976
Total real estate and real estate loans, net	836,207,945	623,319,150

Cash and cash equivalents	6,868,542	3,113,270
Restricted cash	7,538,851	4,707,865
Notes receivable	7,702,675	14,543,638
Note receivable and revolving line of credit from related party	16,991,074	14,153,922
Accrued interest receivable on real estate loans	8,935,008	8,038,447
Acquired intangible assets, net of amortization of $21,187,383 and $17,030,176	12,268,938	12,702,980
Deferred loan costs for revolving line of credit, net of amortization of $705,903 and $624,742	95,060	79,563
Deferred offering costs	6,488,692	6,333,763
Tenant receivables (net of allowance of $256,080 and $103,452) and other assets	5,961,019	4,390,309

Total assets	$909,057,804	$691,382,907

Liabilities and equity

Liabilities
Mortgage notes payable, principal amount	$490,673,181	$354,418,668
Less: deferred loan costs, net of amortization of $1,333,315 and $810,336	(6,223,289)	(5,027,505)
Mortgage notes payable, net of deferred loan costs	484,449,892	349,391,163
Revolving line of credit	—	24,500,000
Real estate loan participation obligation	11,954,879	7,990,798
Accounts payable and accrued expenses	8,419,564	4,941,703
Accrued interest payable	1,166,895	1,116,750
Dividends and partnership distributions payable	5,542,250	4,623,246
Acquired below market lease intangibles, net of amortization of $1,030,291 and $660,259	5,511,501	5,935,931
Security deposits and other liabilities	1,819,960	1,301,442
Total liabilities	518,864,941	399,801,033

Commitments and contingencies (Note 12)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 1,050,000 shares authorized;
314,235 and 193,334 shares issued; 312,308 and 192,846 shares
outstanding at June 30, 2015 and December 31, 2014, respectively	3,123	1,928
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 22,276,924 and
21,403,987 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	222,769	214,039
Additional paid in capital	399,690,049	300,576,349
Accumulated deficit	(11,636,522)	(11,297,852)
Total stockholders' equity	388,279,419	289,494,464
Non-controlling interest	1,913,444	2,087,410
Total equity	390,192,863	291,581,874

Total liabilities and equity	$909,057,804	$691,382,907

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$14,720,482	$6,044,732	$27,861,602	$11,914,023
Other property revenues	2,157,800	760,666	4,127,567	1,405,708
Interest income on loans and notes receivable	5,582,871	4,492,153	10,457,957	8,785,595
Interest income from related party	1,627,674	767,639	2,986,216	1,199,946
Total revenues	24,088,827	12,065,190	45,433,342	23,305,272

Operating expenses:
Property operating and maintenance	2,545,578	960,985	4,624,937	1,873,534
Property salary and benefits reimbursement to related party	1,308,832	609,104	2,426,405	1,234,365
Property management fees (including $563,567, $262,674,
$1,043,618 and $520,795 to related parties)	655,139	268,674	1,225,545	530,795
Real estate taxes	2,327,472	730,264	4,404,149	1,389,313
General and administrative	463,298	232,765	921,502	421,604
Equity compensation to directors and executives	577,543	445,924	1,167,851	890,146
Depreciation and amortization	7,927,849	3,296,780	15,873,277	5,605,306
Acquisition and pursuit costs (including $37,636, $0,
$84,641 and $0 to related party)	669,342	162,364	1,092,934	350,395
Acquisition fees to related parties	1,098,471	—	1,858,771	57,268
Asset management fees to related party	1,570,956	731,521	2,921,846	1,420,270
Insurance, professional fees and other expenses	644,202	417,939	1,349,754	811,914
Total operating expenses	19,788,682	7,856,320	37,866,971	14,584,910

Asset management and general and administrative expense fees deferred	(809,159)	—	(1,155,119)	—

Net operating expenses	18,979,523	7,856,320	36,711,852	14,584,910

Operating income	5,109,304	4,208,870	8,721,490	8,720,362
Interest expense	4,688,468	1,784,398	9,065,583	3,500,049

Net income (loss)	420,836	2,424,472	(344,093)	5,220,313

Consolidated net (income) loss attributable to non-controlling interests	(4,276)	(20,366)	5,423	(59,228)

Net income (loss) attributable to the Company	416,560	2,404,106	(338,670)	5,161,085

Dividends declared to Series A preferred stockholders	(4,090,557)	(1,600,779)	(7,263,454)	(3,021,315)
Earnings attributable to unvested restricted stock	(5,424)	(6,274)	(12,287)	(10,952)

Net (loss) income attributable to common stockholders	$(3,679,421)	$797,053	$(7,614,411)	$2,128,818

Net (loss) income per share of Common Stock available to
common stockholders, basic and diluted	$(0.17)	$0.05	$(0.35)	$0.13

Dividends per share declared on Common Stock	$0.18	$0.16	$0.355	$0.32

Weighted average number of shares of Common Stock outstanding:
Basic	22,215,663	16,287,354	22,015,928	15,804,766
Diluted	22,215,663	16,421,351	22,015,928	15,915,384

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2015 and 2014
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2014	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719
Issuance of Units	260	—	25,956,181	—	25,956,441	—	25,956,441
Redemptions of Series A Preferred Stock	(1)	59	(22,614)	—	(22,556)	—	(22,556)
Issuance of Common Stock	—	12,004	9,799,661	—	9,811,665	—	9,811,665
Syndication and offering costs	—	—	(3,289,788)	—	(3,289,788)	—	(3,289,788)
Equity compensation to executives and directors	—	22	157,325	—	157,347	—	157,347
Vesting of restricted stock	—	293	(293)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,040	565,158	—	566,198	(566,198)	—
Current period amortization of Class B Units	—	—	—	—	—	732,798	732,798
Net income	—	—	—	5,161,085	5,161,085	59,228	5,220,313
Reallocation adjustment to non-controlling interests	—	—	273,394	—	273,394	(273,394)	—
Distributions to non-controlling interests	—	—	—	—	—	(58,060)	(58,060)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(3,021,315)	—	(3,021,315)	—	(3,021,315)
Dividends to common stockholders ($0.32 per share)	—	—	(5,111,982)	—	(5,111,982)	—	(5,111,982)
Balance at June 30, 2014	$1,152	$166,363	$203,130,447	$(8,230,256)	$195,067,706	$1,359,876	$196,427,582

Balance at January 1, 2015	$1,928	$214,039	$300,576,349	$(11,297,852)	$289,494,464	$2,087,410	$291,581,874
Issuance of Units	1,209	—	120,848,968	—	120,850,177	—	120,850,177
Redemptions of Series A Preferred Stock	(14)	599	(684,636)	—	(684,051)	—	(684,051)
Issuance of Common Stock	—	5,479	5,487,829	—	5,493,308	—	5,493,308
Exercises of warrants	—	1,194	1,134,297	—	1,135,491	—	1,135,491
Syndication and offering costs	—	—	(13,781,636)	—	(13,781,636)	—	(13,781,636)
Equity compensation to executives and directors	—	24	184,530	—	184,554	—	184,554
Vesting of restricted stock	—	392	(392)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,042	695,050	—	696,092	(696,092)	—
Current period amortization of Class B Units	—	—	—	—	—	983,297	983,297
Net loss	—	—	—	(338,670)	(338,670)	(5,423)	(344,093)
Reallocation adjustment to non-controlling interests	—	—	356,220	—	356,220	(356,220)	—
Distributions to non-controlling interests	—	—	—	—	—	(99,528)	(99,528)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(7,263,454)	—	(7,263,454)	—	(7,263,454)
Dividends to common stockholders ($0.355 per share)	—	—	(7,863,076)	—	(7,863,076)	—	(7,863,076)
Balance at June 30, 2015	$3,123	$222,769	$399,690,049	$(11,636,522)	$388,279,419	$1,913,444	$390,192,863

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net (loss) income	$(344,093)	$5,220,313
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation expense	11,507,799	4,631,503
Amortization expense	4,365,478	973,803
Amortization of above and below market leases	(341,328)	(32,940)
Deferred fee income amortization	(367,406)	(592,308)
Deferred loan cost amortization	700,833	264,300
(Increase) in accrued interest income on real estate loans	(896,557)	(2,232,532)
Equity compensation to executives and directors	1,167,851	890,146
Deferred cable income amortization	(9,872)	(9,138)
Loss on asset disposal	—	2,804
Changes in operating assets and liabilities:
Decrease in tenant receivables and other assets	9,405	227,993
Increase in accounts payable and accrued expenses	2,136,764	1,205,655
Increase in accrued interest payable	50,145	40,930
Increase (decrease) in prepaid rents	275,169	(58,842)
Increase in security deposits and other liabilities	44,055	41,172
Net cash provided by operating activities	18,298,243	10,572,859

Investing activities:
Investments in real estate loans	(46,515,765)	(25,201,346)
Repayments of real estate loans	18,772,024	2,110,609
Notes receivable issued	(3,044,871)	(6,713,545)
Notes receivable repaid	9,897,319	1,328,465
Note receivable issued to and draws on line of credit by related party	(8,413,133)	(7,337,953)
Repayments of line of credit by related party	5,198,392	1,912,520
Acquisition fees received on real estate loans	1,138,713	687,378
Acquisition fees paid on real estate loans	(569,356)	(343,689)
Acquisition fees paid to real estate loan participants	(24,665)	—
Acquisition of properties	(199,211,216)	(5,701,393)
Additions to real estate assets - improvements	(1,656,383)	(996,571)
(Payment) refunds of deposits for property acquisitions	(1,288,375)	4,773
(Increase) in restricted cash	(1,855,932)	(583,994)
Net cash used in investing activities	(227,573,248)	(40,834,746)

Financing activities:
Proceeds from mortgage notes payable	137,688,000	13,357,000
Payments for mortgage debt	(1,433,487)	(13,056,050)
Payments for deposits and other mortgage loan costs	(1,987,114)	(701,664)
Proceeds from real estate loan participants	3,712,031	—
Proceeds from lines of credit	71,900,000	19,283,306
Payments on lines of credit	(96,400,000)	(11,390,000)
Proceeds from Term Loan	32,000,000	—
Repayment of the Term Loan	(32,000,000)	—
Proceeds from sales of Units, net of offering costs and redemptions	109,370,013	23,342,536
Proceeds from sales of Common Stock	5,381,848	9,513,500
Common Stock dividends paid	(7,548,190)	(4,905,466)
Series A Preferred Stock dividends paid	(6,684,424)	(2,896,958)
Distributions to non-controlling interests	(74,440)	(53,670)
Payments for deferred offering costs	(893,960)	(1,733,448)
Net cash provided by financing activities	213,030,277	30,759,086

Net increase in cash and cash equivalents	3,755,272	497,199
Cash and cash equivalents, beginning of period	3,113,270	9,180,431
Cash and cash equivalents, end of period	$6,868,542	$9,677,630

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

	Six months ended June 30,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$8,314,605	$3,194,819

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$641,333	$199,708
Writeoff of fully depreciated or amortized assets and liabilities	$249,440	$—
Dividends payable - Common Stock	$4,012,322	$2,658,212
Dividends payable - Series A Preferred Stock	$1,479,463	$556,020
Partnership distributions payable to non-controlling interests	$50,465	$21,509
Accrued and payable deferred offering costs	$641,614	$209,145
Reclass of offering costs from deferred asset to equity	$1,544,106	$295,319
Bridge loans converted to mezzanine loans	$3,417,688	$7,416,864
CityPark View mezzanine loan balance applied to purchase of property	$10,000,000	$—
Fair value issuances of equity compensation	$2,291,551	$1,780,365
Offering cost reimbursement to related party	$382,664	$212,790

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2015

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

As of June 30, 2015, the Company had 22,276,924 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned units in the Operating Partnership which represented a weighted-average ownership percentage of 98.8% for the six-month period ended June 30, 2015. The number of partnership units not owned by the Company totaled 280,360 at June 30, 2015 and represented Class A Units of the Operating Partnership, or Class A Units. The Class A Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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
June 30, 2015

2.	Summary of Significant Accounting Policies

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives. Intangible assets and liabilities for multifamily communities include the values of in-place leases and above-market or below-market leases. Additional intangible assets for retail properties also include costs to initiate leases such as commissions and legal costs.

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
June 30, 2015

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
June 30, 2015

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

Discontinued Operations

The Company evaluates all disposal groups for held-for-sale classification for which such disposal represents (or will represent) a strategic shift which will have a significant effect on the Company's results or operations and financial results. See discussion of the Company's adoption of ASU 2014-08 below.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption. The Company is currently evaluating the impact this standard may have on its financial statements.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

ASU 2015-02 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Company has not yet selected a transition method and is currently in the process of evaluating the impact the adoption of ASU 2015-02 will have on its financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This new guidance requires that the balance of unamortized debt issuance costs related to non-revolving debt instruments to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. The Company's adoption of ASU 2015-03, which was effective June 30, 2015, did not materially impact its financial position or results of operations.

3. Real Estate Assets
At June 30, 2015, the Company's real estate assets consisted of fifteen multifamily communities with 4,675 total units and ten grocery-anchored necessity retail shopping centers with approximately 694,000 square feet of gross leasable area. At June 30, 2014, the Company owned six multifamily communities with 1,929 total units and one grocery-anchored necessity retail shopping center with approximately 66,000 square feet of gross leasable area.

The Company acquired the following multifamily communities during the six months ended June 30, 2015:

Seller	Acquisition date	Property	Location	Approximate purchase price (millions)	Units
Oxford City Park
Apartments LLC	6/30/2015	CityPark View	Charlotte, North Carolina	$32.7	284
Lely Apartments, LLC	6/24/2015	Aster at Lely	Naples, Florida	$52.5	308
Venue Sarasota Investors, LLC	5/21/2015	Venue at Lakewood Ranch	Sarasota, Florida	$47.4	237
Villas Fairfield Partners, LLC	2/13/2015	Avenues at Cypress (1)	Houston, Texas	(1)	240
Northpointe Investors, LLC	2/13/2015	Avenues at Northpointe (1)	Houston, Texas	(1)	280

					1,349

(1) Avenues at Cypress and Avenues at Northpointe are referred to collectively as the Houston Portfolio, which was acquired for approximately $76.0 million.

The purchase prices approximated the fair value of the acquired assets and assumed liabilities. The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. These purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but are preliminary and are subject to refinement for a period of up to one year from the closing date of each transaction.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

	CityPark View	Aster at Lely	Venue at Lakewood Ranch	Houston Portfolio
Land	$3,558,793	$7,675,409	$3,791,050	$7,162,226
Buildings and improvements	23,797,764	37,661,901	37,574,391	54,217,075
Furniture, fixtures and equipment	4,562,148	6,132,384	5,375,690	13,078,872
Lease intangibles	737,790	1,030,306	669,369	1,571,827
Prepaids & other assets	99,124	106,717	80,201	150,326
Escrows	211,428	—	401,294	362,332
Accrued taxes	(105,756)	(23,413)	(216,252)	(212,601)
Security deposits, prepaid rents, and other liabilities	(40,152)	(64,689)	(35,157)	(99,181)

Net assets acquired	$32,821,139	$52,518,615	$47,640,586	$76,230,876

Cash paid	$721,139	$18,518,615	$16,830,586	$25,452,876
Real estate loan balance applied	10,000,000	—	—	—
Mortgage debt	22,100,000	34,000,000	30,810,000	50,778,000

Total consideration	$32,821,139	$52,518,615	$47,640,586	$76,230,876

The Company previously held loan investments which supported the development of of the CityPark View and Aster at Lely multifamily communities.

Since the acquisition dates, contributions by the acquired properties to the Company's consolidated results of operations were:

	CityPark View	Aster at Lely	Venue at Lakewood Ranch	Houston Portfolio
Three months ended June 30, 2015:
Revenue	$—	$—	$377,000	$2,089,000
Net income (loss)	$(128,000)	$(214,000)	$(339,000)	$(1,143,000)

Six months ended June 30, 2015:
Revenue	$—	$—	$377,000	$3,022,000
Net income (loss)	$(128,000)	$(214,000)	$(339,000)	$(1,752,000)

Acquisition costs incurred by the Company	$269,000	$428,000	$884,000	$1,111,000
Remaining amortization period of intangible
assets and liabilities (months)	6	6	5	2

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

The Company's consolidated amortization and depreciation expense consisted of:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Depreciation:
Buildings and improvements	$3,586,070	$1,416,130	$6,811,368	$2,358,876
Furniture, fixtures, and equipment	2,581,304	1,320,962	4,696,431	2,272,627
	6,167,374	2,737,092	11,507,799	4,631,503
Amortization:
Acquired intangible assets	1,756,605	558,498	4,360,418	971,422
Website development costs	3,870	1,190	5,060	2,381
Total depreciation and amortization	$7,927,849	$3,296,780	$15,873,277	$5,605,306

4. Acquired Intangible Assets and Liabilities

The Company recorded the following acquired lease intangible assets and liabilities and related accumulated amortization, as of
June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Multifamily	Retail	Total	Multifamily	Retail	Total
In-place leases	$19,846,316	$8,959,870	$28,806,186	$15,837,024	$9,221,651	$25,058,675
Above-market leases	—	473,646	473,646	—	479,883	479,883
Customer relationships	1,588,277	—	1,588,277	1,588,277	—	1,588,277
Lease origination costs	—	2,588,212	2,588,212	—	2,606,321	2,606,321
Acquired intangible assets	$21,434,593	$12,021,728	$33,456,321	$17,425,301	$12,307,855	$29,733,156

Less accumulated amortization of:
In-place leases	$(17,330,579)	$(1,779,073)	$(19,109,652)	$(14,351,922)	$(892,714)	$(15,244,636)
Above market leases	—	(126,662)	(126,662)	—	(49,795)	(49,795)
Customer relationships	(1,588,277)	—	(1,588,277)	(1,588,277)	—	(1,588,277)
Lease origination costs	—	(362,792)	(362,792)	—	(147,468)	(147,468)
Accumulated amortization	(18,918,856)	(2,268,527)	(21,187,383)	(15,940,199)	(1,089,977)	(17,030,176)

Acquired intangible assets, net	$2,515,737	$9,753,201	$12,268,938	$1,485,102	$11,217,878	$12,702,980

Below market lease liability	$383,593	$6,158,199	$6,541,792	$383,593	$6,212,597	$6,596,190
Less: accumulated amortization	(383,593)	(646,698)	(1,030,291)	(383,593)	(276,666)	(660,259)
Below market lease liability, net	$—	$5,511,501	$5,511,501	$—	$5,935,931	$5,935,931

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

The Company recognized amortization of acquired intangible assets and liabilities as follows:

	Three months ended June 30,
	2015			2014
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total
Intangible assets:
Leases in place	$1,100,597	$541,848	$1,642,445	$430,782	$28,589	$459,371
Above-market leases (1)	—	41,286	41,286	—	1,198	1,198
Customer relationships	—	—	—	91,760	—	91,760
Lease origination costs	—	114,408	114,408	—	7,367	7,367
	$1,100,597	$697,542	$1,798,139	$522,542	$37,154	$559,696
Intangible liabilities:
Below-market leases (1)	$—	$199,183	$199,183	$15,160	$13,255	$28,415

(1) Amortization of above and below market lease intangibles is recorded as a decrease and an increase to rental revenue, respectively.

	Six months ended June 30,
	2015			2014
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total
Intangible assets:
Leases in place	$2,978,656	$1,148,140	$4,126,796	$792,013	$38,109	$830,122
Above-market leases (1)	—	83,103	83,103	—	1,775	1,775
Customer relationships	—	—	—	131,030	—	131,030
Lease origination costs	—	233,622	233,622	—	10,270	10,270
	$2,978,656	$1,464,865	$4,443,521	$923,043	$50,154	$973,197
Intangible liabilities:
Below-market leases (1)	$—	$424,431	$424,431	$15,160	$19,555	$34,715

(1) Amortization of above and below market lease intangibles is recorded as a decrease and an increase to rental revenue, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

5.     Real Estate Loans, Notes Receivable, and Line of Credit

At June 30, 2015, our portfolio of real estate loans consisted of:

	Project/Property	Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
	(1)

	Crosstown Walk	Tampa, FL	4/30/2013	11/1/2016	5/1/2018	$10,962,000	$25,900,000	8 / 6	(2)
	City Vista	Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	16,107,735	$28,400,000	8 / 6	(2)
	Overton Rise	Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 6	(2)
	Haven West	Atlanta, GA (3, 4)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6	(2)
	Haven 12	Starkville, MS (4, 5)	6/16/2014	11/30/2015	6/16/2017	6,116,384	$18,615,081	8.5 / 5.5	(6)
	Founders' Village	Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6	(6)
	Encore	Atlanta, GA (7)	11/18/2013	8/15/2015	N/A	20,026,525	N/A	8.5 / 8.66
	Palisades	Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(6)
	Fusion	Irvine, CA (8)	12/18/2013	7/1/2015	N/A	23,600,000	N/A	8.5 / 4.3	(6)
	Green Park	Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 4.33	(6)
	Stadium Village	Atlanta, GA (4, 9)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.33	(6)
	Summit Crossing III	Atlanta, GA	2/27/2015	2/26/2018	2/26/2020	7,246,400	$16,822,000	8.5 / 5	(6)
	Crosstown Walk II	Tampa, FL (10)	11/4/2014	6/30/2015	N/A	2,240,000	N/A	8.5 / 4.33	(6)
	Aldridge at Town Village	Atlanta, GA	1/27/2015	12/27/2017	12/27/2019	10,975,000	$28,338,937	8.5 / 5	(6)
	18 Nineteen	Lubbock, TX (4, 11)	4/9/2015	4/9/2018	4/9/2020	15,598,352	$34,871,251	8.5 / 5	(6)
	Haven South	Waco, TX (4,12)	5/1/2015	5/1/2018	5/1/2019	15,455,668	$41,827,034	8.5 / 5	(6)
	Haven Tampa	Tampa, FL (4,13)	4/17/2015	4/30/2016	N/A	2,900,000	N/A	10

						$209,274,226

(1)
All loans are mezzanine loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "Crosstown Walk" - Iris Crosstown Partners LLC; "City Vista" - Oxford City Vista Development LLC; "Overton Rise" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Haven 12" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Palisades" - Oxford Palisades Apartments LLC; "Fusion" - 360 - Irvine, LLC; "Green Park" - Weems Road Property Owner, LLC; "Stadium Village" - Haven Campus Communities - Kennesaw, LLC; "Summit Crossing III" - Oxford Forsyth Development, LLC; "Crosstown Walk II" - Iris Crosstown Apartments II, LLC; "Aldridge at Town Village" - Newport Town Village Holdings, LLC; "18 Nineteen" - Haven Campus Communities Lubbock, LLC; "Haven South" - Haven Waco Partners, LLC and  "Haven Tampa" - Haven Campus Communities - Tampa, LLC.

(2)
In the event the Company exercises the associated purchase option and acquires the property, any additional accrued interest, if not paid, will be treated as additional consideration for the acquired project.

(3)	A completed 160-unit, 568-bed student housing community adjacent to the campus of the University of West Georgia.
(4)	See note 7 - Related Party Transactions.
(5)	Mezzanine loan in support of a completed 152-unit, 536-bed student housing community adjacent to the campus of Mississippi State University.
(6)
Deferred interest becomes due to the Company on the earliest to occur of (i) the maturity date, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing of the loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

(7)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a 340-unit multifamily community located in Atlanta, Georgia.
(8)
Bridge loan to partially finance the acquisition of land and predevelopment costs for a multifamily community. Upon a sale of the property or refinancing with a third party, the Company would be due a payoff fee of $2.0 million on this loan. See note 17.

(9)	A completed 198-unit, 792-bed student housing community adjacent to the campus of Kennesaw State University.
(10)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a second phase adjacent to the Crosstown Walk multifamily community development in Tampa, Florida.
(11)	Mezzanine loan in support of a planned 217-unit, 732-bed student housing community adjacent to the campus of Texas Tech University.
(12)	Mezzanine loan in support of a planned 250-unit, 840-bed student housing community adjacent to the campus of Baylor University.
(13)	Bridge loan in support of a planned 158-unit, 542-bed student housing community adjacent to the campus of the University of South Florida.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

The Palisades, Green Park, Stadium Village and Founders' Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal.

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Fusion, Crosstown Walk II and Haven Tampa loans are also collateralized by the acquired land. The Haven West and Stadium Village loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the mezzanine loans are permitted in whole, but not in part, without the Company's consent.

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

	As of 6/30/2015				Carrying amount as of
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	June 30, 2015	December 31, 2014
Project/Property

Crosstown Walk	$10,962,000	$219,240	$109,620	$(19,961)	$10,942,039	$10,862,615
CityPark View	—	200,000	100,000	—	—	9,951,728
City Vista	14,863,978	322,134	161,067	(55,862)	14,808,116	13,708,474
Aster at Lely	—	254,265	127,133	—	—	12,330,262
Overton Rise	16,496,981	332,079	166,040	(51,691)	16,445,290	15,773,937
Haven West	6,784,167	138,816	69,408	(18,983)	6,765,184	6,753,917
Haven 12	5,773,542	122,328	61,164	(11,270)	5,762,272	5,506,157
Founders' Village (1)	9,866,000	197,320	98,660	(29,899)	9,836,101	9,804,058
Encore	19,003,881	400,531	200,265	(24,427)	18,979,454	11,966,456
Palisades (1)	16,070,000	321,400	160,700	(7,916)	16,062,084	14,374,036
Fusion	23,500,682	460,000	230,000	—	23,500,682	20,313,722
Green Park (1)	7,392,165	269,287	134,644	(33,860)	7,358,305	4,602,691
Stadium Village (1)	13,232,900	268,500	134,250	(11,877)	13,221,023	12,664,902
Summit Crossing III	4,942,921	144,928	72,464	(52,230)	4,890,691	2,393,639
Crosstown Walk II	2,240,000	44,800	22,400	—	2,240,000	2,225,079
Aldridge at Town Village	6,958,159	219,500	109,750	(90,349)	6,867,810	—
18 Nineteen	4,692,702	311,967	155,984	(96,783)	4,595,919	—
Haven South	5,773,915	309,113	154,557	(144,244)	5,629,671	—
Haven Tampa	2,900,000	58,000	29,000	(23,055)	2,876,945	—

	$171,453,993	$4,594,208	$2,297,106	$(672,407)	$170,781,586	$153,231,673

(1) 25% of the net amount collected by the Company as an acquisition fee was paid to the associated third party loan participant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its mezzanine loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion
Project/Property	Begin	End

Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342
City Vista	2/1/2016	5/31/2016	$43,560,271	272
Overton Rise	7/8/2016	12/8/2016	$51,500,000	294
Haven West	8/1/2016	1/31/2017	$26,138,466	160
Haven 12	9/1/2016	11/30/2016	(1)	152
Founders' Village	2/1/2016	9/15/2016	$44,266,000	247
Encore	N/A	N/A	N/A	340
Palisades	3/1/2017	7/31/2017	(1)	304
Fusion	N/A	N/A	N/A	280
Green Park	11/1/2017	2/28/2018	(1)	310
Stadium Village	9/1/2016	11/30/2016	(1)	198
Summit Crossing III	8/1/2017	11/30/2017	(1)	172
Crosstown Walk II	N/A	N/A	N/A	180
Aldridge at Town Village	11/1/2017	2/28/2018	(1)	300
18 Nineteen	10/1/2017	12/31/2017	(1)	217
Haven South	10/1/2017	12/31/2017	(1)	250
Haven Tampa	N/A	N/A	N/A	158

				4,176

(1) The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 20 and 60 basis points, depending on the loan.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

At June 30, 2015, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				6/30/2015	12/31/2014

360 Residential, LLC	3/20/2013	6/30/2016	$2,000,000	$1,179,898	$1,107,348	12%	(1)
TPKG 13th Street Development, LLC (2)	5/3/2013	N/A	—	—	5,605,178	N/A
Preferred Capital Marketing Services, LLC (3)	1/24/2013	12/31/2016	1,500,000	1,367,000	1,500,000	10%
Riverview Associates, Ltd. (4)	12/17/2012	N/A	—	—	300,000	N/A
Pecunia Management, LLC	11/16/2013	11/15/2015	200,000	133,534	200,000	10%
Oxford Contracting LLC	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%	(5)
Preferred Apartment Advisors, LLC (3)	8/21/2012	12/31/2016	12,000,000	10,693,332	9,128,038	8%	(6)
Haven Campus Communities, LLC (3)	6/11/2014	6/30/2016	5,400,000	4,939,904	3,540,099	12%	(5)
Oxford Capital Partners, LLC	6/27/2014	6/30/2016	5,925,000	4,936,942	4,029,737	12%	(7)
Newport Development Partners, LLC	6/17/2014	6/30/2016	3,000,000	—	1,860,560	12%	(5)

Unamortized loan fees				(31,861)	(48,400)

			$31,525,000	$24,693,749	$28,697,560

(1) Revolving credit line which is an amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) The outstanding balance of this loan was fully repaid as of February 11, 2015.
(3) See related party disclosure in Note 7.
(4) The outstanding balance of this loan was fully repaid as of May 26, 2015.
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

The Newport instrument is collateralized in full by guaranties of repayment issued by the principals of the borrowers, which are not affiliates of the Company. The Oxford line of credit is collateralized by guaranties of repayment issued by the principals of the borrowers, which are not affiliates of the Company, up to the lesser of 25% of the outstanding principal balance or $1,000,000. Haven Campus Communities, LLC is a related party, as described in note 7.
The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Real estate loans:
Current interest payments	$3,801,861	$2,628,833	$7,185,769	$4,928,126
Additional accrued interest	2,550,798	1,697,017	4,554,278	3,211,178
Deferred loan fee revenue	200,552	272,399	350,871	580,856

Total real estate loan revenue	6,553,211	4,598,249	12,090,918	8,720,160
Interest income on notes and lines of credit	657,334	661,543	$1,353,255	$1,265,381

Interest income on loans and notes receivable	$7,210,545	$5,259,792	$13,444,173	$9,985,541

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

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
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Vista, Overton Rise, Crosstown Walk, Haven West, and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2015 of approximately $59.0 million. The maximum aggregate amount of loans to be funded as of June 30, 2015 was approximately $61.0 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Vista, Founders' Village, Palisades, Encore, Summit Crossing III and Crosstown Walk II real estate loans, the promissory note from Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $84.4 million (with a total commitment amount of $91.6 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the mezzanine loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of June 30, 2015.

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Overton Rise, Haven West, Encore, Green Park, Stadium Village, Summit Crossing III and Aldridge at Town Village real estate loans, all of which are partially supporting proposed multifamily communities and student housing projects in or near Atlanta, Georgia. The drawn amount of these loans as of June 30, 2015 totaled approximately $74.8 million (with a total commitment amount of approximately $88.7 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

The borrowers and guarantors behind the Crosstown Walk, City Vista, Founders' Village, Palisades, Encore, Summit Crossing III and Crosstown Walk II real estate loans, the promissory note to Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $3.3 million and $1.9 million for the three-month periods ended June 30, 2015, and 2014, respectively and $6.0 million and $3.8 million for the six-month periods ended June 30, 2015, and 2014, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

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

As of June 30, 2015, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $30.4 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $9.0 million. As of June 30, 2015, the Company had issued 314,235 Units from which we realized net proceeds of approximately $283.6 million after commissions and other costs.  A total of 1,927 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 31.8% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. The Company cumulatively recognized approximately 31.8% of the approximate $9.0 million deferred to date, or approximately $2.9 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $6.2 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at June 30, 2015.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

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

On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $721,000 as of June 30, 2015, of which approximately $333,000 are reflected as deferred offering costs in the asset section of the consolidated balance sheet at June 30, 2015. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through June 30, 2015, the Company sold approximately 6.5 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $54.4 million.
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
June 30, 2015

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

		Three months ended June 30,		Six months ended June 30,
Type of Compensation	Basis of Compensation	2015	2014	2015	2014

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$1,448,114	$332,902	$2,403,463	$400,958
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	580,579	493,709	1,244,884	960,577
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	436,168	268,674	908,260	530,795
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	308,617	237,812	657,202	459,693

		$2,773,478	$1,333,097	$5,213,809	$2,352,023

Included in the acquisition and pursuit costs line of the statement of operations for the six months ended June 30, 2014 is a fee in the amount of $57,268 paid to Joel T. Murphy in connection with one grocery-anchored necessity retail shopping center acquisition prior to Mr. Murphy becoming a director of the Company and the Chief Executive Officer of New Market Properties, LLC.

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $1,155,119 of combined asset management, general and administrative expense and property management fees related to certain properties and land loans during the six months ended June 30, 2015 and $1,487,464 cumulatively have been deferred by the Manager. The Company will recognize any deferred fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of June 30, 2015, the Company determined that there was insufficient evidence to support recognition of these deferred fees; therefore, the Company has not recognized any expense for the amounts deferred.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended June 30,		Six months ended June 30,
2015	2014	2015	2014
$1,308,832	$609,104	$2,426,405	$1,234,365

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $538,225 and $218,240 for the six-month periods ended June 30, 2015 and 2014, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

The Company's Haven West, Haven 12, Stadium Village, 18 Nineteen, Haven South and Haven Tampa real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

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

The Company did not incur any of these other potential fees during the six-month periods ended June 30, 2015 or 2014.

The Company holds a promissory note in the amount of $1,367,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

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

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

2015			2014
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2015	192,607	$984,217	January 31, 2014	89,313	$454,344
February 27, 2015	206,007	1,047,189	February 28, 2014	93,005	468,337
March 31, 2015	223,699	1,141,491	March 31, 2014	98,200	497,855
April 30, 2015	243,570	1,244,249	April 30, 2014	101,436	510,905
May 29, 2015	267,273	1,366,207	May 30, 2014	105,630	533,800
June 30, 2015	288,392	1,480,101	June 30, 2014	109,865	556,074

	Total	$7,263,454		Total	$3,021,315

The Company's dividend activity on its Common Stock for the six-month periods ended June 30, 2015 and 2014 was:

2015				2014
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 13, 2015	22,004,309	$0.175	$3,850,754	March 14, 2014	15,336,059	$0.16	$2,453,769
June 15, 2015	22,290,677	0.18	4,012,322	June 16, 2014	16,613,827	0.16	2,658,212

		$0.355	$7,863,076			$0.32	$5,111,981

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

The holders of Class A Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At June 30, 2015, the Company had 280,360 Class A Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2015			2014
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
February 5, 2015	April 22, 2015	$49,063	February 6, 2014	April 22, 2014	$36,552
April 29, 2015	July 15, 2015	50,465	May 8, 2014	July 17, 2014	21,509

		$99,528			$58,061

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

Equity compensation expense by award type for the Company was:

	Three months ended June 30,		Six months ended June 30,		Unamortized expense as of June 30,
	2015	2014	2015	2014	2015

Quarterly board member committee fee grants	$5,990	$—	$23,899	$17,928	$—
Class B Unit awards:
Executive officers - 2013	—	—	—	2,318	—
Executive officers - 2014	—	370,864	3,825	730,481	—
Executive officers - 2015	491,390	—	979,472	—	979,055
Restricted stock grants:
2013	—	21,453	—	85,812	—
2014	26,830	53,607	107,322	53,607	—
2015	53,333	—	53,333	—	266,679

Total	$577,543	$445,924	$1,167,851	$890,146	$1,245,734

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
June 30, 2015

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

On May 7, 2015, the Company granted a total of 30,133 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $10.62 and total compensation cost in the amount of $320,012 will be recognized over the four following 90-day periods following the date of grant. The shares granted will vest on a pro-rata basis over these same four periods.

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant. Details concerning these grants were:

Grant date	Total number of shares granted	Fair value per share	Total fair value

2/6/2014	2,241	$8.00	$17,928
2/5/2015	1,782	$10.05	$17,909
5/7/2015	564	$10.62	5,990

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
June 30, 2015

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

10. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

		Principal balance as of				Interest only through date (1)
	Acquisition/ refinancing date	June 30, 2015	December 31, 2014	Maturity date	Fixed interest rate

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	4.22%	7/1/2020
Stone Rise	7/3/2014	25,187,000	25,187,000	8/1/2019	2.89%	8/31/2015
Summit Crossing	4/21/2011	20,526,810	20,685,760	5/1/2018	4.71%	5/31/2014
Summit Crossing secondary financing	8/28/2014	5,187,468	5,229,386	9/1/2019	4.39%	N/A
Summit II	3/20/2014	13,357,000	13,357,000	4/1/2021	4.49%	4/30/2019
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%	2/28/2018
Ashford Park secondary financing	8/28/2014	6,576,760	6,632,542	2/1/2020	4.13%	N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%	2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%	2/28/2018
Enclave	9/26/2014	24,862,000	24,862,000	10/1/2021	3.68%	10/31/2017
Sandstone	9/26/2014	31,879,624	32,200,225	10/1/2019	3.18%	N/A
Stoneridge	9/26/2014	27,581,968	27,859,349	10/1/2019	3.18%	N/A
Vineyards	9/26/2014	34,775,000	34,775,000	10/1/2021	3.68%	10/31/2017
Avenues at Cypress	2/13/2015	22,794,608	—	9/1/2022	3.43%	N/A
Avenues at Northpointe	2/13/2015	27,878,000	—	3/1/2022	3.16%	3/31/2017
Spring Hill Plaza	9/5/2014	9,900,000	9,900,000	10/1/2019	3.36%	10/31/2015
Parkway Town Centre	9/5/2014	7,200,000	7,200,000	10/1/2019	3.36%	10/31/2015
Woodstock Crossing	8/8/2014	3,114,750	3,138,389	9/1/2021	4.71%	N/A
Deltona Landings	9/30/2014	7,145,748	7,215,551	10/1/2019	3.48%	N/A
Powder Springs	9/30/2014	7,539,996	7,613,650	10/1/2019	3.48%	N/A
Kingwood Glen	9/30/2014	11,955,575	12,072,363	10/1/2019	3.48%	N/A
Barclay Crossing	9/30/2014	6,721,931	6,787,594	10/1/2019	3.48%	N/A
Sweetgrass Corner	9/30/2014	8,143,246	8,221,429	10/1/2019	3.58%	N/A
Parkway Centre	9/30/2014	4,681,697	4,727,430	10/1/2019	3.48%	N/A
Salem Cove	10/6/2014	9,600,000	9,600,000	11/1/2024	4.21%	11/30/2016
Lakewood Ranch	5/21/2015	30,810,000	—	12/1/2022	3.55%	N/A
Aster Lely	6/24/2015	34,000,000	—	7/5/2022	3.84%	N/A
CityPark View	6/30/2015	22,100,000	—	7/1/2022	3.27%	N/A

Total		$490,673,181	$354,418,668

(1) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 30-year amortization period through the maturity date.

As of June 30, 2015, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 5.5 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

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
Also on February 12, 2015, the Company entered into a $32 million term loan with Key Bank National Association under the Credit Facility, or the Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.

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
As of June 30, 2015, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $250,000,000	(2)	$390,192,863
Debt yield	Minimum 8.25%		9%
Payout ratio	Maximum 95%	(3)	81.4%
Total leverage ratio	Maximum 60%		53.2%
Debt service coverage ratio	Minimum 1.50x		2.95X

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $250 million plus 75% of the net proceeds of any equity offering, which totaled $319,922,073 as of June 30, 2015.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended June 30, 2015, the maximum dividends and distributions allowed under this covenant was $32,125,000.

Loan fees and closing costs for the establishment and subsequent amendments of the Revolving Line of Credit, the Term Loan, as well as the mortgage debt on the Company's multifamily communities, are amortized using the interest method over the lives of the loans. At June 30, 2015, aggregate unamortized loan costs were $95,060, which will be amortized over the period ending with the maturity date of the Revolving Line of Credit. The weighted average interest rate for the Credit Facility was approximately 3.9% for the six-month period ended June 30, 2015. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.35% per annum.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of June 30, 2015 were:

Period	Future principal payments
2015	$2,445,978
2016	5,696,065
2017	6,660,144
2018	28,249,406
2019	147,896,779
thereafter	299,724,809

Total	$490,673,181
11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the three- month and six-month periods ended June 30, 2015 and 2014.

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
June 30, 2015

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

	June 30, 2015	December 31, 2014

Assets:
Multifamily communities	$569,004,901	$368,224,617
Financing	204,432,749	189,984,602
Retail	123,062,991	123,932,893
Other	12,557,163	9,240,795
Consolidated assets	$909,057,804	$691,382,907

Total capitalized expenditures of $1,580,972 and $833,071 (excluding the purchase price of acquisitions and including construction in progress) were recorded for the six-month periods ended June 30, 2015 and 2014, respectively, attributable to the Company’s multifamily communities segment. Total capitalized expenditures of $681,524 and $220,865 attributable to the retail segment were recorded for the six-month periods ended June 30, 2015 and 2014, respectively.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues

Multifamily communities	$13,955,158	$6,614,673	$26,089,651	$13,040,121
Financing	7,210,545	5,259,792	13,444,172	9,985,541
Retail	2,923,124	190,725	5,899,519	279,610

Consolidated revenues	$24,088,827	$12,065,190	$45,433,342	$23,305,272

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Segment net operating income (Segment NOI)

Multifamily communities	$7,426,483	$3,841,866	$14,046,647	$7,607,721
Financing	7,210,545	5,259,792	13,444,172	9,985,541
Retail	2,009,313	143,647	4,078,642	211,109

Consolidated segment net operating income	16,646,341	9,245,305	31,569,461	17,804,371

Interest expense:
Multifamily communities	3,277,663	1,379,322	6,149,561	2,708,346
Retail	772,515	—	1,547,007	—
Financing	638,290	405,076	1,369,015	791,703
Depreciation and amortization:
Multifamily communities	6,433,407	3,220,668	12,807,049	5,499,162
Retail	1,494,442	76,111	3,066,228	106,144
Professional fees	293,569	300,805	672,368	574,653
Management fees, net of deferrals	761,797	731,521	1,766,727	1,420,270
Acquisition costs:
Multifamily communities	1,622,604	122,730	2,791,990	192,774
Retail	145,209	39,634	159,715	214,889
Equity compensation to directors and executives	577,543	445,924	1,167,851	890,146
Other	208,466	99,042	416,043	185,971

Net income (loss)	$420,836	$2,424,472	$(344,093)	$5,220,313

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$420,836	$2,424,472	$(344,093)	$5,220,313
Net (income) loss attributable to non-controlling interests	(4,276)	(20,366)	5,423	(59,228)
Net income (loss) attributable to the Company	416,560	2,404,106	(338,670)	5,161,085
Dividends declared to Series A preferred stockholders (A)	(4,090,557)	(1,600,779)	(7,263,454)	(3,021,315)
Earnings attributable to unvested restricted stock (B)	(5,424)	(6,274)	(12,287)	(10,952)
Net (loss) income available to common stockholders	$(3,679,421)	$797,053	$(7,614,411)	$2,128,818

Denominator:
Weighted average number of shares of Common Stock - basic	22,215,663	16,287,354	22,015,928	15,804,766
Effect of dilutive securities: (C)
Warrants	—	—	—	—
Class B Units	—	131,468	—	109,548
Unvested restricted stock	—	2,529	—	1,070
Weighted average number of shares of Common Stock - diluted	22,215,663	16,421,351	22,015,928	15,915,384

Net (loss) income per share of Common Stock
available to common stockholders:
Basic	$(0.17)	$0.05	$(0.35)	$0.13
Diluted	$(0.17)	$0.05	$(0.35)	$0.13

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 312,308 and 115,221 outstanding shares of Series A Preferred Stock at June 30, 2015 and 2014, respectively.

(B) The Company's outstanding unvested restricted share awards (30,133 and 29,016 shares of Common Stock at June 30, 2015, and 2014, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss attributable to common stockholders for the three-month and six-month periods ended June 30, 2015, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expired on March 31, 2015, and warrants outstanding from issuances of Units that are potentially exercisable into 6,165,280 shares of Common Stock, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results, assuming the acquisitions of Salem Cove, Parkway Town Centre, Spring Hill Plaza, the Dunbar Portfolio, the Sunbelt Portfolio, CityPark View and Aster at Lely were hypothetically acquired on January 1, 2014, the Houston Portfolio was hypothetically acquired February 1, 2014 and Venue at Lakewood Ranch was hypothetically acquired on September 1, 2014 were:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Pro forma:
Revenues	$26,578,024	$20,150,058	$52,310,521	$38,577,979

Net income (loss)	$1,680,085	$(5,878,523)	$1,888,923	$(15,738,867)

Net income (loss) attributable to the Company	$1,660,116	$(5,829,144)	$1,866,527	$(15,552,429)

Net loss attributable to common stockholders	$(2,435,865)	$(7,436,197)	$(5,409,214)	$(18,584,696)

Net income loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.10)	$(0.42)	$(0.23)	$(1.08)

Weighted average number of shares of Common Stock
outstanding, basic and diluted	23,665,663	17,737,354	23,465,928	17,254,766

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

	As of 6/30/2015
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$179,716,595	$186,105,707	$—	$—	$186,105,707
Notes and line of credit receivable	24,693,749	24,693,749	—	—	24,693,749

	$204,410,344	$210,799,456	$—	$—	$210,799,456
Financial Liabilities:
Mortgage notes payable (2)	$484,449,892	$488,218,194	$—	$—	$488,218,194
Loan participation obligations	11,954,879	12,509,124	—	—	12,509,124

	$496,404,771	$500,727,318	$—	$—	$500,727,318

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

	As of December 31, 2014
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$161,270,120	$166,583,953	$—	$—	$166,583,953
Notes and line of credit receivable	28,697,560	28,697,560	—	—	28,697,560
	$189,967,680	$195,281,513	$—	$—	$195,281,513
Financial Liabilities:
Mortgage notes payable (2)	$349,391,163	360,557,496	$—	$—	$360,557,496
Revolving credit facility	24,500,000	24,500,000	—	—	24,500,000
Loan participation obligations	7,990,798	8,399,069	—	—	8,399,069
	$381,881,961	$393,456,565	$—	$—	$393,456,565

(1) The carrying value of real estate loans includes the Fusion loan of $23,500,682 and $20,313,722 at June 30, 2015 and December 31, 2014, respectively, for which the Company elected the fair value option on a recurring basis. The change in fair value from December 31, 2014 to June 30, 2015 was due to additional draws on the loan. The carrying value of real estate assets includes the Company's balance of the Palisades, Green Park, and Stadium Village real estate loans, as well as the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. The carrying value of real estate loans includes accrued interest of $8,935,008 and $8,038,447 as of June 30, 2015 and December 31, 2014, respectively.

(2) The carrying value of mortgage notes payable consist of the princial amount due less any unamortized deferred loan issuance costs.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at June 30, 2015, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects. At the date of the Fusion loan, the Company elected the fair value option as the carrying amount of the loan. The significant unobservable input into this level 3 fair value assessment classification includes a remote possibility of realization of the $2.0 million exit fee. Because the interest rate of the loan approximated market rates for similar loans, and due to the short term nature of the loan, the Company determined that the face amount of the loan approximated its fair market value.

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

17. Subsequent Events

On July 1, 2015, we converted our bridge loan to a mezzanine loan of up to approximately $59.1 million to partially finance a planned multifamily community located in Irvine, California. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 7.5% per annum.

On July 1, 2015, we acquired a grocery-anchored necessity retail shopping center comprised of approximately 140,000 square feet of gross leasable area in Plano, Texas, a northern suburb of Dallas, Texas.

On August 6, 2015, we declared a Common Stock dividend of $0.18 per share for the third quarter 2015, which is payable on October 15, 2015, to common stockholders of record on September 15, 2015.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2015

Between July 1, 2015 and August 1, 2015, the Company issued 22,434 Units and collected net proceeds of approximately $20.3 million after commissions and fees under its Follow-on Offering.

On July 31, 2015, we acquired a 395-unit multifamily community located in San Antonio, Texas.

On August 6, 2015, the Company granted 1,647 shares of Common Stock to its independent board members, in payment of their meeting fees. The per-share fair value of this award, which was fully vested upon issuance, was $10.94, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $18,018 was recorded in full at the grant date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the second quarter 2015, we acquired three multifamily communities located in the Sarasota, Florida, Naples, Florida, and Charlotte, North Carolina markets, representing 829 units, for an aggregate purchase price of approximately $132.6 million. We now own 4,675 multifamily units.

As of June 30, 2015, we owned ten grocery-anchored necessity retail shopping centers with approximately 694,000 square feet of gross leasable area.

During the second quarter 2015, we originated one mezzanine loan, one bridge loan, and converted an existing bridge loan to a mezzanine loan, with an aggregate loan commitment amount of approximately $33.9 million to partially finance three planned student housing projects representing 2,114 beds, to be located adjacent to Baylor University in Waco, Texas; Texas Tech University in Lubbock, Texas; and the University of South Florida in Tampa, Florida. Two existing mezzanine loans were repaid or the balance applied to the purchase in conjunction with the acquisitions of the multifamily communities in Naples and Charlotte. As of June 30, 2015, our real estate loan portfolio consisted of 13 mezzanine loans and four bridge loans supporting eleven planned multifamily communities and six planned student housing projects. These loans represent a total commitment amount of approximately $209.3 million and 4,176 potential additional units. There can be no assurance that we will acquire any of the units under construction.

During the second quarter 2015, we issued 69,423 Units and collected net proceeds of approximately $62.5 million from our Follow-On Offering.

On June 26, 2015, our Common Stock was added to the Russell 2000 and Russell 3000 stock indexes. On July 17, 2015, we transferred the listing of our Common Stock from the NYSE MKT exchange to the New York Stock Exchange.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 98.8% interest as of June 30, 2015. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored necessity retail properties.

Properties

At June 30, 2015, we were the sole owner of the following 15 multifamily communities, which comprise our multifamily segment:

Property	Metropolitan area	Year construction completed	Number of Units	Average Unit Size (sq. ft.)

Summit Crossing:	Atlanta, GA
Summit I		2007	345	1,034
Summit II		2013	140	1,100
			485

Trail Creek:	Hampton, VA
Trail I		2007	204	988
Trail II		2012	96	1,289
			300

Stone Rise	Philadelphia, PA	2008	216	1,079
McNeil Ranch	Austin, TX	1999	192	1,071
Ashford Park	Atlanta, GA	1992	408	1,008
Lake Cameron	Raleigh, NC	1997	328	940
Enclave at Vista Ridge	Dallas, TX	2003	300	1,079
Sandstone Creek	Kansas City, KS	2000	364	1,135
Stoneridge Farms	Nashville, TN	2002	364	1,153
Vineyards	Houston, TX	2003	369	1,122
Avenues at Cypress	Houston, Texas	2014	240	1,166
Avenues at Northpointe	Houston, Texas	2013	280	1,154
Venue at Lakewood Ranch	Sarasota, Florida	2015	237	1,001
Aster at Lely	Naples, Florida	2015	308	979
CityPark View	Charlotte, North Carolina	2014	284	948

Total			4,675

At June 30, 2015, we were the sole owner of the following ten grocery-anchored necessity retail shopping centers, which comprise our retail segment:

Property name	Metropolitan area	Year built	GLA (1)	Percent leased (2)	Anchor tenant

Woodstock Crossing	Atlanta, GA	1994	66,122	92.6%	Kroger
Parkway Town Centre	Nashville, TN	2005	65,587	89.7%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570	100.0%	Publix
Barclay Crossing	Tampa, FL	1998	54,958	100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966	95.5%	Publix
Kingwood Glen	Houston, TX	1998	103,397	98.0%	Kroger
Parkway Centre	Columbus, GA	1999	53,088	86.8%	Publix
Powder Springs	Atlanta, GA	1999	77,853	92.8%	Publix
Sweetgrass Corner	Charleston, SC	1999	89,124	100.0%	Bi-Lo
Salem Cove	Nashville, TN	2010	62,356	97.8%	Publix

			694,021
(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) Percent leased represents the percentage of GLA that is leased, including lease agreements that have been signed which have not yet commenced.
Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue in 2015, with continued job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector.   If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to measurably improve upon.  The pipeline of new multifamily construction, although increasing, has been relatively measured in most of our markets.  Nationally, new multifamily construction is currently around average historical levels in most markets.  Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to good levels of absorption levels in our markets, which in many of our markets has offset or exceeded the new supply coming online.  The absorption rate has led to stable or modestly increasing occupancy rates with concurrent increases in rental rates in our markets.  We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain increases in multifamily supply.

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

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae (the GSEs) with excellent access to investor capital.  Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment despite recent volatility.   Recently, the GSEs have run into an issue regarding their ability to lend.  The regulator, the Federal Housing and Finance Association (FHFA), has provided adjustments to the cap for the

GSEs that should allow for the agencies to remain in the market for the balance of the year.  If the cap adjustments are not adequate, it is possible that the GSEs could be out of the market late in the fourth quarter.  This circumstance will also prompt an extensive discussion of the cap for next year for the GSEs.   If FHFA does not provide relief under the cap for the agencies and loan demand continues to be high, it could well be the case that financing for acquisitions becomes more expensive through the end of 2015 and into 2016.  We would expect other market participants to step in to the void the agencies would leave but the cost could increase and underwriting could become stricter.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or a modified approach upon adoption. We are currently evaluating the impact this standard may have on our financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This new guidance requires that the balance of unamortized debt issuance costs related to non-revolving debt instruments to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. Our adoption of ASU 2015-03, which was effective June 30, 2015, did not materially impact our financial position or results of operations.

Results of Operations

The highlights of our second quarter 2015 operating results included:

•
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, or NFFO, was $6,027,898, or $0.27 per share for the second quarter 2015, compared to $4,253,687, or $0.26 per share for the second quarter 2014.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $6,652,938, or $0.30 per share for the second quarter 2015, an increase of 43% on a per share basis from our AFFO result of $3,411,333, or $0.21 per share for the second quarter 2014. AFFO is calculated after deductions for all preferred dividends.

•
As of June 30, 2015, our total assets were approximately $909.1 million, an increase of approximately $528.0 million, or 139% compared to our total assets of approximately $381.1 million at June 30, 2014.

•	Total revenues for the second quarter 2015 were approximately $24.1 million, an increase of approximately $12 million, or 100%, compared to approximately $12.1 million for the second quarter 2014.

•
Cash flow from operations for the second quarter 2015 was approximately $10.6 million, an increase of approximately $5.1 million, or 93%, compared to approximately $5.5 million for the second quarter 2014.

•	Our Common Stock dividend of $0.18 per share for the second quarter 2015 represents an approximately 11.1% growth rate on an annualized basis since June 30, 2011.

•	At June 30, 2015, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was 53.1%.

•	For the second quarter 2015, our average multifamily physical occupancy was 95.1%. Our retail portfolio was 95.6% leased as of June 30, 2015.

•
For the second quarter 2015, our NFFO payout ratio to our Common Stockholders and Unitholders was approximately 67% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 61%. (2)

•
For the second quarter 2015, our NFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 40% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 38%.

•
On April 9, 2015, we converted our bridge loan to a real estate loan of up to approximately $15.6 million to partially finance a planned 732-bed student housing project located in Lubbock, Texas. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5% per annum.

•
On April 17, 2015, we originated a bridge loan of up to $2.9 million to fund predevelopment costs for a proposed 542-bed student housing project adjacent to the University of South Florida in Tampa, Florida. The loan pays current monthly interest of 10.0% per annum.

•
On May 1, 2015, we originated a real estate loan of up to approximately $15.5 million to partially finance a planned 840-bed student housing project located adjacent to Baylor University in Waco, Texas. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5.0% per annum.

•	On May 21, 2015, we acquired a 237-unit multifamily community located in Sarasota, Florida.

•
On June 15, 2015, we increased the loan amount of our Encore real estate loan by $4 million to approximately $20 million, added an accrued rate of 8.66% effective April 1, 2015 and extended the maturity date to August 15, 2015.

•	On June 24, 2015, we acquired a 308-unit multifamily community located in Naples, Florida.

•	On June 26, 2015, our Common Stock was added to the Russell 2000 and Russell 3000 market indexes.

•	On June 30, 2015, we acquired a 284-unit multifamily community located in Charlotte, North Carolina.

•
With the closing of the acquisitions referenced above, we own 15 multifamily properties comprising 4,675 units. Upon completion of all the projects partially financed by our real estate loan portfolio and assuming the exercise of all potential purchase options, we would own 17 additional multifamily communities, including six student housing communities, comprising 4,176 additional units.

•
On July 1, 2015, we converted our bridge loan to a mezzanine loan of up to approximately $59.1 million to partially finance a planned multifamily community located in Irvine, California. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 7.5% per annum.

•	On July 1, 2015, we acquired a grocery-anchored necessity retail shopping center comprised of approximately 140,000 square feet of gross leasable area in Plano, Texas, a northern suburb of Dallas.

•	On July 17, 2015, we transferred the listing of our Common Stock from the NYSE MKT to the New York Stock Exchange, or NYSE.

•	On July 31, 2015, we acquired a 395-unit multifamily community located in San Antonio, Texas.

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

Three Months and Six Months Ended June 30, 2015 compared to 2014

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months and six months ended June 30, 2015 versus 2014, as summarized in the tables below:

	Three months ended June 30,		Change inc (dec)
	2015	2014	Amount	Percentage
Revenues:
Rental revenues	$14,720,482	$6,044,732	$8,675,750	143.5%
Other property revenues	2,157,800	760,666	1,397,134	183.7%
Interest income on loans and notes receivable	5,582,871	4,492,153	1,090,718	24.3%
Interest income from related party	1,627,674	767,639	860,035	112.0%
Total revenues	24,088,827	12,065,190	12,023,637	99.7%

Operating expenses:
Property operating and maintenance	2,545,578	960,985	1,584,593	164.9%
Property salary and benefits reimbursement to related party	1,308,832	609,104	699,728	114.9%
Property management fees to related parties	655,139	268,674	386,465	143.8%
Real estate taxes	2,327,472	730,264	1,597,208	218.7%
General and administrative	463,298	232,765	230,533	99.0%
Equity compensation to directors and executives	577,543	445,924	131,619	29.5%
Depreciation and amortization	7,927,849	3,296,780	4,631,069	140.5%
Acquisition and pursuit costs	669,342	162,364	506,978	312.2%
Acquisition fees to related parties	1,098,471	—	1,098,471	—%
Asset management fees to related parties	1,570,956	731,521	839,435	114.8%
Insurance, professional fees and other	644,202	417,939	226,263	54.1%
Total operating expenses	19,788,682	7,856,320	11,932,362	151.9%
Asset management and general and administrative
expense fees deferred	(809,159)	—	(809,159)	—%
Net operating expenses	18,979,523	7,856,320	11,123,203	141.6%

Operating income	5,109,304	4,208,870	900,434	21.4%
Less interest expense	4,688,468	1,784,398	2,904,070	162.7%

Net income (loss)	$420,836	$2,424,472	$(2,003,636)	(82.6)%

	Six months ended June 30,		Change inc (dec)
	2015	2014	Amount	Percentage
Revenues:
Rental revenues	$27,861,602	$11,914,023	$15,947,579	133.9%
Other property revenues	4,127,567	1,405,708	2,721,859	193.6%
Interest income on loans and notes receivable	10,457,957	8,785,595	1,672,362	19.0%
Interest income from related party	2,986,216	1,199,946	1,786,270	148.9%
Total revenues	45,433,342	23,305,272	22,128,070	94.9%

Operating expenses:
Property operating and maintenance	4,624,937	1,873,534	2,751,403	146.9%
Property salary and benefits reimbursement to related party	2,426,405	1,234,365	1,192,040	96.6%
Property management fees to related parties	1,225,545	530,795	694,750	130.9%
Real estate taxes	4,404,149	1,389,313	3,014,836	217.0%
General and administrative	921,502	421,604	499,898	118.6%
Equity compensation to directors and executives	1,167,851	890,146	277,705	31.2%
Depreciation and amortization	15,873,277	5,605,306	10,267,971	183.2%
Acquisition and pursuit costs	1,092,934	350,395	742,539	211.9%
Acquisition fees to related parties	1,858,771	57,268	1,801,503	3,145.7%
Asset management fees to related parties	2,921,846	1,420,270	1,501,576	105.7%
Insurance, professional fees and other	1,349,754	811,914	537,840	66.2%
Total operating expenses	37,866,971	14,584,910	23,282,061	159.6%
Asset management and general and administrative
expense fees deferred	(1,155,119)	—	(1,155,119)	—%
Net operating expenses	36,711,852	14,584,910	22,126,942	151.7%

Operating income	8,721,490	8,720,362	1,128	—%
Less interest expense	9,065,583	3,500,049	5,565,534	159.0%

Net income (loss)	$(344,093)	$5,220,313	$(5,564,406)	(106.6)%

Revenues

Rental revenue increased for the three months and six months ended June 30, 2015 from the comparable 2014 periods primarily due to acquisitions, as shown in the following table:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Rental revenues:
Dunbar Portfolio	$4,199,000	48.4%	$8,231,000	51.6%
Sunbelt Portfolio and other retail assets	2,085,000	24.0%	4,255,000	26.7%
Houston Portfolio	1,904,000	21.9%	2,803,000	17.6%
Lakewood Ranch, CityPark View and Aster Lely	349,000	4.0%	349,000	2.2%
Other	139,000	1.7%	310,000	1.9%

Total	$8,676,000	100.0%	$15,948,000	100.0%

The Dunbar and Sunbelt Portfolios were acquired in September 2014 and the Houston Portfolio was acquired in February 2015 and so only reflects a partial period of results. Our average multifamily physical occupancy was 95.1% and 95.9% for the three-month periods ended June 30, 2015 and 2014, respectively. We define multifamily physical occupancy as the number of units occupied divided by total apartment units. Our average multifamily economic occupancy was 92.9% and 93.5% for the three-month periods ended June 30, 2015 and 2014, respectively. We calculate average multifamily economic occupancy by dividing gross potential rent less vacancy losses, model expenses, bad debt expenses and concessions by gross potential rent. All our multifamily properties are included in this calculation except for properties which are not yet stabilized (Cypress and Northpointe) and properties which are undergoing significant capital projects (Sandstone).

As of June 30, 2015, our retail portfolio was 95.6% leased. We define percent leased as the percentage of gross leasable area that is leased, including lease agreements that have been signed which have not yet commenced.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increase in other property revenues for the six-month period ended June 30, 2015 versus 2014 was similarly due primarily to the acquisitions listed above.

Interest revenue increased due to additional draws on existing loans, as well as closing new loan investments, as follows:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Interest revenue:
Increased balances on loans originated prior to June 30, 2014	$1,096,000	56.2%	$2,094,000	60.5%
New loans originated subsequent to June 30, 2014	855,000	43.8%	1,365,000	39.5%

Total	$1,951,000	100.0%	$3,459,000	100.0%

Property operating and maintenance expense

Expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by the Dunbar Portfolio and Sunbelt Portfolio and other retail assets acquired during 2014 and 2015, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property operations and maintenance:
Dunbar Portfolio	$707,000	44.6%	$1,348,000	49.0%
Sunbelt Portfolio and other retail assets	390,000	24.6%	777,000	28.2%
Houston Portfolio	283,000	17.9%	366,000	13.3%
Lakewood Ranch, CityPark View and Aster Lely	38,000	2.4%	38,000	1.4%
Other	167,000	10.5%	222,000	8.1%

Total	$1,585,000	100.0%	$2,751,000	100.0%

Property Salary and Benefits Reimbursement to Related Party

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by the Dunbar Portfolio acquisition during 2014 and the Houston Portfolio in 2015, as shown in the following table. The number of employees assigned by our property manager to our 15 multifamily communities at June 30, 2015 is not expected to change materially over the foreseeable future.

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Salary and benefits reimbursements:
Dunbar Portfolio	$437,000	62.4%	$870,000	73.0%
Houston Portfolio	220,000	31.4%	300,000	25.2%
Lakewood Ranch, CityPark View and Aster Lely	50,000	7.1%	50,000	4.2%
Other	(7,000)	(0.9)%	(28,000)	(2.4)%

Total	$700,000	100.0%	$1,192,000	100.0%

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

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property management fees:
Dunbar Portfolio	$189,000	49.0%	$369,000	53.1%
Sunbelt Portfolio and other retail assets	94,000	24.4%	188,000	27.1%
Houston Portfolio	83,000	21.5%	108,000	15.5%
Lakewood Ranch, CityPark View and Aster Lely	12,000	3.1%	12,000	1.7%
Other	8,000	2.0%	18,000	2.6%

Total	$386,000	100.0%	$695,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions during 2014 and 2015, as shown in the following table:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Real estate taxes:
Dunbar Portfolio	$710,000	44.5%	$1,447,000	48.0%
Sunbelt Portfolio and other retail assets	300,000	18.8%	620,000	20.6%
Houston Portfolio	545,000	34.1%	805,000	26.7%
Lakewood Ranch, CityPark View and Aster Lely	64,000	4.0%	64,000	2.1%
Other	(22,000)	(1.4)%	79,000	2.6%

Total	$1,597,000	100.0%	$3,015,000	100.0%

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired during 2014 and 2015, as shown in the following table:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
General and administrative expenses:
Dunbar Portfolio	$87,000	37.7%	$164,000	32.8%
Sunbelt Portfolio and other retail assets	15,000	6.5%	35,000	7.0%
Houston Portfolio	38,000	16.5%	68,000	13.6%
Lakewood Ranch, CityPark View and Aster Lely	13,000	5.6%	13,000	2.6%
Other	78,000	33.7%	220,000	44.0%

Total	$231,000	100.0%	$500,000	100.0%

Equity compensation to directors and executives

Equity compensation expense was as follows in the table below, increasing primarily due to an expansion of the annual Class B Unit Grants for the 2015 service year versus 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Quarterly board member committee fee grants	$5,990	$—	$23,899	$17,928
Class B Unit awards:
Executive officers - 2013	—	—	—	2,318
Executive officers - 2014	—	370,864	3,825	730,481
Executive officers - 2015	491,390	—	979,472	—
Restricted stock grants:
2013	—	21,453	—	85,812
2014	26,830	53,607	107,322	53,607
2015	53,333	—	53,333	—

Total	$577,543	$445,924	$1,167,851	$890,146

Depreciation and amortization

The net increase in depreciation and amortization was driven primarily by the additional depreciable assets from the 2014 and 2015 acquisitions, as shown below:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Dunbar Portfolio:
Depreciation	$1,765,000	38.1%	$3,524,000	34.3%
Amortization of intangible assets	—	—%	1,485,000	14.5%
Sunbelt Portfolio and other retail assets:
Depreciation	798,000	17.2%	1,626,000	15.8%
Amortization of intangible assets	620,000	13.4%	1,334,000	13.0%
Houston Portfolio:
Depreciation	867,000	18.7%	1,299,000	12.7%
Amortization of intangible assets	786,000	17.0%	1,179,000	11.5%
Venues, Aster at Lely and CityPark View:
Depreciation	383,000	8.3%	383,000	3.7%
Amortization of intangible assets	315,000	6.8%	315,000	3.1%
Other properties:
Depreciation	(382,000)	(8.2)%	44,000	0.4%
Amortization of intangible assets	(521,000)	(11.3)%	(921,000)	(9.0)%

Total	$4,631,000	100.0%	$10,268,000	100.0%

Acquisition and pursuit costs and acquisition fees to related parties

The changes in acquisition and pursuit costs and acquisition fees consisted of:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014

	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Venues, Aster at Lely and CityPark View:
Acquisition fees	$1,098,000	68.5%	$1,098,000	43.2%
Other acquisition costs	430,000	26.8%	483,000	19.0%
Sunbelt Portfolio and other retail assets:
Acquisition fees	—	—%	(57,000)	(2.2)%
Other acquisition costs	(40,000)	(2.5)%	(150,000)	(5.9)%
Houston Portfolio:
Acquisition fees	—	—%	760,000	29.9%
Other acquisition costs	12,000	0.7%	351,000	13.8%
Dunbar Portfolio:
Acquisition fees	—	—%	—	—%
Other acquisition costs	—	—%	6,000	0.2%
Other properties:
Acquisition fees	—	—%	—	—%
Other acquisition costs	105,000	6.5%	53,000	2.0%

Total	$1,605,000	100.0%	$2,544,000	100.0%

Included in other acquisition costs for the six-month period ended June 30, 2014 was a fee of $57,268 paid to Joel T. Murphy in connection with the acquisition of the Woodstock Crossing grocery-anchored necessity retail shopping center prior to Mr. Murphy's appointment as a director of the Company and the Chief Executive Officer of New Market Properties, LLC. Acquisition fees paid to our Manager are calculated as 1% of the gross purchase price of the multifamily community, the retail asset, or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Asset management fees and general and administrative fees to related party

Asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental costs brought on by acquisitions during 2014 and 2015, as shown in the following table:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase

Dunbar Portfolio	$329,000	39.2%	$655,000	43.6%
Sunbelt Portfolio and other retail assets	204,000	24.3%	413,000	27.5%
Houston Portfolio	169,000	20.1%	205,000	13.6%
Lakewood Ranch, CityPark View and Aster Lely	41,000	4.9%	41,000	2.7%
Other	96,000	11.5%	188,000	12.6%

Total	$839,000	100.0%	$1,502,000	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase

Audit and tax fees	$(59,000)	(26.1)%	$58,000	10.8%
Insurance premiums	244,000	108.0%	449,000	83.5%
Legal fees	12,000	5.3%	(10,000)	(1.9)%
Other	29,000	12.8%	41,000	7.6%

Total	$226,000	100.0%	$538,000	100.0%

Asset management and general and administrative expense fees deferred

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $1,155,119 of combined asset management, general and administrative expense and property management fees attributable to the six-month period ended June 30, 2015 and $1,487,464 cumulatively have been deferred by the Manager. We will recognize any deferred fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of June 30, 2015, there was insufficient evidence to support recognition of these deferred fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increase consisted of:

	Three months ended		Six months ended
	June 30, 2015 versus 2014		June 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Interest expense
Dunbar Portfolio	$1,085,000	37.4%	$2,164,000	38.9%
Sunbelt Portfolio and other retail assets	773,000	26.6%	1,547,000	27.8%
Houston Portfolio	439,000	15.1%	660,000	11.9%
Lakewood Ranch, CityPark View and Aster Lely	174,000	6.0%	174,000	3.1%
Term Loan	123,000	4.2%	332,000	6.0%
Revolving line of Credit	(269,000)	(9.3)%	(433,000)	(7.8)%
Loan participants	380,000	13.1%	679,000	12.2%
Other properties	199,000	6.9%	443,000	8.0%

Total	$2,904,000	100.0%	$5,566,000	100.0%

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

		Three months ended June 30,
		2015	2014

Net (loss) income attributable to common stockholders (See note 1)		$(3,679,421)	$797,053

Add:	Income attributable to non-controlling interests (See note 2)	4,276	20,366
	Depreciation of real estate assets	6,132,444	2,719,268
	Amortization of acquired real estate intangible assets	1,756,605	554,636

Funds from operations attributable to common stockholders and Unitholders		4,213,904	4,091,323

Add:	Acquisition and pursuit costs	1,767,813	162,364
	Loan cost amortization on acquisition Term Note (See note 3)	46,181	—

Normalized funds from operations attributable to common stockholders and Unitholders		6,027,898	4,253,687

	Non-cash equity compensation to directors and executives	577,543	445,924
	Amortization of loan closing costs (See note 4)	307,114	123,641
	Depreciation/amortization of non-real estate assets	38,800	22,876
	Net loan fees received (See note 5)	349,643	332,902
	Deferred interest income received (See note 6)	1,926,880	288,990
Less:	Non-cash loan interest income (See note 5)	(2,046,750)	(1,831,986)
	Abandoned pursuit costs	—	(56,626)
	Amortization of acquired real estate intangible liabilities (See note 7)	(184,541)	(11,954)
	Normally recurring capital expenditures (See note 8)	(343,649)	(156,121)

Adjusted funds from operations attributable to common stockholders and Unitholders		$6,652,938	$3,411,333

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$4,012,322	$2,658,212
	Distributions to Unitholders (See note 2)	50,465	21,509
	Total	$4,062,787	$2,679,721

Common Stock dividends and Unitholder distributions per share		$0.18	$0.16

FFO per weighted average basic share of Common Stock and Unit		$0.19	$0.25
NFFO per weighted average basic share of Common Stock and Unit		$0.27	$0.26
AFFO per weighted average basic share of Common Stock and Unit		$0.30	$0.21

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	22,215,663	16,287,354
	Class A Units	280,360	138,612
	Common Stock and Class A Units	22,496,023	16,425,966

	Diluted: (B)
	Common Stock and Class A Units	22,961,379	16,559,963

Actual shares of Common Stock outstanding, including 30,133 and 39,216 unvested shares
of restricted Common Stock at June 30, 2015 and 2014, respectively		22,307,057	16,675,575
Actual Class A Units outstanding		280,360	145,011
	Total	22,587,417	16,820,586

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 1.25% weighted average non-controlling interest in the Operating Partnership for the three-month period ended June 30, 2015.

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

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net (Loss) Income Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month period ended June 30, 2015 include activity for the Spring Hill Plaza, Parkway Town Centre, Deltona Landings, Powder Springs, Kingwood Glen, Parkway Centre, Barclay Crossing, Sweetgrass Corner and Salem Cove grocery-anchored necessity retail shopping centers, and the Enclave, Sandstone, Stoneridge, Vineyards, Cypress and Northpointe multifamily communities, as well as partial periods of results for the Lakewood multifamily community from the date of acquisition of May 21, 2015. No results of operations were recorded for the Aster at Lely and CityPark View properties for the three-month period ended June 30, 2015 since they were acquired on June 24, 2015 and June 30, 2015, respectively. The results of operations for Aster Lely were deemed immaterial for the three-month and six-month periods ended June 30, 2015. Rental and other property revenues and expenses for the three-month period ended June 30, 2014 do not include results for these properties as they were acquired subsequent to June 30, 2014.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 280,360 Class A Units as of June 30, 2015, which were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.25% and 0.84% for the three-month periods ended June 30, 2015 and 2014, respectively.

3)
We incurred loan closing costs of approximately $97,000 on our $32 million acquisition term loan facility with Key Bank National Association, or Term Loan, which were deferred and are being amortized over the life of the loan. Since the Term Loan was entered into for the express purpose of partially financing the acquisitions of the Avenues at Cypress and Avenues at Northpointe multifamily communities on February 13, 2015, this amortization expense is similar in character to an acquisition cost and is therefore an additive adjustment in the calculation of NFFO. The Term Loan was repaid in full on May 12, 2015.

4)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also for occasional amendments to our $50 million revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are being amortized over the lives of the respective mortgage loans and the Revolving Line of Credit, and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At June 30, 2015, aggregate unamortized loan costs were approximately $6.2 million, which will be amortized over a weighted average remaining loan life of approximately 5.5 years as of that date.

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

6)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt in the three month periods ended June 30, 2015 and 2014 of interest income earned and accrued prior to the periods presented on various real estate loans.

7)
This adjustment reflects the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. The adjustment for the three-month period ended June 30, 2015 pertains to the acquisition of the grocery-anchored necessity shopping centers. The adjustment for the three-month period ended June 30, 2014 pertains to the acquisition of the Woodstock Crossing retail asset. At June 30, 2015, the balance of unamortized below-market lease intangibles was approximately $5.5 million, which will be recognized over a weighted average remaining lease period of approximately 9 years.

8)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $549,489 and $218,409 for the three-month periods ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities and grocery-anchored necessity retail shopping centers (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities and grocery-anchored necessity retail shopping centers;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders;

•	cash redemptions that we may pay to our preferred stockholders, and

•	committed investments.

We have a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $40 million until the amendment of the loan agreement pursuant to the Third Modification Agreement, which became effective July 1, 2014.
The Third Modification Agreement increased our borrowing capacity on the Revolving Line of Credit from $40 million to $45 million and extended the maturity date to July 1, 2015. When our operating real estate assets surpassed $300 million in September 2014, the borrowing capacity was increased to $50 million. On February 16, 2015, we extended the maturity of our Revolving Line of Credit to February 12, 2016 and amended the interest rate to LIBOR plus 3.25% per annum.
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
On February 12, 2015, we also entered into a $32 million term loan with Key Bank under the Credit Facility, or Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.
The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2015, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Net worth	Minimum $250,000,000	(2)	$390,192,863
Debt yield	Minimum 8.25%		9%
Payout ratio	Maximum 95%	(3)	81.4%
Total leverage ratio	Maximum 60%		53.2%
Debt service coverage ratio	Minimum 1.50x		2.95X

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $250 million, plus 75% of the net proceeds of any equity offering, which totaled $319,922,073 as of June 30, 2015.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended June 30, 2015, the maximum dividends and distributions allowed under this covenant was $32,125,000.

At June 30, 2015, we had repaid all principal and accrued interest due under the Revolving Line of Credit. Interest expense for the Credit Facility was approximately $690,000 (including deferred loan cost amortization of approximately $178,000) and the weighted average interest rate was 3.9% for the six-month period ended June 30, 2015.

Our net cash provided by operating activities for the six-month periods ended June 30, 2015 and 2014 was approximately $18.3 million and $10.6 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the Sunbelt Portfolio and other retail asset acquisitions, an increase in cash collections of interest income from our larger portfolio of real estate loans and notes, and property income generated from the Dunbar and Houston Portfolios, partially offset by higher acquisition costs in the 2015 period versus the 2014 period.

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

Our net cash used in investing activities was approximately $227.6 million and $40.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. Disbursements for property acquisitions rose from approximately $5.7 million in the six months ended June 30, 2014 to approximately $199.2 million in the six months ended June 30, 2015. Net deployments of cash for real estate loans and notes receivable were approximately $24.1 million in 2015, versus net disbursements for loans and notes receivable in the 2014 period of approximately $33.9 million.

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

For the six-month period ended June 30, 2015, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Summit Crossing	$—	$19,792	$19,792	$69,642	$89,434
Trail Creek	—	77,586	77,586	54,300	131,886
Stone Rise	—	16,186	16,186	32,081	48,267
Ashford Park	—	32,545	32,545	75,749	108,294
McNeil Ranch	—	7,093	7,093	28,232	35,325
Lake Cameron	—	36,243	36,243	49,541	85,784
Stoneridge	103,510	1,378	104,888	64,262	169,150
Vineyards	—	—	—	38,525	38,525
Enclave	—	7,697	7,697	45,506	53,203
Sandstone	151,480	552	152,032	65,189	217,221
Cypress	30,675	654	31,329	8,731	40,060
Northpointe	43,959	—	43,959	8,044	52,003
Lakewood Ranch	17,561	—	17,561	—	17,561
Woodstock	—	15,196	15,196	—	15,196
Parkway Town Centre	27,090	—	27,090	—	27,090
Spring Hill Plaza	29,290	3,800	33,090	—	33,090
Salem Cove	29,820	—	29,820	—	29,820
Kingwood Glen	—	7,307	7,307	10,000	17,307

Total	$433,385	$226,029	$659,414	$549,802	$1,209,216

For the six-month period ended June 30, 2014, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Summit Crossing	$—	$61,919	$61,919	$41,558	$103,477
Trail Creek	—	6,759	6,759	47,011	53,770
Stone Rise	—	40,373	40,373	27,489	67,862
Ashford Park	23,483	108,463	131,946	64,140	196,086
McNeil Ranch	35,026	27,233	62,259	31,423	93,682
Lake Cameron	—	76,551	76,551	47,472	124,023
Woodstock Crossing	—	—	—	—	—

Total	$58,509	$321,298	$379,807	$259,093	$638,900

Net cash provided by financing activities was approximately $213.0 million and $30.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. During the 2015 period, our significant financing cash sources were the receipt of approximately $137.7 million of net proceeds from the mortgage financing transactions related to our Houston Portfolio, Venue at Lakewood Ranch, Aster at Lely and CityPark View acquisitions, approximately $109.4 million of net proceeds from our Unit offering and net proceeds from our ATM offering of approximately $5.4 million. During the 2014 period, our most significant financing cash source was the receipt of approximately $23.3 million of proceeds from our Unit offering and approximately $9.5 million from sales of Common Stock through our ATM Program.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends, as well as monthly dividends to holders of our Series A Preferred Stock, through net cash generated from operating results. In addition, our Series A Preferred Stock is redeemable by the holder at stated value commencing on the date of issuance, subject to a declining redemption fee.  Redemptions may be satisfied in cash or Common Stock, at our discretion. In the event we choose to redeem for cash but do not have available funds to do so, we intend to satisfy the request with shares of our Common Stock.

For the six-month periods ended June 30, 2015 and 2014, our aggregate dividends and distributions paid totaled approximately $14.2 million and $7.8 million, respectively. Our cash flows from operating activities of approximately $18.3 million and $10.6 million were more than sufficient to fund our cash dividend distributions for those respective periods. We expect our cash flow from operations for future periods to be sufficient to fund our quarterly Common Stock dividends and distributions to Class A Unitholders, as well as our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash. There can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash and dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Follow-On Offering. At June 30, 2015, we had 312,308 outstanding shares of Series A Preferred Stock, which receive a monthly dividend of $5.00 per share.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of June 30, 2015, we had issued an aggregate of 314,235 Units from both our Primary Series A Offering which expired on December 31, 2013 and our Follow-On Offering. At June 30, 2015, 675,173 Units were remaining available to be issued from our Follow-on Offering.

Aggregate offering expenses, including selling commissions and dealer manager fees, were approximately $30.4 million at June 30, 2015. These expenses will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Offering. We will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

On July 19, 2013 the SEC declared effective our Shelf Registration Statement, which allows us to offer equity or debt securities in an amount of up to $200 million. On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time pursuant to the ATM Offering. During the six-month period ended June 30, 2015, we issued 547,862 shares of Common Stock at an average price of $10.03 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $5.4 million, after deducting commissions.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of June 30, 2015, our outstanding debt (both secured and unsecured) was approximately 48.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at June 30, 2015. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of June 30, 2015, we had long term mortgage indebtedness of approximately $490.7 million, all of which was incurred by us in connection with the acquisition or refinancing of our 15 multifamily communities and ten grocery-anchored necessity retail shopping centers. All our long term mortgage indebtedness accrues interest at fixed interest rates. In addition, we held loan participation obligations of approximately $12.0 million.

As of June 30, 2015, we had approximately $6.9 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had outstanding 308,264 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2015, a total of 5,971 Warrants had been exercised for the purchase of 119,420 shares of Common Stock. A remaining total of 109,420 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 2,188,400 shares of Common Stock. The remainder of the Warrants outstanding at June 30, 2015 become potentially exercisable between July 15, 2015 and June 30, 2016 and have exercise prices that range between $10.06 and $13.37 per share. If all the outstanding Warrants outstanding at June 30, 2015 became exercisable and were exercised, gross proceeds to us would be approximately $69.3 million and we would as a result issue an additional 6,165,280 shares of Common Stock.

Contractual Obligations

As of June 30, 2015, our contractual obligations consisted of the mortgage notes secured by our acquired properties. At June 30, 2015, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$93,779,328	$17,388,052	$34,414,426	$27,647,103	$14,329,746
Principal	490,673,181	5,262,271	33,391,594	217,445,072	234,574,243

Total	$584,452,509	$22,650,323	$67,806,020	$245,092,175	$248,903,989

In addition, we had unfunded real estate loan commitment amounts totaling approximately $37.8 million, including unfunded real estate loan participation obligations of approximately $2.0 million at June 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our long term mortgage debt accrues interest at fixed rates. Our Revolving Line of Credit accrued interest at a spread over LIBOR of 3.25% as of June 30, 2015; this combined rate is uncapped. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of June 30, 2015.
Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2015, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 10, 2015	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: August 10, 2015	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX
Exhibit Number		Description

10.1	(1)	Wholesaling Agreement among International Assets Advisory, LLC, Preferred Capital Securities, LLC and Preferred Apartment Communities, Inc. dated July 17, 2015

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2015 and December 31, 2014, (ii) consolidated statements of operations for the three months and six months ended June 30, 2015 and 2014, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith

(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 22, 2015