Form 10-Q/A
period 2015-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2015-09-03
CIK 1481832

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

Explanatory Note

This amendment (Form 10-Q/A, Amendment No. 1) is being provided for the purpose of furnishing Exhibits 31.1 and 31.2, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and Exhibits 32.1 and 32.2, Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from our Quarterly Report on Form 10-Q for the period ended June 30, 2015 that was filed on August 10, 2015.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A, Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: September 3, 2015	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: September 3, 2015	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer