Form 10-Q
period 2015-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2015-11-09
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 4, 2015 was 22,368,377.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
Assets

Real estate
Land	$121,990,344	$79,272,457
Building and improvements	646,526,008	377,030,987
Tenant improvements	4,312,964	3,240,784
Furniture, fixtures, and equipment	81,754,519	36,864,668
Construction in progress	679,216	66,647
Gross real estate	855,263,051	496,475,543
Less: accumulated depreciation	(45,416,437)	(26,388,066)
Net real estate	809,846,614	470,087,477
Real estate loans, net of deferred fee income ($0 and $20,313,722 carried at fair value)	154,187,851	128,306,697
Real estate loans to related parties, net	53,609,059	24,924,976
Total real estate and real estate loans, net	1,017,643,524	623,319,150

Cash and cash equivalents	8,046,824	3,113,270
Restricted cash	12,020,327	4,707,865
Notes receivable	10,449,914	14,543,638
Note receivable and revolving line of credit to related party	17,845,319	14,153,922
Accrued interest receivable on real estate loans	11,227,275	8,038,447
Acquired intangible assets, net of amortization of $24,176,820 and $17,030,176	14,948,140	12,702,980
Deferred loan costs for revolving line of credit, net of amortization of $747,081 and $624,742	487,079	79,563
Deferred offering costs	6,413,474	6,333,763
Tenant receivables (net of allowance of $363,936 and $103,452) and other assets	5,758,320	4,390,309

Total assets	$1,104,840,196	$691,382,907

Liabilities and equity

Liabilities
Mortgage notes payable, principal amount	$598,045,978	$354,418,668
Less: deferred loan costs, net of amortization of $1,661,008 and $810,336	(7,241,722)	(5,027,505)
Mortgage notes payable, net of deferred loan costs	590,804,256	349,391,163
Revolving line of credit	28,700,000	24,500,000
Real estate loan participation obligation	12,525,823	7,990,798
Accounts payable and accrued expenses	12,144,470	4,941,703
Accrued interest payable	1,544,500	1,116,750
Dividends and partnership distributions payable	5,892,424	4,623,246
Acquired below market lease intangibles, net of amortization of $1,295,711 and $660,259	7,332,327	5,935,931
Security deposits and other liabilities	2,349,802	1,301,442
Total liabilities	661,293,602	399,801,033

Commitments and contingencies (Note 12)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 1,050,000 shares authorized;
386,912 and 193,334 shares issued; 384,112 and 192,846 shares
outstanding at September 30, 2015 and December 31, 2014, respectively	3,841	1,928
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 22,301,202 and
21,403,987 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	223,012	214,039
Additional paid-in capital	454,470,254	300,576,349
Accumulated deficit	(13,319,000)	(11,297,852)
Total stockholders' equity	441,378,107	289,494,464
Non-controlling interest	2,168,487	2,087,410
Total equity	443,546,594	291,581,874

Total liabilities and equity	$1,104,840,196	$691,382,907

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$19,442,628	$6,546,945	$47,304,230	$18,460,968
Other property revenues	2,558,185	799,716	6,685,752	2,205,424
Interest income on loans and notes receivable	5,909,907	4,871,387	16,367,864	13,656,982
Interest income from related parties	2,044,973	964,612	5,031,189	2,164,558
Total revenues	29,955,693	13,182,660	75,389,035	36,487,932

Operating expenses:
Property operating and maintenance	3,097,080	1,067,849	7,722,017	2,941,383
Property salary and benefits reimbursement to related party	1,688,347	632,051	4,114,752	1,866,416
Property management fees (including $751,817, $274,060,
$1,795,435 and $794,855 to related parties)	857,294	283,805	2,082,839	814,600
Real estate taxes	2,506,885	712,752	6,911,034	2,102,065
General and administrative	632,164	177,291	1,553,666	598,895
Equity compensation to directors and executives	593,417	456,961	1,761,268	1,347,107
Depreciation and amortization	10,536,486	3,185,739	26,409,763	8,791,045
Acquisition and pursuit costs (including $63,486, $171,046,
$148,127 and $171,046 to related party)	1,783,708	3,056,997	2,876,642	3,407,392
Acquisition fees to related parties	1,541,250	3,443,059	3,400,021	3,500,327
Asset management fees to related party	1,908,742	787,115	4,830,588	2,207,385
Insurance, professional fees and other expenses	1,062,687	458,367	2,412,441	1,270,281
Total operating expenses	26,208,060	14,261,986	64,075,031	28,846,896

Asset management and general and administrative expense fees deferred	(373,360)	—	(1,528,479)	—

Net operating expenses	25,834,700	14,261,986	62,546,552	28,846,896

Operating income (loss)	4,120,993	(1,079,326)	12,842,483	7,641,036
Interest expense	5,818,760	2,150,047	14,884,343	5,650,096

Net (loss) income	(1,697,767)	(3,229,373)	(2,041,860)	1,990,940

Consolidated net loss (income) attributable to non-controlling interests	15,289	26,481	20,712	(32,747)

Net (loss) income attributable to the Company	(1,682,478)	(3,202,892)	(2,021,148)	1,958,193

Dividends declared to Series A preferred stockholders	(5,114,126)	(1,903,517)	(12,377,580)	(4,924,832)
Earnings attributable to unvested restricted stock	(4,068)	(6,275)	(16,355)	(17,227)

Net loss attributable to common stockholders	$(6,800,672)	$(5,112,684)	$(14,415,083)	$(2,983,866)

Net loss per share of Common Stock available to
common stockholders, basic and diluted	$(0.31)	$(0.29)	$(0.65)	$(0.18)

Dividends per share declared on Common Stock	$0.18	$0.16	$0.535	$0.48

Weighted average number of shares of Common Stock outstanding,
basic and diluted	22,292,217	17,564,091	22,109,036	16,399,675

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the nine months ended September 30, 2015 and 2014
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2014	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719
Issuance of Units	571	—	57,132,980	—	57,133,551	—	57,133,551
Redemptions of Series A Preferred Stock	(3)	331	(24,842)	—	(24,514)	—	(24,514)
Issuance of Common Stock	—	43,985	37,077,020	—	37,121,005	—	37,121,005
Syndication and offering costs	—	—	(7,603,807)	—	(7,603,807)	—	(7,603,807)
Equity compensation to executives and directors	—	35	249,682	—	249,717	—	249,717
Vesting of restricted stock	—	293	(293)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,040	565,158	—	566,198	(566,198)	—
Current period amortization of Class B Units	—	—	—	—	—	1,097,389	1,097,389
Net income	—	—	—	1,958,193	1,958,193	32,747	1,990,940
Reallocation adjustment to non-controlling interests	—	—	168,889	—	168,889	(168,889)	—
Distributions to non-controlling interests	—	—	—	—	—	(81,262)	(81,262)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(4,924,832)	—	(4,924,832)	—	(4,924,832)
Dividends to common stockholders ($0.48 per share)	—	—	(8,049,892)	—	(8,049,892)	—	(8,049,892)
Balance at September 30, 2014	$1,461	$198,629	$252,414,783	$(11,433,148)	$241,181,725	$1,779,289	$242,961,014

Balance at January 1, 2015	$1,928	$214,039	$300,576,349	$(11,297,852)	$289,494,464	$2,087,410	$291,581,874
Issuance of Units	1,936	—	193,447,355	—	193,449,291	—	193,449,291
Redemptions of Series A Preferred Stock	(23)	599	(1,505,907)	—	(1,505,331)	—	(1,505,331)
Issuance of Common Stock	—	5,479	5,487,829	—	5,493,308	—	5,493,308
Exercises of warrants	—	1,307	1,241,956	—	1,243,263	—	1,243,263
Syndication and offering costs	—	—	(22,027,008)	—	(22,027,008)	—	(22,027,008)
Equity compensation to executives and directors	—	40	282,532	—	282,572	—	282,572
Vesting of restricted stock	—	468	(468)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,080	717,583	—	718,663	(718,663)	—
Current period amortization of Class B Units	—	—	—	—	—	1,478,696	1,478,696
Net loss	—	—	—	(2,021,148)	(2,021,148)	(20,712)	(2,041,860)
Reallocation adjustment to non-controlling interests	—	—	508,937	—	508,937	(508,937)	—
Distributions to non-controlling interests	—	—	—	—	—	(149,307)	(149,307)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(12,377,579)	—	(12,377,579)	—	(12,377,579)
Dividends to common stockholders ($0.535 per share)	—	—	(11,881,325)	—	(11,881,325)	—	(11,881,325)
Balance at September 30, 2015	$3,841	$223,012	$454,470,254	$(13,319,000)	$441,378,107	$2,168,487	$443,546,594

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net (loss) income	$(2,041,860)	$1,990,940
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation expense	19,052,639	7,348,550
Amortization expense	7,357,124	1,442,495
Amortization of above and below market leases	(566,260)	(96,056)
Deferred fee income amortization	(580,996)	(805,360)
Deferred loan cost amortization	1,069,961	433,609
(Increase) in accrued interest income on real estate loans	(3,188,828)	(3,219,158)
Equity compensation to executives and directors	1,761,268	1,347,107
Deferred cable income amortization	(14,807)	(14,073)
Loss on asset disposal	—	2,804
Changes in operating assets and liabilities:
(Increase) decrease in tenant receivables and other assets	(539,565)	279,345
Increase in accounts payable and accrued expenses	5,069,158	1,146,507
Increase in accrued interest payable	427,750	89,745
Increase in prepaid rents	237,613	19,033
Increase in security deposits and other liabilities	144,931	32,096
Net cash provided by operating activities	28,188,128	9,997,584

Investing activities:
Investments in real estate loans	(83,800,145)	(39,513,149)
Repayments of real estate loans	18,772,024	3,125,202
Notes receivable issued	(5,805,972)	(9,111,133)
Notes receivable repaid	9,897,319	3,810,504
Note receivable issued to and draws on line of credit by related party	(12,869,093)	(9,312,953)
Repayments of line of credit by related party	8,514,582	5,359,560
Acquisition fees received on real estate loans	2,126,913	836,755
Acquisition fees paid on real estate loans	(1,063,456)	(438,465)
Acquisition fees paid to real estate loan participants	(24,665)	—
Acquisition of properties	(311,936,810)	(285,302,277)
Additions to real estate assets - improvements	(3,007,537)	(1,661,807)
(Payment) refunds of deposits for property acquisitions	(1,519,269)	4,773
(Increase) in restricted cash	(4,998,076)	(648,950)
Net cash used in investing activities	(385,714,185)	(332,851,940)

Financing activities:
Proceeds from mortgage notes payable	204,555,500	217,956,000
Payments for mortgage debt	(2,553,190)	(13,098,170)
Payments for deposits and other mortgage loan costs	(3,240,080)	(4,903,701)
Proceeds from real estate loan participants	4,134,882	3,338,204
Proceeds from lines of credit	165,900,000	73,683,305
Payments on lines of credit	(161,700,000)	(67,073,306)
Proceeds from Term Loan	32,000,000	44,250,000
Repayment of the Term Loan	(32,000,000)	—
Proceeds from sales of Units, net of offering costs and redemptions	174,702,572	51,479,498
Proceeds from sales of Common Stock	5,381,848	36,058,950
Common Stock dividends paid	(11,560,512)	(7,563,679)
Series A Preferred Stock dividends paid	(11,453,618)	(4,663,139)
Distributions to non-controlling interests	(124,905)	(75,179)
Payments for deferred offering costs	(1,582,886)	(2,127,153)
Net cash provided by financing activities	362,459,611	327,261,630

Net increase in cash and cash equivalents	4,933,554	4,407,274
Cash and cash equivalents, beginning of period	3,113,270	9,180,431
Cash and cash equivalents, end of period	$8,046,824	$13,587,705

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

	Nine months ended September 30,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$13,386,632	$5,132,292

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$641,627	$70,392
Writeoff of fully depreciated or amortized assets and liabilities	$290,009	$—
Dividends payable - Common Stock	$4,018,249	$2,937,911
Dividends payable - Series A Preferred Stock	$1,824,395	$693,357
Partnership distributions payable to non-controlling interests	$49,781	$23,202
Accrued and payable deferred offering costs	$665,756	$175,598
Reclass of offering costs from deferred asset to equity	$2,584,073	$739,831
Bridge loans converted to real estate loans	$29,158,371	$17,334,271
CityPark View real estate loan balance applied to purchase of property	$10,000,000	$—
Fair value issuances of equity compensation	$2,309,569	$1,792,245
Offering cost reimbursement to related party	$670,579	$321,910
Assumed mortgage debt	$41,625,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2015

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of its assets in other real estate related investments such as owned grocery-anchored shopping centers, senior mortgage loans, subordinate loans or mezzanine debt secured by interests in grocery-anchored shopping centers, membership or partnership interests in grocery-anchored shopping centers and other grocery-anchored related assets, as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 7).

As of September 30, 2015, the Company had 22,301,202 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and owned units in the Operating Partnership which represented a weighted-average ownership percentage of 98.7% for the nine-month period ended September 30, 2015. The number of partnership units not owned by the Company totaled 276,560 at September 30, 2015 and represented Class A Units of the Operating Partnership, or Class A Units. The Class A Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of the Company's grocery-anchored shopping centers.

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
September 30, 2015

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
September 30, 2015

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

Revenue Recognition

Rental revenue is recognized when earned from residents of the Company's multifamily communities, which is over the terms of rental agreements, typically of 13 months’ duration. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are recorded in the appropriate period, to the extent that adjustments to the straight-line method are material. The Company evaluates the collectability of amounts due from residents and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements. The balance of amounts due from residents are generally deemed uncollectible 30 days beyond the due date, at which point they are fully reserved.

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
September 30, 2015

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
September 30, 2015

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

In September 2015, the FASB issued Accounting Standards Update 2015-16 ("ASU 2015-16"), Business Combinations: Simplifying the Accounting for Measurement Period Adjustments. This new guidance requires that the acquirer recognize adjustments to provisional amounts initially recorded in the purchase price allocation, including any effect on earnings, that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective on January 1, 2016 and is prospective in adoption method. The Company does not expect the adoption of ASU 2015-16 to materially impact its financial position or results of operations.

3. Real Estate Assets
At September 30, 2015, the Company's real estate assets included seventeen multifamily communities with 5,416 total units and twelve grocery-anchored shopping centers with approximately 954,000 square feet of gross leasable area. At September 30, 2014, the Company owned ten multifamily communities with 3,326 total units and nine grocery-anchored shopping centers with approximately 632,000 square feet of gross leasable area.

The Company acquired the following multifamily communities during the nine months ended September 30, 2015:

Acquisition date	Property	Location	Approximate purchase price (millions)	Units

9/3/2015	Citi Lakes	Orlando, Florida	$63.4	346
7/31/2015	Avenues at Creekside	San Antonio, Texas	$56.2	395
6/30/2015	CityPark View	Charlotte, North Carolina	$32.7	284
6/24/2015	Aster at Lely	Naples, Florida	$52.5	308
5/21/2015	Venue at Lakewood Ranch	Sarasota, Florida	$47.4	237
2/13/2015	Avenues at Cypress (1)	Houston, Texas	(1)	240
2/13/2015	Avenues at Northpointe (1)	Houston, Texas	(1)	280

				2,090

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

	CityPark View	Aster at Lely	Venue at Lakewood Ranch	Houston Portfolio
Land	$3,558,793	$7,675,409	$3,791,050	$7,162,226
Buildings and improvements	23,797,764	37,661,901	37,574,391	54,217,075
Furniture, fixtures and equipment	4,562,148	6,132,384	5,375,690	13,078,872
Lease intangibles	737,790	1,030,306	669,369	1,571,827
Prepaids & other assets	99,124	106,717	80,201	150,326
Escrows	211,428	—	401,294	362,332
Accrued taxes	(105,756)	(23,413)	(216,252)	(212,601)
Security deposits, prepaid rents, and other liabilities	(40,152)	(64,689)	(35,157)	(99,181)

Net assets acquired	$32,821,139	$52,518,615	$47,640,586	$76,230,876

Cash paid	$721,139	$18,518,615	$16,830,586	$25,452,876
Real estate loan balance applied	10,000,000	—	—	—
Mortgage debt	22,100,000	34,000,000	30,810,000	50,778,000

Total consideration	$32,821,139	$52,518,615	$47,640,586	$76,230,876

The Company previously held loan investments which supported the development of of the CityPark View and Aster at Lely multifamily communities.

	Avenues at Creekside	Citi Lakes
Land	$5,983,724	$5,558,033
Buildings and improvements	42,050,104	49,416,492
Furniture, fixtures and equipment	6,939,014	7,411,367
Lease intangibles	1,227,158	964,108
Prepaids & other assets	89,582	40,032
Escrows	1,058,468	280,863
Accrued taxes	(440,660)	(187,792)
Security deposits, prepaid rents, and other liabilities	(218,438)	(80,629)

Net assets acquired	$56,688,952	$63,402,474

Cash paid	$15,063,952	$18,952,474
Mortgage debt (1)	41,625,000	44,450,000

Total consideration	$56,688,952	$63,402,474

(1) Mortgage on Avenues at Creekside was assumed as part of the acquisition.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

Since the acquisition dates, contributions by the acquired properties to the Company's consolidated results of operations were:

	CityPark View	Aster at Lely	Venue at Lakewood Ranch	Houston Portfolio
Three months ended September 30, 2015:
Revenue	$941,000	$1,256,000	$1,085,000	$2,187,000
Net income (loss)	$(362,000)	$(560,000)	$(344,000)	$(670,000)

Nine months ended September 30, 2015:
Revenue	$941,000	$1,256,000	$1,462,000	$5,209,000
Net income (loss)	$(490,000)	$(774,000)	$(683,000)	$(2,422,000)

Acquisition costs incurred by the Company	$276,000	$438,000	$889,000	$1,116,000
Remaining amortization period of intangible
assets and liabilities (months)	2.5	2.5	1.5	0

	Avenues at Creekside	Citi Lakes
Three and nine months ended September 30, 2015:
Revenue	$1,014,000	$399,000
Net income (loss)	$(591,000)	$(10,000)

Acquisition costs incurred by the Company	$853,000	$1,612,000
Remaining amortization period of intangible
assets and liabilities (months)	3.5	7.5

The Company acquired the following grocery-anchored shopping centers during the nine months ended September 30, 2015:

Acquisition date	Property	Location	Approximate purchase price (millions)	Gross leasable area

9/4/2015	Royal Lakes Marketplace (1)	Atlanta, Georgia	$16.6	119,493
7/1/2015	Independence Square	Dallas, Texas	$18.0	140,218

				259,711

(1) See Note 7 - Related Party Transactions

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

	Independence Square		Royal Lakes Marketplace
Land	$4,114,574		$4,874,078
Buildings and improvements	13,123,553		9,921,403
Tenant improvements	566,857		517,191
In-place leases	1,567,944		957,093
Above-market leases	35,127		198,238
Leasing costs	392,451		365,629
Below-market leases	(1,775,506)		(315,837)
Other assets	—		88,553
Security deposits, prepaid rents, and other liabilities	(226,599)		(145,581)

Net assets acquired	$17,798,401		$16,460,767

Cash paid	$17,798,401		$6,660,767
Mortgage debt	—	(1)	9,800,000

Total consideration	$17,798,401		$16,460,767

(1) On August 27, 2015, the Company entered into a mortgage note secured by the Independence Square property in the principal amount of $12,617,500.

	Independence Square	Royal Lakes Marketplace
Three months and nine months ended September 30, 2015:
Revenue	$488,000	$92,000
Net income (loss)	$(6,000)	$15,000

Acquisition costs incurred by the Company	$569,000	$239,000
Remaining amortization period of intangible
assets and liabilities (years)	6.2	9.9

The Company's consolidated amortization and depreciation expense consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Depreciation:
Buildings and improvements	$4,545,441	$1,475,098	$11,356,809	$3,833,974
Furniture, fixtures, and equipment	2,999,399	1,248,832	7,695,830	3,521,459
	7,544,840	2,723,930	19,052,639	7,355,433
Amortization:
Acquired intangible assets	2,982,982	460,618	7,343,400	1,432,040
Deferred leasing costs	7,207	—	7,207	—
Website development costs	1,457	1,191	6,517	3,572
Total depreciation and amortization	$10,536,486	$3,185,739	$26,409,763	$8,791,045

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

4. Acquired Intangible Assets and Liabilities

The Company recorded the following acquired lease intangible assets and liabilities and related accumulated amortization, as of
September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Multifamily	Retail	Total	Multifamily	Retail	Total
In-place leases	$22,037,582	$11,449,941	$33,487,523	$15,837,024	$9,221,651	$25,058,675
Above-market leases	—	706,910	706,910	—	479,883	479,883
Customer relationships	1,588,277	—	1,588,277	1,588,277	—	1,588,277
Lease origination costs	—	3,342,250	3,342,250	—	2,606,321	2,606,321
Acquired intangible assets	$23,625,859	$15,499,101	$39,124,960	$17,425,301	$12,307,855	$29,733,156

Less accumulated amortization of:
In-place leases	$(19,513,807)	$(2,412,160)	$(21,925,967)	$(14,351,922)	$(892,714)	$(15,244,636)
Above market leases	—	(172,145)	(172,145)	—	(49,795)	(49,795)
Customer relationships	(1,588,277)	—	(1,588,277)	(1,588,277)	—	(1,588,277)
Lease origination costs	—	(490,431)	(490,431)	—	(147,468)	(147,468)
Accumulated amortization	(21,102,084)	(3,074,736)	(24,176,820)	(15,940,199)	(1,089,977)	(17,030,176)

Acquired intangible assets, net	$2,523,775	$12,424,365	$14,948,140	$1,485,102	$11,217,878	$12,702,980

Below market lease liability	$383,593	$8,244,445	$8,628,038	$383,593	$6,212,597	$6,596,190
Less: accumulated amortization	(383,593)	(912,118)	(1,295,711)	(383,593)	(276,666)	(660,259)
Below market lease liability, net	$—	$7,332,327	$7,332,327	$—	$5,935,931	$5,935,931

The Company recognized amortization of acquired intangible assets and liabilities as follows:

	Three months ended September 30,
	2015			2014
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total
Intangible assets:
Leases in place	$2,183,437	$668,053	$2,851,490	$297,021	$140,663	$437,684
Above-market leases (1)	—	45,585	45,585	—	6,049	6,049
Customer relationships	—	—	—	—	—	—
Lease origination costs	—	131,492	131,492	—	22,934	22,934
	$2,183,437	$845,130	$3,028,567	$297,021	$169,646	$466,667
Intangible liabilities:
Below-market leases (1)	$—	$270,517	$270,517	$—	$61,341	$61,341

(1) Amortization of above and below market lease intangibles is recorded as a decrease and an increase to rental revenue, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

	Nine months ended September 30,
	2015			2014
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total
Intangible assets:
Leases in place	$5,162,093	$1,816,193	$6,978,286	$1,089,034	$178,772	$1,267,806
Above-market leases (1)	—	128,688	128,688	—	7,824	7,824
Customer relationships	—	—	—	131,030	—	131,030
Lease origination costs	—	365,114	365,114	—	33,204	33,204
	$5,162,093	$2,309,995	$7,472,088	$1,220,064	$219,800	$1,439,864
Intangible liabilities:
Below-market leases (1)	$—	$694,948	$694,948	$15,160	$80,896	$96,056

(1) Amortization of above and below market lease intangibles is recorded as a decrease and an increase to rental revenue, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

5.     Real Estate Loans, Notes Receivable, and Line of Credit

At September 30, 2015, our portfolio of real estate loans consisted of:

	Project/Property	Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
	(1)

	Crosstown Walk	Tampa, FL	4/30/2013	11/1/2016	5/1/2018	$10,962,000	$25,900,000	8 / 7.5	(2,7)
	City Vista	Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	16,107,735	$28,400,000	8 / 6	(7)
	Overton Rise	Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 7.5	(2,7)
	Haven West	Atlanta, GA (4, 5)	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6	(7)
	Haven 12	Starkville, MS (5, 6)	6/16/2014	11/30/2015	6/16/2017	6,116,384	$18,615,081	8.5 / 6.5	(3,7)
	Founders' Village	Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6	(7)
	Encore	Atlanta, GA (8, 9)	11/18/2013	11/15/2015	N/A	20,026,525	N/A	8.5 / 8.66	(7)
	Palisades	Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(7)
	Fusion	Irvine, CA	7/1/2015	5/31/2018	5/31/2020	59,052,583	$43,747,287	8.5 / 7.5	(7)
	Green Park	Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 4.33	(7)
	Stadium Village	Atlanta, GA (5, 10)	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.33	(7)
	Summit Crossing III	Atlanta, GA	2/27/2015	2/26/2018	2/26/2020	7,246,400	$16,822,000	8.5 / 6	(3,7)
	Overture	Tampa, FL (11)	7/21/2015	7/21/2018	7/21/2020	6,920,000	$17,080,000	8.5 / 6	(3,7)
	Aldridge at Town Village	Atlanta, GA	1/27/2015	12/27/2017	12/27/2019	10,975,000	$28,338,937	8.5 / 6	(3,7)
	18 Nineteen	Lubbock, TX (5, 12)	4/9/2015	4/9/2018	4/9/2020	15,598,352	$34,871,251	8.5 / 6	(3,7)
	Haven South	Waco, TX (5,13)	5/1/2015	5/1/2018	5/1/2019	15,445,668	$41,827,034	8.5 / 6	(3,7)
	Haven Tampa	Tampa, FL (5,14)	4/17/2015	4/30/2016	N/A	2,900,000	N/A	10 / -
	Bishop Street	Atlanta, GA (8)	8/31/2015	8/30/2016	N/A	3,107,012	N/A	12 / -
	Dawsonville	Atlanta, GA (9,15)	8/14/2015	11/14/2015	2/14/2016	6,553,500	N/A	12 / -

						$259,057,321

(1)
All loans are real estate loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "Crosstown Walk" - Iris Crosstown Partners LLC; "City Vista" - Oxford City Vista Development LLC; "Overton Rise" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Haven 12" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Palisades" - Oxford Palisades Apartments LLC; "Fusion" - 360 - Irvine, LLC; "Green Park" - Weems Road Property Owner, LLC; "Stadium Village" - Haven Campus Communities - Kennesaw, LLC; "Summit Crossing III" - Oxford Forsyth Development, LLC; "Crosstown Walk II" - Iris Crosstown Apartments II, LLC; "Aldridge at Town Village" - Newport Town Village Holdings, LLC; "18 Nineteen" - Haven Campus Communities Lubbock, LLC; "Haven South" - Haven Waco Partners, LLC; "Haven Tampa" - Haven Campus Communities - Tampa, LLC; "Bishop Street" - Newport Bishop LLC; and "Dawsonville" - Hendon-BRE Dawson Marketplace, LLC.

(2)	Effective July 1, 2015, the deferred interest rate was increased by 1.5% per annum.
(3)	Effective July 1, 2015, the deferred interest rate was increased by 1.0% per annum.
(4)	Real estate loan in support of a completed student housing community adjacent to the campus of the University of West Georgia.
(5)	See note 7 - Related Party Transactions.
(6)	Real estate loan in support of a completed student housing community adjacent to the campus of Mississippi State University.
(7)
Deferred interest becomes due to the Company on the earliest to occur of (i) the maturity date, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing of the loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

(8)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a multifamily community.
(9)	See note 17 - Subsequent Events.
(10)	A completed student housing community adjacent to the campus of Kennesaw State University.
(11)	Real estate loan in support of a second phase adjacent to the Crosstown Walk multifamily community.
(12)	Real estate loan in support of a planned student housing community adjacent to the campus of Texas Tech University.
(13)	Real estate loan in support of a planned student housing community adjacent to the campus of Baylor University.
(14)	Bridge loan in support of a planned student housing community adjacent to the campus of the University of South Florida.
(15)	Bridge loan to partially finance the acquisition of land and predevelopment costs in support of a planned approximate 200,000 square foot retail shopping center.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

The Palisades, Green Park, Stadium Village and Founders' Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal.

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrowers. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Encore, Haven Tampa, Bishop Street and Dawsonville loans are also collateralized by the acquired land. The Haven West and Stadium Village loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the real estate loans are permitted in whole, but not in part, without the Company's consent.

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

	As of 9/30/2015				Carrying amount as of
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	September 30, 2015	December 31, 2014
Project/Property

Crosstown Walk	$10,962,000	$219,240	$(109,620)	$(15,880)	$10,946,120	$10,862,615
CityPark View	—	200,000	(100,000)	—	—	9,951,728
City Vista	16,012,969	322,134	(161,067)	(39,679)	15,973,290	13,708,474
Aster at Lely	—	254,265	(127,133)	—	—	12,330,262
Overton Rise	16,603,935	332,079	(166,040)	(41,133)	16,562,802	15,773,937
Haven West	6,784,167	138,816	(69,408)	(13,559)	6,770,608	6,753,917
Haven 12	5,815,849	122,328	(61,164)	(4,403)	5,811,446	5,506,157
Founders' Village (1)	9,866,000	197,320	(98,660)	(26,989)	9,839,011	9,804,058
Encore	20,026,525	400,531	(200,265)	—	20,026,525	11,966,456
Palisades (1)	16,070,000	321,400	(160,700)	(7,035)	16,062,965	14,374,036
Fusion	28,620,510	1,120,890	(560,445)	(295,298)	28,325,212	20,313,722
Green Park (1)	8,908,999	269,287	(134,644)	(29,773)	8,879,226	4,602,691
Stadium Village (1)	13,329,868	268,500	(134,250)	(10,199)	13,319,669	12,664,902
Summit Crossing III	6,434,559	144,928	(72,464)	(46,201)	6,388,358	2,393,639
Overture	2,406,262	138,400	(69,200)	(42,984)	2,363,278	2,225,079
Aldridge at Town Village	9,564,618	219,500	(109,750)	(79,227)	9,485,391	—
18 Nineteen	14,160,503	311,967	(155,984)	(85,020)	14,075,483	—
Haven South	10,875,674	309,113	(154,557)	(127,910)	10,747,764	—
Haven Tampa	2,900,000	58,000	(29,000)	(15,911)	2,884,089	—
Bishop Street	3,107,012	62,140	(31,070)	(28,301)	3,078,711	—
Dawsonville	6,288,922	131,070	(65,535)	(31,960)	6,256,962	—

	$208,738,372	$5,541,908	$(2,770,956)	$(941,462)	$207,796,910	$153,231,673

(1) 25% of the net amount collected by the Company as an acquisition fee was paid to the associated third party loan participant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its real estate loans, as shown in the table below. In the event the Company exercises the associated purchase option and acquires the property, any additional accrued interest, if not paid, will be treated as additional consideration for the acquired project. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion	Total beds (student housing communities)
Project/Property	Begin	End

Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342	—
City Vista	2/1/2016	5/31/2016	$43,560,271	272	—
Overton Rise	7/8/2016	12/8/2016	$51,500,000	294	—
Haven West	8/1/2016	1/31/2017	$26,138,466	160	568
Haven 12	9/1/2016	11/30/2016	(1)	152	536
Founders' Village	2/1/2016	9/15/2016	$44,266,000	247	—
Encore	N/A	N/A	N/A	340	—
Palisades	3/1/2017	7/31/2017	(1)	304	—
Fusion	1/1/2018	4/1/2018	(1)	280	—
Green Park	11/1/2017	2/28/2018	(1)	310	—
Stadium Village	9/1/2016	11/30/2016	(1)	198	792
Summit Crossing III	8/1/2017	11/30/2017	(1)	172	—
Overture	1/1/2018	5/1/2018	(1)	180	—
Aldridge at Town Village	11/1/2017	2/28/2018	(1)	300	—
18 Nineteen	10/1/2017	12/31/2017	(1)	217	732
Haven South	10/1/2017	12/31/2017	(1)	250	840
Haven Tampa	N/A	N/A	N/A	158	542
Bishop Street	N/A	N/A	N/A	232	—
Dawsonville	N/A	N/A	N/A	—	—

				4,408	4,010

(1) The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 20 and 60 basis points, depending on the loan.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

At September 30, 2015, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				9/30/2015	12/31/2014

360 Residential, LLC	3/20/2013	6/30/2016	$2,000,000	$1,216,350	$1,107,348	12%	(1)
TPKG 13th Street Development, LLC (2)	5/3/2013	N/A	—	—	5,605,178	N/A
Preferred Capital Marketing Services, LLC (3)	1/24/2013	12/31/2016	1,500,000	1,367,000	1,500,000	10%
Riverview Associates, Ltd. (4)	12/17/2012	N/A	—	—	300,000	N/A
Pecunia Management, LLC	11/16/2013	11/15/2015	200,000	133,534	200,000	10%
Oxford Contracting LLC	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%	(5)
Preferred Apartment Advisors, LLC (3)	8/21/2012	12/31/2016	12,000,000	11,545,165	9,128,038	8%	(6,8)
Haven Campus Communities, LLC (3)	6/11/2014	6/30/2016	5,400,000	4,939,904	3,540,099	12%	(5)
Oxford Capital Partners, LLC	6/27/2014	3/31/2017	8,250,000	7,661,592	4,029,737	12%	(7,8)
Newport Development Partners, LLC	6/17/2014	6/30/2016	3,000,000	—	1,860,560	12%	(5)

Unamortized loan fees				(43,312)	(48,400)

			$33,850,000	$28,295,233	$28,697,560

(1) Revolving credit line which is an amendment of the bridge loan which was originated on March 20, 2013. The amounts payable under the terms of the loan are collateralized by guaranties of payment and performance by the principals of the borrower.

(2) The outstanding balance of this loan was fully repaid as of February 11, 2015.
(3) See Note 7 - Related Party Transactions.
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

(8) See Note 17 - Subsequent Events.
The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Real estate loans:
Current interest payments	$4,077,298	$2,924,660	$11,263,071	$7,852,786
Additional accrued interest	3,018,766	1,854,309	7,573,044	5,065,487
Deferred loan fee revenue	204,790	178,727	555,657	759,583

Total real estate loan revenue	7,300,854	4,957,696	19,391,772	13,677,856
Interest income on notes and lines of credit	654,026	878,303	2,007,281	$2,143,684

Interest income on loans and notes receivable	$7,954,880	$5,835,999	$21,399,053	$15,821,540

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a variable interest entity, or VIE, which could necessitate

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

consolidation of the project. The Company considers the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing the Company is contributing to the overall project cost, decision making rights or control held by the Company, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation treatment would be required.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Vista, Overton Rise, Crosstown Walk, Haven West, and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2015 of approximately $60.2 million. The maximum aggregate amount of loans to be funded as of September 30, 2015 was approximately $60.9 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Vista, Founders' Village, Palisades, Encore, Summit Crossing III and Overture real estate loans, the promissory note from Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $90.9 million (with a total commitment amount of $98.6 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the real estate loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of September 30, 2015.

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Overton Rise, Haven West, Encore, Green Park, Stadium Village, Summit Crossing III, Aldridge at Town Village, Bishop Street, and Dawsonville real estate loans, all of which are partially supporting proposed multifamily communities, student housing projects, and a retail shopping center in or near Atlanta, Georgia. The drawn amount of these loans as of September 30, 2015 totaled approximately $91.0 million (with a total commitment amount of approximately $98.3 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

The borrowers and guarantors behind the Crosstown Walk, City Vista, Founders' Village, Palisades, Encore, Summit Crossing III and Overture real estate loans, the promissory note to Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $3.3 million and $2.1 million for the three-month periods ended September 30, 2015, and 2014, respectively and $9.3 million and $4.0 million for the nine-month periods ended September 30, 2015, and 2014, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

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

As of September 30, 2015, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $37.3 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $10.0 million. As of September 30, 2015, the Company had issued 386,912 Units from which we realized net proceeds of approximately $349.3 million after commissions and other costs.  A total of 2,800 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 39.1% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. The Company cumulatively recognized approximately 39.1% of the approximate $10.0 million deferred to date, or approximately $3.9 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $6.1 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at September 30, 2015.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

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

On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $721,000 as of September 30, 2015, of which approximately $333,000 are reflected as deferred offering costs in the asset section of the consolidated balance sheet at September 30, 2015. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through September 30, 2015, the Company sold approximately 6.5 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $54.4 million.
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
September 30, 2015

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

		Three months ended September 30,		Nine months ended September 30,
Type of Compensation	Basis of Compensation	2015	2014	2015	2014

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$2,035,350	$3,156,638	$4,438,813	$3,500,327
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	1,045,986	531,881	2,290,870	1,492,458
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	743,775	283,805	1,652,034	814,600
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	497,437	255,234	1,154,639	714,927

		$4,322,548	$4,227,558	$9,536,356	$6,522,312

On September 4, 2015, the Company acquired Royal Lakes Marketplace, a grocery-anchored shopping center in the Atlanta, Georgia market, from Madison Retail - Royal Lakes, LLC, a Georgia limited liability company. WRF provided an equity investment in support of the development of Royal Lakes Marketplace and received $1.9 million from the sales proceeds. The Company executed a net profits interest agreement on September 4, 2015 with the Seller of Royal Lakes Marketplace, or Net Profits Interest Agreement. The Net Profits Interest Agreement grants the seller a 30% profit sharing interest in proceeds net of closing costs for Qualifying Transactions (as defined below) related to the four pads of vacant outparcel land acquired as part of the Royal Lakes Marketplace transaction. Qualifying Transactions, as defined in the agreement, include the sale of the outparcels, entry into a ground lease on the outparcels or a build-to-suit transaction. The profit sharing interest expires if no Qualifying Transactions are initiated by September 4, 2020.
Included in the acquisition fees to related parties line of the statement of operations are fees related to the acquisition of eight grocery-anchored shopping centers in the amount of $642,820 for the three and nine months ended September 30, 2014 paid to Joel T. Murphy while he was a director and Chief Executive Officer of New Market Properties, LLC, a related party.
Mr. Murphy was also paid a fee of $57,268 in connection with one grocery-anchored shopping center acquisition prior to his becoming a director of the Company and the Chief Executive Officer of New Market Properties, LLC, which is included in the acquisition fees and pursuit costs line of the statement of operations for the nine months ended September 30, 2014.
The Management Agreement also entitles the Manager to receive compensation for services rendered in connection with the construction, development or landscaping of the properties (Construction Management Fees), including the supervision of any third party vendors engaged by the Manager to provide such services; such fee is an amount equal to the customary and competitive market rates in light of the size, type and location of the property. The Company paid construction management fees of $9,193 to the Manager for the three and nine month periods ended September 30, 2015, which were capitalized as part of the related capital improvement. There were no such amounts paid to the Manager for prior periods.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $1,528,479 of combined asset management, general and administrative expense and property management fees related to certain properties and land loans during the nine months ended September 30, 2015 and $1,860,824 cumulatively have been deferred by the Manager. The Company will recognize any deferred fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of September 30, 2015, the Company determined that there was insufficient evidence to support recognition of these deferred fees; therefore, the Company has not recognized any expense for the amounts deferred.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended September 30,		Nine months ended September 30,
2015	2014	2015	2014
$1,688,347	$632,051	$4,114,752	$1,866,416

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $708,547 and $331,360 for the nine-month periods ended September 30, 2015 and 2014, respectively. Preferred Capital Securities, LLC, a broker-dealer owned by NELL Partners, Inc., was reimbursed $145,538 for these same costs for the three-month and nine-month periods ended September 30, 2015. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

The Company did not incur any of these other potential fees during the nine-month periods ended September 30, 2015 or 2014.

The Company holds a promissory note in the amount of $1,367,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $12.0 million to its Manager. See Note 17 - Subsequent Events.

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

2015			2014
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2015	192,607	$984,217	January 31, 2014	89,313	$454,344
February 27, 2015	206,007	1,047,189	February 28, 2014	93,005	468,337
March 31, 2015	223,699	1,141,491	March 31, 2014	98,200	497,855
April 30, 2015	243,570	1,244,249	April 30, 2014	101,436	510,905
May 29, 2015	267,273	1,366,207	May 30, 2014	105,630	533,800
June 30, 2015	288,392	1,480,101	June 30, 2014	109,865	556,074
July 31, 2015	311,944	1,588,310	July 31, 2014	115,114	583,110
August 31, 2015	334,013	1,701,019	August 29, 2014	123,334	626,595
September 30, 2015	358,687	1,824,796	September 30, 2014	135,109	693,812

	Total	$12,377,579		Total	$4,924,832

The Company's dividend activity on its Common Stock for the nine-month periods ended September 30, 2015 and 2014 was:

2015				2014
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 13, 2015	22,004,309	$0.175	$3,850,754	March 14, 2014	15,336,059	$0.16	$2,453,769
June 15, 2015	22,290,677	0.18	4,012,322	June 16, 2014	16,613,827	0.16	2,658,212
September 15, 2015	22,323,604	0.18	4,018,249	September 15, 2014	18,361,942	0.16	2,937,911

		$0.535	$11,881,325			$0.48	$8,049,892

The holders of Class A Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At September 30, 2015, the Company had 276,560 Class A Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2015			2014
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
February 5, 2015	April 22, 2015	$49,063	February 6, 2014	April 22, 2014	$36,552
April 29, 2015	July 15, 2015	50,465	May 8, 2014	July 17, 2014	21,509
August 6, 2015	October 21, 2015	49,779	August 7, 2014	October 17, 2014	23,201

		$149,307			$81,262

9. Equity Compensation
Stock Incentive Plan
On February 25, 2011, the Company’s board of directors adopted, and the Company’s stockholders approved, the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan, or, as amended, the 2011 Plan, to incentivize, compensate and retain eligible officers, consultants, and non-employee directors. On May 7, 2015, the Company's stockholders approved the third amendment to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan, or the 2011 Plan, which amendment increased the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan from 1,317,500 to 2,617,500 and extended the expiration date of the 2011 Plan to December 31, 2019.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

Equity compensation expense by award type for the Company was:

	Three months ended September 30,		Nine months ended September 30,		Unamortized expense as of September 30,
	2015	2014	2015	2014	2015

Quarterly board member committee fee grants	$18,018	$11,858	$41,917	$29,786	$—
Class B Unit awards:
Executive officers - 2013	—	—	—	2,318	—
Executive officers - 2014	—	364,558	3,825	1,095,041	—
Executive officers - 2015	495,399	—	1,474,872	—	492,145
Restricted stock grants:
2013	—	—	—	85,812	—
2014	—	80,545	107,321	134,150	—
2015	80,000	—	133,333	—	186,679

Total	$593,417	$456,961	$1,761,268	$1,347,107	$678,824

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
September 30, 2015

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant. Details concerning these grants were:

Grant date	Total number of shares granted	Fair value per share	Total fair value

2/6/2014	2,241	$8.00	$17,928
8/7/2014	1,350	$8.80	$11,880
2/5/2015	1,782	$10.05	$17,909
5/7/2015	564	$10.62	$5,990
8/6/2015	1,647	$10.94	$18,018

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
September 30, 2015

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

10. Indebtedness

Mortgage Notes Payable

The following table presents certain details regarding our mortgage notes payable:

		Principal balance as of					Interest only through date (2)
	Acquisition/ refinancing date	September 30, 2015	December 31, 2014	Maturity date	Interest rate (1)

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	4.22%		7/1/2020
Stone Rise	7/3/2014	25,144,980	25,187,000	8/1/2019	2.89%		8/31/2015
Summit Crossing	4/21/2011	38,972,375	20,685,760	5/1/2018	4.71%		5/31/2014
Summit Crossing secondary financing	8/28/2014	—	5,229,386	9/1/2019	4.39%		N/A
Summit II	3/20/2014	—	13,357,000	4/1/2021	4.49%		4/30/2019
Ashford Park	1/24/2013	32,175,183	25,626,000	2/1/2020	3.13%		2/28/2018
Ashford Park secondary financing	8/28/2014	—	6,632,542	2/1/2020	4.13%		N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%		2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%		2/28/2018
Enclave	9/26/2014	24,862,000	24,862,000	10/1/2021	3.68%		10/31/2017
Sandstone	9/26/2014	31,720,189	32,200,225	10/1/2019	3.18%		N/A
Stoneridge	9/26/2014	27,444,027	27,859,349	10/1/2019	3.18%		N/A
Vineyards	9/26/2014	34,775,000	34,775,000	10/1/2021	3.68%		10/31/2017
Spring Hill Plaza	9/5/2014	9,900,000	9,900,000	10/1/2019	3.36%		10/31/2015
Parkway Town Centre	9/5/2014	7,200,000	7,200,000	10/1/2019	3.36%		10/31/2015
Woodstock Crossing	8/8/2014	3,103,124	3,138,389	9/1/2021	4.71%		N/A
Deltona Landings	9/30/2014	7,110,389	7,215,551	10/1/2019	3.48%		N/A
Powder Springs	9/30/2014	7,502,686	7,613,650	10/1/2019	3.48%		N/A
Kingwood Glen	9/30/2014	11,896,416	12,072,363	10/1/2019	3.48%		N/A
Barclay Crossing	9/30/2014	6,688,669	6,787,594	10/1/2019	3.48%		N/A
Sweetgrass Corner	9/30/2014	8,103,627	8,221,429	10/1/2019	3.58%		N/A
Parkway Centre	9/30/2014	4,658,531	4,727,430	10/1/2019	3.48%		N/A
Salem Cove	10/6/2014	9,600,000	9,600,000	11/1/2024	4.21%		11/30/2016
Avenues at Cypress	2/13/2015	22,688,280	—	9/1/2022	3.43%		N/A
Avenues at Northpointe	2/13/2015	27,878,000	—	3/1/2022	3.16%		3/31/2017
Lakewood Ranch	5/21/2015	30,671,447	—	12/1/2022	3.55%		N/A
Aster Lely	6/24/2015	33,899,037	—	7/5/2022	3.84%		N/A
CityPark View	6/30/2015	22,031,518	—	7/1/2022	3.27%		N/A
Avenues at Creekside	7/31/2015	41,625,000	—	8/1/2024	1.79%	(3)	8/31/2016
Citi Lakes	9/3/2015	44,450,000	—	4/1/2023	2.36%	(4)	N/A
Independence Square	8/27/2015	12,617,500	—	9/1/2022	3.93%		9/30/2016
Royal Lakes Marketplace	9/4/2015	9,800,000	—	9/4/2020	2.70%	(5)	4/3/2017

Total		$598,045,978	$354,418,668

(1) Interest rates are fixed, except as indicated.
(2) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 30-year amortization period through the maturity date.
(3)  The mortgage instrument was assumed as part of the sales transaction; It accrues interest at a variable rate which consists of the one-month London Interbank Offered Rate, or 1 Month LIBOR, plus 160 basis points. The 1 Month LIBOR index is capped at 5.0%.

(4) Variable rate which consists of 1 Month LIBOR plus 217 basis points. The 1 Month LIBOR index is capped at 4.33%.
(5) Variable rate which consisted of 1 Month LIBOR plus 250 basis points.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

The mortgage note secured by our Independence Square property is a seven year term with an anticipated repayment date of September 1, 2022. If the Company elects not to pay its principal balance at the anticipated repayment date, the term will be extended for an additional five years, maturing on September 1, 2027. The interest rate from September 1, 2022 to September 1, 2027 will be the greater of (i) the Initial Interest Rate of 3.93% plus 200 basis points or (ii) the yield on the seven year U.S. treasury security rate plus approximately 400 basis points.

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of September 30, 2015, the Company has an outstanding principal balance of $9.8 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of LIBOR plus 250 basis points, which was 2.70% as of September 30, 2015.

The Company has placed interest rate caps on the variable rate mortgages on its Avenues at Creekside and Citi Lakes multifamily communities. Under guidance provided by ASC 815-10, these interest rate caps fall under the definition of derivatives, which are embedded in their debt hosts. Because these interest rate caps are deemed to be clearly and closely related to their debt hosts, bifurcation and fair value accounting treatment is not required.

As of September 30, 2015, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 5.5 years.
Credit Facility
The Company has a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $40.0 million until the amendment of the loan agreement pursuant to the Third Modification Agreement, which became effective July 1, 2014.
The Third Modification Agreement increased the Company's borrowing capacity on the Revolving Line of Credit from $40.0 million to $45.0 million and extended the maturity date to July 1, 2015. Once the Company's operating real estate assets exceeded $300.0 million, the borrowing capacity was increased to $50.0 million. On February 12, 2015, the Company extended the maturity of its Revolving Line of Credit to February 12, 2016 and amended the interest rate to LIBOR plus 3.25% per annum. On August 28, 2015, we entered into the Third Amended and Restated Credit Agreement, under which our borrowing capacity on the Revolving Line of Credit was increased to $70.0 million and the maturity date was extended to August 27, 2018.
Also on February 12, 2015, the Company entered into a $32.0 million term loan with Key Bank National Association under the Credit Facility, or the Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

As of September 30, 2015, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $275,000,000	(2)	$443,546,594
Debt yield	Minimum 8.0%		8.45%
Payout ratio	Maximum 95%	(3)	79.2%
Total leverage ratio	Maximum 62.5%		57.2%
Debt service coverage ratio	Minimum 1.50x		2.79x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $275 million plus 75% of the net proceeds of any equity offering, which totaled $302,541,070 as of September 30, 2015.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2015, the maximum dividends and distributions allowed under this covenant was approximately $36,681,000.

Loan fees and closing costs for the establishment and subsequent amendments of the Revolving Line of Credit, the Term Loan, as well as the mortgage debt on the Company's multifamily communities, are amortized using the straight-line method, which approximates the effective interest method over the lives of the loans. At September 30, 2015, aggregate unamortized loan costs for the Revolving Line of Credit were $487,079, which will be amortized over the remaining life of the Revolving Line of Credit. The weighted average interest rate for the Credit Facility was approximately 3.73% for the nine-month period ended September 30, 2015. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.20% or 0.30% per annum, based on the amount borrowed as a percentage of the total commitment.

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of September 30, 2015 were:

Period	Future principal payments
2015	$30,156,895
2016	7,011,585
2017	8,831,177
2018	30,490,484
2019	150,172,226
thereafter	400,083,611

Total	$626,745,978

11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the three- month and nine-month periods ended September 30, 2015 and 2014.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

12. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. At September 30, 2015, the amount guarantied by the Company was $6.9 million. The amount of the guaranty is reduced by $555,000 per lease year over the term of the lease.
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

Financing - consists of the Company's investment portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

Retail - consists of the Company's portfolio of owned grocery-anchored shopping centers.

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

	September 30, 2015	December 31, 2014

Assets:
Multifamily communities	$684,142,022	$368,224,617
Financing	247,354,966	189,984,602
Retail	159,597,066	123,932,893
Other	13,746,142	9,240,795
Consolidated assets	$1,104,840,196	$691,382,907

Total capitalized expenditures of $2,737,108 and $1,337,702 (excluding the purchase price of acquisitions and including construction in progress) were recorded for the nine-month periods ended September 30, 2015 and 2014, respectively, attributable to the Company’s multifamily communities segment. Total capitalized expenditures of $1,008,023 and $221,950 attributable to the retail segment were recorded for the nine-month periods ended September 30, 2015 and 2014, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues

Multifamily communities	$18,624,534	$6,952,522	$44,714,185	$19,992,643
Financing	7,954,880	5,835,999	21,399,052	15,821,540
Retail	3,376,279	394,139	9,275,798	673,749

Consolidated revenues	$29,955,693	$13,182,660	$75,389,035	$36,487,932

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Segment net operating income (Segment NOI)

Multifamily communities	$10,517,036	$4,104,481	$24,585,670	$11,712,202
Financing	7,954,880	5,835,999	21,399,052	15,821,540
Retail	2,472,650	293,431	6,529,303	504,540

Consolidated segment net operating income	20,944,566	10,233,911	52,514,025	28,038,282

Interest expense:
Multifamily communities	4,253,524	1,702,977	10,403,085	4,411,323
Retail	844,472	82,639	2,391,479	82,639
Financing	720,764	364,431	2,089,779	1,156,134
Depreciation and amortization:
Multifamily communities	8,719,852	2,870,450	21,526,901	8,369,612
Retail	1,816,634	315,289	4,882,862	421,433
Professional fees	577,579	326,776	1,249,947	901,429
Management fees, net of deferrals	1,535,382	787,115	3,302,109	2,207,385
Acquisition costs:
Multifamily communities	2,543,159	2,937,724	5,335,149	3,087,696
Retail	781,799	3,562,332	941,514	3,820,023
Equity compensation to directors and executives	593,417	456,961	1,761,268	1,347,107
Other	255,751	56,590	671,792	242,561

Net income (loss)	$(1,697,767)	$(3,229,373)	$(2,041,860)	$1,990,940

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(1,697,767)	$(3,229,373)	$(2,041,860)	$1,990,940
Net loss (income) attributable to non-controlling interests	15,289	26,481	20,712	(32,747)
Net (loss) income attributable to the Company	(1,682,478)	(3,202,892)	(2,021,148)	1,958,193
Dividends declared to Series A preferred stockholders (A)	(5,114,126)	(1,903,517)	(12,377,580)	(4,924,832)
Earnings attributable to unvested restricted stock (B)	(4,068)	(6,275)	(16,355)	(17,227)
Net loss available to common stockholders	$(6,800,672)	$(5,112,684)	$(14,415,083)	$(2,983,866)

Denominator:
Weighted average number of shares of Common Stock - basic	22,292,217	17,564,091	22,109,036	16,399,675
Effect of dilutive securities: (C)
Warrants	—	—	—	—
Class B Units	—	—	—	—
Unvested restricted stock	—	—	—	—
Weighted average number of shares of Common Stock - diluted	22,292,217	17,564,091	22,109,036	16,399,675

Net loss per share of Common Stock
available to common stockholders:
Basic	$(0.31)	$(0.29)	$(0.65)	$(0.18)
Diluted	$(0.31)	$(0.29)	$(0.65)	$(0.18)

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 384,112 and 146,145 outstanding shares of Series A Preferred Stock at September 30, 2015 and 2014, respectively.

(B) The Company's outstanding unvested restricted share awards (22,602 and 39,216 shares of Common Stock at September 30, 2015, and 2014, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred net losses attributable to common stockholders for the three-month and nine-month periods ended September 30, 2015 and 2014, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would be outstanding due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expired on March 31, 2015, and warrants outstanding at September 30, 2015 from issuances of Units that are potentially exercisable into 7,607,520 shares of Common Stock, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results, assuming the acquisitions of Salem Cove, Parkway Town Centre, Spring Hill Plaza, the Dunbar Portfolio, the Sunbelt Portfolio, were hypothetically acquired on January 1, 2013, CityPark View, Aster at Lely, Avenues at Creekside, Independence Square, Royal Lakes were hypothetically acquired on January 1, 2014, the Houston Portfolio was hypothetically acquired February 1, 2014 and Venue at Lakewood Ranch was hypothetically acquired on September 1, 2014 and Citi Lakes was hypothetically acquired on December 1, 2014, were:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Pro forma:
Revenues	$31,193,556	$24,872,962	$88,716,623	$67,656,005

Net income (loss)	$2,113,973	$(2,365,790)	$803,751	$(17,596,392)

Net income (loss) attributable to the Company	$2,082,759	$(2,289,368)	$791,394	$(17,352,981)

Net loss attributable to common stockholders	$(3,035,435)	$(4,199,160)	$(11,602,541)	$(22,295,040)

Net loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.13)	$(0.22)	$(0.49)	$(1.25)

Weighted average number of shares of Common Stock
outstanding, basic and diluted	23,742,217	19,104,091	23,559,036	17,849,675

These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

16. Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, notes receivable, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature. The Company's Irvine loan was measured at fair value on a recurring basis as of December 31, 2014; it was converted to a real estate loan on July 1, 2015.

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

	As of 9/30/2015
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Real estate loans (1)	$219,024,185	$231,276,149	$—	$—	$231,276,149
Notes and line of credit receivable	28,295,233	28,295,233	—	—	28,295,233

	$247,319,418	$259,571,382	$—	$—	$259,571,382
Financial liabilities:
Mortgage notes payable (2)	$590,804,256	$597,305,328	$—	$—	$597,305,328
Revolving credit facility	28,700,000	28,700,000	—	—	28,700,000
Loan participation obligations	12,525,823	13,038,625	—	—	13,038,625

	$632,030,079	$639,043,953	$—	$—	$639,043,953

	As of December 31, 2014
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Real estate loans (1)	$161,270,120	$166,583,953	$—	$—	$166,583,953
Notes and line of credit receivable	28,697,560	28,697,560	—	—	28,697,560
	$189,967,680	$195,281,513	$—	$—	$195,281,513
Financial liabilities:
Mortgage notes payable (2)	$349,391,163	360,557,496	$—	$—	$360,557,496
Revolving credit facility	24,500,000	24,500,000	—	—	24,500,000
Loan participation obligations	7,990,798	8,399,069	—	—	8,399,069
	$381,881,961	$393,456,565	$—	$—	$393,456,565

(1) The carrying value of real estate loans includes the Fusion loan of $20,313,722 at December 31, 2014, for which the Company elected the fair value option on a recurring basis. The carrying value of real estate assets includes the Company's balance of the Founders' Village, Palisades, Green Park, and Stadium Village real estate loans, as well as the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. The carrying value of real estate loans includes accrued interest of $11,227,275 and $8,038,447 as of September 30, 2015 and December 31, 2014, respectively.

(2) The carrying value of mortgage notes payable consists of the principal amounts due reduced by any unamortized deferred loan issuance costs.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at September 30, 2015, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects. At the date of the Fusion loan, the Company elected the fair value option as the carrying amount of the loan. The significant unobservable input into this level 3 fair value assessment classification included a remote possibility of realization of the $2.0 million exit fee at December 31, 2014. Because the interest rate of the loan approximated market rates for similar loans, and due to the short term nature of the loan, the Company determined that the face amount of the loan approximated its fair market value at that date. The Fusion loan was converted from a bridge

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2015

loan to a real estate loan on July 1, 2015 and the Company ceased the fair value option election as of that date since the exit fee feature is not present in the real estate loan.

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

17. Subsequent Events

On October 5, 2015, the Company increased the maximum lending amount to $13.4 million on its line of credit to Oxford Capital Partners, LLC and extended the maturity date of the instrument to March 31, 2017.

On October 7, 2015, the Company increased the maximum lending amount to approximately $11.6 million on its Dawsonville bridge loan.

On October 9, 2015, the Company's Encore bridge loan was recapitalized to an amount of up to approximately $20.7 million to partially finance a planned multifamily community project in Atlanta, Georgia.

On October 20, 2015, the Company increased the maximum lending amount to $13.0 million on its line of credit to its Manager.

On October 30, 2015, the Company acquired a grocery-anchored shopping center comprised of approximately 112,000 square feet of gross leasable area in the Atlanta, Georgia market.

Between October 1, 2015 and November 1, 2015, the Company issued 33,966 Units and collected net proceeds of approximately $30.6 million after commissions and fees under its Follow-on Offering.

On November 4, 2015, the Company granted 540 shares of Common Stock to its independent board members, in payment of one of their meeting fees. The per-share fair value of this award, which was fully vested upon issuance, was $11.14, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $6,016 was recorded in full at the grant date.

On November 5, 2015, the Company granted 534 shares of Common Stock to its independent board members, in payment of one of their meeting fees. The per-share fair value of this award, which was fully vested upon issuance, was $11.22, which was the closing price of the Common Stock on the prior business day. The total compensation cost of $5,991 was recorded in full at the grant date.

On November 5, 2015, the Company declared a Common Stock dividend of $0.1925 per share for the fourth quarter 2015, which is payable on January 15, 2016, to common stockholders of record on December 15, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the third quarter 2015, we acquired two multifamily communities located in the Orlando, Florida, and San Antonio, Texas markets, representing 741 units, for an aggregate purchase price of approximately $119.6 million. We now own 17 multifamily communities with 5,416 units.

Also during the third quarter 2015, we acquired two grocery-anchored shopping centers located in the Dallas, Texas and Atlanta, Georgia markets, with approximately 260,000 square feet of gross leasable area for an aggregate purchase price of approximately $34.6 million. We now own twelve centers with an approximate aggregate of 954,000 square feet of gross leasable area.

During the third quarter 2015, we converted two bridge loans to real estate loans with an aggregate loan commitment amount of approximately $66.0 million to partially finance planned multifamily communities to be located in the Irvine California and Tampa, Florida markets. We also originated two bridge loans, one in support of a planned grocery-anchored shopping center and another in support of a planned multifamily community, both in the Atlanta, Georgia market. These two new loans represent an aggregate loan commitment amount of approximately $9.7 million. As of September 30, 2015, our real estate loan portfolio consisted of 15 real estate loans and four bridge loans supporting twelve planned multifamily communities, six planned student housing projects and one planned retail center, with an aggregate commitment amount of approximately $259.1 million. There can be no assurance that we will acquire any of the assets under construction.

During the third quarter 2015, we issued 72,677 Units and collected net proceeds of approximately $65.7 million from our Follow-On Offering.

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
•     availability of qualified personnel;

•     estimates relating to our ability to make distributions to our stockholders in the future;
•     our understanding of our competition;
•     market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy;

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

•	changes in market rental rates;

•	changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	adverse financial conditions for grocery anchors and other retail, service, medical or restaurant tenants;

•	continued consolidation in the retail and grocery sector;

•	excess amount of retail space in our markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•	the growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	our ability to aggregate a critical mass of grocery-anchored shopping centers or to spin-off, sell or distribute them;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.

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

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make bridge and mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our assets in other real estate related investments such as grocery-anchored shopping centers, senior mortgage loans, subordinate loans or mezzanine debt secured by interests in grocery-anchored related assets, membership or partnership interests in grocery-anchored shopping centers and other grocery-anchored related assets as determined by our Manager as appropriate for us.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 98.8% interest as of September 30, 2015. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored shopping center properties.

Properties

At September 30, 2015, we were the sole owner of the following 17 multifamily communities, which comprise our multifamily segment:

Property Name	Location	Year constructed	Number of units	Average Unit Size (sq. ft.)	Average Occupancy		Average Rent per Unit

Ashford Park	Atlanta, GA	1992	408	1,008	95.1%	(1)	$1,131
Lake Cameron	Raleigh, NC	1997	328	940	96.9%		$900
McNeil Ranch	Austin, TX	1999	192	1,071	94.6%		$1,200
Stone Rise	Philadelphia, PA	2008	216	1,079	95.7%		$1,426

Total Same Store			1,144		95.6%

Trail Creek	Hampton, VA	2007	300	1,138	91.8%		$1,140
Summit Crossing	Atlanta, GA	2007	485	1,050	97.1%		$1,051
Enclave at Vista Ridge	Dallas, TX	2003	300	1,079	95.7%		$1,097
Sandstone Creek	Kansas City, KS	2000	364	1,135	95.1%		$1,043
Stoneridge Farms	Nashville, TN	2002	364	1,153	95.7%		$1,000
Vineyards	Houston, TX	2003	369	1,122	96.3%		$1,178
Aster at Lely Resort	Naples, FL	2015	308	979	96.9%		$1,256
CityPark View	Charlotte, NC	2014	284	948	95.4%		$1,041
Avenues at Cypress	Houston, TX	2014	240	1,166	95.7%		$1,362
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001	—%		$1,480
Avenues at Creekside	San Antonio, TX	2014	395	974	—%		$1,255
Citi Lakes	Orlando, FL	2014	346	984	—%		$1,298
Avenues at Northpointe	Houston, TX	2013	280	1,154	96.9%		$1,367
Total Non-Same Store			4,272

Total			5,416		96.0%

(1) Average occupancy is defined by the Company as market rent reduced by vacancy losses within our multifamily communities segment. All of our multifamily properties are included in this calculation except for properties which are not yet stabilized, which we define as properties having first achieved 93% physical occupancy (Venue at Lakewood Ranch was not yet stabilized at the beginning of the third quarter), properties which are owned for less than the entire reporting period (Avenues at Creekside and Citi Lakes), and properties which are undergoing significant capital projects or are adding additional phases (Summit Crossing).

At September 30, 2015, we were the sole owner of the following twelve grocery-anchored shopping centers, which comprise our retail segment:

Property name	Metropolitan area	Year built	GLA (1)	Percent leased (2)	Anchor tenant

Woodstock Crossing	Atlanta, GA	1994	66,122	92.6%	Kroger
Parkway Town Centre	Nashville, TN	2005	65,587	89.7%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570	100.0%	Publix
Barclay Crossing	Tampa, FL	1998	54,958	100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966	95.5%	Publix
Kingwood Glen	Houston, TX	1998	103,397	98.0%	Kroger
Parkway Centre	Columbus, GA	1999	53,088	86.8%	Publix
Powder Springs	Atlanta, GA	1999	77,853	92.8%	Publix
Sweetgrass Corner	Charleston, SC	1999	89,124	100.0%	Bi-Lo
Salem Cove	Nashville, TN	2010	62,356	97.8%	Publix
Independence Square	Dallas, TX	1977	140,218	94.6%	Tom Thumb
Royal Lakes Marketplace	Atlanta, GA	2008	119,493	84.4%	Kroger

			953,732
(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) Percent leased represents the percentage of GLA that is leased, including lease agreements that have been signed which have not yet commenced.
Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for the balance of 2015 and into early 2016, with continued job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector.   If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to measurably improve upon.  The pipeline of new multifamily construction, although increasing, has been relatively measured in most of our markets.  Nationally, new multifamily construction is currently around average historical levels in most markets.  Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to good levels of absorption levels in our markets, which in many of our markets has offset or exceeded the new supply coming online.  The absorption rate has led to stable or modestly increasing occupancy rates with concurrent increases in rental rates in our markets.  We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain increases in multifamily supply.

                We believe that the grocery-anchored shopping center sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that improving macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers that are all generally located in Sun Belt and Texas markets are well-positioned to have solid operating fundamentals.

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae (the GSEs) with excellent access to investor capital.  Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment despite recent volatility.   Recently, the GSEs have run into an issue regarding their ability to lend.  The regulator, the Federal Housing and Finance Association (FHFA), has provided adjustments to the cap for the GSEs that should allow for the agencies to remain in the market for the balance of 2015.  If the cap adjustments are not adequate, it is possible that the GSEs could be out of the market late in the fourth quarter.  This circumstance will also prompt an extensive discussion of the cap for next year for the GSEs. If FHFA does not provide relief under the cap for the agencies and loan demand continues to be high, it could well be the case that financing for acquisitions becomes more expensive through the end of 2015 and into 2016.  We would expect other market participants to step in to the void the agencies would leave but the cost could increase and underwriting could become stricter.

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

Revenue Recognition

We generally lease apartment units under leases with terms of thirteen months or less. We generally lease retail properties for rental terms of several years. Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are recorded in the appropriate period, to the extent that adjustments to the straight-line method are material.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter and early adoption is permitted.  We are currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on our financial statements.

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

In September 2015, the FASB issued Accounting Standards Update 2015-16 ("ASU 2015-16"), Business Combinations: Simplifying the Accounting for Measurement Period Adjustments. This new guidance requires that the acquirer recognize adjustments to provisional amounts initially recorded in the purchase price allocation, including any effect on earnings, that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective on January 1, 2016 and is prospective in adoption method. We do not expect the adoption of ASU 2015-16 to materially impact our financial position or results of operations.

Results of Operations

The highlights of our third quarter 2015 operating results included:

•
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, or NFFO, was $7,132,109, or $0.32 per share for the third quarter 2015, an increase of 23% on a per share basis from our NFFO result of $4,536,012, or $0.26 per share for the third quarter 2014.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $5,033,533, or $0.22 per share for the third quarter 2015, compared to our AFFO result of $3,886,782, or $0.22 per share for the third quarter 2014. AFFO is calculated after deductions for all preferred dividends.

•
As of September 30, 2015, our total assets were approximately $1.1 billion, an increase of approximately $416.5 million, or 61% compared to our total assets of approximately $688.3 million at September 30, 2014.

•	Total revenues for the third quarter 2015 were approximately $30.0 million, an increase of approximately $16.8 million, or 127%, compared to approximately $13.2 million for the third quarter 2014.

•	Cash flow from operations for the third quarter 2015 was approximately $9.9 million, an increase of approximately $10.5 million, compared to approximately $(0.6) million for the third quarter 2014.

•
Our Common Stock dividend of $0.18 per share for the third quarter 2015 represents a growth rate of 12.5% from our third quarter 2014 dividend of $0.16 per share and a growth rate of approximately 9.9% on an annualized basis since June 30, 2011, the first quarter end following our initial public offering in April 2011.

•	At September 30, 2015, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was 55.6%.

•	For the third quarter 2015, our average occupancy was 96.0%. As of September 30, 2015, our retail portfolio was 94.1% leased.

•
For the third quarter 2015, our NFFO payout ratio to our Common Stockholders and Unitholders was approximately 57.0% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 80.8%. (2)

•
For the third quarter 2015, our NFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 41.8% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 50.4%. (2)

•
During July 2015, we converted two existing bridge loans to real estate loans aggregating up to approximately $66.0 million, to partially finance planned multifamily community projects located in Tampa, Florida and Irvine, California. The loans pay current monthly interest of 8.5% per annum and accrue deferred interest at 6% and 7.5% per annum, respectively.

•
On August 14, 2015, we originated a real estate loan of up to approximately $6.6 million to partially finance a planned approximate 200,000 square foot retail center in the Atlanta, Georgia market. The loan pays current monthly interest of 12.0% per annum. On October 7, 2015, the maximum commitment amount was increased to $11,571,307.

•
During the third quarter 2015, we acquired two multifamily communities comprising an aggregate of 741 units, located in San Antonio, Texas and Orlando, Florida, and two grocery-anchored shopping centers comprising an aggregate of approximately 260,000 square feet of gross leasable area in the Dallas, Texas and Atlanta, Georgia markets.

•
With the closing of the acquisitions referenced above, we own 17 multifamily communities comprising an aggregate of 5,416 units and 12 grocery-anchored shopping centers comprising an aggregate of 953,732 square feet of gross leasable area. Upon completion of all the projects partially financed by our real estate loan portfolio and if we were to acquire all the underlying properties, we would own 18 additional multifamily communities, including six student housing communities, comprising an aggregate of 4,408 additional units. There can be no assurance that we will acquire any of the assets under construction.

•	On July 17, 2015, we transferred the listing of our Common Stock from the NYSE MKT to the New York Stock Exchange, or NYSE, under the same ticker symbol, "APTS".

•	As of September 8, 2015, the investment committee of our Manager authorized us to market for sale our Trail Creek multifamily community located in Hampton, Virginia.

•
On October 9, 2015, our Encore bridge loan was recapitalized to an amount up to approximately $20.7 million to partially finance a planned multifamily community project in Atlanta, Georgia. We anticipate that a third party investor will participate in a portion of this financing.

•
On October 30, 2015, we acquired a grocery-anchored shopping center comprised of approximately 112,000 square feet of gross leasable area in the Atlanta, Georgia market. The anchor tenant is a Publix grocery store.

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

Three Months and Nine Months Ended September 30, 2015 compared to 2014

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months and nine months ended September 30, 2015 versus 2014, as summarized in the tables below:

	Three months ended September 30,		Change inc (dec)
	2015	2014	Amount	Percentage
Revenues:
Rental revenues	$19,442,628	$6,546,945	$12,895,683	197.0%
Other property revenues	2,558,185	799,716	1,758,469	219.9%
Interest income on loans and notes receivable	5,909,907	4,871,387	1,038,520	21.3%
Interest income from related parties	2,044,973	964,612	1,080,361	112.0%
Total revenues	29,955,693	13,182,660	16,773,033	127.2%

Operating expenses:
Property operating and maintenance	3,097,080	1,067,849	2,029,231	190.0%
Property salary and benefits reimbursement to related party	1,688,347	632,051	1,056,296	167.1%
Property management fees to related parties	857,294	283,805	573,489	202.1%
Real estate taxes	2,506,885	712,752	1,794,133	251.7%
General and administrative	632,164	177,291	454,873	256.6%
Equity compensation to directors and executives	593,417	456,961	136,456	29.9%
Depreciation and amortization	10,536,486	3,185,739	7,350,747	230.7%
Acquisition and pursuit costs	1,783,708	3,056,997	(1,273,289)	(41.7)%
Acquisition fees to related parties	1,541,250	3,443,059	(1,901,809)	(55.2)%
Asset management fees to related parties	1,908,742	787,115	1,121,627	142.5%
Insurance, professional fees and other	1,062,687	458,367	604,320	131.8%
Total operating expenses	26,208,060	14,261,986	11,946,074	83.8%
Asset management and general and administrative
expense fees deferred	(373,360)	—	(373,360)	—%
Net operating expenses	25,834,700	14,261,986	11,572,714	81.1%

Operating income	4,120,993	(1,079,326)	5,200,319	—%
Less interest expense	5,818,760	2,150,047	3,668,713	170.6%

Net income (loss)	$(1,697,767)	$(3,229,373)	$1,531,606	—%

	Nine months ended September 30,		Change inc (dec)
	2015	2014	Amount	Percentage
Revenues:
Rental revenues	$47,304,230	$18,460,968	$28,843,262	156.2%
Other property revenues	6,685,752	2,205,424	4,480,328	203.2%
Interest income on loans and notes receivable	16,367,864	13,656,982	2,710,882	19.8%
Interest income from related parties	5,031,189	2,164,558	2,866,631	132.4%
Total revenues	75,389,035	36,487,932	38,901,103	106.6%

Operating expenses:
Property operating and maintenance	7,722,017	2,941,383	4,780,634	162.5%
Property salary and benefits reimbursement to related party	4,114,752	1,866,416	2,248,336	120.5%
Property management fees to related parties	2,082,839	814,600	1,268,239	155.7%
Real estate taxes	6,911,034	2,102,065	4,808,969	228.8%
General and administrative	1,553,666	598,895	954,771	159.4%
Equity compensation to directors and executives	1,761,268	1,347,107	414,161	30.7%
Depreciation and amortization	26,409,763	8,791,045	17,618,718	200.4%
Acquisition and pursuit costs	2,876,642	3,407,392	(530,750)	(15.6)%
Acquisition fees to related parties	3,400,021	3,500,327	(100,306)	(2.9)%
Asset management fees to related parties	4,830,588	2,207,385	2,623,203	118.8%
Insurance, professional fees and other	2,412,441	1,270,281	1,142,160	89.9%
Total operating expenses	64,075,031	28,846,896	35,228,135	122.1%
Asset management and general and administrative
expense fees deferred	(1,528,479)	—	(1,528,479)	—%
Net operating expenses	62,546,552	28,846,896	33,699,656	151.7%

Operating income	12,842,483	7,641,036	5,201,447	68.1%
Less interest expense	14,884,343	5,650,096	9,234,247	163.4%

Net income (loss)	$(2,041,860)	$1,990,940	$(4,032,800)	—%

Rental and other property revenues and expenses for the three-month period ended September 30, 2015 include a full period of activity for the ten grocery-anchored shopping centers and the four multifamily communities acquired during 2014, as well as a full quarter of activity for Avenues at Cypress and Avenues at Northpointe (collectively referred to as the Houston Portfolio), Venue at Lake wood Ranch, Aster at Lely and CityPark View, which were acquired during the first six months of 2015. The three-month period ended September 30, 2015 also includes a partial period of results for the Creekside and Citi Lakes multifamily communities and the Independence Square and Royal Lakes Marketplace grocery-anchored shopping centers from their respective dates of acquisition during 2015. Rental and other property revenues and expenses for the three-month period ended September 30, 2014 do not include results for these properties as they were acquired subsequent to September 30, 2014.

Rental and other property revenues and expenses for the nine-month period ended September 30, 2015 include a full period of activity for the ten grocery-anchored shopping centers and the four multifamily communities acquired during 2014, as well as a partial period of activity for the seven multifamily communities and the two grocery-anchored shopping centers listed above from their respective dates of acquisition during 2015. Rental and other property revenues and expenses for the nine-month period ended September 30, 2014 do not include results for these properties as they were acquired subsequent to September 30, 2014.

Revenues

Rental revenues increased for the three months and nine months ended September 30, 2015 from the comparable 2014 periods primarily due to acquisitions, as shown in the following table:

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Rental revenues:
Dunbar Portfolio	$4,052,000	31.4%	$12,283,000	42.6%
Lakewood Ranch, Aster at Lely, and CityPark View	2,991,000	23.2%	3,341,000	11.6%
Grocery-anchored shopping centers	2,334,000	18.1%	6,588,000	22.8%
Houston Portfolio	2,041,000	15.8%	4,844,000	16.8%
Avenues at Creekside and Citi Lakes	1,308,000	10.1%	1,308,000	4.5%
Other	170,000	1.4%	479,000	1.7%

Total	$12,896,000	100.0%	$28,843,000	100.0%

Rental revenues are directly impacted by occupancy levels. Our average occupancy was 96.0% and 95.7% for the three-month periods ended September 30, 2015 and 2014, respectively. We define average occupancy as market rent reduced by vacancy losses within our multifamily communities segment.

As of September 30, 2015, our retail portfolio was 94.1% leased. We define percent leased as the percentage of gross leasable area that is leased, including lease agreements that have been signed which have not yet commenced.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. Other revenues from our grocery-anchored shopping centers includes tenant reimbursements to us for common area maintenance, or CAM, costs and utility reimbursements. The increase in other property revenues for the nine-month period ended September 30, 2015 versus 2014 was also due primarily to the acquisitions listed above.

Interest revenue increased due to additional draws on existing loans, as well as closing new loan investments, as follows:

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Interest revenue:
Increased balances on loans originated prior to September 30, 2014	$1,337,000	63.1%	$2,448,000	43.9%
New loans originated subsequent to September 30, 2014	782,000	36.9%	3,130,000	56.1%

Total	$2,119,000	100.0%	$5,578,000	100.0%

Property operating and maintenance expense

As shown in the following table, expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by the Dunbar Portfolio, the grocery-anchored shopping centers and the Houston Portfolio, which were acquired during 2014 and 2015. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property operations and maintenance:
Dunbar Portfolio	$778,000	38.3%	$2,080,000	43.5%
Lakewood Ranch, Aster at Lely, and CityPark View	422,000	20.8%	470,000	9.8%
Grocery-anchored shopping centers	294,000	14.5%	1,094,000	22.9%
Houston Portfolio	314,000	15.5%	709,000	14.8%
Avenues at Creekside and Citi Lakes	182,000	9.0%	182,000	3.8%
Other	39,000	1.9%	246,000	5.2%

Total	$2,029,000	100.0%	$4,781,000	100.0%

Property Salary and Benefits Reimbursement to Related Party

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by the Dunbar Portfolio acquisition during 2014 and the Houston Portfolio, Lakewood Ranch, Aster at Lely, and CityPark View acquisitions in 2015, as shown in the following table. The number of employees assigned by our property manager to our 17 multifamily communities at September 30, 2015 is not expected to change materially over the foreseeable future.

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Salary and benefits reimbursements:
Dunbar Portfolio	$432,000	40.9%	$1,302,000	57.9%
Lakewood Ranch, Aster at Lely, and CityPark View	297,000	28.1%	347,000	15.4%
Houston Portfolio	182,000	17.2%	482,000	21.4%
Avenues at Creekside and Citi Lakes	124,000	11.7%	124,000	5.5%
Other	21,000	2.0%	(7,000)	(0.2)%

Total	$1,056,000	100.0%	$2,248,000	100.0%

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

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property management fees:
Dunbar Portfolio	$184,000	32.1%	$563,000	44.4%
Lakewood Ranch, Aster at Lely, and CityPark View	132,000	23.0%	132,000	10.4%
Grocery-anchored shopping centers	102,000	17.8%	357,000	28.2%
Houston Portfolio	88,000	15.3%	88,000	6.9%
Other	68,000	11.8%	128,000	10.1%

Total	$574,000	100.0%	$1,268,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions during 2014 and 2015, as shown in the following table:

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Real estate taxes:
Dunbar Portfolio	$663,000	37.0%	$2,121,000	44.1%
Houston Portfolio	507,000	28.3%	1,312,000	27.3%
Lakewood Ranch, Aster at Lely, and CityPark View	144,000	8.0%	208,000	4.3%
Avenues at Creekside and Citi Lakes	150,000	8.4%	150,000	3.1%
Grocery-anchored shopping centers	283,000	15.8%	893,000	18.6%
Other	47,000	2.5%	125,000	2.6%

Total	$1,794,000	100.0%	$4,809,000	100.0%

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.

General and Administrative

The increases in general and administrative expenses were primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired during 2014 and 2015, as shown in the following table:

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
General and administrative expenses:
Net worth/franchise taxes, licenses & fees	$158,000	34.7%	$285,000	29.8%
Lakewood Ranch, Aster at Lely, and CityPark View	87,000	19.1%	101,000	10.6%
Avenues at Creekside and Citi Lakes	46,000	10.1%	46,000	4.8%
Dunbar Portfolio	76,000	16.7%	239,000	25.0%
Grocery-anchored shopping centers	18,000	4.0%	57,000	6.0%
Houston Portfolio	39,000	8.6%	107,000	11.2%
Other	31,000	6.8%	120,000	12.6%

Total	$455,000	100.0%	$955,000	100.0%

Equity compensation to directors and executives

Equity compensation expenses were as follows in the table below, increasing primarily due to an expansion of the annual Class B Unit Grants for the 2015 service year versus 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Quarterly board member committee fee grants	$18,018	$11,858	$41,917	$29,786
Class B Unit awards:
Executive officers - 2013	—	—	—	2,318
Executive officers - 2014	—	364,558	3,825	1,095,041
Executive officers - 2015	495,399	—	1,474,872	—
Restricted stock grants:
2013	—	—	—	85,812
2014	—	80,545	107,321	134,150
2015	80,000	—	133,333	—

Total	$593,417	$456,961	$1,761,268	$1,347,107

Depreciation and amortization

The net increases in depreciation and amortization were driven primarily by the additional depreciable assets from the 2014 and 2015 acquisitions, as shown below:

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Lakewood Ranch, Aster at Lely, and CityPark View:
Depreciation	$1,343,000	18.3%	$1,727,000	9.8%
Amortization of intangible assets	1,219,000	16.6%	1,534,000	8.7%
Dunbar Portfolio:
Depreciation	1,486,000	20.2%	5,010,000	28.4%
Amortization of intangible assets	(297,000)	(4.0)%	1,188,000	6.7%
Houston Portfolio:
Depreciation	868,000	11.8%	2,167,000	12.3%
Amortization of intangible assets	393,000	5.3%	1,572,000	8.9%
Avenues at Creekside and Citi Lakes:
Depreciation	584,000	7.9%	584,000	3.3%
Amortization of intangible assets	572,000	7.8%	572,000	3.2%
Grocery-anchored shopping centers:
Depreciation	1,010,000	13.7%	2,485,000	14.1%
Amortization of intangible assets	701,000	9.5%	1,977,000	11.2%
Other properties:	(528,000)	(7.1)%	(1,197,000)	(6.6)%

Total	$7,351,000	100.0%	$17,619,000	100.0%

Acquisition and pursuit costs and acquisition fees to related parties

The changes in acquisition and pursuit costs and acquisition fees consisted of:

	Three months ended		Nine months ended
	September 30,		September 30,
Amounts rounded to 000s:	2015	2014	2015	2014

Lakewood Ranch, Aster at Lely, and CityPark View	$21,000	$—	$1,602,000	$—
Houston Portfolio	—	—	1,116,000	—
Avenues at Creekside and Citi Lakes	2,411,000	—	2,466,000	—
Grocery-anchored shopping centers	660,000	3,539,000	819,000	3,812,000
Dunbar Portfolio	—	2,953,000	—	2,953,000
Other pursuit costs	233,000	8,000	274,000	143,000

Total	$3,325,000	$6,500,000	$6,277,000	$6,908,000

Included in the acquisition fees to related parties line of the statement of operations are fees related to the acquisition of eight grocery-anchored shopping centers in the amount of $642,820 for the three and nine months ended September 30, 2014 paid to Joel T. Murphy while he was a director and Chief Executive Officer of New Market Properties, LLC, a related party.
Mr. Murphy was also paid a fee of $57,268 in connection with one grocery-anchored shopping center acquisition prior to his becoming a director of the Company and the Chief Executive Officer of New Market Properties, LLC, which is included in the acquisition fees and pursuit costs line of the statement of operations for the nine months ended September 30, 2014 .

Acquisition fees paid to our Manager are calculated as 1% of the gross purchase price of the multifamily community, the retail asset, or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Asset management fees and general and administrative fees to related party

Asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquisitions made during 2014 and 2015, as shown in the following table:

	Amounts rounded to 000s
	As of September 30,		Increase
	2015	2014	Amount	Percent
Assets:
Dunbar Portfolio	$176,353,000	$184,009,000	$(7,656,000)	(1.8)%
Sunbelt Portfolio and other retail assets	159,597,000	106,226,000	53,371,000	12.8%
Houston Portfolio	74,482,000	—	74,482,000	17.9%
Lakewood Ranch, Aster at Lely, and CityPark View	132,066,000	—	132,066,000	31.7%
Avenues at Creekside and Citi Lakes	121,192,000	—	121,192,000	29.1%
Other	441,151,000	398,106,000	43,045,000	10.3%

Total	$1,104,841,000	$688,341,000	$416,500,000	100.0%

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Revenues:
Dunbar Portfolio	$4,869,000	33.2%	$14,123,000	42.4%
Sunbelt Portfolio and other retail assets	2,982,000	20.3%	8,602,000	25.8%
Houston Portfolio	2,188,000	14.9%	5,209,000	15.6%
Lakewood Ranch, Aster at Lely, and CityPark View	3,251,000	22.2%	3,628,000	10.9%
Avenues at Creekside and Citi Lakes	1,393,000	9.5%	1,393,000	4.2%
Other	(29,000)	(0.1)%	369,000	1.1%

Total	$14,654,000	100.0%	$33,324,000	100.0%

Insurance, professional fees and other expenses

The increases consisted of:

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase

Audit and tax fees	$24,000	4.0%	$83,000	7.3%
Insurance premiums	347,000	57.5%	796,000	69.7%
Legal fees	218,000	36.1%	243,000	21.3%
Other	15,000	2.4%	20,000	1.7%

Total	$604,000	100.0%	$1,142,000	100.0%

Asset management and general and administrative expense fees deferred

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $1,528,479 of combined asset management, general and administrative expense and property management fees attributable to the nine-month period ended September 30, 2015 and $1,860,824 cumulatively have been deferred by the Manager. We will recognize any deferred fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of September 30, 2015, there was insufficient evidence to support recognition of these deferred fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increases consisted of:

	Three months ended		Nine months ended
	September 30, 2015 versus 2014		September 30, 2015 versus 2014
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Interest expense:
Dunbar Portfolio	$1,026,000	28.0%	$3,182,000	34.5%
Grocery-anchored shopping centers	844,000	23.0%	2,308,000	25.0%
Houston Portfolio	443,000	12.1%	1,104,000	12.0%
Lakewood Ranch, Aster at Lely, and CityPark View	834,000	22.7%	1,008,000	10.9%
Avenues at Creekside and Citi Lakes	288,000	7.8%	288,000	3.1%
Term Loan	(34,000)	(0.9)%	297,000	3.2%
Revolving Line of Credit	47,000	1.3%	(386,000)	(4.2)%
Loan participants	—	—%	1,075,000	11.6%
Other properties	221,000	6.0%	358,000	3.9%

Total	$3,669,000	100.0%	$9,234,000	100.0%

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

The NAREIT definition of FFO (and the one reported by the Company) is:
Net income/loss:

•	excluding impairment charges on and gains/losses from sales of depreciable property;

•	plus depreciation and amortization of real estate assets and deferred leasing costs; and

•	after adjustments for unconsolidated partnerships and joint ventures.

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

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (“NFFO”)

Normalized FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of our ongoing operating performance. For example, since we acquire properties on a regular basis, we incur substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred.

We add back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions, and costs incurred related to the negotiations of extensions of our management agreement with our Manager to FFO in its calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. We also add back any realized losses on debt extinguishment and any non-cash dividends in this calculation. NFFO figures reported by us may not be comparable to those NFFO figures reported by other companies.

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
• cash paid for loan closing costs;
• amortization of acquired real estate intangible liabilities; and
• normally-recurring capital expenditures and capitalized retail direct leasing costs.

AFFO figures reported by us may not be comparable to those AFFO figures reported by other companies. We utilize AFFO as another measure of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

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

		Three months ended September 30,
		2015	2014

Net loss attributable to common stockholders (See note 1)		$(6,800,672)	$(5,112,684)

Add:	Loss attributable to non-controlling interests (See note 2)	(15,289)	(26,481)
	Depreciation of real estate assets	7,510,851	2,707,738
	Amortization of acquired real estate intangible assets and deferred leasing costs	2,982,982	467,383

Funds from operations attributable to common stockholders and Unitholders		3,677,872	(1,964,044)

Add:	Acquisition and pursuit costs	3,324,958	6,500,056
	Costs incurred from extension of management agreement with advisor (See note 3)	129,279	—

Normalized funds from operations attributable to common stockholders and Unitholders		7,132,109	4,536,012

	Non-cash equity compensation to directors and executives	593,417	456,961
	Amortization of loan closing costs (See note 4)	369,128	290,548
	Depreciation/amortization of non-real estate assets	42,653	10,618
	Net loan fees received (See note 5)	494,100	54,601
	Deferred interest income received (See note 6)	282,620	470,839
Less:	Non-cash loan interest income (See note 5)	(2,640,396)	(1,591,839)
	Abandoned pursuit costs	(39,657)	(3,611)
	Cash paid for loan closing costs	(433,195)	(67,257)
	Amortization of acquired real estate intangible liabilities (See note 7)	(304,608)	(63,833)
	Normally recurring capital expenditures (See note 8)	(462,638)	(206,257)
	Retail direct leasing costs capitalized (See note x)	—	—

Adjusted funds from operations attributable to common stockholders and Unitholders		$5,033,533	$3,886,782

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$4,018,249	$2,937,911
	Distributions to Unitholders (See note 2)	49,781	23,202
	Total	$4,068,030	$2,961,113

Common Stock dividends and Unitholder distributions per share		$0.18	$0.16

FFO per weighted average basic share of Common Stock and Unit		$0.16	$(0.11)
NFFO per weighted average basic share of Common Stock and Unit		$0.32	$0.26
AFFO per weighted average basic share of Common Stock and Unit		$0.22	$0.22

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	22,292,217	17,564,091
	Class A Units	278,006	145,011
	Common Stock and Class A Units	22,570,223	17,709,102

	Diluted: (B)
	Common Stock and Class A Units	22,953,854	17,899,473

Actual shares of Common Stock outstanding, including 22,602 and 39,216 unvested shares
of restricted Common Stock at September 30, 2015 and 2014, respectively		22,323,804	19,902,179
Actual Class A Units outstanding		276,560	145,011
	Total	22,600,364	20,047,190

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 1.23% weighted average non-controlling interest in the Operating Partnership for the three-month period ended September 30, 2015.

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

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Loss Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month period ended September 30, 2015 include a full period of activity for the ten grocery-anchored shopping centers and the four multifamily communities acquired during 2014. Rental and other property revenues and expenses for the three-month period ended September 30, 2015 also include a full period of activity for the CityPark View, Aster at Lely and Lakewood multifamily communities, as well as partial periods of results for the Creekside and Citi Lakes multifamily communities and the Independence Square and Royal Lakes Marketplace grocery-anchored shopping centers from their respective dates of acquisition during 2015. Rental and other property revenues and expenses for the three-month period ended September 30, 2014 do not include results for these properties as they were acquired subsequent to September 30, 2014.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 276,560 Class A Units as of September 30, 2015, which were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.23% and 0.82% for the three-month periods ended September 30, 2015 and 2014, respectively.

3)	We incurred legal costs pertaining to the current negotiation of an extension of our management agreement with our Manager. Such costs are an additive adjustment to FFO in our calculation of NFFO.

4)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also for occasional amendments to our $70 million revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are being amortized over the lives of the respective mortgage loans and the Revolving Line of Credit, and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At September 30, 2015, aggregate unamortized loan costs were approximately $7.7 million, which will be amortized over a weighted average remaining loan life of approximately 5.4 years.

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

6)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt in the three month periods ended September 30, 2015 and 2014 of interest income earned and accrued prior to the periods presented on various real estate loans.

7)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. The adjustment for the three-month period ended September 30, 2015 pertains to the acquisition of our twelve grocery-anchored shopping centers. The adjustment for the three-month period ended September 30, 2014 pertains to the acquisition of the Woodstock Crossing, Nashville Portfolio, and Sunbelt Portfolio retail assets. At September 30, 2015, the balance of unamortized below-market lease intangibles was approximately $7.3 million, which will be recognized over a weighted average remaining lease period of approximately 8.6 years.

8)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $1,480,968 and $435,880 for the three-month periods ended September 30, 2015 and 2014, respectively. This adjustment also deducts from NFFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities and grocery-anchored shopping centers (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities and grocery-anchored shopping centers;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders;

•	cash redemptions that we may pay to our preferred stockholders, and

•	committed investments.

We have a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $40.0 million until the amendment of the loan agreement pursuant to the Third Modification Agreement, which became effective July 1, 2014.
The Third Modification Agreement increased our borrowing capacity on the Revolving Line of Credit from $40.0 million to $45.0 million and extended the maturity date to July 1, 2015. Once our operating real estate assets exceeded $300 million, the borrowing capacity was increased to $50.0 million. On February 12, 2015, we extended the maturity of our Revolving Line of Credit to February 12, 2016 and amended the interest rate to LIBOR plus 3.25% per annum. On August 28, 2015, we entered into the Third Amended and Restated Credit Agreement, under which our borrowing capacity on the Revolving Line of Credit was increased to $70.0 million and the maturity date was extended to August 27, 2018.
Also on February 12, 2015, we entered into a $32.0 million term loan with Key Bank National Association under the Credit Facility, or the Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2015, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Net worth	Minimum $275,000,000	(2)	$443,546,594
Debt yield	Minimum 8.0%		8.45%
Payout ratio	Maximum 95%	(3)	79.2%
Total leverage ratio	Maximum 62.5%		57.2%
Debt service coverage ratio	Minimum 1.50x		2.79x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $275 million, plus 75% of the net proceeds of any equity offering, which totaled $302,541,070 as of September 30, 2015.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2015, the maximum dividends and distributions allowed under this covenant was $36,681,000.

Interest expense for the Credit Facility was approximately $1,015,000 (including deferred loan cost amortization of approximately $219,000) and the weighted average interest rate was 3.73% for the nine-month period ended September 30, 2015.

Our net cash provided by operating activities for the nine-month periods ended September 30, 2015 and 2014 was approximately $28.2 million and $10.0 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the Dunbar, Sunbelt and Houston Portfolios, the CityPark View, Aster at Lely and Lakewood Ranch acquisitions, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes.

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

Our net cash used in investing activities was approximately $385.7 million and $332.9 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Net deployments of cash for real estate loans and notes receivable were approximately $65.3 million in 2015, versus net disbursements for loans and notes receivable in the 2014 period of approximately $45.6 million. Disbursements for property acquisitions rose from approximately $285.3 million in the nine months ended September 30, 2014 to approximately $311.9 million in the nine months ended September 30, 2015.

Cash used in investing activities is primarily driven by acquisitions and dispositions of multifamily properties and retail shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities and retail shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with acquisitions are funded from the capital sources for the acquisitions and are not dependent upon subsequent property operational cash flows for funding.

For the nine-month period ended September 30, 2015, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily:
Summit Crossing	$—	$50,690	$50,690	$97,434	$148,124
Trail Creek	—	85,988	85,988	88,945	174,933
Stone Rise	—	30,384	30,384	81,160	111,544
Ashford Park	—	209,015	209,015	127,725	336,740
McNeil Ranch	—	7,093	7,093	46,619	53,712
Lake Cameron	—	70,380	70,380	91,466	161,846
Stoneridge	103,510	12,294	115,804	121,494	237,298
Vineyards	28,264	8,230	36,494	63,177	99,671
Enclave	—	14,258	14,258	94,584	108,842
Sandstone	265,070	4,874	269,944	102,623	372,567
Cypress	30,675	3,573	34,248	15,112	49,360
Northpointe	43,959	—	43,959	14,559	58,518
Lakewood Ranch	119,222	17,256	136,478	—	136,478
Aster at Lely	—	—	—	12,229	12,229
CityPark View	—	—	—	2,794	2,794
Mansions at Creekside	19,576	—	19,576	21,109	40,685
Citilakes	19,197	—	19,197	—	19,197

	629,473	514,035	1,143,508	981,030	2,124,538
Retail:
Woodstock	264,930	15,648	280,578	735	281,313
Parkway Town Centre	319,121	—	319,121	4,704	323,825
Spring Hill Plaza	30,040	3,800	33,840	—	33,840
Deltona Landings	—	—		1,409	1,409
Salem Cove	29,820	—	29,820	—	29,820
Kingwood Glen	326,207	7,307	333,514	19,079	352,593
Powder Springs	—	—	—	371	371
Sweetgrass	—	—	—	98	98
Independence Square	—	—	—	5,015	5,015

	970,118	26,755	996,873	31,411	1,028,284

Total	$1,599,591	$540,790	$2,140,381	$1,012,441	$3,152,822

For the nine-month period ended September 30, 2014, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily:
Summit Crossing	$—	$214,994	$214,994	$78,965	$293,959
Trail Creek	—	171,562	171,562	80,654	252,216
Stone Rise	—	40,373	40,373	53,892	94,265
Ashford Park	23,483	211,998	235,481	115,018	350,499
McNeil Ranch	35,026	27,233	62,259	59,027	121,286
Lake Cameron	9,523	81,495	91,018	77,792	168,810

	$68,032	$747,655	$815,687	$465,348	$1,281,035

Net cash provided by financing activities was approximately $362.5 million and $327.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Net proceeds from our Follow-on Offering rose from approximately $51.5 million to $174.7 million in 2015. Our receipts of funds from mortgage financing transactions of asset acquisitions fell to $204.6 million in the nine-month period ended September 30, 2015 related to our Houston Portfolio, Venue at Lakewood Ranch, Aster at Lely, CityPark View, Avenues at Creekside, Citi Lakes, Independence Square and Royal Lakes acquisitions, versus approximately $218.0 million from the Sunbelt Portfolio, the Dunbar Portfolio, and the leveraging of the Woodstock Crossing asset during the 2014 period. We received $44.25 million from our Term Loan in 2014 and was repaid during the fourth quarter 2014; the 2015 Term Loan yielded $32.0 million and was repaid during the second quarter 2015. We collected net proceeds from our ATM Offering of approximately $5.4 million for the nine-month period ended September 30, 2015, versus approximately $36.1 million during the 2014 period.

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

For the nine-month periods ended September 30, 2015 and 2014, our aggregate dividends and distributions paid totaled approximately $23.1 million and $12.3 million, respectively. Our cash flows from operating activities of approximately $28.2 million were more than sufficient to fund our cash dividend distributions for the nine months ended September 30, 2015. We expect our cash flow from operations for future periods to be sufficient to fund our quarterly Common Stock dividends and distributions to Class A Unitholders, as well as our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

At September 30, 2015, we had 22,301,202 issued and outstanding shares of Common Stock, an additional 22,602 shares of unvested restricted stock, and 276,560 outstanding Class A Units in our Operating Partnership, all of which are entitled to quarterly dividends or distributions, when and if declared by our board of directors. Our third quarter dividend declaration of $0.18 per share represents a 12.5% increase from the dividend of $0.16 for the third quarter 2014. The annualized rate of growth from our first dividend of $0.125 per share following our initial public offering in April 2011 to the third quarter 2015 was approximately 9.9%.

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash. There can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash and dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Follow-On Offering. At September 30, 2015, we had 384,112 outstanding shares of Series A Preferred Stock, which receive a monthly dividend of $5.00 per share.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of September 30, 2015, we had issued an aggregate of 386,912 Units from both our Primary Series A Offering which expired on December 31, 2013 and our Follow-On Offering. At September 30, 2015, we had 602,496 Units remaining available to be issued from our Follow-on Offering.

Aggregate offering expenses, including selling commissions and dealer manager fees, were approximately $37.3 million at September 30, 2015. These expenses will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Offering. We will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority. To clarify the prospectus for our Follow-On Offering, we will not pay selling commissions, but will pay dealer manager fees, in connection with the sale of Units through any participating broker-dealer that agrees to waive any or all of the selling commissions for such sale. The amount of selling commission not paid will equal the amount of the selling commission waived by the participating broker-dealer. The net proceeds to us will not be affected by reducing the commissions payable in connection with such sales.

On July 19, 2013 the SEC declared effective our Shelf Registration Statement, which allows us to offer equity or debt securities in an amount of up to $200 million. On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time pursuant to the ATM Offering. During the nine-month period ended September 30, 2015, we issued 547,862 shares of Common Stock at an average price of $10.03 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $5.4 million, after deducting commissions.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of September 30, 2015, our outstanding debt (both secured and unsecured) was approximately 51.9% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at September 30, 2015. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of September 30, 2015, we had long term mortgage indebtedness of approximately $598.0 million, all of which was incurred by us in connection with the acquisition or refinancing of our 17 multifamily communities and 12 grocery-anchored shopping centers. All our long term mortgage indebtedness accrues interest at fixed interest rates, except for the mortgages on Avenues at Creekside, Citi Lakes, and Royal lakes Marketplace. We have purchased LIBOR caps on the Avenues at Creekside and Citi Lakes floating rate loans to limit our interest rate risk. In addition, we held loan participation obligations of approximately $12.5 million at September 30, 2015.

As of September 30, 2015, we had approximately $8.0 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had outstanding 380,376 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2015, a total of 6,536 Warrants had been exercised for the purchase of 130,720 shares of Common Stock. A remaining total of 140,038 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 2,800,760 shares of Common Stock. The remainder of the Warrants outstanding at September 30, 2015 become potentially exercisable between October 16, 2015 and September 29, 2016 and have exercise prices that range between $10.06 and $13.37 per share. If all the Warrants outstanding at September 30, 2015 became exercisable and were exercised, gross proceeds to us would be approximately $87.6 million and we would as a result issue an additional 7,607,520 shares of Common Stock.

Contractual Obligations

As of September 30, 2015, our contractual obligations consisted of the mortgage notes secured by our acquired properties. At September 30, 2015, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$107,511,443	$19,916,326	$39,048,170	$30,398,379	$18,148,568
Principal	626,745,978	35,196,576	38,507,847	258,383,936	294,657,619

Total	$734,257,421	$55,112,902	$77,556,017	$288,782,315	$312,806,187

The principal amounts payable in the above chart include the principal amount due in less than one year of $28.7 million which was outstanding on our revolving Line of Credit at September 30, 2015. In addition, we had unfunded real estate loan commitment amounts totaling approximately $50.3 million, including unfunded real estate loan participation obligations of approximately $1.6 million at September 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of September 30, 2015, we have two variable rate mortgages, on our Avenues at Creekside and Citi Lakes multifamily communities, with a principal amount of approximately $86.1 million. These mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. Our Revolving Line of Credit accrued interest at a spread over LIBOR of 3.25% as of September 30, 2015; this combined rate is uncapped. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2015, would increase by approximately $947,000 on an annualized basis, or decrease by approximately $182,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.193% at September 30, 2015, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2015, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 9, 2015	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: November 9, 2015	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX
Exhibit Number		Description

10.1	(1)	Wholesaling Agreement among International Assets Advisory, LLC, Preferred Capital Securities, LLC and Preferred Apartment Communities, Inc. dated July 17, 2015
10.2	(2)
Third Amended and Restated Credit Agreement dated as of August 28, 2015 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.3	(2)
Third Amended and Restated Pledge and Security Agreement dated as of August 28, 2015 among Preferred Apartment Communities Operating Partnership, L.P., New Market Properties, LLC, Sunbelt Retail, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, Newport Overton Mezzanine Lending, LLC, Haven West Mezzanine Lending, Starkville Mezzanine Lending, LLC, 360 Irvine Lending, LLC, Summit Crossing III Mezzanine Lending, LLC, Oxford Overture Lending, LLC, Haven Lubbock Lending, LLC, Newport Kennesaw Mezzanine Lending, Haven Waco Lending, LLC, Haven Tampa Lending, LLC, PAC Dawson Lending, LLC and KeyBank National Association

10.4	(2)
Third Amended and Restated Guaranty dated as of August 28, 2015 by each of Preferred Apartment Communities, Inc., New Market Properties, LLC, Sunbelt Retail, LLC, Iris Crosstown Mezzanine Lending, LLC, City Vista Mezzanine Lending, LLC, Newport Overton Mezzanine Lending, LLC, Haven West Mezzanine Lending, Starkville Mezzanine Lending, LLC, 360 Irvine Lending, LLC, Summit Crossing III Mezzanine Lending, LLC, Oxford Overture Lending, LLC, Haven Lubbock Lending, LLC, Newport Kennesaw Mezzanine Lending, LLC, Haven Waco Lending, LLC, Haven Tampa Lending, LLC and PAC Dawson Lending, LLC with KeyBank National Association

10.5	(3)	Form of Buy-Sell Agreement with KeyBank National Association

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2015 and December 31, 2014, (ii) consolidated statements of operations for the three months and nine months ended September 30, 2015 and 2014, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith

(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 22, 2015

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 31, 2015

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015