Form 10-K
period 2015-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2016-03-14
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer   ☐    Accelerated filer   ☒    Non-accelerated filer   ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of registrant's most recently completed second fiscal quarter, was $217,792,077 based on the closing price of the common stock on the NYSE MKT on such date.

The number of shares outstanding of the registrant’s Common Stock, as of March 10, 2016 was 23,028,606.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2016 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

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

Development of the Company

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009 and has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities, and we may make real estate related loans, provide deposit arrangements or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or real estate loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our total assets in other real estate related investments, such as grocery-anchored shopping centers, as determined by Preferred Apartment Advisors, LLC, a Delaware limited liability company, or our Manager, as appropriate for us. We have no employees of our own; our Manager provides all managerial and administrative personnel to us pursuant to the Fifth Amended and Restated Management Agreement, effective as of January 1, 2015, among the Company, Preferred Apartment Communities Operating Partnership, L.P., a Delaware limited partnership, or our Operating Partnership, and our Manager. As referred to herein, the Fifth Amended and Restated Management Agreement, as it may be amended, is referred to as the Management Agreement. Both our Manager and our Operating Partnership are related parties to us.

Pursuant to the Management Agreement, the disposition fee on the sale of an asset was set at 1% of the contract sales price of the asset. In addition, our Manager has no obligation to provide our board of directors with prior notice of a proposed investment transaction, but leaves intact our Manager’s obligation to notify the board of directors within 30 days following completion of an investment transaction. The Management Agreement also provides for a possible deferral of asset management fees, general and administrative expense fees, property management fees, and acquisition fees and modified the fee structure to include leasing fees for retail properties. Pursuant to the First Amendment to the Management Agreement, which was effective January 1, 2016, we modified the Management Agreement by replacing the acquisition fee owed to the Manager in connection with acquiring real property with a loan coordination fee that is payable in relation to the amount of new debt financed or outstanding debt assumed secured directly by any of our owned real estate asset or the additional amount of any supplemental financing secured directly any of our owned real estate assets. In addition, the First Amendment to the Management Agreement changes the name of the fee paid on loans originated by the Company from an "acquisition fee" to a "loan origination fee." We will amortize these fees over the life of each of the underlying loans.

At December 31, 2015, we owned 19 multifamily communities with a total of 6,136 units in eight states and 14 grocery-anchored shopping centers with a total of approximately 1,279,000 square feet of gross leasable area in five states. We also held 23 real estate loans and bridge loans, twelve of which are real estate loans which partially finance the construction of new multifamily communities and which contain exclusive options to purchase the to-be-developed properties, six of which are real estate loans which partially finance the construction of new student housing communities and which contain exclusive options to purchase the to-be-developed properties, one is supporting a planned grocery-anchored shopping center, and four of which are bridge loans or other similar loans, which are partially or wholly financing land acquisition and predevelopment costs of or otherwise supporting planned multifamily communities, student housing projects, and one of which is a first position loan secured by an existing grocery-anchored shopping center. If we were to ultimately exercise all of our purchase options in place at December 31, 2015, the transactions would add another 4,708 multifamily units and one grocery-anchored shopping center to our portfolio. There can be no assurance that these acquisitions in fact will occur.

We completed our initial public offering, or the IPO, on April 5, 2011. Our common stock, par value $.01 per share, or our Common Stock, is traded on the NYSE exchange under the symbol "APTS."

Our consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest and has and plans to continue to conduct substantially all its business through the Operating Partnership.

On November 18, 2011, the Securities and Exchange Commission, or SEC, declared effective our registration statement on Form S-11 (File No. 333-176604), as the same was amended from time to time, or our Registration Statement, for our offering of a minimum of 2,000 and a maximum of 150,000 Units, with each Unit consisting of one share of our Series A Redeemable Preferred Stock, stated value $1,000 per share, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our Common Stock. The offering described above is described herein as the Primary Series A Offering and was offered by International Assets Advisory, LLC, or the Dealer Manager, on a “reasonable best efforts” basis. Our Primary Series A Offering expired on December 31, 2013 and 89,408 Units were issued and sold under the Registration Statement.

On October 11, 2013, the SEC declared effective our registration statement on Form S-3 (File No. 333-183355), as the same may be amended from time to time, or our Follow-On Series A Registration Statement, for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. The offering under the Follow-On Series A Registration Statement is referred to herein as the Follow-On Series A Offering, and, except as described in its prospectus, the terms of the Follow-On Series A Offering are substantially similar to the terms of the Primary Series A Offering. We commenced sales for the Follow-On Series A Offering on January 1, 2014. A total of 396,774 Units were issued and sold from that date through December 31, 2015 under the Follow-On Series A Offering.

On May 17, 2013, we filed a registration statement on Form S-3 (File No. 333-188677), or our Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. The Shelf Registration Statement allows us to offer equity or debt securities in an amount of up to $200 million.
On February 28, 2014,we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC, or the Agent. Since the commencement of the ATM Offering with the first settlement in April 2014, through December 31, 2015, approximately 6.5 million shares of Common Stock were issued and sold at an average price of $8.62 per share.
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

Our multifamily communities segment consists of our 19 owned residential multifamily communities, which contributed approximately $65.2 million, $31.2 million, and $22.4 million to our consolidated revenues for the twelve-month periods ended December 31, 2015, 2014 and 2013, respectively.

Our retail segment consists of our 14 owned grocery-anchored shopping centers, which contributed approximately $13.4 million and $3.5 million to our consolidated revenues for the twelve-month periods ended December 31, 2015 and 2014, respectively.

Our financing segment consists of our portfolio of real estate loans, bridge loans and other financial instruments which partially finance the development, construction and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. The financing segment contributed approximately $30.7 million, $21.8 million, and $9.7 million to our consolidated revenues for the twelve-month periods ended December 31, 2015, 2014 and 2013, respectively.

The financial measures required by Item 101 of Regulation S-K to be presented in Item 1 are included in the Company's consolidated financial statements and notes thereto in Item 15 of this Annual Report on Form 10-K.

Investment Strategy
We seek to maximize returns for our stockholders by taking advantage of the current environment in the real estate market and the United States economy. As, and if, the real estate market and economy continue to stabilize and improve, we intend to employ efficient management techniques to grow income and create asset value. Our investment strategies may include, without limitation, the following:

•
Acquiring Class “A” multifamily assets in performing and stable markets throughout the United States; these properties, we believe, will generate sustainable and growing cash flow from operations sufficient to allow us to cover the dividends that we expect to declare and pay and which we believe will have the potential for capital appreciation. These multifamily assets will generally be located in metropolitan statistical areas, or MSAs, with at least one million people which we expect will generate job growth and where we believe new multifamily development of comparable properties is able to be absorbed at attractive rental rates.

•
Acquiring Class “A” multifamily assets dedicated to student housing at major universities around the United States. These assets will be located proximate to campus with demonstrated track records of occupancy and rental rates. The universities served by these assets should generally be larger schools with stated policies of increased enrollment and market trends that indicate new development is being or should be absorbed at attractive rental rates.

•	Acquiring Class “A” multifamily assets that are intended to be financed with longer-term, assumable, fixed-rate debt typically provided by FHA/HUD programs.

•
Acquiring Class “A” multifamily assets that present an opportunity to implement a value-add program whereby the properties can be upgraded or improved physically to better take advantage of the market.

•
Acquiring grocery-anchored shopping centers, subject to a limitation that such other real estate related investments may not exceed 20% of our assets. These assets are typically anchored by one of the market dominant grocers in the trade area, have a track record of strong, increasing sales/sft at the anchor store.

•
Originating mezzanine loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties, other multifamily related assets and grocery-anchored shopping centers, not to exceed the stated cap of not more than 20% of our total assets in other real estate related investments, such as as determined by our Manager as appropriate for us.

•
It is our policy to acquire any of our target assets primarily for income, and only secondarily for possible capital gain. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties.

•
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
Financing Strategy

We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K. Included in this discussion are details regarding our Primary Series A Offering, our Follow-On Series A Offering, and our Shelf Registration Statement under which we sold Common Stock in November 2013, and our ATM Program, which commenced with the first settlement in April 2014.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2015, our outstanding debt (both secured and unsecured) was approximately 50.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2015. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We have an Amended and Restated Credit Agreement, or Credit Facility, with Key Bank, N.A., or Key Bank. The Credit Facility provides for our $70.0 million revolving credit facility, or the Revolving Line of Credit, as well as a $45 million term loan which was repaid during 2014. On January 5, 2016, we closed on another term loan of $35 million, or Term Loan. Other than with regard to our Revolving Line of Credit, as of December 31, 2015, we held no debt at the Company or operating partnership levels, had no cross-collateralization of our real estate mortgages, and had no contingent liabilities at the Company or operating partnership levels with regard to our secured mortgage debt on our communities.

Leverage may be obtained from a variety of sources, including the Federal Home Loan Mortgage Corporation, or Freddie Mac; the Federal National Mortgage Association, or Fannie Mae; commercial banks; credit companies; the Federal Housing Administration, or FHA, a unit of the Department of Housing and Urban Development, or HUD; insurance companies; pension funds; endowments; financial services companies and other institutions who wish to provide debt financing for our assets.

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

We have implemented what we believe to be an innovative and unique marketing and branding strategy at each multifamily community that we own by implementing the PAC Concierge, PAC Rewards and PAC Partners programs. We intend to implement this same marketing and branding strategy at each multifamily community we acquire.

Our PAC Concierge Program is a complimentary service for residents designed to offer them the type of personal concierge services that one might expect at a high end resort. The concierge services are provided by a professionally trained third party team and is available to our residents 24/7 by telephone, email or web access through our unique resident web portal. Our PAC Rewards program, once communities are enrolled in the program, allows residents to accumulate and redeem reward points for services and upgrades. Residents may accumulate Preferred Rewards, for example, when they sign their lease, pay their rent online, renew their leases, or when a resident's referral signs a new lease. Our PAC Partners program establishes reciprocal relationships between a Preferred Apartment Community and neighborhood businesses to provide our residents with benefits such as discounts, perks and other incentives as an enticement to frequent those businesses and to support the local community.

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

In the course of acquiring and owning real estate assets, we engage an independent environmental consulting firm to perform a level 1 environmental assessment (and if appropriate, a level 2 assessment) to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2015, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

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

Similarly, competition for tenants and acquisition of existing centers in the grocery-anchored shopping center sector in our target markets is considerable, consisting of public and private companies, high net worth individuals and family offices. In addition, a significant competitor in this sector are some of the grocery anchors themselves as they acquire land and build their own stores or acquire the entire center where they are the anchor. We are faced with the challenge of maintaining high occupancy rates with a financially stable tenant base. In order to attract quality prospective tenants and retain current tenants upon expiration of their leases, we focus on improving the design and visibility of our centers, building strong relationships with our tenants, and reducing excess operating costs and increasing tenant satisfaction through proactive asset and property management. We target acquisitions in markets with solid surrounding demographics, quality underlying real estate locations, and centers where our asset management approach can provide an environment conducive to creating sales productivity for our tenants.

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

Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Currently, we do not have any agreements or letters of intent in place for any debt financing sources other than our Revolving Credit Facility and our Term Loan. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Debt or equity financing may not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our Follow-On Series A Offering, offerings through our Shelf Registration Statement, or other offerings), the interests of our existing stockholders could be diluted.

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

As we acquire multifamily properties and other real estate assets, we will incur substantial costs to perform due diligence tasks and other costs connected with acquiring these assets. Pursuant to accounting principles generally accepted in the United States of America, or GAAP, regardless of the source of funds to pay acquisition costs, these acquisition costs are accounted for as deductions from total cash provided by operating activities to determine net cash provided by operating activities. The net effect of this could cause our dividend distributions to exceed our net cash provided by operating activities and could have a detrimental effect on our stock price and the value of our stockholders' investments.
We have paid distributions from sources other than from net cash provided by operating activities. If we do not generate sufficient net cash provided by operating activities and other sources, such as from borrowings, the sale of additional securities, advances from our Manager, our Manager's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from any offering of our securities. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time, except for distributions on our Preferred Stock, which would require approval by a supermajority vote of our Common Stockholders. Distributions made from offering proceeds may be a return of capital to stockholders, from which we will have already paid offering expenses in connection with the related offering. We have not established any limit on the amount of proceeds from our securities offerings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Additionally, as a public company, we are subject to ongoing reporting requirements under the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire and investments we make in real estate-related assets. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the investment. As a result, we may be unable to acquire certain properties or real estate-related assets that otherwise would be a suitable investment. We could suffer delays in our investment acquisitions due to these reporting requirements.
Furthermore, if we acquire properties prior to, during, or upon completion of construction, it will typically take several months following completion of construction to rent available space. Therefore, our stockholders could experience delays in the receipt of distributions attributable to those particular properties.

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

Upon the sale of any individual property, holders of our Preferred Stock do not have a priority over holders of our Common Stock regarding return of capital.

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

Our Manager has a special limited partnership interest in our Operating Partnership entitling it to distributions from our Operating Partnership equal to 15% of any net sale proceeds from an asset (which equals the proceeds actually received by us from the sale of such asset after paying off outstanding debt related to the sold asset and paying any seller related closing costs, including any fees paid to our Manager in connection with the sale of the asset remaining after the payment of (i) the capital allocable to the sold asset, (ii) a 7% priority annual return on such capital and expenses, and (iii) payment of all contingent fees; provided, however, that all accrued and unpaid dividends on our Preferred Stock have been paid in full. This distribution with respect to the special limited partnership interest is payable upon the sale of an asset even if our stockholders have not received a return of their capital, but only after the holders of our Preferred Stock have received payment in full of all accrued and unpaid dividends on our Preferred Stock. There is no clawback for distributions with respect to the special limited partnership interest except in limited circumstances. As a result, distributions with respect to the special limited partnership interest may be payable upon the sale of an asset even if our stockholders have not received a return of their entire investment in the Company, provided that any accrued but unpaid dividends have been paid to holders of Preferred Stock.

Our stockholders' percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Common Stock.

We may make redemption payments under the terms of the Series A Preferred Stock in shares of our Common Stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issuable upon such redemption payments could adversely affect the prevailing market prices of shares of our Common Stock. The issuance of Common Stock upon such redemption payments or from the exercise of outstanding Warrants also may have the effect of reducing our net income per share or increasing our net loss per share. In addition, the existence of Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Common Stock.

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

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue common stock, convertible debt, preferred stock or warrants pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Stockholders who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, our stockholders also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, their shares of our Common Stock or Preferred Stock.

Our internal control over financial reporting may not be effective, which could adversely affect our reputation, results of operations and stock price.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include the possibility of human error, inadequacy or circumvention of internal controls and fraud. If we do not attain and maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, and our reputation, results of operations and stock price could be materially adversely affected.

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

There is no public market for our Preferred Stock or Warrants, and we currently have no plan to list these securities on a securities exchange or to include these shares for quotation on any national securities market. We cannot assure our stockholders as to the liquidity of any trading market that may develop for our Preferred Stock or Warrants. Additionally, our charter contains restrictions on the ownership and transfer of our securities, and these restrictions may inhibit the ability to sell the Preferred Stock or Warrants promptly or at all. Furthermore, the Warrants will expire four years from the date of issuance. If a holder is able to sell the Preferred Stock or Warrants, they may only be able to sell them at a substantial discount from the price paid. Accordingly, our stockholders may be required to bear the financial risk of their investment in the shares of Preferred Stock indefinitely.

We will be required to terminate the Follow-On Series A Offering if our Common Stock is no longer listed on the NYSE or another national securities exchange.

The Preferred Stock is a "covered security" under the Securities Act and therefore is not subject to registration in the various states in which it may be sold due to its seniority to our Common Stock, which is listed on the NYSE exchange. If our Common Stock is no longer listed on the NYSE or another appropriate exchange, we will be required to register the offering of our Units in any state in which we subsequently offer the Units. This would require the termination of the Unit offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to purchase additional properties and limit the diversification of our portfolio.

The Warrants are not "covered securities" under the Securities Act. The Warrants are subject to state registration in those states that do not have any exemption for securities convertible into a listed security and the offering must be declared effective in order to sell the Warrants in these states.

Our ability to redeem shares of Preferred Stock for cash may be limited by Maryland law.

Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed its total liabilities (the balance sheet solvency test). The Company may redeem its shares of Preferred Stock in its choice of either cash or Common Stock. If the Company is insolvent at any time when a redemption of shares of Preferred Stock is required to be made, the Company may not be able to effect such redemption for cash.

The Preferred Stock is a senior security, and ranks prior to our Common Stock with respect to dividends and payments upon liquidation.

The rights of the holders of shares of our Preferred Stock rank senior to the rights of the holders of shares of our Common Stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Common Stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Preferred Stock are entitled to receive a liquidation preference of $1,000 per share, or the Stated Value, plus all accrued but unpaid dividends, prior and in preference to any distribution to the holders of shares of our Common Stock or any other class of our equity securities.

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

We will be able to call our shares of Preferred Stock for redemption under certain circumstances without our stockholders' consent.

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

We are an externally advised REIT, which means that our Manager provides our management team and support personnel and administers our day-to-day business operations. We are dependent on our Manager and its affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Our Manager will make all decisions with respect to the management of our Company, subject to the oversight of our board of directors. Our Manager will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our investments to conduct its operations, as well as a line of credit we extended to our manager that is secured by fees we owe them. Any adverse changes in the financial condition of, or our relationship with our Manager or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Manager. In particular, we depend on the skills and expertise of John A. Williams and Dan Dupree, the director of our investment strategies. Neither we nor our Manager have an employment agreement with any of our or its key personnel, including Mr. Williams, Mr. Silverstein and Mr. Dupree, and we cannot guarantee that all, or any, of such personnel, will remain affiliated with us or our Manager. If any of our key personnel were to cease their affiliation with our Manager, our operating results could suffer. Our Manager maintains key person life insurance that would provide us with proceeds in the event of the death or disability of Mr. Silverstein.

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

Our Manager and its affiliates and third parties will perform services for us in connection with, among other things, the offer and sale of our securities, including the performance of legal, accounting and financial reporting in connection therewith, the selection and acquisition of our investments; the management and leasing of our properties; the servicing of our mortgage, bridge, real estate or other loans; the administration of our other investments and the disposition of our assets. They will be paid substantial fees and cost reimbursements for these services. These fees and reimbursements will reduce the amount of cash available for investment or distributions to our stockholders.

If our Manager or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our Manager and/or its affiliates has agreed, and may agree in the future to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our Manager and/or its affiliates choose to no longer waive or defer such fees, compensation and incentives or to cease paying general administrative expenses or supplementing stockholder returns, our results of operations will be lower than in previous periods and our stockholders' return on their investment in our Company could be negatively affected.

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

Risks Related to Investments in Real Estate

Our real estate-related investments will be subject to the risks typically associated with real estate, which may have a material effect on our stockholders' investment.

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

We may elect to acquire properties which require rehabilitation. In particular, we have acquired, and may continue to acquire, “affordable” properties that we will rehabilitate and convert to market rate properties. Consequently, we may retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor's ability to control the rehabilitation costs, the timing of completion of rehabilitation, and a contractor's ability to build and rehabilitate in conformity with plans and specifications.

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

We may rely significantly on repayment guarantors of our real estate loan investments and, therefore, could be subject to credit concentration that makes us more susceptible to adverse events with respect to such guarantors.

The repayment of amounts owed to us under certain of our real estate loan investments may be partially guaranteed by the principals of the borrowers. If it were necessary to enforce a guaranty of completion or a guaranty of repayment, our rights under such enforcement are limited by rights held by the senior lender pursuant to intercreditor agreements we have in place. Therefore, the failure to perform by the borrowers and such guarantors is likely to have a material adverse effect on our results of operations and financial condition.

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant carrying values of which are as follows as of December 31, 2015:

	Carrying value of real estate assets and real estate related loans, in millions:	Percentage

Georgia	$235.4	19.8%
Texas	316.2	26.5%
Tennessee	181.1	15.2%
Virginia	59.7	5.0%
Kansas	46.4	3.9%
Florida	199.0	16.7%
Pennsylvania	40.3	3.4%
North Carolina	55.2	4.6%
California	37.1	3.1%
South Carolina	15.1	1.3%
Mississippi	5.8	0.5%

Total	$1,191.3	100.0%

Any economic downturn or other adverse condition in one or more of these states, or in any other state in which we may have a significant concentration in the future, could result in a material reduction of our cash flows or material losses to us.

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

As of December 31, 2015, we had outstanding debt of approximately $745.0 million. This indebtedness could have important consequences, including:

•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.

The mortgages on our properties subject to secured debt, our Revolving Credit Facility and our Term Loan contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants, including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.

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

Our governing documents do not have limitations on the amount of leverage we may use. As of December 31, 2015, we and our subsidiaries had outstanding approximately $745.0 million of indebtedness. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends due to debt covenant restrictions and/or resulting lower amounts of cash from operating activities. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to the Preferred Stock and our Common Stock if we incur additional indebtedness.

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

Fannie Mae, Freddie Mac and HUD/FHA are major sources of financing for the multifamily sector and both have historically experienced losses due to credit-related expenses, securities impairments and fair value losses. If new U.S. government regulations (i) heighten these agencies' underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from these agencies could jeopardize the effectiveness of the multifamily sector's available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets.

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
Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. The Company utilizes loan programs sponsored by these entities as a key source of capital to finance its growth and its operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. In June 2013, a bipartisan group of senators proposed an overhaul of the housing finance system which would wind down Fannie Mae and Freddie Mac within five years; in August 2013, President Obama announced his support for this legislation. This legislation was ultimately abandoned. Any decision or action by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate and, as a result, may adversely affect the Company and its growth and operations.
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

Risks Related to Our Real Estate-Related Investments

Our investments in, or originations of, senior debt or subordinate debt and our investments in membership or partnership interests in entities that own real estate assets will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

We may invest in, or originate, senior debt or subordinate debt and invest in membership or partnership interests in entities that own real estate assets. These investments will involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities may not be collateralized and also may be subordinated to the entity's other obligations. We are likely to invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments also will subject us to the risks inherent with real estate investments referred to previously, including the risks described with respect to multifamily and retail properties and other real estate-related investments and similar risks, including:

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

Our real estate loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

We may originate (in connection with a forward purchase or option to purchase contract or otherwise) or acquire real estate loans in entities that own or are developing multifamily properties or other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our real estate loan. If a borrower defaults on our real estate loan or debt senior to our loan, or in the event of a borrower bankruptcy, our real estate loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some real estate loans. As a result, we may not recover some or all of our initial expenditure. Our real estate loans partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, subordinate loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our real estate loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

A multifamily property's income and value may be adversely affected by international, national and regional economic conditions. Currently, the U.S. real estate market is enjoying a relatively strong market with generally positive conditions in most sectors.  International markets are experiencing increased levels of volatility due to a combination of many factors, including decreased economic growth, especially in China, limited access to credit markets, tremendous volatility in the equity markets both domestically and internationally. If such conditions persist, the real estate industry may experience a significant decline in business caused by a reduction in overall renters. The current economy and improved unemployment rates also may also deterioriate due to these and other economic factors.  If the economy domestically or abroad does experience a meaningful downturn it could have an adverse effect on our operations if they cause the residents occupying the multifamily properties we acquire to cease making rent payments to us.

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

We cannot predict if the current strength in the multifamily real estate market will continue. Therefore, to the extent that there are adverse economic conditions in the multifamily market, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to our stockholders.

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

Risks Related to our Retail Investments

Downturns in the retail industry likely will have a direct adverse impact on our grocery-anchored revenues and cash flow.

Our retail properties currently owned and planned for acquisition consist primarily of grocery-anchored shopping centers. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:

•
weakness in the national, regional and local economies, and declines in consumer confidence which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

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

We face competition from similar retail centers and other types of shopping venues within our market areas that may affect our ability to renew leases or re-let space as leases expire at our grocery-anchored shopping centers. Certain national retail chain bankruptcies and resulting store closings/lease disaffirmations have generally resulted in increased available retail space which, in turn, has resulted in increased competitive pressure to renew retail tenant leases upon expiration and to find new retail tenants for vacant space at such properties. In addition, any new competitive retail properties that are developed within the market areas of our existing grocery-anchored shopping centers may result in increased competition for customer traffic and creditworthy retail tenants. Increased competition for retail tenants may require us to make tenant and/or capital improvements to retail properties beyond those that we would otherwise have planned to make. Any unbudgeted tenant and/or capital improvements we undertake may reduce cash that would otherwise be available for distributions to our stockholders. Ultimately, if we are unable to renew leases or re-let space as retail leases expire or renew or re-let such spaces at lower rental rates, our business and operations could be negatively impacted.

Loss of revenues from significant retail tenants could reduce distributions to our stockholders.

For our currently owned and planned acquisitions of grocery-anchored shopping centers, we derive or will derive significant revenues from anchor tenants such as Publix, Kroger, Tom Thumb, The Fresh Market and Bi-Lo.

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

We elected to be taxed as a REIT, commencing with our tax year ended December 31, 2011. A REIT generally is not taxed at the corporate level on income and gains it distributes to its stockholders on a timely basis.

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

Although we intend to operate in a manner intended to qualify as a REIT, it is possible that we may inadvertently terminate our REIT election or that future economic, market, legal, tax or other considerations may cause our board of directors to determine to revoke our REIT election. Even if we qualify as a REIT, we expect to incur some taxes, such as state and local taxes, taxes imposed on certain subsidiaries and potential U.S. federal excise taxes.

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

The failure of a subordinate loan to qualify as a real estate asset could adversely affect our ability to maintain our qualification as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may originate (in connection with a forward purchase or option to purchase contract) or acquire subordinate loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a subordinate loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any subordinate loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

Furthermore, if we participate in any appreciation in value of real property securing a mortgage loan and the IRS characterizes such “shared appreciation mortgage” as equity rather than debt, for example, because of a large interest in cash flow of the borrower, we may be required to recognize income, gains and other items with respect to the real property for U.S. federal income tax purposes. This could affect our ability to maintain our qualification as a REIT.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2015, we were the sole owner of the following 19 multifamily communities, which comprise our multifamily segment:

Property		Metropolitan area	Year construction completed	Number of Units	Average Unit Size (sq. ft.)

Summit Crossing	(1)	Atlanta, GA	2007	485	1,053
Trail Creek	(1)	Hampton, VA	2007	300	1,084
Stone Rise		Philadelphia, PA	2008	216	1,079
McNeil Ranch		Austin, TX	1999	192	1,071
Ashford Park		Atlanta, GA	1992	408	1,008
Lake Cameron		Raleigh, NC	1997	328	940
Enclave at Vista Ridge		Dallas, TX	2003	300	1,079
Sandstone Creek		Kansas City, KS	2000	364	1,135
Stoneridge Farms		Nashville, TN	2002	364	1,153
Vineyards		Houston, TX	2003	369	1,122
Aster at Lely Resort		Naples, FL	2015	308	979
CityPark View		Charlotte, NC	2014	284	948
Avenues at Cypress		Houston, TX	2014	240	1,166
Venue at Lakewood Ranch		Sarasota, FL	2015	237	1,001
Avenues at Creekside		San Antonio, TX	2014	395	974
Citi Lakes		Orlando, FL	2014	346	984
Avenues at Northpointe		Houston, TX	2013	280	1,154
Lenox Portfolio		Nashville, TN	(2)	474	886
Stone Creek		Houston, TX	2009	246	852

				6,136
(1) Second phases of our Summit Crossing (140 units) and Trail Creek (96 units) communities were completed in 2013 and 2012, respectively. The combined first and second phases of each are managed as single properties.

(2) The Lenox Portfolio consists of three properties, two of which were completed in 2009 (291 units) and the third in 2015 (183 units).

Our communities are equipped with an array of amenities believed to be sufficient to position Preferred Apartment Communities as attractive residential rental options within each local market. Such amenities can include, but are not limited to, one or more swimming pools, a clubhouse with a business center, tennis courts and laundry facilities. Unit-specific amenities can include high-end appliances, tile kitchen backsplashes, washer and dryers or washer and dryer hookups and ceiling fans. Resident lease terms are generally twelve months in duration.
At December 31, 2015, we were the sole owner of the following 14 grocery-anchored shopping centers, which comprise our retail segment:

Property name	Metropolitan area	Year built	GLA (1)		Percent leased (2)	Anchor tenant

Woodstock Crossing	Atlanta, GA	1994	66,122		92.6%	Kroger
Parkway Town Centre	Nashville, TN	2005	65,587		89.7%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570		100.0%	Publix
Barclay Crossing	Tampa, FL	1998	54,958		100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966		95.5%	Publix
Kingwood Glen	Houston, TX	1998	103,397		100.0%	Kroger
Parkway Centre	Columbus, GA	1999	53,088		86.8%	Publix
Powder Springs	Atlanta, GA	1999	77,853		92.8%	Publix
Sweetgrass Corner	Charleston, SC	1999	89,124		96.2%	Bi-Lo
Salem Cove	Nashville, TN	2010	62,356		97.8%	Publix
Independence Square	Dallas, TX	1977	140,218		94.6%	Tom Thumb
Royal Lakes Marketplace	Atlanta, GA	2008	119,493		84.4%	Kroger
Summit Point	Atlanta, GA	2004	111,970		84.4%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095		98.6%	The Fresh Market

			1,278,797	(3)
(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) Percent leased represents the percentage of GLA that is leased, including lease agreements that have been fully executed but which have not yet commenced.
(3) Excludes approximately 47,600 square feet of ground floor retail GLA in the Lenox Portfolio.
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
Our grocery anchor tenants comprised 51.5% of our portfolio GLA at December 31, 2015. Our small in-line tenants represent general retail, consumer services, healthcare providers, and restaurants; none of our small in-line tenants individually constitute more than 2.0% of our portfolio GLA as of December 31, 2015. The following table summarizes our grocery anchor tenants by GLA as of December 31, 2015:

Tenant	GLA	% of GLA within retail portfolio
Publix	348,332	27.2%
Kroger	186,436	14.6%
Bi-Lo	59,824	4.7%
Tom Thumb	43,600	3.4%
The Fresh Market	20,400	1.6%

	658,592	51.5%

The following table summarizes contractual lease expirations for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	Total retail portfolio
	Number of leases	Leased GLA	Percent of leased GLA

Month to month	4	6,714	0.6%
2016	32	69,714	5.8%
2017	48	92,522	7.7%
2018	34	63,741	5.3%
2019	24	249,523	20.8%
2020	30	127,408	10.6%
2021	10	22,960	1.9%
2022	2	3,239	0.3%
2023	2	12,300	1.0%
2024+	21	552,313	46.0%

	207	1,200,434
Details regarding the mortgage debt on our properties may be found in the consolidated financial statements within this Annual Report on Form 10-K.

Our corporate headquarters is located at 3284 Northside Parkway NW, Suite 150, Atlanta, Georgia 30327.

Item 3.	Legal Proceedings

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

Market Information

Our Common Stock (symbol "APTS") was traded on the NYSE MKT (formerly known as the NYSE Amex) until July 17, 2015, when it began trading on the New York Stock Exchange. The following table sets forth the historical quarterly price data pertaining to our Common Stock, and per-share dividend distributions declared on our Common Stock for 2014 and 2015:

Quarter ended:	High	Low	Close	Dividends
3/31/2014	$8.30	$7.86	$8.06	$0.16
6/30/2014	$9.19	$8.00	$8.87	$0.16
9/30/2014	$9.10	$8.32	$8.32	$0.16
12/31/2014	$9.17	$8.23	$9.10	$0.175

Quarter ended:	High	Low	Close	Dividends
3/31/2015	$11.03	$9.21	$10.82	$0.175
6/30/2015	$11.60	$9.95	$9.95	$0.18
9/30/2015	$11.70	$9.82	$10.88	$0.18
12/31/2015	$13.66	$10.43	$13.08	$0.1925

As of December 31, 2015, there were approximately 12,900 holders of record of our Common Stock. This total excludes an unknown number of holders of 1,930,651 shares of Common Stock in street name at non-responding brokerage firms.

Dividends

We have declared and subsequently paid cash dividends on shares of our Common Stock for each quarter since our IPO in 2011. Since we have elected to be taxed as a REIT effective with our tax year ended December 31, 2011, we are required to, and intend to, distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to maintain such status. Dividends are declared with the action and approval of our board of directors and any future distributions are made at our board of director's discretion. Our dividend paying capacity is primarily dependent upon cash generated from our multifamily communities, interest income on our real estate loans and cash needs for capital expenditures, both foreseen and unforeseen, among other factors. Risks inherent in our ability to pay dividends are further described in the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Equity Compensation Plan

The following table sets forth information as of December 31, 2015 regarding our equity compensation plans and our Common Stock authorized for issuance under the plans.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	(1)	276,560	(2)	N/A	1,544,847
Equity compensation plans not approved by stockholders		—		N/A	—
Total		276,560		N/A	1,544,847

(1)
Includes our 2011 Stock Incentive Plan, as amended, or the 2011 Plan, that authorized a maximum of 2,617,500 shares of our Common Stock for issue under the 2011 Plan. Awards may be made in the form of issuances of Common Stock, restricted stock, stock appreciation rights, performance shares, incentive stock options, non-qualified stock options, or other forms. Eligibility criteria, amounts and all terms governing awards pursuant to the 2011 Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by our the compensation committee of our board of directors.

(2)
Represents 276,560 Class A Units of our Operating Partnership, or Class A Units, which are exchangeable for shares of our Common Stock on a one-for-one basis, or cash, as elected by our Operating Partnership.

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

	Value of initial investment on:
	4/1/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
APTS Common Stock	$1,000	$863	$951	$1,167	$1,790
MSCI U. S. REIT Index	$1,000	$1,201	$1,231	$1,605	$1,753
S&P Small Cap 600 Index	$1,000	$1,064	$1,485	$1,551	$1,499

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended 2015.

Use of Proceeds from Sales of Registered Securities

Effective January 1, 2014, we amended our investment guidelines to increase our maximum investment in other real estate related investments, such as grocery-anchored shopping centers from 10% to 20%. Certain proceeds from our Registration Statement (File No. 333-176604), our Follow-On Series A Registration Statement (File No. 333-183355) and our Shelf Registration Statement (File No. 333-188677) have been invested in such grocery-anchored shopping centers.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Twelve months ended December 31,
	2015	2014	2013	2012	2011
Total revenues	$109,305,512	$56,536,370	$32,133,491	$12,491,235	$7,150,703

Net (loss) income	$(2,425,989)	$2,127,203	$(4,205,492)	$(146,630)	$(8,495,424)

Net loss per share of Common Stock
available to common stockholders,
basic and diluted	$(0.95)	$(0.31)	$(1.59)	$(0.12)	$(2.23)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	22,182,971	17,399,147	9,456,228	5,172,260	3,822,303

Cash dividends declared per share of Common Stock	$0.7275	$0.655	$0.605	$0.545	$0.375

Total assets	$1,295,529,033	$691,382,907	$340,119,848	$122,826,243	$91,913,880

Long term debt	$696,945,291	$354,418,668	$140,516,000	$55,637,000	$55,637,000
Revolving credit facility	34,500,000	$24,500,000	$29,390,000	$14,801,197	$—

Total liabilities	770,075,243	$399,801,033	$174,067,129	$72,768,668	$57,295,979

Preferred Stock (par value outstanding)	$4,830	$1,928	$893	$198	$—

Total equity (deficit)	$525,453,790	$291,581,874	$166,052,719	$50,057,575	$34,617,901

Cash flows provided by (used in):
Operating activities	$35,221,423	$15,436,062	$8,686,070	$4,178,941	$527,960
Investing activities	$(533,510,211)	$(356,423,742)	$(137,725,734)	$(32,536,608)	$(93,684,911)
Financing activities	$497,615,123	$334,920,519	$135,246,586	$26,783,156	$97,682,696

Funds from operations (1)	$16,701,905	$10,967,373	$(33,080)	$2,957,754	$(285,545)
Normalized funds from operations (1)	$25,952,326	$18,373,674	$9,128,980	$2,960,259	$1,593,131
Adjusted funds from operations (1)	$21,783,083	$14,771,490	$7,809,761	$3,415,973	$1,861,519

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During 2015, we acquired nine multifamily communities located in the Orlando, Nashville, San Antonio, Charlotte, Naples, Sarasota and Houston markets, representing an aggregate of 2,810 units, and with approximately 47,600 square feet of gross leasable area of ground level retail space, for an aggregate purchase price of approximately $431.6 million. We now own 19 multifamily communities with an aggregate of 6,136 units, with an additional potential 19 multifamily communities and 4,708 units under construction through our real estate loan program. There can be no assurance that these acquisitions will occur.

During 2015, we acquired four grocery-anchored shopping centers with an approximate aggregate 585,000 square feet of gross leasable area located in the Atlanta, Dallas, and Chattanooga markets for an aggregate purchase price of approximately $88.0 million.

In connection with these retail acquisitions, our current strategy is to aggregate a critical mass of grocery-anchored shopping center assets within New Market Properties, LLC, a wholly owned subsidiary of our operating partnership, after which we expect to spin off, sell or distribute New Market Properties, LLC, potentially as an independent, publicly traded REIT as soon as we believe it has reached sufficient scale and market conditions warrant. Moreover, there is an expectation that we will continue to own an investment in New Market Properties, LLC following such spin off, sale or distribution. There can be no assurance that any such spin off, sale or distribution will ever occur.

As of December 31, 2015, we had cumulatively issued 486,182 Units and collected net proceeds of approximately $438.6 million from our Primary Series A Offering and our Follow-On Offering.

During the twelve-month period ended December 31, 2015, we issued approximately 548,000 shares of Common Stock pursuant to our at the market offering, or ATM Offering, through MLV & Co. LLC as our sales agent under our Shelf Registration Statement and collected net proceeds of approximately $5.4 million. In addition, during this same period, we issued 582,460 shares of Common Stock upon the exercise of Warrants issued in our Primary Series A Offering and our Follow-On Offering and collected net proceeds of approximately $6.2 million.

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1A of this Annual Report on Form 10-K for the year ended December 31, 2015 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make bridge and real estate loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or real estate loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our assets in other real estate related investments such as grocery-anchored shopping centers, senior mortgage loans, subordinate loans or real estate related investment loans secured by interests in grocery-anchored shopping centers, membership or partnership interests in grocery-anchored shopping centers and other grocery-anchored shopping center related assets as determined by our Manager as appropriate for us.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 98.8% interest as of December 31, 2015. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored shopping centers.

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue in 2016, with continued job growth and a sporadic but improving longer term trend in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions in the multifamily sector.  If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to improve on measurably.  The pipeline of new multifamily construction, although increasing, has been relatively measured in most of our markets. Nationally, new multifamily construction is currently around or slightly above average historical levels in most markets.  Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to improved absorption levels in our markets, which in most markets has offset or exceeded the new supply coming online.  The absorption rate has led to generally stable occupancy rates with increasing rental rates in most of our markets.  We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain increases in multifamily supply.

We believe that the grocery-anchored retail sector benefits from many of the same improving metrics as the multifamily sector, namely an improving economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that improving macroeconomic conditions, albeit slow, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored retail shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers that are all generally located in Sun Belt markets are well-positioned to have solid operating fundamentals.
Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity capital markets and debt capital markets have generally continued to view the U.S. multifamily sector as a desirable investment despite recent volatility.
We believe the combination of continued high construction mortgage underwriting standards, a less favorable regulatory environment for commercial real estate lending and continued hesitance and reluctance among many prospective homebuyers to believe the net benefits of home ownership are greater than the flexibility offered through renting will continue to work in the existing multifamily sector's favor. This should result in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.  We also believe there will be a continued increase in demand for multifamily rental housing due to the ongoing entry of the domestic echo-boomer generation, the sons and daughters of the baby-boom generation, into the workforce, resulting in an increase in demand for rental housing. Finally, we believe any sustained decline in the homeownership rate in the United States would also result in increased demand for multifamily rental housing.

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

Impairment of Loans and Notes Receivable. We monitor the progress of underlying real estate development projects which are partially financed by our real estate loans and certain of our notes receivable. Draws of interest included in these loans and notes are monitored versus the budgeted amounts, and the progress of projects are monitored versus the estimates in the project timeline. Changes in circumstances could indicate that the carrying amounts of our loans and notes receivable may not be recoverable or realized. Assessments are made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result of the loan is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Fair market value is determined based on a discounted cash flow analysis and is substantiated by an independent appraisal if necessary. This analysis requires us to use future estimates of progress of a project versus its budget, local and national economic conditions and discount rates. The use of different assumptions would result in variations of the values of the loans and notes which could impact the amount of our net income and our assets on our consolidated balance sheets.

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

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan using the effective interest method. Direct loan origination fees are amortized over the life of the loan as an adjustment to interest income. We stop accruing interest on loans when circumstances indicate that it is probable that the ultimate collection of all principal and interest due according to the loan agreement will not be realized, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. This new guidance specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will be required to consolidate the limited partnership. ASU 2015-02 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The adoption of ASU 2015-02 will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance but does not expected its adoption to materially impact the Company’s consolidated financial statements.

Results of Operations

Overview

We commenced business operations in April of 2011 with our initial public offering of Common Stock. Our portfolio of real estate assets, as of December 31, 2015, consisted of 19 wholly-owned multifamily communities totaling 6,136 units; 14 grocery-anchored shopping centers with an aggregate of approximately 1,279,000 square feet of gross leasable area; 20 real estate construction loans and three bridge and other loans that are partially supporting or financing the construction of 13 multifamily communities, six student housing communities and two grocery-anchored shopping centers. The total aggregate amount of our real estate loan commitments was approximately $282.4 million at December 31, 2015.

We recorded net losses attributable to common stockholders of approximately $21.2 million, $5.3 million, and $15.0 million for the twelve-month periods ended December 31, 2015, 2014, and 2013, respectively. These results reflect the incurrence of approximately $9.2 million, $7.2 million, and $1.5 million of acquisition costs and fees for these respective periods.

The highlights of our fourth quarter and full year 2015 operating results included:

•
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, or NFFO, was $7,719,495, or $0.34 per share for the fourth quarter 2015, an increase of 21.4% on a per share basis from our NFFO result of $5,678,358, or $0.28 per share for the fourth quarter 2014. For the full year 2015, NFFO was $25,952,326, or $1.16 per share, an increase of 10.5% on a per share basis from our NFFO result of $18,373,674, or $1.05 per share for the year 2014.

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $5,285,545, or $0.23 per share for the fourth quarter 2015, compared to our AFFO result of $4,412,745, or $0.22 per share for the fourth quarter 2014. For the full year 2015, AFFO was $21,783,083, or $0.97 per share, an increase of 15.5% on a per share basis from our AFFO result of $14,771,490, or $0.84 per share for the year 2014. AFFO is calculated after deductions for all preferred dividends.

•
As of December 31, 2015, our total assets were approximately $1.3 billion, an increase of approximately $604.1 million, or 87.4% compared to our total assets of approximately $691.4 million at December 31, 2014.

•
Total revenues for the fourth quarter 2015 were approximately $33.9 million, an increase of approximately $13.9 million, or 69.2%, compared to approximately $20.0 million for the fourth quarter 2014. Total revenues for the full year 2015 were approximately $109.3 million, an increase of approximately $52.8 million, or 93.3%, compared to approximately $56.5 million for the full year 2014.

•
Cash flow from operations for the fourth quarter 2015 was approximately $7.0 million, an increase of approximately $1.6 million, or 29.3%, compared to approximately $5.4 million for the fourth quarter 2014. Cash flow from operations for the full year 2015 was approximately $35.2 million, an increase of approximately $19.8 million, or 128.2%, compared to approximately $15.4 million for the full year 2014.

•
Our Common Stock dividend of $0.1925 per share for the fourth quarter 2015 represents a growth rate of 10.0% from our fourth quarter 2014 dividend of $0.175 per share and a growth rate of approximately 12.1% on an annualized basis since June 30, 2011, the first quarter end following our initial public offering in April 2011.

•	At December 31, 2015, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 55.2%.

•	For the fourth quarter 2015, our average occupancy was 94.7%. As of December 31, 2015, our retail portfolio was 93.9% leased.

•
For the year 2015, our NFFO payout ratio to our Common Stockholders and Unitholders was approximately 63.2% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 75.3%. (2)

•
For the year 2015, our NFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 42.0% and our AFFO payout ratio (before the deduction of preferred dividends) to our Preferred Stockholders was approximately 46.3%. (2)

•
During the year 2015, we originated 8 real estate loans and two member loans, and converted five bridge loans to real estate loans of up to approximately $171.2 million to partially finance the construction of, or in support of, seven planned multifamily communities, three student housing communities, and two retail shopping centers.

•
With the closing of the acquisitions referenced above, we owned as of December 31, 2015, 19 multifamily communities consisting of an aggregate of 6,136 units and 14 grocery-anchored shopping centers comprising an aggregate of 1,278,797 square feet of gross leasable area. Upon completion of all the projects partially financed by our real estate loan portfolio and if we were to acquire all the underlying properties, we would own 19 additional multifamily communities, comprising an aggregate of 4,708 additional units, and including including six student housing communities with 4,010 beds and one additional grocery-anchored shopping center.

•
To date in the first quarter 2016, we have acquired three multifamily communities located in each of Orlando and Tampa, Florida, and Atlanta, Georgia, comprising an aggregate of 1,164 units and a grocery-anchored shopping center located in the Atlanta, Georgia market, comprising approximately 75,000 square feet of gross leasable area.

(1) “Per share” refers to per basic weighted average share of Common Stock and Class A Unit outstanding for the periods indicated. See Definitions of Non-GAAP and Other Measures later within this "Results of Operations" section.

(2) We calculate the NFFO and AFFO payout ratios to Common Stockholders and Unitholders as the ratio of Common Stock dividends and distributions to Unitholders to NFFO or AFFO, respectively. We calculate the NFFO and AFFO payout ratios to Preferred Stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and NFFO or AFFO, respectively. See Definitions of Non-GAAP and Other Measures later within this "Results of Operations" section.

During the year ended December 31, 2015, we acquired the following real estate assets:

Acquisition date	Multifamily communities	Location	Units

12/21/2015	Lenox Portfolio	Nashville, Tennessee	474
11/12/2015	Stone Creek	Houston, Texas	246
9/3/2015	Citi Lakes	Orlando, Florida	346
7/31/2015	Avenues at Creekside	San Antonio, Texas	395
6/30/2015	CityPark View	Charlotte, North Carolina	284
6/24/2015	Aster at Lely	Naples, Florida	308
5/21/2015	Venue at Lakewood Ranch	Sarasota, Florida	237
2/13/2015	Avenues at Cypress	Houston, Texas	240
2/13/2015	Avenues at Northpointe	Houston, Texas	280

			2,810

Acquisition date	Grocery anchored shopping centers	Market	Gross leasable area (square feet)

12/22/2015	Overlook at Hamilton Place	Chattanooga, Tennessee	213,095
10/30/2015	Summit Point	Atlanta, Georgia	111,970
9/4/2015	Royal Lakes Marketplace	Atlanta, Georgia	119,493
7/1/2015	Independence Square	Dallas, Texas	140,218

			584,776

During the twelve months ended December 31, 2015, we originated the following real estate loans and bridge loans:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Current / deferred interest % per annum
		(1)

	Encore		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	$10,958,200	8.5 / 5	(2)
	Encore Capital		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	9,758,200	8.5 / 5	(2)
	Fusion		Irvine, CA	7/1/2015	5/31/2018	5/31/2020	59,052,583	8.5 / 7.5	(2)
	Summit Crossing III	(3,4)	Atlanta, GA	2/27/2015	2/26/2018	2/26/2020	7,246,400	8.5 / 6	(2)
	Overture	(3,5)	Tampa, FL	7/21/2015	7/21/2018	7/21/2020	6,920,000	8.5 / 6	(2)
	Aldridge at Town Village	(3)	Atlanta, GA	1/27/2015	12/27/2017	12/27/2019	10,975,000	8.5 / 6	(2)
	18 Nineteen	(3,6,7)	Lubbock, TX	4/9/2015	4/9/2018	4/9/2020	15,598,352	8.5 / 6	(2)
	Haven South	(3,6,8)	Waco, TX	5/1/2015	5/1/2018	5/1/2019	15,455,668	8.5 / 6	(2)
	Haven Tampa	(6,9)	Tampa, FL	4/17/2015	4/30/2016	—	2,900,000	10 / -
	Bishop Street	(10)	Atlanta, GA	8/31/2015	8/30/2016	—	3,107,012	12 / -
	Dawson Marketplace	(11)	Atlanta, GA	12/16/2015	11/15/2018	11/15/2020	12,857,005	8.5 / 5	(2)
	Wade Green	(12)	Atlanta, GA	11/6/2015	2/5/2016	8/5/2016	6,250,000	8.5 / -
	Hidden River	(13)	Tampa, FL	12/4/2015	12/3/2018	12/3/2020	4,734,960	8.5 / 5	(2)
	Hidden River Capital	(13)	Tampa, FL	12/4/2015	12/4/2018	12/4/2020	5,380,000	8.5 / 5	(2)

							$171,193,380

(1)	All loans are real estate loans pertaining to developments of multifamily communities, except as otherwise indicated.
(2)
Deferred interest becomes due to the Company on the earliest to occur of (i) the maturity date, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing of the loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

(3)	Effective July 1, 2015, the deferred interest rate was increased by 1.0% per annum.
(4)	Real estate loan to partially finance the acquisition of land and predevelopment costs for a third phase adjacent to our Summit Crossing multifamily community.
(5)	Real estate loan to partially finance the acquisition of land and predevelopment costs for a second phase adjacent to the Crosstown Walk multifamily community.
(6)	See note 7 - related party transactions.
(7)	Real estate loan in support of a planned student housing community adjacent to the campus of Texas Tech University.
(8)	Real estate loan in support of a planned student housing community adjacent to the campus of Baylor University.
(9)	Bridge loan in support of a planned student housing community adjacent to the campus of the University of South Florida.
(10)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a multifamily community in Atlanta, Georgia.
(11)	Real estate loan in support of a planned approximate 200,000 square foot retail center in the Atlanta, Georgia market.
(12)	First position loan secured by a grocery-anchored shopping center in the Atlanta, Georgia market.
(13)	Real estate loan and a member loan in support of a planned multifamily community in Tampa, Florida.

Certain real estate loan assets include limited purchase options and either exit fees or additional amounts of accrued interest. Exit fees or accrued interest due will be treated as additional consideration for the acquired project if the Company purchases the subject property. Additional accrued interest becomes due in cash to the Company on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by the Company or one of its affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts.

Twelve Months Ended December 31, 2015 Compared to 2014 and Twelve Months Ended December 31, 2014 Compared to 2013

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the twelve months ended December 31, 2015 versus 2014 and December 31, 2014 versus 2013, as summarized in the tables below:

	Year ended December 31,		Change inc (dec)
	2015	2014	Amount	Percentage
Revenues:
Rental revenues	$69,128,280	$30,762,423	$38,365,857	124.7%
Other property revenues	9,495,522	3,946,222	5,549,300	140.6%
Interest income on loans and notes receivable	23,207,610	18,531,899	4,675,711	25.2%
Interest income from related party	7,474,100	3,295,826	4,178,274	126.8%
Total revenues	109,305,512	56,536,370	52,769,142	93.3%

Operating expenses:
Property operating and maintenance	10,878,872	4,887,903	5,990,969	122.6%
Property salary and benefits reimbursement to related party	5,885,242	2,882,283	3,002,959	104.2%
Property management fees to related parties	3,014,801	1,347,502	1,667,299	123.7%
Real estate taxes	9,934,412	3,587,287	6,347,125	176.9%
General and administrative	2,285,789	1,051,849	1,233,940	117.3%
Equity compensation to directors and executives	2,362,453	1,784,349	578,104	32.4%
Depreciation and amortization	38,096,334	16,328,715	21,767,619	133.3%
Acquisition and pursuit costs	4,186,092	3,518,540	667,552	19.0%
Acquisition fees to related parties	4,967,671	3,714,077	1,253,594	33.8%
Asset management fees to related parties	7,041,226	3,546,987	3,494,239	98.5%
Insurance, professional fees and other	3,568,356	1,903,833	1,664,523	87.4%
Total operating expenses	92,221,248	44,553,325	47,667,923	107.0%
Contingent asset management and general and administrative
expense fees	(1,805,478)	(332,345)	(1,473,133)	443.3%
Net operating expenses	90,415,770	44,220,980	46,194,790	104.5%

Operating income	18,889,742	12,315,390	6,574,352	53.4%
Less interest expense	21,315,731	10,188,187	11,127,544	109.2%

Net (loss) income	$(2,425,989)	$2,127,203	$(4,553,192)	(214.0)%

	Year ended December 31,		Change inc (dec)
	2014	2013	Amount	Percentage
Revenues:
Rental revenues	$30,762,423	$20,165,064	$10,597,359	52.6%
Other property revenues	3,946,222	2,237,759	1,708,463	76.3%
Interest income on loans and notes receivable	18,531,899	9,214,039	9,317,860	101.1%
Interest income from related party	3,295,826	516,629	2,779,197	537.9%
Total revenues	56,536,370	32,133,491	24,402,879	75.9%

Operating expenses:
Property operating and maintenance	4,887,903	3,286,590	1,601,313	48.7%
Property salary and benefits reimbursement to related party	2,882,283	2,186,981	695,302	31.8%
Property management fees to related parties	1,347,502	883,016	464,486	52.6%
Real estate taxes	3,587,287	2,279,109	1,308,178	57.4%
General and administrative	1,051,849	617,433	434,416	70.4%
Equity compensation to directors and executives	1,784,349	1,191,637	592,712	49.7%
Depreciation and amortization	16,328,715	15,250,130	1,078,585	7.1%
Acquisition and pursuit costs	3,518,540	362,113	3,156,427	871.7%
Acquisition fees to related parties	3,714,077	1,167,053	2,547,024	218.2%
Asset management fees to related parties	3,546,987	1,983,999	1,562,988	78.8%
Insurance, professional fees and other	1,903,833	1,038,233	865,600	83.4%
Total operating expenses	44,553,325	30,246,294	14,307,031	47.3%
Contingent asset management and general and administrative
expense fees	(332,345)	—	(332,345)	—%
Net operating expenses	44,220,980	30,246,294	13,974,686	46.2%

Operating income	12,315,390	1,887,197	10,428,193	552.6%
Less interest expense	10,188,187	5,488,352	4,699,835	85.6%
Loss on early extinguishment of debt	—	604,337	(604,337)	—%

Net income (loss)	$2,127,203	$(4,205,492)	$6,332,695	(150.6)%

Rental Revenues

Rental revenue increased due to property acquisitions during 2015 and 2014, as shown in the following table:

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Rental revenues:
Dunbar Portfolio	$12,416,000	32.4%	$4,351,000	41.1%
Houston Portfolio	6,887,000	18.0%	—	—%
Sunbelt Portfolio and other retail assets	7,581,000	19.8%	2,717,000	25.6%
Lakewood Ranch, Aster at Lely, and CityPark View	6,429,000	16.8%	—	—%
Avenues at Creekside and Citi Lakes	3,822,000	10.0%	—	—%
Lenox Portfolio and Stone Creek	601,000	1.5%	—	—%
Trail II and Summit II	—	—%	2,710,000	25.6%
Other	630,000	1.5%	819,000	7.7%

Total	$38,366,000	100.0%	$10,597,000	100.0%

Occupancy rates and rent growth are the primary drivers of increases in rental revenue from owned multifamily communities. We define average occupancy as market rent reduced by vacancy losses. Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increases in other property revenues for the twelve-month period ended December 31, 2015 versus 2014 and 2014 versus 2013 were similarly due to the acquisitions listed above.

Interest income from our real estate loans increased substantially for the twelve-month period ended December 31, 2015 versus 2014, primarily due to the addition of 10 real estate loans and bridge loans since December 31, 2014. We added four real estate loans during the year ended December 31, 2014, net of one which was repaid. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate loans and bridge loans was approximately $239.0 million at December 31, 2015, $153.7 million at December 31, 2014 and $111.6 million at December 31, 2013.

We recorded interest income and other revenue from these instruments as follows:

	Year ended December 31,
	2015	2014	2013
Real estate loans:
Current interest payments	$16,188,752	$10,987,856	$4,711,773
Additional accrued interest	10,809,028	6,940,500	3,288,982
Deferred loan fee revenue	829,969	872,513	343,218
Total real estate loan revenue	27,827,749	18,800,869	8,343,973
Interest income on notes and lines of credit	2,853,961	3,026,856	1,386,695
Interest income on loans and notes receivable	$30,681,710	$21,827,725	$9,730,668
        Property operating and maintenance expense

Expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by acquisitions during 2015 and 2014, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property operating and maintenance:
Dunbar Portfolio	$2,136,000	35.7%	$722,000	45.1%
Sunbelt Portfolio and other retail assets	1,291,000	21.5%	405,000	25.3%
Houston Portfolio	921,000	15.4%	—	—%
Lakewood Ranch, Aster at Lely, and CityPark View	860,000	14.4%	—	—%
Avenues at Creekside and Citi Lakes	575,000	9.6%	—	—%
Lenox Portfolio and Stone Creek	73,000	1.2%	—	—%
Trail II and Summit II	—	—%	301,000	18.8%
Other	135,000	2.2%	173,000	10.8%

Total	$5,991,000	100.0%	$1,601,000	100.0%

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate the acquisitions made during 2015 and 2014, as shown in the following table. The number of employees assigned by our property manager to our 19 multifamily communities at December 31, 2015 is not expected to change materially over the foreseeable future.

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Salary and Benefits Reimbursements:
Dunbar Portfolio	$1,293,000	43.1%	$426,000	61.3%
Houston Portfolio	646,000	21.5%	—	—%
Lakewood Ranch, Aster at Lely, and CityPark View	629,000	20.9%	—	—%
Avenues at Creekside and Citi Lakes	362,000	12.1%	—	—%
Lenox Portfolio and Stone Creek	40,000	1.3%	—	—%
Trail II and Summit II	—	—%	231,000	33.2%
Other	33,000	1.1%	38,000	5.5%

Total	$3,003,000	100.0%	$695,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for retail assets, property management fees are 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. The increases were primarily due to properties acquired during 2015 and 2014, as shown in the following table:

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property management fees:
Dunbar Portfolio	$568,000	34.1%	$182,000	39.2%
Sunbelt Portfolio and other retail assets	395,000	23.7%	126,000	27.2%
Lakewood Ranch, Aster at Lely, and CityPark View	264,000	15.8%	—	—%
Houston Portfolio	175,000	10.5%	—	—%
Avenues at Creekside and Citi Lakes	155,000	9.3%	—	—%
Lenox Portfolio and Stone Creek	9,000	0.5%	—	—%
Other	101,000	6.1%	156,000	33.6%

Total	$1,667,000	100.0%	$464,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions during 2015 and 2014, as shown in the following table:

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Real estate taxes:
Dunbar Portfolio	$2,270,000	35.8%	$619,000	47.3%
Houston Portfolio	1,825,000	28.8%	—	—%
Sunbelt Portfolio and other retail assets	1,015,000	16.0%	316,000	24.2%
Lakewood Ranch, Aster at Lely, and CityPark View	484,000	7.6%	—	—%
Avenues at Creekside and Citi Lakes	406,000	6.4%	—	—%
Lenox Portfolio and Stone Creek	61,000	1.0%	—	—%
Trail II and Summit II	—	—%	208,000	15.9%
Other	286,000	4.4%	165,000	12.6%

Total	$6,347,000	100.0%	$1,308,000	100.0%

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired during 2015 and 2014, as shown in the following table:

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
General and administrative expense:
Taxes, licenses & fees	$325,000	26.3%	$172,000	39.6%
Dunbar Portfolio	222,000	18.0%	115,000	26.5%
Lakewood, Aster Lely, CityPark	185,000	15.0%	—	—%
Houston Portfolio	144,000	11.7%	—	—%
Creekside and Citilakes	124,000	10.0%	—	—%
Trail II and Summit II	—	—%	48,000	11.1%
Sunbelt Portfolio and other retail assets	70,000	5.7%	23,000	5.3%
Lenox Portfolio and Stone Creek	24,000	1.9%	—	—%
Other	140,000	11.4%	76,000	17.5%

	$1,234,000	100.0%	$434,000	100.0%

Equity compensation to directors and executives

Expenses recorded by grant for equity compensation awards were:

	Year ended December 31,
	2015	2014	2013

Quarterly board member committee fee grants	$53,926	$47,864	$46,089
Class B Unit awards:
Executive officers - 2012	—	—	2,580
Executive officers - 2013		2,318	859,901
Executive officers - 2014	3,825	1,433,767	—
Executive officers - 2015	1,984,052
Vice chairman of board of directors	—	—	25,623
Restricted stock grants:
2012	—	—	86,250
2013		85,812	171,194
2014	107,321	214,588	—
2015	213,329	—	—

Total	$2,362,453	$1,784,349	$1,191,637

Depreciation and amortization

The net increase in depreciation and amortization was driven by:

	Depreciation and amortization expense by major acquisition category (rounded to 000s)
	Twelve months ended December 31,
	2015	2014	2013

Lakewood, Aster Lely, CityPark
Depreciation	$3,075,000	$—	$—
Amortization of intangible assets	2,438,000	—	—
Creekside and Citilakes
Depreciation	1,855,000	—	—
Amortization of intangible assets	1,547,000	—	—
Stone Creek and Lenox Portfolio
Depreciation	233,000	—	—
Amortization of intangible assets	218,000	—	—
Dunbar portfolio
Depreciation	7,093,000	2,045,000	—
Amortization of intangible assets	1,485,000	2,079,000	—
Houston portfolio
Depreciation	3,036,000	—	—
Amortization of intangible assets	1,572,000	—	—
Sunbelt Portfolio and other retail assets
Depreciation	3,970,000	1,067,000	—
Amortization of intangible assets	3,156,000	1,063,000	—
Trail II and Summit II
Depreciation	1,492,000	1,430,000	373,000
Amortization of intangible assets	—	839,000	909,000
WMAF Acquisitions (1)
Depreciation	4,138,000	4,845,000	4,505,000
Amortization of intangible assets	—	7,000	6,492,000
Other	2,788,000	2,954,000	2,971,000

Total	$38,096,000	$16,329,000	$15,250,000

(1) The Ashford Park, Lake Cameron, and McNeil Ranch multifamily communities, which were acquired on January 23, 2013 from the Williams Multifamily Acquisition Fund, L.P., a Delaware Limited Partnership, are collectively referred to as the WMAF Acquisitions.

Acquisition and pursuit costs and acquisition fees to related parties

Acquisition and pursuit costs and acquisition fees consisted of:

	Twelve months ended December 31, 2015
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Creekside and Citilakes	$1,196,000	$1,275,000	$2,471,000
Stone Creek and Lenox Portfolio	1,034,000	1,197,000	2,231,000
Lakewood, Aster Lely, CityPark	1,098,000	504,000	1,602,000
Houston Portfolio	760,000	356,000	1,116,000
Grocery anchored shopping centers	880,000	777,000	1,657,000
Other	—	77,000	77,000

Total	$4,968,000	$4,186,000	$9,154,000

	Twelve months ended December 31, 2014
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Dunbar Portfolio	$1,817,000	$1,135,000	$2,952,000
Sunbelt Portfolio	1,184,000	258,000	1,442,000
Other retail acquisitions	713,000	1,964,000	2,677,000
Other	—	162,000	162,000

Total	$3,714,000	$3,519,000	$7,233,000

	Twelve months ended December 31, 2013
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
WMAF acquisitions	$908,000	$182,000	$1,090,000
Trail II and Summit II	259,000	115,000	374,000
Retail acquisitions	—	53,000	53,000
Other	—	12,000	12,000

Total	$1,167,000	$362,000	$1,529,000

Included in the acquisition fees recognized for the twelve months ended December 31, 2014 were $714,570 paid as a fee to Joel T. Murphy, which was earned prior to his appointment as a director and Chief Executive Officer of New Market Properties, LLC, a related party, related to the acquisition of nine grocery-anchored shopping centers. In addition, Mr. Murphy was paid a fee of $57,268 in connection with one grocery-anchored shopping center acquisition prior to becoming a director of the Company and the Chief Executive Officer of New Market Properties, LLC, which is included in other acquisition costs for other retail acquisitions. Acquisition fees paid to our Manager are calculated as 1% of the gross purchase price of the multifamily community, the retail asset, or of the principal amount of the real estate loan and are governed by the Management Agreement. These costs also include similar expenditures for services provided by third parties.

Asset management fees and general and administrative fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquisitions during 2015 and 2014, as shown in the following tables:

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Revenues:
Dunbar Portfolio	$13,990,000	31.9%	$4,854,000	39.4%
Houston Portfolio	7,392,000	16.8%	—	—%
Sunbelt Portfolio and other retail assets	9,918,000	22.6%	3,474,000	28.2%
Lakewood Ranch, Aster at Lely, and CityPark View	7,053,000	16.1%	—	—%
Avenues at Creekside and Citi Lakes	4,196,000	9.6%	—	—%
Lenox Portfolio and Stone Creek	635,000	1.4%	—	—%
Other	731,000	1.6%	3,978,000	32.4%

Total	$43,915,000	100.0%	$12,306,000	100.0%

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Gross real estate assets:
Dunbar Portfolio	$1,839,000	0.4%	$178,295,000	61.1%
Houston Portfolio	74,693,000	14.6%	—	—%
Sunbelt Portfolio and other retail assets	84,665,000	16.6%	112,085,000	38.4%
Lakewood Ranch, Aster at Lely, and CityPark View	130,353,000	25.5%	—	—%
Avenues at Creekside and Citi Lakes	117,494,000	23.0%	—	—%
Lenox Portfolio and Stone Creek	100,705,000	19.7%	—	—%
Other	1,061,000	0.2%	1,647,000	0.5%

Total	$510,810,000	100.0%	$292,027,000	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Insurance, professional fees, and other:
Audit and tax fees	$147,000	8.8%	$490,000	56.6%
Insurance premiums	1,058,000	63.5%	266,000	30.7%
Legal fees and other	460,000	27.7%	110,000	12.7%

Total	$1,665,000	100.0%	$866,000	100.0%

Asset management and general and administrative expense fees deferred

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any contingent fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A cumulative total of approximately $2.1 million of combined asset management and general and administrative expense fees as of December 31, 2015 have been deferred by the Manager. We will recognize any contingent fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of December 31, 2015, there was insufficient evidence to support recognition of these contingent fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increase consisted of:

	Twelve months ended December 31,
	2015 versus 2014		2014 versus 2013
	increase (decrease)		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Interest expense:
Lakewood, Aster Lely, CityPark	$1,834,000	16.5%	$—	—%
Creekside, Citilakes	783,000	7.0%	—	—%
Stone Creek and Lenox Portfolio	145,000	1.3%	—	—%
Dunbar Portfolio	3,174,000	28.5%	1,179,000	25.1%
Houston Portfolio	1,546,000	13.9%	—	—%
Sunbelt Portfolio and other retail assets	2,626,000	23.6%	854,000	18.2%
Trail II and Summit II	—	—%	772,000	16.4%
Line of Credit	(442,000)	(4.0)%	599,000	12.7%
Term Note	(218,000)	(2.0)%	365,000	7.8%
Loan participants	1,277,000	11.5%	220,000	4.7%
Other	403,000	3.6%	711,000	15.1%
	$11,128,000	100.0%	$4,700,000	100.0%

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

Funds From Operations Attributable to Common Stockholders and Unitholders (FFO)

Analysts, managers and investors have, since the first real estate investment trusts were created, made certain adjustments to reported net income amounts under U.S. GAAP in order to better assess these vehicles’ liquidity and cash flows. FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 White Paper on Funds From Operations, which was most recently revised in 2012, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how Net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. The NAREIT definition of FFO (and the one reported by the Company) is:

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

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (NFFO)

Normalized FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, since the Company is acquiring properties on a regular basis, it incurs substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. The Company adds back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions to FFO in its calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. The Company also adds back any realized losses on debt extinguishment and any non-cash dividends in this calculation. NFFO figures reported by us may not be comparable to those NFFO figures reported by other companies.

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

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (AFFO)

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

		Three months ended December 31,
		2015	2014	2013

Net (loss) income attributable to common stockholders (See note 1)		$(6,756,775)	$(2,329,055)	$430,293

Add:	Income attributable to non-controlling interests (See note 2)	(4,609)	967	3,490
	Depreciation of real estate assets	8,545,481	4,874,763	2,046,170
	Amortization of acquired real estate intangible assets	3,058,298	2,633,101	514,411

Funds from operations attributable to common stockholders and Unitholders		4,842,395	5,179,776	2,994,364

Add:	Acquisition and pursuit costs	2,877,100	324,898	286,861
	Loan cost amortization on acquisition Term Note (See note 3)	—	173,684	—

Normalized funds from operations attributable to common stockholders and Unitholders		7,719,495	5,678,358	3,281,225

	Non-cash equity compensation to directors and executives	601,185	437,242	301,691
	Amortization of loan closing costs (See note 4)	404,315	276,526	140,921
	Depreciation/amortization of non-real estate assets	82,792	29,806	10,842
	Net loan fees received (See note 5)	348,317	86,383	431,181
	Deferred interest income received (See note 6)	130,072	241,192	530,086
Less:	Non-cash loan interest income (See note 5)	(3,328,607)	(1,940,194)	(1,492,886)
	Abandoned pursuit costs	—	(519)	—
	Cash paid for loan closing costs	(42,023)	—	(106,676)
	Amortization of acquired real estate intangible liabilities (See note 7)	(379,025)	(173,188)	(45,599)
	Normally recurring capital expenditures (See note 8)	(250,976)	(222,861)	(98,286)
		—
Adjusted funds from operations attributable to common stockholders and Unitholders		$5,285,545	$4,412,745	$2,952,499

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$4,314,999	$3,697,436	$2,451,697
	Distributions to Unitholders (See note 2)	53,238	25,377	17,118
	Total	$4,368,237	$3,722,813	$2,468,815

Common Stock dividends and Unitholder distributions per share		$0.1925	$0.175	$0.16

FFO per weighted average basic share of Common Stock and Unit		$0.21	$0.25	$0.23
NFFO per weighted average basic share of Common Stock and Unit		$0.34	$0.28	$0.25
AFFO per weighted average basic share of Common Stock and Unit		$0.23	$0.22	$0.22

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	22,402,366	20,364,971	13,191,276
	Class A Units	276,560	145,011	106,988
	Common Stock and Class A Units	22,678,926	20,509,982	13,298,264

	Diluted: (B)
	Common Stock and Class A Units	23,443,082	20,750,050	13,469,326

Actual shares of Common Stock outstanding, including 15,067, 39,216, and 29,016
unvested shares of restricted Common Stock at December 31, 2015, 2014 and 2013, respectively.		22,776,618	21,443,203	15,323,594
Actual Class A Units outstanding		276,560	145,011	106,988
	Total	23,053,178	21,588,214	15,430,582

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 1.22% weighted average non-controlling interest in the Operating Partnership for the three-month period ended December 31, 2015.

(B) Since our NFFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Preferred Stock issued, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders,
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders
to Net Loss Attributable to Common Stockholders (A)

		Twelve months ended December 31,
		2015	2014	2013

Net loss attributable to common stockholders (See note 1)		$(21,171,858)	$(5,312,921)	$(14,992,930)

Add:	Loss attributable to non-controlling interests (See note 2)	(25,321)	33,714	(222,404)
	Depreciation of real estate assets	27,497,386	12,181,439	7,781,306
	Amortization of acquired real estate intangible assets	10,401,698	4,065,141	7,400,948

Funds from operations attributable to common stockholders and Unitholders		16,701,905	10,967,373	(33,080)

Add:	Acquisition and pursuit costs	9,153,763	7,232,617	1,529,166
	Loan cost amortization on acquisition Term Note (See note 3)	96,658	173,684	—
	Prepayment penalty on early debt extinguishment (See note 9)	—	—	604,337
	Deemed non-cash dividend on Series B Preferred Stock	—	—	7,028,557
	Organization costs	—	—	—

Normalized funds from operations attributable to common stockholders and Unitholders		25,952,326	18,373,674	9,128,980

	Non-cash equity compensation to directors and executives	2,362,453	1,784,349	1,191,637
	Amortization of loan closing costs (See note 4)	1,377,618	831,375	567,780
	Depreciation/amortization of non-real estate assets	197,250	82,135	67,878
	Net loan fees received (See note 5)	1,387,109	484,674	1,136,230
	Deferred interest income received (See note 6)	3,380,451	1,555,710	814,321
Less:	Non-cash loan interest income (See note 5)	(9,924,973)	(7,202,831)	(3,823,023)
	Abandoned pursuit costs	(39,657)	(127,326)	—
	Cash paid for loan closing costs	(571,876)	(67,257)	(313,131)
	Amortization of acquired real estate intangible liabilities (See note 7)	(1,074,202)	(254,802)	(375,993)
	Normally recurring capital expenditures (See note 8)	(1,263,416)	(688,211)	(584,918)
		—
Adjusted funds from operations attributable to common stockholders and Unitholders		$21,783,083	$14,771,490	$7,809,761

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$16,196,324	$11,747,328	$6,544,714
	Distributions to Unitholders (See note 2)	202,545	106,640	64,727
	Total	$16,398,869	$11,853,968	$6,609,441

Common Stock dividends and Unitholder distributions per share		$0.7275	$0.655	$0.605

FFO per weighted average basic share of Common Stock and Unit		$0.74	$0.63	$—
NFFO per weighted average basic share of Common Stock and Unit		$1.16	$1.05	$0.95
AFFO per weighted average basic share of Common Stock and Unit		$0.97	$0.84	$0.82

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	22,182,971	17,399,147	9,456,228
	Class A Units	278,745	160,944	106,402
	Common Stock and Class A Units	22,461,716	17,560,091	9,562,630

	Diluted: (B)
	Common Stock and Class A Units	22,982,002	17,736,588	9,726,453

Actual shares of Common Stock outstanding, including 15,067, 39,216, and 29,016
unvested shares of restricted Common Stock at December 31, 2015, 2014 and 2013, respectively.		22,776,618	21,443,203	15,323,594
Actual Class A Units outstanding		276,560	145,011	106,988
	Total	23,053,178	21,588,214	15,430,582

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 1.24% weighted average non-controlling interest in the Operating Partnership for the twelve-month period ended December 31, 2015.

(B) Since our NFFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Preferred Stock issued, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net (Loss) Income Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the twelve-month period ended December 31, 2015 include activity for the nine multifamily communities and four grocery-anchored shopping centers acquired during 2015 only from their respective dates of acquisition. Similarly, rental and other property revenues and expenses for the twelve-month period ended December 31, 2014 include activity for the four multifamily communities and ten grocery-anchored shopping centers acquired during 2014 only from their respective dates of acquisition.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 276,560 Class A Units as of December 31, 2015, which were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.22%, 0.71% and 0.80% for the three-month periods ended December 31, 2015, 2014, and 2013 respectively and 1.24%, 0.92%, and 1.11% for the twelve-month periods ended December 31, 2015, 2014, and 2013 respectively.

3)
We incurred loan closing costs for the acquisition of the Avenues at Northpointe and Avenues at Cypress multifamily communities in 2015 on our $32 million acquisition term loan facility with Key Bank National Association, or Term Loan. These costs were deferred and were being amortized over the life of the loan until it was repaid in full on May 12, 2015. Similarly, we incurred loan closing costs in 2014 on a $45 million Term Loan to partially finance the acquisitions of the Sunbelt and Dunbar portfolios in the third quarter 2014; this term loan was repaid in full on December 23, 2014. Since the amortization expense of these deferred costs is similar in character to acquisition costs, they are therefore an additive adjustment in the calculation of NFFO.

4)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also for occasional amendments to our $70 million revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are being amortized over the lives of the respective mortgage loans and the Revolving Line of Credit, and the non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At December 31, 2015, aggregate unamortized loan costs were approximately $8.6 million, which will be amortized over a weighted average remaining loan life of approximately 5.7 years.

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

6)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt during the periods presented of interest income which was earned and accrued prior to those periods presented on various real estate loans.

7)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. At December 31, 2015, the balance of unamortized below-market lease intangibles was approximately $9.3 million, which will be recognized over a weighted average remaining lease period of approximately 8.4 years.

8)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $730,821, $575,883, and $239,948 for the three-month periods ended December 31, 2015, 2014, and 2013 respectively and $2,871,202, $1,391,570, and $733,143 for the twelve-month periods ended December 31, 2015, 2014, and 2013 respectively. This adjustment also deducts from NFFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers.

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

10)
We incurred legal costs pertaining to the negotiation of an extension of our management agreement with our Manager and reported these costs as an additive adjustment to FFO in our calculation of NFFO for the three-month period ended September 30, 2015. This adjustment was reversed for the twelve-month period ended December 31, 2015 since we did not complete an extension to our management agreement and we postponed further discussions until later in 2016.

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

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2015, we were in compliance with all covenants related to the Amended and Restated Credit Agreement, as shown in the table below.

Covenant (1)	Requirement		Result
Net worth	Minimum $275,000,000	(2)	$525,453,790
Debt yield	Minimum 8.0%		8.69%
Payout ratio	Maximum 95%	(3)	80.1%
Total leverage ratio	Maximum 62.5%		56.7%
Debt service coverage ratio	Minimum 1.50x		2.65x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $275 million, plus 75% of the net proceeds of any equity offering, which totaled approximately$373 million as of December 31, 2015.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended December 31, 2015, the maximum dividends and distributions allowed under this covenant was approximately $41,675,000.

At December 31, 2015, we had a balance owed of $34.5 million under the Credit Facility. Interest expense on the Credit Facility was approximately $1.1 million (excluding deferred loan cost amortization of approximately $263,000) and the weighted average interest rate was 3.7% for the twelve-month period ended December 31, 2015.

Our net cash provided by operating activities for the twelve-month periods ended December 31, 2015, 2014 and 2013 was approximately $35.2 million, $15.4 million and $8.7 million, respectively. The increase in net cash provided by operating activities for 2015 compared to 2014 was primarily due to the incremental cash generated by property income provided by the Dunbar, Sunbelt and Houston Portfolios, the CityPark View, Aster at Lely and Lakewood Ranch acquisitions, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes. The increase in net cash provided by operating activities for 2014 compared to 2013 was primarily due to the incremental cash generated by property income provided by the Dunbar Portfolio, retail, and Trail II and Summit II acquisitions, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes.

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

Our net cash used in investing activities was approximately $533.5 million, $356.4 million and $137.7 million for the twelve-month periods ended December 31, 2015, 2014, and 2013, respectively. Disbursements for property acquisitions rose from approximately $34.2 million in 2013 to approximately $299.5 million during 2014, and approximately $420.7 million in 2015, as our property acquisition activity increased substantially during 2014 and 2015. Cash disbursements for real estate loans and notes receivable which totaled approximately $110.1 million in 2013, dropped to approximately $81.6 million during 2014, and rose to approximately $152.0 million in 2015.

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

For the twelve-month period ended December 31, 2015, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily:
Summit Crossing	$—	$50,634	$50,634	$126,180	$176,814
Trail Creek	—	95,205	95,205	109,610	204,815
Stone Rise	—	32,966	32,966	88,573	121,539
Ashford Park	—	212,491	212,491	155,411	367,902
McNeil Ranch	—	7,993	7,993	62,969	70,962
Lake Cameron	—	72,714	72,714	109,030	181,744
Stoneridge	118,510	19,680	138,190	133,996	272,186
Vineyards	63,988	8,230	72,218	83,895	156,113
Enclave	39,685	14,258	53,943	97,234	151,177
Sandstone	709,523	6,491	716,014	124,467	840,481
Cypress	45,675	11,614	57,289	19,724	77,013
Northpointe	77,907	8,837	86,744	17,803	104,547
Lakewood Ranch	119,222	19,251	138,473	1,516	139,989
Aster at Lely	—	6,150	6,150	23,122	29,272
CityPark View	—	—	—	9,854	9,854
Avenues at Creekside	19,576	—	19,576	39,389	58,965
Citilakes	22,347	734	23,081	—	23,081
Stone Creek	70,186	—	70,186	4,890	75,076

	1,286,619	567,248	1,853,867	1,207,663	3,061,530
Retail:
Woodstock	264,930	28,803	293,733	736	294,469
Parkway Town Centre	319,121	—	319,121	4,704	323,825
Spring Hill Plaza	30,040	3,800	33,840	—	33,840
Deltona Landings	—	—	—	1,409	1,409
Salem Cove	29,820	—	29,820	—	29,820
Kingwood Glen	326,207	7,307	333,514	27,899	361,413
Powder Springs	—	—	—	8,371	8,371
Sweetgrass	—	—	—	98	98
Independence Square	—	7,307	7,307	5,015	12,322
Royal Lakes	—	—	—	7,521	7,521

	970,118	47,217	1,017,335	55,753	1,073,088

	$2,256,737	$614,465	$2,871,202	$1,263,416	$4,134,618

For the twelve-month period ended December 31, 2014, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Summit Crossing	$—	$216,412	$216,412	$101,007	$317,419
Trail Creek	—	180,129	180,129	97,600	277,729
Stone Rise	—	51,443	51,443	66,494	117,937
Ashford Park	23,483	433,375	456,858	136,462	593,320
McNeil Ranch	35,026	27,233	62,259	72,683	134,942
Lake Cameron	29,053	83,011	112,064	98,054	210,118
Stoneridge	22,047	—	22,047	29,282	51,329
Vineyards	22,177	—	22,177	22,235	44,412
Enclave	22,177	812	22,989	30,283	53,272
Sandstone	22,220	1,022	23,242	34,111	57,353
Woodstock Crossing	221,950	—	221,950	—	221,950

Total	$398,133	$993,437	$1,391,570	$688,211	$2,079,781

Net cash provided by financing activities was approximately $497.6 million, $334.9 million and $135.2 million for the twelve-month periods ended December 31, 2015, 2014 and 2013, respectively. During the 2015 period, our significant financing cash sources were approximately $256.9 million of net proceeds from the mortgage financing transactions and approximately $264.5 million of net proceeds from our Follow-on Offering. During the 2014 period, our significant financing cash sources were the receipt of approximately $227.6 million in net proceeds from the mortgage financing transactions related to our property acquisitions, $93.7 million of net proceeds from our Follow-on Offering, proceeds from our Term Loan of $44.25 million, and net proceeds from our At-the-Market offering of approximately $49.0 million. During the 2013 period, our significant financing cash flows included the receipt of approximately $63.2 million of proceeds from our Unit offering, $37.0 million from the placement of our Series B Preferred Stock, and approximately $30.7 million in proceeds from the sale of Common Stock during November 2013.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends, as well as monthly dividends to holders of our Preferred Stock, through net cash generated from operating results.

For the twelve-month periods ended December 31, 2015 and 2014, our aggregate dividends and distributions paid totaled approximately $33.1 million and $17.5 million, respectively. Excluding the impact of approximately $7.2 million of acquisition costs incurred for the 2014 period, our cash flows from operating activities were sufficient to fund our cash dividend distributions for those respective periods. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

Our Preferred Stock dividend activity consisted of:

2015			2014
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2015	192,607	$984,217	January 31, 2014	89,313	$454,344
February 27, 2015	206,007	1,047,189	February 28, 2014	93,005	468,337
March 31, 2015	223,699	1,141,491	March 31, 2014	98,200	497,855
April 30, 2015	243,570	1,244,249	April 30, 2014	101,436	510,905
May 29, 2015	267,273	1,366,207	May 30, 2014	105,630	533,800
June 30, 2015	288,392	1,480,101	June 30, 2014	109,865	556,074
July 31, 2015	311,944	1,588,310	July 31, 2014	115,114	583,110
August 31, 2015	334,013	1,701,019	August 29, 2014	123,334	626,595
September 30, 2015	358,687	1,824,796	September 30, 2014	135,109	693,812
October 30, 2015	384,085	1,955,840	October 31, 2014	146,145	744,271
November 30, 2015	417,895	2,138,764	November 30, 2014	159,325	812,608
December 31, 2015	446,165	2,279,751	December 31, 2014	175,024	900,609

	Total	$18,751,934			$7,382,320

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

Our Common Stock dividend activity consisted of:

2015				2014
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 13, 2015	22,004,309	$0.175	$3,850,754	March 14, 2014	15,336,059	$0.16	$2,453,769
June 15, 2015	22,290,677	0.18	4,012,322	June 16, 2014	16,613,827	0.16	2,658,212
September 15, 2015	22,323,604	0.18	4,018,249	September 15, 2014	18,361,942	0.16	2,937,911
December 15, 2015	22,415,578	0.1925	4,314,999	December 15, 2014	21,128,203	0.175	3,697,436

Total		$0.7275	$16,196,324			$0.655	11,747,328

Our quarterly Common Stock dividend declaration on November 5, 2015 of $0.1925 per share represented an overall increase of 54% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 12.1%. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to an additional 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of December 31, 2015, we had issued an aggregate of 486,182 Units from our Primary Series A Offering and Follow-On Offering. Subsequent to the expiration of our Primary Series A Offering on December 31, 2013, there were 503,226 Units available to be issued from our Follow-on Offering.

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

Pursuant to FINRA Rule 2310(b)(5), which will become effective April 11, 2016, and as described in Regulatory Notice 15-02, we have prepared for our stockholders an estimate of the per share value of our Preferred Stock. We have determined the estimated value of our Preferred Stock is $1,000 per share. Our estimated value was determined with the material assistance of a third party valuation expert. The details of the methodology we used to determine estimated value may be found on a schedule attached to this Annual Report on Form 10-K as Exhibit 99.1.

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

On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time pursuant to the ATM Offering. As of December 31, 2015, we had cumulatively issued approximately 6.5 million shares of Common Stock at an average price of $8.62 per share pursuant to the ATM Offering, resulting in net proceeds of approximately $54.4 million, after deducting commissions.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2015, our outstanding debt (both secured and unsecured) was approximately 50.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2015. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of December 31, 2015, we had long term mortgage indebtedness of approximately $696.9 million, all of which was incurred by us in connection with the acquisition or refinancing of our multifamily communities and grocery-anchored shopping centers.

As of December 31, 2015, we had approximately $2.4 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had 457,059 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2015, a total of 29,123 Warrants had been exercised into 582,460 shares of Common stock and a remaining 164,211 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 3,284,220 shares of Common Stock. The remainder of the Warrants outstanding at December 31, 2015 become potentially exercisable between January 15, 2016 and December 30, 2016 and have exercise prices that range between $10.87 and $15.05 per share. If all the Warrants outstanding at December 31, 2015 became exercisable and were exercised, gross proceeds to us would be approximately $109.8 million and we would as a result issue an additional 9,141,180 shares of Common Stock.

Contractual Obligations

As of December 31, 2015, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on the London Interbank Offered Rate, or LIBOR, being charged at December 31, 2015 of 0.43%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$134,640,431	$23,896,041	$46,020,611	$33,572,786	$31,150,993
Principal	696,945,291	8,791,656	43,315,796	289,183,828	355,654,011
Line of Credit:
Interest	77,867	77,867	—	—	—
Principal	34,500,000	34,500,000	—	—	—
Total	$866,163,589	$67,265,564	$89,336,407	$322,756,614	$386,805,004

In addition, we had unfunded real estate loan balances totaling approximately $43.5 million at December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2015, we have three variable rate mortgages, on our Avenues at Creekside, Citi Lakes and Royal Lakes properties, with a principal amount of approximately $95.7 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. The Royal Lakes mortgage of $9.8 million is uncapped. Our Revolving Line of Credit accrued interest at a spread over LIBOR of 3.25% as of December 31, 2015; this combined rate is uncapped. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2015, would increase by approximately $934,000 on an annualized basis, or decrease by approximately $400,500 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.43% at December 31, 2015, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the twelve months ended December 31, 2015, 2014, and 2013

Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2015

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in Internal Control - Integrated Framework

F-70

(2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Evaluation of disclosure controls and procedures.

Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2015, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or our 2016 Proxy Statement, to be filed with the SEC with regard to our 2016 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2016 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding our officers is incorporated herein by reference to our 2016 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2016 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2016 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
Report of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-1
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013	F-2
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014, and 2013	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	F-5
Notes to Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules
Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2015	F-45

(a)(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Preferred Apartment Communities, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Preferred Apartment Communities, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 14, 2016

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets

Real estate
Land	$145,929,264	$79,272,457
Building and improvements	764,298,467	377,030,987
Tenant improvements	5,781,199	3,240,784
Furniture, fixtures, and equipment	90,667,257	36,864,668
Construction in progress	609,399	66,647
Gross real estate	1,007,285,586	496,475,543
Less: accumulated depreciation	(53,994,666)	(26,388,066)
Net real estate	953,290,920	470,087,477
Real estate loans, net of deferred fee income ($0 and $20,313,722 carried at fair value)	180,688,293	128,306,697
Real estate loans to related parties, net	57,313,465	24,924,976
Total real estate and real estate loans, net	1,191,292,678	623,319,150

Cash and cash equivalents	2,439,605	3,113,270
Restricted cash	12,539,440	4,707,865
Notes receivable	18,489,247	14,543,638
Note receivable and revolving line of credit from related party	19,454,486	14,153,922
Accrued interest receivable on real estate loans	14,294,648	8,038,447
Acquired intangible assets, net of amortization of $27,032,157 and $17,030,176	19,381,473	12,702,980
Deferred loan costs, net of amortization of $791,002 and $808,522	488,770	79,563
Deferred offering costs	5,834,304	6,333,763
Tenant receivables (net of allowance of $434,773 and $103,452) and other assets	11,314,382	4,390,309

Total assets	$1,295,529,033	$691,382,907

Liabilities and equity

Liabilities
Mortgage notes payable, principal amount	$696,945,291	$354,418,668
Less: deferred loan costs, net of amortization of $2,021,696 and $810,336	(8,099,517)	(5,027,505)
Mortgage notes payable, net of deferred loan costs	688,845,774	349,391,163
Revolving line of credit	34,500,000	24,500,000
Real estate loan participation obligation	13,544,160	7,990,798
Accounts payable and accrued expenses	12,644,818	4,941,703
Accrued interest payable	1,803,389	1,116,750
Dividends and partnership distributions payable	6,647,507	4,623,246
Acquired below market lease intangibles, net of amortization of $1,578,205 and $660,259	9,253,450	5,935,931
Security deposits and other liabilities	2,836,145	1,301,442
Total liabilities	770,075,243	399,801,033

Commitments and contingencies (Note 12)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 1,050,000 shares authorized; 486,182 and 193,334 shares issued; 482,964 and 192,846
shares outstanding at December 31, 2015 and 2014, respectively	4,830	1,928
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
22,761,551 and 21,403,987 shares issued and outstanding at
December 31, 2015 and 2014, respectively	227,616	214,039
Additional paid in capital	536,450,877	300,576,349
Accumulated deficit	(13,698,520)	(11,297,852)
Total stockholders' equity	522,984,803	289,494,464
Non-controlling interest	2,468,987	2,087,410
Total equity	525,453,790	291,581,874

Total liabilities and equity	$1,295,529,033	$691,382,907
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2015	2014	2013
Revenues:
Rental revenues	$69,128,280	$30,762,423	$20,165,064
Other property revenues	9,495,522	3,946,222	2,237,759
Interest income on loans and notes receivable	23,207,610	18,531,899	9,214,039
Interest income from related parties	7,474,100	3,295,826	516,629
Total revenues	109,305,512	56,536,370	32,133,491

Operating expenses:
Property operating and maintenance	10,878,872	4,887,903	3,286,590
Property salary and benefits reimbursement to related party	5,885,242	2,882,283	2,186,981
Property management fees (including $2,608,364, $1,237,387 and $833,016
to related parties)	3,014,801	1,347,502	883,016
Real estate taxes	9,934,412	3,587,287	2,279,109
General and administrative	2,285,789	1,051,849	617,433
Equity compensation to directors and executives	2,362,453	1,784,349	1,191,637
Depreciation and amortization	38,096,334	16,328,715	15,250,130
Acquisition and pursuit costs (including $189,115, $173,578 and $21,754 to related party)	4,186,092	3,518,540	362,113
Acquisition fees to related parties	4,967,671	3,714,077	1,167,053
Asset management fees to related party	7,041,226	3,546,987	1,983,999
Insurance, professional fees and other expenses	3,568,356	1,903,833	1,038,233
Total operating expenses	92,221,248	44,553,325	30,246,294

Asset management and general and administrative expense fees deferred	(1,805,478)	(332,345)	—

Net operating expenses	90,415,770	44,220,980	30,246,294

Operating income	18,889,742	12,315,390	1,887,197
Interest expense	21,315,731	10,188,187	5,488,352
Loss on early extinguishment of debt	—	—	604,337

Net (loss) income	(2,425,989)	2,127,203	(4,205,492)

Consolidated net loss (income) attributable to non-controlling interests	25,321	(33,714)	222,404

Net income (loss) income attributable to the Company	(2,400,668)	2,093,489	(3,983,088)

Dividends declared to Series A preferred stockholders	(18,751,934)	(7,382,320)	(3,272,670)
Dividends declared to Series B preferred stockholders	—	—	(690,476)
Deemed non-cash dividend to holders of Series B Preferred Stock	—	—	(7,028,557)
Earnings attributable to unvested restricted stock	(19,256)	(24,090)	(18,139)

Net loss attributable to common stockholders	$(21,171,858)	$(5,312,921)	$(14,992,930)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(0.95)	$(0.31)	$(1.59)

Weighted average number of shares of Common Stock outstanding:
Basic and diluted	22,182,971	17,399,147	9,456,228

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2013, 2014 and 2015

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at December 31, 2012	$198	$52,885	$59,412,744	$(9,408,253)	$50,057,574	$1	$50,057,575
Issuance of Units	695	—	68,644,568	—	68,645,263	—	68,645,263
Syndication and offering costs	—	—	(11,979,453)	—	(11,979,453)	—	(11,979,453)
Equity compensation to executives and directors	—	54	1,191,583	—	1,191,637	—	1,191,637
Vesting of restricted stock	—	330	(330)	—	—	—	—
Vesting of Class B Units and conversion to Class A Units	—	—	(520,837)	—	(520,837)	520,837	—
Conversion of Class A Units to Common Stock	—	61	40,935	—	40,996	(40,996)	—
Current period amortization of Class B Units	—	—	(888,104)	—	(888,104)	888,104	—
Conversion of Series B Preferred Stock to Common Stock	—	57,143	39,942,857	—	40,000,000	—	40,000,000
Issuance of Common Stock	—	42,472	32,873,305	—	32,915,777	—	32,915,777
Net loss	—	—	—	(3,983,088)	(3,983,088)	(222,404)	(4,205,492)
Reallocation adjustment to non-controlling interests	—	—	(384,688)	—	(384,688)	384,688	—
Distributions to non-controlling interests	—	—	—	—	—	(64,728)	(64,728)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(3,272,670)	—	(3,272,670)	—	(3,272,670)
Dividends to series B preferred stockholders
($17.26 per share)	—	—	(690,476)	—	(690,476)	—	(690,476)
Dividends to common stockholders ($0.605 per share)	—	—	(6,544,714)	—	(6,544,714)	—	(6,544,714)
Balance at December 31, 2013	$893	$152,945	$177,824,720	$(13,391,341)	$164,587,217	$1,465,502	$166,052,719
Issuance of Units	1,039	—	103,891,596	—	103,892,635	—	103,892,635
Redemptions of Series A Preferred Stock	(4)	331	(105,468)	—	(105,141)	—	(105,141)
Issuance of Common Stock	—	59,373	50,328,560	—	50,387,933	—	50,387,933
Syndication and offering costs	—	—	(13,321,535)	—	(13,321,535)	—	(13,321,535)
Equity compensation to executives and directors	—	57	348,207	—	348,264	—	348,264
Vesting of restricted stock	—	293	(293)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,040	565,158	—	566,198	(566,198)	—
Current period amortization of Class B Units	—	—	—	—	—	1,436,085	1,436,085
Net income	—	—	—	2,093,489	2,093,489	33,714	2,127,203
Reallocation adjustment to non-controlling interests	—	—	175,052	—	175,052	(175,052)	—
Distributions to non-controlling interests	—	—	—	—	—	(106,641)	(106,641)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(7,382,320)	—	(7,382,320)	—	(7,382,320)
Dividends to common stockholders ($0.655 per share)	—	—	(11,747,328)	—	(11,747,328)	—	(11,747,328)
Balance at December 31, 2014	$1,928	$214,039	$300,576,349	$(11,297,852)	$289,494,464	$2,087,410	$291,581,874

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2013, 2014 and 2015

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2015	$1,928	$214,039	$300,576,349	$(11,297,852)	$289,494,464	$2,087,410	$291,581,874
Issuance of Units	2,929	—	292,681,380	—	292,684,309	—	292,684,309
Redemptions of Series A Preferred Stock	(27)	599	(1,899,616)	—	(1,899,044)	—	(1,899,044)
Issuance of Common Stock	—	5,479	5,487,829	—	5,493,308	—	5,493,308
Exercises of warrants	—	5,825	6,165,219	—	6,171,044	—	6,171,044
Syndication and offering costs	—	—	(33,363,362)	—	(33,363,362)	—	(33,363,362)
Equity compensation to executives and directors	—	51	374,525	—	374,576	—	374,576
Vesting of restricted stock	—	543	(543)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,080	717,582	—	718,662	(718,662)	—
Current period amortization of Class B Units	—	—	—	—	—	1,987,877	1,987,877
Net loss	—	—	—	(2,400,668)	(2,400,668)	(25,321)	(2,425,989)
Reallocation adjustment to non-controlling interests	—	—	659,772	—	659,772	(659,772)	—
Distributions to non-controlling interests	—	—	—	—	—	(202,545)	(202,545)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(18,751,934)	—	(18,751,934)	—	(18,751,934)
Dividends to common stockholders ($0.7275 per share)	—	—	(16,196,324)	—	(16,196,324)	—	(16,196,324)
Balance at December 31, 2015	$4,830	$227,616	$536,450,877	$(13,698,520)	$522,984,803	$2,468,987	$525,453,790

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(2,425,989)	$2,127,203	$(4,205,492)
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation expense	27,672,387	12,258,812	7,844,423
Amortization expense	10,423,947	4,069,903	7,405,707
Amortization of above and below market leases	(816,509)	(242,893)	(368,433)
Deferred fee income amortization	(868,615)	(904,144)	(440,837)
Deferred loan cost amortization	1,474,276	887,216	712,642
Increase in accrued interest income on real estate loans	(6,256,200)	(4,751,788)	(2,850,845)
Equity compensation to executives and directors	2,362,453	1,784,349	1,191,637
Deferred cable income amortization	(19,743)	(19,009)	(10,935)
Loss on asset disposal	—	2,804	—
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(2,341,649)	(1,723,648)	(375,738)
Increase (decrease) in accounts payable and accrued expenses	4,866,996	1,124,078	(346,221)
Increase in accrued interest payable	616,681	673,651	50,734
Increase in prepaid rents	362,625	120,236	96,577
Increase (decrease) in security deposits and other liabilities	170,763	29,292	(17,149)
Net cash provided by operating activities	35,221,423	15,436,062	8,686,070

Investing activities:
Investments in real estate loans	(114,026,945)	(54,939,135)	(86,401,588)
Repayments of real estate loans	18,772,024	13,857,393	—
Notes receivable issued	(19,339,695)	(11,704,662)	(14,587,092)
Notes receivable repaid	15,350,624	6,327,396	2,661,809
Note receivable issued to and draws on line of credit by related party	(18,634,237)	(14,981,065)	(9,097,522)
Repayments of line of credit by related party	12,502,579	6,680,951	4,308,310
Acquisition fees received on real estate loans	2,761,047	1,111,131	2,272,460
Acquisition fees paid on real estate loans	(1,349,273)	(555,583)	(1,136,230)
Acquisition fees paid to real estate loan participants	(24,665)	(107,398)	—
Acquisition of properties	(420,700,550)	(299,506,416)	(34,173,631)
Additions to real estate assets - improvements	(4,239,725)	(2,118,349)	(1,341,777)
Proceeds from asset disposal	—	4,773	—
Deposits paid on acquisitions	(660,400)	—	—
Increase in restricted cash	(3,920,995)	(492,778)	(230,473)
Net cash used in investing activities	(533,510,211)	(356,423,742)	(137,725,734)

Financing activities:
Proceeds from mortgage notes payable	256,865,500	227,556,000	59,045,000
Payments for mortgage debt	(4,175,271)	(13,653,331)	(56,594,389)
Payments for deposits and other mortgage loan costs	(4,481,004)	(5,291,302)	(1,719,030)
Proceeds from real estate loan participants	4,996,680	7,908,835	—
Proceeds from lines of credit	295,800,000	96,433,305	88,184,149
Payments on lines of credit	(285,800,000)	(101,323,306)	(73,595,345)
Proceeds from Term Loan	32,000,000	44,250,000	—
Repayment of the Term Loan	(32,000,000)	(44,250,000)	—
Proceeds from sales of Series B Preferred Stock, net of offering costs	—	—	36,959,366
Proceeds from sales of Units, net of offering costs and redemptions	264,454,768	93,651,581	63,213,966
Proceeds from sales of Common Stock	5,381,848	48,995,741	30,737,306
Common Stock dividends paid	(15,578,760)	(10,501,589)	(4,864,633)
Series A Preferred Stock dividends paid	(17,373,097)	(6,913,550)	(3,611,351)
Distributions to non-controlling interests	(174,686)	(98,380)	(47,610)
Payments for deferred offering costs	(2,300,855)	(1,843,485)	(2,460,843)
Net cash provided by financing activities	497,615,123	334,920,519	135,246,586

Net (decrease) increase in cash and cash equivalents	(673,665)	(6,067,161)	6,206,922
Cash and cash equivalents, beginning of period	3,113,270	9,180,431	2,973,509
Cash and cash equivalents, end of period	$2,439,605	$3,113,270	$9,180,431

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

	Year ended December 31,
	2015	2014	2013
Supplemental cash flow information:
Cash paid for interest	$19,154,375	$8,509,477	$4,680,725

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$226,892	$38,740	$67,201
Dividends payable - Common Stock	$4,314,999	$3,697,436	$2,451,697
Dividends payable - Series A Preferred Stock	$2,279,270	$900,433	$431,663
Deemed non-cash dividend to holders of Series B Preferred Stock	$—	$—	$7,028,557
Partnership distributions payable to non-controlling interests	$53,238	$25,379	$17,118
Accrued and payable deferred offering costs	$571,786	$219,001	$399,141
Writeoff of fully depreciated or amortized assets	$667,514	$—	$—
Writeoff of fully amortized liabilities	$(100,573)	$—	$—
Reclass of offering costs from deferred asset to equity	$3,994,184	$1,180,651	$438,315
Bridge and land acquisition loans converted to real estate loans	$49,188,665	$24,051,084	$4,680,439
Mortgage loans assumed on acquisitions	$—	$—	$82,428,389
Real estate loan balance applied to purchase of property	$10,000,000	$—	$12,419,446
Fair value issuances of equity compensation	$2,321,578	$1,810,301	$1,165,100
Noncash settlement of loans	$—	$—	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or real estate loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of its assets in other real estate related investments such as grocery-anchored shopping centers, as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 7).

As of December 31, 2015, the Company had 22,761,551 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.8% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 276,560 at December 31, 2015 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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
December 31, 2015

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

Loans and Notes Held for Investment

The Company carries its investments in real estate loans at amortized cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result of the loan is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Recoveries of valuation allowances are only recognized in the event of maturity or a sale or disposition in an amount above carrying value. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans, net of deferred loan fee revenue. These loan balances are presented in the asset section of the consolidated balance sheets inclusive of loan balances from third party participant lenders, with the participant amount presented within the liabilities section. See the "Revenue Recognition" section of this Note for other loan-related policy disclosures required by ASC 310-10-50-6. Certain loans have historically contained contingent exit fees, which are deemed to be embedded derivatives. The Company elects the fair value option for these loans and recognizes in earnings any material changes in fair value.

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

Redeemable Preferred Stock

Shares of the Series A Redeemable Preferred Stock, stated value $1,000 per share, or Preferred Stock, are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of Preferred Stock in either Common Stock or cash at its option. Therefore, the Company records the Preferred Stock as a component of permanent stockholders’ equity.

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
December 31, 2015

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

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans or notes using the effective interest rate method. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company, any unamortized loan fee revenue from the first loan will be recognized as interest revenue over the term of the new loan. Direct loan origination fees applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income. The accrual of interest on all these instruments ceases when there is concern as to the ultimate collection of principal or interest, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Real estate loan assets are reclassified as accrual-basis once interest and principal payments become current. Certain real estate loan assets include limited purchase options and either exit fees or additional amounts of accrued interest. Exit fees or accrued interest due will be treated as additional consideration for the acquired project if the Company purchases the subject property. Additional accrued interest becomes due in cash to the Company on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

The PAC Rewards program allows residents in the Company's multifamily communities to accumulate reward points on a monthly basis for actions such as resident referrals and making rent payments online. Once a property has been enrolled in the program, a resident must rent an apartment from the Company for at least 14 months before reward points may be redeemed for services or upgrades to a resident’s unit. The Company accrues a liability for the estimated cost of these future point redemptions, net of a 35% breakage fee, which is the Company’s current estimate of rewards points that will not be redeemed. In accordance with Staff

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

Accounting Bulletin 13.A.3c, the Company deems its obligations under PAC Rewards as inconsequential to the delivery of services according to the lease terms. Therefore, the expense related to the PAC Rewards Program is included in property operating and maintenance expense on the consolidated statements of operations.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes 100% of the Company's annual REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to maintain its election for treatment as a REIT.

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
December 31, 2015

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

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. This new guidance specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will be required to consolidate the limited partnership. ASU 2015-02 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The adoption of ASU 2015-02 will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance but does not expected its adoption to materially impact the Company’s consolidated financial statements.

3. Real Estate Assets
The Company's real estate assets consisted of:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

	As of December 31,
	2015	2014
Multifamily communities (1)	19	10
Units	6,136	3,326
Retail shopping centers	14	10
Approximate gross leasable area (2)	1,279,000	694,000

(1) The acquired second phases of the Trail Creek and Summit Crossing communities are managed in combination with the initial phases of these communities and are therefore considered single properties.

(2) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and not included in the 2015 total above.

Multifamily communities acquired

During the twelve-month periods ended December 31, 2015 and 2014, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Approximate purchase price (millions)	Units

12/21/2015	Lenox Portfolio	Nashville, Tennessee	$77.6	474
11/12/2015	Stone Creek	Houston, Texas	$25.8	246
9/3/2015	Citi Lakes	Orlando, Florida	$63.4	346
7/31/2015	Avenues at Creekside	San Antonio, Texas	$56.2	395
6/30/2015	CityPark View	Charlotte, North Carolina	$32.7	284
6/24/2015	Aster at Lely	Naples, Florida	$52.5	308
5/21/2015	Venue at Lakewood Ranch	Sarasota, Florida	$47.4	237
2/13/2015	Avenues at Cypress	Houston, Texas	(1)	240
2/13/2015	Avenues at Northpointe	Houston, Texas	(1)	280

				2,810

9/26/2014	Enclave at Vista Ridge	Dallas, Texas	(2)	300
9/26/2014	Sandstone Creek Apartments	Kansas City, Kansas	(2)	364
9/26/2014	Stoneridge Farms at Hunt Club	Nashville, Tennessee	(2)	364
9/26/2014	Vineyards Apartments	Houston, Texas	(2)	369

				1,397

(1) Avenues at Cypress and Avenues at Northpointe are referred to collectively as the Houston Portfolio, which was acquired for approximately $76.0 million.
(2) The four properties listed are referred to collectively as the Dunbar Portfolio, which was acquired for approximately $181.3 million.

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but are preliminary and are subject to refinement for a period of up to one year from the closing of the acquisitions.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

	Lenox Portfolio	Stone Creek	Citi Lakes	Avenues at Creekside
Land	$7,877,823	$2,210,630	$5,558,033	$5,983,724
Buildings and improvements	61,262,221	20,711,950	49,416,492	42,050,104
Furniture, fixtures and equipment	6,281,010	2,203,724	7,411,367	6,939,014
Tenant improvements	71,705	—	—	—
Lease intangibles	2,122,241	623,696	964,108	1,227,158
Prepaids & other assets	171,814	75,074	40,032	89,582
Escrows	739,340	844,515	280,863	1,058,468
Accrued taxes	(564,841)	(375,842)	(187,792)	(440,660)
Security deposits, prepaid rents, and other liabilities	(260,403)	(37,331)	(80,629)	(218,438)

Net assets acquired	$77,700,910	$26,256,416	$63,402,474	$56,688,952

Cash paid	$27,896,449	$9,439,483	$18,952,474	$15,063,952
Mortgage debt (1)	49,804,461	16,816,933	44,450,000	41,625,000

Total consideration	$77,700,910	$26,256,416	$63,402,474	$56,688,952

Twelve months ended December 31, 2015:
Revenue	$194,000	$442,000	$1,685,000	$2,511,000
Net income (loss)	$(81,000)	$(116,000)	$(511,000)	$(1,095,000)

Cumulative acquisition costs incurred by the Company	$1,504,000	$727,000	$1,620,000	$851,000
Remaining amortization period of intangible
assets and liabilities (months)	15.9	6.5	4.5	0.5

(1) Mortgage debt on Lenox Village Town Center, Stone Creek, and Avenues at Creekside totaling approximately $89.8 million was assumed as part of the acquisition of those properties.

	CityPark View	Aster at Lely	Venue at Lakewood Ranch	Houston Portfolio	Dunbar Portfolio
Land	$3,558,793	$7,675,409	$3,791,050	$7,162,226	$16,033,101
Buildings and improvements	23,797,764	37,661,901	37,574,391	54,217,075	148,701,272
Furniture, fixtures and equipment	4,562,148	6,132,384	5,375,690	13,078,872	13,345,980
Lease intangibles	737,790	1,030,306	669,369	1,571,827	3,564,244
Prepaids & other assets	99,124	106,717	80,201	150,326	75,600
Escrows	211,428	—	401,294	362,332	1,519,846
Accrued taxes	(105,756)	(23,413)	(216,252)	(212,601)	(1,694,340)
Security deposits, prepaid rents, and other liabilities	(40,152)	(64,689)	(35,157)	(99,181)	(221,610)

Net assets acquired	$32,821,139	$52,518,615	$47,640,586	$76,230,876	$181,324,093

Cash paid	$721,139	$18,518,615	$16,830,586	$25,452,876	$61,432,093
Real estate loan balance applied	10,000,000	—	—	—	—
Mortgage debt	22,100,000	34,000,000	30,810,000	50,778,000	119,892,000

Total consideration	$32,821,139	$52,518,615	$47,640,586	$76,230,876	$181,324,093

Twelve months ended December 31, 2015:
Revenue	$1,856,000	$2,556,000	$2,641,000	$7,392,000	$18,846,000
Net income (loss)	$(818,000)	$(1,279,000)	$(766,000)	$(2,588,000)	$(2,777,000)

Twelve months ended December 31, 2014:
Revenue					$4,854,000
Net income (loss)					$(2,574,000)

Cumulative acquisition costs incurred by the Company	$276,000	$438,000	$889,000	$1,142,000	$851,000
Remaining amortization period of intangible
assets and liabilities (months)	0	0	0	0	0

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

Grocery-anchored shopping centers acquired

During the twelve-month periods ended December 31, 2015 and 2014, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Market	Approximate purchase price (millions)	Gross leasable area (square feet) (3)

12/22/2015	Overlook at Hamilton Place	Chattanooga, Tennessee	$33.8	213,095
10/30/2015	Summit Point	Atlanta, Georgia	$19.6	111,970
9/4/2015	Royal Lakes Marketplace	Atlanta, Georgia	$16.6	119,493
7/1/2015	Independence Square	Dallas, Texas	$18.0	140,218

				584,776

10/6/2014	Salem Cove	Nashville, Tennessee	$14.2	62,356
9/30/2014	Deltona Landings	Orlando, Florida	(1)	59,966
9/30/2014	Powder Springs	Atlanta, Georgia	(1)	77,853
9/30/2014	Kingwood Glen	Houston, Texas	(1)	103,397
9/30/2014	Parkway Centre	Columbus, Georgia	(1)	53,088
9/30/2014	Barclay Crossing	Tampa, Florida	(1)	54,958
9/30/2014	Sweetgrass Corner	Charleston, South Carolina	(1)	89,124
9/5/2014	Spring Hill Plaza	Nashville, Tennessee	(2)	61,570
9/5/2014	Parkway Town Centre	Nashville, Tennessee	(2)	65,587
2/12/2014	Woodstock Crossing	Atlanta, Georgia	$5.7	66,122

				694,021

(1) The six grocery-anchored shopping centers, referred to collectively as the Sunbelt Portfolio, were acquired for approximately $74.2 million. The Company transferred its right to purchase a seventh shopping center in the portfolio, located in Miami, Florida, to the anchoring grocery tenant.

(2) The two grocery-anchored shopping centers, referred to collectively as the Nashville Portfolio, were acquired for approximately $24.1 million.

(3) Gross leasable area amounts are unaudited.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

	Overlook at Hamilton Place	Summit Point	Royal Lakes Marketplace	Independence Square
Land	$6,786,593	$7,063,874	$4,874,078	$4,114,574
Buildings and improvements	24,332,628	10,903,486	9,921,403	13,123,553
Tenant improvements	911,580	526,468	517,191	566,857
In-place leases	2,029,643	1,203,246	957,093	1,567,944
Above-market leases	361,433	329,546	198,238	35,127
Leasing costs	527,136	368,221	365,629	392,451
Below-market leases	(1,402,013)	(842,682)	(315,837)	(1,775,506)
Other assets	75,304	83,123	88,553	—
Security deposits, prepaid rents, and other liabilities	(97,976)	(139,884)	(145,581)	(226,599)

Net assets acquired	$33,524,328	$19,495,398	$16,460,767	$17,798,401

Cash paid	$12,524,328	$6,595,398	$6,660,767	$17,798,401
Mortgage debt	21,000,000	12,900,000	9,800,000	—

Total consideration	$33,524,328	$19,495,398	$16,460,767	$17,798,401

Twelve months ended December 31, 2015:
Revenue	$86,000	$275,000	$432,000	$993,000
Net income (loss)	$(43,000)	$(48,000)	$(13,000)	$(162,000)

Cumulative acquisition costs incurred by the Company	$561,000	$266,000	$245,000	$573,000
Remaining amortization period of intangible
assets and liabilities (years)	6.1	6.8	9.9	6.4

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

	Salem Cove	Total Sunbelt Portfolio	Nashville Portfolio	Woodstock Crossing
Land	$2,427,095	$17,111,929	$7,429,756	$1,750,576
Buildings and improvements	9,526,490	53,584,375	12,926,230	3,760,654
Tenant improvements	745,880	587,038	1,872,156	39,447
Furniture, fixtures and equipment	—	105,293	—	—
In-place leases	1,315,254	5,400,067	2,280,106	245,850
Above market leases	119,302	319,501	11,107	30,051
Leasing costs	440,438	1,202,561	842,551	123,731
Below market leases	(374,459)	(4,160,764)	(1,228,006)	(450,310)
Escrows	—	403,591	—	226,830	(1)
Other assets	12,576	316,852	29,521	—
Other liabilities	(53,721)	(621,815)	(89,974)	(25,436)

Net assets acquired	$14,158,855	$74,248,628	$24,073,447	$5,701,393

Cash paid	$4,558,855	$27,388,628	$6,973,447	$5,701,393
Mortgage debt	9,600,000	46,860,000	17,100,000	—
Total consideration	$14,158,855	$74,248,628	$24,073,447	$5,701,393

Twelve months ended December 31, 2015:
Revenue	$1,187,000	$7,396,000	$2,327,000	$696,000
Net income (loss)	$(141,000)	$(690,000)	$14,000	$25,000

Twelve months ended December 31, 2014:
Revenue	$286,000	$1,809,000	$748,000	$631,000
Net income (loss)	$(12,000)	$(551,000)	$(21,000)	$122,000

Cumulative acquisition costs incurred by the Company	$227,000	$1,450,000	$2,235,000	$272,000
Remaining amortization period of intangible
assets and liabilities (years)	12.4	5.5	8.8	8.0

(1) Funds set aside for budgeted non-recurring capital expenditures.

Amortization and depreciation expense consisted of:

	Year ended December 31,
	2015	2014	2013
Depreciation:
Buildings and improvements	$16,653,380	$6,896,205	$3,887,797
Furniture, fixtures, and equipment	11,019,007	5,362,607	3,956,626
	27,672,387	12,258,812	7,844,423
Amortization:
Acquired intangible assets	10,401,697	4,065,142	7,400,946
Deferred leasing costs	12,920	—	—
Website development costs	9,330	4,761	4,761
Total depreciation and amortization	$38,096,334	$16,328,715	$15,250,130

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

4. Acquired Intangible Assets and Liabilities

The Company recorded the following acquired lease intangible assets and liabilities and related accumulated amortization, as of
December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Multifamily	Retail	Total	Multifamily	Retail	Total
In-place leases	$24,704,733	$14,439,414	$39,144,147	$15,837,024	$9,221,651	$25,058,675
Above-market leases	—	1,386,254	1,386,254	—	479,883	479,883
Customer relationships	1,588,277	—	1,588,277	1,588,277	—	1,588,277
Lease origination costs	78,786	4,216,166	4,294,952	—	2,606,321	2,606,321
Acquired intangible assets	$26,371,796	$20,041,834	$46,413,630	$17,425,301	$12,307,855	$29,733,156

Less accumulated amortization of:
In-place leases	$(21,608,833)	$(2,965,096)	$(24,573,929)	$(14,351,922)	$(892,714)	$(15,244,636)
Above market leases	—	(233,833)	(233,833)	—	(49,795)	(49,795)
Customer relationships	(1,588,277)	—	(1,588,277)	(1,588,277)	—	(1,588,277)
Lease origination costs	(1,466)	(634,652)	(636,118)	—	(147,468)	(147,468)
Acquired intangible assets, net	$3,173,220	$16,208,253	$19,381,473	$1,485,102	$11,217,878	$12,702,980

Below market lease liability	$383,593	$10,448,062	$10,831,655	$383,593	$6,212,597	$6,596,190
Less: accumulated amortization	(383,593)	(1,194,612)	(1,578,205)	(383,593)	(276,666)	(660,259)
Below market lease liability, net	$—	$9,253,450	$9,253,450	$—	$5,935,931	$5,935,931

The Company recognized amortization of acquired intangible assets and liabilities for the years ended December 31, 2015 and 2014 as follows:

	Year ended December 31,
	2015			2014			2013
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total	Multifamily
Intangible assets:
Leases in place	$7,256,911	$2,612,544	$9,869,455	$2,871,156	$912,341	$3,783,497	$6,486,354
Above-market leases (1)	—	202,011	202,011	—	49,874	49,874	—
Customer relationships	—	—	—	131,029	—	131,029	914,592
Lease origination costs	1,466	530,776	532,242	—	150,616	150,616	—
	$7,258,377	$3,345,331	$10,603,708	$3,002,185	$1,112,831	$4,115,016	$7,400,946
Intangible liabilities:
Below-market leases (1)	$—	$1,018,520	$1,018,520	$15,160	$277,607	$292,767	$368,433

(1) Amortization of above and below market lease intangibles are recorded as a decrease and an increase to rental revenue, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

Net intangible assets and liabilities as of December 31, 2015 will be amortized as follows:

	Acquired Intangible Assets			Below market lease intangible liability
	In-place leases	Above-market leases	Lease origination costs
For the years ending December 31:
2016	$5,942,888	$315,601	$760,324	$(1,383,965)
2017	2,516,586	244,573	644,487	(1,238,519)
2018	1,884,055	196,277	537,442	(1,112,793)
2019	1,082,516	146,725	377,586	(1,056,511)
2020	640,217	99,039	270,443	(945,805)
Thereafter	2,503,956	150,206	1,068,552	(3,515,857)

Total	$14,570,218	$1,152,421	$3,658,834	$(9,253,450)

Weighted-average amortization period (in years)	5.1	5.1	7.5	8.4
As of December 31, 2015, the weighted average remaining amortization period for all the Company's intangible assets and liabilities was approximately 5.6 years and 8.4 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

5.     Real Estate Loans, Notes Receivable, and Line of Credit

At December 31, 2015, our portfolio of fixed rate, interest-only real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
		(1)

	Crosstown Walk		Tampa, FL	4/30/2013	11/1/2016	5/1/2018	$10,962,000	$25,900,000	8 / 7.5	(2,3)
	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	16,107,735	$28,400,000	8 / 6	(3)
	Overton Rise		Atlanta, GA	5/8/2013	11/1/2016	5/1/2018	16,600,000	$31,700,000	8 / 7.5	(2)
	Haven West	(4,5)	Atlanta, GA	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6	(3)
	Haven 12	(5,6)	Starkville, MS	6/16/2014	6/16/2017	11/30/2020	6,116,384	$18,615,081	8.5 / 6.5	(3,7)
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	--	10,346,000	$26,936,000	8 / 6	(3)
	Encore		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	10,958,200	$46,892,800	8.5 / 5	(3)
	Encore Capital		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	9,758,200	$—	8.5 / 5	(3)
	Palisades		Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(3)
	Fusion		Irvine, CA	7/1/2015	5/31/2018	5/31/2020	59,052,583	$43,747,287	8.5 / 7.5	(3)
	Green Park		Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 4.33	(3)
	Stadium Village	(5,8)	Atlanta, GA	6/27/2014	6/27/2017	--	13,424,995	$34,825,000	8.5 / 4.33	(3)
	Summit Crossing III	(9)	Atlanta, GA	2/27/2015	2/26/2018	2/26/2020	7,246,400	$16,822,000	8.5 / 6	(3,7)
	Overture	(10)	Tampa, FL	7/21/2015	7/21/2018	7/21/2020	6,920,000	$17,080,000	8.5 / 6	(3,7)
	Aldridge at Town Village		Atlanta, GA	1/27/2015	12/27/2017	12/27/2019	10,975,000	$28,338,937	8.5 / 6	(3,7)
	18 Nineteen	(5,11)	Lubbock, TX	4/9/2015	4/9/2018	4/9/2020	15,598,352	$34,871,251	8.5 / 6	(3,7)
	Haven South	(5,12)	Waco, TX	5/1/2015	5/1/2018	5/1/2019	15,455,668	$41,827,034	8.5 / 6	(3,7)
	Haven Tampa	(5,13)	Tampa, FL	4/17/2015	4/30/2016	—	2,900,000	$—	10 / -
	Bishop Street	(14)	Atlanta, GA	8/31/2015	8/30/2016	—	3,107,012	$—	12 / -
	Dawson Marketplace	(15)	Atlanta, GA	12/16/2015	11/15/2018	11/15/2020	12,857,005	$36,740,430	8.5 / 5	(3)
	Wade Green	(16)	Atlanta, GA	11/6/2015	2/5/2016	8/5/2016	6,250,000	$—	8.5 / -
	Hidden River	(17)	Tampa, FL	12/4/2015	12/3/2018	12/3/2020	4,734,960	$27,620,600	8.5 / 5	(3)
	Hidden River Capital	(17)	Tampa, FL	12/4/2015	12/4/2018	12/4/2020	5,380,000	$—	8.5 / 5	(3)
							$282,425,661
(1)
All loans are real estate loans pertaining to developments of multifamily communities, except as otherwise indicated. The borrowers for each of these projects are as follows: "Crosstown Walk" - Iris Crosstown Partners LLC; "City Vista" - Oxford City Vista Development LLC; "Overton Rise" - Newport Overton Holdings, LLC; "Haven West" - Haven Campus Communities Member, LLC; "Haven 12" - Haven Campus Communities - Starkville, LLC; "Founders' Village" - Oxford NTW Apartments LLC; "Encore" - GP - RV Land I, LLC; "Encore Lending" - Encore Capital Member, LLC; "Palisades" - Oxford Palisades Apartments LLC; "Fusion" - 360 - Irvine, LLC; "Green Park" - Weems Road Property Owner, LLC; "Stadium Village" - Haven Campus Communities - Kennesaw, LLC; "Summit Crossing III" - Oxford Forsyth Development, LLC; "Overture" - Iris Crosstown Apartments II, LLC; "Aldridge at Town Village" - Newport Town Village Holdings, LLC; "18 Nineteen" - Haven Campus Communities Lubbock, LLC; "Haven South" - Haven Waco Partners, LLC; "Haven Tampa" - Haven Campus Communities - Tampa, LLC; "Bishop Street" - Newport Bishop LLC; "Dawson Marketplace" - Hendon-BRE Dawson Marketplace, LLC; "Wade Green" - Wade Green Associates, LLLP; "Hidden River" - Oxford Hidden River Lending, LLC; and "Hidden River Capital" - Mill Green Capital, LLC.

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

(4)	Real estate loan in support of a completed student housing community adjacent to the campus of the University of West Georgia.
(5)	See note 7 - related party transactions.
(6)	Real estate loan in support of a completed student housing community adjacent to the campus of Mississippi State University.
(7)	Effective July 1, 2015, the deferred interest rate was increased by 1.0% per annum.
(8)	Real estate loan in support of a completed student housing community adjacent to the campus of Kennesaw State University.
(9)	Real estate loan to partially finance the acquisition of land and predevelopment costs for a third phase adjacent to our Summit Crossing multifamily community.
(10)	Real estate loan to partially finance the acquisition of land and predevelopment costs for a second phase adjacent to the Crosstown Walk multifamily community.
(11)	Real estate loan in support of a planned student housing community adjacent to the campus of Texas Tech University.
(12)	Real estate loan in support of a planned student housing community adjacent to the campus of Baylor University.
(13)	Bridge loan in support of a planned student housing community adjacent to the campus of the University of South Florida.
(14)	Bridge loan to partially finance the acquisition of land and predevelopment costs for a multifamily community in Atlanta, Georgia.
(15)	Real estate loan in support of a planned approximate 200,000 square foot retail center in the Atlanta, Georgia market.
(16)	First position loan secured by a grocery-anchored shopping center in the Atlanta, Georgia market.
(17)	Real estate loan and a member loan in support of a planned multifamily community in Tampa, Florida.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

The Palisades, Green Park, Stadium Village and Founders' Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal.

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrower. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Haven Tampa, Bishop Street, and Wade Green loans are also collateralized by the acquired land or property. The Haven West loan is additionally collateralized by an assignment by the developer of security interests in an unrelated project. Prepayment of the real estate loans are permitted in whole, but not in part, without the Company's consent.

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At December 31, 2015, none of the Company's real estate loans were delinquent.

		As of December 31, 2015				Carrying amount as of
Project/Property		Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	December 31, 2015	December 31, 2014

Crosstown Walk		$10,962,000	$219,240	$(109,620)	$(11,960)	$10,950,040	$10,862,615
CityPark View	(1)	—	200,000	(100,000)	—	—	9,951,728
City Vista		16,107,735	322,134	(161,067)	(24,304)	16,083,431	13,708,474
Aster at Lely	(1)	—	254,265	(127,133)	—	—	12,330,262
Overton Rise		16,603,935	332,079	(166,040)	(30,976)	16,572,959	15,773,937
Haven West		6,784,167	138,816	(69,408)	(8,332)	6,775,835	6,753,917
Haven 12		5,815,849	122,328	(61,164)	—	5,815,849	5,506,157
Founders' Village	(2)	9,866,000	197,320	(98,660)	(24,184)	9,841,816	9,804,058
Encore		10,958,200	539,695	(269,847)	(63,922)	10,894,278	11,966,456
Encore Capital		6,036,465	—	—	—	6,036,465	—
Palisades	(2)	16,070,000	321,400	(160,700)	(6,183)	16,063,817	14,374,036
Fusion		37,332,837	1,120,890	(560,445)	(260,602)	37,072,235	20,313,722
Green Park	(2)	12,356,189	269,287	(134,644)	(25,701)	12,330,489	4,602,691
Stadium Village	(2)	13,329,868	268,500	(134,250)	(8,575)	13,321,293	12,664,902
Summit Crossing III		7,246,400	144,928	(72,464)	(40,507)	7,205,894	2,393,639
Overture		4,519,495	138,400	(69,200)	(38,049)	4,481,446	2,225,079
Aldridge at Town Village		9,776,455	219,500	(109,750)	(68,923)	9,707,532	—
18 Nineteen		14,496,563	311,967	(155,984)	(74,995)	14,421,568	—
Haven South		14,200,703	309,113	(154,557)	(112,849)	14,087,852	—
Haven Tampa		2,900,000	58,000	(29,000)	(8,933)	2,891,067	—
Bishop Street		3,107,012	62,140	(31,070)	(20,234)	3,086,778	—
Dawson Marketplace		11,573,432	257,140	(128,570)	(10,080)	11,563,352	—
Wade Green		6,250,000	62,500	—	(24,696)	6,225,304	—
Hidden River		—	94,699	(47,350)	(47,350)	(47,350)	—
Hidden River Capital		2,671,870	107,600	(53,800)	(52,062)	2,619,808	—

		$238,965,175	$6,071,941	$(3,004,723)	$(963,417)	$238,001,758	$153,231,673

(1) Loan was repaid in full by the borrower during 2015.
(2) 25% of the net amount collected by the Company as an Acquisition fee was paid to the associated loan participant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

The Company holds options, but not obligations, to purchase certain of the properties which are partially financed by its real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing.

	Purchase option window		Purchase option price	Total units upon completion	Total beds (student housing communities)
Project/Property	Begin	End

Crosstown Walk	7/1/2016	12/31/2016	$39,654,273	342	—
City Vista	2/1/2017	5/31/2017	$43,560,271	272	—
Overton Rise	7/8/2016	12/8/2016	$51,500,000	294	—
Haven West	8/1/2016	1/31/2017	$26,138,466	160	568
Haven 12	9/1/2016	11/30/2016	(1)	152	536
Founders' Village	2/1/2017	5/31/2017	$44,266,000	247	—
Encore	1/8/2018	5/8/2018	(1)	340	—
Palisades	3/1/2017	7/31/2017	(1)	304	—
Fusion	1/1/2018	4/1/2018	(1)	280	—
Green Park	11/1/2017	2/28/2018	(1)	310	—
Stadium Village	9/1/2016	11/30/2016	(1)	198	792
Summit Crossing III	8/1/2017	11/30/2017	(1)	172	—
Overture	1/1/2018	5/1/2018	(1)	180	—
Aldridge at Town Village	11/1/2017	2/28/2018	(1)	300	—
18 Nineteen	10/1/2017	12/31/2017	(1)	217	732
Haven South	10/1/2017	12/31/2017	(1)	250	840
Haven Tampa	N/A	N/A	N/A	158	542
Bishop Street	N/A	N/A	N/A	232	—
Dawson Marketplace	12/16/2017	12/15/2018	(1)	—	—
Oxford Encore	N/A	N/A	N/A	—	—
Wade Green	N/A	N/A	N/A	—	—
Hidden River Lending	9/1/2018	12/31/2018	(1)	300	—

				4,708	4,010

(1) The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 20 and 60 basis points, depending on the loan.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

At December 31, 2015, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				12/31/2015	12/31/2014

360 Residential, LLC (1)	3/20/2013	6/30/2016	$2,000,000	$1,304,999	$1,107,348	12%
TPKG 13th Street Development, LLC (2)	5/3/2013	N/A	—	—	5,605,178	N/A
Preferred Capital Marketing Services, LLC (3)	1/24/2013	12/31/2016	1,500,000	1,305,550	1,500,000	10%
Riverview Associates, Ltd. (2)	12/17/2012	N/A	—	—	300,000	N/A
Pecunia Management, LLC (2)	11/16/2013	N/A	—	—	200,000	N/A
Oxford Contracting LLC (1)	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%
Preferred Apartment Advisors, LLC (1,3,4)	8/21/2012	12/31/2016	13,000,000	12,793,440	9,128,038	8%
Haven Campus Communities, LLC (1,3)	6/11/2014	6/30/2016	5,400,000	5,359,904	3,540,099	12%
Oxford Capital Partners, LLC (1,5)	6/27/2014	3/31/2017	13,400,000	10,502,626	4,029,737	12%
Newport Development Partners, LLC (1)	6/17/2014	6/30/2016	3,000,000	806,318	1,860,560	12%
360 Residential, LLC II (1)	12/30/2015	12/31/2017	3,255,000	2,477,952	—	15%
Hendon Properties, LLC (1)	12/8/2015	3/31/2017	2,000,000	2,000,000	—	12%

Unamortized loan fees				(82,056)	(48,400)

			$45,055,000	$37,943,733	$28,697,560

(1) A revolving credit line, the amounts payable under which are collateralized by guaranties of payment and performance by the principals of the borrower.
(2) The outstanding balance was fully repaid during 2015.
(3) See related party disclosure in Note 7.
(4) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the fourth amended and restated management agreement, or Management Agreement, between the Company and the Manager.

(5) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2,000,000 are collateralized by a personal guaranty of repayment by the principals of the borrower.

The Company recorded interest income and other revenue from these instruments as follows:

	Year ended December 31,
	2015	2014	2013
Real estate loans:
Current interest payments	$16,188,752	$10,987,856	$4,711,773
Additional accrued interest	10,809,028	6,940,500	3,288,982
Deferred loan fee revenue	829,969	872,513	343,218

Total real estate loan revenue	27,827,749	18,800,869	8,343,973
Interest income on notes and lines of credit	2,853,961	3,026,856	1,386,695

Interest income on loans and notes receivable	$30,681,710	$21,827,725	$9,730,668

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
December 31, 2015

The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Vista, Overton Rise, Crosstown Walk, Haven West, and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2015 of approximately $60.3 million. The maximum aggregate amount of loans to be funded as of December 31, 2015 was approximately $61.0 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the Crosstown Walk, City Vista, Founders' Village, Palisades, Encore, Encore Capital, Summit Crossing III, Overture, Hidden River and Hidden River Capital real estate loans, the promissory note from Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC, as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these loans total approximately $96.4 million (with a total commitment amount of $114.6 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the real estate loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of December 31, 2015.

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Overton Rise, Haven West, Encore, Encore Capital, Green Park, Stadium Village, Summit Crossing III, Aldridge at Town Village, Bishop Street, Dawsonville Marketplace, and Wade Green real estate loans, all of which are partially supporting proposed multifamily communities, student housing projects, and two shopping centers in or near Atlanta, Georgia. The drawn amount of these loans as of December 31, 2015 totaled approximately $104.0 million (with a total commitment amount of approximately $111.6 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

The borrowers and guarantors behind the Crosstown Walk, City Vista, Founders' Village, Palisades, Encore, Encore Capital, Summit Crossing III, Overture, Hidden River, and Hidden River Capital real estate loans, the promissory note to Oxford Contracting, LLC, and the revolving line of credit to Oxford Capital Partners, LLC collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $12.6 million, $8.6 million and $5.4 million for the twelve-month periods ended December 31, 2015, 2014, and 2013, respectively.

6. Redeemable Preferred Stock and Equity Offerings
The Company's Follow-on Offering is being offered by International Assets Advisory, LLC, or the Dealer Manager, on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The redemption schedule of the Preferred Stock allows redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

As of December 31, 2015, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $47.2 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $10.8 million. As of December 31, 2015, the Company had issued 486,182 Units and collected net proceeds of approximately $438.6 million after commissions.  A total of 3,218 shares of Preferred Stock were subsequently redeemed. The number of Units issued was approximately 49.1% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. Consequently, the Company cumulatively recognized approximately 49.1% of the approximate $10.8 million deferred to date, or approximately $5.3 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $5.8 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at December 31, 2015.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

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
On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $721,000 as of December 31, 2015, of which approximately $333,000 are reflected as deferred offering costs in the asset section of the consolidated balance sheet at December 31, 2015. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered. During November 2013, the Company sold approximately 4.2 million shares of Common Stock and collected net proceeds of approximately $30.7 million, or 16.5% of the total amount of securities available for issuance under the Shelf Registration Statement. These offering costs related to the Shelf Registration Statement will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through December 31, 2015, the Company sold approximately 6.5 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $54.4 million.
7. Related Party Transactions
John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, and Leonard A. Silverstein, the Company's President and Chief Operating Officer and a member of the Board, are also executive officers and directors of NELL Partners, Inc., which controls the Manager. Mr. Williams, Mr. Silverstein, and Daniel M. DuPree comprise the board of directors of Nell Partners, Inc. Mr. Williams is the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

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
December 31, 2015

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Twelve months ended December 31,
Type of Compensation	Basis of Compensation	2015	2014	2013

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced	$6,292,280	$4,272,586	$2,303,283
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,622,589	2,163,783	1,347,415
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	2,456,968	1,229,319	883,016
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,764,555	1,058,927	636,584

		$14,136,392	$8,724,615	$5,170,298

Included in the acquisition fees recognized for the twelve months ended December 31, 2014 were $714,570 paid as a fee to Joel T. Murphy, which was earned prior to his appointment as a director and Chief Executive Officer of New Market Properties, LLC, a related party, related to the acquisition of nine grocery-anchored shopping centers. Mr. Murphy was also paid a fee of $57,268 in connection with one grocery-anchored shopping center acquisition prior to becoming a director of the Company and the Chief Executive Officer of New Market Properties, LLC, which is included in other acquisition costs.

The Management Agreement also entitles the Manager to receive construction management fees as compensation for services rendered in connection with the construction, development or landscaping of the properties, including the supervision of any third party vendors engaged by the Manager to provide such services; such fee is an amount equal to the customary and competitive market rates in light of the size, type and location of the property. The Company paid construction management fees of $59,554 to the Manager for the twelve month period ended December 31, 2015, which were capitalized as part of the related capital improvement. There were no such amounts paid to the Manager for prior periods.

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any contingent fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of approximately $2.1 million of combined asset management and general and administrative expense fees related to the acquired properties as of December 31, 2015 have been deferred by the Manager. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of December 31, 2015, the Company determined that there was insufficient evidence to support recognition of these contingent fees; therefore, the Company has not recognized any expense for the contingent amounts deferred.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Year ended December 31,
2015	2014	2013
$5,885,242	$2,882,283	$2,186,981

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $804,648, $778,888 and $346,200 for the twelve-month periods ended December 31, 2015, 2014 and 2013, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $390,872 for the twelve-month

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

period ended December 31, 2015. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West, Haven 12, Stadium Village, 18 Nineteen, Haven South, and Haven Tampa real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including disposition fees based on the lesser of (A) one-half of the commission that would be reasonable and customary; and (B) 1% of the sale price of the asset.

Furthermore, the Manager holds the special limited partnership interest in the Operating Partnership, which entitles the Manager to distributions from the Operating Partnership equal to 15% of any net proceeds from the sale of a property that are remaining after the payment of (i) the capital and certain expenses related to all realized investments (including the sold asset), and (ii) a 7% priority annual return on such capital and expense; provided that all accrued and unpaid dividends on the Preferred Stock have been paid in full.

The Company did not incur any of these other potential fees during the twelve-month periods ended December 31, 2015, 2014, or 2013.

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

The Company holds a promissory note in the amount of $1,305,550 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company extended a revolving line of credit with a maximum borrowing amount of $13.0 million to its Manager. See Note 19, Subsequent Events.

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Preferred Stock were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

2015			2014
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2015	192,607	$984,217	January 31, 2014	89,313	$454,344
February 27, 2015	206,007	1,047,189	February 28, 2014	93,005	468,337
March 31, 2015	223,699	1,141,491	March 31, 2014	98,200	497,855
April 30, 2015	243,570	1,244,249	April 30, 2014	101,436	510,905
May 29, 2015	267,273	1,366,207	May 30, 2014	105,630	533,800
June 30, 2015	288,392	1,480,101	June 30, 2014	109,865	556,074
July 31, 2015	311,944	1,588,310	July 31, 2014	115,114	583,110
August 31, 2015	334,013	1,701,019	August 29, 2014	123,334	626,595
September 30, 2015	358,687	1,824,796	September 30, 2014	135,109	693,812
October 30, 2015	384,085	1,955,840	October 31, 2014	146,145	744,271
November 30, 2015	417,895	2,138,764	November 30, 2014	159,325	812,608
December 31, 2015	446,165	2,279,751	December 31, 2014	175,024	900,609

	Total	$18,751,934		Total	$7,382,320

The Company's dividend activity on its Common Stock for the twelve-month periods ended December 31, 2015 and 2014 was:

2015				2014
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 13, 2015	22,004,309	$0.175	$3,850,754	March 14, 2014	15,336,059	$0.16	$2,453,769
June 15, 2015	22,290,677	0.18	4,012,322	June 16, 2014	16,613,827	0.16	2,658,212
September 15, 2015	22,323,604	0.18	4,018,249	September 15, 2014	18,361,942	0.16	2,937,911
December 15, 2015	22,415,578	0.1925	4,314,999	December 15, 2014	21,128,203	$0.175	3,697,436

		$0.7275	$16,196,324			$0.655	$11,747,328

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At December 31, 2015, the Company had 276,560 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2015			2014
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
February 5, 2015	April 22, 2015	$49,063	February 6, 2014	April 22, 2014	$36,552
April 29, 2015	July 15, 2015	50,465	May 8, 2014	July 17, 2014	21,509
August 6, 2015	October 21, 2015	49,779	August 7, 2014	October 17, 2014	23,201
November 5, 2015	January 15, 2016	53,238	November 3, 2014	January 15, 2015	25,379

		$202,545			$106,641

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

The income tax characterization of the Company's dividend distributions were as follows:

	2015	2014	2013
Preferred Stock:
Ordinary income	100%	100%	70.2%
Return of Capital	—	—	29.8%

Common Stock:
Ordinary income	33%	100%	—
Return of Capital	67%	—	100%

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

Equity compensation expense by award type for the Company was:

	Year ended December 31,			Unamortized expense as of December 31,
	2015	2014	2013	2015

Quarterly board member committee fee grants	$53,926	$47,864	$46,089	$—
Class B Unit awards:
Executive officers - 2012	—	—	2,580	—
Executive officers - 2013	—	2,318	859,901	—
Executive officers - 2014	3,825	1,433,767	—	—
Executive officers - 2015	1,984,052	—	—	5,236
Vice chairman of board of directors	—	—	25,623	—
Restricted stock grants:
2012	—	—	86,250	—
2013	—	85,812	171,194	—
2014	107,321	214,588	—	—
2015	213,329	—	—	106,683

Total	$2,362,453	$1,784,349	$1,191,637	$111,919

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
December 31, 2015

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

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant. Details concerning these grants were:

Grant date	Number of shares	Fair value per share	Total fair value

2/7/2013	2,115	$8.59	$18,168
8/8/2013	708	$8.45	5,983
11/7/2013	2,178	$8.28	18,034
12/26/2013	488	$8.00	3,904
	5,489		$46,089

2/6/2014	2,241	$8.00	$17,928
8/7/2014	1,350	$8.80	11,880
11/3/2014	2,102	$8.59	18,056
	5,693		$47,864

2/5/2015	1,782	$10.05	$17,909
5/7/2015	564	$10.62	5,990
8/6/2015	1,647	$10.94	18,019
11/4/2015	540	$11.14	6,016
11/5/2015	534	$11.22	5,992
	$5,067		$53,926

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

Class B OP Units

On January 2, 2013, pursuant to the limited partnership agreement of the Operating Partnership, the Company caused the Operating Partnership to grant 142,046 Class B Units of the Operating Partnership, or Class B OP Units, to certain of its executive officers as compensation for service to be rendered during 2013. On January 2, 2014, the Company caused the Operating Partnership to grant 239,556 Class B OP Units for service to be rendered during 2014. On January 2, 2015, the Company caused the Operating Partnership to grant 285,997 Class B OP Units for service to be rendered during 2015.

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

The market capitalization achievement measure described above that determines the transition of the Vested Class B OP Units to Earned Class B OP Units requires the utilization of a Monte Carlo simulation to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On January 3, 2013, the 106,988 outstanding Class B OP Units for service provided during 2012 became fully vested and earned and automatically converted to Class A OP Units of the Operating Partnership. On January 2, 2014, 131,464 of the 142,046 outstanding Class B OP Units for 2013 became fully vested and earned and automatically converted to Class A OP Units of the Operating Partnership. The remaining 10,582 unvested 2013 Class B OP Units became vested and earned and automatically converted to Class A OP Units of the Operating Partnership on June 30, 2014.

The underlying valuation assumptions and results for the Class B OP Unit awards were:

Grant dates	1/2/2013	1/2/2014	1/2/2015
Stock price	$7.88	$8.05	$9.21
Dividend yield	7.36%	8.12%	7.60%
Expected volatility	32.1%	32.72%	30.13%
Risk-free interest rate	2.91%	3.80%	2.55%

Derived service period (years)	1.0	1.0	1.0

Number of Units granted	142,046	239,556	285,997
Calculated fair value per Unit, assuming:
50% vesting	$—	$—	$—
100% vesting	$6.07	$5.94	$6.81

Total fair value of Units	$862,219	$1,422,963	$1,947,640

Target market threshold increase	$1,150,000	$1,959,000	$2,629,000

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.145 for the 2013 annual awards, $0.16 for the 2014 awards and $0.1925 for the 2015 awards.

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
December 31, 2015

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

10. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

		Principal balance as of					Interest only through date (2)
	Acquisition/ refinancing date	December 31, 2015	December 31, 2014	Maturity date	Interest rate (1)

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	4.22%		7/1/2020
Stone Rise	7/3/2014	25,014,250	25,187,000	8/1/2019	2.89%		8/31/2015
Summit Crossing	4/21/2011	20,366,748	20,685,760	5/1/2018	4.71%		5/1/2014
Summit Crossing secondary financing	8/28/2014	5,145,250	5,229,386	9/1/2019	4.39%		N/A
Summit II	3/20/2014	13,357,000	13,357,000	4/1/2021	4.49%		3/1/2020
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%		2/28/2018
Ashford Park secondary financing	8/28/2014	6,520,564	6,632,542	2/1/2020	4.13%		N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%		2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%		2/28/2018
Enclave	9/26/2014	24,862,000	24,862,000	10/1/2021	3.68%		10/31/2017
Sandstone	9/26/2014	31,556,664	32,200,225	10/1/2019	3.18%		N/A
Stoneridge	9/26/2014	27,302,546	27,859,349	10/1/2019	3.18%		N/A
Vineyards	9/26/2014	34,775,000	34,775,000	10/1/2021	3.68%		10/31/2017
Spring Hill Plaza	9/5/2014	9,868,025	9,900,000	10/1/2019	3.36%		10/31/2015
Parkway Town Centre	9/5/2014	7,176,745	7,200,000	10/1/2019	3.36%		10/31/2015
Woodstock Crossing	8/8/2014	3,090,953	3,138,389	9/1/2021	4.71%		N/A
Deltona Landings	9/30/2014	7,074,722	7,215,551	10/1/2019	3.48%		N/A
Powder Springs	9/30/2014	7,465,051	7,613,650	10/1/2019	3.48%		N/A
Kingwood Glen	9/30/2014	11,836,741	12,072,363	10/1/2019	3.48%		N/A
Barclay Crossing	9/30/2014	6,655,117	6,787,594	10/1/2019	3.48%		N/A
Sweetgrass Corner	9/30/2014	8,063,653	8,221,429	10/1/2019	3.58%		N/A
Parkway Centre	9/30/2014	4,635,162	4,727,430	10/1/2019	3.48%		N/A
Salem Cove	10/6/2014	9,600,000	9,600,000	11/1/2024	4.21%		11/30/2016
Avenues at Cypress	2/13/2015	22,578,863	—	9/1/2022	3.43%		N/A
Avenues at Northpointe	2/13/2015	27,878,000	—	3/1/2022	3.16%		3/31/2017
Lakewood Ranch	5/21/2015	30,528,618	—	12/1/2022	3.55%		N/A
Aster Lely	6/24/2015	33,746,379	—	7/5/2022	3.84%		N/A
CityPark View	6/30/2015	21,924,060	—	7/1/2022	3.27%		N/A
Avenues at Creekside	7/31/2015	41,625,000	—	8/1/2024	1.79%	(3)	8/31/2016
Citi Lakes	9/3/2015	44,282,826	—	4/1/2023	2.36%	(4)	N/A
Independence Square	8/27/2015	12,617,500	—	9/1/2022	3.93%		9/30/2016
Royal Lakes Marketplace	9/4/2015	9,800,000	—	9/4/2020	2.74%	(5)	4/3/2017
Stone Creek	11/12/2015	16,792,850	—	10/1/2046	3.75%		N/A
Lenox Village Town Center	12/21/2015	31,394,460	—	5/1/2019	3.82%		N/A
Lenox Village III	12/21/2015	18,410,000	—	1/1/2023	4.04%		N/A
Overlook at Hamilton Place	12/22/2015	21,000,000	—	1/1/2026	4.19%		N/A
Summit Point	10/30/2015	12,846,544	—	11/1/2022	3.57%		N/A

Total		$696,945,291	$354,418,668

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

Footnotes to Mortgage Notes Table

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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of December 31, 2015, the Company has an outstanding principal balance of $9.8 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 2.74% as of December 31, 2015.

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
The Third Modification Agreement increased our borrowing capacity on the Revolving Line of Credit from $40 million to $45 million and extended the maturity date to July 1, 2015. Once the Company's operating real estate assets exceeded $300 million, the borrowing capacity was increased to $50 million. On February 12, 2015, the Company extended the maturity of its Revolving Line of Credit to February 12, 2016 and amended the interest rate to 1 Month LIBOR plus 3.25% per annum. On August 28, 2015, we entered into the Third Amended and Restated Credit Agreement, under which our borrowing capacity on the Revolving Line of Credit was increased to $70.0 million and the maturity date was extended to August 27, 2018.
On September 19, 2014, the Company entered into an Amended and Restated Credit Agreement with Key Bank that also added a $45 million term loan, or Term Loan, to the Company's Credit Facility, for the specific purpose to partially finance the acquisitions of the Sunbelt and Dunbar portfolios. The Term Loan bore interest at 1 Month LIBOR plus 4.5%. On December 23, 2014, the Company repaid in full the outstanding principal and accrued interest owed and thereby terminated the Term Loan. On February 12, 2015, the Company entered into a $32.0 million term loan with Key Bank National Association under the Credit Facility, or the Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of 1 Month LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.
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
December 31, 2015

AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.
As of December 31, 2015, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $275,000,000	(2)	$525,453,790
Debt yield	Minimum 8.0%		8.69%
Payout ratio	Maximum 95%	(3)	80.1%
Total leverage ratio	Maximum 62.5%		56.7%
Debt service coverage ratio	Minimum 1.50x		2.65x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $275 million plus 75% of the net proceeds of any equity offering, which totaled approximately $373 million as of December 31, 2015.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended December 31, 2015, the maximum dividends and distributions allowed under this covenant was approximately $41,675,000.

Loan fees and closing costs for the establishment and subsequent amendments of the Revolving Line of Credit, the Term Loan, as well as the mortgage debt on the Company's multifamily communities and grocery-anchored shopping centers, are amortized utilizing the straight-line method over the lives of the loans, which approximates the effective interest method. At December 31, 2015, aggregate unamortized loan costs were approximately $8.6 million, which will be amortized over a weighted average remaining loan life of approximately 5.7 years. The weighted average interest rate for the Credit Facility was 3.7% for the twelve-month period ended December 31, 2015. The Revolving Line of Credit also bore a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.35% per annum until August 28, 2015, when the unused commitment fee was amended to 0.20% or 0.30% per annum, based on the amount borrowed as a percentage of the total commitment, pursuant to the Third Amended and Restated Credit Agreement.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Year ended December 31,
	2015	2014	2013

Multifamily communities:
Properties acquired prior to 2014	$6,334,002	$5,930,170	$4,446,828
Dunbar Portfolio	4,352,703	1,179,122	—
Houston Portfolio	1,545,993	—	—
Other properties acquired during 2015	2,761,356	—	—
Retail shopping centers:
Sunbelt Portfolio	1,824,503	474,244	—
Nashville Portfolio	655,488	207,987	—
Other	999,887	171,866	—
Interest paid to real estate loan participants	1,496,566	219,587	—

	19,970,498	8,182,976	4,446,828
Revolving Credit Facility and Term Note	1,345,233	2,005,211	1,041,524
Interest Expense	$21,315,731	$10,188,187	$5,488,352

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments, including its line of credit as of December 31, 2015 were:

Period	Future principal payments
2016	$43,291,656
2017	10,809,696
2018	32,506,100
2019	180,737,566
2020	108,446,262
thereafter	355,654,011

Total	$731,445,291
11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the years ended December 31, 2015, 2014 and 2013.

12. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. As of December 31, 2015, the amount guarantied by the Company was $6.4 million and is reduced by $555,000 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of December 31, 2015, the Company guarantied up to $405,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $2.1 million of combined asset management and general and administrative expense fees related to the acquired properties as of December 31, 2015 have been deferred by the Manager. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above.

At December 31, 2015, the Company had unfunded balances on its real estate loan portfolio of approximately $43.5 million.

13. Operating Leases

The Company’s grocery-anchored shopping centers are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining non-cancelable terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of December 31, 2015, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

For the years ending December 31:	Future Minimum Rents

2016	$13,638,704
2017	12,190,508
2018	10,987,319
2019	8,913,162
2020	7,251,423
Thereafter	30,412,505
$83,393,621

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt region of the United States. The Company’s retail tenant base primary consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 51.5% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.

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

Retail - consists of the Company's portfolio of grocery-anchored shopping centers.

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

	December 31, 2015	December 31, 2014

Assets:
Multifamily communities	$781,224,019	$368,224,617
Financing	290,268,921	189,984,602
Retail	211,647,262	123,932,893
Other	12,388,831	9,240,795
Consolidated assets	$1,295,529,033	$691,382,907

Total capitalized expenditures of $3,579,457 and $1,868,904 (excluding the purchase price of acquisitions) were recorded for the twelve months ended December 31, 2015 and 2014, respectively, attributable to the Company’s multifamily communities segment. Total capitalized expenditures of $1,088,585 and $221,950 (excluding the purchase price of acquisitions) were recorded for the twelve months ended December 31, 2015 and 2014, respectively, attributable to the Company’s retail segment.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

	Twelve months ended December 31,
	2015	2014	2013
Revenues

Multifamily communities	$65,232,087	$31,234,822	$22,402,823
Financing	30,681,709	21,827,725	9,730,668
Retail	13,391,716	3,473,823	—
Consolidated revenues	$109,305,512	$56,536,370	$32,133,491

Segment net operating income (Segment NOI)

Multifamily communities	$36,339,603	$18,209,645	$12,972,052
Financing	30,681,709	21,827,725	9,730,668
Retail	9,499,476	2,526,122	—

Consolidated segment net operating income	76,520,788	42,563,492	22,702,720

Interest and loss on early debt extinguishment:
Multifamily communities	14,994,054	7,109,292	5,051,166
Retail	3,479,879	854,097	—
Financing	2,841,799	2,224,798	1,041,524
Depreciation and amortization:
Multifamily communities	30,970,345	14,199,048	15,250,130
Retail	7,125,989	2,129,667	—
Professional fees	1,880,232	1,261,667	705,430
Management fees, net of deferrals	5,235,748	3,214,642	1,983,999
Acquisition costs:
Multifamily communities	7,496,798	3,109,252	1,476,375
Retail	1,656,965	4,123,365	52,791
Equity compensation to directors and executives	2,362,453	1,784,349	1,191,637
Other	902,515	426,112	155,160

Net income (loss)	$(2,425,989)	$2,127,203	$(4,205,492)
15. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Year ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$(2,425,989)	$2,127,203	$(4,205,492)
Net (income) loss attributable to non-controlling interests	25,321	(33,714)	222,404
Net income (loss) attributable to the Company	(2,400,668)	2,093,489	(3,983,088)
Dividends declared to Series A preferred stockholders (A)	(18,751,934)	(7,382,320)	(3,272,670)
Dividends declared to Series B preferred stockholders	—	—	(690,476)
Deemed non-cash dividend to holders of Series B Preferred Stock	—	—	(7,028,557)
Earnings attributable to unvested restricted stock (B)	(19,256)	(24,090)	(18,139)
Net loss attributable to common stockholders	$(21,171,858)	$(5,312,921)	$(14,992,930)

Denominator:
Weighted average number of shares of Common Stock - basic	22,182,971	17,399,147	9,456,228
Effect of dilutive securities: (C)
Warrants	—	—	—
Class B Units	—	—	—
Unvested restricted stock	—	—	—
Weighted average number of shares of Common Stock - diluted	22,182,971	17,399,147	9,456,228

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.95)	$(0.31)	$(1.59)

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 482,964, 192,846, and 89,313 outstanding shares of Series A Preferred Stock at December 31, 2015, 2014, and 2013, respectively.

(B) The Company's outstanding unvested restricted share awards (15,067, 39,216, and 29,016 shares of Common Stock at December 31, 2015, 2014, and 2013, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss attributable to common stockholders for the twelve-month periods ended December 31, 2015, 2014 and 2013, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would have been outstanding for the first quarter of 2015 due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expired on March 31, 2015, and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 9,141,180 shares of Common Stock, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

16. Selected Quarterly Financial Data (unaudited)

Quarterly financial information was as follows:

	Three months ended:
	3/31/2015	6/30/2015	9/30/2015	12/31/2015

Revenues	$21,344,515	$24,088,827	$29,955,693	$33,916,477
Operating (loss) income	$3,612,186	$5,109,304	$4,120,993	$6,047,259
Net (loss) income	$(764,929)	$420,836	$(1,697,767)	$(384,129)
Net (loss) income attributable to common stockholders	$(3,934,990)	$(3,679,421)	$(6,800,672)	$(6,756,775)

Net (loss) income per share of Common Stock
available to Common Stockholders:
Basic	$(0.18)	$(0.17)	$(0.31)	$(0.30)
Diluted	$(0.18)	$(0.17)	$(0.31)	$(0.30)
Weighted average shares outstanding:
Basic	21,813,974	22,215,663	22,292,217	22,402,366
Diluted	21,813,974	22,215,663	22,292,217	22,402,366

	Three months ended:
	3/31/2014	6/30/2014	9/30/2014	12/31/2014

Revenues (1)	$11,240,082	$12,065,190	$13,182,660	$20,048,438
Operating (loss) income (1)	$4,511,492	$4,208,870	$(1,079,326)	$4,674,354
Net (loss) income	$2,795,841	$2,424,472	$(3,229,373)	$136,263
Net (loss) income attributable to common stockholders	$1,331,765	$797,053	$(5,112,684)	$(2,329,055)

Net (loss) income per share of Common Stock
available to Common Stockholders:
Basic	$0.09	$0.05	$(0.29)	$(0.11)
Diluted	$0.09	$0.05	$(0.29)	$(0.11)
Weighted average shares outstanding:
Basic	15,316,816	16,287,354	17,564,091	20,364,971
Diluted	15,562,608	16,421,351	17,564,091	20,750,050

Total revenues previously reported in Form 10-K	$10,182,406

Total revenues subsequently reclassified from discontinued operations	1,057,676

Total revenues reported in Form 10-K	$11,240,082	$12,065,190	$13,182,660	$20,048,438

Operating (loss) income previously reported in Form 10-K	$3,879,608

Operating income subsequently reclassified from discontinued operations	631,884

Operating (loss) income reported in Form 10-K	$4,511,492	$4,208,870	$(1,079,326)	$4,674,354

Net (loss) income from continuing operations
previously reported in Form 10-K	$2,478,420

Net income from continuing operations subsequently reclassified from
discontinued operations	317,421

Net (loss) income reported in Form 10-K	$2,795,841	$2,424,472	$(3,229,373)	$136,263

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

17. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on January 1 of the previous year, as shown below:

Hypothetical acquisition date
1/1/2014	1/1/2013
Lenox Portfolio	Dunbar Portfolio
Stone Creek	Salem Cove
Citi Lakes	Sunbelt Portfolio
Avenues at Creekside	Spring Hill Plaza
CityPark View	Parkway Town Centre
Aster at Lely
Venue at Lakewood Ranch
Houston Portfolio
Overlook at Hamilton Place
Summit Point
Royal Lakes Marketplace
Independence Square

The Company’s condensed pro forma financial results were:

	Twelve months ended December 31,
	2015	2014	2013
Pro forma:
Revenues	$134,809,496	$106,896,527	$61,938,596

Net income (loss)	$(2,559,642)	$(24,386,460)	$(13,306,938)

Net income (loss) attributable to the Company	$(2,532,673)	$(24,171,219)	$(12,970,994)

Net loss attributable to common stockholders	$(21,303,863)	$(31,577,629)	$(23,980,836)

Net income loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.89)	$(1.68)	$(2.20)

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	24,020,222	18,850,410	10,906,208

Material nonrecurring pro forma adjustments which were directly attributable to these business combinations included the pro forma issuance at January 1, 2013 of 1,450,000 shares of Common Stock to partially finance certain of these acquisitions, and the removal of all acquisition fees incurred from the actual historical periods of recognition of approximately $(9.1 million), $(2.1 million) and $2.6 million for the twelve-month periods ended December 31, 2015, 2014, and 2013, respectively. Of those acquisition fees removed, the 1% acquisition fees, which are contractually due to PAA, were pushed back to the pro forma acquisition periods. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

18. Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, notes receivable, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature. The Company's Fusion loan was measured at fair value on a recurring basis as of December 31, 2014; it was converted to a real estate loan on July 1, 2015.

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

loan fee revenue, where applicable. Accrued interest included in the carrying values of the Company's real estate loans was approximately $14.3 million and $8.0 million at December 31, 2015 and 2014, respectively.

	As of December 31, 2015
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$252,296,406	$267,383,427	$—	$—	$267,383,427
Notes receivable and line of credit receivable	37,943,733	37,943,733	—	—	37,943,733
	$290,240,139	$305,327,160	$—	$—	$305,327,160
Financial Liabilities:
Mortgage notes payable	$696,945,291	$692,008,640	$—	$—	$692,008,640
Revolving Line of Credit	34,500,000	34,500,000	—	—	34,500,000
Loan participation obligations	13,544,160	14,061,190	—	—	14,061,190

	$744,989,451	$740,569,830	$—	$—	$740,569,830

	As of December 31, 2014
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$161,268,255	$166,583,953	$—	$—	$166,583,953
Notes receivable	28,697,560	28,697,560	—	—	28,697,560
Line of credit receivable	—	—	—	—	—
	$189,965,815	$195,281,513	$—	$—	$195,281,513
Financial Liabilities:
Mortgage notes payable (2)	$354,418,668	360,557,496	$—	$—	$360,557,496
Revolving credit facility	24,500,000	24,500,000	—	—	24,500,000
Loan participation obligations	7,990,798	8,399,069	—	—	8,399,069
	$386,909,466	$393,456,565	$—	$—	$393,456,565

(1) The carrying value of real estate loans includes the Fusion loan of $37,072,235 and 20,313,722 at December 31, 2015 and December 31, 2014, respectively, for which the Company elected to account for utilizing the fair value option on a recurring basis until it was converted to a real estate loan on July 1, 2015. The carrying value of real estate assets also includes the Company's balance of the Palisades, Green Park, Founders' Village and Stadium Village real estate loans, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements.

(2) The carrying value of mortgage notes payable consists of the principal amounts due reduced by any unamortized deferred loan issuance costs.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at December 31, 2015, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects. At the date of the Fusion loan, the Company elected the fair value

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2015

option as the carrying amount of the loan. The significant unobservable input into this level 3 fair value assessment classification included a remote possibility of realization of the $2,000,000 exit fee at December 31, 2014. Because the interest rate of the loan approximated market rates for similar loans, and due to the short term nature of the loan, the Company determined that the face amount of the loan approximated its fair market value at that date. The Fusion loan was converted from a bridge loan to a real estate loan on July 1, 2015 and the Company ceased the fair value option election as of that date since the exit fee feature is not present in the real estate loan.

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

19. Subsequent Events

On January 2, 2016, the Company had exceeded the benchmark market capitalization goal set as the vesting hurdle for its Class B Unit grants made to certain members of senior management for service provided during 2015. All of the 285,997 Class B Units granted on January 2, 2015 vested and automatically converted to Class A Units.

On January 4, 2016, the Company awarded 265,931 Class B Units to its executive officers and other key personnel for service to be provided during 2016. The total compensation cost was calculated to be $2,667,288. The 2016 award carries vesting terms and features substantially similar to the Class B Units awarded for previous years, except $893,633 will be recognized in three consecutive equal one year installments ending on the initial valuation dates of January 4, 2017, 2018, and 2019. The remaining compensation cost of $1,773,655 will be recognized on a straight-line basis over the one year period from the grant date to the initial valuation date on January 4, 2017.

On January 4, 2016, the Company extended a$3.8 million revolving line of credit to Mill Green Partners, LLC. The line of credit bears interest of 15.0% per annum and matures on October 15, 2016. On February 22, 2016, the outstanding balance was repaid in full.

On January 5, 2016, the Company acquired a 528-unit multifamily community located in Orlando, Florida and entered into a $35.0 million term loan with Key Bank National Association to partially finance the acquisition. The term loan matures on April 4, 2016, with options to extend the maturity date to October 1, 2016, and accrues interest at a variable rate of 1 Month LIBOR plus 375 basis points, which was an all-in rate of 4.1875% per annum at January 5, 2016. If the loan is extended, the rate increases to 1 Month LIBOR plus 450 basis points.
On January 8, 2016, the Company extended a real estate loan of up to approximately $3.4 million to partially finance the development and construction of a second phase of its CityPark View multifamily community in Charlotte, North Carolina. The loan bears current interest of 8.5% per annum and deferred interest of 5.0% per annum and matures on January 7, 2019, with options to extend the maturity to January 7, 2021.
On January 8, 2016, the Company extended a real estate loan of up to approximately $3.9 million to partially finance the development and construction of a second phase of its CityPark View multifamily community in Charlotte, North Carolina. The loan bears current interest of 8.5% per annum and deferred interest of 5.0% per annum and matures on January 8, 2019, with options to extend the maturity to January 31, 2021.
On January 13, 2016, the Company extended a bridge loan of up to $6.0 million to partially finance the acquisition of land for a proposed multifamily community in Atlanta, Georgia. The loan bears current interest of 9.0% and deferred interest of 3.0% per annum, increasing to current interest of 15.0% per annum on January 13, 2017. The loan matures on July 13, 2017.
On January 19, 2016, the Company acquired a 342-unit multifamily community located in Tampa, Florida.
On January 27, 2016, the Company increased the maximum lending capacity on the revolving line of credit to its Manager to $15.0 million.

On February 1, 2016, the Company acquired a 294-unit multifamily community located in Atlanta, Georgia.

On February 4, 2016, the Company declared a dividend on its Common Stock of $0.1925 per share, payable on April 15, 2016 to all stockholders of record on March 15, 2016.
On February 18, 2016, the Company extended a real estate loan of up to approximately $12.7 million to partially finance the development and construction of a 232-unit multifamily community in Atlanta, Georgia. The loan bears current interest of 8.5% per annum and deferred interest of 5.0% per annum and matures on February 18, 2020.
On February 22, 2016, the Company replaced the acquisition fee it pays to its Manager with a loan coordination fee based on the amount of secured debt either financed or assumed in connection with acquisitions, and with a loan origination fee based on funds committed for loan investments. These fees will be amortized over the lives of the underlying loans rather recognized as an expense in full at the time of an acquisition. The effective date of this change was January 1, 2016.

On February 29, 2016, the Company acquired a grocery-anchored shopping center in the Atlanta, Georgia market with approximately 75,000 square feet of gross leasable area. The Company issued 423,351 Class A Units in the Operating Partnership to the seller as partial consideration for the acquisition.

On March 2, 2016, the Company increased the maximum lending capacity on the revolving line of credit to Haven Campus Communities to $8.29 million.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2015

Apartments:			Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives - Years

Stone Rise	Philadelphia, PA	$25,014,250	$6,950,000	$21,456,450	$450,238	$6,950,000	$21,906,688	$—	$28,856,688	$(4,617,741)	2008	4/15/2011	5 - 40
Summit Crossing	Atlanta, GA	25,511,998	3,450,000	27,704,648	678,811	3,450,000	28,383,459	—	31,833,459	(6,156,770)	2007	4/21/2011	5 - 40
Summit Crossing II	Atlanta, GA	13,357,000	3,220,000	15,852,100	119,138	3,220,000	15,971,238	(b)	19,191,238	(1,648,986)	2013	12/31/2013	5 - 40
Trail Creek	Hampton, VA	28,109,000	2,652,000	19,099,835	1,001,557	2,652,000	20,101,392	—	22,753,392	(5,838,792)	2007	4/29/2011	5 - 40
Trail Creek II	Hampton, VA	(c)	1,548,000	15,354,481	(b)	1,548,000	15,354,481	(b)	16,902,481	(b)	2012	6/25/2013	5 - 40
Ashford Park	Atlanta, GA	32,146,564	10,600,000	26,293,524	1,649,372	10,600,000	27,942,896	—	38,542,896	(5,406,428)	1992	1/23/2013	5 - 30
McNeil Ranch	Austin, TX	13,646,000	2,100,000	17,556,219	387,089	2,100,000	17,943,308	—	20,043,308	(3,127,946)	1999	1/23/2013	5 - 30
Lake Cameron	Raleigh, NC	19,773,000	4,000,000	24,443,573	590,063	4,000,000	25,033,636	—	29,033,636	(4,953,501)	1997	1/23/2013	5 - 30
Stoneridge Farms	Nashville, TN	27,302,546	3,026,393	38,478,205	424,185	3,026,393	38,802,520	99,870	41,928,783	(2,266,301)	2002	9/26/2014	5 - 35
Vineyards	Houston, TX	34,775,000	5,455,594	46,201,367	248,745	5,455,594	46,403,132	46,980	51,905,706	(2,452,838)	2003	9/26/2014	5 - 35
Enclave at Vista Ridge	Dallas, TX	24,862,000	4,704,917	32,173,328	354,455	4,704,917	32,378,797	148,986	37,232,700	(1,748,153)	2003	9/26/2014	5 - 35
Sandstone Creek	Kansas City, KS	31,556,664	2,846,197	45,194,352	1,026,380	2,846,197	46,130,875	89,857	49,066,929	(2,670,954)	2000	9/26/2014	5 - 35
Avenues at Cypress	Houston, TX	22,578,863	3,241,595	30,092,664	106,943	3,241,595	30,169,678	29,929	33,441,202	(1,384,740)	2014	2/13/2015	5 - 40
Avenues at Northpointe	Houston, TX	27,878,000	3,920,631	37,203,283	128,034	3,920,631	37,307,830	23,487	41,251,948	(1,651,445)	2013	2/13/2015	5 - 40
Lakewood Ranch	Sarasota, FL	30,528,618	3,791,050	42,950,081	183,935	3,791,050	43,077,365	56,651	46,925,066	(1,173,040)	2015	5/21/2015	5 - 40
Aster at Lely Resort	Naples, FL	33,746,379	7,675,409	43,794,285	29,272	7,675,409	43,823,557	—	51,498,966	(1,100,694)	2015	6/24/2015	5 - 40
CityPark View	Charlotte, NC	21,924,060	3,558,793	28,359,912	9,855	3,558,793	28,369,767	—	31,928,560	(801,012)	2014	6/30/2015	5 - 40
Avenues at Creekside	San Antonio, TX	41,625,000	5,983,724	48,989,119	78,633	5,983,724	49,048,084	19,668	55,051,476	(1,053,513)	2013	7/31/2015	5 - 40
Citi Lakes	Orlando, FL	44,282,826	5,558,033	56,827,859	56,143	5,558,033	56,850,939	33,063	62,442,035	(741,777)	2014	9/3/2015	5 - 40
Stone Creek	Houston, TX	16,792,850	2,210,630	22,915,674	85,832	2,210,630	22,990,751	10,755	25,212,136	(118,957)	2009	11/12/2015	5 - 40
Regent at Lenox	Nashville, TN	—	301,455	3,492,892	—	301,455	3,492,892	—	3,794,347	(5,469)	2009	12/21/2015	5 - 40
Retreat at Lenox	Nashville, TN	18,410,000	2,964,533	24,210,605	—	2,964,533	24,210,605	—	27,175,138	(47,831)	2015	12/21/2015	5 - 40
Lenox Village	Nashville, TN	31,394,460	4,611,835	39,911,439	—	4,611,835	39,911,439	—	44,523,274	(60,838)	2009	12/21/2015	5 - 40

		$565,215,078	$94,370,789	$708,555,895	$7,608,680	$94,370,789	$715,605,329	$559,246	$810,535,364	$(49,027,726)

Schedule III (continued)
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2015

Neighborhood Retail Centers:			Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives - Years

Woodstock Crossing	Atlanta, GA	$3,090,953	$1,750,576	$3,800,101	$521,899	$1,750,576	$4,322,000	$—	$6,072,576	$(349,331)	1994	2/12/2014	5 - 30
Parkway Town Centre	Nashville, TN	7,176,745	3,053,816	6,694,333	321,521	3,053,816	7,015,854	—	10,069,670	(345,430)	2005	9/5/2014	5 - 40
Spring Hill Plaza	Nashville, TN	9,868,025	4,375,940	8,104,053	33,840	4,375,940	8,137,893	—	12,513,833	(457,563)	2005	9/5/2014	5 - 40
Barclay Crossing	Tampa, FL	6,655,117	2,855,845	7,571,732	42,591	2,855,845	7,564,170	50,153	10,470,168	(381,319)	1998	9/30/2014	5 - 30
Deltona Landings	Orlando, FL	7,074,722	2,255,891	8,344,124	(27,689)	2,255,891	8,316,435	—	10,572,326	(431,673)	1999	9/30/2014	5 - 30
Kingwood Glen	Houston, TX	11,836,741	5,021,327	12,929,578	338,732	5,021,327	13,268,310	—	18,289,637	(672,487)	1998	9/30/2014	5 - 30
Parkway Centre	Columbus, GA	4,635,162	2,070,712	4,515,541	(8,913)	2,070,712	4,506,628	—	6,577,340	(247,940)	1999	9/30/2014	5 - 30
Powder Springs	Atlanta, GA	7,465,051	1,832,455	8,245,595	(4,330)	1,832,455	8,241,265	—	10,073,720	(438,238)	1999	9/30/2014	5 - 30
Sweetgrass Corner	Charleston, SC	8,063,653	3,075,699	12,670,136	(7,046)	3,075,699	12,663,090	—	15,738,789	(624,345)	1999	9/30/2014	5 - 30
Salem Cove	Nashville, TN	9,600,000	2,427,095	10,272,370	28,570	2,427,095	10,300,940	—	12,728,035	(416,738)	2010	10/6/2014	5 - 40
Independence Square	Dallas, TX	12,617,500	4,114,574	13,690,410	1,843	4,114,574	13,692,253	—	17,806,827	(303,735)	1977	7/1/2015	5 - 30
Royal Lakes Marketplace	Atlanta, GA	9,800,000	4,874,078	10,438,594	—	4,874,078	10,438,594	—	15,312,672	(143,076)	2008	9/4/2015	5 - 30
Summit Point	Atlanta, GA	12,846,544	7,063,874	11,429,954	—	7,063,874	11,429,954	—	18,493,828	(109,016)	2004	10/30/2015	5 - 30
The Overlook at Hamilton Place	Chattanooga, TN	21,000,000	6,786,593	25,244,208	—	6,786,593	25,244,208	—	32,030,801	(46,049)	1992	12/22/2015	5 - 30

		$131,730,213	$51,558,475	$143,950,729	$1,241,018	$51,558,475	$145,141,594	$50,153	$196,750,222	$(4,966,940)

		$696,945,291	$145,929,264	$852,506,624	$8,849,698	$145,929,264	$860,746,923	$609,399	$1,007,285,586	$(53,994,666)

(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $860.7 million at December 31, 2015.
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

Schedule III (continued)
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2015

Real estate investments	2013	2014	2015
Balance at the beginning of the year	$82,110,956	$204,449,160	$496,475,543
Acquisitions	120,967,897	289,947,272	506,207,786
Improvements	1,318,104	2,024,207	4,125,290
Construction in progress	52,203	66,647	542,752
Write-off of assets no longer in service	—	(11,743)	(65,785)
Balance at the end of the year	$204,449,160	$496,475,543	$1,007,285,586

Accumulated depreciation	2013	2014	2015
Balance at the beginning of the year	$(6,288,998)	$(14,133,421)	$(26,388,066)
Depreciation (a)	(7,844,423)	(12,258,812)	(27,672,385)
Write-off of assets no longer in service	—	4,167	65,785
Balance at the end of the year	$(14,133,421)	$(26,388,066)	$(53,994,666)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Index to Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Reference	Description
3.1	(2)	Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(2)	Third Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(11)
Fifth Amended and Restated Partnership Agreement, effective as of January 1, 2014, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto

4.2	(5)	Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(7)	Amended and Restated Warrant Agreement dated as of March 14, 2012 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.5	(5)	Form of Global Warrant Certificate
4.6	(6)	Articles Supplementary for the Series B Preferred Stock
4.7	(12)	Articles Supplementary classifying additional shares of the Series A Redeemable Preferred Stock
4.8	(8)	Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.9	(14)	Form of Subscription Agreement
4.10	(18)	First Amendment to the Fifth Amended and Restated Partnership Agreement, dated as of March 14, 2014, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
4.11	(19)	Articles of Amendment Amending the Holder Redemption Options of the Company's Series A Redeemable Preferred Stock
10.1	(16)
Fifth Amended and Restated Management Agreement, effective as of January 1, 2015, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.2	(26)
First Amendment to the Fifth Amended and Restated Management Agreement, effective as of January 1, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.3	(2)	The Company’s 2011 Stock Incentive Plan
10.4	(3)	Trademark License and Assignment Agreement dated September 17, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
10.5	(2)	Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.6	(4)	Form of Indemnification Agreement
10.7	(5)	First Amendment to Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.8	(9)	Form of Preferred Apartment Communities, Inc. 2013 Class B Unit Award Agreement
10.9	(10)	Form of Preferred Apartment Communities, Inc. 2014 Class B Unit Award Agreement
10.10	(17)	Form of Preferred Apartment Communities, Inc. 2015 Class B Unit Award Agreement
10.11	(31)	Form of Preferred Apartment Communities, Inc. 2016 Class B Unit Award Agreement
10.12	(7)	Intellectual Property Assignment and License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.13	(7)	Trademark License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.14	(7)	Trademark Assignment dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.15	(14)	Subscription Escrow Agreement among International Assets Advisory LLC, Preferred Apartment Communities, Inc. and UMB Bank, N.A.

10.16	(13)	Second Amendment to 2011 Stock Incentive Plan
10.17	(15)	At-the-Market Issuance Sales Agreement, dated February 28, 2014, by and between Preferred Apartment Communities, Inc. and MLV & Co. LLC
10.18	(20)
Agreement of Purchase and Sale between Preferred Apartment Communities Operating Partnership, L.P. and Sandstone Overland Park, LLC, Estancia Dallas, LLC, Stoneridge Nashville, LLC and Vineyards Houston, LLC dated as of July 25, 2014

10.19	(21)	Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VI, Limited Partnership dated as of August 1, 2014
10.20	(21)	Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VII, Limited Partnership dated as of August 1, 2014
10.21	(22)	First Amendment to Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VI, Limited Partnership dated as of September 12, 2014
10.22	(22)	First Amendment to Purchase and Sale Agreement between Preferred Apartment Communities Operating Partnership, L.P. and U.S. Retail Income Fund VII, Limited Partnership dated as of September 12, 2014
10.23	(23)
First Amendment to Agreement of Purchase and Sale between Preferred Apartment Communities Operating Partnership, L.P. and Sandstone Overland Park, LLC, Estancia Dallas, LLC, Stoneridge Nashville, LLC and Vineyards Houston, LLC entered into on September 17, 2014 and effective as of September 15, 2014

10.24	(24)
Purchase and Sale Contract between Preferred Apartment Communities Operating Partnership, L.P., Northpointe Investors, LLC, Villas Fairfield Partners, LLC, Morrow Investors, Inc. and the parties listed on Exhibit A thereto dated as of December 2, 2014

10.25	(24)
First Amendment to Purchase and Sale Contract between Preferred Apartment Communities Operating Partnership, L.P., Northpointe Investors, LLC, Villas Fairfield Partners, LLC, Morrow Investors, Inc. and the parties listed on Exhibit A thereto dated as of January 9, 2015

10.26	(25)
Second Amended and Restated Credit Agreement dated as of February 12, 2015 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.27	(25)
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

10.28	(25)
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

10.29	(25)	Form of Buy-Sell Agreement with KeyBank National Association
10.30	(32)	Third Amendment to 2011 Stock Incentive Plan
10.31	(27)	Wholesaling Agreement among International Assets Advisory, LLC, Preferred Capital Securities, LLC and Preferred Apartment Communities, Inc. dated July 17, 2015
10.32	(28)
Third Amended and Restated Credit Agreement dated as of August 28, 2015 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.33	(28)
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

10.34	(28)
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

10.35	(29)
Purchase and Sale Agreement between Lenox Village Properties, LLC, Lenox Village Lifestyle Center, LLC, Lenox Village Lifestyle Center III, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of August 11, 2015

10.36	(29)
First Amendment to Purchase and Sale Agreement between Lenox Village Properties, LLC, Lenox Village Lifestyle Center, LLC, Lenox Village Lifestyle Center III, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of September 15, 2015

10.37	(29)
Second Amendment to Purchase and Sale Agreement between Lenox Village Properties, LLC, Lenox Village Lifestyle Center, LLC, Lenox Village Lifestyle Center III, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of September 25, 2015

10.38	(29)
Third Amendment to Purchase and Sale Agreement between Lenox Village Properties, LLC, Lenox Village Lifestyle Center, LLC, Lenox Village Lifestyle Center III, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of November 23, 2015

10.39	(30)		Purchase and Sale Agreement by and between Village at Baldwin Park, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of December 3, 2015
12.1	(1)		Statement of Computation of Ratios
21	(1)		Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)		Consent of PricewaterhouseCoopers LLP
31.1	(1)		Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)		Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	(1)		Estimated Value Methodology for Preferred Stock at December 31, 2015
101	(1)
XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2015, formatted in XBRL: (i) Consolidated balance sheets at December 31, 2015 and December 31, 2014, (ii) consolidated statements of operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

(6)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2013
(7)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
(8)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013
(9)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 4, 2013
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2014
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 10, 2014
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2013
(13)	Previously filed as Annex B to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on March 21, 2013
(14)
Previously filed with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-183355) filed by the Registrant with the Securities and Exchange Commission on October 4, 2013

(15)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2014
(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 2, 2015 reporting events on or after December 31, 2014
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 2, 2015 reporting events on or after January 2, 2015
(18)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 17, 2014
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 28, 2014
(21)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2014
(22)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 15, 2014
(23)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 18, 2014
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2015
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015
(26)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2016
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 22, 2015
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 31, 2015
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 4, 2015
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 11, 2015
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 8, 2016
(32)	Previously filed as Annex A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on March 19, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 14, 2016	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: March 14, 2016	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Williams	Chief Executive Officer and Chairman of the Board	March 14, 2016
John A. Williams	(Principal Executive Officer)

/s/ Leonard A. Silverstein	President, Chief Operating Officer and Director	March 14, 2016
Leonard A. Silverstein

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 14, 2016
Michael J. Cronin	(Principal Accounting Officer and Principal Financial Officer)

/s/ Steve Bartkowski	Director	March 14, 2016
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 14, 2016
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 14, 2016
Daniel M. DuPree

/s/ William J. Gresham, Jr.	Director	March 14, 2016
William J. Gresham, Jr.

/s/ Howard A. McLure	Director	March 14, 2016
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 14, 2016
Timothy A. Peterson

/s/ Joel T. Murphy	Director	March 14, 2016
Joel T. Murphy