Form 10-Q
period 2016-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2016-05-09
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 6, 2016 was 23,183,396.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2016	December 31, 2015
Assets

Real estate
Land	$174,662,174	$141,729,264
Building and improvements	908,022,540	733,417,442
Tenant improvements	6,029,479	5,781,199
Furniture, fixtures, and equipment	102,159,856	86,092,408
Construction in progress	814,623	609,400
Gross real estate	1,191,688,672	967,629,713
Less: accumulated depreciation	(59,160,582)	(48,155,874)
Net real estate	1,132,528,090	919,473,839
Property held for sale (net of accumulated depreciation of $6,034,171 and $5,838,792)	33,666,369	33,817,081
Real estate loans, net of deferred fee income	169,409,097	180,688,293
Real estate loans to related parties, net	91,221,265	57,313,465
Total real estate and real estate loans, net	1,426,824,821	1,191,292,678

Cash and cash equivalents	4,703,505	2,439,605
Restricted cash	13,597,705	12,539,440
Notes receivable	12,864,229	18,489,247
Note receivable and revolving line of credit to related party	26,181,955	19,454,486
Accrued interest receivable on real estate loans	13,219,191	14,294,648
Acquired intangible assets, net of amortization of $31,229,089 and $27,032,157	22,094,521	19,381,473
Deferred loan costs for revolving line of credit, net of amortization of $836,761 and $791,002	443,654	488,770
Deferred offering costs	5,031,237	5,834,304
Tenant receivables (net of allowance of $435,508 and $434,773) and other assets	11,874,629	11,314,382

Total assets	$1,536,835,447	$1,295,529,033

Liabilities and equity

Liabilities
Mortgage notes payable, principal amount	$818,291,100	$668,836,291
Less: deferred loan costs, net of amortization of $2,587,310 and $2,021,696	(10,642,652)	(8,099,517)
Mortgage notes payable, net of deferred loan costs	807,648,448	660,736,774
Mortgage note held for sale	28,109,000	28,109,000
Revolving line of credit	17,000,000	34,500,000
Term note payable	30,000,000	—
Less: deferred loan costs, net of amortization	(5,611)	—
Term note payable, net of deferred loan costs	29,994,389	—
Real estate loan participation obligation	13,769,962	13,544,160
Accounts payable and accrued expenses	12,274,575	12,644,818
Accrued interest payable	2,524,558	1,803,389
Dividends and partnership distributions payable	7,322,267	6,647,507
Acquired below market lease intangibles, net of amortization of $1,932,035 and $1,578,205	8,899,620	9,253,450
Security deposits and other liabilities	3,466,767	2,836,145
Total liabilities	931,009,586	770,075,243

Commitments and contingencies (Note 12)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 1,050,000 shares authorized; 587,219 and 486,182 shares issued; 583,110 and 482,964
shares outstanding at March 31, 2016 and December 31, 2015, respectively	5,831	4,830
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 23,063,026 and
22,761,551 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	230,630	227,616
Additional paid-in capital	621,265,574	536,450,877
Accumulated deficit	(16,999,449)	(13,698,520)
Total stockholders' equity	604,502,586	522,984,803
Non-controlling interest	1,323,275	2,468,987
Total equity	605,825,861	525,453,790

Total liabilities and equity	$1,536,835,447	$1,295,529,033

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Rental revenues	$28,255,599	$13,141,120
Other property revenues	3,760,083	1,969,767
Interest income on loans and notes receivable	6,942,159	4,875,086
Interest income from related parties	2,777,940	1,358,542
Total revenues	41,735,781	21,344,515

Operating expenses:
Property operating and maintenance	4,021,362	2,079,359
Property salary and benefits reimbursement to related party	2,363,463	1,117,573
Property management fees (including $1,071,088 and $480,051 to related parties)	1,228,021	570,406
Real estate taxes	5,173,441	2,076,677
General and administrative	919,952	458,204
Equity compensation to directors and executives	610,425	590,308
Depreciation and amortization	15,346,726	7,945,428
Acquisition and pursuit costs (including $67,131 and $47,005 to related party)	2,652,705	423,592
Acquisition fees to related parties	110,880	760,300
Asset management fees to related party	2,766,086	1,350,890
Insurance, professional fees and other expenses	1,306,981	705,552
Total operating expenses	36,500,042	18,078,289

Contingent asset management and general and administrative expense fees	(269,601)	(345,960)

Net operating expenses	36,230,441	17,732,329

Operating income	5,505,340	3,612,186
Interest expense	8,894,830	4,377,115

Net loss	(3,389,490)	(764,929)

Consolidated net loss attributable to non-controlling interests	88,561	9,699

Net loss attributable to the Company	(3,300,929)	(755,230)

Dividends declared to Series A preferred stockholders	(7,881,735)	(3,172,897)
Earnings attributable to unvested restricted stock	(1,451)	(6,863)

Net loss attributable to common stockholders	$(11,184,115)	$(3,934,990)

Net loss per share of Common Stock available to
common stockholders, basic and diluted	$(0.49)	$(0.18)

Dividends per share declared on Common Stock	$0.1925	$0.175

Weighted average number of shares of Common Stock outstanding,
basic and diluted	22,983,741	21,813,974

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2016 and 2015
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2015	$1,928	$214,039	$300,576,349	$(11,297,852)	$289,494,464	$2,087,410	$291,581,874
Issuance of Units	515	—	51,468,556	—	51,469,071	—	51,469,071
Redemptions of Series A Preferred Stock	(4)	342	(51,279)	—	(50,941)	—	(50,941)
Issuance of Common Stock	—	5,479	5,487,828	—	5,493,307	—	5,493,307
Exercises of warrants	—	392	115,964	—	116,356	—	116,356
Syndication and offering costs	—	—	(6,269,925)	—	(6,269,925)	—	(6,269,925)
Equity compensation to executives and directors	—	18	98,382	—	98,400	—	98,400
Conversion of Class A Units to Common Stock	—	1,042	695,050	—	696,092	(696,092)	—
Current period amortization of Class B Units	—	—	—	—	—	491,908	491,908
Net loss	—	—	—	(755,230)	(755,230)	(9,699)	(764,929)
Reallocation adjustment to non-controlling interests	—	—	209,799	—	209,799	(209,799)	—
Distributions to non-controlling interests	—	—	—	—	—	(49,063)	(49,063)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(3,172,897)	—	(3,172,897)	—	(3,172,897)
Dividends to common stockholders ($0.175 per share)	—	—	(3,850,754)	—	(3,850,754)	—	(3,850,754)
Balance at March 31, 2015	$2,439	$221,312	$345,307,073	$(12,053,082)	$333,477,742	$1,614,665	$335,092,407

Balance at January 1, 2016	$4,830	$227,616	$536,450,877	$(13,698,520)	$522,984,803	$2,468,987	$525,453,790
Issuance of Units	1,010	—	100,979,717	—	100,980,727	—	100,980,727
Redemptions of Series A Preferred Stock	(9)	—	(803,938)	—	(803,947)	—	(803,947)
Exercises of warrants	—	1,967	1,976,547	—	1,978,514	—	1,978,514
Syndication and offering costs	—	—	(11,642,198)	—	(11,642,198)	—	(11,642,198)
Equity compensation to executives and directors	—	19	103,992	—	104,011	—	104,011
Vesting of restricted stock	—	75	(75)	—	—	—	—
Conversion of Class A Units to Common Stock	—	953	645,248	—	646,201	(646,201)	—
Current period amortization of Class B Units	—	—	—	—	—	506,414	506,414
Net loss	—	—	—	(3,300,929)	(3,300,929)	(88,561)	(3,389,490)
Class A Units issued for property acquisition	—	—	—	—	—	5,072,659	5,072,659
Reallocation adjustment to non-controlling interests	—	—	5,872,628	—	5,872,628	(5,872,628)	—
Distributions to non-controlling interests	—	—	—	—	—	(117,395)	(117,395)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(7,881,735)	—	(7,881,735)	—	(7,881,735)
Dividends to common stockholders ($0.1925 per share)	—	—	(4,435,489)	—	(4,435,489)	—	(4,435,489)
	$5,831	$230,630	$621,265,574	$(16,999,449)	$604,502,586	$1,323,275	$605,825,861

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(3,389,490)	$(764,929)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	11,203,056	5,340,425
Amortization expense	4,143,670	2,605,003
Amortization of above and below market leases	(265,410)	(183,431)
Deferred fee income amortization	(264,197)	(158,817)
Deferred loan cost amortization	691,207	347,538
Decrease (increase) in accrued interest income on real estate loans	1,075,458	(817,449)
Equity compensation to executives and directors	610,425	590,308
Deferred cable income amortization	(4,616)	(4,936)
Changes in operating assets and liabilities:
(Increase) decrease in tenant receivables and other assets	(86,020)	279,136
(Decrease) increase in accounts payable and accrued expenses	(1,267,380)	257,372
Increase in accrued interest payable	721,170	37,407
Increase in prepaid rents	113,055	193,338
Increase in security deposits and other liabilities	109,187	15,038
Net cash provided by operating activities	13,390,115	7,736,003

Investing activities:
Investments in real estate loans	(56,970,287)	(24,279,317)
Repayments of real estate loans	27,695,229	5,206,045
Notes receivable issued	(3,870,191)	(2,554,590)
Notes receivable repaid	9,505,081	7,195,294
Note receivable issued to and draws on line of credit by related party	(12,382,910)	(3,880,139)
Repayments of line of credit by related party	5,508,066	2,097,135
Acquisition fees received on real estate loans	1,403,422	439,428
Acquisition fees paid on real estate loans	(701,369)	(219,714)
Acquisition fees paid to real estate loan participants	—	(24,665)
Acquisition of properties	(220,850,440)	(76,230,876)
Additions to real estate assets - improvements	(1,461,711)	(466,840)
Payment of deposits for property acquisitions	(2,644,056)	(541,475)
Decrease in restricted cash	1,808,375	387,260
Net cash used in investing activities	(252,960,791)	(92,872,454)

Financing activities:
Proceeds from mortgage notes payable	151,640,000	50,778,000
Payments for mortgage debt	(2,185,191)	(670,762)
Payments for deposits and other mortgage loan costs	(3,716,469)	(830,311)
Proceeds from real estate loan participants	67,066	3,215,801
Proceeds from lines of credit	87,500,000	14,400,000
Payments on lines of credit	(105,000,000)	(38,900,000)
Proceeds from Term Loan	35,000,000	32,000,000
Repayment of the Term Loan	(5,000,000)	(13,000,000)
Proceeds from sales of Units, net of offering costs and redemptions	90,090,574	44,317,018
Proceeds from sales of Common Stock	—	5,381,848
Proceeds from exercises of warrants	5,548,468	53,945
Common Stock dividends paid	(4,314,999)	(3,697,436)
Series A Preferred Stock dividends paid	(7,391,620)	(2,931,927)
Distributions to non-controlling interests	(53,241)	(25,377)
Payments for deferred offering costs	(350,012)	(452,825)
Net cash provided by financing activities	241,834,576	89,637,974

Net increase in cash and cash equivalents	2,263,900	4,501,523
Cash and cash equivalents, beginning of period	2,439,605	3,113,270
Cash and cash equivalents, end of period	$4,703,505	$7,614,793

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

	Three months ended March 31,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$7,482,453	$3,992,132

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$710,932	$109,603
Writeoff of fully depreciated or amortized assets and liabilities	$26,988	$170,332
Dividends payable - Common Stock	$4,435,489	$3,850,754
Dividends payable - Series A Preferred Stock	$2,769,385	$1,141,403
Partnership distributions payable to non-controlling interests	$117,392	$49,063
Accrued and payable deferred offering costs	$526,659	$518,162
Reclass of offering costs from deferred asset to equity	$1,545,488	$985,679
Fair value issuance of Class A OP Units for contribution of property	$5,072,659	$—
Extinguishment of land loan for property	$6,250,000	$—
Fair value issuances of equity compensation	$2,095,545	$1,965,549
Offering cost reimbursement to related party	$96,101	$132,354

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
March 31, 2016

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

As of March 31, 2016, the Company had 23,063,026 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 96.3% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 886,520 at March 31, 2016 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the Operating Partnership. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of the Company's grocery-anchored shopping centers.

Basis of Presentation

These unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The year end condensed balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 14, 2016.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

2.	Summary of Significant Accounting Policies

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations, which requires that all consideration transferred be measured at its acquisition-date fair value. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives. Intangible assets and liabilities for multifamily communities include the values of in-place leases and above-market or below-market leases. Additional intangible assets for retail properties also include costs to initiate leases such as commissions and legal costs.

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
March 31, 2016

Discontinued Operations

The Company evaluates all disposal groups for held-for-sale classification for which such disposal represents (or will represent) a strategic shift which will have a significant effect on the Company's results or operations and financial results.

Loan Coordination Fees

Amendment Number One to the Fifth Amended and Restated Management Agreement, which was effective January 1, 2016, replaced the acquisition fees which were paid to the Manager upon the closing of the acquisition of a property with loan coordination fees. Acquisition fees were recognized in full at the date of acquisition. Loan coordination fees are recognized over the term of the associated loan using the effective interest method.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with guidance provided by ASC 505-50, Equity-Based Payments to Non-Employees and ASC 718, Stock Compensation. We calculate the fair value of equity compensation instruments at the date of grant based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. We also estimate forfeitures of these instruments and accrue the compensation expense, net of estimated forfeitures, over the vesting period(s). We record the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant. For awards of equity compensation which have market performance vesting conditions in addition to multiple tranches of service period requirements, the Company utilizes the straight-line expense attribution method.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. This new guidance specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will be required to consolidate the limited partnership. ASU 2015-02 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Company's adoption of ASU 2015-02 had no impact on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Liabilities. The new standard's applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted for the applicable provision. The Company does not expected the adoption of ASU 2016-01 to impact the Company’s consolidated financial statements.

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
March 31, 2016

the impact of this new guidance but does not expected its adoption to materially impact the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09 ("ASU 2016-09"), Compensation—Stock Compensation
(Topic 178): Improvements to Employee Share-Based Payment Accounting. The new standard's provisions applicable to the Company include allowing the entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures of equity compensation awards when they occur. Previous guidance required entities to estimate the number of awards that are expected to vest. The standard is effective on January 1, 2017, and the Company adopted ASU 2016-09 on January 1, 2016 pursuant to the allowed early adoption provision. The Company does not expect the adoption of ASU 2016-09 to materially impact the Company’s consolidated financial statements.

3. Real Estate Assets
The Company's real estate assets consisted of:

	As of:
	3/31/2016	12/31/2015
Multifamily communities (1)	22	19
Units	7,300	6,136
Retail shopping centers	15	14
Approximate gross leasable area (2)	1,354,000	1,279,000

(1) The acquired second phases of the Trail Creek and Summit Crossing communities are managed in combination with the initial phases of these communities and are therefore considered single properties.

(2) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and not included in the totals above.

On September 8, 2015, pursuant to a recommendation by the Company's investment committee, the Company took action to market for sale both phases of its Trail Creek multifamily community located in Hampton, Virginia. On February 24, 2016, a prospective purchaser's earnest money deposit became nonrefundable, subject to lender approval of the purchaser's assumption of the mortgage on Trail Creek held by the Company. As of that date, the Company reclassified the following real estate assets and the mortgage note payable for Trail Creek from its held and used multifamily segment to property held for sale on its consolidated balance sheets.

	3/31/2016	12/31/2015
Real estate assets:
Land	$4,200,000	$4,200,000
Building and improvements	30,883,525	30,881,025
Furniture, fixtures and equipment	4,617,015	4,574,848
Accumulated depreciation	(6,034,171)	(5,838,792)

Property held for sale	$33,666,369	$33,817,081

Liabilities:
Mortgage note payable	$28,109,000	$28,109,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

The Company acquired the following multifamily communities during the three months ended March 31, 2016 and 2015:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

1/5/2016	Baldwin Park	Orlando, Florida	$110.8	528
1/15/2016	Crosstown Walk	Tampa, Florida	$45.8	342
2/1/2016	Overton Rise	Atlanta, Georgia	$61.1	294

				1,164

2/13/2015	Avenues at Cypress	Houston, Texas	(2)	240
2/13/2015	Avenues at Northpointe	Houston, Texas	(2)	280

				520

(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, and other miscellaneous assets and assumed liabilities.

(2) Avenues at Cypress and Avenues at Northpointe are referred to collectively as the Houston Portfolio, which was acquired for approximately $76.0 million.

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

	2016			2015
	Overton Rise	Baldwin Park	Crosstown Walk	Houston Portfolio
Land	$8,511,370	$17,402,882	$5,178,375	$7,162,226
Buildings and improvements	44,710,034	87,105,757	33,605,831	54,217,075
Furniture, fixtures and equipment	6,286,105	3,358,589	5,726,583	13,078,872
Lease intangibles	1,611,314	2,882,772	1,323,511	1,571,827
Prepaids & other assets	73,754	229,972	125,706	150,326
Escrows	354,640	2,555,753	291,868	362,332
Accrued taxes	(66,422)	(17,421)	(25,983)	(212,601)
Security deposits, prepaid rents, and other liabilities	(90,213)	(226,160)	(53,861)	(99,181)

Net assets acquired	$61,390,582	$113,292,144	$46,172,030	$76,230,876

Cash paid	$20,090,582	$35,492,144	$13,632,030	$25,452,876
Mortgage debt	41,300,000	77,800,000	32,540,000	50,778,000

Total consideration	$61,390,582	$113,292,144	$46,172,030	$76,230,876

Three months ended March 31, 2015:
Revenue	$—	$—	$—	$932,000
Net loss	$—	$—	$—	$(609,000)

Three months ended March 31, 2016:
Revenue	$916,000	$2,412,000	$1,052,000	$2,156,000
Net loss	$(251,000)	$(1,128,000)	$(453,000)	$(432,000)

Cumulative acquisition costs incurred by the Company	$106,000	$1,841,000	$307,000	$1,142,000
Remaining amortization period of intangible
assets and liabilities (months)	7.5	5.5	6.5	0

The Company acquired the following grocery-anchored shopping center during the three months ended March 31, 2016:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

Acquisition date	Property	Location	Approximate purchase price (millions) (2)	Gross leasable area
2/29/2016	Wade Green Village (1)	Atlanta, Georgia	$11.0	74,978

(1) See Note 7 - Related Party Transactions.
(2) Purchase price shown is exclusive of acquired escrows, security deposits, prepaids, and other miscellaneous assets and assumed liabilities.

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

	Wade Green Village
Land	$1,840,284
Buildings and improvements	8,159,147
Tenant improvements	251,250
In-place leases	841,785
Above-market leases	107,074
Leasing costs	167,541
Other assets	10,525
Security deposits, prepaid rents, and other liabilities	(59,264)

Net assets acquired	$11,318,342

Loan assumed, net of fees	$6,245,683	(1)
Fair value of Class A OP Units granted	5,072,659	(2)

Total consideration	$11,318,342

Three months ended March 31, 2016:
Revenue	$84,000
Net loss	$(43,000)

Cumulative acquisition costs incurred by the Company	$286,000
Remaining amortization period of intangible
assets and liabilities (years)	3.0

(1) The contributor had an outstanding $6.25 million bridge loan secured by the property issued by Madison Wade Green Lending, LLC, an indirect wholly owned entity of the Company. Upon contribution of the property, the Company assumed the loan and concurrently extinguished the obligation.

(2) As partial consideration for the property contribution, the Company granted 419,228 Class A OP Units to the contributor, net of contribution adjustments at closing. The value and number of Class A OP Units to be granted at closing was determined during the contract process and remeasured at fair value as of the contribution date of February 29, 2016.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

The Company's consolidated amortization and depreciation expense consisted of:

	Three months ended March 31,
	2016	2015
Depreciation:
Buildings and improvements	$6,781,145	$3,225,298
Furniture, fixtures, and equipment	4,421,911	2,115,127
	11,203,056	5,340,425
Amortization:
Acquired intangible assets	4,133,893	2,603,813
Deferred leasing costs	4,857	—
Website development costs	4,920	1,190
Total depreciation and amortization	$15,346,726	$7,945,428

4. Acquired Intangible Assets and Liabilities

The Company recorded the following acquired lease intangible assets and liabilities and related accumulated amortization, as of
March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Multifamily	Retail	Total	Multifamily	Retail	Total
In-place leases	$30,522,330	$15,261,461	$45,783,791	$24,704,733	$14,439,414	$39,144,147
Above-market leases	—	1,490,602	1,490,602	—	1,386,254	1,386,254
Customer relationships	1,588,277	—	1,588,277	1,588,277	—	1,588,277
Lease origination costs	78,786	4,382,154	4,460,940	78,786	4,216,166	4,294,952
Acquired intangible assets	$32,189,393	$21,134,217	$53,323,610	$26,371,796	$20,041,834	$46,413,630

Less accumulated amortization of:
In-place leases	$(24,633,839)	$(3,849,441)	$(28,483,280)	$(21,608,833)	$(2,965,096)	$(24,573,929)
Above market leases	—	(319,527)	(319,527)	—	(233,833)	(233,833)
Customer relationships	(1,588,277)	—	(1,588,277)	(1,588,277)	—	(1,588,277)
Lease origination costs	(10,263)	(827,742)	(838,005)	(1,466)	(634,652)	(636,118)
Accumulated amortization	(26,232,379)	(4,996,710)	(31,229,089)	(23,198,576)	(3,833,581)	(27,032,157)

Acquired intangible assets, net	$5,957,014	$16,137,507	$22,094,521	$3,173,220	$16,208,253	$19,381,473

Below market lease liability	$383,593	$10,448,062	$10,831,655	$383,593	$10,448,062	$10,831,655
Less: accumulated amortization	(383,593)	(1,548,442)	(1,932,035)	(383,593)	(1,194,612)	(1,578,205)
Below market lease liability, net	$—	$8,899,620	$8,899,620	$—	$9,253,450	$9,253,450

The Company recognized amortization of acquired intangible assets and liabilities as follows:

	Three months ended March 31,
	2016			2015
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total
Intangible assets:
Leases in place	$3,025,006	$904,083	$3,929,089	$1,878,059	$606,292	$2,484,351
Above-market leases (1)	—	88,420	88,420	—	41,817	41,817
Customer relationships	—	—	—	—	—	—
Lease origination costs	10,161	194,643	204,804	—	119,214	119,214
	$3,035,167	$1,187,146	$4,222,313	$1,878,059	$767,323	$2,645,382
Intangible liabilities:
Below-market leases (1)	$—	$353,830	$353,830	$—	$225,248	$225,248

(1) Amortization of above and below market lease intangibles is recorded as a decrease and an increase to rental revenue, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

5.     Real Estate Loans, Notes Receivable, and Line of Credit

At March 31, 2016, our portfolio of real estate loans consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
		(1)

	City Vista		Pittsburgh, PA	8/31/2012	6/1/2016	7/1/2017	$16,107,735	$28,400,000	8 / 6
	Haven West	(2)	Atlanta, GA	7/15/2013	6/2/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Haven 12	(3)	Starkville, MS	6/16/2014	6/16/2017	11/30/2020	6,116,384	$18,615,081	8.5 / 6.5	(4)
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	10,958,200	$46,892,800	8.5 / 5	(4)
	Encore Capital		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	9,758,200	—	8.5 / 5
	Palisades		Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(4)
	Fusion		Irvine, CA	7/1/2015	5/31/2018	5/31/2020	59,052,583	$43,747,287	8.5 / 7.5	(4)
	Green Park		Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 4.33	(4)
	Stadium Village	(5)	Atlanta, GA	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.33	(4)
	Summit Crossing III		Atlanta, GA	2/27/2015	2/26/2018	2/26/2020	7,246,400	$16,822,000	8.5 / 6	(4)
	Overture		Tampa, FL	7/21/2015	7/21/2018	7/21/2020	6,920,000	$17,080,000	8.5 / 6	(4)
	Aldridge at Town Village		Atlanta, GA	1/27/2015	12/27/2017	12/27/2019	10,975,000	$28,338,937	8.5 / 6	(4)
	18 Nineteen	(6)	Lubbock, TX	4/9/2015	4/9/2018	4/9/2020	15,598,352	$34,871,251	8.5 / 6	(4)
	Haven South	(7)	Waco, TX	5/1/2015	5/1/2018	5/1/2019	15,455,668	$41,827,034	8.5 / 6	(4)
	Haven46	(8)	Tampa, FL	3/29/2016	3/29/2019	9/29/2020	9,819,662	$29,885,928	8.5 / 5	(4)
	Bishop Street	(9)	Atlanta, GA	2/18/2016	2/18/2020	N/A	12,693,457	$29,700,000	8.5 / 5	(4)
	Dawson Marketplace	(10)	Atlanta, GA	12/16/2015	11/15/2018	11/15/2020	12,857,005	$36,740,430	8.5 / 5	(4)
	Hidden River		Tampa, FL	12/4/2015	12/3/2018	12/3/2020	4,734,960	$27,620,600	8.5 / 5	(4)
	Hidden River Capital		Tampa, FL	12/4/2015	12/4/2018	12/4/2020	5,380,000	$—	8.5 / 5
	CityPark II		Charlotte, NC	1/8/2016	1/7/2019	1/7/2021	3,364,800	$19,628,000	8.5 / 5	(4)
	CityPark II Capital		Charlotte, NC	1/8/2016	1/8/2019	1/31/2021	3,916,000	$—	8.5 / 5
	Crescent Avenue	(11)	Atlanta, GA	1/13/2016	7/13/2017	N/A	6,000,000	$—	9 / 3
	Haven Northgate	(12)	College Station, TX	3/15/2016	3/15/2018	N/A	33,750,000	$—	11 / -

							$312,150,568

(1)	All loans pertain to developments of multifamily communities, except as otherwise indicated.
(2)	Real estate loan in support of a completed 160-unit, 568-bed student housing community adjacent to the campus of the University of West Georgia.
(3)	Real estate loan in support of a completed 152-unit, 536-bed student housing community adjacent to the campus of Mississippi State University.
(4)	The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 20 and 60 basis points, depending on the loan.
(5)	Real estate loan in support of a completed 198-unit, 792-bed student housing community adjacent to the campus of Kennesaw State University in Atlanta, Georgia.
(6)	Real estate loan of up to approximately $15.6 million in support of a planned 217-unit, 732-bed student housing community adjacent to the campus of Texas Tech University.
(7)	Real estate loan in support of a planned 250-unit, 840-bed student housing community adjacent to the campus of Baylor University.
(8)	On March 29, 2016, our bridge loan was converted to a real estate loan in support of a planned 158-unit, 542-bed student housing community adjacent to the campus of the University of South Florida.
(9)	On February 18, 2016, our bridge loan was converted to a real estate loan in support of a planned multifamily community in Atlanta, Georgia.
(10)	Real estate loan in support of a planned approximate 200,000 square foot retail center in the Atlanta, Georgia market.
(11)	Bridge loan in support of a proposed multi-use property in Atlanta, Georgia.
(12)	Bridge loan in support of a planned 427-unit, 808-bed student housing community adjacent to the campus of Texas A&M University. See note 7 for related party disclosure.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

The Palisades, Green Park, Stadium Village and Founders' Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal.

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrowers. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Crescent Avenue and Haven Northgate loans are also collateralized by the acquired land. The Haven West loan is additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the real estate loans are permitted in whole, but not in part, without the Company's consent.

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At March 31, 2016, none of the Company's real estate loans were delinquent.

	As of 3/31/2016				Carrying amount as of
	Amount drawn	Loan Fee received from borrower - 2%	Acquisition fee paid to Manager - 1%	Unamortized deferred loan fee revenue	March 31, 2016	December 31, 2015
Project/Property

Crosstown Walk	—	—	—	—	—	$10,950,040
City Vista	16,107,735	322,134	(161,067)	(9,669)	16,098,066	16,083,431
Overton Rise	—	—	—	—	—	16,572,959
Haven West	6,784,167	138,816	(69,408)	(3,346)	6,780,821	6,775,835
Haven 12	5,815,849	122,328	(61,164)	—	5,815,849	5,815,849
Founders' Village (1)	9,866,000	197,320	(98,660)	(21,507)	9,844,493	9,841,816
Encore	10,958,200	539,695	(269,847)	(57,986)	10,900,214	10,894,278
Encore Capital	6,208,758	—	—	—	6,208,758	6,036,465
Palisades (1)	16,070,000	321,400	(160,700)	(5,368)	16,064,632	16,063,817
Fusion	43,926,413	1,120,890	(560,445)	(228,419)	43,697,994	37,072,235
Green Park (1)	12,624,455	269,287	(134,644)	(21,984)	12,602,471	12,330,489
Stadium Village (1)	13,329,868	268,500	(134,250)	(7,022)	13,322,846	13,321,293
Summit Crossing III	7,246,400	144,928	(72,464)	(35,152)	7,211,248	7,205,894
Overture	5,739,958	138,400	(69,200)	(33,586)	5,706,372	4,481,446
Aldridge at Town Village	9,988,338	219,500	(109,750)	(59,113)	9,929,225	9,707,532
18 Nineteen	14,821,811	311,967	(155,984)	(65,464)	14,756,347	14,421,568
Haven South	14,521,286	309,113	(154,557)	(98,884)	14,422,402	14,087,852
Haven46	2,770,706	58,000	(29,000)	(68,965)	2,701,741	2,891,067
Bishop Street	6,973,723	62,140	(31,070)	(92,187)	6,881,536	3,086,778
Dawson Marketplace	11,823,399	257,140	(128,570)	(9,355)	11,814,044	11,563,352
Madison Wade Green	—	62,500	—	—	—	6,225,304
Hidden River Lending	—	94,699	(47,350)	(47,350)	(47,350)	(47,350)
Hidden River Capital	3,416,961	107,600	(53,800)	(46,649)	3,370,312	2,619,808
Crescent Avenue	6,000,000	120,000	(60,000)	(50,625)	5,949,375	—
City Park Lending	108,006	67,296	(33,648)	(32,968)	75,038	—
City Park II Capital Lending	3,138,200	78,320	(39,160)	(35,531)	3,102,669	—
Haven Northgate	33,750,000	675,000	(337,500)	(328,741)	33,421,259	—

	$261,990,233	6,006,973	$(2,972,238)	$(1,359,871)	$260,630,362	$238,001,758

(1) 25% of the net amount collected by the Company as an acquisition fee was paid to the associated third party loan participant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

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

	Purchase option window		Purchase option price	Total units upon completion	Total beds (student housing communities)
Project/Property	Begin	End

City Vista	2/1/2017	5/31/2017	$43,560,271	272	—
Haven West	8/1/2016	1/31/2017	$26,138,466	160	568
Haven 12	9/1/2016	11/30/2016	(1)	152	536
Founders' Village	2/1/2017	5/31/2017	$44,266,000	247	—
Encore	1/8/2018	5/8/2018	(1)	340	—
Palisades	3/1/2017	7/31/2017	(1)	304	—
Fusion	1/1/2018	4/1/2018	(1)	280	—
Green Park	11/1/2017	2/28/2018	(1)	310	—
Stadium Village	9/1/2016	11/30/2016	(1)	198	792
Summit Crossing III	8/1/2017	11/30/2017	(1)	172	—
Overture	1/1/2018	5/1/2018	(1)	180	—
Aldridge at Town Village	11/1/2017	2/28/2018	(1)	300	—
18 Nineteen	10/1/2017	12/31/2017	(1)	217	732
Haven South	10/1/2017	12/31/2017	(1)	250	840
Haven46	11/1/2018	1/31/2019	(1)	158	542
Bishop Street	10/1/2018	12/31/2018	(1)	232	—
Dawson Marketplace	12/16/2017	12/15/2018	(1)	—	—
Hidden River	9/1/2018	12/31/2018	(1)	300	—
Crescent Avenue	N/A	N/A	N/A	—	—
City Park II	5/1/2018	8/31/2018	(1)	200	—
Haven Northgate	N/A	N/A	N/A	427	808

				4,699	4,818

(1) The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 20 and 60 basis points, depending on the loan.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

At March 31, 2016, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				3/31/2016	12/31/2015

360 Residential, LLC	3/20/2013	6/30/2016	$2,000,000	$1,396,151	$1,304,999	12%	(1)
Preferred Capital Marketing Services, LLC (2)	1/24/2013	12/31/2016	1,500,000	1,228,849	1,305,550	10%
Oxford Contracting LLC	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%	(1)
Preferred Apartment Advisors, LLC (2,3)	8/21/2012	12/31/2016	15,000,000	13,543,883	12,793,440	8%
Haven Campus Communities, LLC (2)	6/11/2014	12/31/2016	11,500,000	11,464,904	5,359,904	12%	(1)
Oxford Capital Partners, LLC (4)	6/27/2014	3/31/2017	13,400,000	7,486,627	10,502,626	12%
Newport Development Partners, LLC	6/17/2014	6/30/2016	3,000,000	—	806,318	12%	(1)
360 Residential, LLC II	12/30/2015	12/31/2017	3,255,000	2,574,227	2,477,952	15%	(1)
Hendon Properties, LLC	12/8/2015	3/31/2017	2,000,000	—	2,000,000	12%
Mulberry Development Group, LLC	3/31/2016	5/31/2017	500,000	—	—	12%

Unamortized loan fees				(123,457)	(82,056)

			$53,655,000	$39,046,184	$37,943,733

(1) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(2) See related party disclosure in note 7.
(3) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the fifth amended and restated management agreement, or Management Agreement, between the Company and the Manager.

(4) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2,000,000 are collateralized by a personal guaranty of repayment by the principals of the borrower.

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended March 31,
	2016	2015
Real estate loans:
Current interest payments	$5,092,670	$3,383,875
Additional accrued interest	3,272,655	2,003,480
Deferred loan fee revenue	239,599	150,319

Total real estate loan revenue	8,604,924	5,537,674
Interest income on notes and lines of credit	1,115,175	695,954

Interest income on loans and notes receivable	$9,720,099	$6,233,628

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a variable interest entity, or VIE, which could necessitate consolidation of the project. The Company considers the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing the Company is contributing to the overall project cost, decision making rights or control held by the Company, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation treatment would be required.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Vista, Haven West, and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2016 of approximately $32.8 million. The maximum aggregate amount of loans to be funded as of March 31, 2016 was approximately $33.4 million.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the real estate investment loans, promissory note, and revolving line of credit as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these instruments total approximately $87.8 million (with a total commitment amount of $96.0 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the real estate loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of March 31, 2016.

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to real estate investment loans which are partially supporting proposed multifamily communities, student housing projects, and a retail shopping center in or near Atlanta, Georgia. The drawn amount of these loans as of March 31, 2016 totaled approximately $91.9 million (with a total commitment amount of approximately $104.3 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

The borrowers and guarantors behind the real estate investment loans, the promissory note and the revolving line of credit to Oxford Capital Partners, LLC and other related entities collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $3.1 million and $2.7 million for the three-month periods ended March 31, 2016, and 2015.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

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

As of March 31, 2016, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $57.3 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $11.6 million. As of March 31, 2016, the Company had issued 587,219 Units from which it realized net proceeds of approximately $529.5 million after commissions and other costs.  A total of 4,109 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 59.4% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. The Company cumulatively recognized approximately 59.4% of the approximate $11.6 million deferred to date, or approximately $6.9 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $4.7 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at March 31, 2016.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

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

On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $721,000 as of March 31, 2016, of which approximately $333,000 are reflected as deferred offering costs in the asset section of the consolidated balance sheet at March 31, 2016. These costs will likewise be recognized as a reduction of stockholders' equity in the proportion of the proceeds from securities issued to the maximum amount of securities registered.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through March 31, 2016, the Company sold approximately 6.5 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $54.4 million.
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
March 31, 2016

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

		Three months ended March 31,
Type of Compensation	Basis of Compensation	2016	2015

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced, or 1.6% of the purchase price at an assumed hypothetical 63% leverage, if the asset is purchased without debt financing	$110,880	$955,349
Loan coordination fees	1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	2,150,581	—
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	1,761,004	664,305
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	1,062,468	472,092
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	744,101	348,585

		$5,829,034	$2,440,331

The Management Agreement also entitles the Manager to receive compensation for services rendered in connection with the construction, development or landscaping of the properties (Construction Management Fees), including the supervision of any third party vendors engaged by the Manager to provide such services; such fee is an amount equal to the customary and competitive market rates in light of the size, type and location of the property. The Company paid construction management fees of $40,276 to the Manager for the three month period ended March 31, 2016, which were capitalized as part of the related capital improvements. There were no such amounts paid to the Manager for the three month period ended March 31, 2015.
The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any contingent fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $269,601 of combined asset management, general and administrative expense and property management fees related to certain properties and land loans during the three months ended March 31, 2016 and $2,407,424 cumulatively have been deferred by the Manager. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of March 31, 2016, the Company determined that there was insufficient evidence to support recognition of these contingent fees; therefore, the Company has not recognized any expense for these contingent amounts.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended March 31,
2016	2015
$2,363,463	$1,117,573

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $126,105 and $250,290 for the three-month periods ended March 31, 2016 and 2015, respectively. Preferred Capital Securities, LLC, a broker-dealer owned by NELL Partners, Inc., was reimbursed $253,767 for these same costs for the three-month period ended March 31, 2016. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West, Haven 12, Stadium Village, 18 Nineteen, Haven South, Haven46 and Haven Northgate real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

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

The Company did not incur any of these other potential fees during the three-month periods ended March 31, 2016 or 2015.

The Company holds a promissory note in the amount of $1,228,849 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $15.0 million to its Manager.

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

2016			2015
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2016	482,774	$2,481,086	January 30, 2015	192,607	$984,217
February 27, 2016	516,017	2,630,601	February 27, 2015	206,007	1,047,189
March 31, 2016	544,129	2,770,048	March 31, 2015	223,699	1,141,491

	Total	$7,881,735		Total	$3,172,897

The Company's dividend activity on its Common Stock for the three-month periods ended March 31, 2016 and 2015 was:

2016				2015
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 15, 2016	23,041,502	$0.1925	$4,435,489	March 13, 2015	22,004,309	$0.175	$3,850,754

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

The holders of Class A Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At March 31, 2016, the Company had 886,520 Class A Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2016			2015
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
March 15, 2016	April 15, 2016	$117,395	February 5, 2015	April 22, 2015	$49,063

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

Equity compensation expense by award type for the Company was:

	Three months ended March 31,		Unamortized expense as of March 31,
	2016	2015	2016

Quarterly board member committee fee grants	$24,009	$17,909	$—
Class B Unit awards:
Executive officers - 2014	—	3,825	—
Executive officers - 2015	5,236	488,083	—
Executive officers - 2016	501,178	—	1,570,358
Restricted stock grants:
2014	—	80,491	—
2015	80,002	—	26,668

Total	$610,425	$590,308	$1,597,026

Restricted Stock Grants

On May 8, 2014, the Company granted a total of 39,216 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $8.21 and total compensation cost in the amount of $321,963 was recognized on a straight-line basis over the period from the grant date to May 7, 2015.

On May 7, 2015, the Company granted a total of 30,133 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $10.62 and total compensation cost in the amount of $320,012 will be recognized over the four consecutive 90-day periods following the date of grant. The shares granted will vest on a pro-rata basis over these same four periods.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant. Details concerning these grants were:

Grant date	Total number of shares granted	Fair value per share	Total fair value

3/4/2016	474	$12.68	$6,010
2/4/2016	1,485	$12.12	$17,998
2/5/2015	1,782	$10.05	$17,909

Class B Units

On January 2, 2014, the Company granted 239,556 Class B Units for service to be rendered during 2014. On January 2, 2015, the Company granted 285,997 Class B Units for service to be rendered during 2015. On January 4, 2016, the Company granted 265,931 Class B Units for service to be rendered during 2016, 2017, and 2018.

Prior to January 4, 2016, the Class B Units became Vested Class B Units at the Initial Valuation Date, which was generally one year from the date of grant. Beginning with the 2016 grant, certain Class B Units vest in three equal consecutive one-year tranches from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested Class B Units become earned Class B Units and automatically convert into Class A Units of the Operating Partnership (as long as the capital accounts have achieved economic equivalence), which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock on a one-to-one basis at the option of the holder. Vested Class B Units may become Earned Class B Units on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested Class B Units that do not become Earned Class B Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B Units become Earned Class B Units or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B Units to qualify to become fully Earned Class B Units.

Because of the market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On January 2, 2015, the 239,556 outstanding Class B Units for 2014 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership. On January 2, 2016, the 285,997 outstanding Class B Units for 2015 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

The underlying valuation assumptions and results for the Class B Unit awards were:

Grant dates	1/4/2016	1/2/2015
Stock price	$12.88	$9.21
Dividend yield	5.98%	7.60%
Expected volatility	26.10%	30.13%
Risk-free interest rate	2.81%	2.55%

Number of Units granted:
One year vesting period	176,835	285,997
Three year vesting period	89,096
	265,931

Calculated fair value per Unit	$10.03	$6.81

Total fair value of Units	$2,667,288	$1,947,640

Target market threshold increase	$3,549,000	$2,629,000

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.1925 for the 2016 awards, $0.1925 for the 2015 awards and $0.16 for the 2014 awards.

Since the Company had a limited amount of operating history in the public equity market, the expected volatility assumptions for the 2014 and 2015 awards were derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry that most closely approximated the Company’s size, capitalization, leverage, line of business and geographic focus markets. For the 2016 awards, the Company's own stock price volatility was utilized as the basis for deriving this assumption.

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

10. Indebtedness

Mortgage Notes Payable

The following table presents certain details regarding our mortgage notes payable:

		Principal balance as of				Interest only through date (2)
	Acquisition/ refinancing date	March 31, 2016	December 31, 2015	Maturity date	Interest rate (1)

Trail Creek	6/25/2013	$28,109,000	$28,109,000	7/1/2020	4.22%	7/1/2020
Stone Rise	7/3/2014	24,882,579	25,014,250	8/1/2019	2.89%	8/31/2015
Summit Crossing	4/21/2011	20,283,961	20,366,748	5/1/2018	4.71%	5/31/2014
Summit Crossing secondary financing	8/28/2014	5,123,476	5,145,250	9/1/2019	4.39%	N/A
Summit II	3/20/2014	13,357,000	13,357,000	4/1/2021	4.49%	4/30/2019
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%	2/28/2018
Ashford Park secondary financing	8/28/2014	6,491,653	6,520,564	2/1/2020	4.13%	N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%	2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%	2/28/2018
Table continued on next page

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

		Principal balance as of					Interest only through date (2)
	Acquisition/ refinancing date	March 31, 2016	December 31, 2015	Maturity date	Interest rate (1)

Continued from previous page
Enclave	9/26/2014	24,862,000	24,862,000	10/1/2021	3.68%		10/31/2017
Sandstone	9/26/2014	31,391,844	31,556,664	10/1/2019	3.18%		N/A
Stoneridge	9/26/2014	27,159,946	27,302,546	10/1/2019	3.18%		N/A
Vineyards	9/26/2014	34,775,000	34,775,000	10/1/2021	3.68%		10/31/2017
Spring Hill Plaza	9/5/2014	9,819,725	9,868,025	10/1/2019	3.36%		10/31/2015
Parkway Town Centre	9/5/2014	7,141,618	7,176,745	10/1/2019	3.36%		10/31/2015
Woodstock Crossing	8/8/2014	3,078,641	3,090,953	9/1/2021	4.71%		N/A
Deltona Landings	9/30/2014	7,038,743	7,074,722	10/1/2019	3.48%		N/A
Powder Springs	9/30/2014	7,427,087	7,465,051	10/1/2019	3.48%		N/A
Kingwood Glen	9/30/2014	11,776,545	11,836,741	10/1/2019	3.48%		N/A
Barclay Crossing	9/30/2014	6,621,273	6,655,117	10/1/2019	3.48%		N/A
Sweetgrass Corner	9/30/2014	8,023,320	8,063,653	10/1/2019	3.58%		N/A
Parkway Centre	9/30/2014	4,611,590	4,635,162	10/1/2019	3.48%		N/A
Salem Cove	10/6/2014	9,600,000	9,600,000	11/1/2024	4.21%		11/30/2016
Avenues at Cypress	2/13/2015	22,468,513	22,578,863	9/1/2022	3.43%		N/A
Avenues at Northpointe	2/13/2015	27,878,000	27,878,000	3/1/2022	3.16%		3/31/2017
Lakewood Ranch	5/21/2015	30,384,531	30,528,618	12/1/2022	3.55%		N/A
Aster Lely	6/24/2015	33,592,250	33,746,379	7/5/2022	3.84%		N/A
CityPark View	6/30/2015	21,815,730	21,924,060	7/1/2022	3.27%		N/A
Avenues at Creekside	7/31/2015	41,625,000	41,625,000	8/1/2024	2.04%	(3)	8/31/2016
Citi Lakes	9/3/2015	44,036,622	44,282,826	4/1/2023	2.61%	(4)	N/A
Independence Square	8/27/2015	12,617,500	12,617,500	9/1/2022	3.93%		9/30/2016
Royal Lakes Marketplace	9/4/2015	9,800,000	9,800,000	9/4/2020	2.94%	(5)	4/3/2017
Stone Creek	11/12/2015	16,720,149	16,792,850	10/1/2046	3.75%		N/A
Lenox Village Town Center	12/21/2015	31,225,917	31,394,460	5/1/2019	3.82%		N/A
Lenox Village III	12/21/2015	18,357,246	18,410,000	1/1/2023	4.04%		N/A
Overlook at Hamilton Place	12/22/2015	20,941,406	21,000,000	1/1/2026	4.19%		N/A
Summit Point	10/30/2015	12,792,770	12,846,544	11/1/2022	3.57%		N/A
Overton Rise	2/1/2016	41,235,716	—	8/1/2026	3.98%		N/A
Baldwin Park	1/5/2016	73,910,000	—	5/1/2019	2.34%	(6)	1/5/2019
Baldwin Park (second)	1/5/2016	3,890,000	—	5/1/2019	10.34%	(7)	1/5/2019
Crosstown Walk	1/15/2016	32,488,749	—	2/1/2023	3.90%		N/A

Total		$846,400,100	$696,945,291

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
(6) Variable rate which consisted of 1 Month LIBOR plus 190 basis points.
(7) Variable rate which consisted of 1 Month LIBOR plus 990 basis points.

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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of March 31, 2016, the Company has an outstanding principal balance of $9.8 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of LIBOR plus 250 basis points, which was 2.94% as of March 31, 2016.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

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

As of March 31, 2016, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 5.5 years.
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

On January 5, 2016, the Company entered into a $35.0 million term loan with Key Bank National Association under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. The Term Loan accrues interest at a rate of LIBOR plus 3.75% per annum.
The Amended and Restated Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 95% of AFFO for the trailing rolling four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.
As of March 31, 2016, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $360,000,000	(2)	$605,825,861
Debt yield	Minimum 8.0%		9.1%
Payout ratio	Maximum 95%	(3)	76.9%
Total leverage ratio	Maximum 62.5%		56.2%
Debt service coverage ratio	Minimum 1.50x		2.48x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $360 million plus 75% of the net proceeds of any equity offering, which totaled approximately $430 million as of March 31, 2016.
(3)Calculated on a trailing four-quarter basis. For the three-month period ended March 31, 2016, the maximum dividends and distributions allowed under this covenant was approximately $50.0 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Revolving Line of Credit, the Term Loan, as well as the mortgage debt on the Company's multifamily communities, are amortized using the straight-line method, which

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

approximates the effective interest method over the lives of the loans. At March 31, 2016, aggregate unamortized loan costs for the Revolving Line of Credit were $443,654, which will be amortized over the remaining life of the Revolving Line of Credit. The weighted average interest rate for the Credit Facility was approximately 3.96% for the three-month period ended March 31, 2016. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.20% or 0.30% per annum, based on the amount borrowed as a percentage of the total commitment.

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of March 31, 2016 were:

Period	Future principal payments
2016	$54,672,986
2017	12,124,108
2018	33,874,123
2019	259,961,381
2020	109,920,408
thereafter	422,847,094

Total	$893,400,100

11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company generally will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the three- month periods ended March 31, 2016 and 2015.

12. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. At March 31, 2016, the amount guarantied by the Company was $6.4 million. The amount of the guaranty is reduced by $555,000 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. The Company has guarantied up to $405,000 on these credit cards.
A total of approximately $2.4 million of combined asset management and general and administrative expense fees related to the acquired properties as of March 31, 2016 have been deferred by the Manager. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above.

At March 31, 2016, the Company had unfunded balances on its real estate loan portfolio of approximately $50.2 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

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

	March 31, 2016	December 31, 2015

Assets:
Multifamily communities	$989,198,854	$781,224,019
Financing	313,190,086	290,268,921
Retail	225,480,001	211,647,262
Other	8,966,506	12,388,831
Consolidated assets	$1,536,835,447	$1,295,529,033

Total capitalized expenditures of $1,293,507 and $441,329 (excluding the purchase price of acquisitions and including construction in progress) were recorded for the three-month periods ended March 31, 2016 and 2015, respectively, attributable to the Company’s multifamily communities segment. Total capitalized expenditures of $676,883 and $137,722 attributable to the retail segment were recorded for the three-month periods ended March 31, 2016 and 2015, respectively.

	Three months ended March 31,
	2016	2015
Revenues

Multifamily communities	$26,982,042	$12,134,492
Financing	9,720,099	6,233,628
Retail	5,033,640	2,976,395

Consolidated revenues	$41,735,781	$21,344,515

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

	Three months ended March 31,
	2016	2015

Segment net operating income (Segment NOI)

Multifamily communities	$14,287,754	$6,645,239
Financing	9,720,099	6,233,628
Retail	3,648,311	2,069,329

Consolidated segment net operating income	27,656,164	14,948,196

Interest expense:
Multifamily communities	6,369,125	2,871,898
Retail	1,327,198	774,492
Financing	1,198,507	730,725
Depreciation and amortization:
Multifamily communities	12,655,184	6,373,642
Retail	2,691,542	1,571,786
Professional fees	668,791	378,799
Management fees, net of deferrals	2,496,485	1,004,930
Acquisition costs:
Multifamily communities	2,279,847	1,169,386
Retail	422,736	14,506
Student housing	61,003	—
Equity compensation to directors and executives	610,425	590,308
Other	264,811	232,653

Net loss	$(3,389,490)	$(764,929)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended March 31,
	2016	2015
Numerator:
Net loss	$(3,389,490)	$(764,929)
Net loss attributable to non-controlling interests	88,561	9,699
Net loss attributable to the Company	(3,300,929)	(755,230)
Dividends declared to Series A preferred stockholders (A)	(7,881,735)	(3,172,897)
Earnings attributable to unvested restricted stock (B)	(1,451)	(6,863)
Net loss available to common stockholders	$(11,184,115)	$(3,934,990)

Denominator:
Weighted average number of shares of Common Stock - basic	22,983,741	21,813,974
Effect of dilutive securities: (C)
Warrants	—	—
Class B Units	—	—
Unvested restricted stock	—	—
Weighted average number of shares of Common Stock - diluted	22,983,741	21,813,974

Net loss per share of Common Stock
available to common stockholders:
Basic	$(0.49)	$(0.18)
Diluted	$(0.49)	$(0.18)

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 583,110 and 243,887 outstanding shares of Series A Preferred Stock at March 31, 2016, and 2015, respectively.

(B) The Company's outstanding unvested restricted share awards (7,536 and 39,216 shares of Common Stock at March 31, 2016, and 2015, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred net losses attributable to common stockholders for the three-month periods ended March 31, 2016 and 2015, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from warrants outstanding at March 31, 2016 and March 31, 2015 from issuances of Units that are potentially exercisable into 10,957,500 and 4,856,600 shares of Common Stock respectively, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on the following dates, as shown below:

Hypothetical acquisition date
Lenox Portfolio	1/1/2014
Stone Creek	1/1/2014
Citi Lakes	12/1/2014
Avenues at Creekside	1/1/2014
CityPark View	1/1/2014
Aster at Lely	1/1/2014
Venue at Lakewood Ranch	9/1/2014
Houston Portfolio	2/1/2014
Overlook at Hamilton Place	1/1/2014
Summit Point	1/1/2014
Royal Lakes Marketplace	1/1/2014
Independence Square	1/1/2014
Overton Rise	1/1/2015
Baldwin Park	1/1/2015
Crosstown Walk	1/1/2015
Wade Green Village	1/1/2015

	Three months ended March 31,
	2016	2015
Pro forma:
Revenues	$42,504,380	$34,841,423

Net income (loss)	$535,199	$(8,207,240)

Net income (loss) attributable to the Company	$521,216	$(8,103,023)

Net loss attributable to common stockholders	$(7,361,970)	$(11,282,783)

Net loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.32)	$(0.52)

Weighted average number of shares of Common Stock
outstanding, basic and diluted	22,983,741	21,813,974

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

	As of 3/31/2016
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Real estate loans (1)	$273,849,553	$288,346,401	$—	$—	$288,346,401
Notes and line of credit receivable	39,046,184	39,046,184	—	—	39,046,184

	$312,895,737	$327,392,585	$—	$—	$327,392,585
Financial liabilities:
Mortgage notes payable (2)	$846,400,100	$854,582,149	$—	$—	$854,582,149
Revolving credit facility	17,000,000	17,000,000	—	—	17,000,000
Term loan	30,000,000	30,000,000	—	—	30,000,000
Loan participation obligations	13,769,962	14,227,130	—	—	14,227,130

	$907,170,062	$915,809,279	$—	$—	$915,809,279

	As of December 31, 2015
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Real estate loans (1)	$252,296,406	$267,383,427	$—	$—	$267,383,427
Notes and line of credit receivable	37,943,733	37,943,733	—	—	37,943,733
	$290,240,139	$305,327,160	$—	$—	$305,327,160
Financial liabilities:
Mortgage notes payable (2)	$696,945,291	692,008,640	$—	$—	$692,008,640
Revolving credit facility	34,500,000	34,500,000	—	—	34,500,000
Loan participation obligations	13,544,160	14,061,190	—	—	14,061,190
	$744,989,451	$740,569,830	$—	$—	$740,569,830

(1) The carrying value of real estate assets includes the Company's balance of the Founders' Village, Palisades, Green Park, and Stadium Village real estate loans, as well as the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. The carrying value of real estate loans includes accrued interest of approximately $13.2 million and $14.3 million as of March 31, 2016 and December 31, 2015, respectively.

(2) The carrying value of mortgage notes payable consists of the principal amounts due reduced by any unamortized deferred loan issuance costs.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at March 31, 2016, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

The fair values of the fixed rate mortgages on the Company’s properties were developed using market quotes of the fixed rate yield index and spread for four, five, seven and 30 year notes as of the reporting date. The present values of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2016

17. Subsequent Events

Between April 1, 2016 and April 29, 2016, the Company issued 35,548 Units and collected net proceeds of approximately $32.0 million after commissions and fees under its Follow-on Offering.

On April 20, 2016, the Company closed on a real estate investment loan of up to approximately $9.4 million in support of a proposed second phase of a 140-unit, 556-bed student housing project adjacent to the campus of Texas Tech University in Lubbock, Texas.

On April 29, 2016, the Company acquired a portfolio of six grocery-anchored shopping centers, with an aggregate of 535,252 square feet of gross leasable area, located in various southeastern U. S. markets. The total purchase price was approximately $68.7 million and the consideration transferred included approximately $25.0 million of mortgage financing. The allocation of the fair value of the acquired assets and liabilities was incomplete at the date of filing.

On May 5, 2016, the Company granted 30,990 shares of restricted Common Stock to its independent board members, as annual compensation for service on its board of directors. The aggregate fair value of this award, which vests on a straight-line basis over four consecutive quarterly tranches, was $409,998, which was based on the closing price of the Common Stock on the prior business day.

On May 5, 2016, the Company declared a Common Stock dividend of $0.2025 per share for the second quarter 2016, which is payable on July 15, 2016, to common stockholders of record on June 15, 2016.

On May 5, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211178) for an offering up to $300 million of equity or debt securities, including an at-the-market offering of Common Stock of up to $150 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the first quarter 2016, we acquired three multifamily communities located in Orlando, Florida, Tampa, Florida, and Atlanta, Georgia, representing 1,164 units, for an aggregate purchase price of approximately $217.7 million. We now own 22 multifamily communities with 7,300 units.

Also during the first quarter 2016, we acquired one grocery-anchored shopping center located in the Atlanta, Georgia market, with approximately 75,000 square feet of gross leasable area for an aggregate purchase price of approximately $11.0 million. We now own 15 centers with an approximate aggregate of 1,354,000 square feet of gross leasable area.

During the first quarter 2016, we converted two bridge loans to real estate loans with an aggregate loan commitment amount of approximately $22.5 million to partially finance a planned multifamily community to be located in Atlanta, Georgia and a student housing project located adjacent to the University of South Florida in Tampa, Florida. We also originated a new real estate investment loan and a member loan with an aggregate loan commitment amount of approximately $7.3 million in support of a planned second phase of our CityPark View multifamily community in Charlotte, North Carolina. Also during the first quarter 2016, we originated a bridge loan of up to approximately $33.8 million in support of a student housing project adjacent to Texas A&M University and another $6.0 million land acquisition loan in support of a mixed use project in Atlanta, Georgia. As of March 31, 2016, our real estate loan portfolio consisted of 15 real estate loans and four bridge loans supporting twelve planned multifamily communities, six student housing projects and one planned retail center, with an aggregate commitment amount of approximately $312.2 million. There can be no assurance that we will acquire any of the assets under construction.

During the first quarter 2016, we issued 101,037 Units and collected net proceeds of approximately $90.9 million from our Follow-On Offering.

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

Forward-looking statements are found throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 96.3% interest as of March 31, 2016. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored shopping center properties.

Properties

At March 31, 2016, we were the sole owner of the following 22 multifamily communities, which comprise our multifamily segment:

Property Name	Location	Year constructed	Number of units	Average Unit Size (sq. ft.)	Average Occupancy	Average Rent per Unit

Ashford Park	Atlanta, GA	1992	408	1,008	97.7%	$1,159
Lake Cameron	Raleigh, NC	1997	328	940	92.6%	$888
McNeil Ranch	Austin, TX	1999	192	1,071	94.4%	$1,224
Stone Rise	Philadelphia, PA	2008	216	1,079	92.2%	$1,415
Enclave at Vista Ridge	Dallas, TX	2003	300	1,079	94.7%	$1,121
Stoneridge Farms	Nashville, TN	2002	364	1,153	95.2%	$1,005
Vineyards	Houston, TX	2003	369	1,122	92.2%	$1,111

Total/Average Same Store			2,177		94.3%

Trail Creek	Hampton, VA	2007	300	1,084	—%	$1,171
Summit Crossing	Atlanta, GA	2007	485	1,053	—%	$1,203
Sandstone Creek	Kansas City, KS	2000	364	1,135	—%	$1,014
Aster at Lely Resort	Naples, FL	2015	308	979	97.6%	$1,330
CityPark View	Charlotte, NC	2014	284	948	91.1%	$1,059
Avenues at Cypress	Houston, TX	2014	240	1,166	90.9%	$1,373
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001	97.3%	$1,576
Avenues at Creekside	San Antonio, TX	2014	395	974	89.4%	$1,132
Citi Lakes	Orlando, FL	2014	346	984	—%	$1,335
Avenues at Northpointe	Houston, TX	2013	280	1,154	93.4%	$1,380
Lenox Portfolio	Nashville, TN	2009-2015	474	886	97.1%	$1,135
Stone Creek	Houston, TX	2009	246	852	—%	$1,016
Overton Rise	Atlanta, GA		294	1,018	—%	$—
Baldwin Park	Orlando, FL		528	1,069	—%	$—
Crosstown Walk	Tampa, FL		342	980	—%	$—

Total Non-Same Store			5,123

Total			7,300		94.2%

For the three-month period ended March 31, 2016, our average occupancy was 94.2%. We define average occupancy as market rent reduced by vacancy losses. All of our multifamily properties are included in this calculation except for properties which are held for sale (Trail Creek), properties which are not yet stabilized, which we define as properties having first achieved 93% physical occupancy (Citi Lakes was not yet stabilized at the beginning of the first quarter), properties which are owned for less than the entire reporting period (Overton Rise, Baldwin Park, and Crosstown Walk), and properties which are undergoing significant capital projects or are adding additional phases (Summit Crossing, Stone Creek and Sandstone Creek).

At March 31, 2016, we were the sole owner of the following 15 grocery-anchored shopping centers, which comprise our retail segment:

Property name	Metropolitan area	Year built	GLA (1)	Percent leased (2)	Anchor tenant

Woodstock Crossing	Atlanta, GA	1994	66,122	92.6%	Kroger
Parkway Centre	Columbus, GA	1999	53,088	97.4%	Publix
Powder Springs	Atlanta, GA	1999	77,853	92.8%	Publix
Royal Lakes Marketplace	Atlanta, GA	2008	119,493	84.4%	Kroger
Summit Point	Atlanta, GA	2004	111,970	83.1%	Publix
Wade Green Village	Atlanta, GA	1993	74,978	93.2%	Publix
Parkway Town Centre	Nashville, TN	2005	65,587	92.4%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570	100.0%	Publix
Salem Cove	Nashville, TN	2010	62,356	97.8%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095	98.6%	The Fresh Market
Barclay Crossing	Tampa, FL	1998	54,958	100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966	95.5%	Publix
Kingwood Glen	Houston, TX	1998	103,397	100.0%	Kroger
Independence Square	Dallas, TX	1977	140,218	94.6%	Tom Thumb
Sweetgrass Corner	Charleston, SC	1999	89,124	96.2%	Bi-Lo

			1,353,775
(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) Percent leased represents the percentage of GLA that is leased, including lease agreements that have been signed which have not yet commenced.
Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2016, with continued job growth and improvements in consumer confidence.  We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector.   If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to measurably improve upon.  The pipeline of new multifamily construction, although increasing, has been relatively measured in most of our markets.  Nationally, new multifamily construction is currently at or slightly above average historical levels in most markets.  Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to good levels of absorption levels in most of our markets, which in many of our markets has offset or exceeded the new supply coming online.  The absorption rate has led to stable or modestly increasing occupancy rates with concurrent increases in rental rates in our markets.  We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain increases in multifamily supply.

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

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae (the GSEs) with excellent access to investor capital.  Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment.  Lending by GSEs could be limited by caps imposed by the Federal Housing and

Finance Association (FHFA), which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

                We believe the combination of continued high construction mortgage underwriting standards as compared to before the financial crisis, coupled with continued hesitance and reluctance among many prospective homebuyers to believe the net benefits of home ownership are greater than the benefit of the flexibility offered through renting will continue to work in the existing multifamily sector's favor, resulting in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.  We also believe there will be a continued increase in demand for multifamily rental housing due to the ongoing entry of the domestic echo-boomer generation, the sons and daughters of the baby-boom generation, into the workforce  resulting in an increase in demand for rental housing.   Finally, we believe a continuation of the current declining homeownership rate trend in the United States would also result in increased demand for multifamily rental housing.

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

Equity Compensation

We calculate the fair value of equity compensation instruments such as warrants and stock options based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. The compensation expense is accrued over the vesting period(s).

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

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. This new guidance specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will be required to consolidate the limited partnership. ASU 2015-02 is effective on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Company's adoption of ASU 2015-02 had no impact on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Liabilities. The new standard's applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted for the applicable provision. The Company does not expect the adoption of ASU 2016-01 to impact the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 ("ASU 2016-09"), Compensation—Stock Compensation
(Topic 178): Improvements to Employee Share-Based Payment Accounting. The new standard's applicable provisions to the Company include allowing the entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures of equity compensation awards when they occur. Previous guidance required entities to estimate the number of awards that are expected to vest. The standard is effective on January 1, 2017, and the Company adopted ASU 2016-09 on January 1, 2016 pursuant to the allowed early adoption provision. The Company does not expect the adoption of ASU 2016-09 to materially impact the Company’s consolidated financial statements.

Results of Operations

The highlights of our first quarter 2016 operating results included:

•
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, or NFFO, was $7,012,574, or $0.30 per share for the first quarter 2016, an increase of 25.0% on a per share basis from our NFFO result of $5,202,103, or $0.24 per share for the first quarter 2015. (1)

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $8,935,867, or $0.38 per share for the first quarter 2016, an increase of 72.7% on a per share basis from our AFFO result of $4,940,346, or $0.22 per share for the first quarter 2015. AFFO is calculated after deductions for all preferred dividends. (1)

•
As of March 31, 2016, our total assets were approximately $1.5 billion, an increase of approximately $0.7 billion, or 94.8% compared to our total assets of approximately $0.8 billion at March 31, 2015.

•	Total revenues for the first quarter 2016 were approximately $41.7 million, an increase of approximately $20.4 million, or 95.5%, compared to approximately $21.3 million for the first quarter 2015.

•
Cash flow from operations for the first quarter 2016 was approximately $13.4 million, an increase of approximately $5.7 million, or 73.1%, compared to approximately $7.7 million for the first quarter 2015.

•
Our Common Stock dividend of $0.1925 per share for the first quarter 2016 represents a growth rate of 10.0% from our first quarter 2015 dividend of $0.175 per share and a growth rate of approximately 11.5% on an annualized basis since June 30, 2011, the first quarter end following our initial public offering in April 2011.

•	At March 31, 2016, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 56.6%.

•	For the first quarter 2016, our average occupancy was 94.2%. As of March 31, 2016, our retail portfolio was 94.3% leased.

•
For the first quarter 2016, our NFFO payout ratio to our Common Stockholders and Unitholders was approximately 64.9% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 51.0%. (2)

•
For the first quarter 2016, our NFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 52.9% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 46.9%. (2)

•
As of February 24, 2016, we held a nonrefundable deposit from a prospective purchaser of our Trail Creek multifamily community located in Hampton, Virginia and as of that date, reclassified the assets and mortgage note from held and used to held for sale. We expect the sale of Trail Creek to close in May 2016.

•
During the first quarter 2016, we converted two existing bridge loans to real estate investment loans and added one new real estate investment loan, two new bridge loans and a member loan with an aggregate commitment amount of up to approximately $69.5 million, to partially finance two planned multifamily community projects and two student housing projects. The loans pay current monthly interest ranging from 8.5% to 11.0% per annum and all but one of the loans accrue deferred interest ranging from 3.0% to 5.0% per annum.

•
During the first quarter 2016, we acquired three multifamily communities, located in each of Tampa, Florida, Orlando, Florida, and Atlanta, Georgia, consisting of an aggregate of 1,164 multifamily units. We also acquired one grocery-anchored shopping center in the Atlanta, Georgia market comprising approximately 75,000 aggregate square feet of gross leasable area.

•
With the closing of the acquisitions referenced above, we owned as of year-end 22 multifamily communities consisting of an aggregate of 7,300 units and 15 grocery-anchored shopping centers comprising an aggregate of approximately 1,354,000 square feet of gross leasable area. Upon completion of all the projects partially financed by our real estate loan portfolio and if we were to acquire all the underlying properties, we would own 19 additional multifamily communities, comprising an aggregate of 4,699 additional units, and including seven additional student housing communities with 4,818 beds and one retail shopping center.

•
On April 20, 2016, we closed on a real estate investment loan of up to approximately $9.4 million in support of a proposed 140-unit, 556-bed second phase of a student housing project adjacent to the campus of Texas Tech University in Lubbock, Texas. We also received a purchase option to acquire the property upon stabilization.

•
On April 29, 2016, we closed on a portfolio of six grocery-anchored shopping centers, with an aggregate of 535,252 square feet of gross leasable area, located in various southeastern U. S. markets. The total purchase price was approximately $68.7 million.

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

During the three months ended March 31, 2016, we acquired the following real estate assets:

Acquisition date	Multifamily communities	Location	Units

2/1/2016	Overton Rise	Atlanta, GA	294
1/15/2016	Crosstown Walk	Tampa, FL	342
1/5/2016	Baldwin Park	Orlando, FL	528

			1,164

Acquisition date	Grocery anchored shopping centers	Market	Gross leasable area (square feet)

2/29/2016	Wade Green Village	Atlanta, GA	74,978

Three Months Ended March 31, 2016 compared to 2015

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months ended March 31, 2016 versus 2015, as summarized in the tables below:

	Three months ended March 31,		Change inc (dec)
	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$28,255,599	$13,141,120	$15,114,479	115.0%
Other property revenues	3,760,083	1,969,767	1,790,316	90.9%
Interest income on loans and notes receivable	6,942,159	4,875,086	2,067,073	42.4%
Interest income from related parties	2,777,940	1,358,542	1,419,398	104.5%
Total revenues	41,735,781	21,344,515	20,391,266	95.5%

Operating expenses:
Property operating and maintenance	4,021,362	2,079,359	1,942,003	93.4%
Property salary and benefits reimbursement to related party	2,363,463	1,117,573	1,245,890	111.5%
Property management fees to related parties	1,228,021	570,406	657,615	115.3%
Real estate taxes	5,173,441	2,076,677	3,096,764	149.1%
General and administrative	919,952	458,204	461,748	100.8%
Equity compensation to directors and executives	610,425	590,308	20,117	3.4%
Depreciation and amortization	15,346,726	7,945,428	7,401,298	93.2%
Acquisition and pursuit costs	2,652,705	423,592	2,229,113	526.2%
Acquisition fees to related parties	110,880	760,300	(649,420)	(85.4)%
Asset management fees to related parties	2,766,086	1,350,890	1,415,196	104.8%
Insurance, professional fees and other	1,306,981	705,552	601,429	85.2%
Total operating expenses	36,500,042	18,078,289	18,421,753	101.9%
Contingent asset management and general and administrative
expense fees	(269,601)	(345,960)	76,359	—%
Net operating expenses	36,230,441	17,732,329	18,498,112	104.3%

Operating income	5,505,340	3,612,186	1,893,154	—%
Less interest expense	8,894,830	4,377,115	4,517,715	103.2%

Net loss	$(3,389,490)	$(764,929)	$(2,624,561)	—%

Rental and other property revenues and expenses for the three-month period ended March 31, 2016 included activity for the Baldwin Park, Crosstown Walk, and Overton Rise multifamily communities and the Wade Green Village grocery-anchored shopping center acquired during the first quarter 2016 only from their respective dates of acquisition. In addition, the 2016 period includes a full quarter of activity for the seven multifamily communities and four grocery-anchored shopping centers acquired during the second, third and fourth quarters of 2015. Rental and other property revenues and expenses for the three-month period ended March 31, 2015 include activity for the two multifamily communities acquired during the first quarter 2015 only from their respective dates of acquisition.

Revenues

Rental revenues increased for the three months ended March 31, 2016 from the comparable 2015 periods primarily due to acquisitions shown in the following table which closed during the last three quarters of 2015 and the first quarter of 2016:

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
Rental revenues:
Baldwin Park, Crosstown Walk, and Overton Rise	$4,001,000	26.5%
Lakewood Ranch, Aster at Lely, and CityPark View	3,080,000	20.4%
Avenues at Creekside and Citi Lakes	2,272,000	15.0%
Stone Creek and Lenox multifamily revenues	2,260,000	15.0%
Four grocery-anchored shopping centers acquired during 2015	1,582,000	10.5%
Other	1,919,000	12.6%

Total	$15,114,000	100.0%

Rental revenues are directly impacted by occupancy levels. Our average occupancy was 94.2% for both the three-month periods ended March 31, 2016 and 2015. We define average occupancy as market rent reduced by vacancy losses within our multifamily communities segment.

As of March 31, 2016, our retail portfolio was 94.3% leased. We define percent leased as the percentage of gross leasable area that is leased, including lease agreements that have been signed which have not yet commenced.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. Other revenues from our grocery-anchored shopping centers includes tenant reimbursements to us for common area maintenance, or CAM, costs and utility reimbursements. The increase in other property revenues for the three-month period ended March 31, 2016 versus 2015 was also due primarily to the acquisitions listed above.

Interest income from our real estate loans increased substantially for the three-month period ended March 31, 2016 versus 2015, primarily due to the addition of 12 real estate loans and bridge loans since March 31, 2015, partially offset by the repayment or settlement of five loans in connection with the acquisition of the underlying properties. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate investment loans, bridge loans, and lines of credit receivable was approximately $301.2 million at March 31, 2016 and $198.5 million at March 31, 2015.

	Three months ended March 31,
	2016	2015
	Amounts (rounded to 000s):
Real estate loan investments:
Current interest payments	$5,092,670	$3,383,875
Additional accrued interest received	3,272,655	2,003,480
Deferred loan fee revenue	239,599	150,319
Total real estate loan investment revenue	8,604,924	5,537,674
Interest income on notes and lines of credit	1,115,175	695,954

Interest income on loans and notes receivable	$9,720,099	$6,233,628

Property operating and maintenance expense

As shown in the following table, expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by the multifamily and retail properties which were acquired since March 31, 2015. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
Property operations and maintenance:
Baldwin Park, Crosstown Walk, and Overton Rise	$512,000	26.4%
Lakewood, Aster, CityPark	383,000	19.7%
Creekside, Citi Lakes	356,000	18.3%
Stone Creek and Lenox Portfolio	282,000	14.5%
Houston Portfolio	195,000	10.0%
Four grocery-anchored shopping centers acquired during 2015	182,000	9.4%
Other	32,000	1.7%

Total	$1,942,000	100.0%

Property Salary and Benefits Reimbursement to Related Party

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by the multifamily properties acquired since March 31, 2015, as shown in the following table. The number of employees assigned by our property manager to our 22 multifamily communities at March 31, 2016 is not expected to change materially over the foreseeable future.

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
Salary and benefits reimbursements:
Baldwin Park, Crosstown Walk, and Overton Rise	$327,000	26.2%
Lakewood Ranch, Aster at Lely, and CityPark View	270,000	21.7%
Avenues at Creekside, Citi Lakes	263,000	21.1%
Stone Creek and Lenox Portfolio	271,000	21.7%
Other	115,000	9.3%

Total	$1,246,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for retail assets, property management fees are generally 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. The increases were primarily due to properties acquired since March 31, 2015, as shown in the following table:

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
Property management fees:
Baldwin Park, Crosstown Walk, and Overton Rise	$121,000	18.4%
Lakewood Ranch, Aster at Lely, and CityPark View	103,000	15.7%
Avenues at Creekside and Citi Lakes	78,000	11.9%
Stone Creek and Lenox Portfolio	74,000	11.2%
Four grocery-anchored shopping centers acquired during 2015	53,000	8.1%
Other	229,000	34.7%

Total	$658,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions made since March 31, 2015, as shown in the following table:

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
Real estate taxes:
Baldwin Park, Crosstown Walk, and Overton Rise	$827,000	26.7%
Avenues at Creekside and Citi Lakes	581,000	18.8%
Stone Creek and Lenox Portfolio	432,000	13.9%
Lakewood Ranch, Aster at Lely, and CityPark View	380,000	12.3%
Four grocery-anchored shopping centers acquired during 2015	237,000	7.7%
Other	640,000	20.6%

Total	$3,097,000	100.0%

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.

General and Administrative

The increases in general and administrative expenses were primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired since March 31, 2015, as shown in the following table:

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
General and administrative expenses:
Lakewood Ranch, Aster at Lely, and CityPark View	$119,000	25.8%
Baldwin Park, Crosstown Walk, and Overton Rise	106,000	22.9%
Lenox Portfolio and Stone Creek	74,000	16.0%
Avenues at Creekside, Citi Lakes	48,000	10.4%
Four grocery-anchored shopping centers acquired during 2015	19,000	4.1%
Net worth/franchise taxes, licenses & fees	21,000	4.5%
Other	75,000	16.3%

Total	$462,000	100.0%

Equity compensation to directors and executives

Equity compensation expense by grant was as follows in the table below:

	Three months ended March 31,
	2016	2015

Quarterly board member committee fee grants	$24,009	$17,909
Class B Unit awards:
Executive officers - 2014	—	3,825
Executive officers - 2015	5,236	488,083
Executive officers - 2016	501,178	—
Restricted stock grants:
2014	—	80,491
2015	80,002	—

Total	$610,425	$590,308

Depreciation and amortization

The net increases in depreciation and amortization were driven primarily by the additional depreciable assets from the acquisitions made since March 31, 2015, as shown below:

	Three months ended
	March 31, 2016 versus 2015
	Amount (rounded to 000s):
Lenox Portfolio and Stone Creek
Depreciation	$1,190,000	$—
Amortization of intangible assets	922,000	—
Avenues at Creekside, Citi Lakes
Depreciation	1,213,000	—
Amortization of intangible assets	464,000	—
Baldwin Park, Crosstown Walk, and Overton Rise
Depreciation	1,461,000	—
Amortization of intangible assets	1,538,000	—
Lakewood Ranch, Aster at Lely, and CityPark View
Depreciation	1,351,000	—
Amortization of intangible assets	1,000	—
Houston Portfolio
Depreciation	873,000	432,000
Amortization of intangible assets	—	393,000
Four grocery-anchored shopping centers acquired during 2015
Depreciation	694,000	—
Amortization of intangible assets	517,000	—
Dunbar Portfolio
Depreciation	1,809,000	1,759,000
Amortization of intangible assets	1,000	1,485,000
Other properties	3,313,000	3,876,000

Total	$15,347,000	$7,945,000

Acquisition and pursuit costs and fees to related parties

The changes in acquisition and pursuit costs and acquisition fees consisted of:

	Three months ended March 31, 2016
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Baldwin Park, Crosstown Walk, and Overton Rise	$—	$2,231,000	$2,231,000
Wade Green Village	111,000	175,000	286,000
Other	—	247,000	247,000

Total	$111,000	$2,653,000	$2,764,000

	Three months ended March 31, 2015
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Houston Portfolio	$760,000	$339,000	$1,099,000
Other	—	85,000	85,000

Total	$760,000	$424,000	$1,184,000

Beginning January 1, 2016, the Company replaced the acquisition fees which were paid to the Manager upon the closing of a property with loan coordination fees. Loan coordination fees are calculated as 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property, or of 63.0% of the purchase price, if the asset is not leveraged and are governed by the Management Agreement. These deferred loan costs are amortized over the lives of the loans and are included in the interest expense line on the consolidated statements of operations. Acquisition fees paid to our Manager were calculated as 1% of the gross purchase price of the multifamily community, the retail asset, or of the principal amount of the real estate loan. These costs also include similar expenditures for services provided by third parties.

Asset management fees and general and administrative fees to related party

Asset management fees are equal to one-twelfth of 0.50% of the total value of assets, as adjusted. The general and administrative expense fee is equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquisitions made since March 31, 2015, as shown in the following table:

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
Revenues:
Baldwin Park, Crosstown Walk, and Overton Rise	$4,001,000	26.5%
Lakewood Ranch, Aster at Lely, and CityPark View	3,080,000	20.4%
Stone Creek and Lenox Portfolio	2,466,000	16.3%
Creekside and Citilakes	2,272,000	15.0%
Four grocery-anchored shopping centers acquired during 2015	1,582,000	10.5%
Other	1,713,000	11.3%

Total	$15,114,000	100.0%

	As of
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
Gross real estate assets:
Baldwin Park, Crosstown Walk, and Overton Rise	$212,118,000	32.1%
Lakewood Ranch, Aster at Lely, and CityPark View	130,392,000	19.8%
Stone Creek and Lenox Portfolio	100,889,000	15.3%
Creekside and Citilakes	117,735,000	17.8%
Four grocery-anchored shopping centers acquired during 2015	84,087,000	12.7%
Wade Green Village	10,251,000	1.6%
Other	4,478,000	0.7%

Total	$659,950,000	100.0%

Insurance, professional fees and other expenses

The increases consisted of:

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase

Audit and tax fees	$95,000	15.8%
Insurance premiums	358,000	59.6%
Legal fees	147,000	24.5%
Other	1,000	0.1%

Total	$601,000	100.0%

Contingent asset management and general and administrative expense fees deferred

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $269,601 of combined asset management, general and administrative expense and property management fees attributable to the three-month period ended March 31, 2016 and $2,407,424 cumulatively have been deferred by the Manager. We will recognize any deferred fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of March 31, 2016, there was insufficient evidence to support recognition of these deferred fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increases consisted of:

	Three months ended
	March 31, 2016 versus 2015
	Increase
	Amount (rounded to 000s):	Percent of increase
Interest expense:
Baldwin Park, Crosstown Walk, and Overton Rise	$1,218,000	27.0%
Lakewood Ranch, Aster at Lely, and CityPark View	817,000	18.1%
Lenox Portfolio and Stone Creek	693,000	15.3%
Avenues at Creekside, Citi Lakes	534,000	11.8%
Four grocery-anchored shopping centers acquired during 2015	562,000	12.4%
Other	694,000	15.4%

Total	$4,518,000	100.0%

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

The NAREIT definition of FFO (and the one reported by the Company) is:
Net income/loss:

•	excluding impairment charges on and gains/losses from sales of depreciable property;

•	plus depreciation and amortization of real estate assets and deferred leasing costs; and

•	after adjustments for the Company's proportionate share of unconsolidated partnerships and joint ventures.

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

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (“NFFO”)

Normalized FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, since the Company is acquiring properties on a regular basis, it incurred substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. The Company adds back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions and beginning January 1, 2016, amortization of loan coordination fees to FFO in its calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. The Company also adds back any costs incurred related to the negotiations of extensions of our management agreement with our Manager, realized losses on debt extinguishment and any non-cash dividends in this calculation. NFFO figures reported by us may not be comparable to those NFFO figures reported by other companies.

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

		Three months ended March 31,
		2016	2015

Net loss attributable to common stockholders (See note 1)		$(11,184,115)	$(3,934,990)

Add:	Loss attributable to non-controlling interests (See note 2)	(88,561)	(9,699)
	Depreciation of real estate assets	11,083,625	5,308,610
	Amortization of acquired real estate intangible assets and deferred leasing costs	4,138,750	2,603,813

Funds from operations attributable to common stockholders and Unitholders		3,949,699	3,967,734

Add:	Acquisition and pursuit costs	2,763,585	1,183,892
	Loan cost amortization on acquisition term note (See note 3)	79,833	50,477
	Amortization of loan coordination fees paid to the Manager (See note 4)	107,844	—
	Costs incurred from extension of management agreement with advisor (See note 6)	111,613	—

Normalized funds from operations attributable to common stockholders and Unitholders		7,012,574	5,202,103

	Non-cash equity compensation to directors and executives	610,425	590,308
	Amortization of loan closing costs (See note 5)	503,530	297,061
	Depreciation/amortization of non-real estate assets	124,351	33,005
	Net loan fees received (See note 7)	701,369	195,049
	Deferred interest income received (See note 8)	4,208,906	1,040,879
Less:	Non-cash loan interest income (See note 7)	(3,238,910)	(1,909,220)
	Cash paid for loan closing costs	(4,234)	(96,658)
	Amortization of acquired real estate intangible liabilities (See note 9)	(494,232)	(206,028)
	Normally recurring capital expenditures and leasing costs (See note 10)	(487,912)	(206,153)

Adjusted funds from operations attributable to common stockholders and Unitholders		$8,935,867	$4,940,346

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$4,435,489	$3,850,754
	Distributions to Unitholders (See note 2)	117,395	49,063
	Total	$4,552,884	$3,899,817

Common Stock dividends and Unitholder distributions per share		$0.1925	$0.175

FFO per weighted average basic share of Common Stock and Unit Outstanding		$0.17	$0.18
NFFO per weighted average basic share of Common Stock and Unit Outstanding		$0.30	$0.24
AFFO per weighted average basic share of Common Stock and Unit Outstanding		$0.38	$0.22

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	22,983,741	21,813,974
	Class A Units	616,632	280,100
	Common Stock and Class A Units	23,600,373	22,094,074

	Diluted: (B)
	Common Stock and Class A Units	24,192,250	22,314,081

Actual shares of Common Stock outstanding, including 7,536 and 39,216 unvested shares
of restricted Common Stock at March 31, 2016 and 2015, respectively		23,070,562	22,170,406
Actual Class A Units outstanding		886,520	280,360
	Total	23,957,082	22,450,766

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green Village grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.6% weighted average non-controlling interest in the Operating Partnership for the three-month period ended March 31, 2016.

(B) Since our NFFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Loss Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month period ended March 31, 2016 include activity for the three multifamily communities and one grocery-anchored shopping center acquired during 2016 only from their respective dates of acquisition. In addition, the 2016 period includes a full quarter of activity for the seven multifamily communities and four grocery-anchored shopping centers acquired during the second, third and fourth quarters of 2015. Rental and other property revenues and expenses for the three-month period ended March 31, 2015 include activity for the two multifamily communities acquired during the first quarter 2015 only from their respective dates of acquisition.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 886,520 Class A Units as of March 31, 2016. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green Village grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.61% and 1.27% for the three-month periods ended March 31, 2016 and 2015, respectively.

3)
We incurred loan closing costs for the acquisition of the Village at Baldwin Park multifamily community during the first quarter 2016 on our $35 million acquisition term loan facility with Key Bank National Association, or 2016 Term Loan. These costs were deferred and are being amortized over the life of the 2016 Term Loan. We also incurred loan closing costs for the acquisition of the Avenues at Northpointe and Avenues at Cypress multifamily communities in 2015 on our $32 million acquisition term loan facility with Key Bank National Association, or 2015 Term Loan. These costs were deferred and were amortized over the life of the 2015 Term Loan until it was repaid in full on May 12, 2015. Since the amortization expense of these deferred costs is similar in character to acquisition costs, they are therefore an additive adjustment in the calculation of NFFO.

4)
We pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. These loan coordination fees are amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of NFFO.

5)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also for occasional amendments to our $70 million revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At March 31, 2016, aggregate unamortized loan costs were approximately $11.1 million, which will be amortized over a weighted average remaining loan life of approximately 5.5 years.

6)	We incurred legal costs pertaining to the current negotiation of an extension of our management agreement with our Manager. Such costs are an additive adjustment to FFO in our calculation of NFFO.

7)
We receive loan fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received in excess of amortization income, after the payment of acquisition fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold to a third party. This non-cash income is deducted from NFFO in the calculation of AFFO.

8)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt during the periods presented of interest income which was earned and accrued prior to those periods presented on various real estate loans.

9)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. At March 31, 2016, the balance of unamortized below-market lease intangibles was approximately $8.9 million, which will be recognized over a weighted average remaining lease period of approximately 8.2 years.

10)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $1,593,847 and $109,925 for the three-month periods ended March 31, 2016 and 2015, respectively. This adjustment also deducts from NFFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers.

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

We have a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $70.0 million pursuant to the Third Amended and Restated Credit Agreement, which became effective August 28, 2015 and matures on August 27, 2018. The Revolving Line of Credit accrues interest at a rate of LIBOR plus 3.25% per annum.
On January 5, 2016, we entered into a $35.0 million term loan with Key Bank National Association under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. The Term Loan accrued interest at a rate of LIBOR plus 3.75% per annum.
The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2016, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Net worth	Minimum $360,000,000	(2)	$605,825,861
Debt yield	Minimum 8.0%		9.1%
Payout ratio	Maximum 95%	(3)	76.9%
Total leverage ratio	Maximum 62.5%		56.2%
Debt service coverage ratio	Minimum 1.50x		2.48x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $360 million, plus 75% of the net proceeds of any equity offering, which totaled $430 million as of March 31, 2016.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended March 31, 2016, the maximum dividends and distributions allowed under this covenant was $50.0 million.

Interest expense for the Credit Facility was approximately $0.7 million (including deferred loan cost amortization of approximately $0.1 million) and the weighted average interest rate was 3.96% for the three-month period ended March 31, 2016.

Our net cash provided by operating activities for the three-month periods ended March 31, 2016 and 2015 was approximately $13.4 million and $7.7 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the twelve multifamily communities and five grocery-anchored shopping centers we acquired since March 31, 2015, and an increase in cash collections of interest income from our larger portfolio of real estate loans, which grew from an aggregate carrying value of approximately $172.3 million at March 31, 2015 to approximately $260.6 million at March 31, 2016.

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

Our net cash used in investing activities was approximately $253.0 million and $92.9 million for the three-month periods ended March 31, 2016 and 2015, respectively. Disbursements for property acquisitions rose from approximately $76.2 million in the three months ended March 31, 2015 to approximately $220.9 million in the three months ended March 31, 2016. Net deployments of cash for real estate loans and notes receivable were approximately $30.5 million in 2016, versus net disbursements for loans and notes receivable in the 2015 period of approximately $16.2 million.

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

For the three-month period ended March 31, 2016, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily:
Summit Crossing	$—	$46,736	$46,736	$31,021	$77,757
Trail Creek	—	10,110	10,110	23,587	33,697
Stone Rise	—	37,987	37,987	9,404	47,391
Ashford Park	—	1,258	1,258	33,127	34,385
McNeil Ranch	—	7,000	7,000	13,001	20,001
Lake Cameron	—	72,133	72,133	19,174	91,307
Stoneridge	75,104	10,322	85,426	33,567	118,993
Vineyards	45,222	12,735	57,957	31,277	89,234
Enclave	159,576	5,069	164,645	27,182	191,827
Sandstone	89,857	2,677	92,534	36,142	128,676
Cypress	77,666	—	77,666	9,056	86,722
Northpointe	25,121	2,000	27,121	6,087	33,208
Lakewood Ranch	94,869	2,881	97,750	5,822	103,572
Aster at Lely	—	3,000	3,000	14,965	17,965
CityPark View	—	—	—	2,754	2,754
Mansions at Creekside	15,000	—	15,000	36,904	51,904
Citilakes	23,120	—	23,120	10,447	33,567
Stone Creek	51,570	—	51,570	15,411	66,981
Lenox Portfolio	21,200	—	21,200	26,888	48,088
Village at Baldwin Park	24,751	—	24,751	33,665	58,416
Crosstown Walk	—	—	—	4,331	4,331
Overton Rise	—	—	—	1,745	1,745

	703,056	213,908	916,964	425,557	1,342,521
Retail:
Woodstock Crossing	—	6,250	6,250	185	6,435
Parkway Town Centre	—	—	—	9,385	9,385
Barclay Crossing	198,123	—	198,123	—	198,123
Deltona Landings	—	—	—	1,963	1,963
Kingwood Glen	—	4,689	4,689	—	4,689
Parkway Centre	—	25,032	25,032	31,183	56,215
Powder Springs	—	—	—	3,600	3,600
Salem Cove	—	—	—	4,574	4,574
Independence Square	437,539	—	437,539	7,227	444,766
Royal Lakes Marketplace	—	—	—	4,238	4,238
Summit Point	—	5,250	5,250	—	5,250

	635,662	41,221	676,883	62,355	739,238

	$1,338,718	$255,129	$1,593,847	$487,912	$2,081,759

For the three-month period ended March 31, 2015, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Summit Crossing	$—	$12,896	$12,896	$22,062	$34,958
Trail Creek	—	68,802	68,802	17,919	86,721
Stone Rise	—	949	949	13,835	14,784
Ashford Park	—	14,864	14,864	34,355	49,219
McNeil Ranch	—	—	—	14,240	14,240
Lake Cameron	—	4,900	4,900	23,934	28,834
Stoneridge	—	1,323	1,323	24,070	25,393
Vineyards	—	—	—	14,609	14,609
Enclave	—	6,191	6,191	15,790	21,981
Sandstone	—	—	—	24,279	24,279
Cypress	—	—	—	1,060	1,060
Northpointe	—	—	—	—	—
Retail	—	—	—	—	—

Total	$—	$109,925	$109,925	$206,153	$316,078

Net cash provided by financing activities was approximately $241.8 million and $89.6 million for the three-month periods ended March 31, 2016 and 2015, respectively. Net proceeds from our Follow-on Offering rose from approximately $44.3 million to $90.1 million in 2016. Our receipts of funds from mortgage financing transactions of asset acquisitions were approximately $151.6 million in the three-month period ended March 31, 2016 related to the acquisitions of Overton Rise, Crosstown Walk, and Baldwin Park, and the subsequent leveraging of the Wade Green Village grocery-anchored shopping center, versus approximately $50.8 million from the mortgage financing of the Houston Portfolio during the 2015 period. We collected net proceeds from the sales of Units of approximately $90.1 million and $5.5 million from the exercise of Warrants for the three-month period ended March 31, 2016, versus net proceeds from the sales of Units of approximately $44.3 million and $54,000 from the exercise of Warrants for the three-month period ended March 31, 2015. We also collected net proceeds from our ATM Offering of approximately $5.4 million for the three-month period ended March 31, 2015.

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

For the three-month period ended March 31, 2016, our aggregate dividends and distributions paid totaled approximately $12.4 million and our cash flows from operating activities of approximately $13.4 million were more than sufficient to fund our cash dividend distributions for the three months ended March 31, 2016. We expect our cash flow from operations for future periods to be sufficient to fund our quarterly Common Stock dividends and distributions to Class A Unitholders, as well as our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

At March 31, 2016, we had 23,063,026 issued and outstanding shares of Common Stock, an additional 7,536 shares of unvested restricted stock, and 886,520 outstanding Class A Units in our Operating Partnership, all of which are entitled to quarterly dividends or distributions, when and if declared by our board of directors. Our first quarter dividend declaration of $0.1925 per share represents a 10.0% increase from the dividend of $0.175 for the first quarter 2015. The annualized rate of growth from our first dividend of $0.125 per share following our initial public offering in April 2011 to the first quarter 2016 was approximately 11.5%.

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash. There can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash and dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Follow-On Offering. At March 31, 2016, we had 583,110 outstanding shares of Series A Preferred Stock, which receive a monthly dividend of $5.00 per share.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of March 31, 2016, we had issued an aggregate of 587,219 Units from both our Primary Series A Offering which expired on December 31, 2013 and our Follow-On Offering. At March 31, 2016, we had 402,189 Units remaining available to be issued from our Follow-on Offering. For the three-month period ended March 31, 2016, 196,720 shares of Common Stock were issued from the exercise of Warrants, which resulted in cash proceeds to us of approximately $2.0 million.

Aggregate offering expenses, including selling commissions and dealer manager fees, were approximately $68.9 million at March 31, 2016. These expenses will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Offering. We will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority. To clarify the prospectus for our Follow-On Offering, we will not pay selling commissions, but will pay dealer manager fees, in connection with the sale of Units through any participating broker-dealer that agrees to waive any or all of the selling commissions for such sale. The amount of selling commission not paid will equal the amount of the selling commission waived by the participating broker-dealer. The net proceeds to us will not be affected by reducing the commissions payable in connection with such sales.

On July 19, 2013 the SEC declared effective our Shelf Registration Statement, which allows us to offer equity or debt securities in an amount of up to $200 million. On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of our Common Stock from time to time pursuant to the ATM Offering. We issued no shares of Common Stock under our ATM Offering during the three-month period ended March 31, 2016.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of March 31, 2016, our outstanding debt (both secured and unsecured) was approximately 51.9% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at March 31, 2016. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of March 31, 2016, we had long term mortgage indebtedness of approximately $846.4 million, all of which was incurred by us in connection with the acquisition or refinancing of our multifamily communities and grocery-anchored shopping centers. In addition, we held loan participation obligations of approximately $13.8 million and a principal amount owed on the 2016 Term Loan of $30.0 million at March 31, 2016.

As of March 31, 2016, we had approximately $4.7 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had outstanding 547,875 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2016, a total of 38,959 Warrants had been exercised for the purchase of 779,180 shares of Common Stock and 385 Warrants had expired. A remaining total of 205,468 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 4,109,360 shares of Common Stock. The remainder of the Warrants outstanding at March 31, 2016 become potentially exercisable between April 14, 2016 and March 30, 2017 and have exercise prices that range between $12.29 and $15.43 per share. If all the Warrants outstanding at March 31, 2016 became exercisable and were exercised, gross proceeds to us would be approximately $136.9 million and we would as a result issue an additional 10,957,500 shares of Common Stock.

Contractual Obligations

As of March 31, 2016, our contractual obligations consisted of the mortgage notes secured by our acquired properties. At March 31, 2016, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$160,916,033	$29,117,182	$56,283,757	$37,551,586	$37,963,508
Principal	893,400,100	57,543,551	46,846,299	368,638,214	420,372,036

Total	$1,054,316,133	$86,660,733	$103,130,056	$406,189,800	$458,335,544

The principal amounts payable in the above chart include the principal amount due in less than one year of $17.0 million which was outstanding on our revolving Line of Credit at March 31, 2016, as well as $30.0 million principal amount outstanding on our Term Loan. In addition to the amounts in the above table, we had unfunded real estate loan commitment amounts totaling approximately $50.2 million, including unfunded real estate loan participation obligations of approximately $0.7 million at March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of March 31, 2016, we have five variable rate mortgages, on our Avenues at Creekside, Citi Lakes, Royal Lakes and Baldwin Park (which has two mortgages) multifamily communities, with an aggregate principal amount of approximately $173.3 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. Our Revolving Line of Credit accrued interest at a spread over LIBOR of 3.25% as of March 31, 2016; this combined rate is uncapped. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2016, would increase by approximately $1.75 million on an annualized basis, or decrease by approximately $762,000 on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.43% at March 31, 2016, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2016, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
At the end of the period covered by this Quarterly Report on Form 10-Q, we and our subsidiaries were not a party currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2015 that was filed with the SEC on March 14, 2016.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 9, 2016	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: May 9, 2016	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX
Exhibit Number		Description
10.1	(1)
Amendment No. 1 to the Fifth Amended and Restated Management Agreement, effective as of January 1, 2016 and entered into as of February 22, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.2	(2)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and JonesTrading Institutional Services, LLC
10.3	(2)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and FBR Capital Markets & Co.
10.4	(2)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and Canaccord Genuity Inc.
12.1	*	Statements Re Computations of Ratios

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Consolidated balance sheets at March 31, 2016 and December 31, 2015, (ii) consolidated statements of operations for the three months ended March 31, 2016 and 2015, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

	*	Filed herewith
	(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2016
	(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2016