Form 10-Q
period 2016-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2016-08-09
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of July 31, 2016 was 24,214,804.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2016	December 31, 2015
Assets

Real estate
Land	$206,706,147	$141,729,264
Building and improvements	1,079,949,148	733,417,442
Tenant improvements	7,443,986	5,781,199
Furniture, fixtures, and equipment	112,147,819	86,092,408
Construction in progress	1,696,177	609,400
Gross real estate	1,407,943,277	967,629,713
Less: accumulated depreciation	(71,760,464)	(48,155,874)
Net real estate	1,336,182,813	919,473,839
Property held for sale (net of accumulated depreciation of $0 and $5,838,792)	—	33,817,081
Real estate loans, net of deferred fee income	181,287,965	180,688,293
Real estate loans to related parties, net	97,769,345	57,313,465
Total real estate and real estate loans, net	1,615,240,123	1,191,292,678

Cash and cash equivalents	5,717,111	2,439,605
Restricted cash	23,146,020	12,539,440
Notes receivable	16,929,381	18,489,247
Note receivable and revolving line of credit due from related party	24,010,987	19,454,486
Accrued interest receivable on real estate loans	13,751,480	14,294,648
Acquired intangible assets, net of amortization of $33,598,998 and $27,032,157	27,532,024	19,381,473
Deferred loan costs for revolving line of credit, net of amortization of $163,819 and $791,002	419,668	488,770
Deferred offering costs	4,699,537	5,834,304
Tenant receivables (net of allowance of $463,283 and $434,773) and other assets	25,562,202	11,314,382

Total assets	$1,757,008,533	$1,295,529,033

Liabilities and equity

Liabilities
Mortgage notes payable, principal amount	$957,087,042	$668,836,291
Less: deferred loan costs, net of amortization of $3,513,390 and $2,021,696	(13,588,680)	(8,099,517)
Mortgage notes payable, net of deferred loan costs	943,498,362	660,736,774
Mortgage note held for sale	—	28,109,000
Revolving line of credit	28,500,000	34,500,000
Term note payable	41,000,000	—
Less: deferred loan costs, net of amortization	(55,456)	—
Term note payable, net of deferred loan costs	40,944,544	—
Real estate loan participation obligation	13,997,758	13,544,160
Accounts payable and accrued expenses	18,548,928	12,644,818
Accrued interest payable	2,633,222	1,803,389
Dividends and partnership distributions payable	8,272,974	6,647,507
Acquired below market lease intangibles, net of amortization of $2,227,174 and $1,578,205	9,734,618	9,253,450
Security deposits and other liabilities	3,956,465	2,836,145
Total liabilities	1,070,086,871	770,075,243

Commitments and contingencies (Note 12)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 1,050,000 shares authorized; 688,788 and 486,182 shares issued; 683,545 and 482,964
shares outstanding at June 30, 2016 and December 31, 2015, respectively	6,835	4,830
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 23,692,178 and
22,761,551 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	236,922	227,616
Additional paid-in capital	702,363,652	536,450,877
Accumulated deficit	(16,789,931)	(13,698,520)
Total stockholders' equity	685,817,478	522,984,803
Non-controlling interest	1,104,184	2,468,987
Total equity	686,921,662	525,453,790

Total liabilities and equity	$1,757,008,533	$1,295,529,033

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$30,966,738	$14,720,482	$59,222,337	$27,861,602
Other property revenues	4,308,360	2,157,800	8,068,443	4,127,567
Interest income on loans and notes receivable	6,847,724	5,582,871	13,789,883	10,457,957
Interest income from related parties	3,731,122	1,627,674	6,509,062	2,986,216
Total revenues	45,853,944	24,088,827	87,589,725	45,433,342

Operating expenses:
Property operating and maintenance	4,356,923	2,545,578	8,378,285	4,624,937
Property salary and benefits reimbursement to related party	2,516,605	1,308,832	4,880,068	2,426,405
Property management fees (including $1,140,603, $563,567,
$2,211,691, and $1,043,618 to related parties)	1,356,409	655,139	2,584,430	1,225,545
Real estate taxes	5,494,608	2,327,472	10,668,049	4,404,149
General and administrative	1,191,520	463,298	2,111,472	921,502
Equity compensation to directors, executives and consultants	618,867	577,543	1,229,292	1,167,851
Depreciation and amortization	17,969,975	7,927,849	33,316,701	15,873,277
Acquisition and pursuit costs (including $39,222, $37,636, $106,353
and $84,641 to related party)	2,490,566	669,342	5,143,271	1,092,934
Acquisition fees to related parties	274,176	1,098,471	385,056	1,858,771
Asset management fees to related party	2,958,991	1,570,956	5,725,077	2,921,846
Insurance, professional fees and other expenses	1,571,514	644,202	2,878,495	1,349,754
Total operating expenses	40,800,154	19,788,682	77,300,196	37,866,971

Contingent asset management and general and administrative expense fees	(451,684)	(809,159)	(721,285)	(1,155,119)

Net operating expenses	40,348,470	18,979,523	76,578,911	36,711,852

Operating income	5,505,474	5,109,304	11,010,814	8,721,490
Interest expense	9,559,501	4,688,468	18,454,331	9,065,583

Net (loss) income before gain on sale of real estate	(4,054,027)	420,836	(7,443,517)	(344,093)
Gain on sale of real estate, net of disposition expenses	4,271,506	—	4,271,506	—
Net income (loss)	217,479	420,836	(3,172,011)	(344,093)

Consolidated net (income) loss attributable to non-controlling interests	(7,961)	(4,276)	80,600	5,423

Net income (loss) attributable to the Company	209,518	416,560	(3,091,411)	(338,670)

Dividends declared to Series A preferred stockholders	(9,444,282)	(4,090,557)	(17,326,017)	(7,263,454)
Earnings attributable to unvested restricted stock	(4,824)	(5,424)	(6,275)	(12,287)

Net loss attributable to common stockholders	$(9,239,588)	$(3,679,421)	$(20,423,703)	$(7,614,411)

Net loss per share of Common Stock available to
common stockholders, basic and diluted	$(0.40)	$(0.17)	$(0.88)	$(0.35)

Dividends per share declared on Common Stock	$0.2025	$0.180	$0.395	$0.355

Weighted average number of shares of Common Stock outstanding,
basic and diluted	23,325,663	22,215,663	23,154,702	22,015,928

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2016 and 2015
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2015	$1,928	$214,039	$300,576,349	$(11,297,852)	$289,494,464	$2,087,410	$291,581,874
Issuance of Units	1,209	—	120,848,968	—	120,850,177	—	120,850,177
Redemptions of Series A Preferred Stock	(14)	599	(684,636)	—	(684,051)	—	(684,051)
Issuance of Common Stock	—	5,479	5,487,829	—	5,493,308	—	5,493,308
Exercises of warrants	—	1,194	1,134,297	—	1,135,491	—	1,135,491
Syndication and offering costs	—	—	(13,781,636)	—	(13,781,636)	—	(13,781,636)
Equity compensation to executives and directors	—	24	184,530	—	184,554	—	184,554
Vesting of restricted stock	—	392	(392)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,042	695,050	—	696,092	(696,092)	—
Current period amortization of Class B Units	—	—	—	—	—	983,297	983,297
Net loss	—	—	—	(338,670)	(338,670)	(5,423)	(344,093)
Reallocation adjustment to non-controlling interests	—	—	356,220	—	356,220	(356,220)	—
Distributions to non-controlling interests	—	—	—	—	—	(99,528)	(99,528)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(7,263,454)	—	(7,263,454)	—	(7,263,454)
Dividends to common stockholders ($0.355 per share)	—	—	(7,863,076)	—	(7,863,076)	—	(7,863,076)
Balance at June 30, 2015	$3,123	$222,769	$399,690,049	$(11,636,522)	$388,279,419	$1,913,444	$390,192,863

Balance at January 1, 2016	$4,830	$227,616	$536,450,877	$(13,698,520)	$522,984,803	$2,468,987	$525,453,790
Issuance of Units	2,026	—	202,456,260	—	202,458,286	—	202,458,286
Redemptions of Series A Preferred Stock	(21)	—	(1,854,531)	—	(1,854,552)	—	(1,854,552)
Exercises of warrants	—	8,155	8,387,549	—	8,395,704	—	8,395,704
Syndication and offering costs	—	—	(23,857,575)	—	(23,857,575)	—	(23,857,575)
Equity compensation to executives, directors and consultants	—	44	231,956	—	232,000	—	232,000
Vesting of restricted stock	—	151	(151)	—	—	—	—
Conversion of Class A Units to Common Stock	—	956	647,642	—	648,598	(648,598)	—
Current period amortization of Class B Units	—	—	—	—	—	1,024,298	1,024,298
Net loss	—	—	—	(3,091,411)	(3,091,411)	(80,600)	(3,172,011)
Class A Units issued for property acquisition	—	—	—	—	—	5,072,659	5,072,659
Reallocation adjustment to non-controlling interests	—	—	6,435,718	—	6,435,718	(6,435,718)	—
Distributions to non-controlling interests	—	—	—	—	—	(296,844)	(296,844)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(17,326,017)	—	(17,326,017)	—	(17,326,017)
Dividends to common stockholders ($0.395 per share)	—	—	(9,208,076)	—	(9,208,076)	—	(9,208,076)
Balance at June 30, 2016	$6,835	$236,922	$702,363,652	$(16,789,931)	$685,817,478	$1,104,184	$686,921,662

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net loss	$(3,172,011)	$(344,093)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	23,973,536	11,507,799
Amortization expense	9,343,165	4,365,478
Amortization of above and below market leases	(593,455)	(341,328)
Deferred fee income amortization	(492,490)	(367,406)
Deferred loan cost amortization	1,393,318	700,833
Decrease (increase) in accrued interest income on real estate loans	543,167	(896,557)
Equity compensation to executives, directors and consultants	1,256,296	1,167,851
Gain on sale of real estate	(4,271,506)	—
Other	(1,067)	(9,872)
Changes in operating assets and liabilities:
(Increase) decrease in tenant receivables and other assets	433,419	9,405
(Decrease) increase in accounts payable and accrued expenses	3,374,618	2,136,764
Increase in accrued interest payable	883,490	50,145
Increase in prepaid rents	(44,077)	275,169
Increase in security deposits and other liabilities	233,357	44,055
Net cash provided by operating activities	32,859,760	18,298,243

Investing activities:
Investments in real estate loans	(75,603,964)	(46,515,765)
Repayments of real estate loans	27,695,229	18,772,024
Notes receivable issued	(8,051,980)	(3,044,871)
Notes receivable repaid	9,615,213	9,897,319
Note receivable issued to and draws on line of credit by related party	(18,653,990)	(8,413,133)
Repayments of line of credit by related party	13,842,681	5,198,392
Acquisition fees received on real estate loans	2,249,137	1,138,713
Acquisition fees paid on real estate loans	(1,124,226)	(569,356)
Acquisition fees paid to real estate loan participants	—	(24,665)
Acquisition of properties	(404,186,508)	(199,211,216)
Disposition of properties	10,606,386	—
Additions to real estate assets - improvements	(4,000,551)	(1,656,383)
Proceeds from sale of fixed assets	10,000	—
Payment of deposits for property acquisitions	(11,194,950)	(1,288,375)
Decrease in restricted cash	(4,291,485)	(1,855,932)
Net cash used in investing activities	(463,089,008)	(227,573,248)

Financing activities:
Proceeds from mortgage notes payable	249,840,000	137,688,000
Payments for mortgage notes payable	(4,692,524)	(1,433,487)
Payments for deposits and other mortgage loan costs	(9,616,676)	(1,987,114)
Proceeds from real estate loan participants	135,398	3,712,031
Proceeds from lines of credit	195,500,000	71,900,000
Payments on lines of credit	(201,500,000)	(96,400,000)
Proceeds from Term Loan	46,000,000	32,000,000
Repayment of the Term Loan	(5,000,000)	(32,000,000)
Proceeds from sales of Units, net of offering costs and redemptions	180,446,649	108,573,262
Proceeds from sales of Common Stock	—	5,381,848
Proceeds from exercises of warrants	9,380,346	796,751
Common Stock dividends paid	(8,750,488)	(7,548,190)
Series A Preferred Stock dividends paid	(16,284,348)	(6,684,424)
Distributions to non-controlling interests	(170,630)	(74,440)
Payments for deferred offering costs	(1,780,973)	(893,960)
Net cash provided by financing activities	433,506,754	213,030,277

Net increase in cash and cash equivalents	3,277,506	3,755,272
Cash and cash equivalents, beginning of period	2,439,605	3,113,270
Cash and cash equivalents, end of period	$5,717,111	$6,868,542

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

	Six months ended June 30,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$16,231,180	$8,314,605

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$1,369,091	$641,333
Writeoff of fully depreciated or amortized assets and liabilities	$1,124,625	$249,440
Dividends payable - Common Stock	$4,772,587	$4,012,322
Dividends payable - Series A Preferred Stock	$3,320,938	$1,479,463
Partnership distributions payable to non-controlling interests	$179,449	$50,465
Accrued and payable deferred offering costs	$1,172,932	$641,614
Reclass of offering costs from deferred asset to equity	$3,699,985	$1,544,106
Bridge loans converted to mezzanine loans	$—	$3,417,688
Extinguishment of land loan for property	$6,250,000	$—
Mezzanine loan balance applied to purchase of property	$—	$10,000,000
Fair value issuances of equity compensation	$3,134,281	$2,291,551
Offering cost reimbursement to related party	$222,206	$382,664

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2016

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or real estate loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of its assets, subject to any temporary increase unanimously approved by its board of directors, in other real estate related investments such as grocery-anchored shopping centers, as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 7).

As of June 30, 2016, the Company had 23,692,178 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 96.4% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 886,168 at June 30, 2016 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the Operating Partnership. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of the Company's grocery-anchored shopping centers.

Basis of Presentation

These unaudited consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for the fair statement of the Company's financial condition. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The year end condensed balance sheet data was derived from audited financial statements, but does not include all the disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 14, 2016.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

2.	Summary of Significant Accounting Policies

Acquisitions and Impairments of Real Estate Assets

The Company records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations, which requires that all consideration transferred be measured at its acquisition-date fair value. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives. Intangible assets and liabilities for multifamily communities include the values of in-place leases and above-market or below-market leases. Additional intangible assets for retail properties also include costs to initiate leases such as commissions and legal costs.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

Loan Coordination Fees

Amendment Number One to the Fifth Amended and Restated Management Agreement, which was effective January 1, 2016, replaced the acquisition fees which were paid to the Manager upon the closing of the acquisition of a property with loan coordination fees, which are intended to reimburse the Manager for costs incurred related to negotiating and securing mortgage debt financing on acquired properties. Acquisition fees were recognized in full at the date of acquisition. Loan coordination fees are recognized over the term of the associated loan using the effective interest method in cases where mortgage financing is obtained at the closing date of the property acquisition. If no debt financing is utilized in conjunction with a property acquisition, the loan coordination fee is recognized in full at the date of property acquisition, in the Acquisition fees to related parties line in the Consolidated Statements of Operations. If debt financing is obtained subsequent to the acquisition, any incremental deferred loan coordination fee earned is recognized over the term of the associated loan using the effective interest method.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption. The Company is currently evaluating the impact this standard may have on its financial statements.

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
June 30, 2016

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

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial instruments carried at amortized cost to be presented at the net amount expected to be collected, utilizing a valuation account which reflects the cumulative net adjustments from the gross amortized cost value. Under existing GAAP, entities would not record a valuation allowance until a loss was probable of occurring. The standard is effective for the Company on January 1, 2020. The Company is presently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

3. Real Estate Assets
The Company's real estate assets consisted of:

	As of:
	6/30/2016	12/31/2015
Multifamily communities (1)	23	19
Units	7,706	6,136
Retail shopping centers	22	14
Approximate square feet of gross leasable area (2)	1,960,000	1,279,000

(1) The acquired second phase of the Summit Crossing community is managed in combination with the initial phase of this community and the two are therefore considered a single property, as are the three assets that comprise the Lenox Portfolio. Includes one student housing community as of June 30, 2016.

(2) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and not included in the totals above.

On September 8, 2015, pursuant to a recommendation by the Company's investment committee, the Company took action to market for sale both phases of its Trail Creek multifamily community located in Hampton, Virginia. On February 24, 2016, the Company reclassified the following real estate assets and the mortgage note payable for Trail Creek from its held and used multifamily segment to property held for sale on its consolidated balance sheets. On May 19, 2016, the Company closed on the sale of Trail Creek to an unrelated third party. The purchaser will not be considered a related party to the Company on an ongoing basis by virtue of its acquisition of Trail Creek. The carrying values of the significant assets and liabilities of Trail Creek reclassified at December 31, 2015 and at the date of disposition were:

	5/19/2016	12/31/2015
Real estate assets:
Land	$4,200,000	$4,200,000
Building and improvements	30,892,259	30,881,025
Furniture, fixtures and equipment	4,647,117	4,574,848
Accumulated depreciation	(6,034,171)	(5,838,792)

Property held for sale	$33,705,205	$33,817,081

Liabilities:
Mortgage note payable	$28,109,000	$28,109,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

The Company acquired the following multifamily communities during the six months ended June 30, 2016 and 2015:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

1/5/2016	Baldwin Park	Orlando, Florida	$110.8	528
1/15/2016	Crosstown Walk	Tampa, Florida	$45.8	342
2/1/2016	Overton Rise	Atlanta, Georgia	$61.1	294
5/31/2016	Avalon Park	Orlando, Florida	$92.5	487
6/1/2016	North by Northwest (2)	Tallahassee, Florida	$46.1	219

				1,870

2/13/2015	Avenues at Cypress	Houston, Texas	(3)	240
2/13/2015	Avenues at Northpointe	Houston, Texas	(3)	280
5/21/2015	Venue at Lakewood Ranch	Sarasota, Florida	$47.4	237
6/24/2015	Aster at Lely	Naples, Florida	$52.5	308
6/30/2015	CityPark View	Charlotte, North Carolina	$32.7	284

				1,349

(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, and other miscellaneous assets and assumed liabilities.
(2) A 679-bed student housing community located adjacent to the campus of Florida State University in Tallahassee, Florida.
(3) Avenues at Cypress and Avenues at Northpointe are referred to collectively as the Houston Portfolio, which was acquired for approximately $76.0 million.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

	2016
	North by Northwest	Avalon Park	Overton Rise	Baldwin Park	Crosstown Walk
Land	$8,281,054	$7,410,048	$8,511,370	$17,402,882	$5,178,375
Buildings and improvements	34,355,922	80,558,636	44,710,034	87,105,757	33,605,831
Furniture, fixtures and equipment	2,623,916	1,790,256	6,286,105	3,358,589	5,726,583
Lease intangibles	799,109	2,741,060	1,611,314	2,882,772	1,323,511
Prepaids & other assets	79,626	99,297	73,754	229,972	125,706
Escrows	1,026,419	3,477,157	354,640	2,555,753	291,868
Accrued taxes	(321,437)	(394,731)	(66,422)	(17,421)	(25,983)
Security deposits, prepaid rents, and other liabilities	(159,462)	(207,623)	(90,213)	(226,160)	(53,861)

Net assets acquired	$46,685,147	$95,474,100	$61,390,582	$113,292,144	$46,172,030

Cash paid	$12,831,872	$30,474,100	$20,090,582	$35,492,144	$13,632,030
Mortgage debt	33,853,275	65,000,000	41,300,000	77,800,000	32,540,000

Total consideration	$46,685,147	$95,474,100	$61,390,582	$113,292,144	$46,172,030

Three months ended June 30, 2016:
Revenue	$470,000	$664,000	$1,387,000	$2,344,000	$1,287,000
Net loss	$(7,000)	$(656,000)	$(581,000)	$(1,610,000)	$(514,000)

Six months ended June 30, 2016:
Revenue	$470,000	$664,000	$2,303,000	$4,756,000	$2,339,000
Net loss	$(7,000)	$(656,000)	$(832,000)	$(2,738,000)	$(967,000)

Cumulative acquisition costs incurred by the Company	$401,000	$1,314,000	$116,000	$1,846,000	$320,000
Remaining amortization period of intangible
assets and liabilities (months)	5.5	10.5	4.5	2.5	3.5

	2015
	CityPark View	Aster at Lely	Venue at Lakewood Ranch	Houston Portfolio
Land	$3,558,793	$7,675,409	$3,791,050	$7,162,226
Buildings and improvements	23,797,764	37,661,901	37,574,391	54,217,075
Furniture, fixtures and equipment	4,562,148	6,132,384	5,375,690	13,078,872
Lease intangibles	737,790	1,030,306	669,369	1,571,827
Prepaids & other assets	99,124	106,717	80,201	150,326
Escrows	211,428	—	401,294	362,332
Accrued taxes	(105,756)	(23,413)	(216,252)	(212,601)
Security deposits, prepaid rents, and other liabilities	(40,152)	(64,689)	(35,157)	(99,181)

Net assets acquired	$32,821,139	$52,518,615	$47,640,586	$76,230,876

Cash paid	$721,139	$18,518,615	$16,830,586	$25,452,876
Real estate loan settled	10,000,000	—	—	—
Mortgage debt	22,100,000	34,000,000	30,810,000	50,778,000

Total consideration	$32,821,139	$52,518,615	$47,640,586	$76,230,876

Three months ended June 30, 2016:
Revenue	$913,000	$1,312,000	$1,153,000	$2,185,000
Net loss	$(2,000)	$(13,000)	$(53,000)	$(186,000)

Six months ended June 30, 2016:
Revenue	$1,826,000	$2,643,000	$2,329,000	$4,341,000
Net loss	$4,000	$(73,000)	$(97,000)	$(618,000)

Cumulative acquisition costs incurred by the Company	$276,000	$438,000	$889,000	$1,142,000
Remaining amortization period of intangible
assets and liabilities (months)	0	0	0	0

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

The Company acquired the following grocery-anchored shopping centers during the six months ended June 30, 2016:

Acquisition date	Property	Location	Approximate purchase price (millions) (2)	Gross leasable area (square feet)
2/29/2016	Wade Green Village (1)	Atlanta, Georgia	$11.0	74,978
4/29/2016	Anderson Central	Greenville-Anderson, South Carolina MSA	(3)	223,211
4/29/2016	East Gate Shopping Center	Augusta, Georgia MSA	(3)	75,716
4/29/2016	Fairview Market	Greenville, South Carolina	(3)	53,888
4/29/2016	Fury's Ferry	Augusta, Georgia	(3)	70,458
4/29/2016	Rosewood Shopping Center	Columbia, South Carolina	(3)	36,887
4/29/2016	Southgate Village	Birmingham, Alabama	(3)	75,092
5/16/2016	The Market at Victory Village	Nashville, Tennessee	$15.6	71,300

				681,530

(1) See Note 7 - Related Party Transactions.
(2) Purchase price shown is exclusive of acquired escrows, security deposits, prepaids, and other miscellaneous assets and assumed liabilities.
(3) The six grocery-anchored shopping centers are referred to collectively as the Southeastern Six Portfolio, which was acquired for approximately $68.7 million.

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

	Market at Victory Village		Southeastern Six Portfolio	Wade Green Village
Land	$2,271,224		$14,081,647	$1,840,284
Buildings and improvements	11,872,222		48,598,731	8,159,147
Tenant improvements	402,973		993,530	251,250
In-place leases	847,939		4,906,398	841,785
Above-market leases	100,216		86,234	107,074
Leasing costs	253,640		992,143	167,541
Below-market leases	(198,214)		(1,069,877)	—
Other assets	157,775		600,069	10,525
Other liabilities	(179,546)		(437,008)	(59,264)

Net assets acquired	$15,528,229		$68,751,867	$11,318,342

Cash paid	$6,278,229		$43,751,867	$6,245,683	(1)
Class A OP Units granted	—		—	5,072,659	(2)
Mortgage debt	9,250,000	(3)	25,000,000	—	(4)

Total consideration	$15,528,229		$68,751,867	$11,318,342

Three months ended June 30, 2016:
Revenue	$160,000		$1,091,000	$254,000
Net loss	$(18,000)		$(227,000)	$(109,000)

Six months ended June 30, 2016:
Revenue	$160,000		$1,091,000	$337,000
Net loss	$(18,000)		$(227,000)	$(152,000)

Cumulative acquisition costs incurred by the Company	$109,000		$644,000	$295,000
Remaining amortization period of intangible
assets and liabilities (years)	8.1		4.4	2.7

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

(1) The contributor had an outstanding $6.25 million bridge loan secured by the property issued by Madison Wade Green Lending, LLC, an indirect wholly owned entity of the Company. Upon contribution of the property, the Company assumed the loan and concurrently extinguished the obligation.

(2) As partial consideration for the property contribution, the Company granted 419,228 Class A OP Units to the contributor, net of contribution adjustments at closing. The value and number of Class A OP Units to be granted at closing was determined during the contract process and remeasured at fair value as of the contribution date of February 29, 2016. Class A OP Units are exchangeable for shares of Common Stock on a one-for-one basis, or cash, at the election of the Operating Partnership. Therefore, the Company determined the fair value of the Units to be equivalent to the price of its common stock on the closing date of the acquisition.

(3) The Company assumed the existing mortgage in conjunction with its acquisition of The Market at Victory Village. See note 10.

(4) Subsequent to the closing of the acquisition, the Company closed on a mortgage loan on Wade Green Village in the amount of $8.2 million. See note 10.

The Company recognizes depreciation and amortization expense over the estimated useful life of its tangible and intangible assets. The Company's consolidated amortization and depreciation expense consisted of:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Depreciation:
Buildings and improvements	$7,832,592	$3,586,070	$14,613,736	$6,811,368
Furniture, fixtures, and equipment	4,937,888	2,581,304	9,359,800	4,696,431
	12,770,480	6,167,374	23,973,536	11,507,799
Amortization:
Acquired intangible assets	5,184,271	1,756,605	9,318,164	4,360,418
Deferred leasing costs	10,032	—	14,889	—
Website development costs	5,192	3,870	10,112	5,060
Total depreciation and amortization	$17,969,975	$7,927,849	$33,316,701	$15,873,277

4. Acquired Intangible Assets and Liabilities

The Company recorded the following acquired lease intangible assets and liabilities and related accumulated amortization, as of
June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Multifamily	Retail	Total	Multifamily	Retail	Total
In-place leases	$31,529,592	$20,909,327	$52,438,919	$24,704,733	$14,439,414	$39,144,147
Above-market leases	—	1,666,393	1,666,393	—	1,386,254	1,386,254
Customer relationships	1,335,417	—	1,335,417	1,588,277	—	1,588,277
Lease origination costs	78,786	5,611,507	5,690,293	78,786	4,216,166	4,294,952
Acquired intangible assets	$32,943,795	$28,187,227	$61,131,022	$26,371,796	$20,041,834	$46,413,630

Less accumulated amortization of:
In-place leases	$(25,633,619)	$(5,099,527)	$(30,733,146)	$(21,608,833)	$(2,965,096)	$(24,573,929)
Above market leases	—	(413,917)	(413,917)	—	(233,833)	(233,833)
Customer relationships	(1,335,417)	—	(1,335,417)	(1,588,277)	—	(1,588,277)
Lease origination costs	(20,200)	(1,096,318)	(1,116,518)	(1,466)	(634,652)	(636,118)
Accumulated amortization	(26,989,236)	(6,609,762)	(33,598,998)	(23,198,576)	(3,833,581)	(27,032,157)

Acquired intangible assets, net	$5,954,559	$21,577,465	$27,532,024	$3,173,220	$16,208,253	$19,381,473

Below market lease liability	$277,195	$11,684,597	$11,961,792	$383,593	$10,448,062	$10,831,655
Less: accumulated amortization	(277,195)	(1,949,979)	(2,227,174)	(383,593)	(1,194,612)	(1,578,205)
Below market lease liability, net	$—	$9,734,618	$9,734,618	$—	$9,253,450	$9,253,450

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

The Company recognized amortization of acquired intangible assets and liabilities as follows:

	Three months ended June 30,
	2016			2015
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total
Intangible assets:
Leases in place	$3,532,771	$1,356,557	$4,889,328	$1,100,597	$541,848	$1,642,445
Above-market leases (1)	—	105,048	105,048	—	41,286	41,286
Customer relationships	—	—	—	—	—	—
Lease origination costs	9,937	285,006	294,943	—	114,408	114,408
	$3,542,708	$1,746,611	$5,289,319	$1,100,597	$697,542	$1,798,139
Intangible liabilities:
Below-market leases (1)	$—	$433,093	$433,093	$—	$199,183	$199,183

(1) Amortization of above and below market lease intangibles is recorded as a decrease and an increase to rental revenue, respectively.

	Six months ended June 30,
	2016			2015
Amortization expense	Multifamily	Retail	Total	Multifamily	Retail	Total
Intangible assets:
Leases in place	$6,557,777	$2,260,640	$8,818,417	$2,978,656	$1,148,140	$4,126,796
Above-market leases (1)	—	193,468	193,468	—	83,103	83,103
Customer relationships	—	—	—	—	—	—
Lease origination costs	20,098	479,649	499,747	—	233,622	233,622
	$6,577,875	$2,933,757	$9,511,632	$2,978,656	$1,464,865	$4,443,521
Intangible liabilities:
Below-market leases (1)	$—	$786,923	$786,923	$—	$424,431	$424,431

(1) Amortization of above and below market lease intangibles is recorded as a decrease and an increase to rental revenue, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

5.     Real Estate Loans, Notes Receivable, and Line of Credit

At June 30, 2016, our portfolio of real estate loans, including maximum potential loan amounts were:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
		(1)

	City Vista	(1)	Pittsburgh, PA	8/31/2012	7/1/2017	—	$16,107,735	$28,400,000	8 / 6
	Haven West	(2)	Atlanta, GA	7/15/2013	12/15/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Haven 12	(3)	Starkville, MS	6/16/2014	6/16/2017	11/30/2020	6,116,384	$18,615,081	8.5 / 6.5	(4)
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 6
	Encore		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	10,958,200	$46,892,800	8.5 / 5	(4)
	Encore Capital		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	9,758,200	—	8.5 / 5
	Palisades		Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(4)
	Fusion		Irvine, CA	7/1/2015	5/31/2018	5/31/2020	59,052,583	$43,747,287	8.5 / 7.5	(4)
	Green Park		Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 4.33	(4)
	Stadium Village	(5)	Atlanta, GA	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 4.33	(4)
	Summit Crossing III		Atlanta, GA	2/27/2015	2/26/2018	2/26/2020	7,246,400	$16,822,000	8.5 / 6	(4)
	Overture		Tampa, FL	7/21/2015	7/21/2018	7/21/2020	6,920,000	$17,080,000	8.5 / 6	(4)
	Aldridge at Town Village		Atlanta, GA	1/27/2015	12/27/2017	12/27/2019	10,975,000	$28,338,937	8.5 / 6	(4)
	18 Nineteen	(6)	Lubbock, TX	4/9/2015	4/9/2018	4/9/2020	15,598,352	$34,871,251	8.5 / 6	(4)
	Haven South	(7)	Waco, TX	5/1/2015	5/1/2018	5/1/2019	15,455,668	$41,827,034	8.5 / 6	(4)
	Haven46	(8)	Tampa, FL	3/29/2016	3/29/2019	9/29/2020	9,819,662	$29,885,928	8.5 / 5	(4)
	Bishop Street	(9)	Atlanta, GA	2/18/2016	2/18/2020	N/A	12,693,457	$29,700,000	8.5 / 5	(4)
	Dawson Marketplace	(10)	Atlanta, GA	12/16/2015	11/15/2018	11/15/2020	12,857,005	$36,740,430	8.5 / 5	(4)
	Hidden River		Tampa, FL	12/4/2015	12/3/2018	12/3/2020	4,734,960	$27,620,600	8.5 / 5	(4)
	Hidden River Capital		Tampa, FL	12/4/2015	12/4/2018	12/4/2020	5,380,000	$—	8.5 / 5
	CityPark II		Charlotte, NC	1/8/2016	1/7/2019	1/7/2021	3,364,800	$19,628,000	8.5 / 5	(4)
	CityPark II Capital		Charlotte, NC	1/8/2016	1/8/2019	1/31/2021	3,916,000	$—	8.5 / 5
	Crescent Avenue	(11)	Atlanta, GA	1/13/2016	7/13/2017	N/A	6,000,000	$—	9 / 3
	Haven Northgate	(12)	College Station, TX	6/21/2016	6/20/2019	6/20/2020	64,678,549	$—	(12)	(4)
	Lubbock II	(13)	Lubbock, TX	4/19/2016	4/20/2019	N/A	9,357,171	$28,500,000	8.5 / 5	(4)

							$352,436,288

(1)
All loans pertain to developments of multifamily communities, except as otherwise indicated. On July 1, 2016, we converted approximately $12.5 million of the principal amount due on the City Vista loan into a 96% equity ownership interest in a joint venture that owns the underlying multifamily community.

(2)
Real estate loan in support of a completed 160-unit, 568-bed student housing community adjacent to the campus of the University of West Georgia. On August 1, 2016, we terminated the purchase option on the community.

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

(Table continued on next page)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

(Table continued from previous page)

(11)	Bridge loan in support of a proposed multi-use property in Atlanta, Georgia.
(12)
Senior loan in support of a planned 427-unit, 808-bed student housing community adjacent to the campus of Texas A&M University, which accrues interest at 1 month LIBOR plus 600 basis points. See note 7 for related party disclosure.

(13)	Real estate loan of up to approximately $9.4 million in support of a planned 140-unit, 556-bed second phase student housing community adjacent to the campus of Texas Tech University.

The Palisades, Green Park, Stadium Village and Founders' Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal. The aggregate amount of the Company's liability under the loan participation agreement at June 30, 2016 was $13,997,758.

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

The Company monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable or realized. When conditions suggest that an asset group may be impaired, the Company compares its carrying value to its estimated undiscounted future cash flows, including proceeds from its eventual disposition. If, based on this analysis, the Company does not believe that the carrying value of an asset group may be recoverable, an impairment charge is recorded to the extent that the carrying value exceeds the estimated fair value of the asset group. Fair value is determined based on a discounted cash flow analysis. This analysis requires the use of future estimates of net operating income, expected hold period, capitalization rates and discount rates. The use of different assumptions would result in variations of the values of the assets which could impact the amount of net income and the value of the assets on the Company's balance sheet.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

	As of 6/30/2016				Carrying amount as of
	Amount drawn	Loan fee received from borrower - 2% (1)	Acquisition fee paid to Manager - 1% (1)	Unamortized deferred loan fee revenue	June 30, 2016	December 31, 2015
Project/Property

Crosstown Walk	—	—	—	—	—	$10,950,040
City Vista	16,107,735	322,134	(161,067)	—	16,107,735	16,083,431
Overton Rise	—	—	—	—	—	16,572,959
Haven West	6,784,167	138,816	(69,408)	—	6,784,167	6,775,835
Haven 12	5,815,849	122,328	(61,164)	—	5,815,849	5,815,849
Founders' Village (1)	9,866,000	197,320	(98,660)	(18,924)	9,847,076	9,841,816
Encore	10,958,200	539,695	(269,847)	(52,248)	10,905,952	10,894,278
Encore Capital	6,383,817	—	—	—	6,383,817	6,036,465
Palisades (1)	16,070,000	321,400	(160,700)	(4,580)	16,065,420	16,063,817
Fusion	47,360,071	1,120,890	(560,445)	(197,725)	47,162,346	37,072,235
Green Park (1)	12,897,783	269,287	(134,644)	(18,388)	12,879,395	12,330,489
Stadium Village (1)	13,329,868	268,500	(134,250)	(5,518)	13,324,350	13,321,293
Summit Crossing III	7,246,400	144,928	(72,464)	(29,989)	7,216,411	7,205,894
Overture	5,864,252	138,400	(69,200)	(29,370)	5,834,882	4,481,446
Aldridge at Town Village	10,204,627	219,500	(109,750)	(49,670)	10,154,957	9,707,532
18 Nineteen	15,152,992	311,967	(155,984)	(56,272)	15,096,720	14,421,568
Haven South	14,847,703	309,113	(154,557)	(85,398)	14,762,305	14,087,852
Haven46	4,496,251	58,000	(29,000)	(61,586)	4,434,665	2,891,067
Bishop Street	10,062,472	62,140	(31,070)	(84,434)	9,978,038	3,086,778
Dawson Marketplace	12,079,361	257,140	(128,570)	(8,603)	12,070,758	11,563,352
Madison Wade Green	—	—	—	—	—	6,225,304
Hidden River Lending	2,156,448	94,700	(47,350)	(44,396)	2,112,052	(47,350)
Hidden River Capital	4,430,206	107,600	(53,800)	(41,424)	4,388,782	2,619,808
Crescent Avenue	6,000,000	120,000	(60,000)	(40,138)	5,959,862	—
City Park Lending	1,095,924	67,296	(33,648)	(28,451)	1,067,473	—
City Park II Capital Lending	3,184,746	78,320	(39,160)	(31,740)	3,153,006	—
Haven Northgate	35,441,421	1,293,571	(646,786)	(591,886)	34,849,535	—
Lubbock II	2,787,617	187,143	(93,572)	(85,860)	2,701,757	—

	$280,623,910	6,750,188	$(3,375,096)	$(1,566,600)	$279,057,310	$238,001,758

(1) See note 7.
(2) 25% of the net amount collected by the Company as an acquisition fee was paid to the associated third party loan participant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

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

		Purchase option window		Purchase option price	Total units upon completion	Total beds (student housing communities)
Project/Property		Begin	End

City Vista		2/1/2017	5/31/2017	$43,560,271	272	—
Haven West	(1)	8/1/2016	1/31/2017	$26,138,466	160	568
Haven 12		9/1/2016	11/30/2016	(2)	152	536
Founders' Village		2/1/2017	5/31/2017	$44,266,000	247	—
Encore		1/8/2018	5/8/2018	(2)	340	—
Palisades		3/1/2017	7/31/2017	(2)	304	—
Fusion		1/1/2018	4/1/2018	(2)	280	—
Green Park		11/1/2017	2/28/2018	(2)	310	—
Stadium Village		9/1/2016	11/30/2016	(2)	198	792
Summit Crossing III		8/1/2017	11/30/2017	(2)	172	—
Overture		1/1/2018	5/1/2018	(2)	180	—
Aldridge at Town Village		11/1/2017	2/28/2018	(2)	300	—
18 Nineteen		10/1/2017	12/31/2017	(2)	217	732
Haven South		10/1/2017	12/31/2017	(2)	250	840
Haven46		11/1/2018	1/31/2019	(2)	158	542
Bishop Street		10/1/2018	12/31/2018	(2)	232	—
Dawson Marketplace		12/16/2017	12/15/2018	(2)	—	—
Hidden River		9/1/2018	12/31/2018	(2)	300	—
Crescent Avenue		N/A	N/A	N/A	—	—
City Park II		5/1/2018	8/31/2018	(2)	200	—
Haven Northgate		10/1/2018	12/31/2018	(2)	427	808
Lubbock II		11/1/2018	1/31/2019	(2)	140	556

					4,839	5,374

(1) On August 1, 2016, the Company terminated the purchase option on the Haven West student housing community.
(2) The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 20 and 60 basis points, depending on the loan.

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a VIE which could necessitate consolidation of the project. The Company considers the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing the Company is contributing to the overall project cost, decision making rights or control held by the Company, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation would be required.
The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, as well as the limitations on the fixed-price purchase options on the City Vista, Haven West, and Founders' Village loans. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2016 of approximately $32.8 million. The maximum aggregate amount of loans to be funded as of June 30, 2016 was approximately $33.4 million.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is subject to a concentration of credit risk that could be considered significant with regard to the real estate investment loans, promissory note, and revolving line of credit as identified specifically by the two named principals of the borrowers, W. Daniel Faulk, Jr. and Richard A. Denny, and as evidenced by repayment guaranties offered in support of these loans. The drawn amount of these instruments total approximately $95.4 million (with a total commitment amount of $108.2 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount. The Company generally requires secured interests in one or a combination of the membership interests of the borrowing entity or the entity holding the project, guaranties of loan repayment, and project completion performance guaranties as credit protection with regard to its real estate loans, as is customary in the real estate loan industry. The Company has performed assessments of the guaranties with regard to the obligors' ability to perform according to the terms of the guaranties if needed and has concluded that the guaranties reduce the Company's risk and exposure to the above-described credit risk in place as of June 30, 2016.

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to real estate investment loans which are partially supporting proposed multifamily communities, student housing projects, and a retail shopping center in or near Atlanta, Georgia. The drawn amount of these loans as of June 30, 2016 totaled approximately $95.9 million (with a total commitment amount of approximately $104.3 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

The borrowers and guarantors behind the real estate investment loans, the promissory note and the revolving line of credit to Oxford Capital Partners, LLC and other related entities collectively qualify as a major customer as defined in ASC 280-10-50, as the revenue recorded from this customer exceeded ten percent of the Company's total revenues. The Company recorded revenue from transactions with this major customer within its financing segment of approximately $6.2 million and $6.0 million for the six-month periods ended June 30, 2016, and 2015.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

At June 30, 2016, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				6/30/2016	12/31/2015

360 Residential, LLC	3/20/2013	6/30/2017	$2,000,000	$1,385,371	$1,304,999	12%	(1)
Preferred Capital Marketing Services, LLC (2)	1/24/2013	12/31/2016	1,500,000	1,140,647	1,305,550	10%
Oxford Contracting LLC	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%	(1)
Preferred Apartment Advisors, LLC (2,3)	8/21/2012	12/31/2016	15,000,000	12,382,446	12,793,440	8%
Haven Campus Communities, LLC (2)	6/11/2014	12/31/2016	11,500,000	10,524,904	5,359,904	12%	(1)
Oxford Capital Partners, LLC (4)	10/5/2015	3/31/2017	10,650,000	10,567,443	10,502,626	12%
Newport Development Partners, LLC	6/17/2014	6/30/2017	3,000,000	—	806,318	12%	(1)
360 Residential, LLC II	12/30/2015	12/31/2017	3,255,000	2,673,155	2,477,952	15%	(1)
Hendon Properties, LLC	12/8/2015	3/31/2017	2,000,000	—	2,000,000	12%
Mulberry Development Group, LLC	3/31/2016	5/31/2017	500,000	96,000	—	12%
360 Capital Company, LLC	5/24/2016	12/31/2017	2,000,000	806,694	$—	12%	(1)

Unamortized loan fees				(111,292)	(82,056)

			$52,905,000	$40,940,368	$37,943,733

(1) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(2) See related party disclosure in note 7.
(3) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the Fifth Amended and Restated Management Agreement between the Company and the Manager.

(4) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2,000,000 are collateralized by a personal guaranty of repayment by the principals of the borrower. On June 15, 2016, the loan commitment amount was temporarily raised to $10,650,000 until July 15, 2016, when it reverted back to the previous amount of $10,150,000.

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Real estate loans:
Current interest payments	$5,917,452	$3,801,861	$11,010,122	$7,185,769
Additional accrued interest	3,443,642	2,550,798	6,716,297	4,554,278
Deferred loan fee revenue	196,127	200,552	435,726	350,871

Total real estate loan revenue	9,557,221	6,553,211	18,162,145	12,090,918
Interest income on notes and lines of credit	1,021,625	657,334	2,136,800	1,353,255

Interest income on loans and notes receivable	$10,578,846	$7,210,545	$20,298,945	$13,444,173

6. Redeemable Preferred Stock and Equity Offerings
On August 16, 2012, the Company filed a registration statement on Form S-11 (333-183355), and later amended the registration statement onto Form S-3, for an offering of up to 900,000 Units consisting of 900,000 Series A Redeemable Preferred Stock and warrants to purchase 18,000,000 shares of Common Stock, or the Follow-on Offering. The Company's Follow-on Offering is being offered by International Assets Advisory, LLC, or the Dealer Manager, on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. On June 26, 2014, the Company amended the redemption schedule of the Preferred Stock to allow redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. Warrant exercises resulted in the issuance of 815,520 shares of Common Stock for cash proceeds of approximately $8.4 million for the six-month period ended June 30, 2016 and 119,420 shares of Common Stock for cash proceeds of approximately $1.1 million for the six-month period ended June 30, 2015.

As of June 30, 2016, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $67.4 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $12.5 million. As of June 30, 2016, the Company had issued 688,788 Units from which it realized net proceeds of approximately $620.8 million after commissions and other costs.  A total of 5,243 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 69.6% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. The Company cumulatively recognized approximately 69.6% of the approximate $12.5 million deferred to date, or approximately $8.7 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $3.8 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at June 30, 2016.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

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

On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. Deferred offering costs related to this Shelf Registration Statement totaled approximately $721,000 as of June 30, 2016, of which all have been reflected as a reduction of stockholders' equity.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through June 30, 2016, the Company sold approximately 6.5 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $54.4 million. The ATM Offering terminated in connection with the expiration of the Shelf Registration Statement.
On May 5, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211178), or the New Shelf Registration Statement, for an offering of up to $300 million of equity or debt securities, or the Shelf Offering, which was declared effective by the SEC on May 17, 2016. See note 17.
On June 9, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211924) for an offering of up to 2,000,000 Units consisting of 2,000,000 shares of Series A Redeemable Preferred Stock and warrants to purchase 40,000,000 shares of Common Stock, or the New Follow-On Offering. Except as described in the prospectus, the terms of the New Follow-on Offering are substantially similar to those under the Follow-on Offering.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

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

The Sixth Amended and Restated Management Agreement, or Management Agreement, which was effective June 3, 2016, entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf. The following table details Manager fees recognized, net of deferrals, as described below.

		Three months ended June 30,		Six months ended June 30,
Type of Compensation	Basis of Compensation	2016	2015	2016	2015

Acquisition fees	1% of the gross purchase price of real estate assets acquired or loans advanced, or 1.6% of the purchase price at an assumed hypothetical 63% leverage, if the asset is purchased without debt financing	$274,176	$1,448,114	$385,056	$2,403,463
Loan coordination fees	1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	2,149,972	—	4,300,553	—
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	1,751,501	580,579	3,512,505	1,244,884
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	1,128,285	436,168	2,190,753	908,260
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	768,124	308,617	1,512,225	657,202

		$6,072,058	$2,773,478	$11,901,092	$5,213,809

The Management Agreement also entitles the Manager to receive compensation for services rendered in connection with the construction, development or landscaping of the properties (Construction Management Fees), including the supervision of any third party vendors engaged by the Manager to provide such services; such fee is an amount equal to the customary and competitive market rates in light of the size, type and location of the property. The Company paid Construction Management Fees of $72,511 to the Manager for the six-month period ended June 30, 2016, which were capitalized as part of the related capital improvements.
There were no such amounts paid to the Manager for the six-month period ended June 30, 2015.

The Manager, at its election, may elect to forego payment of certain of the asset management, property management, or general and administrative expense fees due to the Manager for properties owned by the Company. With this election, the future payment of those fees becomes contingent upon the occurrence of certain capital transactions, to the extent that the net sale proceeds from these transactions exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $721,285 of combined asset management, general and administrative expense and property management fees related to certain properties and land loans during the six months ended June 30, 2016 and $2,859,108 cumulatively are contingent upon these events. The Company will recognize these contingent fees, if any, in future periods to the extent it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of June 30, 2016, the Company determined that there was insufficient evidence to support recognition of these contingent fees; therefore, the Company has not recognized any expense for these contingent amounts.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended June 30,		Six months ended June 30,
2016	2015	2016	2015
$2,516,605	$1,308,832	$4,880,068	$2,426,405

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $252,210 and $538,225 for the six-month periods ended June 30, 2016 and 2015, respectively.

Preferred Capital Securities, LLC, a broker-dealer owned by NELL Partners, Inc., was reimbursed $508,204 for these same costs for the six-month period ended June 30, 2016. These costs are recorded as deferred offering costs until such time as additional closings occur on the Follow-on Offering, the New Follow-on Series A Offering, or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West, Haven 12, Stadium Village, 18 Nineteen, Haven South, Haven46, Haven Northgate and Lubbock II real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned a disposition fee of $390,000 on the sale of the Trail Creek property, which is included net in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations.The Manager also receives leasing commission fees. The Manager earned approximately $23,000 and $30,000 in leasing commission fees for the three-month and six-month periods ended June 30, 2016, respectively. No leasing commission fees were earned by the Manager for the three-month and six-month periods ended June 30, 2015.

The Company holds a promissory note in the amount of $1,140,647 due from Preferred Capital Marketing Services, LLC, which is a wholly-owned subsidiary of NELL Partners.

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

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

2016			2015
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2016	482,774	$2,481,086	January 30, 2015	192,607	$984,217
February 27, 2016	516,017	2,630,601	February 27, 2015	206,007	1,047,189
March 31, 2016	544,129	2,770,048	March 31, 2015	223,699	1,141,491
April 29, 2016	582,720	2,979,196	April 30, 2015	243,570	1,244,249
May 31, 2016	617,994	3,143,567	May 29, 2015	267,273	1,366,207
June 30, 2016	651,439	3,321,519	June 30, 2015	288,392	1,480,101

	Total	$17,326,017		Total	$7,263,454

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

The Company's dividend activity on its Common Stock for the six-month periods ended June 30, 2016 and 2015 was:

2016				2015
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 15, 2016	23,041,502	$0.1925	$4,435,489	March 13, 2015	22,004,309	$0.175	$3,850,754
June 15, 2016	23,568,328	0.2025	4,772,587	June 15, 2015	22,290,677	0.18	4,012,322

		$0.395	$9,208,076			$0.355	$7,863,076

The holders of Class A Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At June 30, 2016, the Company had 886,168 Class A Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2016			2015
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
February 4, 2016	April 15, 2016	$117,395	February 5, 2015	April 22, 2015	$49,063
May 5, 2016	July 15, 2016	179,449	April 29, 2015	July 15, 2015	50,465

		$296,844			$99,528

9. Equity Compensation
Stock Incentive Plan
On February 25, 2011, the Company’s board of directors adopted, and the Company’s stockholders approved, the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan to incentivize, compensate and retain eligible officers, consultants, and non-employee directors. On May 7, 2015, the Company's stockholders approved the third amendment to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan, or, as amended, the 2011 Plan, which amendment increased the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan from 1,317,500 to 2,617,500 and extended the expiration date of the 2011 Plan to December 31, 2019.

Equity compensation expense by award type for the Company was:

	Three months ended June 30,		Six months ended June 30,		Unamortized expense as of June 30,
	2016	2015	2016	2015	2016

Quarterly board member committee fee grants	$5,982	$5,990	$29,991	$23,899	$—
Class B Unit awards:
Executive officers - 2014	—	—	—	3,825	—
Executive officers - 2015	—	491,390	5,236	979,472	—
Executive officers - 2016	517,884	—	1,019,062	—	1,648,226
Restricted stock grants:
2014	—	26,830	—	107,322	—
2015	26,668	53,333	106,670	53,333	—
2016	68,333	—	68,333	—	341,665

Total	$618,867	$577,543	$1,229,292	$1,167,851	$1,989,891

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

Restricted Stock Grants

On May 5, 2016, the Company granted a total of 30,990 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $13.23 and total compensation cost in the amount of $409,998 will be recognized over the four consecutive 90-day periods following the date of grant. The shares granted vested on a pro-rata basis over these same four periods.

On May 7, 2015, the Company granted a total of 30,133 shares of restricted Common Stock to its independent board members, in payment of their annual retainer fees. The per-share fair value was $10.62 and total compensation cost in the amount of $320,012 was recognized over the four consecutive 90-day periods following the date of grant. The shares granted vested on a pro-rata basis over these same four periods.

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant. Details concerning these grants were:

Grant date	Total number of shares granted	Fair value per share	Total fair value

5/4/2016	474	$12.62	$5,982
3/4/2016	474	$12.68	$6,010
2/4/2016	1,485	$12.12	$17,998
5/7/2015	564	$10.62	$5,990
2/5/2015	1,782	$10.05	$17,909

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
June 30, 2016

outstanding Class B Units for 2014 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership. On January 2, 2016, the 285,997 outstanding Class B Units for 2015 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership.

The underlying valuation assumptions and results for the Class B Unit awards were:

Grant dates	1/4/2016	1/2/2015
Stock price	$12.88	$9.21
Dividend yield	5.98%	7.60%
Expected volatility	26.10%	30.13%
Risk-free interest rate	2.81%	2.55%

Number of Units granted:
One year vesting period	176,835	285,997
Three year vesting period	89,096	—
	265,931	285,997

Calculated fair value per Unit	$10.03	$6.81

Total fair value of Units	$2,667,288	$1,947,640

Target market threshold increase	$3,549,000	$2,629,000

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

10. Indebtedness

Mortgage Notes Payable

The following table presents certain details regarding our mortgage notes payable:

		Principal balance as of				Interest only through date (2)
	Acquisition/ refinancing date	June 30, 2016	December 31, 2015	Maturity date	Interest rate (1)

Trail Creek	6/25/2013	$—	$28,109,000	7/1/2020	4.22%	7/1/2020
Stone Rise	7/3/2014	24,751,927	25,014,250	8/1/2019	2.89%	8/31/2015
Summit Crossing	4/21/2011	20,202,816	20,366,748	5/1/2018	4.71%	5/31/2014
Summit Crossing secondary financing	8/28/2014	5,102,081	5,145,250	9/1/2019	4.39%	N/A
Summit II	3/20/2014	13,357,000	13,357,000	4/1/2021	4.49%	4/30/2019
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%	2/28/2018

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

Ashford Park secondary financing	8/28/2014	6,463,177	6,520,564	2/1/2020	4.13%		N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%		2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%		2/28/2018
Enclave	9/26/2014	24,862,000	24,862,000	10/1/2021	3.68%		10/31/2017
Sandstone	9/26/2014	31,228,447	31,556,664	10/1/2019	3.18%		N/A
Stoneridge	9/26/2014	27,018,576	27,302,546	10/1/2019	3.18%		N/A
Vineyards	9/26/2014	34,775,000	34,775,000	10/1/2021	3.68%		10/31/2017
Spring Hill Plaza	9/5/2014	9,771,018	9,868,025	10/1/2019	3.36%		10/31/2015
Parkway Town Centre	9/5/2014	7,106,195	7,176,745	10/1/2019	3.36%		10/31/2015
Woodstock Crossing	8/8/2014	3,066,581	3,090,953	9/1/2021	4.71%		N/A
Deltona Landings	9/30/2014	7,002,450	7,074,722	10/1/2019	3.48%		N/A
Powder Springs	9/30/2014	7,388,792	7,465,051	10/1/2019	3.48%		N/A
Kingwood Glen	9/30/2014	11,715,824	11,836,741	10/1/2019	3.48%		N/A
Barclay Crossing	9/30/2014	6,587,133	6,655,117	10/1/2019	3.48%		N/A
Sweetgrass Corner	9/30/2014	7,982,625	8,063,653	10/1/2019	3.58%		N/A
Parkway Centre	9/30/2014	4,587,812	4,635,162	10/1/2019	3.48%		N/A
Salem Cove	10/6/2014	9,600,000	9,600,000	11/1/2024	4.21%		11/30/2016
Avenues at Cypress	2/13/2015	22,359,328	22,578,863	9/1/2022	3.43%		N/A
Avenues at Northpointe	2/13/2015	27,878,000	27,878,000	3/1/2022	3.16%		3/31/2017
Lakewood Ranch	5/21/2015	30,242,120	30,528,618	12/1/2022	3.55%		N/A
Aster Lely	6/24/2015	33,436,636	33,746,379	7/5/2022	3.84%		N/A
CityPark View	6/30/2015	21,708,469	21,924,060	7/1/2022	3.27%		N/A
Avenues at Creekside	7/31/2015	41,625,000	41,625,000	8/1/2024	2.07%	(3)	8/31/2016
Citi Lakes	9/3/2015	43,795,189	44,282,826	4/1/2023	2.64%	(4)	N/A
Independence Square	8/27/2015	12,617,500	12,617,500	9/1/2022	3.93%		9/30/2016
Royal Lakes Marketplace	9/4/2015	9,800,000	9,800,000	9/4/2020	2.96%	(5)	4/3/2017
Stone Creek	11/12/2015	16,646,765	16,792,850	10/1/2046	3.75%		N/A
Lenox Village Town Center	12/21/2015	31,059,026	31,394,460	5/1/2019	3.82%		N/A
Lenox Village III	12/21/2015	18,281,564	18,410,000	1/1/2023	4.04%		N/A
The Overlook at Hamilton Place	12/22/2015	20,852,745	21,000,000	1/1/2026	4.19%		N/A
Summit Point	10/30/2015	12,711,507	12,846,544	11/1/2022	3.57%		N/A
Overton Rise	2/1/2016	41,064,460	—	8/1/2026	3.98%		N/A
Baldwin Park	1/5/2016	73,910,000	—	1/5/2019	2.37%	(6)	1/5/2019
Baldwin Park (second)	1/5/2016	3,890,000	—	1/5/2019	10.37%	(7)	1/5/2019
Crosstown Walk	1/15/2016	32,351,656	—	2/1/2023	3.90%		N/A
East Gate Shopping Center	4/29/2016	5,788,670	—	5/1/2026	3.97%		N/A
Fury's Ferry	4/29/2016	6,686,912	—	5/1/2026	3.97%		N/A
Rosewood Shopping Center	4/29/2016	4,491,209	—	5/1/2026	3.97%		N/A
Southgate Village	4/29/2016	7,984,372	—	5/1/2026	3.97%		N/A
The Market at Victory Village	5/16/2016	9,250,000	—	9/11/2024	4.40%		10/10/2017
Avalon Park	5/31/2016	61,750,000	—	6/5/2019	2.47%	(8)	N/A
Avalon Park B Note	5/31/2016	3,250,000	—	6/5/2019	11.47%	(9)	N/A
Wade Green Village	4/7/2016	8,188,185	—	5/1/2026	4.00%		N/A
North by Northwest	6/1/2016	33,853,275	—	9/1/2022	4.02%		N/A

Total		$957,087,042	$696,945,291

(1) Interest accrues at a fixed rate, except where indicated.
(2) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 25 to 30-year amortization period through the maturity date.
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
(8) Variable rate which consisted of 1 Month LIBOR plus 200 basis points.
(9) Variable rate which consisted of 1 Month LIBOR plus 1100 basis points.

The mortgage note secured by our Independence Square property is a seven year term with an anticipated repayment date of September 1, 2022. If the Company elects not to pay its principal balance at the anticipated repayment date, the term will be

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

extended for an additional five years, maturing on September 1, 2027. The interest rate from September 1, 2022 to September 1, 2027 will be the greater of (i) the Initial Interest Rate of 3.93% plus 200 basis points or (ii) the yield on the seven year U.S. treasury security rate plus approximately 400 basis points.

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of June 30, 2016, the Company has an outstanding principal balance of $9.8 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of LIBOR plus 250 basis points, which was 2.96% as of June 30, 2016.

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

As of June 30, 2016, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 5.5 years.
Credit Facility
The Company has a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $70.0 million, pursuant to the Third Amended and Restated Credit Agreement. The Revolving Line of Credit accrues interest at a rate equal to LIBOR plus 3.25% per annum and the maturity date is August 27, 2018.
Also on February 12, 2015, the Company entered into a $32.0 million term loan with Key Bank under the Credit Facility, or the Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.

On January 5, 2016, the Company entered into a $35.0 million term loan with Key Bank under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. The 2016 Term Loan accrued interest at a rate of LIBOR plus 3.75% per annum (see note 17, Subsequent Events). On May 26, 2016, the Company entered into a $11.0 million interim term loan with Key Bank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a retail shopping center located in Anderson, South Carolina.  The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date is May 25, 2017.
The Amended and Restated Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 95% of Adjusted Funds From Operations, or AFFO, for the trailing rolling four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

As of June 30, 2016, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $360,000,000	(2)	$686,921,662
Debt yield	Minimum 8.0%		8.49%
Payout ratio	Maximum 95%	(3)	74%
Total leverage ratio	Maximum 62.5%		60%
Debt service coverage ratio	Minimum 1.50x		2.6X

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $360 million plus 75% of the net proceeds of any equity offering, which totaled approximately $503 million as of June 30, 2016.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended June 30, 2016, the maximum dividends and distributions allowed under this covenant was approximately $60.0 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Revolving Line of Credit, the Term Loan, as well as the mortgage debt on the Company's multifamily communities, are amortized using the straight-line method, which approximates the effective interest method over the lives of the loans. At June 30, 2016, aggregate unamortized loan costs for the Revolving Line of Credit were $419,668, which will be amortized over the remaining life of the Revolving Line of Credit. The weighted average interest rate for the Credit Facility was approximately 3.94% for the six-month period ended June 30, 2016. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.20% or 0.30% per annum, based on the amount borrowed as a percentage of the total commitment.

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of June 30, 2016 were:

Period	Future principal payments
2016	$76,253,937
2017	15,281,726
2018	37,187,099
2019	323,685,200
2020	83,969,367
thereafter	490,209,713

Total	$1,026,587,042

11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company generally will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the three-month and six-month periods ended June 30, 2016 and 2015.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

12. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. At June 30, 2016, the amount guarantied by the Company was $6.4 million. The amount of the guaranty is reduced by $555,000 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. The Company has guarantied up to $405,000 on these credit cards.
A total of approximately $2.9 million of combined asset management and general and administrative expense fees related to the acquired properties as of June 30, 2016 have been deferred by the Manager. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above.

At June 30, 2016, the Company had unfunded balances on its real estate loan portfolio of approximately $71.8 million.

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

Multifamily Communities - consists of the Company's portfolio of owned residential multifamily communities, including its owned student housing community.

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

The CODM monitors net operating income (“NOI”) on a segment and a consolidated basis as a key performance measure for its operating segments. NOI is defined as rental and other property revenue from real estate assets plus interest income from its financing segment less total property operating and maintenance expenses, property management fees, real estate taxes, property insurance, and general and administrative expenses. The CODM uses NOI as a measure of operating performance because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs, acquisition expenses, and other expenses generally incurred at the corporate level.

The following tables present the Company's assets, revenues, and NOI results by reportable segment, as well as a reconciliation from NOI to net income (loss). The assets attributable to 'Other' primarily consist of  deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels.

	June 30, 2016	December 31, 2015

Assets:
Multifamily communities	$1,092,823,300	$781,224,019
Financing	333,834,899	290,268,921
Retail	319,868,491	211,647,262
Other	10,481,843	12,388,831
Consolidated assets	$1,757,008,533	$1,295,529,033

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues

Multifamily communities	$28,704,544	$13,955,158	$55,686,587	$26,089,651
Financing	10,578,846	7,210,545	20,298,944	13,444,172
Retail	6,570,554	2,923,124	11,604,194	5,899,519

Consolidated revenues	$45,853,944	$24,088,827	$87,589,725	$45,433,342

Capitalized expenditures (1)
Multifamily communities	$2,794,400	$1,139,643	$4,087,907	$1,580,972
Retail	437,873	543,802	1,114,756	681,524

Total capitalized expenditures	$3,232,273	$1,683,445	$5,202,663	$2,262,496

(1) Excluding the purchase price of acquisitions and including construction in progress.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Segment net operating income (Segment NOI)

Multifamily communities	$15,467,692	$7,426,483	$29,755,444	$14,046,647
Financing	10,578,846	7,210,545	20,298,945	13,444,172
Retail	4,687,505	2,009,313	8,335,816	4,078,642

Consolidated segment net operating income	30,734,043	16,646,341	58,390,205	31,569,461

Interest expense:
Multifamily communities	6,785,216	3,277,663	13,154,341	6,149,561
Retail	1,645,824	772,515	2,973,022	1,547,007
Financing	1,128,461	638,290	2,326,968	1,369,015
Depreciation and amortization:
Multifamily communities	14,116,337	6,433,407	26,771,521	12,807,049
Retail	3,853,638	1,494,442	6,545,180	3,066,228
Professional fees	914,097	293,569	1,582,887	672,368
Management fees, net of deferrals	2,507,307	761,797	5,003,792	1,766,727
Acquisition costs:
Multifamily communities	1,697,167	1,622,604	4,038,017	2,791,990
Retail	1,067,574	145,209	1,490,310	159,715
Equity compensation to directors and executives	618,867	577,543	1,229,292	1,167,851
Gain on sale of real estate	4,271,506	—	4,271,506	—
Other	453,582	208,466	718,392	416,043

Net income (loss)	$217,479	$420,836	$(3,172,011)	$(344,093)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$217,479	$420,836	$(3,172,011)	$(344,093)
Net (income) loss attributable to non-controlling interests	(7,961)	(4,276)	80,600	5,423
Net income (loss) attributable to the Company	209,518	416,560	(3,091,411)	(338,670)
Dividends declared to Series A preferred stockholders (A)	(9,444,282)	(4,090,557)	(17,326,017)	(7,263,454)
Earnings attributable to unvested restricted stock (B)	(4,824)	(5,424)	(6,275)	(12,287)
Net loss available to common stockholders	$(9,239,588)	$(3,679,421)	$(20,423,703)	$(7,614,411)

Denominator:
Weighted average number of shares of Common Stock - basic	23,325,663	22,215,663	23,154,702	22,015,928
Effect of dilutive securities: (C)
Warrants	—	—	—	—
Class B Units	—	—	—	—
Unvested restricted stock	—	—	—	—
Weighted average number of shares of Common Stock - diluted	23,325,663	22,215,663	23,154,702	22,015,928

Net loss per share of Common Stock
available to common stockholders:
Basic and diluted	$(0.40)	$(0.17)	$(0.88)	$(0.35)

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 683,545 and 312,308 outstanding shares of Series A Preferred Stock at June 30, 2016, and 2015, respectively.

(B) The Company's outstanding unvested restricted share awards (30,990 and 30,133 shares of Common Stock at June 30, 2016, and 2015, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred net losses attributable to common stockholders for each of the three-month and six-month periods ended June 30, 2016 and 2015, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from warrants outstanding at June 30, 2016 and June 30, 2015 from issuances of Units that are potentially exercisable into 12,353,700 and 6,165,280 shares of Common Stock respectively, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on the following dates, as shown below:

Hypothetical acquisition date
Lenox Portfolio	1/1/2014
Stone Creek	1/1/2014
Citi Lakes	12/1/2014
Avenues at Creekside	1/1/2014
CityPark View	1/1/2014
Aster at Lely	1/1/2014
Venue at Lakewood Ranch	9/1/2014
Houston Portfolio	2/1/2014
The Overlook at Hamilton Place	1/1/2014
Summit Point	1/1/2014
Royal Lakes Marketplace	1/1/2014
Independence Square	1/1/2014
Overton Rise	1/1/2015
Baldwin Park	1/1/2015
Crosstown Walk	1/1/2015
Wade Green Village	1/1/2015
Southeastern 6 Portfolio	1/1/2015
Avalon Park	1/1/2015
North by Northwest	1/1/2015
The Market at Victory Village	1/1/2015

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Pro forma:
Revenues	$48,619,464	$43,649,575	$96,676,861	$84,002,124

Net income (loss)	$5,483,326	$(7,868,376)	$5,616,662	$(17,011,767)

Net income (loss) attributable to the Company	$5,285,795	$(7,574,240)	$5,377,347	$(16,397,930)

Net loss attributable to common stockholders	$(4,163,311)	$(11,670,221)	$(11,954,945)	$(23,673,671)

Net loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.18)	$(0.53)	$(0.52)	$(1.08)

Weighted average number of shares of
Common Stock outstanding, basic and diluted	23,325,663	22,215,663	23,154,702	22,015,928

These pro forma operating results include aggregate nonrecurring adjustments to combined acquisition costs and acquisition fees of reductions of approximately $2.5 million and $0 for the three-month periods ended June 30, 2016 and 2015, respectively, and reductions of approximately $5.1 million and $1.0 million for the six-month periods ended June 30, 2016 and 2015, respectively.

These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

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

	As of June 30, 2016
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Real estate loans (1)	$279,057,310	$304,391,331	$—	$—	$304,391,331
Notes and line of credit receivable	40,940,368	40,940,368	—	—	40,940,368
	$319,997,678	$345,331,699	$—	$—	$345,331,699
Financial liabilities:
Mortgage notes payable (2)	$957,087,042	$979,668,590	$—	$—	$979,668,590
Revolving credit facility	28,500,000	28,500,000	—	—	28,500,000
Term loan	41,000,000	41,000,000	—	—	41,000,000
Loan participation obligations	13,997,758	14,176,332	—	—	14,176,332
	$1,040,584,800	$1,063,344,922	$—	$—	$1,063,344,922

	As of December 31, 2015
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Real estate loans (1)	$252,296,406	$267,383,427	$—	$—	$267,383,427
Notes and line of credit receivable	37,943,733	37,943,733	—	—	37,943,733
	$290,240,139	$305,327,160	$—	$—	$305,327,160
Financial liabilities:
Mortgage notes payable (2)	$696,945,291	692,008,640	$—	$—	$692,008,640
Revolving credit facility	34,500,000	34,500,000	—	—	34,500,000
Loan participation obligations	13,544,160	14,061,190	—	—	14,061,190
	$744,989,451	$740,569,830	$—	$—	$740,569,830
(1) The carrying value of real estate assets includes the Company's balance of the Founders' Village, Palisades, Green Park, and Stadium Village real estate loans, as well as the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. The carrying value of real estate loans includes accrued interest of approximately $13.8 million and $14.3 million as of June 30, 2016 and December 31, 2015, respectively.

(2) The carrying value of mortgage notes payable consists of the principal amounts due reduced by any unamortized deferred loan issuance costs.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at June 30, 2016, discounted to the reporting date utilizing discount rates ranging between 10% and 12.5%.

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

17. Subsequent Events

Between July 1, 2016 and July 31, 2016, the Company issued 39,407 Units and collected net proceeds of approximately $35.5 million after commissions and fees under its Follow-on Offering.

On July 1, 2016, the Company converted $12.5 million of the principal amount due on our City Vista real estate loan investment into a 96% equity ownership interest in a joint venture that owns the underlying 272-unit apartment community in Pittsburgh, Pennsylvania. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

On July 15, 2016, we acquired a grocery-anchored shopping center comprising 301,711 square feet of gross leasable area located in the Atlanta, Georgia market. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

On July 18, 2016, we filed a prospectus to the New Shelf Registration Statement to issue and sell up to $150 million of our Common Stock from time to time in an “at the market” offering, or the New ATM Offering, through Jones Trading Institutional Services LLC, FBR Capital Markets & Co., and Canaccord Genuity Inc., as sales agents.

On August 4, 2016, the Company declared a Common Stock dividend of $0.2025 per share for the third quarter 2016, which is payable on October 14, 2016, to common stockholders of record on September 15, 2016.

On August 5, 2016, we entered into a Fourth Amended and Restated Credit Agreement with Key Bank and the other lenders, or the Fourth Amended and Restated Credit Agreement, that (i) increased the borrowing capacity under our Revolving Line of Credit from $70 million to $135 million with the ability to further increase it to $300 million, subject to certain syndication and other requirements and (ii) extended the maturity date to August 5, 2019, with an option, subject to certain conditions described therein, to extend the maturity date to August 5, 2020.

On August 5, 2016, the Company repaid the 2016 Term Loan in full.

On August 8, 2016, the Company acquired a portfolio of seven grocery-anchored shopping centers with an aggregate of approximately 650,000 square feet of gross leasable area, located in various locations in four states in the southeastern U.S.  The total purchase price was approximately $158.0 million and the consideration transferred included approximately $97.7 million of mortgage financing.  The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the first six months of 2016, we acquired four multifamily communities located in Orlando, Florida, Tampa, Florida, and Atlanta, Georgia, representing 1,651 units, and a 219-unit, 679-bed student housing community adjacent to the campus of Florida State University in Tallahassee, Florida for an aggregate purchase price of approximately $356.3 million. We also sold our Trail Creek multifamily community located in Hampton, Virginia. As of June 30, 2016, we owned 22 multifamily communities with 7,487 units and one student housing community with 219 units.

Also during the first six months of 2016, we acquired eight grocery-anchored shopping centers located in several Southeastern U. S. markets, with approximately 682,000 square feet of gross leasable area for an aggregate purchase price of $95.2 million. We now own 22 centers with an approximate aggregate of 1,960,000 square feet of gross leasable area.

During the first six months of 2016, we converted three bridge loans to real estate loans with an aggregate loan commitment amount of approximately $87.2 million to partially finance a planned multifamily community to be located in Atlanta, Georgia and student housing projects located adjacent to the University of South Florida in Tampa, Florida and Texas A&M University in College Station, Texas. We also originated two new real estate investment loans and a member loan with an aggregate loan commitment amount of approximately $16.6 million in support of a planned second phase of our CityPark View multifamily community in Charlotte, North Carolina and a second phase of a student housing community adjacent to Texas Tech University in Lubbock, Texas. Also during the first six months of 2016, we originated a land acquisition loan of $6.0 million in support of a mixed use project in Atlanta, Georgia. As of June 30, 2016, our real estate loan portfolio consisted of 24 real estate loans and one bridge loan supporting twelve planned multifamily communities, eight student housing projects and one planned retail center, with an aggregate commitment amount of approximately $352.4 million. There can be no assurance that we will acquire any of the assets under construction.

During the first six months of 2016, we issued 202,606 Units and collected net proceeds of approximately $182.3 million from our Follow-On Offering.

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

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make bridge and mezzanine loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our assets, subject to any temporary increase unanimously approved by our board of directors, in other real estate related investments such as grocery-anchored shopping centers, senior mortgage loans, subordinate loans or mezzanine debt secured by interests in grocery-anchored related assets, membership or partnership interests in grocery-anchored shopping centers and other grocery-anchored related assets as determined by our Manager as appropriate for us.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 96.4% interest as of June 30, 2016. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored shopping center properties.

Properties

At June 30, 2016, we were the sole owner of the following 22 multifamily communities and one student housing community, which comprise our multifamily segment:

Property Name	Location	Year constructed	Number of units	Average Unit Size (sq. ft.)	Average Occupancy	Average Rent per Unit

Ashford Park	Atlanta, GA	1992	408	1,008	96.9%	$1,173
Lake Cameron	Raleigh, NC	1997	328	940	96.8%	$908
McNeil Ranch	Austin, TX	1999	192	1,071	95.1%	$1,234
Stone Rise	Philadelphia, PA	2008	216	1,079	94.9%	$1,447
Enclave at Vista Ridge	Dallas, TX	2003	300	1,079	95.9%	$1,137
Stoneridge Farms	Nashville, TN	2002	364	1,153	95.7%	$1,011
Vineyards	Houston, TX	2003	369	1,122	94.0%	$1,143
Avenues at Cypress	Houston, TX	2014	240	1,166	92.3%	$1,374
Avenues at Northpointe	Houston, TX	2013	280	1,154	92.5%	$1,378

Total/Average Same Store			2,697		94.9%

Summit Crossing	Atlanta, GA	2007	485	1,053	—%	$1,188
Sandstone Creek	Kansas City, KS	2000	364	1,135	—%	$1,004
Aster at Lely Resort	Naples, FL	2015	308	979	94.5%	$1,336
CityPark View	Charlotte, NC	2014	284	948	93.3%	$1,052
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001	94.7%	$1,581
Avenues at Creekside	San Antonio, TX	2014	395	974	92.6%	$1,151
Citi Lakes	Orlando, FL	2014	346	984	—%	$1,348
Lenox Portfolio	Nashville, TN	2009-2015	474	886	96.2%	$1,132
Stone Creek	Houston, TX	2009	246	852	—%	$1,004
Overton Rise	Atlanta, GA	2015	294	1,018	94.8%	$1,461
Baldwin Park	Orlando, FL	2008	528	1,069	—%	$1,437
Crosstown Walk	Tampa, FL	2014	342	980	94.1%	$1,213
Avalon Park	Orlando, FL	2008	487	1,394	—%	$—
North by Northwest	Tallahassee, FL	2012	219	1,137	—%	$—

Total Non-Same Store			5,009

Total			7,706		94.7%

For the three-month period ended June 30, 2016, our average occupancy was 94.7%. We define average occupancy as market rent reduced by vacancy losses, expressed as a percentage. All of our multifamily properties are included in this calculation except for properties which are not yet stabilized, which we define as properties having first achieved 93% physical occupancy (Citi Lakes was not yet stabilized at the beginning of the second quarter), properties which are owned for less than the entire reporting period (Avalon Park), and properties which are undergoing significant capital projects or are adding additional phases (Summit Crossing, Stone Creek, Sandstone Creek and Baldwin Park).

At June 30, 2016, we were the sole owner of the following 22 grocery-anchored shopping centers, which comprise our retail segment:

Property name	Metropolitan area	Year built	GLA (1)	Percent leased (2)	Anchor tenant

Woodstock Crossing	Atlanta, GA	1994	66,122	92.6%	Kroger
Powder Springs	Atlanta, GA	1999	77,853	92.8%	Publix
Royal Lakes Marketplace	Atlanta, GA	2008	119,493	84.4%	Kroger
Summit Point	Atlanta, GA	2004	111,970	80.4%	Publix
Wade Green Village	Atlanta, GA	1993	74,978	89.7%	Publix
East Gate Shopping Center	Augusta, GA	1995	75,716	89.5%	Publix
Fury's Ferry	Augusta, GA	1996	70,458	91.0%	Publix
Parkway Centre	Columbus, GA	1999	53,088	97.4%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570	100.0%	Publix
Parkway Town Centre	Nashville, TN	2005	65,587	95.4%	Publix
Salem Cove	Nashville, TN	2010	62,356	96.1%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095	98.6%	The Fresh Market
The Market at Victory Village	Nashville, TN	2007	71,300	98.5%	Publix
Sweetgrass Corner	Charleston, SC	1999	89,124	96.2%	Bi-Lo
Anderson Central	Greenville, SC	1999	223,211	97.1%	Walmart
Fairview Market	Greenville, SC	1998	53,888	100.0%	Publix
Rosewood Shopping Center	Columbia, SC	2002	36,887	90.2%	Publix
Barclay Crossing	Tampa, FL	1998	54,958	100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966	95.5%	Publix
Kingwood Glen	Houston, TX	1998	103,397	100.0%	Kroger
Independence Square	Dallas, TX	1977	140,218	92.9%	Tom Thumb
Southgate Village	Birmingham, AL	1988	75,092	100.0%	Publix

			1,960,327	94.4%
(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) Percent leased represents the percentage of GLA that is leased, including lease agreements that have been signed which have not yet commenced.
Industry Outlook

                We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2016, with continued job growth and improvements in consumer confidence. We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector. If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to measurably improve upon. The pipeline of new multifamily construction, although increasing, has been relatively measured in most of our markets. Nationally, new multifamily construction is currently at or slightly above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to good levels of absorption levels in most of our markets, which in many of our markets has offset or exceeded the new supply coming online. The absorption rate has led to stable or modestly increasing occupancy rates with concurrent increases in rental rates in our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain further increases in multifamily supply.

                We believe that the grocery-anchored shopping center sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that improving macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers that are all generally located in Sun Belt and Texas markets are well-positioned to have solid operating fundamentals. The debt market for our grocery anchored retail assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. Spreads and rates are generally comparable to those for multifamily, however, the leverage levels on the retail assets may be slightly lower than the levels on our multifamily assets.

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers.  Given the uncertainty around the world's financial markets, fueled in part by global instability and the recent “Brexit” vote in Britain, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae (the GSEs) with excellent access to investor capital. Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

                We believe the combination of continued high construction mortgage underwriting standards as compared to before the financial crisis, coupled with continued hesitance and reluctance among many prospective homebuyers to believe the net benefits of home ownership are greater than the benefit of the flexibility offered through renting will continue to work in the existing multifamily sector's favor, resulting in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income. We also believe there will be a continued increase in demand for multifamily rental housing due to the ongoing entry of the “millennial” generation, the sons and daughters of the baby-boom generation, into the workforce, resulting in an increase in demand for rental housing. Finally, we believe a continuation of the declining homeownership rate trend in the United States would also result in increased demand for multifamily rental housing.

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
Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 30 to 50 years for buildings, 5 to 10 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. Repairs, maintenance and resident turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized and depreciated over the items' estimated useful lives. Repairs, maintenance and resident turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
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

Equity Compensation

We calculate the fair value of equity compensation instruments such as warrants and stock options based upon estimates of their expected term, the expected volatility of and dividend yield on our shares of common stock, par value $.01 per share, or Common Stock, over this expected term period and the market risk-free rate of return. The compensation expense is accrued over the vesting period(s).

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. ASU 2014-09 may be applied using either a full retrospective or a modified approach upon adoption. The Company is currently evaluating the impact this standard may have on its financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance but does not expect its adoption to materially impact the Company’s consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial instruments carried at amortized cost to be presented at the net amount expected to be collected, utilizing a valuation account which reflects the cumulative net adjustments from the gross amortized cost value. Under existing GAAP, entities would not record a valuation allowance until a loss was probable of occurring. The standard is effective for the Company on January 1, 2020. We are presently evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements.

Results of Operations

The highlights of our second quarter 2016 operating results included:

•
Net loss attributable to common stockholders was approximately $9.2 million, or $0.40 per share of Common Stock for the second quarter 2016, versus $3.7 million, or $0.17 per share of Common Stock for the second quarter 2015, and a net loss of approximately $20.4 million, or $0.88 per share of Common Stock for the six months ended June 30, 2016, versus a net loss of $7.6 million, or $0.35 per share of Common Stock for the six months ended June 30, 2015. These results are reflective of non-cash depreciation and amortization expense and dividends to Series A Preferred Stockholders aggregating approximately $27.4 million and $12.0 million for the respective second quarter periods and aggregating approximately $50.6 million and $23.1 million for the respective six month periods.

•
Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, or NFFO, was approximately $7.6 million, or $0.31 per share for the second quarter 2016, an increase of 14.8% on a per share basis from our NFFO result of approximately $6.0 million, or $0.27 per share for the second quarter 2015. NFFO was approximately $14.6 million, or

$0.61 per share for the six months ended June 30, 2016, an increase of 22.0% on a per share basis from our NFFO result of approximately $11.2 million, or $0.50 per share for the 2015 period. (1)

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was approximately $7.4 million, or $0.31 per share for the second quarter 2016, an increase of 3.3% on a per share basis from our AFFO result of approximately $6.7 million, or $0.30 per share for the second quarter 2015. AFFO was approximately $16.3 million, or $0.68 per share for the six months ended June 30, 2016, an increase of 30.8% on a per share basis from our AFFO result of approximately $11.6 million, or $0.52 per share for the 2015 period. AFFO is calculated after deductions for all preferred dividends. (1)

•	As of June 30, 2016, our total assets were approximately $1.8 billion, an increase of approximately $0.85 billion, or 93.3% compared to our total assets of approximately $0.9 billion at June 30, 2015.

•	Total revenues for the second quarter 2016 were approximately $45.9 million, an increase of approximately $21.8 million, or 90.4%, compared to approximately $24.1 million for the second quarter 2015.

•
Cash flow from operations for the second quarter 2016 was approximately $19.5 million, an increase of approximately $8.9 million, or 84.3%, compared to approximately $10.6 million for the second quarter 2015.

•
Our Common Stock dividend of $0.2025 per share for the second quarter 2016 represents a growth rate of 12.5% from our second quarter 2015 dividend of $0.18 per share and a growth rate of approximately 10.9% on an annualized basis since June 30, 2011, the first quarter end following our initial public offering in April 2011.

•	At June 30, 2016, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 56.9%.

•	For the second quarter 2016, our average occupancy was 94.7%. As of June 30, 2016, our retail portfolio was 94.4% leased.

•
For the second quarter 2016, our NFFO payout ratio to our Common Stockholders and Unitholders was approximately 65.2% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 66.9%. (2)

•
For the second quarter 2016, our NFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 55.4% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 56.1%. (2)

•
On May 19, 2016, we sold Trail Creek Apartments, a 300-unit multifamily community in Hampton, Virginia, and collected net proceeds from the sale of approximately $10.5 million and realized a gain on the sale of approximately $4.3 million.

•
On April 19, 2016, we closed on a real estate investment loan of up to approximately $9.4 million in support of a proposed second phase of a 140-unit, 556-bed student housing project adjacent to the campus of Texas Tech University in Lubbock, Texas. The loan pays current monthly interest of 8.5% per annum and accrues deferred interest of 5.0% per annum. We also received a purchase option to acquire the property upon stabilization.

•
During the second quarter 2016, we acquired a 219-unit, 679-bed student housing community located in Tallahassee, Florida and a 487-unit multifamily community located in Orlando, Florida, We also acquired seven grocery-anchored shopping centers located in South Carolina, Georgia, Alabama and Tennessee, comprising approximately 607,000 aggregate square feet of gross leasable area.

•
With the closing of the acquisitions and sale referenced above, as of June 30, 2016 we owned 22 multifamily communities consisting of an aggregate of 7,487 units, one 219-unit student housing community and 22 grocery-anchored shopping centers comprising an aggregate of approximately 1,960,000 square feet of gross leasable area. Upon completion of all the projects partially financed by our real estate loan portfolio and if we were to acquire all the underlying properties, we would own 20 additional multifamily communities, comprising an aggregate of 4,839 units, including eight student housing communities comprising an aggregate of 5,374 beds, and one retail shopping center comprising approximately 212,800 square feet of gross leasable area. We evaluate each project individually and we can make no assurance that we will acquire any of the underlying properties.

•
On July 1, 2016, we converted approximately $12.5 million of the principal amount due on our City Vista real estate loan investment into a 96% equity ownership interest in a joint venture that owns the underlying 272-unit apartment community in Pittsburgh, Pennsylvania.

•	On July 15, 2016, we acquired a grocery-anchored shopping center comprising 301,711 square feet of gross leasable area located in the Atlanta, Georgia market.

•
On August 8, 2016, we acquired a portfolio of seven grocery-anchored shopping centers with an aggregate of approximately 650,000 square feet of gross leasable area, located in various locations in four states in the southeastern U.S.  The total purchase price was approximately $158.0 million and the consideration transferred included approximately $97.7 million of mortgage financing.  The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2016, we acquired the following real estate assets:

Acquisition date	Multifamily communities	Location	Units

6/1/2016	North by Northwest (1)	Tallahassee, FL	219
5/31/2016	Avalon Park	Orlando, FL	487
2/1/2016	Overton Rise	Atlanta, GA	294
1/15/2016	Crosstown Walk	Tampa, FL	342
1/5/2016	Baldwin Park	Orlando, FL	528

			1,870

(1) A student housing community located adjacent to the campus of Florida State University in Tallahassee, Florida..

Acquisition date	Grocery anchored shopping centers		Location	Gross leasable area (square feet)

5/16/2016	Market at Victory Village		Nashville, TN	71,300
4/29/2016	Anderson Central	(1)	Greenville-Anderson, SC MSA	223,211
4/29/2016	East Gate Shopping Center	(1)	Augusta, Georgia MSA	75,716
4/29/2016	Fairview Market	(1)	Greenville, SC	53,888
4/29/2016	Fury's Ferry	(1)	Augusta, GA	70,458
4/29/2016	Rosewood Shopping Center	(1)	Columbia, SC	36,887
4/29/2016	Southgate Village	(1)	Birmingham, AL	75,092
2/29/2016	Wade Green Village		Atlanta, GA	74,978

				681,530

(1) Collectively referred to as the Southeastern 6 Portfolio.

Three Months and Six Months Ended June 30, 2016 compared to 2015

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months and six months ended June 30, 2016 versus 2015, as summarized in the tables below:

	Three months ended June 30,		Change inc (dec)
	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$30,966,738	$14,720,482	$16,246,256	110.4%
Other property revenues	4,308,360	2,157,800	2,150,560	99.7%
Interest income on loans and notes receivable	6,847,724	5,582,871	1,264,853	22.7%
Interest income from related parties	3,731,122	1,627,674	2,103,448	129.2%
Total revenues	45,853,944	24,088,827	21,765,117	90.4%

Operating expenses:
Property operating and maintenance	4,356,923	2,545,578	1,811,345	71.2%
Property salary and benefits reimbursement to related party	2,516,605	1,308,832	1,207,773	92.3%
Property management fees to related parties	1,356,409	655,139	701,270	107.0%
Real estate taxes	5,494,608	2,327,472	3,167,136	136.1%
General and administrative	1,191,520	463,298	728,222	157.2%
Equity compensation to directors and executives	618,867	577,543	41,324	7.2%
Depreciation and amortization	17,969,975	7,927,849	10,042,126	126.7%
Acquisition and pursuit costs	2,490,566	669,342	1,821,224	272.1%
Acquisition fees to related parties	274,176	1,098,471	(824,295)	(75.0)%
Asset management fees to related parties	2,958,991	1,570,956	1,388,035	88.4%
Insurance, professional fees and other	1,571,514	644,202	927,312	143.9%
Total operating expenses	40,800,154	19,788,682	21,011,472	106.2%
Contingent asset management and general and
administrative expense fees	(451,684)	(809,159)	357,475	—%
Net operating expenses	40,348,470	18,979,523	21,368,947	112.6%

Operating income	5,505,474	5,109,304	396,170	7.8%
Less interest expense	9,559,501	4,688,468	4,871,033	103.9%
Gain on sale of real estate, net of disposition expenses	4,271,506	—	4,271,506	—%

Net income	$217,479	$420,836	$(203,357)	(48.3)%

	Six months ended June 30,		Change inc (dec)
	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$59,222,337	$27,861,602	$31,360,735	112.6%
Other property revenues	8,068,443	4,127,567	3,940,876	95.5%
Interest income on loans and notes receivable	13,789,883	10,457,957	3,331,926	31.9%
Interest income from related parties	6,509,062	2,986,216	3,522,846	118.0%
Total revenues	87,589,725	45,433,342	42,156,383	92.8%

Operating expenses:
Property operating and maintenance	8,378,285	4,624,937	3,753,348	81.2%
Property salary and benefits reimbursement to related party	4,880,068	2,426,405	2,453,663	101.1%
Property management fees to related parties	2,584,430	1,225,545	1,358,885	110.9%
Real estate taxes	10,668,049	4,404,149	6,263,900	142.2%
General and administrative	2,111,472	921,502	1,189,970	129.1%
Equity compensation to directors and executives	1,229,292	1,167,851	61,441	5.3%
Depreciation and amortization	33,316,701	15,873,277	17,443,424	109.9%
Acquisition and pursuit costs	5,143,271	1,092,934	4,050,337	370.6%
Acquisition fees to related parties	385,056	1,858,771	(1,473,715)	(79.3)%
Asset management fees to related parties	5,725,077	2,921,846	2,803,231	95.9%
Insurance, professional fees and other	2,878,495	1,349,754	1,528,741	113.3%
Total operating expenses	77,300,196	37,866,971	39,433,225	104.1%
Contingent asset management and general and
administrative expense fees	(721,285)	(1,155,119)	433,834	(37.6)%
Net operating expenses	76,578,911	36,711,852	39,867,059	108.6%

Operating income	11,010,814	8,721,490	2,289,324	26.2%
Less interest expense	18,454,331	9,065,583	9,388,748	103.6%
Gain on sale of real estate, net of disposition expenses	4,271,506	—	—	—%

Net (loss) income	$(3,172,011)	$(344,093)	$(2,827,918)	821.8%

Rental and other property revenues and operating expenses for the three-month and six-month periods ended June 30, 2016 included activity for the North by Northwest student housing community, the Overton Rise, Crosstown Walk, Baldwin Park and Avalon Park multifamily communities, and the Wade Green Village, Southeastern 6 Portfolio and Market at Victory Village grocery-anchored shopping centers acquired during the first and second quarters 2016 only from their respective dates of acquisition. In addition, the three-month period ended June 30, 2016 includes a full quarter of activity for the seven multifamily communities and five grocery-anchored shopping centers acquired during the first quarter of 2016 and the third and fourth quarters of 2015. The six-month period ended June 30, 2016 includes a full quarter of activity for the four multifamily communities and four grocery-anchored shopping centers acquired during the third and fourth quarters of 2015. Rental and other property revenues and expenses for the three-month and six-month periods ended June 30, 2015 include activity for the five multifamily communities acquired during those periods only from their respective dates of acquisition.

Revenues

Rental revenues increased for the six months ended June 30, 2016 from the comparable 2015 periods primarily due to acquisitions shown in the following table which closed during the last three quarters of 2015 and the first quarter of 2016:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Rental revenues:
Baldwin Park, Crosstown Walk, and Overton Rise	$4,576,000	28.2%	$8,604,000	27.4%
Stone Creek and Lenox Portfolio	2,476,000	15.2%	6,233,000	19.9%
Avenues at Creekside and Citi Lakes	2,583,000	15.9%	4,988,000	15.9%
Lakewood Ranch, Aster at Lely, and CityPark View	2,703,000	16.6%	5,799,000	18.5%
North by Northwest and Avalon Park	1,099,000	6.8%	1,099,000	3.5%
Southeastern 6 Portfolio	913,000	5.6%	913,000	2.9%
Wade Green Village	215,000	1.3%	282,000	0.9%
Four grocery-anchored shopping centers acquired during 2015	1,581,000	9.7%	3,162,000	10.1%
Other	100,000	0.7%	281,000	0.9%

Total	$16,246,000	100.0%	$31,361,000	100.0%

Rental revenues are directly impacted by occupancy levels. Our average occupancy was 94.7% and 95.1% for the three-month periods ended June 30, 2016 and 2015, respectively. We define average occupancy as market rent reduced by vacancy losses within our multifamily communities segment.

Our retail portfolio was 94.4% and 95.6% leased as of June 30, 2016 and 2015, respectively. We define percent leased as the percentage of gross leasable area that is leased, including lease agreements that have been signed which have not yet commenced.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. Other revenues from our grocery-anchored shopping centers includes tenant reimbursements to us for common area maintenance and utility reimbursements. The increase in other property revenues for the six-month period ended June 30, 2016 versus 2015 was also due primarily to the acquisitions listed above.

Interest income from our real estate loans increased substantially for the three-month and six-month periods ended June 30, 2016 versus 2015, primarily due to the addition of 12 real estate loans and bridge loans since June 30, 2015, partially offset by the repayment or settlement of three loans in connection with the acquisition of the underlying properties. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate investment loans, bridge loans, and lines of credit receivable was approximately $321.7 million at June 30, 2016 and $196.2 million at June 30, 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	Amounts (rounded to 000s):		Amounts (rounded to 000s):
Real estate loan investments:
Current interest payments	$5,917,000	$3,802,000	$11,010,000	$7,186,000
Additional accrued interest received	3,444,000	2,551,000	6,716,000	4,554,000
Deferred loan fee revenue	196,000	201,000	436,000	351,000
Total real estate loan investment revenue	9,557,000	6,554,000	18,162,000	12,091,000
Interest income on notes and lines of credit	1,022,000	657,000	2,137,000	1,353,000

Interest income on loans and notes receivable	$10,579,000	$7,211,000	$20,299,000	$13,444,000

Property operating and maintenance expense

As shown in the following table, expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by the multifamily and retail properties which were acquired since June 30, 2015. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property operations and mainenance:
Baldwin Park, Crosstown Walk, and Overton Rise	$458,000	25.3%	$985,000	26.2%
Stone Creek and Lenox Portfolio	313,000	17.3%	794,000	21.2%
Avenues at Creekside and Citi Lakes	323,000	17.8%	679,000	18.1%
Lakewood Ranch, Aster at Lely, and CityPark View	316,000	17.4%	709,000	18.9%
North by Northwest and Avalon Park	127,000	7.0%	127,000	3.4%
Southeastern 6 Portfolio	63,000	3.5%	63,000	1.7%
Wade Green Village	35,000	1.9%	43,000	1.1%
Four grocery-anchored shopping centers acquired during 2015	204,000	11.3%	385,000	10.3%
Other	(28,000)	(1.5)%	(32,000)	(0.9)%

Total	$1,811,000	100.0%	$3,753,000	100.0%

Property Salary and Benefits Reimbursement to Related Party

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by the multifamily properties acquired since June 30, 2015, as shown in the following table. The number of employees assigned by our property manager to our 22 multifamily communities at June 30, 2016 is not expected to change materially over the foreseeable future.

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property salary and benefits reimbursement to related party:
Baldwin Park, Crosstown Walk, and Overton Rise	$375,000	31.0%	$701,000	28.6%
Stone Creek and Lenox Portfolio	254,000	21.0%	691,000	28.2%
Avenues at Creekside and Citi Lakes	246,000	20.4%	509,000	20.7%
Lakewood Ranch, Aster at Lely, and CityPark View	223,000	18.5%	497,000	20.3%
North by Northwest and Avalon Park	111,000	9.2%	111,000	4.5%
Other	(1,000)	(0.1)%	(55,000)	(2.3)%

Total	$1,208,000	100.0%	$2,454,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for retail assets, property management fees are generally 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. The increases were primarily due to properties acquired since June 30, 2015, as shown in the following table:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property management fees:
Baldwin Park, Crosstown Walk, and Overton Rise	$199,000	28.4%	$360,000	26.5%
Stone Creek and Lenox Portfolio	109,000	15.5%	276,000	20.3%
Avenues at Creekside and Citi Lakes	113,000	16.1%	219,000	16.1%
Lakewood Ranch, Aster at Lely, and CityPark View	124,000	17.7%	261,000	19.2%
Four grocery-anchored shopping centers acquired during 2015	58,000	8.3%	140,000	10.3%
Other	98,000	14.0%	103,000	7.6%

Total	$701,000	100.0%	$1,359,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions made since June 30, 2015, as shown in the following table:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Real estate taxes:
Baldwin Park, Crosstown Walk, and Overton Rise	$942,000	29.7%	$1,770,000	28.3%
Stone Creek and Lenox Portfolio	457,000	14.4%	1,183,000	18.9%
Avenues at Creekside and Citi Lakes	575,000	18.2%	1,156,000	18.5%
Lakewood Ranch, Aster at Lely, and CityPark View	313,000	9.9%	694,000	11.1%
North by Northwest and Avalon Park	148,000	4.7%	148,000	2.4%
Southeastern 6 Portfolio	103,000	3.3%	103,000	1.6%
Wade Green Village	28,000	0.9%	38,000	0.6%
Four grocery-anchored shopping centers acquired during 2015	325,000	10.3%	562,000	9.0%
Other	276,000	8.6%	610,000	9.6%

Total	$3,167,000	100.0%	$6,264,000	100.0%

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.

General and Administrative

The increases in general and administrative expenses were primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired since June 30, 2015, as shown in the following table:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
General and administrative expenses:
Taxes, licenses & fees	$314,000	43.1%	$271,000	22.8%
Baldwin Park, Crosstown Walk, and Overton Rise	139,000	19.1%	244,000	20.5%
Stone Creek and Lenox Portfolio	91,000	12.5%	181,000	15.2%
Avenues at Creekside and Citi Lakes	76,000	10.4%	124,000	10.4%
Lakewood Ranch, Aster at Lely, and CityPark View	72,000	9.9%	195,000	16.4%
Other	36,000	5.0%	175,000	14.7%

Total	$728,000	100.0%	$1,190,000	100.0%

Equity compensation to directors and executives

Equity compensation expense by grant was as follows in the table below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Quarterly board member committee fee grants	$5,982	$5,990	$29,991	$23,899
Class B Unit awards:
Executive officers - 2014	—	—	—	3,825
Executive officers - 2015	—	491,390	5,236	979,472
Executive officers - 2016	517,884	—	1,019,062	—
Restricted stock grants:
2014	—	26,830	—	107,322
2015	26,668	53,333	106,670	53,333
2016	68,333	—	68,333	—

Total	$618,867	$577,543	$1,229,292	$1,167,851

Depreciation and amortization

The net increases in depreciation and amortization were driven primarily by the additional depreciable assets from the acquisitions made since June 30, 2015, as shown below:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Amount (rounded to 000s):	Percent of total	Amount (rounded to 000s):	Percent of total

Baldwin Park, Crosstown Walk, and Overton Rise
Depreciation	$2,061,000	11.5%	$3,523,000	10.6%
Amortization of intangible assets	2,059,000	11.5%	3,596,000	10.8%
Stone Creek and Lenox Portfolio
Depreciation	1,134,000	6.3%	2,811,000	8.4%
Amortization of intangible assets	893,000	5.0%	2,460,000	7.4%
Avenues at Creekside and Citi Lakes
Depreciation	1,217,000	6.8%	2,430,000	7.3%
Amortization of intangible assets	181,000	1.0%	645,000	1.9%
Lakewood Ranch, Aster at Lely, and CityPark View
Depreciation	1,354,000	7.5%	2,706,000	8.1%
North by Northwest and Avalon Park
Depreciation	577,000	3.2%	577,000	1.7%
Amortization of intangible assets	409,000	2.3%	409,000	1.2%
Southeastern 6 Portfolio
Depreciation	465,000	2.6%	465,000	1.4%
Amortization of intangible assets	445,000	2.5%	445,000	1.3%
Wade Green Village
Depreciation	113,000	0.6%	171,000	0.5%
Amortization of intangible assets	95,000	0.5%	143,000	0.4%
Four grocery-anchored shopping centers acquired during 2015
Depreciation	726,000	4.0%	1,420,000	4.3%
Amortization of intangible assets	534,000	3.0%	1,051,000	3.2%
Other	5,707,000	31.7%	10,465,000	31.5%

Total	$17,970,000	100.0%	$33,317,000	100.0%

Acquisition and pursuit costs and fees to related parties

Acquisition and pursuit costs and acquisition fees consisted of:

	Three months ended June 30, 2016
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
North by Northwest & Avalon Park	$1,632,000	$—	$1,632,000
Southeastern 6 Portfolio	250,000	274,000	524,000
Other	609,000	—	609,000

Total	$2,491,000	$274,000	$2,765,000

	Three months ended June 30, 2015
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Lakewood Ranch, Aster at Lely, and CityPark View	$430,000	$1,098,000	$1,528,000
Other	239,000	—	239,000

Total	$669,000	$1,098,000	$1,767,000

	Six months ended June 30, 2016
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Baldwin Park, Crosstown Walk, and Overton Rise	$2,259,000	$—	$2,259,000
North by Northwest & Avalon Park	1,715,000	—	1,715,000
Wade Green	184,000	111,000	295,000
Southeastern 6 Portfolio	370,000	274,000	644,000
Other	615,000	—	615,000

Total	$5,143,000	$385,000	$5,528,000

	Six months ended June 30, 2015
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Lakewood Ranch, Aster at Lely, and CityPark View	$483,000	$1,098,000	$1,581,000
Houston Portfolio	350,000	761,000	1,111,000
Other	260,000	—	260,000

Total	$1,093,000	$1,859,000	$2,952,000

Beginning January 1, 2016, the Company replaced the acquisition fees which were paid to the Manager upon the closing of a property with loan coordination fees. Loan coordination fees are calculated as 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property, or of 63.0% of the purchase price, if the asset is not leveraged and are governed by the Management Agreement. If debt is employed to partially finance the acquisition of the property at the closing of the acquisition transaction, then these deferred loan costs are amortized over the lives of the loans and are included in the interest expense line on the consolidated statements of operations. Acquisition fees paid to our Manager were calculated as 1% of the gross purchase price of the multifamily community, the retail asset, or of the principal amount of the real estate loan. These costs also include similar expenditures for services provided by third parties.

Asset management fees and general and administrative fees to related party

Asset management fees are equal to one-twelfth of 0.50% of the total value of assets, as adjusted. The general and administrative expense fee is equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquisitions made since June 30, 2015, as shown in the following table:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Revenues:
Baldwin Park, Crosstown Walk, and Overton Rise	$5,019,000	23.1%	$9,398,000	22.3%
Stone Creek and Lenox Portfolio	2,763,000	12.7%	6,928,000	16.4%
Avenues at Creekside and Citi Lakes	2,845,000	13.1%	5,516,000	13.1%
Lakewood Ranch, Aster at Lely, and CityPark View	3,002,000	13.8%	6,422,000	15.2%
North by Northwest and Avalon Park	1,134,000	5.2%	1,134,000	2.7%
Southeastern 6 Portfolio	1,091,000	5.0%	1,091,000	2.6%
Wade Green Village	254,000	1.2%	337,000	0.8%
Four grocery-anchored shopping centers acquired during 2015	2,076,000	9.5%	4,076,000	9.7%
Interest income	2,980,000	13.7%	6,071,000	14.4%
Other	601,000	2.7%	1,183,000	2.8%

Total	$21,765,000	100.0%	$42,156,000	100.0%

	As of
	June 30, 2016
	Increase
	Amount (rounded to 000s):	Percent of increase
Gross real estate assets:
Baldwin Park, Crosstown Walk, and Overton Rise	$213,338,000	30.3%
Stone Creek and Lenox Portfolio	101,159,000	14.4%
Avenues at Creekside and Citi Lakes	117,932,000	16.7%
Lakewood Ranch, Aster at Lely, and CityPark View	269,000	—%
North by Northwest and Avalon Park	135,082,000	19.2%
Southeastern 6 Portfolio	63,729,000	9.0%
Wade Green Village	10,251,000	1.5%
Four grocery-anchored shopping centers acquired during 2015	84,391,000	12.0%
Sale of Trail Creek	(39,724,000)	(5.6)%
Other	18,211,000	2.6%

Total	$704,638,000	100.0%

Insurance, professional fees and other expenses

The increases consisted of:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase

Insurance premiums	$311,000	33.5%	$681,000	44.6%
Management agreement opinion	310,000	33.4%	421,000	27.6%
Audit and tax fees	132,000	14.2%	227,000	14.9%
Accounting software	160,000	17.3%	160,000	10.5%
Legal fees	(5,000)	(0.5)%	32,000	2.1%
Other	19,000	2.1%	7,000	0.3%

Total	$927,000	100.0%	$1,528,000	100.0%

Contingent asset management and general and administrative expense fees deferred

The Manager may, in its discretion, elect to forego some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any deferred fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $721,285 of combined asset management, general and administrative expense and property management fees attributable to the six-month period ended June 30, 2016 and $2,859,108 cumulatively have been deferred by the Manager. We will recognize any deferred fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of June 30, 2016, there was insufficient evidence to support recognition of these deferred fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increases consisted of:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Interest expense:
Baldwin Park, Crosstown Walk, and Overton Rise	$1,437,000	29.5%	$2,668,000	28.4%
Stone Creek and Lenox Portfolio	703,000	14.4%	1,424,000	15.2%
Avenues at Creekside and Citi Lakes	539,000	11.1%	1,073,000	11.4%
Lakewood Ranch, Aster at Lely, and CityPark View	640,000	13.1%	1,457,000	15.5%
North by Northwest and Avalon Park	342,000	7.0%	342,000	3.6%
Southeastern 6 Portfolio	185,000	3.8%	185,000	2.0%
Wade Green Village	80,000	1.6%	80,000	0.9%
Four grocery-anchored shopping centers acquired during 2015	561,000	11.5%	1,123,000	12.0%
Term Loan	261,000	5.4%	485,000	5.2%
Revolving line of credit	179,000	3.7%	293,000	3.1%
Loan participants	51,000	1.0%	180,000	1.9%
Other	(107,000)	(2.1)%	79,000	0.8%

	$4,871,000	100.0%	$9,389,000	100.0%

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

Analysts, managers and investors have, since the first REITs were created, made certain adjustments to reported net income amounts under U.S. GAAP in order to better assess these vehicles’ operating results. FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations,” which was most recently revised in 2012, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how Net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability.

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

Normalized Funds From Operations Attributable to Common Stockholders and Unitholders (“NFFO”)

Normalized FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, since the Company is acquiring properties on a regular basis, it incurred substantial costs related to such acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. The Company adds back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions and beginning January 1, 2016, amortization of loan coordination fees to FFO in its calculation of NFFO since such costs are not representative of our fund generating results on an ongoing basis. The Company also adds back any costs incurred related to the extension of our management agreement with our Manager, realized losses on debt extinguishment and any non-cash dividends in this calculation. NFFO figures reported by us may not be comparable to those NFFO figures reported by other companies.

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

		Three months ended June 30,
		2016	2015

Net loss attributable to common stockholders (See note 1)		$(9,239,588)	$(3,679,421)

Add:	Loss attributable to non-controlling interests (See note 2)	7,961	4,276
	Depreciation of real estate assets	12,639,224	6,132,444
	Amortization of acquired real estate intangible assets and deferred leasing costs	5,194,303	1,756,605
Less:	Gain on sale of real estate	(4,271,506)	—

Funds from operations attributable to common stockholders and Unitholders		4,330,394	4,213,904

Add:	Acquisition and pursuit costs	2,764,742	1,767,813
	Loan cost amortization on acquisition term note (See note 3)	32,974	46,181
	Amortization of loan coordination fees paid to the Manager (See note 4)	155,683	—
	Costs incurred from extension of management agreement with advisor (See note 6)	309,774	—

Normalized funds from operations attributable to common stockholders and Unitholders		7,593,567	6,027,898

	Non-cash equity compensation to directors and executives	618,867	577,543
	Amortization of loan closing costs (See note 5)	513,455	307,114
	Depreciation/amortization of non-real estate assets	136,448	38,800
	Net loan fees received (See note 7)	422,857	349,643
	Deferred interest income received (See note 8)	2,667,051	1,926,880
Less:	Non-cash loan interest income (See note 7)	(3,268,168)	(2,046,750)
	Cash paid for loan closing costs	(9,042)	—
	Amortization of acquired real estate intangible liabilities (See note 9)	(577,437)	(184,541)
	Normally recurring capital expenditures and leasing costs (See note 10)	(698,527)	(343,649)

Adjusted funds from operations attributable to common stockholders and Unitholders		$7,399,071	$6,652,938

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$4,772,587	$4,012,322
	Distributions to Unitholders (See note 2)	179,449	50,465
	Total	$4,952,036	$4,062,787

Common Stock dividends and Unitholder distributions per share		$0.2025	$0.18

FFO per weighted average basic share of Common Stock and Unit Outstanding		$0.18	$0.19
NFFO per weighted average basic share of Common Stock and Unit Outstanding		$0.31	$0.27
AFFO per weighted average basic share of Common Stock and Unit Outstanding		$0.31	$0.30

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	23,325,663	22,215,663
	Class A Units	886,346	280,360
	Common Stock and Class A Units	24,212,009	22,496,023

	Diluted: (B)
	Common Stock and Class A Units	25,461,338	22,961,379

Actual shares of Common Stock outstanding, including 30,990 and 30,133 unvested shares
of restricted Common Stock at June 30, 2016 and 2015, respectively		23,723,168	22,307,057
Actual Class A Units outstanding		886,168	280,360
	Total	24,609,336	22,587,417

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 3.66% weighted average non-controlling interest in the Operating Partnership for the three-month period ended June 30, 2016.

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

Notes to Reconciliation of Funds From Operations Attributable to Common Stockholders and Unitholders, Normalized Funds From Operations Attributable to Common Stockholders and Unitholders, and Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders to Net Loss Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month period ended June 30, 2016 include activity for the multifamily community, student housing project, and seven grocery-anchored shopping centers acquired during the second quarter 2016 only from their respective dates of acquisition. In addition, the 2016 period includes a full quarter of activity for the seven multifamily communities and five grocery-anchored shopping centers acquired during the third and fourth quarters of 2015 and the first quarter 2016. Rental and other property revenues and expenses for the three-month period ended June 30, 2015 include activity for the Aster at Lely and Venue at Lakewood Ranch multifamily communities only from their respective dates of acquisition during the second quarter 2015.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 886,168 Class A Units as of June 30, 2016. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 3.66% and 1.25% for the three-month periods ended June 30, 2016 and 2015, respectively.

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

5)
We incurred legal costs pertaining to the extension of our management agreement with our Manager. The three-year extension was effective as of June 3, 2016. Such costs are an additive adjustment to FFO in our calculation of NFFO.

6)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also for occasional amendments to our $70 million revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to NFFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At June 30, 2016, aggregate unamortized loan costs were approximately $14.1 million, which will be amortized over a weighted average remaining loan life of approximately 5.5 years.

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

9)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. At June 30, 2016, the balance of unamortized below-market lease intangibles was approximately $9.7 million, which will be recognized over a weighted average remaining lease period of approximately 8.1 years.

10)
We deduct from NFFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $1,525,336 and $549,489 for the three-month periods ended June 30, 2016 and 2015, respectively. This adjustment also deducts from NFFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers.

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
On January 5, 2016, we entered into a $35.0 million term loan with Key Bank under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. The Term Loan accrued interest at a rate of LIBOR plus 3.75% per annum. On August 5, 2016, the Company repaid the 2016 Term Loan in full. On May 26, 2016, the Company entered into a $11.0 million interim term loan with Key Bank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a retail shopping center located in Anderson, South Carolina.  The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date is May 25, 2017.

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2016, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Net worth	Minimum $360,000,000	(2)	$686,921,662
Debt yield	Minimum 8.0%		8.49%
Payout ratio	Maximum 95%	(3)	74%
Total leverage ratio	Maximum 62.5%		60%
Debt service coverage ratio	Minimum 1.50x		2.6X

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $360 million, plus 75% of the net proceeds of any equity offering, which totaled $503 million as of June 30, 2016.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended June 30, 2016, the maximum dividends and distributions allowed under this covenant was $60.0 million.

Interest expense for the Credit Facility was approximately $1.5 million (including deferred loan cost amortization of approximately $0.2 million) and the weighted average interest rate was 3.94% for the six-month period ended June 30, 2016.

On August 5, 2016, we entered into a Fourth Amended and Restated Credit Agreement with Key Bank and the other lenders, or the Fourth Amended and Restated Credit Agreement, that (i) increased the borrowing capacity under our Revolving Line of Credit from $70 million to $135 million with the ability to further increase it to $300 million, subject to certain syndication and other requirements and (ii) extended the maturity date to August 5, 2019, with an option, subject to certain conditions described therein, to extend the maturity date to August 5, 2020.

Our net cash provided by operating activities for the six-month periods ended June 30, 2016 and 2015 was approximately $32.9 million and $18.3 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the nine multifamily communities and 12 grocery-anchored shopping centers we acquired since June 30, 2015, and an increase in cash collections of interest income from our larger portfolio of real estate loans, which grew from an aggregate carrying value of approximately $170.8 million at June 30, 2015 to approximately $279.1 million at June 30, 2016.

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

Our net cash used in investing activities was approximately $463.1 million and $227.6 million for the six-month periods ended June 30, 2016 and 2015, respectively. Disbursements for property acquisitions rose from approximately $199.2 million for the six months ended June 30, 2015 to approximately $404.2 million for the six months ended June 30, 2016. Net deployments of cash for real estate loans and notes receivable were approximately $51.2 million in 2016, versus net disbursements for loans and notes receivable in the 2015 period of approximately $24.1 million.

Cash used in investing activities is primarily driven by acquisitions and dispositions of multifamily properties and retail shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-

related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities and retail shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with acquisitions are funded from the capital sources for the acquisitions and are not dependent upon subsequent property operational cash flows for funding.

For the six-month period ended June 30, 2016, our capital expenditures were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily:
Summit Crossing	$—	$115,385	$115,385	$57,089	$172,474
Trail Creek	—	23,908	23,908	44,386	68,294
Stone Rise	—	47,853	47,853	42,640	90,493
Ashford Park	—	152,117	152,117	94,149	246,266
McNeil Ranch	—	12,326	12,326	31,597	43,923
Lake Cameron	—	73,046	73,046	52,733	125,779
Stoneridge	75,104	38,042	113,146	80,025	193,171
Vineyards	45,222	57,118	102,340	71,729	174,069
Enclave	159,576	18,320	177,896	61,740	239,636
Sandstone	89,857	47,470	137,327	91,591	228,918
Cypress	77,666	7,500	85,166	18,574	103,740
Northpointe	25,121	39,666	64,787	21,880	86,667
Lakewood Ranch	94,869	4,982	99,851	9,914	109,765
Aster at Lely	—	14,642	14,642	27,044	41,686
CityPark View	—	—	—	4,773	4,773
Mansions at Creekside	92,916	7,373	100,289	74,092	174,381
Citilakes	105,237	14,922	120,159	15,602	135,761
Stone Creek	118,923	3,675	122,598	25,658	148,256
Lenox Portfolio	28,246	—	28,246	54,059	82,305
Village at Baldwin Park	447,046	3,649	450,695	106,410	557,105
Crosstown Walk	—	—	—	19,381	19,381
Overton Rise	45,540	—	45,540	12,224	57,764
Avalon Park	10,500	—	10,500	10,948	21,448
City Vista	—	—	—	—	—

	1,415,823	681,994	2,097,817	1,028,238	3,126,055
Retail:
Woodstock Crossing	—	6,450	6,450	185	6,635
Parkway Town Centre	—	—	—	19,166	19,166
Barclay Crossing	198,123	—	198,123	5,156	203,279
Deltona Landings	—	—	—	3,884	3,884
Kingwood Glen	—	40,977	40,977	8,820	49,797
Parkway Centre	—	25,032	25,032	31,696	56,728
Powder Springs	—	—	—	42,871	42,871
Sweetgrass Corner	—	—	—	1,256	1,256
Salem Cove	—	—	—	4,574	4,574
Independence Square	739,904	—	739,904	7,347	747,251
Royal Lakes Marketplace	—	—	—	8,012	8,012
Summit Point	—	10,883	10,883	—	10,883
Wade Green Village	—	—	—	6,864	6,864
East Gate Shopping Center	—	—	—	2,336	2,336
Fairview Market	—	—	—	2,800	2,800
Fury's Ferry	—	—	—	13,225	13,225

	938,027	83,342	1,021,369	158,192	1,179,561

	$2,353,850	$765,336	$3,119,186	$1,186,430	$4,305,616

For the six-month period ended June 30, 2015, our capital expenditures were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Summit Crossing	$—	$19,792	$19,792	$69,642	$89,434
Trail Creek	—	77,586	77,586	54,300	131,886
Stone Rise	—	16,186	16,186	32,081	48,267
Ashford Park	—	32,545	32,545	75,749	108,294
McNeil Ranch	—	7,093	7,093	28,232	35,325
Lake Cameron	—	36,243	36,243	49,541	85,784
Stoneridge	103,510	1,378	104,888	64,262	169,150
Vineyards	—	—	—	38,525	38,525
Enclave	—	7,697	7,697	45,506	53,203
Sandstone	151,480	552	152,032	65,189	217,221
Cypress	30,675	654	31,329	8,731	40,060
Northpointe	43,959	—	43,959	8,044	52,003
Lakewood Ranch	17,561	—	17,561	—	17,561
Woodstock	—	15,196	15,196	—	15,196
Parkway Town Centre	27,090	—	27,090	—	27,090
Spring Hill Plaza	29,290	3,800	33,090	—	33,090
Salem Cove	29,820	—	29,820	—	29,820
Kingwood Glen	—	7,307	7,307	10,000	17,307

Total	$433,385	$226,029	$659,414	$549,802	$1,209,216

Net cash provided by financing activities was approximately $433.5 million and $213.0 million for the six-month periods ended June 30, 2016 and 2015, respectively. Our receipts of funds from mortgage financing transactions of asset acquisitions were approximately $249.8 million in the six-month period ended June 30, 2016 related to the acquisitions of four multifamily communities, five of seven grocery-anchored shopping centers, and one student housing community during the period, versus approximately $137.7 million from the mortgage financing of the five multifamily communities during the 2015 period. Net proceeds from our Follow-on Offering rose from approximately $108.6 million to $180.4 million in the 2016 period. We collected net proceeds from the exercise of Warrants of approximately $9.4 million during the 2016 period versus $0.8 million for the 2015 period. We also collected net proceeds from our ATM Offering of approximately $5.4 million for the six-month period ended June 30, 2015 and none in the 2016 period.

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

For the six-month period ended June 30, 2016, our aggregate dividends and distributions paid totaled approximately $25.2 million and our cash flows from operating activities of approximately $32.9 million were more than sufficient to fund our cash dividend distributions for the six months ended June 30, 2016. We expect our cash flow from operations for future periods to be sufficient to fund our quarterly Common Stock dividends and distributions to Class A Unitholders, as well as our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

At June 30, 2016, we had 23,692,178 issued and outstanding shares of Common Stock, an additional 30,990 shares of unvested restricted stock, and 886,168 outstanding Class A Units in our Operating Partnership, all of which are entitled to quarterly dividends or distributions, when and if declared by our board of directors. Our second quarter dividend declaration of $0.2025 per share represents a 12.5% increase from the dividend of $0.18 for the second quarter 2015. The annualized rate of growth from our first dividend of $0.125 per share following our initial public offering in April 2011 to the second quarter 2016 was approximately 12.5%.

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash. There can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash and dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Follow-On Offering. At June 30, 2016, we had 683,545 outstanding shares of Series A Preferred Stock, which receive a monthly dividend of $5.00 per share.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of June 30, 2016, we had issued an aggregate of 688,788 Units from both our Primary Series A Offering which expired on December 31, 2013 and our Follow-On Offering. At June 30, 2016, we had 300,620 Units remaining available to be issued from our Follow-on Offering. For the six-month period ended June 30, 2016, 815,520 shares of Common Stock were issued from the exercise of Warrants, which ultimately resulted in cash proceeds to us of approximately $8.4 million.

Aggregate offering expenses, including selling commissions and dealer manager fees, were approximately $79.9 million at June 30, 2016. These expenses will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Offering. We will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority. To clarify the prospectus for our Follow-On Offering, we will not pay selling commissions, but will pay dealer manager fees, in connection with the sale of Units through any participating broker-dealer that agrees to waive any or all of the selling commissions for such sale. The amount of selling commissions not paid will equal the amount of the selling commissions waived by the participating broker-dealer. The net proceeds to us will not be affected by reducing the commissions payable in connection with such sales.

On May 5, 2016, we filed a registration statement on Form S-3 (File No. 333-211178) for an offering up to $300 million of equity or debt securities, or the New Shelf Registration Statement, which was declared effective by the SEC on May 17, 2016. On July 18, 2016, we filed a prospectus to our New Shelf Registration Statement to issue and sell up to $150 million of our Common Stock from time to time in an “at the market” offering, or the New ATM Offering, through Jones Trading Institutional Services LLC, FBR Capital Markets & Co., and Canaccord Genuity Inc., as sales agents. We issued no shares of Common Stock under our New ATM Offering during the three-month period ended June 30, 2016.

On June 9, 2016, we filed a registration statement on Form S-3 (File No. 333-211924) for an offering of up to 2,000,000 Units consisting of 2,000,000 shares of Series A Redeemable Preferred Stock and warrants to purchase 40,000,000 shares of

Common Stock, or the New Follow-On Series A Offering. Except as described in the prospectus, the terms of the New Follow-on Series A Offering are substantially similar to those under the Follow-on Offering.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of June 30, 2016, our outstanding debt (both secured and unsecured) was approximately 53.4% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at June 30, 2016. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of June 30, 2016, we had long term mortgage indebtedness of approximately $957.1 million, all of which was incurred by us in connection with the acquisition or refinancing of our multifamily communities and grocery-anchored shopping centers. In addition, we held loan participation obligations of approximately $14.0 million and a principal amount owed on the 2016 Term Loan of $41.0 million at June 30, 2016.

As of June 30, 2016, we had approximately $5.7 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had outstanding 617,685 Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2016, a total of 69,799 Warrants had been exercised for the purchase of 1,395,980 shares of Common Stock and 1,304 Warrants had expired. A remaining total of 243,132 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 4,862,640 shares of Common Stock. The remainder of the Warrants outstanding at June 30, 2016 become potentially exercisable between July 15, 2016 and June 29, 2017 and have exercise prices that range between $12.29 and $16.88 per share. If all the Warrants outstanding at June 30, 2016 became exercisable and were exercised, gross proceeds to us would be approximately $162.5 million and we would as a result issue an additional 12,353,700 shares of Common Stock.

Contractual Obligations

As of June 30, 2016, our contractual obligations consisted of the mortgage notes secured by our acquired properties. At June 30, 2016, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$176,260,688	$32,827,036	$59,979,237	$40,116,909	$43,337,506
Principal	957,087,043	14,177,188	191,461,555	266,839,987	484,608,313

Total	$1,133,347,731	$47,004,224	$251,440,792	$306,956,896	$527,945,819

In addition to the principal amounts payable in the above chart, we had a principal amount due in less than one year of $28.5 million on our revolving Line of Credit at June 30, 2016, as well as $41.0 million principal amount outstanding on our Term Loans and accrued interest as of June 30, 2016 on these instruments of $48,749. In addition to the amounts in the above table, we had unfunded real estate loan commitment amounts totaling approximately $71.8 million, including unfunded real estate loan participation obligations of approximately $0.6 million at June 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of June 30, 2016, we have six variable rate mortgages, on our Avenues at Creekside, Citi Lakes, Avalon Park and Baldwin Park (Avalon Park and Baldwin Park both have two mortgages) multifamily communities, and one on our our Royal Lakes Marketplace grocery-anchored shopping center, with an aggregate principal amount of approximately $238 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. Our Revolving Line of Credit accrued interest at a spread over LIBOR of 3.25% as of June 30, 2016; this combined rate is uncapped. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at June 30, 2016, would increase by approximately $2.3 million on an annualized basis, or decrease by approximately $1.1 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.47% at June 30, 2016, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2016, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 9, 2016	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: August 9, 2016	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX
Exhibit Number		Description
4.1	(1)	Sixth Amended and Restated Partnership Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto.
10.1	(1)
Sixth Amended and Restated Management Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.3	(2)	Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of June 24, 2016 (TX)
10.4	(2)	Agreement of Sale and Purchase between HR Venture Properties I LLC, HR Parkland LLC and New Market Properties, LLC dated as of June 24, 2016 (FL)
10.5	(2)	Agreement of Sale and Purchase between HR Venture Properties I LLC, HR Thompson Bridge LLC and New Market Properties, LLC dated as of June 24, 2016 (GA)
10.6	(2)	Agreement of Sale and Purchase between HR Heritage Station LLC and New Market Properties, LLC dated as of June 24, 2016 (NC)
10.7	(2)	First Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 8, 2016 (TX)
10.8	(2)	Second Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 11, 2016 (TX)
10.9	(2)	Third Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 12, 2016 (TX)
10.10	(3)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and JonesTrading Institutional Services, LLC
10.11	(3)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and FBR Capital Markets & Co.
10.12	(3)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and Canaccord Genuity Inc.
12.1	*	Statements Re Computations of Ratios

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2016 and December 31, 2015, (ii) consolidated statements of operations for the three months and six months ended June 30, 2016 and 2015, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

	*	Filed herewith
	(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 3, 2016
	(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 15, 2016
	(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2016