Form 10-Q
period 2016-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2016-11-07
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of October 28, 2016 was 24,697,128.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2016	December 31, 2015
Assets

Real estate
Land	$260,222,888	$141,729,264
Building and improvements	1,333,186,314	733,417,442
Tenant improvements	14,132,772	5,781,199
Furniture, fixtures, and equipment	125,292,571	86,092,408
Construction in progress	2,879,528	609,400
Gross real estate	1,735,714,073	967,629,713
Less: accumulated depreciation	(87,020,014)	(48,155,874)
Net real estate	1,648,694,059	919,473,839
Property held for sale (net of accumulated depreciation of $0 and $5,838,792)	—	33,817,081
Real estate loans, net of deferred fee income	195,971,159	180,688,293
Real estate loans to related parties, net	109,436,327	57,313,465
Total real estate and real estate loans, net	1,954,101,545	1,191,292,678

Cash and cash equivalents	10,462,384	2,439,605
Restricted cash	32,948,161	12,539,440
Notes receivable	14,341,875	18,489,247
Note receivable and revolving line of credit due from related party	20,986,537	19,454,486
Accrued interest receivable on real estate loans	17,669,121	14,294,648
Acquired intangible assets, net of amortization of $39,979,097 and $27,032,157	49,825,572	19,381,473
Deferred loan costs for revolving line of credit, net of amortization of $268,801 and $791,002	1,738,508	488,770
Deferred offering costs	3,809,014	5,834,304
Tenant receivables (net of allowance of $466,122 and $434,773) and other assets	17,654,353	11,314,382

Total assets	$2,123,537,070	$1,295,529,033

Liabilities and equity

Liabilities
Mortgage notes payable, principal amount	$1,183,335,433	$668,836,291
Less: deferred loan costs, net of amortization of $4,390,077 and $2,021,696	(19,317,090)	(8,099,517)
Mortgage notes payable, net of unamortized deferred loan costs	1,164,018,343	660,736,774
Mortgage note held for sale	—	28,109,000
Revolving line of credit	82,000,000	34,500,000
Term note payable	11,000,000	—
Less: deferred loan costs, net of amortization	(67,032)	—
Term note payable, net of unamortized deferred loan costs	10,932,968	—
Real estate loan participation obligation	19,638,232	13,544,160
Accounts payable and accrued expenses	25,309,813	12,644,818
Accrued interest payable	3,490,151	1,803,389
Dividends and partnership distributions payable	9,056,611	6,647,507
Acquired below market lease intangibles, net of amortization of $2,933,811 and $1,578,205	19,180,354	9,253,450
Security deposits and other liabilities	5,161,358	2,836,145
Total liabilities	1,338,787,830	770,075,243

Commitments and contingencies (Note 12)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 1,050,000 shares authorized; 809,460 and 486,182 shares issued; 802,032 and 482,964
shares outstanding at September 30, 2016 and December 31, 2015, respectively	8,020	4,830
Common Stock, $0.01 par value per share; 400,066,666 shares authorized; 24,658,034 and
22,761,551 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	246,580	227,616
Additional paid-in capital	802,559,257	536,450,877
Accumulated deficit	(19,384,106)	(13,698,520)
Total stockholders' equity	783,429,751	522,984,803
Non-controlling interest	1,319,489	2,468,987
Total equity	784,749,240	525,453,790

Total liabilities and equity	$2,123,537,070	$1,295,529,033

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$37,319,207	$19,442,628	$96,541,544	$47,304,230
Other property revenues	5,221,887	2,558,185	13,290,330	6,685,752
Interest income on loans and notes receivable	7,194,742	5,909,907	20,984,625	16,367,864
Interest income from related parties	3,801,501	2,044,973	10,310,563	5,031,189
Total revenues	53,537,337	29,955,693	141,127,062	75,389,035

Operating expenses:
Property operating and maintenance	5,504,848	3,097,080	13,883,133	7,722,017
Property salary and benefits reimbursement to related party	2,808,402	1,688,347	7,688,470	4,114,752
Property management fees (including $1,444,518, $751,817,
$3,656,209, and $1,795,435 to related parties)	1,724,411	857,294	4,308,841	2,082,839
Real estate taxes	4,789,085	2,506,885	15,457,134	6,911,034
General and administrative	1,144,256	632,164	3,255,728	1,553,666
Equity compensation to directors, executives and consultants	638,414	593,417	1,867,706	1,761,268
Depreciation and amortization	21,664,363	10,536,486	54,981,064	26,409,763
Acquisition and pursuit costs (including $89,631, $63,486, $141,548
and $148,127 to related party)	1,036,171	1,783,708	6,179,442	2,876,642
Acquisition fees to related parties	321,366	1,541,250	706,422	3,400,021
Asset management fees to related party	3,759,084	1,908,742	9,484,161	4,830,588
Insurance, professional fees and other expenses	1,338,343	1,062,687	4,216,838	2,412,441
Total operating expenses	44,728,743	26,208,060	122,028,939	64,075,031

Contingent asset management and general and administrative expense fees	(736,960)	(373,360)	(1,458,245)	(1,528,479)

Net operating expenses	43,991,783	25,834,700	120,570,694	62,546,552

Operating income	9,545,554	4,120,993	20,556,368	12,842,483
Interest expense	12,234,174	5,818,760	30,688,505	14,884,343

Net loss before gain on sale of real estate	(2,688,620)	(1,697,767)	(10,132,137)	(2,041,860)
Gain on sale of real estate, net of disposition expenses	—	—	4,271,506	—
Net loss	(2,688,620)	(1,697,767)	(5,860,631)	(2,041,860)

Consolidated net loss attributable to non-controlling interests	86,484	15,289	175,045	20,712

Net loss attributable to the Company	(2,602,136)	(1,682,478)	(5,685,586)	(2,021,148)

Dividends declared to Series A preferred stockholders	(11,015,706)	(5,114,126)	(28,341,723)	(12,377,580)
Earnings attributable to unvested restricted stock	(6,159)	(4,068)	(12,434)	(16,355)

Net loss attributable to common stockholders	$(13,624,001)	$(6,800,672)	$(34,039,743)	$(14,415,083)

Net loss per share of Common Stock available to
common stockholders, basic and diluted	$(0.56)	$(0.31)	$(1.45)	$(0.65)

Dividends per share declared on Common Stock	$0.2025	$0.18	$0.5975	$0.535

Weighted average number of shares of Common Stock outstanding,
basic and diluted	24,340,791	22,292,217	23,552,951	22,109,036

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the nine months ended September 30, 2016 and 2015
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock		Additional Paid in Capital		Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2015	$1,928	$214,039		$300,576,349		$(11,297,852)	$289,494,464	$2,087,410	$291,581,874
Issuance of Units	1,936	—		193,447,355		—	193,449,291	—	193,449,291
Redemptions of Series A Preferred Stock	(23)	599		(1,505,907)		—	(1,505,331)	—	(1,505,331)
Issuance of Common Stock	—	5,479		5,487,829		—	5,493,308	—	5,493,308
Exercises of warrants	—	1,307		1,241,956		—	1,243,263	—	1,243,263
Syndication and offering costs	—	—		(22,027,008)		—	(22,027,008)	—	(22,027,008)
Equity compensation to executives and directors	—	40		282,532		—	282,572	—	282,572
Vesting of restricted stock	—	468		(468)		—	—	—	—
Conversion of Class A Units to Common Stock	—	1,080		717,583		—	718,663	(718,663)	—
Current period amortization of Class B Units	—	—		—		—	—	1,478,696	1,478,696
Net loss	—	—		—		(2,021,148)	(2,021,148)	(20,712)	(2,041,860)
Reallocation adjustment to non-controlling interests	—	—		508,937		—	508,937	(508,937)	—
Distributions to non-controlling interests	—	—		—		—	—	(149,307)	(149,307)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—		(12,377,579)		—	(12,377,579)	—	(12,377,579)
Dividends to common stockholders ($0.535 per share)	—	—		(11,881,325)		—	(11,881,325)	—	(11,881,325)
Balance at September 30, 2015	$3,841	$223,012		$454,470,254		$(13,319,000)	$441,378,107	$2,168,487	$443,546,594

Balance at January 1, 2016	$4,830	$227,616		$536,450,877		$(13,698,520)	$522,984,803	$2,468,987	$525,453,790
Issuance of Units	3,233	—		322,937,157		—	322,940,390	—	322,940,390
Redemptions of Series A Preferred Stock	(43)	588		(3,020,673)		—	(3,020,128)	—	(3,020,128)
Issuance of Common Stock	—	1,973	—	2,858,311	—	—	2,860,284	—	2,860,284
Exercises of warrants	—	15,163		16,181,146		—	16,196,309	—	16,196,309
Syndication and offering costs	—	—		(38,220,013)		—	(38,220,013)	—	(38,220,013)
Equity compensation to executives, directors and consultants	—	56		352,472		—	352,528	—	352,528
Vesting of restricted stock	—	228		(228)		—	—	—	—
Conversion of Class A Units to Common Stock	—	956		647,642		—	648,598	(648,598)	—
Current period amortization of Class B Units	—	—		—		—	—	1,542,182	1,542,182
Net loss	—	—		—		(5,685,586)	(5,685,586)	(175,045)	(5,860,631)
Class A Units issued for property acquisition	—	—		—		—	—	5,072,659	5,072,659
Minority interest in joint venture	—	—		—		—	—	450,000	450,000
Reallocation adjustment to non-controlling interests	—	—		6,914,403		—	6,914,403	(6,914,403)	—
Distributions to non-controlling interests	—	—		—		—	—	(476,293)	(476,293)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—		(28,341,723)		—	(28,341,723)	—	(28,341,723)
Dividends to common stockholders ($0.5975 per share)	—	—		(14,200,114)		—	(14,200,114)	—	(14,200,114)
Balance at September 30, 2016	$8,020	$246,580		$802,559,257		$(19,384,106)	$783,429,751	$1,319,489	$784,749,240

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net loss	$(5,860,631)	$(2,041,860)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	39,387,351	19,052,639
Amortization expense	15,593,713	7,357,124
Amortization of above and below market leases	(1,118,329)	(566,260)
Deferred fee income amortization	(725,913)	(580,996)
Deferred loan cost amortization	2,431,809	1,069,961
(Increase) in accrued interest income on real estate loans	(3,374,473)	(3,188,828)
Equity compensation to executives, directors and consultants	1,867,706	1,761,268
Gain on sale of real estate	(4,271,506)	—
Other	56,582	(14,807)
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(1,230,183)	(539,565)
Increase in accounts payable and accrued expenses	8,843,052	5,069,158
Increase in accrued interest payable	1,740,420	427,750
Increase in prepaid rents	235,035	237,613
Increase in security deposits and other liabilities	282,738	144,931
Net cash provided by operating activities	53,857,371	28,188,128

Investing activities:
Investments in real estate loans	(123,427,150)	(83,800,145)
Repayments of real estate loans	36,672,482	18,772,024
Notes receivable issued	(8,730,166)	(5,805,972)
Notes receivable repaid	12,895,101	9,897,319
Note receivable issued to and draws on line of credit by related party	(25,821,121)	(12,869,093)
Repayments of line of credit by related party	23,791,676	8,514,582
Acquisition fees received on real estate loans	2,695,961	2,126,913
Acquisition fees paid on real estate loans	(1,374,828)	(1,063,456)
Acquisition fees paid to real estate loan participants	—	(24,665)
Acquisition of properties	(740,597,973)	(311,936,810)
Disposition of properties	10,606,386	—
Additions to real estate assets - improvements	(7,613,065)	(3,007,537)
Proceeds from sale of fixed assets	10,000	—
Payment of deposits for property acquisitions	(3,128,370)	(1,519,269)
Decrease in restricted cash	(9,070,073)	(4,998,076)
Net cash used in investing activities	(833,091,140)	(385,714,185)

Financing activities:
Proceeds from mortgage notes payable	479,494,000	204,555,500
Payments for mortgage notes payable	(7,748,011)	(2,553,190)
Payments for deposits and other mortgage loan costs	(15,400,974)	(3,240,080)
Proceeds from real estate loan participants	5,575,484	4,134,882
Proceeds from lines of credit	357,136,020	165,900,000
Payments on lines of credit	(309,636,020)	(161,700,000)
Proceeds from Term Loan	46,000,000	32,000,000
Repayment of the Term Loan	(35,000,000)	(32,000,000)
Proceeds from sales of Units, net of offering costs and redemptions	287,830,612	173,466,135
Proceeds from sales of Common Stock	2,810,156	5,381,848
Proceeds from exercises of warrants	19,831,294	1,236,437
Common Stock dividends paid	(13,523,075)	(11,560,512)
Series A Preferred Stock dividends paid	(26,735,870)	(11,453,618)
Distributions to non-controlling interests	(350,079)	(124,905)
Payments for deferred offering costs	(3,476,989)	(1,582,886)
Contribution from non-controlling interests	450,000	—
Net cash provided by financing activities	787,256,548	362,459,611

Net increase in cash and cash equivalents	8,022,779	4,933,554
Cash and cash equivalents, beginning of period	2,439,605	3,113,270
Cash and cash equivalents, end of period	$10,462,384	$8,046,824

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

	Nine months ended September 30,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$26,569,933	$13,386,632

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$1,125,774	$641,627
Writeoff of fully depreciated or amortized assets and liabilities	$149,288	$290,009
Writeoff of fully amortized deferred loan costs	$826,359	$—
Dividends payable - Common Stock	$4,992,038	$4,018,249
Dividends payable - Series A Preferred Stock	$3,885,123	$1,824,395
Partnership distributions payable to non-controlling interests	$179,449	$49,781
Accrued and payable deferred offering costs	$690,643	$665,756
Reclass of offering costs from deferred asset to equity	$6,080,235	$2,584,073
Bridge loans converted to mezzanine loans	$—	$29,158,371
Fair value of OP Units issued for property	$5,072,659	$—
Mezzanine loan balance applied to purchase of property	$12,500,000	$10,000,000
Fair value issuances of equity compensation	$3,152,312	$2,309,569
Offering cost reimbursement to related party	$482,871	$670,579
Assumed mortgage debt	$43,103,275	$41,625,000

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2016

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

As of September 30, 2016, the Company had 24,658,034 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 96.5% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 886,168 at September 30, 2016 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Company's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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
September 30, 2016

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

The fair values of in-place leases for retail shopping centers and office buildings represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is estimated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized to expense over the remaining term of the respective leases. The fair values of above-market and below-market in-place leases for retail shopping centers and office buildings are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market leases and in place leases are included in the acquired intangible assets line of the consolidated balance sheets. Both above-market and below-market lease values are amortized as adjustments to rental revenue over the remaining term of the respective leases for office buildings. The amortization period for retail shopping center leases is the remaining lease term plus any below market probable renewal options.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

Loan Coordination Fees

Amendment Number One to the Fifth Amended and Restated Management Agreement, which was effective January 1, 2016, replaced the acquisition fees which were paid to the Manager upon the closing of the acquisition of a property with loan coordination fees, which are intended to reimburse the Manager for costs incurred related to negotiating and securing mortgage debt financing on acquired properties. Acquisition fees were recognized in full at the date of acquisition. In accordance with guidance provided by ASC 310-20-25, the portion of loan coordination fees to secure financing are recognized over the term of the associated loan using the effective interest method in cases where mortgage financing is obtained at the closing date of the property acquisition. The remaining portion of loan coordination fees are accounted for as acquisition costs and are expensed as incurred. If no debt financing is utilized in conjunction with a property acquisition, the loan coordination fee is recognized in full at the date of property acquisition in the acquisition fees to related parties line in the Consolidated Statements of Operations. If debt financing is obtained subsequent to the acquisition, any incremental deferred loan coordination fee earned is recognized over the term of the associated loan using the effective interest method.

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

Non-controlling interests

As of each reporting date, the outstanding Class A Units in the Operating Partnership and the proportionate amount of amortized but unvested Class B Units in the Operating Partnership are apportioned a pro-rata amount of the Company's equity attributable to Common Stockholders and Unitholders according to the period-end percentage of Class A Units to shares of Common Stock issued and outstanding. This equity allocation is adjusted for periodic consolidated net income/loss attributable to non-controlling interests and periodic amortization of unvested Class B Unit awards.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 ("ASU 2014-15"), Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance establishes a requirement that management evaluate the entity's ability to continue as a going concern and requires certain disclosures should substantial doubt exist about the entity's future viability. ASU 2014-15 is effective on January 1, 2017 and the Company expects to adopt the new guidance on that date. The Company does not expected the adoption of ASU 2014-15 to materially impact its consolidated financial statements.

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
September 30, 2016

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

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Liabilities. The new standard's applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted for the applicable provision. The Company does not expect the adoption of ASU 2016-01 to materially impact the Company’s consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), Statement of Cash Flows—(Topic 326): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies or establishes guidance for the presentation of various cash transactions on the statement of cash flows. The portion of the guidance applicable to the Company's business activities include the requirement that cash payments for debt prepayment or debt extinguishment costs be presented as cash out flows for financing activities. The standard is effective for the Company on January 1, 2018. The Company does not expect the adoption of ASU 2016-15 to materially impact the Company’s consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

3. Real Estate Assets
The Company's real estate assets consisted of:

	As of:
	9/30/2016	12/31/2015
Multifamily communities (1)	25	19
Multifamily units	8,268	6,136
Retail shopping centers	30	14
Approximate square feet of retail gross leasable area (2)	2,913,000	1,279,000
Class A office building	1	—

(1) The acquired second phase of the Summit Crossing community is managed in combination with the initial phase of this community and the two are therefore considered a single property, as are the three assets that comprise the Lenox Portfolio. Includes one student housing community as of September 30, 2016.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

The Company acquired the following multifamily communities during the nine months ended September 30, 2016 and 2015:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

1/5/2016	Baldwin Park	Orlando, Florida	$110.8	528
1/15/2016	Crosstown Walk	Tampa, Florida	$45.8	342
2/1/2016	Overton Rise	Atlanta, Georgia	$61.1	294
5/31/2016	Avalon Park	Orlando, Florida	$92.5	487
6/1/2016	North by Northwest (2)	Tallahassee, Florida	$46.1	219
7/1/2016	City Vista	Pittsburgh, Pennsylvania	(3)	272
8/24/2016	Sorrel	Jacksonville, Florida	$48.1	290

				2,432

2/13/2015	Avenues at Cypress	Houston, Texas	(4)	240
2/13/2015	Avenues at Northpointe	Houston, Texas	(4)	280
5/21/2015	Venue at Lakewood Ranch	Sarasota, Florida	$47.4	237
6/24/2015	Aster at Lely	Naples, Florida	$52.5	308
6/30/2015	CityPark View	Charlotte, North Carolina	$32.7	284
7/31/2015	Avenues at Creekside	San Antonio, Texas	$56.2	395
9/3/2015	Citi Lakes	Orlando, Florida	$63.4	346

				2,090

(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, and other miscellaneous assets and assumed liabilities.
(2) A 679-bed student housing community located adjacent to the campus of Florida State University in Tallahassee, Florida.
(3) The Company converted $12,500,000 of its City Vista real estate loan into an approximate 96% ownership interest in a joint venture which owns the underlying property.
(4) Avenues at Cypress and Avenues at Northpointe are referred to collectively as the Houston Portfolio, which was acquired for approximately $76.0 million.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

	2016
	North by Northwest	Avalon Park	Overton Rise	Baldwin Park
Land	$8,281,054	$7,410,048	$8,511,370	$17,402,882
Buildings and improvements	34,355,922	80,558,636	44,710,034	87,105,757
Furniture, fixtures and equipment	2,623,916	1,790,256	6,286,105	3,358,589
Lease intangibles	799,109	2,741,060	1,611,314	2,882,772
Prepaids & other assets	79,626	99,297	73,754	229,972
Escrows	1,026,419	3,477,157	354,640	2,555,753
Accrued taxes	(321,437)	(394,731)	(66,422)	(17,421)
Security deposits, prepaid rents, and other liabilities	(159,462)	(207,623)	(90,213)	(226,160)

Net assets acquired	$46,685,147	$95,474,100	$61,390,582	$113,292,144

Cash paid	$12,831,872	$30,474,100	$20,090,582	$35,492,144
Mortgage debt	33,853,275	65,000,000	41,300,000	77,800,000

Total consideration	$46,685,147	$95,474,100	$61,390,582	$113,292,144

Three months ended September 30, 2016:
Revenue	$1,480,000	$2,059,000	$1,328,000	$2,288,000
Net loss	$(601,000)	$(1,094,000)	$(593,000)	$(1,442,000)

Nine months ended September 30, 2016:
Revenue	$1,950,000	$2,723,000	$3,631,000	$7,044,000
Net loss	$(608,000)	$(1,750,000)	$(1,425,000)	$(4,180,000)

Cumulative acquisition costs incurred by the Company	$402,000	$1,314,000	$116,000	$1,847,000
Remaining amortization period of intangible
assets and liabilities (months)	3	8	2	0

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

	2016
	Crosstown Walk	City Vista	Sorrel
Land	$5,178,375	$4,081,683	$4,412,164
Buildings and improvements	33,605,831	36,084,007	35,512,257
Furniture, fixtures and equipment	5,726,583	5,402,228	6,705,040
Lease intangibles	1,323,511	2,100,866	1,495,539
Prepaids & other assets	125,706	167,797	—
Escrows	291,868	599,983	623,791
Accrued taxes	(25,983)	(245,326)	(437,510)
Security deposits, prepaid rents, and other liabilities	(53,861)	(141,238)	(68,828)

Net assets acquired	$46,172,030	$48,050,000	$48,242,453

Cash paid	$13,632,030	—	$14,642,453
Real estate loan settled	—	12,500,000	—
Joint venture partner	—	(450,000)	—
Mortgage debt	32,540,000	36,000,000	33,600,000

Total consideration	$46,172,030	$48,050,000	$48,242,453

Three months ended September 30, 2016:
Revenue	$1,286,000	$1,202,000	$478,000
Net loss	$(461,000)	$(692,000)	$(294,000)

Nine months ended September 30, 2016:
Revenue	$3,625,000	$1,202,000	$478,000
Net loss	$(1,429,000)	$(692,000)	$(294,000)

Cumulative acquisition costs incurred by the Company	$320,000	$18,000	$529,000
Remaining amortization period of intangible
assets and liabilities (months)	1	7	11

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

	2015
	CityPark View	Aster at Lely	Venue at Lakewood Ranch	Houston Portfolio	Avenues at Creekside	Citi Lakes
Land	$3,558,793	$7,675,409	$3,791,050	$7,162,226	$5,983,724	$5,558,033
Buildings and improvements	23,797,764	37,661,901	37,574,391	54,217,075	42,050,104	49,416,492
Furniture, fixtures and equipment	4,562,148	6,132,384	5,375,690	13,078,872	6,939,014	7,411,367
Lease intangibles	737,790	1,030,306	669,369	1,571,827	1,227,158	964,108
Prepaids & other assets	99,124	106,717	80,201	150,326	89,582	40,032
Escrows	211,428	—	401,294	362,332	1,058,468	280,863
Accrued taxes	(105,756)	(23,413)	(216,252)	(212,601)	(440,660)	(187,792)
Security deposits, prepaid rents, and other liabilities	(40,152)	(64,689)	(35,157)	(99,181)	(218,438)	(80,629)

Net assets acquired	$32,821,139	$52,518,615	$47,640,586	$76,230,876	$56,688,952	$63,402,474

Cash paid	$721,139	$18,518,615	$16,830,586	$25,452,876	$15,063,952	$18,952,474
Real estate loan settled	10,000,000	—	—	—	—	—
Mortgage debt	22,100,000	34,000,000	30,810,000	50,778,000	41,625,000	44,450,000

Total consideration	$32,821,139	$52,518,615	$47,640,586	$76,230,876	$56,688,952	$63,402,474

Three months ended September 30, 2016:
Revenue	$971,000	$1,311,000	$1,170,000	$2,185,000	$1,435,000	$1,398,000
Net income (loss)	$58,000	$(1,000)	$123,000	$(246,000)	$137,000	$(143,000)

Nine months ended September 30, 2016:
Revenue	$2,797,000	$3,954,000	$3,499,000	$6,526,000	$4,223,000	$4,126,000
Net income (loss)	$61,000	$(74,000)	$27,000	$(864,000)	$(157,000)	$(1,213,000)

Cumulative acquisition costs incurred by
the Company	$276,000	$438,000	$889,000	$1,142,000	$852,000	$1,620,000
Remaining amortization period of intangible
assets and liabilities (months)	0	0	0	0	0	0

The Company acquired the following grocery-anchored shopping centers during the nine months ended September 30, 2016:

Acquisition date	Property	Location	Approximate purchase price (millions) (2)	Gross leasable area (square feet)
2/29/2016	Wade Green Village (1)	Atlanta, Georgia	$11.0	74,978
4/29/2016	Anderson Central	Greenville-Anderson, South Carolina MSA	(3)	223,211
4/29/2016	East Gate Shopping Center	Augusta, Georgia MSA	(3)	75,716
4/29/2016	Fairview Market	Greenville, South Carolina	(3)	53,888
4/29/2016	Fury's Ferry	Augusta, Georgia	(3)	70,458
4/29/2016	Rosewood Shopping Center	Columbia, South Carolina	(3)	36,887
4/29/2016	Southgate Village	Birmingham, Alabama	(3)	75,092
5/16/2016	The Market at Victory Village	Nashville, Tennessee	$15.6	71,300
7/15/2016	Lakeland Plaza	Atlanta, Georgia	$45.3	301,711
8/8/2016	Thompson Bridge Commons	Atlanta, Georgia	(4)	92,587
8/8/2016	Cherokee Plaza	Atlanta, Georgia	(4)	102,864
8/8/2016	Sandy Plains Exchange	Atlanta, Georgia	(4)	72,784
8/8/2016	Shoppes of Parkland	Miami, Florida	(4)	145,720
8/8/2016	University Palms	Orlando, Florida	(4)	99,172
8/8/2016	Heritage Station	Raleigh, North Carolina	(4)	72,946
8/8/2016	Oak Park Village	San Antonio, Texas	(4)	64,287

				1,633,601

(1) See Note 7 - Related Party Transactions.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

(2) Purchase price shown is exclusive of acquired escrows, security deposits, prepaids, and other miscellaneous assets and assumed liabilities.
(3) The six grocery-anchored shopping centers are referred to collectively as the Southeastern Six Portfolio, which was acquired for approximately $68.7 million.
(4) The seven grocery-anchored shopping centers are referred to collectively as the Sunbelt Seven Portfolio, which was acquired for approximately $158.0 million.

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

	Market at Victory Village		Southeastern Six Portfolio	Wade Green Village		Lakeland Plaza	Sunbelt 7 Portfolio
Land	$2,271,224		$14,081,647	$1,840,284		$7,079,408	$36,198,658
Buildings and improvements	11,872,222		48,598,731	8,159,147		32,258,335	109,504,038
Tenant improvements	402,973		993,530	251,250		828,966	2,143,404
In-place leases	847,939		4,906,398	841,785		2,947,175	11,005,662
Above-market leases	100,216		86,234	107,074		1,349,624	458,353
Leasing costs	253,640		992,143	167,541		1,287,825	4,116,560
Below-market leases	(198,214)		(1,069,877)	—		(797,729)	(7,617,485)
Other assets	157,775		600,069	10,525		—	3,409,838
Other liabilities	(179,546)		(437,008)	(59,264)		(180,331)	(1,196,579)

Net assets acquired	$15,528,229		$68,751,867	$11,318,342		$44,773,273	$158,022,449

Cash paid	$6,278,229		$43,751,867	$6,245,683	(1)	$14,773,273	$60,368,449
Class A OP Units granted	—		—	5,072,659	(2)	—	—
Mortgage debt	9,250,000	(3)	25,000,000	—	(4)	30,000,000	97,654,000

Total consideration	$15,528,229		$68,751,867	$11,318,342		$44,773,273	$158,022,449

Three months ended September 30, 2016:
Revenue	$331,000		$1,569,000	$297,000		$728,000	$1,787,000
Net loss	$(38,000)		$(105,000)	$(103,000)		$(134,000)	$(164,000)

Nine months ended September 30, 2016:
Revenue	$491,000		$2,660,000	$634,000		$728,000	$1,787,000
Net loss	$(56,000)		$(334,000)	$(255,000)		$(134,000)	$(164,000)

Cumulative acquisition costs incurred by the Company	$112,000		$639,000	$295,000		$200,000	$614,000
Remaining amortization period of intangible
assets and liabilities (years)	8.0		4.3	2.5		7.5	9.2

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
September 30, 2016

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

	Independence Square		Royal Lakes Marketplace
Land	$4,114,574		$4,874,078
Buildings and improvements	13,123,553		9,921,403
Tenant improvements	566,857		517,191
In-place leases	1,567,944		957,093
Above-market leases	35,127		198,238
Leasing costs	392,451		365,629
Below-market leases	(1,775,506)		(315,837)
Other assets	—		88,553
Security deposits, prepaid rents, and other liabilities	(226,599)		(145,581)

Net assets acquired	$17,798,401		$16,460,767

Cash paid	$17,798,401		$6,660,767
Mortgage debt	—	(1)	9,800,000

Total consideration	$17,798,401		$16,460,767

(1) On August 27, 2015, the Company entered into a mortgage note secured by the Independence Square property in the principal amount of $12,617,500.

	Independence Square	Royal Lakes Marketplace
Three months ended September 30, 2016:
Revenue	$535,000	$341,000
Net loss	$(68,000)	$(5,000)

Nine months ended September 30, 2016:
Revenue	$1,580,000	$1,016,000
Net loss	$(256,000)	$(61,000)

Cumulative acquisition costs incurred by the Company	$573,000	$245,000
Remaining amortization period of intangible
assets and liabilities (years)	6.3	9.9

On August 29, 2016, the Company acquired a nine-story, class A office building in Birmingham Alabama. The Company allocated the purchase price to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but are preliminary and are subject to refinement for a period of up to one year from the closing date of the transaction.

Brookwood Office
Land	$1,744,828
Buildings and improvements	39,099,395
Tenant improvements	3,561,805
In-place leases	3,728,049
Above-market leases	146,941
Leasing costs	2,402,958
Below-market leases	(1,737,158)
Other assets	1,466,906
Other liabilities	(580,668)

Net assets acquired	$49,833,056

Cash paid	$17,433,056
Mortgage debt	32,400,000

Total consideration	$49,833,056

Three months ended September 30, 2016:
Revenue	$513,000
Net income	$74,000

Nine months ended September 30, 2016:
Revenue	$513,000
Net income	$74,000

Cumulative acquisition costs incurred by the Company	$377,000
Remaining amortization period of intangible
assets and liabilities (years)	11.9

The Company recognizes depreciation and amortization expense over the estimated useful life of its tangible and intangible assets. The Company's consolidated amortization and depreciation expense consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Depreciation:
Buildings and improvements	$9,637,960	$4,545,441	$24,251,696	$11,356,809
Furniture, fixtures, and equipment	5,775,856	2,999,399	15,135,655	7,695,830
	15,413,816	7,544,840	39,387,351	19,052,639
Amortization:
Acquired intangible assets	6,205,194	2,982,982	15,523,359	7,343,400
Deferred leasing costs	38,621	7,207	53,510	7,207
Website development costs	6,732	1,457	16,844	6,517
Total depreciation and amortization	$21,664,363	$10,536,486	$54,981,064	$26,409,763

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

4. Acquired Intangible Assets and Liabilities

The Company recorded the following acquired lease intangible assets and liabilities and related accumulated amortization, as of
September 30, 2016 and December 31, 2015:

	September 30, 2016
	Multifamily	Retail	Office building	Total
In-place leases	$35,125,997	$34,862,165	$3,728,048	$73,716,210
Above-market leases	—	3,474,370	146,941	3,621,311
Customer relationships	1,335,417	—	—	1,335,417
Lease origination costs	78,786	11,015,892	37,053	11,131,731
Acquired intangible assets	$36,540,200	$49,352,427	$3,912,042	$89,804,669

Less accumulated amortization of:
In-place leases	$(29,493,437)	$(6,976,555)	$(44,016)	$(36,514,008)
Above market leases	—	(580,489)	(8,415)	(588,904)
Customer relationships	(1,335,417)	—	—	(1,335,417)
Lease origination costs	(31,330)	(1,509,438)	—	(1,540,768)
Accumulated amortization	(30,860,184)	(9,066,482)	(52,431)	(39,979,097)

Acquired intangible assets, net	$5,680,016	$40,285,945	$3,859,611	$49,825,572

Below market lease liability	$277,195	$20,099,812	$1,737,158	$22,114,165
Less: accumulated amortization	(277,195)	(2,641,572)	(15,044)	(2,933,811)
Below market lease liability, net	$—	$17,458,240	$1,722,114	$19,180,354

	December 31, 2015
	Multifamily	Retail	Total
In-place leases	$24,704,733	$14,439,414	$39,144,147
Above-market leases	—	1,386,254	1,386,254
Customer relationships	1,588,277	—	1,588,277
Lease origination costs	78,786	4,216,166	4,294,952
Acquired intangible assets	$26,371,796	$20,041,834	$46,413,630

Less accumulated amortization of:
In-place leases	$(21,608,833)	$(2,965,096)	$(24,573,929)
Above market leases	—	(233,833)	(233,833)
Customer relationships	(1,588,277)	—	(1,588,277)
Lease origination costs	(1,466)	(634,652)	(636,118)
Accumulated amortization	(23,198,576)	(3,833,581)	(27,032,157)

Acquired intangible assets, net	$3,173,220	$16,208,253	$19,381,473

Below market lease liability	$383,593	$10,448,062	$10,831,655
Less: accumulated amortization	(383,593)	(1,194,612)	(1,578,205)
Below market lease liability, net	$—	$9,253,450	$9,253,450

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

The Company recognized amortization of acquired intangible assets and liabilities as follows:

	Three months ended September 30, 2016
Amortization expense	Multifamily	Retail	Office building	Total
Intangible assets:
Leases in place	$3,859,901	$1,877,026	$44,016	$5,780,943
Above-market leases (1)	—	173,347	8,416	181,763
Lease origination costs	11,131	413,120	—	424,251
	$3,871,032	$2,463,493	$52,432	$6,386,957
Intangible liabilities:
Below-market leases (1)	$—	$691,593	$15,044	$706,637

	Three months ended September 30, 2015
Amortization expense	Multifamily	Retail	Total
Intangible assets:
Leases in place	$2,183,437	$668,053	$2,851,490
Above-market leases (1)	—	45,585	45,585
Lease origination costs	—	131,492	131,492
	$2,183,437	$845,130	$3,028,567
Intangible liabilities:
Below-market leases (1)	$—	$270,517	$270,517

	Nine months ended September 30, 2016
Amortization expense	Multifamily	Retail	Office building	Total
Intangible assets:
Leases in place	$10,417,678	$4,137,666	$44,016	$14,599,360
Above-market leases (1)	—	366,816	8,416	375,232
Lease origination costs	31,229	892,769	—	923,998
	$10,448,907	$5,397,251	$52,432	$15,898,590
Intangible liabilities:
Below-market leases (1)	$—	$1,478,517	$15,044	$1,493,561

	Nine months ended September 30, 2015
Amortization expense	Multifamily	Retail	Total
Intangible assets:
Leases in place	$5,162,093	$1,816,193	$6,978,286
Above-market leases (1)	—	128,688	128,688
Lease origination costs	—	365,114	365,114
	$5,162,093	$2,309,995	$7,472,088
Intangible liabilities:
Below-market leases (1)	$—	$694,948	$694,948

(1) Amortization of above and below market lease intangibles is recorded as a decrease and an increase to rental revenue, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

5.     Real Estate Loans, Notes Receivable, and Line of Credit

At September 30, 2016, our portfolio of real estate loans, including maximum potential loan amounts, consisted of:

	Project/Property		Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Senior loans held by unrelated third parties	Current / deferred interest % per annum
		(1)

	Haven West	(2)	Atlanta, GA	7/15/2013	12/15/2016	6/2/2018	6,940,795	$16,195,189	8 / 6
	Haven 12	(3)	Starkville, MS	6/16/2014	6/16/2017	11/30/2020	6,116,384	$18,615,081	8.5 / 6.5	(4)
	Founders' Village		Williamsburg, VA	8/29/2013	8/29/2018	N/A	10,346,000	$26,936,000	8 / 7.5
	Encore		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	10,958,200	$46,892,800	8.5 / 5	(4)
	Encore Capital		Atlanta, GA	10/9/2015	4/8/2019	10/8/2020	9,758,200	—	8.5 / 5
	Palisades		Northern VA	8/18/2014	2/18/2018	8/18/2019	17,270,000	$38,000,000	8 / 5	(4)
	Fusion		Irvine, CA	7/1/2015	5/31/2018	5/31/2020	59,052,583	$43,747,287	8.5 / 7.5	(4)
	Green Park		Atlanta, GA	12/1/2014	12/1/2017	12/1/2019	13,464,372	$27,775,000	8.5 / 5.83	(4)
	Stadium Village	(5)	Atlanta, GA	6/27/2014	6/27/2017	N/A	13,424,995	$34,825,000	8.5 / 5.83	(4)
	Summit Crossing III		Atlanta, GA	2/27/2015	2/26/2018	2/26/2020	7,246,400	$16,822,000	8.5 / 7.5	(4)
	Overture		Tampa, FL	7/21/2015	7/21/2018	7/21/2020	6,920,000	$17,080,000	8.5 / 7.5	(4)
	Aldridge at Town Village		Atlanta, GA	1/27/2015	12/27/2017	12/27/2019	10,975,000	$28,338,937	8.5 / 6	(4)
	18 Nineteen	(6)	Lubbock, TX	4/9/2015	4/9/2018	4/9/2020	15,598,352	$34,871,251	8.5 / 6	(4)
	Haven South	(7)	Waco, TX	5/1/2015	5/1/2018	5/1/2019	15,455,668	$41,827,034	8.5 / 6	(4)
	Haven46	(8)	Tampa, FL	3/29/2016	3/29/2019	9/29/2020	9,819,662	$29,885,928	8.5 / 5	(4)
	Bishop Street	(9)	Atlanta, GA	2/18/2016	2/18/2020	N/A	12,693,457	$29,700,000	8.5 / 6.5	(4)
	Dawson Marketplace	(10)	Atlanta, GA	12/16/2015	11/15/2018	11/15/2020	12,857,005	$36,740,430	8.5 / 5	(4)
	Hidden River		Tampa, FL	12/4/2015	12/3/2018	12/3/2020	4,734,960	$27,620,600	8.5 / 6.5	(4)
	Hidden River Capital		Tampa, FL	12/4/2015	12/4/2018	12/4/2020	5,380,000	$—	8.5 / 6.5
	CityPark II		Charlotte, NC	1/8/2016	1/7/2019	1/7/2021	3,364,800	$19,628,000	8.5 / 6.5	(4)
	CityPark II Capital		Charlotte, NC	1/8/2016	1/8/2019	1/31/2021	3,916,000	$—	8.5 / 6.5
	Crescent Avenue	(11)	Atlanta, GA	1/13/2016	7/13/2017	N/A	6,000,000	$—	9 / 3
	Haven Northgate	(12)	College Station, TX	6/21/2016	6/20/2019	6/20/2020	64,678,549	$—	6.6 / 1.5 (14)
	Lubbock II	(13)	Lubbock, TX	4/19/2016	4/20/2019	N/A	9,357,171	$28,478,346	8.5 / 5	(4)
	Park 35 on Clairmont		Birmingham, AL	8/24/2016	6/26/2018	6/26/2020	21,000,000	$35,000,000	8.5 / 2	(4)
	Fort Myers		Fort Myers, FL	9/26/2016	9/25/2017	N/A	4,000,000	$—	12 / 0

							$361,328,553

(1)	All loans pertain to developments of multifamily communities, except as otherwise indicated.
(2)
Real estate loan in support of a completed 160-unit, 568-bed student housing community adjacent to the campus of the University of West Georgia. On August 1, 2016, we terminated the purchase option on the community.

(3)	Real estate loan in support of a completed 152-unit, 536-bed student housing community adjacent to the campus of Mississippi State University.
(4)
The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 20 and 60 basis points, depending on the loan, plus adjustments, if any.

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
September 30, 2016

(Table continued from previous page)

(11)	Bridge loan in support of a proposed multi-use property in Atlanta, Georgia.
(12)
Senior loan in support of a planned 427-unit, 808-bed student housing community adjacent to the campus of Texas A&M University, which accrues interest at 1 month LIBOR plus 600 basis points. See note 7 for related party disclosure.

(13)	Real estate loan of up to approximately $9.4 million in support of a planned 140-unit, 556-bed second phase student housing community adjacent to the campus of Texas Tech University.
(14)	Current interest is calculated as the sum of 6.0% plus 1 month LIBOR.

The Palisades, Green Park, Stadium Village, and Founders' Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund 25% of the loan commitment amount and collectively receive 25% of interest payments and returns of principal. The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's liability under the loan participation agreements at September 30, 2016 was $19,638,232.

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrowers. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Crescent Avenue, Haven Northgate, and Fort Myers loans are also collateralized by the acquired land. The Haven West loan is additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the real estate loans are permitted in whole, but not in part, without the Company's consent.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

At September 30, 2016, the carrying values of our portfolio of real estate loans were:

	As of 9/30/2016				Carrying amount as of
	Amount drawn	Loan fee received from borrower - 2% (1)	Acquisition fee paid to Manager - 1% (1)	Unamortized deferred loan fee revenue	September 30, 2016	December 31, 2015
Project/Property

Crosstown Walk	$—	$—	$—	$—	$—	$10,950,040
City Vista	—	—	—	—	—	16,083,431
Overton Rise	—	—	—	—	—	16,572,959
Haven West	6,784,167	138,816	(69,408)	—	6,784,167	6,775,835
Haven 12	5,815,849	122,328	(61,164)	—	5,815,849	5,815,849
Founders' Village (1,2)	9,866,000	197,320	(98,660)	(16,370)	9,849,630	9,841,816
Encore (2)	10,958,200	539,695	(269,847)	—	10,958,200	10,894,278
Encore Capital	6,564,124	—	—	—	6,564,124	6,036,465
Palisades (1,2)	16,070,000	321,400	(160,700)	(3,809)	16,066,191	16,063,817
Fusion	48,396,901	1,120,890	(560,445)	(168,107)	48,228,794	37,072,235
Green Park (1,2)	13,180,052	269,287	(134,644)	(14,846)	13,165,206	12,330,489
Stadium Village (1,2)	13,329,868	268,500	(134,250)	(4,039)	13,325,829	13,321,293
Summit Crossing III	7,246,400	144,928	(72,464)	(24,903)	7,221,497	7,205,894
Overture	5,992,592	138,400	(69,200)	(25,218)	5,967,374	4,481,446
Aldridge at Town Village	10,427,956	219,500	(109,750)	(40,479)	10,387,477	9,707,532
18 Nineteen	15,496,602	311,967	(155,984)	(47,340)	15,449,262	14,421,568
Haven South	15,186,370	309,113	(154,557)	(72,277)	15,114,093	14,087,852
Haven46	7,146,862	58,000	(29,000)	(54,553)	7,092,309	2,891,067
Bishop Street	10,906,611	62,140	(31,070)	(77,010)	10,829,601	3,086,778
Dawson Marketplace	12,343,718	257,140	(128,570)	(7,817)	12,335,901	11,563,352
Madison Wade Green	—	—	—	—	—	6,225,304
Hidden River Lending	4,734,960	94,700	(47,350)	(38,889)	4,696,071	(47,350)
Hidden River Capital	4,527,161	107,600	(53,800)	(36,382)	4,490,779	2,619,808
Crescent Avenue	6,000,000	120,000	(60,000)	(29,871)	5,970,129	—
City Park Lending	3,364,800	67,296	(33,648)	(25,001)	3,339,799	—
City Park II Capital Lending	3,254,444	78,320	(39,160)	(27,998)	3,226,446	—
Haven Northgate	39,082,506	1,293,571	(646,786)	(534,802)	38,547,704	—
Lubbock II	7,382,840	187,143	(93,572)	(75,726)	7,307,114	—
Park 35 on Clairmont	19,371,924	421,203	(210,602)	(197,502)	19,174,422	—
Fort Myers	3,538,936	80,000	(40,000)	(39,418)	3,499,518	—

	$306,969,843	$6,929,257	$(3,464,631)	$(1,562,357)	$305,407,486	$238,001,758

(1) See note 7.
(2) 25% of the net amount collected by the Company as an acquisition fee was paid to the associated third party loan participant. The participant on our Encore loan was paid $53,695 as an acquisition fee.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

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

		Purchase option window		Purchase option price	Total units upon completion	Total beds (student housing communities)
Project/Property		Begin	End

Haven 12	(1)	9/1/2017	11/30/2017	(2)	152	536
Founders' Village		2/1/2017	5/31/2017	$44,266,000	247	—
Encore		1/8/2018	5/8/2018	(2)	340	—
Palisades		3/1/2017	7/31/2017	(2)	304	—
Fusion		1/1/2018	4/1/2018	(2)	280	—
Green Park		11/1/2017	2/28/2018	(2)	310	—
Stadium Village	(3)	9/1/2017	11/30/2017	(2)	198	792
Summit Crossing III		8/1/2017	11/30/2017	(2)	172	—
Overture		1/1/2018	5/1/2018	(2)	180	—
Aldridge at Town Village		11/1/2017	2/28/2018	(2)	300	—
18 Nineteen		10/1/2017	12/31/2017	(2)	217	732
Haven South		10/1/2017	12/31/2017	(2)	250	840
Haven46		11/1/2018	1/31/2019	(2)	158	542
Bishop Street		10/1/2018	12/31/2018	(2)	232	—
Dawson Marketplace		12/16/2017	12/15/2018	(2)	—	—
Hidden River		9/1/2018	12/31/2018	(2)	300	—
Crescent Avenue		N/A	N/A	N/A	—	—
City Park II		5/1/2018	8/31/2018	(2)	200	—
Haven Northgate		10/1/2018	12/31/2018	(2)	427	808
Lubbock II		11/1/2018	1/31/2019	(2)	140	556
Fort Myers		N/A	N/A	N/A	224	—
Park 35 on Clairmont		(4)	(4)	(2)	271	—

					4,902	4,806

(1) Effective August 31, 2016, the purchase option window dates were amended as shown.
(2) The purchase price is to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 20 and 60 basis points, depending on the loan, plus adjustments, if any.

(3) Effective July 1, 2016, the purchase option window dates were amended as shown.
(4) Purchase option begins on the first day of the month that is 90 days after the project achieves at least 93% occupancy and ends 60 days thereafter.
The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. The Company's Founders' Village loan includes an exclusive option to purchase the project at a fixed price within a specific time window following project completion and stabilization and this and other loans provide the Company with the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans. These characteristics can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a VIE which could necessitate consolidation of the project. The Company considers the facts and circumstances pertinent to each entity borrowing under the loan, including the relative amount of financing the Company is contributing to the overall project cost, decision making rights or control held by the Company, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation would be required.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

The Company's real estate loans partially finance the development activities of the borrowers' associated legal entities. Each of these loans create variable interests in each of these entities, and according to the Company's analysis, are deemed to be VIEs, due to the combined factors of the sufficiency of the borrowers' investment at risk, the existence of payment and performance guaranties provided by the borrowers, and the existence of a purchase option at a discount to market. The Company has concluded that it is not the primary beneficiary of the borrowing entities. It has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. Therefore, since the Company has concluded it is not the primary beneficiary, it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2016 of approximately $290.6 million. The maximum aggregate amount of loans to be funded as of September 30, 2016 was approximately $344.4 million.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to real estate investment loans which are partially supporting proposed multifamily communities, student housing projects, and a retail shopping center in or near Atlanta, Georgia. The drawn amount of these loans as of September 30, 2016 totaled approximately $97.7 million (with a total commitment amount of approximately $104.3 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

At September 30, 2016, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				9/30/2016	12/31/2015

360 Residential, LLC	3/20/2013	6/30/2017	$2,000,000	$1,428,306	$1,304,999	12%	(1)
Preferred Capital Marketing Services, LLC (2)	1/24/2013	12/31/2016	1,500,000	1,140,647	1,305,550	10%
Oxford Contracting LLC	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%	(1)
Preferred Apartment Advisors, LLC (2,3)	8/21/2012	12/31/2016	15,000,000	12,539,917	12,793,440	8%
Haven Campus Communities, LLC (2)	6/11/2014	12/31/2016	11,500,000	7,324,904	5,359,904	12%	(1)
Oxford Capital Partners, LLC (4)	10/5/2015	3/31/2017	10,650,000	7,559,004	10,502,626	12%
Newport Development Partners, LLC	6/17/2014	6/30/2017	3,000,000	—	806,318	12%	(1)
360 Residential, LLC II	12/30/2015	12/31/2017	3,255,000	2,776,984	2,477,952	15%	(1)
Hendon Properties, LLC	12/8/2015	3/31/2017	2,000,000	—	2,000,000	12%
Mulberry Development Group, LLC	3/31/2016	5/31/2017	500,000	129,000	—	12%
360 Capital Company, LLC	5/24/2016	12/31/2017	2,000,000	1,033,667	—	12%	(1)

Unamortized loan fees				(79,017)	(82,056)

			$52,905,000	$35,328,412	$37,943,733

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Real estate loans:
Current interest payments	$5,902,915	$4,077,298	$16,913,037	$11,263,071
Additional accrued interest	3,917,641	3,018,766	10,633,937	7,573,044
Deferred loan fee revenue	201,147	204,790	636,875	555,657

Total real estate loan revenue	10,021,703	7,300,854	28,183,849	19,391,772
Interest income on notes and lines of credit	974,540	654,026	3,111,339	2,007,281

Interest income on loans and notes receivable	$10,996,243	$7,954,880	$31,295,188	$21,399,053

6. Redeemable Preferred Stock and Equity Offerings
On August 16, 2012, the Company filed a registration statement on Form S-11 (333-183355), and later amended the registration statement onto Form S-3, for an offering of up to 900,000 Units consisting of 900,000 Series A Redeemable Preferred Stock and warrants to purchase 18,000,000 shares of Common Stock, or the Follow-on Offering. The Company's Follow-on Offering is being offered by International Assets Advisory, LLC, or the Dealer Manager, on a "reasonable best efforts" basis. Each share of Preferred Stock ranks senior to Common Stock and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. On June 26, 2014, the Company amended the redemption schedule of the Preferred Stock to allow redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. Warrant exercises resulted in the issuance of 1,516,320 shares of Common Stock for cash proceeds of approximately $16.2 million for the nine-month period ended September 30, 2016 and 130,720 shares of Common Stock for cash proceeds of approximately $1.2 million for the nine-month period ended September 30, 2015.

As of September 30, 2016, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $79.4 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $13.5 million. As of September 30, 2016, the Company had issued 809,460 Units from which it realized net proceeds of approximately $729.4 million after commissions and other costs.  A total of 7,428 shares of Series A Preferred Stock were subsequently redeemed. The number of Units issued was approximately 81.8% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-On Offering. The Company cumulatively recognized approximately 81.8% of the approximate $13.5 million deferred to date, or approximately $11.1 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $2.4 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at September 30, 2016.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. All amounts previously recorded as deferred offering costs related to this Shelf Registration Statement have been reflected as a reduction of stockholders' equity as of September 30, 2016. The Shelf Registration Statement expired on July 19, 2016.
On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the ATM Offering, through MLV & Co. LLC as sales agent. Through September 30, 2016, the Company sold approximately 6.5 million shares of Common Stock through the ATM offering and collected net proceeds of approximately $54.4 million. The ATM Offering terminated in connection with the expiration of the Shelf Registration Statement.
On May 5, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211178), or the New Shelf Registration Statement, for an offering of up to $300 million of equity or debt securities, or the Shelf Offering, which was declared effective by the SEC on May 17, 2016. Deferred offering costs related to this Shelf Registration Statement totaled approximately $825,000 as of September 30, 2016, of which $13,000 has been reflected as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $812,000, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at September 30, 2016.
On June 9, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211924) for an offering of up to 2,000,000 Units consisting of 2,000,000 shares of Series A Redeemable Preferred Stock and Warrants to purchase 40,000,000 shares of Common Stock, or the New Follow-On Offering. Except as described in the prospectus, the terms of the New Follow-on Offering are substantially similar to those under the Follow-on Offering. Deferred offering costs related to the New Follow-On Offering reflected in the asset section of the consolidated balance sheet at September 30, 2016 were approximately $538,000.

On July 18, 2016, the Company filed a prospectus for its registration statement on Form S-3 (Registration No. 333-211178) to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering (the "2016 ATM Offering") through JonesTrading Institutional Services LLC, FBR Capital Markets & Co, and Canaccord Genuity Inc, as its sales agents. The Company intends to use any proceeds from the 2016 ATM Offering to repay outstanding amounts under our existing senior secured revolving credit facility and for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. Through September 30, 2016, the Company sold 197,256 shares of common stock through the ATM offering and collected net proceeds of approximately $2.8 million.

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
September 30, 2016

The Sixth Amended and Restated Management Agreement, or Management Agreement, which was effective June 3, 2016, entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf. The following table details Manager fees recognized, net of deferrals, as described below.

		Three months ended September 30,		Nine months ended September 30,
Type of Compensation	Basis of Compensation	2016	2015	2016	2015

Acquisition fees	1% of the gross purchase price of real estate assets acquired prior to January 1, 2016	$—	$2,035,350	$—	$4,438,813
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	250,602	494,100	1,374,828	1,063,457
Loan coordination fees	As of January 1, 2016, 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property (1)	3,493,227	—	8,178,836	—
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	2,196,363	1,045,986	5,708,868	2,290,870
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	1,438,569	743,775	3,629,322	1,652,034
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	831,711	497,437	2,343,936	1,154,639

		$8,210,472	$4,816,648	$21,235,790	$10,599,813

(1) If an asset is acquired without debt financing, the loan coordination fee is calculated as 1.6% of 63% of the purchase price of the asset.

The Management Agreement also entitles the Manager to receive compensation for services rendered in connection with the construction, development or landscaping of the properties (Construction Management Fees), including the supervision of any third party vendors engaged by the Manager to provide such services; such fee is an amount equal to the customary and competitive market rates in light of the size, type and location of the property. The Company paid Construction Management Fees of $126,446 and $9,193 to the Manager for the nine-month periods ended September 30, 2016 and 2015, respectively which were capitalized as part of the related capital improvements.

The Manager, at its election, may elect to forego payment of certain of the asset management, property management, or general and administrative expense fees due to the Manager for properties owned by the Company. With this election, the future payment of those fees becomes contingent upon the occurrence of certain capital transactions, to the extent that the net sale proceeds from these transactions exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $1,458,245 of combined asset management, general and administrative expense and property management fees related to certain properties and land loans during the nine-month period ended September 30, 2016 and $3,596,068 cumulatively are contingent upon these events. The Company will recognize these contingent fees, if any, in future periods to the extent it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of September 30, 2016, the Company determined that there was insufficient evidence to support recognition of these contingent fees; therefore, the Company has not recognized any expense for these contingent amounts.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended September 30,		Nine months ended September 30,
2016	2015	2016	2015
$2,808,402	$1,688,347	$7,688,470	$4,114,752

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $356,752 and $708,547 for the nine-month periods ended September 30, 2016 and 2015, respectively.

Preferred Capital Securities, LLC, a broker-dealer owned by NELL Partners, Inc., was reimbursed $768,869 for these same costs for the nine-month period ended September 30, 2016. These costs are recorded as deferred offering costs until such time as additional closings occur on the Follow-on Offering, the New Follow-on Series A Offering, or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West, Haven 12, Stadium Village, 18 Nineteen, Haven South, Haven46, Haven Northgate and Lubbock II real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned a disposition fee of $390,000 on the sale of the Trail Creek property, which is included net in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations. The Manager also receives leasing commission fees. Retail leasing commission fees (a) for new retail leases are equal to the greater of (i) $4.00 per square foot, and (ii) 4.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the original lease term; and (b) for lease renewals are equal to the greater of (i) $2.00 per square foot, and (ii) 2.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the newly renewed lease term. There are no commissions payable on retail lease renewals thereafter. Office leasing commission fees (a) for new office leases are equal to 50% of the first month’s gross rent plus 2% of the remaining fixed gross rent on the guaranteed lease term, (b) in the event of co-broker participation in a new lease, the leasing commission determined for a new lease are equal to 150% of the first month’s gross rent plus 6% of the remaining fixed gross rent of the guaranteed lease term, and (c) for lease renewals, are equal to 2% of the fixed gross rent of the guaranteed lease term or, in the event of a co-broker, 6% of the fixed gross rent of the guaranteed lease term. Office leasing commission fees may not exceed market rates for office leasing services. The Manager earned approximately $17,000 and $47,000 in leasing commission fees for the three-month and nine-month periods ended September 30, 2016, respectively. No leasing commission fees were earned by the Manager for the three-month and nine-month periods ended September 30, 2015.

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

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Series A Preferred Stock were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

2016			2015
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2016	482,774	$2,481,086	January 30, 2015	192,607	$984,217
February 27, 2016	516,017	2,630,601	February 27, 2015	206,007	1,047,189
March 31, 2016	544,129	2,770,048	March 31, 2015	223,699	1,141,491
April 29, 2016	582,720	2,979,196	April 30, 2015	243,570	1,244,249
May 31, 2016	617,994	3,143,567	May 29, 2015	267,273	1,366,207
June 30, 2016	651,439	3,321,519	June 30, 2015	288,392	1,480,101
July 29, 2016	682,392	3,458,513	July 31, 2015	311,944	1,588,310
August 31, 2016	721,143	3,671,020	August 31, 2015	334,013	1,701,019
September 30, 2016	765,185	3,886,173	September 30, 2015	358,687	1,824,797

	Total	$28,341,723		Total	$12,377,580

The Company's dividend activity on its Common Stock for the nine-month periods ended September 30, 2016 and 2015 was:

2016				2015
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 15, 2016	23,041,502	$0.1925	$4,435,489	March 13, 2015	22,004,309	$0.175	$3,850,754
June 15, 2016	23,568,328	0.2025	4,772,587	June 15, 2015	22,290,677	0.18	4,012,322
September 15, 2016	24,652,041	0.2025	4,992,038	September 15, 2015	22,323,604	0.18	4,018,249

		$0.5975	$14,200,114			$0.535	$11,881,325

The holders of Class A Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At September 30, 2016, the Company had 886,168 Class A Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2016			2015
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
February 4, 2016	April 15, 2016	$117,395	February 5, 2015	April 22, 2015	$49,063
May 5, 2016	July 15, 2016	179,449	April 29, 2015	July 15, 2015	50,465
August 4, 2016	October 14, 2016	179,449	August 6, 2015	October 21, 2015	49,779

		$476,293			$149,307

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

Equity compensation expense by award type for the Company was:

	Three months ended September 30,		Nine months ended September 30,		Unamortized expense as of September 30,
	2016	2015	2016	2015	2016

Quarterly board member committee fee grants	$18,030	$18,018	$48,021	$41,917	$—
Class B Unit awards:
Executive officers - 2014	—	—	—	3,825	—
Executive officers - 2015	—	495,399	5,236	1,474,872	—
Executive officers - 2016	517,884	—	1,536,946	—	1,130,342
Restricted stock grants:
2014	—	—	—	107,321	—
2015	—	80,000	106,670	133,333	—
2016	102,500	—	170,833	—	239,166

Total	$638,414	$593,417	$1,867,706	$1,761,268	$1,369,508

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

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant. Details concerning these grants were:

Grant date	Total number of shares granted	Fair value per share	Total fair value

8/4/2016	834	$14.44	12,042
8/3/2016	417	$14.36	$5,988
5/4/2016	474	$12.62	$5,982
3/4/2016	474	$12.68	$6,010
2/4/2016	1,485	$12.12	$17,998
8/6/2015	1,647	$10.94	$18,018
5/7/2015	564	$10.62	$5,990
2/5/2015	1,782	$10.05	$17,909

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

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
September 30, 2016

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

10. Indebtedness

Mortgage Notes Payable

The following table presents certain details regarding our mortgage notes payable:

		Principal balance as of					Interest only through date (2)
	Acquisition/ refinancing date	September 30, 2016	December 31, 2015	Maturity date	Interest rate (1)

Trail Creek	6/25/2013	$—	$28,109,000	7/1/2020	4.22%		7/1/2020
Stone Rise	7/3/2014	24,620,298	25,014,250	8/1/2019	2.89%		8/31/2015
Summit Crossing	4/21/2011	20,120,677	20,366,748	5/1/2018	4.71%		5/31/2014
Summit Crossing secondary financing	8/28/2014	5,080,441	5,145,250	9/1/2019	4.39%		N/A
Summit II	3/20/2014	13,357,000	13,357,000	4/1/2021	4.49%		4/30/2019
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%		2/28/2018
Ashford Park secondary financing	8/28/2014	6,434,397	6,520,564	2/1/2020	4.13%		N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%		2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%		2/28/2018
Enclave	9/26/2014	24,862,000	24,862,000	10/1/2021	3.68%		10/31/2017
Sandstone	9/26/2014	31,063,707	31,556,664	10/1/2019	3.18%		N/A
Stoneridge	9/26/2014	26,876,044	27,302,546	10/1/2019	3.18%		N/A
Vineyards	9/26/2014	34,775,000	34,775,000	10/1/2021	3.68%		10/31/2017
Spring Hill Plaza	9/5/2014	9,721,902	9,868,025	10/1/2019	3.36%		10/31/2015
Parkway Town Centre	9/5/2014	7,070,474	7,176,745	10/1/2019	3.36%		10/31/2015
Woodstock Crossing	8/8/2014	3,054,374	3,090,953	9/1/2021	4.71%		N/A
Deltona Landings	9/30/2014	6,965,841	7,074,722	10/1/2019	3.48%		N/A
Powder Springs	9/30/2014	7,350,163	7,465,051	10/1/2019	3.48%		N/A
Kingwood Glen	9/30/2014	11,654,573	11,836,741	10/1/2019	3.48%		N/A
Barclay Crossing	9/30/2014	6,552,695	6,655,117	10/1/2019	3.48%		N/A
Sweetgrass Corner	9/30/2014	7,941,564	8,063,653	10/1/2019	3.58%		N/A
Parkway Centre	9/30/2014	4,563,827	4,635,162	10/1/2019	3.48%		N/A
Salem Cove	10/6/2014	9,600,000	9,600,000	11/1/2024	4.21%		11/30/2016
Avenues at Cypress	2/13/2015	22,249,173	22,578,863	9/1/2022	3.43%		N/A
Avenues at Northpointe	2/13/2015	27,878,000	27,878,000	3/1/2022	3.16%		3/31/2017
Lakewood Ranch	5/21/2015	30,098,400	30,528,618	12/1/2022	3.55%		N/A
Aster Lely	6/24/2015	33,279,524	33,746,379	7/5/2022	3.84%		N/A
CityPark View	6/30/2015	21,600,300	21,924,060	7/1/2022	3.27%		N/A
Avenues at Creekside	7/31/2015	41,556,147	41,625,000	8/1/2024	2.13%	(3)	8/31/2016
Citi Lakes	9/3/2015	43,553,746	44,282,826	4/1/2023	2.70%	(4)	N/A
Independence Square	8/27/2015	12,267,378	12,617,500	9/1/2022	3.93%		9/30/2016
Royal Lakes Marketplace	9/4/2015	9,800,000	9,800,000	9/4/2020	3.02%	(5)	4/3/2017
Stone Creek	11/12/2015	16,572,690	16,792,850	10/1/2046	3.75%		N/A
Lenox Village Town Center	12/21/2015	30,890,483	31,394,460	5/1/2019	3.82%		N/A
Lenox Village III	12/21/2015	18,205,087	18,410,000	1/1/2023	4.04%		N/A
The Overlook at Hamilton Place	12/22/2015	20,763,152	21,000,000	1/1/2026	4.19%		N/A
Summit Point	10/30/2015	12,629,516	12,846,544	11/1/2022	3.57%		N/A

(Table continued on next page)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

(Continued from previous page)
		Principal balance as of					Interest only through date (2)
	Acquisition/ refinancing date	September 30, 2016	December 31, 2015	Maturity date	Interest rate (1)
Overton Rise	2/1/2016	40,891,434	—	8/1/2026	3.98%		N/A
Baldwin Park	1/5/2016	73,910,000	—	1/5/2019	2.43%	(6)	1/5/2019
Baldwin Park (second)	1/5/2016	3,890,000	—	1/5/2019	10.43%	(7)	1/5/2019
Crosstown Walk	1/15/2016	32,213,176	—	2/1/2023	3.90%		N/A
East Gate Shopping Center	4/29/2016	5,754,454	—	5/1/2026	3.97%		N/A
Fury's Ferry	4/29/2016	6,647,386	—	5/1/2026	3.97%		N/A
Rosewood Shopping Center	4/29/2016	4,464,662	—	5/1/2026	3.97%		N/A
Southgate Village	4/29/2016	7,937,178	—	5/1/2026	3.97%		N/A
The Market at Victory Village	5/16/2016	9,250,000	—	9/11/2024	4.40%		10/10/2017
Avalon Park	5/31/2016	61,750,000	—	6/5/2019	2.53%	(8)	N/A
Avalon Park B Note	5/31/2016	3,250,000	—	6/5/2019	11.53%	(9)	N/A
Wade Green Village	4/7/2016	8,152,504	—	5/1/2026	4.00%		N/A
North by Northwest	6/1/2016	33,679,285	—	9/1/2022	4.02%		N/A
City Vista	7/1/2016	35,897,408	—	7/1/2026	3.68%		N/A
Lakeland Plaza	7/15/2016	29,940,373	—	8/1/2026	3.85%		N/A
Sorrel	8/24/2016	33,600,000	—	9/1/2023	3.44%		N/A
Brookwood Office	8/29/2016	32,400,000	—	9/10/2031	3.52%		9/10/17
University Palms	8/8/2016	13,600,000	—	9/1/2026	3.45%		N/A
Cherokee Plaza	8/8/2016	26,200,000	—	9/1/2021	2.77%	(10)	N/A
Sandy Plains Exchange	8/8/2016	9,500,000	—	9/1/2026	3.45%		N/A
Thompson Bridge Commons	8/8/2016	12,700,000	—	9/1/2026	3.45%		N/A
Heritage Station	8/8/2016	9,400,000	—	9/1/2026	3.45%		N/A
Oak Park Village	8/8/2016	9,700,000	—	9/1/2026	3.45%		N/A
Shoppes of Parkland	8/8/2016	16,554,000	—	9/1/2023	4.67%		N/A

Total		$1,183,335,433	$696,945,291

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
(10) Variable rate which consisted of 1 Month LIBOR plus 225 basis points. The interest rate has a floor of 2.7%.
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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of September 30, 2016, the Company has an outstanding principal balance of $9.8 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of LIBOR plus 250 basis points, which was 3.02% as of September 30, 2016.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

As of September 30, 2016, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 6.3 years.
Credit Facility
The Company has a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $70.0 million, pursuant to the Third Amended and Restated Credit Agreement and accrued interest at a rate equal to LIBOR plus 3.25% per annum. On August 5, 2016, the Company entered into a Fourth Amended and Restated Credit Agreement with Key Bank and the other lenders, or the Fourth Amended and Restated Credit Agreement, that (i) increased the borrowing capacity under our Revolving Line of Credit from $70.0 million to $135.0 million with the ability to further increase it to $300.0 million, subject to certain syndication and other requirements and (ii) extended the maturity date to August 5, 2019, with an option, subject to certain conditions described therein, to extend the maturity date to August 5, 2020.
Also on February 12, 2015, the Company entered into a $32.0 million term loan with Key Bank under the Credit Facility, or the Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.

On January 5, 2016, the Company entered into a $35.0 million term loan with Key Bank under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. On August 5, 2016, the Company repaid the 2016 Term Loan. On May 26, 2016, the Company entered into a $11.0 million interim term loan with Key Bank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a retail shopping center located in Anderson, South Carolina.  The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date is May 25, 2017.
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
As of September 30, 2016, the Company was in compliance with all covenants related to the Credit Facility, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $686,921,700	(2)	$784,749,240
Debt yield	Minimum 8.0%		8.37%
Payout ratio	Maximum 95%	(3)	81.9%
Total leverage ratio	Maximum 65.0%		61.1%
Debt service coverage ratio	Minimum 1.50x		2.25x

(1) All covenants are as defined in the current credit agreement for the Credit Facility.
(2) Minimum $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $745.5 million as of September 30, 2016.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2016, the maximum dividends and distributions allowed under this covenant was approximately $62.4 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Revolving Line of Credit, the 2016 Term Loan, as well as the mortgage debt on the Company's multifamily communities, are amortized using the straight-line method, which approximates the effective interest method over the lives of the loans. At September 30, 2016, aggregate unamortized loan costs for the Revolving Line of Credit were $1.9 million, which will be amortized over the remaining life of the Revolving Line of Credit. The weighted average interest rate for the Credit Facility was approximately 4.0% for the nine-month period ended September 30, 2016. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Credit Facility of 0.20% or 0.30% per annum, based on the amount borrowed as a percentage of the total commitment.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of September 30, 2016 were:

Period	Future principal payments
2016	$97,231,643
2017	18,629,724
2018	41,224,611
2019	332,587,612
2020	89,708,642
thereafter	696,953,201

Total	$1,276,335,433

11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company generally will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the three-month and nine-month periods ended September 30, 2016 and 2015.

12. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. At September 30, 2016, the amount guarantied by the Company was $6.4 million. The amount of the guaranty is reduced by $555,000 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. The Company has guarantied up to $405,000 on these credit cards. See note 17.
A total of approximately $3.6 million of combined asset management and general and administrative expense fees related to the acquired properties as of September 30, 2016 have been deemed contingent by the Manager. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset.
At September 30, 2016, the Company had unfunded balances on its real estate loan portfolio of approximately $54.4 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

13. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: multifamily communities, real estate related financing, New Market Properties, and office building.

Multifamily Communities - consists of the Company's portfolio of owned residential multifamily communities, including its owned student housing community and the Lenox Portfolio, which includes 47,600 square feet of ground floor retail gross leasable area.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

Financing - consists of the Company's investment portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. Excluded from the financing segment are financial results of the Company's Dawson Marketplace real estate loan.

New Market Properties - consists of the Company's portfolio of owned grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a wholly-owned subsidiary of the Company, as well as the financial results from the Company's Dawson Marketplace real estate loan.

Office Building - consists of the Company's Class A office building located in Birmingham, Alabama.

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

	September 30, 2016	December 31, 2015

Assets:
Multifamily communities	$1,182,652,596	$781,224,019
Financing	345,622,541	272,454,610
New Market Properties	533,156,727	229,461,573
Office building	52,187,657	—
Other	9,917,549	12,388,831
Consolidated assets	$2,123,537,070	$1,295,529,033

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues

Multifamily communities	$32,254,954	$18,624,534	$87,941,541	$44,714,185
Financing	10,575,595	7,822,002	29,957,116	21,266,174
New Market Properties	10,193,843	3,509,157	22,715,460	9,408,676
Office building	512,945	—	512,945	—

Consolidated revenues	$53,537,337	$29,955,693	$141,127,062	$75,389,035

Capitalized expenditures (1)
Multifamily communities	$2,674,743	$1,156,136	$6,762,650	$2,737,108
New Market Properties	565,010	326,499	1,679,766	1,008,023

Total capitalized expenditures	$3,239,753	$1,482,635	$8,442,416	$3,745,131

(1) Excluding the purchase price of acquisitions and including construction in progress.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Segment net operating income (Segment NOI)

Multifamily communities	$18,413,797	$10,517,036	$48,169,241	$24,585,670
Financing	10,575,595	7,822,002	29,957,116	21,266,174
New Market Properties	7,795,476	2,605,528	17,048,716	6,662,181
Office building	373,454	—	373,454	—

Consolidated segment net operating income	37,158,322	20,944,566	95,548,527	52,514,025

Interest expense:
Multifamily communities	7,852,145	4,253,524	21,006,486	10,403,085
New Market Properties	2,615,924	844,472	5,588,947	2,391,479
Financing	1,632,424	720,764	3,959,391	2,089,779
Office building	133,681	—	133,681	—
	12,234,174	5,818,760	30,688,505	14,884,343
Depreciation and amortization:
Multifamily communities	16,028,880	8,719,852	42,800,401	21,526,901
New Market Properties	5,452,490	1,816,634	11,997,670	4,882,862
Office building	182,993	—	182,993	—
	21,664,363	10,536,486	54,981,064	26,409,763

Professional fees	593,623	577,579	2,176,510	1,249,947
Management fees, net of deferrals	3,022,124	1,535,382	8,025,916	3,302,109
Acquisition costs:
Multifamily communities	601,033	2,543,159	4,645,530	5,335,149
New Market Properties	396,679	781,799	1,856,933	941,514
Office building	359,825	—	383,401	—
	1,357,537	3,324,958	6,885,864	6,276,663
Equity compensation to directors and executives:
New Market Properties	20,356	72,071	60,289	213,912
Other	618,058	521,346	1,807,417	1,547,356
	638,414	593,417	1,867,706	1,761,268

Gain on sale of real estate	—	—	4,271,506	—
Other	336,707	255,751	1,055,099	671,792

Net income (loss)	$(2,688,620)	$(1,697,767)	$(5,860,631)	$(2,041,860)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(2,688,620)	$(1,697,767)	$(5,860,631)	$(2,041,860)
Net (income) loss attributable to non-controlling interests	86,484	15,289	175,045	20,712
Net income (loss) attributable to the Company	(2,602,136)	(1,682,478)	(5,685,586)	(2,021,148)
Dividends declared to Series A preferred stockholders (A)	(11,015,706)	(5,114,126)	(28,341,723)	(12,377,580)
Earnings attributable to unvested restricted stock (B)	(6,159)	(4,068)	(12,434)	(16,355)
Net loss available to common stockholders	$(13,624,001)	$(6,800,672)	$(34,039,743)	$(14,415,083)

Denominator:
Weighted average number of shares of Common Stock - basic	24,340,791	22,292,217	23,552,951	22,109,036
Effect of dilutive securities: (C)
Warrants	—	—	—	—
Class B Units	—	—	—	—
Unvested restricted stock	—	—	—	—
Weighted average number of shares of Common Stock - diluted	24,340,791	22,292,217	23,552,951	22,109,036

Net loss per share of Common Stock
available to common stockholders:
Basic and diluted	$(0.56)	$(0.31)	$(1.45)	$(0.65)

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 802,032 and 384,112 outstanding shares of Series A Preferred Stock at September 30, 2016, and 2015, respectively.

(B) The Company's outstanding unvested restricted share awards (23,247 and 22,602 shares of Common Stock at September 30, 2016, and 2015, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred net losses attributable to common stockholders for each of the three-month and nine-month periods ended September 30, 2016 and 2015, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from warrants outstanding at September 30, 2016 and September 30, 2015 from issuances of Units that are potentially exercisable into 14,056,460 and 7,607,520 shares of Common Stock respectively, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

15. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on the following dates, as shown below:

Hypothetical acquisition date
Lenox Portfolio	1/1/2014
Stone Creek	1/1/2014
Citi Lakes	12/1/2014
Avenues at Creekside	1/1/2014
CityPark View	1/1/2014
Aster at Lely	1/1/2014
Venue at Lakewood Ranch	9/1/2014
Houston Portfolio	2/1/2014
The Overlook at Hamilton Place	1/1/2014
Summit Point	1/1/2014
Royal Lakes Marketplace	1/1/2014
Independence Square	1/1/2014
Overton Rise	1/1/2015
Baldwin Park	1/1/2015
Crosstown Walk	1/1/2015
Wade Green Village	1/1/2015
Southeastern 6 Portfolio	1/1/2015
Avalon Park	1/1/2015
North by Northwest	1/1/2015
The Market at Victory Village	1/1/2015
City Vista	1/1/2015
Lakeland Plaza	1/1/2015
Sorrel	1/1/2015
Brookwood Office	1/1/2015
University Palms	1/1/2015
Cherokee Plaza	1/1/2015
Sandy Plains Exchange	1/1/2015
Thompson Bridge Commons	1/1/2015
Heritage Station	1/1/2015
Oak Park Village	1/1/2015
Shoppes of Parkland	1/1/2015

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Pro forma:
Revenues	$56,305,235	$52,440,197	$167,230,831	$149,371,941

Net income (loss)	$2,634,574	$(7,583,116)	$3,586,801	$(31,388,770)

Net income (loss) attributable to the Company	$2,536,343	$(7,365,660)	$3,419,840	$(30,309,018)

Net loss attributable to common stockholders	$(8,485,522)	$(12,483,854)	$(24,934,317)	$(42,702,953)

Net loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.35)	$(0.56)	$(1.06)	$(1.89)

Weighted average number of shares of
Common Stock outstanding, basic and diluted	24,340,791	22,292,217	23,552,951	22,570,222

These pro forma operating results include aggregate nonrecurring adjustments to combined acquisition costs and acquisition fees of reductions of approximately $1.7 million and $3.2 million for the three-month periods ended September 30, 2016 and 2015, respectively, and reductions of approximately $6.8 million and $5.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

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

	As of September 30, 2016
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Real estate loans (1)	$305,407,486	$342,775,296	$—	$—	$342,775,296
Notes and line of credit receivable	35,328,412	35,328,412	—	—	35,328,412
	$340,735,898	$378,103,708	$—	$—	$378,103,708
Financial liabilities:
Mortgage notes payable (2)	$1,183,335,433	$1,197,997,866	$—	$—	$1,197,997,866
Revolving credit facility	82,000,000	82,000,000	—	—	82,000,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	19,638,232	20,486,803	—	—	20,486,803
	$1,295,973,665	$1,311,484,669	$—	$—	$1,311,484,669

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2016

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

(1) The carrying value of real estate assets includes the Company's balance of the Founders' Village, Palisades, Green Park, and Stadium Village real estate loans, as well as the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. The carrying value of real estate loans includes accrued interest of approximately $17.7 million and $14.3 million as of September 30, 2016 and December 31, 2015, respectively.

(2) The carrying value of mortgage notes payable consists of the principal amounts due reduced by any unamortized deferred loan issuance costs.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at September 30, 2016, discounted to the reporting date utilizing discount rates ranging between 10% and 12.5%.

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

17. Subsequent Events

Between October 1, 2016 and October 31, 2016, the Company issued 29,419 Units and collected net proceeds of approximately $26.5 million after commissions and fees under its Follow-on Offering.

On October 18, 2016, the Company acquired a grocery-anchored shopping center with approximately 383,100 square feet of gross leasable area, located in the Houston, Texas market. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

On October 25, 2016, Preferred Capital Securities, LLC issued certain of its employees credit cards which the Company has guarantied up to $200,000.
On November 3, 2016, the Company declared a Common Stock dividend of $0.22 per share for the fourth quarter 2016, which is payable on January 17, 2017, to common stockholders of record on December 15, 2016.

On November 4, 2016, the Company acquired an approximate 110,000 square foot office building in the Atlanta, Georgia area. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the first nine months of 2016, we acquired five multifamily communities located in Jacksonville, Orlando and Tampa, Florida and Atlanta, Georgia, representing 1,941 units and converted our City Vista real estate loan into an approximate 96% ownership interest in a joint venture which owns the underlying multifamily community located in Pittsburgh, Pennsylvania, adding another 272 units. We also acquired a 219-unit, 679-bed student housing community adjacent to the campus of Florida State University in Tallahassee, Florida. The aggregate purchase price of the acquired properties was approximately $416.9 million, including our investment in the joint venture of approximately $12.5 million. We also sold our Trail Creek multifamily community located in Hampton, Virginia. As of September 30, 2016, we owned 25 multifamily communities with 8,268 units, including one student housing community with 219 units.

In addition, we acquired a nine-story, 169,500 square foot class A office building located in Birmingham, Alabama and 16 grocery-anchored shopping centers located in throughout Texas and the Southeastern U.S., comprising approximately 1.6 million aggregate square feet of gross leasable area. As of September 30, 2016, we owned 30 grocery-anchored shopping centers with an approximate aggregate of 2,913,000 square feet of gross leasable area.

During the first nine months of 2016, we converted three bridge loans to real estate loans, with an aggregate loan commitment amount of approximately $87.2 million to partially finance a planned multifamily community to be located in Atlanta, Georgia and student housing projects located adjacent to the University of South Florida in Tampa, Florida and Texas A&M University in College Station, Texas. We also originated three new real estate investment loans and a member loan with an aggregate loan commitment amount of approximately $37.7 million in support of a planned second phase of our CityPark View multifamily community in Charlotte, North Carolina, a second phase of a student housing community adjacent to Texas Tech University in Lubbock, Texas and a multifamily community in Birmingham, Alabama. Also during the first nine months of 2016, we originated two land acquisition loans of an aggregate of $10.0 million in support of a mixed use project in Atlanta, Georgia and a multifamily community in Fort Myers, Florida.

As of September 30, 2016, our real estate loan portfolio consisted of 24 real estate loans and two bridge loan supporting 20 planned multifamily communities, including seven student housing projects and one planned retail center, with an aggregate commitment amount of approximately $361.4 million. There can be no assurance that we will acquire any of the assets under construction.

During the first nine months of 2016, we issued 323,278 Units and collected net proceeds of approximately $287.8 million from our Follow-On Offering.

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

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or real estate loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest not more than 20% of our assets, subject to any temporary increase unanimously approved by our board of directors, in other real estate related investments such as grocery-anchored shopping centers, senior mortgage loans, subordinate loans or real estate loans secured by interests in grocery-anchored related assets, membership or partnership interests in grocery-anchored shopping centers and other grocery-anchored related assets as determined by our Manager as appropriate for us.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 96.5% interest as of September 30, 2016. New Market Properties, LLC, a wholly-owned subsidiary of the Operating Partnership, owns and conducts the business of our grocery-anchored shopping center properties.

Properties

At September 30, 2016, we were the sole owner of the following 23 multifamily communities, one student housing community and the approximate 96% owner of one multifamily community joint venture, which comprise our multifamily segment:

Property Name	Location	Year constructed	Number of units	Average Unit Size (sq. ft.)	Average Occupancy	Average Rent per Unit

Ashford Park	Atlanta, GA	1992	408	1,008	96.9%	$1,195
Lake Cameron	Raleigh, NC	1997	328	940	96.9%	$919
McNeil Ranch	Austin, TX	1999	192	1,071	92.6%	$1,240
Stone Rise	Philadelphia, PA	2008	216	1,079	94.7%	$1,448
Enclave at Vista Ridge	Dallas, TX	2003	300	1,079	94.8%	$1,146
Stoneridge Farms	Nashville, TN	2002	364	1,153	96.1%	$1,026
Vineyards	Houston, TX	2003	369	1,122	90.5%	$1,123
Avenues at Cypress	Houston, TX	2014	240	1,166	97.2%	$1,380
Avenues at Northpointe	Houston, TX	2013	280	1,154	93.7%	$1,359
Aster at Lely Resort	Naples, FL	2015	308	979	94.0%	$1,342
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001	94.3%	$1,568

Total/Average Same Store			3,242		94.7%

Summit Crossing	Atlanta, GA	2007	485	1,053	—%	$1,223
Sandstone Creek	Kansas City, KS	2000	364	1,135	—%	$1,035
CityPark View	Charlotte, NC	2014	284	948	—%	$1,063
Mansions at Creekside	San Antonio, TX	2014	395	974	94.9%	$1,155
Citi Lakes	Orlando, FL	2014	346	984	92.5%	$1,417
Lenox Portfolio	Nashville, TN	2009-2015	474	886	97.7%	$1,165
Stone Creek	Houston, TX	2009	246	852	—%	$1,001
Overton Rise	Atlanta, GA	2015	294	1,018	94.7%	$1,468
Baldwin Park	Orlando, FL	2008	528	1,069	—%	$1,423
Crosstown Walk	Tampa, FL	2014	342	980	92.2%	$1,181
Avalon Park	Orlando, FL	2008	487	1,394	—%	$1,319
Sorrel	Jacksonville, FL	2015	290	1,048	—%	$—

Total/Avg PAC Non-Same Store			4,535

Student housing community:
North by Northwest	Tallahassee, FL	2012	219	1,137	N/A	$2,289
Joint Venture:
City Vista	Pittsburgh, PA	2014	272	1,023	94.9%	$—

Total all PAC units			8,268		94.6%

For the three-month period ended September 30, 2016, our average occupancy was 94.6%. We define average occupancy as market rent reduced by vacancy losses, expressed as a percentage. All of our multifamily properties are included in this calculation except for properties which are not yet stabilized, which we define as properties having first achieved 93% physical occupancy, properties which are owned for less than the entire reporting period (Sorrel and City Vista), and properties which are undergoing significant capital projects or are adding additional phases (Summit Crossing, Stone Creek, Sandstone Creek, Baldwin Park, Avalon Park and City Park View).

At September 30, 2016, we were the sole owner of the following 30 grocery-anchored shopping centers, which comprise our retail segment:

Property name	Metropolitan area	Year built	GLA (1)		Percent leased (2)	Anchor tenant

Woodstock Crossing	Atlanta, GA	1994	66,122		92.6%	Kroger
Cherokee Plaza	Atlanta, GA	1958	102,864	102,864	100.0%	Kroger
Lakeland Plaza	Atlanta, GA	1990	301,711		92.3%	Sprouts/Belk
Powder Springs	Atlanta, GA	1999	77,853		92.8%	Publix
Royal Lakes Marketplace	Atlanta, GA	2008	119,493		84.4%	Kroger
Sandy Plains Exchange	Atlanta, GA	1997	72,784	72,784	100.0%	Publix
Summit Point	Atlanta, GA	2004	111,970		80.4%	Publix
Thompson Bridge Commons	Atlanta, GA	2001	92,587	92,587	97.3%	Kroger
Wade Green Village	Atlanta, GA	1993	74,978		89.7%	Publix
East Gate Shopping Center	Augusta, GA	1995	75,716		89.5%	Publix
Fury's Ferry	Augusta, GA	1996	70,458		91.0%	Publix
Parkway Centre	Columbus, GA	1999	53,088		97.4%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570		100.0%	Publix
Parkway Town Centre	Nashville, TN	2005	65,587		95.4%	Publix
Salem Cove	Nashville, TN	2010	62,356		97.8%	Publix
The Market at Victory Village	Nashville, TN	2007	71,300		98.5%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095		95.8%	The Fresh Market
Sweetgrass Corner	Charleston, SC	1999	89,124		100.0%	Bi-Lo
Anderson Central	Greenville Spartanburg, SC	1999	223,211		97.1%	Walmart
Fairview Market	Greenville Spartanburg, SC	1998	53,888		96.8%	Publix
Rosewood Shopping Center	Columbia, SC	2002	36,887		90.2%	Publix
Heritage Station	Raleigh, NC	2004	72,946	72,946	100.0%	Harris Teeter
Shoppes of Parkland	Miami, FL	2000	145,720	145,720	95.0%	BJ's Wholesale Club
Barclay Crossing	Tampa, FL	1998	54,958		100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966		95.5%	Publix
University Palms	Orlando, FL	1993	99,172	99,172	98.4%	Publix
Kingwood Glen	Houston, TX	1998	103,397		100.0%	Kroger
Independence Square	Dallas, TX	1977	140,218		91.5%	Tom Thumb
Oak Park Village	San Antonio, TX	1970	64,287	64,287	100.0%	H.E.B.
Southgate Village	Birmingham, AL	1988	75,092		100.0%	Publix

			2,912,398
(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) As of September 30, 2016, our retail portfolio was 94.9% leased. Percent leased represents the percentage of GLA that is leased, including noncancelable lease agreements that have been signed which have not yet commenced.
At September 30, 2016, we were also the sole owner of a nine-story, approximate 169,500 square foot class A office building located in Birmingham, Alabama.
Industry Outlook

                We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2016, with continued job growth and improvements in consumer confidence. We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector. If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to measurably improve upon. The pipeline of new multifamily construction, although increasing, has been relatively measured in most of our markets. Nationally, new multifamily construction is currently at or slightly above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets, which in many of our markets has offset or exceeded the new supply coming online. The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain further increases in multifamily supply. We believe that a potential reversal in the recent trend on declining cap rates in the multifamily sector may be in the offing. The rising cost of private capital, less debt capital available from traditional commercial banks for real estate loans and a softening of the market in some “Gateway” cities have all put pressure on the pricing dynamic in multifamily transactions.  This could lead to an increase in capitalization rates and a softening price environment, and if this were to occur, then our pipeline of candidate multifamily property acquisitions with returns meeting our investment objectives may expand.

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
Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 30 to 50 years for buildings, 5 to 20 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. Repairs, maintenance and resident turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized and depreciated over the items' estimated useful lives. Repairs, maintenance and resident turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
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
The fair values of in-place leases for retail shopping centers and office buildings represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is estimated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized to expense over the remaining term of the respective leases. The fair values of above-market and below-market in-place leases for retail shopping centers and office buildings are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market leases and in place leases are included in the acquired intangible assets line of the consolidated balance sheets. Both above-market and below-market lease values are amortized as adjustments to rental revenue over the remaining term of the respective leases for office buildings. The amortization period for retail shopping center leases is the remaining lease term plus any below market probable renewal options.
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

Impairment of Loans and Notes Receivable. We monitor the progress of underlying real estate development projects which are partially financed by our real estate loans and certain of our notes receivable. Draws of interest included in these loans and notes are monitored versus the budgeted amounts, and the progress of projects are monitored versus the estimates in the project timeline. Changes in circumstances could indicate that the carrying amounts of our loans and notes receivable may not be recoverable or realized. Receivables are deemed to be impaired when conditions arise that cause the collection of all interest and principal amounts due according to the terms of the instrument to be improbable. If, based on this analysis, we do not believe that we will be able to collect the amounts due from a loan or note, we record a valuation allowance to the extent that the carrying value exceeds its estimated fair value. Fair market value is determined based on a discounted cash flow analysis and is substantiated by an independent appraisal of the collateral if necessary. This analysis requires us to use future estimates of progress of a project versus its budget, local and national economic conditions and discount rates. The use of different assumptions would result in variations of the values of the loans and notes which could impact the amount of our net income and our assets on our consolidated balance sheets.

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

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan using the effective interest method. Loan origination fees received from borrowers as incentive to extend the real estate loans, (excluding the amounts paid to the Manager) are amortized over the life of the loan as an additive adjustment to interest income. We stop accruing interest on loans when circumstances indicate that it is probable that the ultimate collection of all principal and interest due according to the loan agreement will not be realized, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 ("ASU 2014-15"), Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance establishes a requirement that management evaluate the entity's ability to continue as a going concern and requires certain disclosures should substantial doubt exist about the entity's viability. ASU 2014-15 is effective on January 1, 2017 and the Company expects to adopt the new guidance on that date and does not expected the adoption of ASU 2014-15 to materially impact the Company’s consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), Statement of Cash Flows—(Topic 326): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies or establishes guidance for the presentation of various cash transactions on the statement of cash flows. The portion of the guidance applicable to the Company's business activities include the requirement that cash payments for debt prepayment or debt extinguishment costs be presented as cash out flows for financing activities. The standard is effective for the Company on January 1, 2018. The Company does not expect the adoption of ASU 2016-15 to materially impact the Company’s consolidated financial statements.

Results of Operations

The highlights of our third quarter 2016 operating results included:

•
During the third quarter 2016, we acquired a 290-unit multifamily community located in Jacksonville, Florida and converted our City Vista real estate loan into an approximate 96% ownership interest in a joint venture which owns the underlying 272-unit multifamily community located in Pittsburgh, Pennsylvania. We also acquired eight grocery-anchored shopping centers located in Georgia, Florida, Texas, and North Carolina, comprising approximately 952,000 aggregate square feet of gross leasable area and a nine-story, 169,500 square foot class A office building located in Birmingham, Alabama.

•
During the third quarter 2016, we closed on a real estate investment loan of up to approximately $21.1 million in support of a proposed 271-unit multifamily community to be located in Birmingham, Alabama and a land loan of up to $4.0 million in partial support of a proposed 224-unit multifamily community to be located in Fort Myers, Florida.

•
With the closing of the acquisitions referenced above, as of September 30, 2016 we owned 24 multifamily communities consisting of an aggregate of 8,049 units, one 219-unit student housing community, one class A office building comprising 169,500 square feet, and 30 grocery-anchored shopping centers comprising an aggregate of approximately 2,913,000 square feet of gross leasable area. Upon completion of all the projects partially financed by our real estate loan portfolio and if we were to acquire all of the underlying properties, we would own 20 additional multifamily communities, comprising an aggregate of 4,902 units, including seven student housing communities comprising an aggregate of 4,806 beds in 1,542 units and one additional retail shopping center comprising approximately 212,800 square feet of gross leasable area. We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties.

Financial Highlights

Our operating results are presented below. Core Funds From Operations Attributable to Common Stockholders and Unitholders("Core FFO"), which we previously referred to as Normalized Funds From Operations, excludes acquisition costs and certain other costs not representative of our ongoing operations.

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% change	2016	2015	% change

Revenues	$53,537,337	$29,955,693	78.7%	$141,127,062	$75,389,035	87.2%

Per share data:
Net loss (1)	$(0.56)	$(0.31)	(80.6)%	$(1.45)	$(0.65)	(123.1)%

FFO (2)	$0.31	$0.16	93.8%	$0.66	$0.53	24.5%

Core FFO (2)	$0.38	$0.32	18.8%	$0.99	$0.82	20.7%

Dividends (3)	$0.2025	$0.18	12.5%	$0.5975	$0.535	11.7%

(1) Per weighted average share of Common Stock outstanding for the periods indicated. See Definitions of Non-GAAP and Other Measures later within this "Results of Operations" section.
(2) FFO and Core FFO are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

•
For the third quarter 2016, our Core FFO payout ratio to our Common Stockholders and Unitholders was approximately 54.5% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 91.5%. (1)

•
For the third quarter 2016, our Core FFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 53.7% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 66.1%. (1)

•
Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders, or AFFO, was $0.90 per share for the nine months ended September 30, 2016, an increase of 21.6% from $0.74 per share for the same 2015 period. AFFO is calculated after deductions for all preferred dividends. AFFO was $0.22 per share for the third quarter 2016, no change from $0.22 per share for the third quarter 2015.

•	At September 30, 2016, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 58.6%.

•	Cash flow from operations for the third quarter 2016 was approximately $21.0 million, an increase of approximately $11.1 million, or 112.3%, compared to approximately $9.9 million for the third quarter 2015.

During the nine months ended September 30, 2016, we acquired the following real estate assets:

Acquisition date	Multifamily communities	Location	Units

8/24/2016	Sorrel	Jacksonville, FL	290
7/1/2016	City Vista (1)	Pittsburgh, PA	272
6/1/2016	North by Northwest (2)	Tallahassee, FL	219
5/31/2016	Avalon Park	Orlando, FL	487
2/1/2016	Overton Rise	Atlanta, GA	294
1/15/2016	Crosstown Walk	Tampa, FL	342
1/5/2016	Baldwin Park	Orlando, FL	528

			2,432

(1) We own an approximate 96% equity interest in Oxford City Vista Development LLC, which owns the subject property.
(2) A student housing community located adjacent to the campus of Florida State University in Tallahassee, Florida.

Acquisition date	Grocery anchored shopping centers		Market	Gross leasable area (square feet)

8/8/2016	University Palms	(1)	Orlando, FL	99,172
8/8/2016	Cherokee Plaza	(1)	Atlanta, GA	102,864
8/8/2016	Sandy Plains Exchange	(1)	Atlanta, GA	72,784
8/8/2016	Thompson Bridge Commons	(1)	Atlanta, GA	92,587
8/8/2016	Heritage Station	(1)	Winston-Salem, NC	72,946
8/8/2016	Oak Park Village	(1)	San Antonio, TX	64,287
8/8/2016	Shoppes of Parkland	(1)	Fort Lauderdale, FL	145,720
7/15/2016	Lakeland Plaza		Atlanta, GA	301,711
5/16/2016	The Market at Victory Village		Nashville, TN	71,300
4/29/2016	Anderson Central	(2)	Greenville-Anderson, SC MSA	223,211
4/29/2016	East Gate Shopping Center	(2)	Augusta, Georgia MSA	75,716
4/29/2016	Fairview Market	(2)	Greenville, SC	53,888
4/29/2016	Fury's Ferry	(2)	Augusta, GA	70,458
4/29/2016	Rosewood Shopping Center	(2)	Columbia, SC	36,887
4/29/2016	Southgate Village	(2)	Birmingham, AL	75,092
2/29/2016	Wade Green Village		Atlanta, GA	74,978

				1,633,601

(1) Collectively referred to as the Sunbelt 7 Portfolio.
(2) Collectively referred to as the Southeastern 6 Portfolio.

In addition, on August 29, 2016, we acquired a 169,500 square foot class A office building located in Birmingham, Alabama.

Three Months and Nine Months Ended September 30, 2016 compared to 2015

The following discussion and tabular presentations highlight the major drivers behind the line item changes by reportable segment in our results of operations for the three months and nine months ended September 30, 2016 versus 2015.

	Three months ended September 30,		Change inc (dec)
Preferred Apartment Communities, Inc.	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$37,319,207	$19,442,628	$17,876,579	91.9%
Other property revenues	5,221,887	2,558,185	$2,663,702	104.1%
Interest income on loans and notes receivable	7,194,742	5,909,907	$1,284,835	21.7%
Interest income from related parties	3,801,501	2,044,973	$1,756,528	85.9%
Total revenues	53,537,337	29,955,693	$23,581,644	78.7%

Operating expenses:
Property operating and maintenance	5,504,848	3,097,080	$2,407,768	77.7%
Property salary and benefits reimbursement to related party	2,808,402	1,688,347	$1,120,055	66.3%
Property management fees to related parties	1,724,411	857,294	$867,117	101.1%
Real estate taxes	4,789,085	2,506,885	$2,282,200	91.0%
General and administrative	1,144,256	632,164	$512,092	81.0%
Equity compensation to directors and executives	638,414	593,417	$44,997	7.6%
Depreciation and amortization	21,664,363	10,536,486	$11,127,877	105.6%
Acquisition and pursuit costs	1,036,171	1,783,708	$(747,537)	(41.9)%
Acquisition fees to related parties	321,366	1,541,250	$(1,219,884)	(79.1)%
Asset management fees to related parties	3,759,084	1,908,742	$1,850,342	96.9%
Insurance, professional fees and other	1,338,343	1,062,687	$275,656	25.9%

Total operating expenses	44,728,743	26,208,060	$18,520,683	70.7%
Contingent asset management and general and
administrative expense fees	(736,960)	(373,360)	$(363,600)	97.4%
Net operating expenses	43,991,783	25,834,700	$18,157,083	70.3%
Operating income	9,545,554	4,120,993	$5,424,561	131.6%
Less interest expense	12,234,174	5,818,760	$6,415,414	110.3%

Net loss	$(2,688,620)	$(1,697,767)	$(990,853)	58.4%

	Nine months ended September 30,		Change inc (dec)
Preferred Apartment Communities, Inc.	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$96,541,544	$47,304,230	$49,237,314	104.1%
Other property revenues	13,290,330	6,685,752	$6,604,578	98.8%
Interest income on loans and notes receivable	20,984,625	16,367,864	$4,616,761	28.2%
Interest income from related parties	10,310,563	5,031,189	$5,279,374	104.9%
Total revenues	141,127,062	75,389,035	$65,738,027	87.2%

Operating expenses:
Property operating and maintenance	13,883,133	7,722,017	$6,161,116	79.8%
Property salary and benefits reimbursement to related party	7,688,470	4,114,752	$3,573,718	86.9%
Property management fees to related parties	4,308,841	2,082,839	$2,226,002	106.9%
Real estate taxes	15,457,134	6,911,034	$8,546,100	123.7%
General and administrative	3,255,728	1,553,666	$1,702,062	109.6%
Equity compensation to directors and executives	1,867,706	1,761,268	$106,438	6.0%
Depreciation and amortization	54,981,064	26,409,763	$28,571,301	108.2%
Acquisition and pursuit costs	6,179,442	2,876,642	$3,302,800	114.8%
Acquisition fees to related parties	706,422	3,400,021	$(2,693,599)	(79.2)%
Asset management fees to related parties	9,484,161	4,830,588	$4,653,573	96.3%
Insurance, professional fees and other	4,216,838	2,412,441	$1,804,397	74.8%

Total operating expenses	122,028,939	64,075,031	$57,953,908	90.4%
Contingent asset management and general and
administrative expense fees	(1,458,245)	(1,528,479)	$70,234	(4.6)%

Net operating expenses	120,570,694	62,546,552	$58,024,142	92.8%
Operating income	20,556,368	12,842,483	$7,713,885	60.1%
Less interest expense	30,688,505	14,884,343	$15,804,162	106.2%
Gain on sale of real estate	4,271,506	—	$4,271,506	—
Net loss	$(5,860,631)	$(2,041,860)	$(3,818,771)	187.0%

New Market Properties, LLC

Our retail business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a proposed shopping center in the Atlanta, Georgia market. These assets are owned by our wholly-owned subsidiary, New Market Properties, LLC, which we intend to spin off upon attainment of sufficient size and if warranted by market conditions. Comparative statements of operations of New Market Properties, LLC for the three-month and nine month periods ended September 30, 2016 and 2015 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

	Three months ended September 30,		Change inc (dec)
New Market Properties, LLC	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$7,767,052	$2,662,113	$5,104,939	191.8%
Other property revenues	2,006,143	714,166	1,291,977	180.9%
Interest income on loans and notes receivable	420,648	132,878	287,770	216.6%
Interest income from related parties	—	—	—	—%
Total revenues	10,193,843	3,509,157	6,684,686	190.5%

Operating expenses:
Property operating and maintenance	904,877	373,215	531,662	142.5%
Property management fees	332,869	118,613	214,256	180.6%
Real estate taxes	950,444	304,997	645,447	211.6%
General and administrative	150,039	48,667	101,372	208.3%
Equity compensation executive	20,356	72,071	(51,715)	(71.8)%
Depreciation and amortization	5,452,491	1,816,634	3,635,857	200.1%
Acquisition and pursuit costs	192,433	436,049	(243,616)	(55.9)%
Acquisition fees to related parties	204,246	345,750	(141,504)	(40.9)%
Asset management fees to related parties	775,794	251,972	523,822	207.9%
Insurance, professional fees and other	148,656	86,512	62,144	71.8%
Total operating expenses	9,132,205	3,854,480	5,277,725	136.9%
Contingent asset management and general and
administrative expense fees	(88,097)	(89,987)	1,890	(2.1)%
Net operating expenses	9,044,108	3,764,493	5,279,615	140.2%

Operating income	1,149,735	(255,336)	1,405,071	(550.3)%
Less: interest expense	2,615,925	844,472	1,771,453	209.8%

Net income	$(1,466,190)	$(1,099,808)	$(366,382)	33.3%

	Nine months ended September 30,		Change inc (dec)
New Market Properties, LLC	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$16,718,701	$7,122,580	$9,596,121	134.7%
Other property revenues	4,658,688	2,153,219	2,505,469	116.4%
Interest income on loans and notes receivable	1,338,071	132,878	1,205,193	907.0%
Total revenues	22,715,460	9,408,677	13,306,783	141.4%

Operating expenses:
Property operating and maintenance	2,078,128	1,176,697	901,431	76.6%
Property management fees	741,221	322,529	418,692	129.8%
Real estate taxes	2,376,099	951,990	1,424,109	149.6%
General and administrative	350,930	143,626	207,304	144.3%
Equity compensation to executive	60,289	213,912	(153,623)	(71.8)%
Depreciation and amortization	11,997,671	4,882,862	7,114,809	145.7%
Acquisition and pursuit costs	1,267,631	595,764	671,867	112.8%
Acquisition fees to related parties	589,302	345,750	243,552	70.4%
Asset management fees to related parties	1,689,601	678,622	1,010,979	149.0%
Insurance, professional fees and other	353,835	236,777	117,058	49.4%
Total operating expenses	21,504,707	9,548,529	11,956,178	125.2%
Contingent asset management and general and
administrative expense fees	(255,281)	(259,282)	4,001	(1.5)%
Net operating expenses	21,249,426	9,289,247	11,960,179	128.8%

Operating income	1,466,034	119,430	1,346,604	1,127.5%
Less: interest expense	5,588,947	2,391,479	3,197,468	133.7%

Net income	$(4,122,913)	$(2,272,049)	$(1,850,864)	81.5%
Rental and other property revenues and property operating expenses for the three-month and nine-month periods ended September 30, 2016 increased versus the corresponding prior year periods primarily due to property acquisitions completed since the end of the third quarter 2015, which are listed in the following table:

Property	Type	Date of acquisition

Stone Creek	Multifamily community	11/12/2015
Lenox Portfolio	Three multifamily communities	12/21/2015
Baldwin Park	Multifamily community	1/5/2016
Crosstown Walk	Multifamily community	1/15/2016
Overton Rise	Multifamily community	2/1/2016
Avalon Park	Multifamily community	5/31/2016
North by Northwest	Student housing project	6/1/2016
City Vista	Multifamily community	7/1/2016
Sorrell	Multifamily community	8/24/2016
Summit Point	Grocery-anchored shopping center	10/30/2015
Overlook at Hamilton Place	Grocery-anchored shopping center	12/22/2015
Wade Green Village	Grocery-anchored shopping center	2/29/2016
Southeastern Six Portfolio	Six grocery-anchored shopping centers	4/29/2016
The Market at Victory Village	Grocery-anchored shopping center	5/16/2016
Lakeland Plaza	Grocery-anchored shopping center	7/15/2016
Sunbelt 7 Portfolio	Seven grocery-anchored shopping centers	8/8/2016
Brookwood	Class A office building	8/29/2016

Revenues

Rental revenues increased for the three months and nine months ended September 30, 2016 from the comparable 2015 periods primarily due to acquisitions shown in the following table:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
Rental revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Increases attributable to:
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	$4,460,000	24.9%	$13,065,000	26.5%
Stone Creek and Lenox Portfolio	2,539,000	14.2%	7,500,000	15.2%
Avenues at Creekside and Citi Lakes	1,259,000	7.0%	6,247,000	12.7%
Lakewood Ranch, Aster at Lely, and CityPark View	66,000	0.4%	5,864,000	11.9%
North by Northwest and Avalon Park	3,287,000	18.4%	4,386,000	8.9%
City Vista and Sorrel	1,524,000	8.5%	1,524,000	3.1%
Other	(362,000)	(2.0)%	1,055,000	2.1%
Total	12,773,000	71.4%	39,641,000	80.5%

New Market Properties	5,104,000	28.6%	9,596,000	19.5%

Total	$17,877,000	100.0%	$49,237,000	100.0%

Rental revenues are directly impacted by occupancy levels. Our average occupancy was 94.6% and 96.0% for the three-month periods ended September 30, 2016 and 2015, respectively. We define average occupancy as market rent reduced by vacancy losses expressed as a percentage within our multifamily communities segment.

Our New Market Properties portfolio of grocery-anchored shopping centers was 94.9% and 94.1% leased as of September 30, 2016 and 2015, respectively. We define percent leased as the percentage of gross leasable area that is leased, including lease agreements that have been signed which have not yet commenced.

Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. Other revenues from our grocery-anchored shopping centers include tenant reimbursements to us for common area maintenance, real estate tax, property insurance and utility reimbursements. The increase in other property revenues for the nine-month period ended September 30, 2016 versus 2015 was also due primarily to the acquisitions listed above.

Interest income from our real estate loans increased substantially for the three-month and nine-month periods ended September 30, 2016 versus 2015, primarily due to the addition of 11 real estate loans and bridge loans since September 30, 2015, partially offset by the repayment or settlement of 6 loans in connection with the acquisition of the underlying properties. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate investment loans, bridge loans, and lines of credit receivable was approximately $342.4 million at September 30, 2016 and $237.1 million at September 30, 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	Amounts (rounded to 000s):		Amounts (rounded to 000s):
Real estate loan investments:
Current interest payments	$5,903,000	$4,119,000	$16,913,000	$14,749,000
Additional accrued interest received	3,918,000	3,182,000	10,634,000	4,642,000
Deferred loan fee revenue	201,000	—	637,000	—
Total real estate loan investment revenue	10,022,000	7,301,000	28,184,000	19,391,000
Interest income on notes and lines of credit	974,000	654,000	3,111,000	2,008,000

Interest income on loans and notes receivable	$10,996,000	$7,955,000	$31,295,000	$21,399,000

Property operating and maintenance expense

As shown in the following table, expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by the multifamily and retail properties which were acquired since September 30, 2015. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
Property operating and maintenance expenses	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Increases attributable to:
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	$576,000	23.9%	$1,561,000	25.3%
Stone Creek and Lenox Portfolio	307,000	12.7%	936,000	15.2%
Avenues at Creekside and Citi Lakes	196,000	8.1%	874,000	14.2%
Lakewood Ranch, Aster at Lely, and CityPark View	40,000	1.7%	750,000	12.2%
North by Northwest and Avalon Park	638,000	26.5%	765,000	12.4%
City Vista and Sorrel	225,000	9.3%	225,000	3.7%
Other	(105,000)	(4.4)%	149,000	2.4%
Total	1,877,000	77.9%	5,260,000	85.4%

New Market Properties	531,000	22.1%	901,000	14.6%

Total	$2,408,000	100.0%	$6,161,000	100.0%

Property Salary and Benefits Reimbursement to Related Party

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by the multifamily properties acquired since September 30, 2015, as shown in the following table. The number of employees assigned by our property manager to our multifamily communities at September 30, 2016 is not expected to change materially over the foreseeable future.

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property salary and benefits reimbursement to related party:
Baldwin Park, Crosstown Walk, and Overton Rise	$387,000	34.6%	$1,088,000	30.4%
Stone Creek and Lenox Portfolio	258,000	23.0%	795,000	22.2%
Avenues at Creekside and Citi Lakes	120,000	10.7%	629,000	17.6%
Lakewood Ranch, Aster at Lely, and CityPark View	(19,000)	(1.7)%	479,000	13.4%
North by Northwest and Avalon Park	299,000	26.7%	410,000	11.5%
City Vista and Sorrel	140,000	12.5%	140,000	3.9%
Other	(65,000)	(5.8)%	33,000	1.0%

Total	$1,120,000	100.0%	$3,574,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for retail assets, property management fees are generally 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. The increases were primarily due to properties acquired since September 30, 2015, as shown in the following table:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Property management fees:
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	$195,000	22.5%	$555,000	24.9%
Stone Creek and Lenox Portfolio	115,000	13.3%	333,000	15.0%
Avenues at Creekside and Citi Lakes	66,000	7.6%	284,000	12.8%
Lakewood Ranch, Aster at Lely, and CityPark View	16,000	1.8%	277,000	12.4%
North by Northwest and Avalon Park	180,000	20.8%	181,000	8.1%
City Vista and Sorrel	61,000	7.0%	77,000	3.5%
Other	20,000	2.2%	100,000	4.5%
	653,000	75.2%	1,807,000	81.2%

New Market Properties	214,000	24.8%	419,000	18.8%

Total	$867,000	100.0%	$2,226,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions made since September 30, 2015, as shown in the following table:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Real estate taxes:
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	$627,000	27.5%	$2,397,000	28.0%
Stone Creek and Lenox Portfolio	218,000	9.6%	1,150,000	13.5%
Avenues at Creekside and Citi Lakes	182,000	8.0%	1,338,000	15.7%
Lakewood Ranch, Aster at Lely, and CityPark View	(60,000)	(2.6)%	633,000	7.4%
North by Northwest and Avalon Park	470,000	20.6%	618,000	7.2%
City Vista and Sorrel	247,000	10.8%	247,000	2.9%
Other	(47,000)	(2.1)%	739,000	8.6%
Total	1,637,000	71.8%	7,122,000	83.3%

New Market Properties	645,000	28.2%	1,424,000	16.7%

Total	$2,282,000	100.0%	$8,546,000	100.0%

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.

General and Administrative

The increases in general and administrative expenses were primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired since September 30, 2015, as shown in the following table:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
General and administrative expenses:
Taxes, licenses & fees	$98,000	19.1%	$291,000	17.1%
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	127,000	24.8%	371,000	21.8%
Stone Creek and Lenox Portfolio	79,000	15.4%	252,000	14.8%
Avenues at Creekside and Citi Lakes	(2,000)	(0.4)%	123,000	7.2%
Lakewood Ranch, Aster at Lely, and CityPark View	24,000	4.7%	218,000	12.8%
North by Northwest and Avalon Park	70,000	13.7%	90,000	5.3%
City Vista and Sorrel	40,000	7.8%	40,000	2.4%
Other	(25,000)	(4.8)%	110,000	6.5%
	—		—
	411,000	80.3%	1,495,000	87.9%

New Market Properties	101,000	19.7%	207,000	12.1%

Total	$512,000	100.0%	$1,702,000	100.0%

Equity compensation to directors and executives

Equity compensation expense by grant was as follows in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Quarterly board member committee fee grants	$18,030	$18,018	$48,021	$41,917
Class B Unit awards:
Executive officers - 2014	—	—	—	3,825
Executive officers - 2015	—	495,399	5,236	1,474,872
Executive officers - 2016	517,884	—	1,536,946	—
Restricted stock grants:
2014	—	—	—	107,321
2015	—	80,000	106,670	133,333
2016	102,500	—	170,833	—

Total	$638,414	$593,417	$1,867,706	$1,761,268

Depreciation and amortization

The net increases in depreciation and amortization were driven primarily by the additional depreciable assets from the acquisitions made since September 30, 2015, as shown below:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Amount (rounded to 000s):	Percent of total	Amount (rounded to 000s):	Percent of total
Multifamily:
Baldwin Park, Crosstown Walk, and Overton Rise
Depreciation	$2,059,000	9.5%	$5,581,000	10.2%
Amortization of intangible assets	1,880,000	8.7%	5,477,000	10.0%
Stone Creek and Lenox Portfolio
Depreciation	1,138,000	5.3%	3,474,000	6.3%
Amortization of intangible assets	137,000	0.6%	2,064,000	3.8%
Creekside and Citi Lakes
Depreciation	1,225,000	5.7%	3,656,000	6.6%
Amortization of intangible assets	—	—%	645,000	1.2%
Lakewood Ranch, Aster at Lely, and CityPark View
Depreciation	1,355,000	6.3%	4,061,000	7.4%
Amortization of intangible assets	1,000	—%	2,000	—%
North by Northwest and Avalon Park
Depreciation	1,492,000	6.9%	2,069,000	3.8%
Amortization of intangible assets	1,086,000	5.0%	1,495,000	2.7%
City Vista and Sorrel
Depreciation	678,000	3.1%	678,000	1.2%
Amortization of intangible assets	771,000	3.6%	771,000	1.4%
Other	4,390,000	20.3%	13,011,000	23.7%
Total Multifamily	16,212,000	75.0%	42,984,000	78.3%

New Market Properties	5,452,000	25.0%	11,997,000	21.7%

Total	$21,664,000	100.0%	$54,981,000	100.0%

Acquisition and pursuit costs and fees to related parties

Acquisition and pursuit costs and acquisition fees consisted of:

	Three months ended September 30, 2016
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Multifamily communities:
City Vista and Sorrel	$465,000	$65,000	$530,000
Other	72,000	—	72,000
Total	537,000	65,000	602,000

New Market Properties:
Sunbelt 7 Portfolio	138,000	156,000	294,000
Lakeland Plaza	55,000	48,000	103,000

Total	193,000	204,000	397,000
Brookwood	306,000	52,000	358,000

Total	$1,036,000	$321,000	$1,357,000

	Three months ended September 30, 2015
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Multifamily communities:
Lakewood Ranch, Aster at Lely, and CityPark View	$21,000	$—	$21,000
Houston Portfolio	5,000	—	5,000
Avenues at Creekside and Citi Lakes	1,215,000	1,196,000	2,411,000
Stone Creek and Lenox Portfolio	104,000	—	104,000
Other	2,000	—	2,000
Total	1,347,000	1,196,000	2,543,000

New Market Properties:			—
Royal Lakes Marketplace	32,000	165,000	197,000
Independence Square	283,000	180,000	463,000
Overlook at Hamilton and Summit Point	122,000	—	122,000
Total	437,000	345,000	782,000

Total	$1,784,000	$1,541,000	$3,325,000

	Nine months ended September 30, 2016
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	$2,259,000	$—	$2,259,000
North by Northwest and Avalon Park	1,716,000	—	1,716,000
City Vista and Sorrel	481,000	65,000	546,000
Other	123,000	—	123,000
Total	4,579,000	65,000	4,644,000

New Market Properties:
Wade Green	183,000	111,000	294,000
Southeastern Six Portfolio	364,000	274,000	638,000
Sunbelt 7 Portfolio	457,000	156,000	613,000
The Market at Victory Village and Lakeland Plaza	264,000	48,000	312,000
	1,268,000	589,000	1,857,000

Brookwood	332,000	52,000	384,000

Total	$6,179,000	$706,000	$6,885,000

	Nine months ended September 30, 2015
Amount (rounded to 000s):	Acquisition fees	Other acquisition costs	Total acquisition costs
Multifamily communities:
Lakewood Ranch, Aster at Lely, and CityPark View	$504,000	$1,098,000	$1,602,000
Houston Portfolio	356,000	760,000	1,116,000
Avenues at Creekside and Citi Lakes	1,270,000	1,196,000	2,466,000
Stone Creek and Lenox Portfolio	109,000	—	109,000
Other	42,000	—	42,000
Total	2,281,000	3,054,000	5,335,000

New Market Properties:
Royal Lakes Marketplace	73,000	166,000	239,000
Independence Square	401,000	180,000	581,000
Other	122,000	—	122,000
Total	596,000	346,000	942,000

Total	$2,877,000	$3,400,000	$6,277,000

Beginning January 1, 2016, the Company replaced the acquisition fees which were paid to the Manager upon the closing of a property with loan coordination fees. Loan coordination fees are calculated as 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property, or of 63.0% of the purchase price, if the asset is not leveraged, and are governed by the Management Agreement. If debt is employed to partially finance the acquisition of the property at the closing of the acquisition transaction, then the portion of loan coordination fees attributable to debt financing are treated as deferred loan costs and are amortized over the lives of the loans. If the property is not leveraged at the time of acquisition, then the full loan coordination fee is recognized as an acquisition expense. Such adjustments are included in the interest expense line on the consolidated statements of operations. Acquisition fees paid to our Manager were calculated as 1% of the gross purchase price of the multifamily community, the retail asset, or of the principal amount of the real estate loan. These costs also include similar expenditures for services provided by third parties.

Asset management fees and general and administrative fees to related party

Asset management fees are equal to one-twelfth of 0.50% of the total value of assets, as adjusted. The general and administrative expense fee is equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquisitions made since September 30, 2015, as shown in the following table:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
Revenues:	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Increases attributable to:
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	$4,902,000	20.8%	$14,300,000	21.8%
Stone Creek and Lenox Portfolio	2,828,000	12.0%	8,351,000	12.7%
Avenues at Creekside and Citilakes	1,420,000	6.0%	6,937,000	10.6%
North by Northwest and Avalon Park	3,539,000	15.0%	4,673,000	7.1%
City Vista and Sorrel	1,679,000	7.1%	1,679,000	2.6%
Mezzanine loans	2,433,000	10.3%	7,587,000	11.5%
Other	96,000	0.4%	8,905,000	13.5%
Total	16,897,000	71.7%	52,432,000	79.8%

New Market Properties	6,685,000	28.3%	13,306,000	20.2%

Total	$23,582,000	100.0%	$65,738,000	100.0%

	As of
	September 30, 2016
	Increase
	Amount (rounded to 000s):	Percent of increase
Gross real estate assets:
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	$213,900,000	24.3%
Stone Creek and Lenox Portfolio	101,558,000	11.5%
North by Northwest and Avalon Park	135,766,000	15.4%
City Vista and Sorrel	92,255,000	10.5%
Other	8,354,000	0.9%
Total	551,833,000	62.7%

New Market Properties	328,618,000	37.3%

Total	$880,451,000	100.0%

Insurance, professional fees and other expenses

The increases consisted of:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Increase		Increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase

Insurance premiums:
Multifamily communities	$173,000	62.7%	$726,000	40.2%
New Market Properties	62,000	22.5%	117,000	6.5%
Other	84,000	30.4%	167,000	9.3%
Management agreement opinion	(128,000)	(46.4)%	293,000	16.2%
Audit and tax fees	132,000	47.8%	359,000	19.9%
Accounting software	56,000	20.3%	216,000	12.0%
Legal fees	(88,000)	(31.9)%	(56,000)	(3.1)%
Other	(15,000)	(5.4)%	(18,000)	(1.0)%

Total	$276,000	100.0%	$1,804,000	100.0%

Contingent asset management and general and administrative expense fees

The Manager may, in its discretion, elect to forego some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any such fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of $1,458,245 of combined asset management, general and administrative expense and property management fees attributable to the nine-month period ended September 30, 2016 and $3,596,068 cumulatively have been deemed contingent by the Manager. We will recognize any contingent fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of September 30, 2016, there was insufficient evidence to support recognition of these contingent fees; therefore, we have not recognized any expense for the contingent amounts.

Interest expense

The increases consisted of:

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Increase		Increase
Interest expense:	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Increases attributable to:
Multifamily communities:
Baldwin Park, Crosstown Walk, and Overton Rise	$1,498,000	23.4%	$4,166,000	26.4%
Stone Creek and Lenox Portfolio	705,000	11.0%	2,129,000	13.5%
Avenues at Creekside and Citilakes	268,000	4.2%	1,341,000	8.5%
Lakewood Ranch, Aster at Lely, and CityPark View	(19,000)	(0.3)%	1,437,000	9.1%
North by Northwest and Avalon Park	994,000	15.5%	1,337,000	8.5%
City Vista and Sorrel	497,000	7.7%	498,000	3.2%
KeyBank Operating LOC and Term Notes	826,000	12.9%	1,603,000	10.1%
Total	4,769,000	74.3%	12,511,000	79.2%

New Market Properties	1,772,000	27.6%	3,197,000	20.2%

Other	(126,000)	(1.9)%	96,000	0.6%

Total	$6,415,000	100.0%	$15,804,000	100.0%

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

Analysts, managers and investors make certain adjustments to reported net income amounts under U.S. GAAP in order to better assess these vehicles’ operating results. FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations,” which was most recently revised in 2012, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how Net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability.

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

Core Funds From Operations Attributable to Common Stockholders and Unitholders (“Core FFO”)

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, the Company incurs substantial costs related to property acquisitions, which are required under GAAP to be recognized as expenses when they are incurred. The Company adds back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions and beginning January 1, 2016, amortization of loan coordination fees to FFO in its calculation of Core FFO since such costs are not representative of our operating results. The Company also adds back any costs incurred related to the extension of our management agreement with our Manager, realized losses on debt extinguishment and any non-cash dividends in this calculation. Core FFO figures reported by us may not be comparable to those Core FFO figures reported by other companies.

We utilize Core FFO as a measure of the operating performance of our portfolio of real estate assets. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies that are not as involved in ongoing acquisition activities. Core FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders (“AFFO”)

AFFO makes further adjustments to Core FFO results in order to arrive at a more refined measure of operating and financial performance. There is no industry standard definition of AFFO and practice is divergent across the industry. The Company calculates AFFO as:

Core FFO, plus:
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

AFFO figures reported by us may not be comparable to those AFFO figures reported by other companies. We utilize AFFO as another measure of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.    FFO,Core FFO, and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Reconciliation of FFO, Core FFO, and AFFO
to Net Loss Attributable to Common Stockholders (A)

		Three months ended:
		09/30/2016	09/30/2015

Net loss attributable to common stockholders (See note 1)		$(13,624,001)	$(6,800,672)

Less:	Loss attributable to non-controlling interests (See note 2)	(86,484)	(15,289)
Add:	Depreciation of real estate assets	15,283,505	7,510,851
	Amortization of acquired real estate intangible assets and deferred leasing costs	6,243,815	2,982,982

FFO		7,816,835	3,677,872

Add:	Acquisition and pursuit costs	1,357,537	3,324,958
	Loan cost amortization on acquisition term note (See note 3)	26,937	—
	Amortization of loan coordination fees paid to the Manager (See note 4)	288,127	—
	Costs incurred from extension of management agreement with advisor (See note 6)	—	129,279

Core FFO		9,489,436	7,132,109

Add:	Non-cash equity compensation to directors and executives	638,414	593,417
	Amortization of loan closing costs (See note 5)	723,426	369,128
	Depreciation/amortization of non-real estate assets	137,043	42,653
	Net loan fees received (See note 7)	250,602	494,100
	Deferred interest income received (See note 8)	—	282,620
Less:	Non-cash loan interest income (See note 7)	(3,950,676)	(2,640,396)
	Abandoned pursuit costs	—	(39,657)
	Cash paid for loan closing costs	—	(433,195)
	Amortization of acquired real estate intangible liabilities (See note 9)	(643,123)	(304,608)
	Normally recurring capital expenditures and leasing costs (See note 10)	(993,684)	(462,638)

AFFO		$5,651,438	$5,033,533

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$4,992,038	$4,018,249
	Distributions to Unitholders (See note 2)	179,449	49,781
	Total	$5,171,487	$4,068,030

Common Stock dividends and Unitholder distributions per share		$0.2025	$0.18

FFO per weighted average basic share of Common Stock and Unit Outstanding		$0.31	$0.16
Core FFO per weighted average basic share of Common Stock and Unit Outstanding		$0.38	$0.32
AFFO per weighted average basic share of Common Stock and Unit Outstanding		$0.22	$0.22

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	24,340,791	22,292,217
	Class A Units	886,168	278,006
	Common Stock and Class A Units	25,226,959	22,570,223

	Diluted: (B)
	Common Stock and Class A Units	27,032,093	22,953,854

Actual shares of Common Stock outstanding, including 23,247 and 22,602 unvested shares
of restricted Common Stock at September 30, 2016 and 2015, respectively		24,681,281	22,323,804
Actual Class A Units outstanding		886,168	276,560
	Total	25,567,449	22,600,364

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 3.66% weighted average non-controlling interest in the Operating Partnership for the three-month period ended September 30, 2016.

(B) Since our Core FFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Reconciliation of FFO, Core FFO, and AFFO
to Net Loss Attributable to Common Stockholders (A)

		Nine months ended:
		09/30/2016	09/30/2015

Net loss attributable to common stockholders (See note 1)		$(34,039,743)	$(14,415,083)

Add:	Loss attributable to non-controlling interests (See note 2)	(175,045)	(20,712)
	Depreciation of real estate assets	39,006,354	18,951,905
	Amortization of acquired real estate intangible assets and deferred leasing costs	15,576,868	7,343,400
Less:	Gain on sale of real estate	(4,271,506)	—

FFO		16,096,928	11,859,510

Add:	Acquisition and pursuit costs	6,885,864	6,276,663
	Loan cost amortization on acquisition term note (See note 3)	139,744	96,658
	Amortization of loan coordination fees paid to the Manager (See note 4)	551,654	—
	Costs incurred from extension of management agreement with advisor (See note 6)	421,387	129,279

Core FFO		24,095,577	18,362,110

Add:	Non-cash equity compensation to directors and executives	1,867,706	1,761,268
	Amortization of loan closing costs (See note 5)	1,740,411	973,303
	Depreciation/amortization of non-real estate assets	397,843	114,458
	Net loan fees received (See note 7)	1,374,828	1,038,792
	Deferred interest income received (See note 8)	6,875,957	3,250,379
Less:	Non-cash loan interest income (See note 7)	(10,457,754)	(6,596,366)
	Abandoned pursuit costs	—	(39,657)
	Cash paid for loan closing costs	(13,276)	(529,853)
	Amortization of acquired real estate intangible liabilities (See note 9)	(1,714,792)	(695,177)
	Normally recurring capital expenditures and leasing costs (See note 10)	(2,180,123)	(1,012,440)
AFFO
		$21,986,377	$16,626,817
Common Stock dividends and distributions to Unitholders declared:
Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$14,200,114	$11,881,325
	Distributions to Unitholders (See note 2)	476,293	149,307
	Total	$14,676,407	$12,030,632

Common Stock dividends and Unitholder distributions per share		$0.5975	$0.535

FFO per weighted average basic share of Common Stock and Unit Outstanding		$0.66	$0.53
Core FFO per weighted average basic share of Common Stock and Unit Outstanding		$0.99	$0.82
AFFO per weighted average basic share of Common Stock and Unit Outstanding		$0.90	$0.74
Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	23,552,951	22,109,036
	Class A Units	796,710	279,481
	Common Stock and Class A Units	24,349,661	22,388,517

	Diluted: (B)	25,854,478	22,783,909
	Common Stock and Class A Units
Actual shares of Common Stock outstanding, including 23,247 and 22,602 unvested shares
of restricted Common Stock at September 30, 2016 and 2015, respectively		24,681,281	22,323,804
Actual Class A Units outstanding		886,168	276,560
	Total	25,567,449	22,600,364

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 3.27% weighted average non-controlling interest in the Operating Partnership for the nine-month period ended September 30, 2016.

(B) Since our Core FFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Notes to Reconciliation of FFO, Core FFO and AFFO to Net Loss Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month period ended September 30, 2016 include activity for the two multifamily communities and eight grocery-anchored shopping centers acquired during the third quarter 2016 only from their respective dates of acquisition. In addition, the 2016 period includes a full quarter of activity for the six multifamily communities, ten grocery-anchored shopping centers and one student housing community acquired during the fourth quarters of 2015 and the first and second quarters 2016. Rental and other property revenues and expenses for the three-month period ended September 30, 2015 include activity for the two multifamily communities and two grocery-anchored shopping centers only from their respective dates of acquisition during the third quarter 2015.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 886,168 Class A Units as of September 30, 2016. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 3.51% and 1.23% for the three-month periods ended September 30, 2016 and 2015, respectively and 3.27% and 1.25% for the nine-month periods ended September 30, 2016 and 2015, respectively.

3)
We incurred loan closing costs for the acquisition of the Village at Baldwin Park multifamily community during the first quarter 2016 on our $35 million acquisition term loan facility with Key Bank National Association, or 2016 Term Loan and on our $11 million term note. These costs were deferred and are being amortized over the life of the 2016 Term Loan. We also incurred loan closing costs for the acquisition of the Avenues at Northpointe and Avenues at Cypress multifamily communities in 2015 on our $32 million acquisition term loan facility with Key Bank National Association, or 2015 Term Loan. These costs were deferred and were amortized over the life of the 2015 Term Loan until it was repaid in full on May 12, 2015. Since the amortization expense of these deferred costs is similar in character to acquisition costs, they are therefore an additive adjustment in the calculation of Core FFO.

4)
We pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. The portion of the loan coordination fees attributable to the financing are amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of Core FFO. At September 30, 2016, aggregate unamortized loan costs were approximately $7.5 million, which will be amortized over a weighted average remaining loan life of approximately 7.1 years.

5)
We incurred legal costs pertaining to the extension of our management agreement with our Manager. The three-year extension was effective as of June 3, 2016. Such costs are an additive adjustment to FFO in our calculation of Core FFO.

6)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also for occasional amendments to our $135 million syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to Core FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At September 30, 2016, aggregate unamortized loan costs were approximately $18.3 million, which will be amortized over a weighted average remaining loan life of approximately 6.2 years.

7)
We receive loan fees in conjunction with the origination of certain real estate loans. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received in excess of amortization income, after the payment of acquisition fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold to a third party. This non-cash income is deducted from Core FFO in the calculation of AFFO.

8)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt during the periods presented of interest income which was earned and accrued prior to those periods presented on various real estate loans.

9)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. At September 30, 2016, the balance of unamortized below-market lease intangibles was approximately $19.2 million, which will be recognized over a weighted average remaining lease period of approximately 9.7 years.

10)
We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $1,140,891 and $1,480,968 for the three-month periods ended September 30, 2016 and 2015, respectively and $4,260,073 and $2,140,381 for the nine-month periods ended September 30, 2016 and 2015, respectively. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities and grocery-anchored shopping centers (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities and grocery-anchored shopping centers;

•	interest expense on and upcoming maturities of our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders;

•	cash redemptions that we may pay to our preferred stockholders, and

•	committed investments.

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
On August 5, 2016, we entered into a Fourth Amended and Restated Credit Agreement with Key Bank and the other lenders, or the Fourth Amended and Restated Credit Agreement, that (i) increased the borrowing capacity under our Revolving Line of Credit from $70 million to $135 million with the ability to further increase it to $300 million, subject to certain syndication and other requirements and (ii) extended the maturity date to August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein.

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

The Credit Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2016, we were in compliance with all covenants related to the Credit Facility, as shown in the table below.

Covenant (1)	Requirement		Result
Net worth	Minimum $686,921,700	(2)	$784,749,240
Debt yield	Minimum 8.0%		8.37%
Payout ratio	Maximum 95%	(3)	81.9%
Total leverage ratio	Maximum 65.0%		61.1%
Debt service coverage ratio	Minimum 1.50x		2.25x

(1) All covenants are as defined in the credit agreement for the Credit Facility.
(2) Minimum $686.9 million, plus 75% of the net proceeds of any equity offering, which totaled $745 million as of September 30, 2016.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2016, the maximum dividends and distributions allowed under this covenant was $62.4 million.

Interest expense for the Credit Facility was approximately $2.6 million (including deferred loan cost amortization of approximately $0.3 million) and the weighted average interest rate was 3.96% for the nine-month period ended September 30, 2016.

Our net cash provided by operating activities for the nine-month periods ended September 30, 2016 and 2015 was approximately $53.9 million and $28.2 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the nine multifamily communities and 18 grocery-anchored shopping centers we acquired since September 30, 2015, and an increase in cash collections of interest income from our larger portfolio of real estate loans, which grew from an aggregate carrying value of approximately $238 million at September 30, 2015 to approximately $341 million at September 30, 2016.

The majority of our revenue is derived from residents and tenants under existing leases at our multifamily communities, retail shopping centers and office building. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities, retail shopping centers and office buildings in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these multifamily communities, retail projects and office building; and (5) the ability of our residents and tenants to make their rental payments. We believe we are well positioned to take advantage of the recent improvements in real estate fundamentals, such as higher occupancy rates, positive new and renewal rates over expiring leases, a declining home ownership rate and a decline in turnover, which we believe are all positive developments in the real estate industry.

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

Our net cash used in investing activities was approximately $833.1 million and $385.7 million for the nine-month periods ended September 30, 2016 and 2015, respectively. Disbursements for property acquisitions rose from approximately $311.9 million for the nine months ended September 30, 2015 to approximately $740.1 million for the nine months ended September 30, 2016. Net deployments of cash for real estate loans and notes receivable were approximately $108.4 million in 2016, versus net disbursements for loans and notes receivable in the 2015 period of approximately $73.8 million.

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

For the nine-month period ended September 30, 2016, our capital expenditures were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily:
Summit Crossing	$—	$96,109	$96,109	$98,571	$194,680
Trail Creek	—	23,908	23,908	44,386	68,294
Stone Rise	—	60,737	60,737	56,003	116,740
Ashford Park	—	165,476	165,476	137,478	302,954
McNeil Ranch	—	10,554	10,554	63,220	73,774
Lake Cameron	—	71,845	71,845	83,241	155,086
Stoneridge	197,895	58,716	256,611	128,774	385,385
Vineyards	45,222	68,649	113,871	132,466	246,337
Enclave	159,576	18,320	177,896	111,351	289,247
Sandstone	89,857	70,300	160,157	137,320	297,477
Cypress	77,666	7,500	85,166	25,883	111,049
Northpointe	25,121	36,001	61,122	56,635	117,757
Lakewood Ranch	94,869	2,881	97,750	18,814	116,564
Aster at Lely	—	8,902	8,902	40,292	49,194
CityPark View	—	2,641	2,641	8,540	11,181
Mansions at Creekside	104,366	7,986	112,352	94,992	207,344
Citilakes	247,941	15,095	263,036	38,759	301,795
Stone Creek	118,923	3,675	122,598	41,975	164,573
Lenox Portfolio	28,246	3,049	31,295	82,954	114,249
Village at Baldwin Park	812,219	3,649	815,868	197,764	1,013,632
Crosstown Walk	—	24,053	24,053	42,134	66,187
Overton Rise	54,742	7,565	62,307	23,574	85,881
Avalon Park	29,572	7,221	36,793	83,366	120,159
City Vista	—	—	—	—	—
Sorrel	26,036	—	26,036	255	26,291

	2,112,251	774,832	2,887,083	1,748,747	4,635,830
Retail:
Woodstock Crossing	—	6,450	6,450	185	6,635
Parkway Town Centre	—	35,762	35,762	39,233	74,995
Spring Hill Plaza	—	—	—	2,743	2,743
Barclay Crossing	198,123	—	198,123	5,156	203,279
Deltona Landings	—	—	—	14,831	14,831
Kingwood Glen	—	40,977	40,977	23,520	64,497
Parkway Centre	—	25,032	25,032	71,391	96,423
Powder Springs	—	—	—	42,871	42,871
Sweetgrass Corner	—	—	—	40,189	40,189
Salem Cove	—	—	—	24,311	24,311
Independence Square	739,903	206,901	946,804	13,528	960,332
Royal Lakes Marketplace	—	—	—	24,445	24,445
Summit Point	24,465	36,983	61,448	10,300	71,748
The Overlook at Hamilton Place	—	—	—	11,478	11,478
Wade Green Village	58,397	—	58,397	7,434	65,831
East Gate Shopping Center	—	—	—	7,337	7,337
Fairview Market	—	—	—	2,800	2,800
Fury's Ferry	—	—	—	27,225	27,225
Southgate Village	—	—	—	40,554	40,554

	1,020,888	352,105	1,372,993	409,531	1,782,524

Student housing:
North by Northwest	—	—	—	22,609	22,609

	$3,133,139	$1,126,937	$4,260,076	$2,180,887	$6,440,963

For the nine-month period ended September 30, 2015, our capital expenditures were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily:
Summit Crossing	$—	$50,690	$50,690	$97,434	$148,124
Trail Creek	—	85,988	85,988	88,945	174,933
Stone Rise	—	30,384	30,384	81,160	111,544
Ashford Park	—	209,015	209,015	127,725	336,740
McNeil Ranch	—	7,093	7,093	46,619	53,712
Lake Cameron	—	70,380	70,380	91,466	161,846
Stoneridge	103,510	12,294	115,804	121,494	237,298
Vineyards	28,264	8,230	36,494	63,177	99,671
Enclave	—	14,258	14,258	94,584	108,842
Sandstone	265,070	4,874	269,944	102,623	372,567
Cypress	30,675	3,573	34,248	15,112	49,360
Northpointe	43,959	—	43,959	14,559	58,518
Lakewood Ranch	119,222	17,256	136,478	—	136,478
Aster at Lely	—	—	—	12,229	12,229
CityPark View	—	—	—	2,794	2,794
Mansions at Creekside	19,576	—	19,576	21,109	40,685
Citilakes	19,197	—	19,197	—	19,197

	629,473	514,035	1,143,508	981,030	2,124,538

Retail:
Woodstock	264,930	15,648	280,578	735	281,313
Parkway Town Centre	319,121	—	319,121	4,704	323,825
Spring Hill Plaza	30,040	3,800	33,840	—	33,840
Deltona Landings	—	—	—	1,409	1,409
Salem Cove	29,820	—	29,820	—	29,820
Kingwood Glen	326,207	7,307	333,514	19,079	352,593
Powder Springs	—	—	—	371	371
Sweetgrass Corner	—	—	—	98	98
Independence Square	—	—	—	5,015	5,015

	970,118	26,755	996,873	31,411	1,028,284

Total	$1,599,591	$540,790	$2,140,381	$1,012,441	$3,152,822

Net cash provided by financing activities was approximately $787.3 million and $362.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively. Our receipts of funds from mortgage financing transactions of asset acquisitions were approximately $479.5 million in the nine-month period ended September 30, 2016, versus $204.6 million for the nine-month period ended September 30, 2015. Net proceeds from our Follow-on Offering rose from approximately $173.5 million to $287.8 million in the 2016 period. We collected net proceeds from the exercise of Warrants of approximately $19.8 million during the 2016 period versus $1.2 million for the 2015 period. We also collected net proceeds from our ATM Offering of approximately $5.4 million for the nine-month period ended September 30, 2015 and $2.8 million in the 2016 period.

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

For the nine-month period ended September 30, 2016, our aggregate dividends and distributions paid totaled approximately $40.6 million and our cash flows from operating activities of approximately $53.9 million were more than sufficient to fund our cash dividend distributions for the nine months ended September 30, 2016. We expect our cash flow from operations for future periods to be sufficient to fund our quarterly Common Stock dividends and distributions to Class A Unitholders, as well as our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant acquisition costs, or periods of significant debt extinguishment charges.

At September 30, 2016, we had 24,658,034 issued and outstanding shares of Common Stock, an additional 23,247 shares of unvested restricted stock, and 886,168 outstanding Class A Units in our Operating Partnership, all of which are entitled to quarterly dividends or distributions, when and if declared by our board of directors. Our third quarter dividend declaration of $0.2025 per share represents a 12.5% increase from the dividend of $0.18 for the third quarter 2015. The annualized rate of growth from our first dividend of $0.125 per share following our initial public offering in April 2011 to the third quarter 2016 was approximately 11.9%.

Our board of directors reviews the Series A Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash. There can be no assurance that the Series A Preferred Stock dividends will consistently be paid in cash and dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our Follow-On Offering. At September 30, 2016, we had 802,032 outstanding shares of Series A Preferred Stock, which receive a monthly dividend of $5.00 per share.

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

On October 11, 2013, the SEC declared effective our Follow-On Offering Registration Statement for an offering of up to 900,000 Units to be offered from time to time on a “reasonable best efforts” basis. Except as described in the prospectus for the Follow-On Offering, the terms of the Follow-On Offering are substantially similar to the terms of the Primary Series A Offering. As of September 30, 2016, we had issued an aggregate of 809,460 Units from both our Primary Series A Offering which expired on December 31, 2013 and our Follow-On Offering. At September 30, 2016, we had 179,948 Units remaining available to be issued from our Follow-on Offering. For the nine-month period ended September 30, 2016, 1,516,320 shares of Common Stock were issued from the exercise of Warrants, which ultimately resulted in cash proceeds to us of approximately $16.2 million.

Aggregate offering expenses, including selling commissions and dealer manager fees, were approximately $93.5 million at September 30, 2016. These expenses will be capped at 11.5% of the aggregate gross proceeds of the Primary Series A Offering and the Follow-On Offering. We will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority. To clarify the prospectus for our Follow-On Offering, we will not pay selling commissions, but will pay dealer manager fees, in connection with the sale of Units through any participating broker-dealer that agrees to waive any or all of the selling commissions for such sale. The amount of selling commissions not paid will equal the amount of the selling commissions waived by the participating broker-dealer. The net proceeds to us will not be affected by reducing the commissions payable in connection with such sales.

On May 5, 2016, we filed a registration statement on Form S-3 (File No. 333-211178) for an offering up to $300 million of equity or debt securities, or the New Shelf Registration Statement, which was declared effective by the SEC on May 17, 2016. On July 18, 2016, we filed a prospectus to our New Shelf Registration Statement to issue and sell up to $150 million of our Common Stock from time to time in an “at the market” offering, or the New ATM Offering, through Jones Trading Institutional Services LLC, FBR Capital Markets & Co., and Canaccord Genuity Inc., as sales agents. We issued 197,256 shares of Common Stock for net proceeds of approximately $2.8 million under our New ATM Offering during the three-month period ended September 30, 2016.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of September 30, 2016, our outstanding debt (both secured and unsecured) was approximately 54.1% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at September 30, 2016. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Credit Facility.
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

As of September 30, 2016, we had long term mortgage indebtedness of approximately $1.2 billion, all of which was incurred by us in connection with the acquisition or refinancing of our multifamily communities, grocery-anchored shopping centers and office building. In addition, we held loan participation obligations of approximately $19.6 million and a principal amount owed on the 2016 Term Note of $11.0 million at September 30, 2016.

As of September 30, 2016, we had approximately $10.5 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had 702,823 Warrants outstanding from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant with a minimum exercise price of $9.00 per share. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2016, a total of 104,939 Warrants had been exercised for the purchase of 2,098,780 shares of Common Stock and 1,698 Warrants had expired. A remaining total of 280,325 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 5,606,500 shares of Common Stock. The remainder of the Warrants outstanding at September 30, 2016 become potentially exercisable between October 15, 2016 and September 29, 2017 and have exercise prices that range between $13.10 and $17.96 per share. If all the Warrants outstanding at September 30, 2016 became exercisable and were exercised, gross proceeds to us would be approximately $196.1 million and we would as a result issue an additional 14,056,460 shares of Common Stock.

Contractual Obligations

As of September 30, 2016, our contractual obligations consisted of the mortgage notes secured by our acquired properties. At September 30, 2016, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$237,163,947	$41,167,032	$76,384,643	$51,984,480	$67,627,792
Principal	1,276,335,433	110,814,068	262,348,728	257,627,200	645,545,437

Total	$1,513,499,380	$151,981,100	$338,733,371	$309,611,680	$713,173,229

The principal amounts payable in the above chart include the principal amount due of $82.0 million on our Revolving Line of Credit at September 30, 2016, as well as $11.0 million principal amount outstanding on our Term Loan. Accrued interest as of September 30, 2016 on our debt instruments was $3,490,151. In addition to the amounts in the above table, we had unfunded real estate loan commitment amounts totaling approximately $54.4 million, including unfunded real estate loan participation obligations of approximately $0.5 million at September 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of September 30, 2016, we have variable rate mortgages on our Avenues at Creekside, Citi Lakes, Avalon Park and Baldwin Park (Avalon Park and Baldwin Park both have two mortgages) multifamily communities, and on our Royal Lakes Marketplace and Cherokee Plaza grocery-anchored shopping centers, with an aggregate principal amount of approximately $263.9 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. Our Revolving Line of Credit accrues interest at a spread over LIBOR of 2.0% to 3.5%, depending upon our leverage ratio; this combined rate is uncapped.  As of September 30, 2016, the spread over LIBOR approximated 3.5%, for an all-in rate of approximately 3.9%. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2016, would increase by approximately $2.5 million on an annualized basis, or decrease by approximately $1.2 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.53% at September 30, 2016, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2016, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
At the end of the period covered by this Quarterly Report on Form 10-Q, we and our subsidiaries were not a party currently subject to any material pending legal proceedings.

Item 1A.    Risk Factors

Our performance is subject to risks associated with our office properties and the office property industry.

Our economic performance from our office properties is subject to the risk that if our office properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our stockholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office space;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let office space;

•	changes in space utilization by our office tenants due to technology, economic conditions and business culture;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs; and

•	declines in the financial condition of our office tenants and our ability to collect rents from our office tenants.

We face considerable competition in the office leasing market and may be unable to renew existing office leases or re-let office space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let office space, which may adversely affect our operating results.

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented properties to renew office leases with our existing tenants and to attract new office tenants. To the extent that we are able to renew office leases that are scheduled to expire in the short-term or re-let such office space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, competition for credit worthy office tenants is intense and we may have difficulty competing with competitors, especially those who have purchased office properties at discounted prices allowing them to offer office space at reduced rental rates.

If our competitors offer office accommodations at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing office leases. Even if our tenants renew their leases or we are able to re-let the office space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew office leases or re-let office space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, ability to pay distributions to our stockholders, and ability to satisfy our debt service obligations could be adversely affected.

We face potential adverse effects from major office tenants’ bankruptcies or insolvencies.

The bankruptcy or insolvency of a major office tenant may adversely affect the income produced by our office properties. Our office tenants could file for bankruptcy protection or become insolvent in the future. We cannot evict an office tenant solely because of its bankruptcy. On the other hand, a bankrupt office tenant may reject and terminate its lease with us. In such case, our claim against the bankrupt office tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the office lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results of operations.

In order to maintain and/or increase the quality of our office properties and successfully compete against other office properties, we regularly must spend money to maintain, repair, renovate and improve our office properties, which could negatively impact our financial condition and results of operations.
If our office properties are not as attractive to customers due to physical condition as office properties owned by our competitors, we could lose customers or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain or enhance the competitiveness of our office properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to office properties owned by our competitors.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 7, 2016	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: November 7, 2016	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX
Exhibit Number		Description
10.1	(1)
Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.2	(1)	Fourth Amended and Restated Guaranty dated as of August 5, 2016 by and among Preferred Apartment Communities, Inc., each of the guarantors party thereto and KeyBank National Association
10.3	(1)
Fourth Amended and Restated Pledge and Security Agreement dated as of August 5, 2016 among Preferred Apartment Communities Operating Partnership, L.P., (the "Borrower"), each of the subsidiaries of the Borrower party thereto and KeyBank National Association

10.4	(2)	Form of Buy-Sell Agreement with KeyBank National Association
10.5	(3)
Amendment No. 1 to the Sixth Amended and Restated Management Agreement, effective as of August 29, 2016, and entered into as of October 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.6	(4)	First Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 8, 2016 (TX)
10.7	(4)	Second Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 11, 2016 (TX)
10.8	(4)	Third Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 12, 2016 (TX)
12.1	*	Statements Re Computations of Ratios

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2016 and December 31, 2015, (ii) consolidated statements of operations for the three months and nine months ended September 30, 2016 and 2015, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

	*	Filed herewith
	(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016
	(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015
	(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 5, 2016
	(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 15, 2016