Form 10-K
period 2016-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2017-03-01
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer   ☐    Accelerated filer   ☒    Non-accelerated filer   ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of registrant's most recently completed second fiscal quarter, was $338,093,464 based on the closing price of the common stock on the NYSE on such date. The number of shares outstanding of the registrant’s Common Stock, as of February 20, 2017 was 27,001,669.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2017 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

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

Development of the Company

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009 and has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities, and we may make real estate related loans, provide deposit arrangements or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or real estate loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest a lesser portion of our assets in other real estate related investments, including other income-producing property types, senior mortgage loans, subordinate loans or real estate loans secured by interests in other income-producing property types, membership or partnership interests in other income-producing property types as determined by Preferred Apartment Advisors, LLC, a Delaware limited liability company, or our Manager, as appropriate for us. Our investment guidelines limit our investment in these non-multifamily assets to 20% of our assets subject to increases unanimously approved by our board of directors. On December 12, 2016 our board of directors temporarily suspended this 20% limit. Our board of directors will review and discuss the reinstatement of the 20% limit following a spinoff, sale or distribution of our grocery-anchored shopping centers, if any such transaction occurs.

Our consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest and has and plans to continue to conduct substantially all its business through the Operating Partnership. For the year ended December 31, 2016, the company held an approximate 96.7% weighted average ownership percentage in the Operating Partnership.

Pursuant to the First Amendment to the Fifth Amended and Restated Management Agreement, which was effective January 1, 2016, we replaced the acquisition fee owed to the Manager in connection with acquiring real property with a loan coordination fee that is payable in relation to the amount of new debt financed or outstanding debt assumed secured directly by any of our owned real estate asset or the additional amount of any supplemental financing secured directly any of our owned real estate assets. In addition, the First Amendment to the Management Agreement changes the name of the fee paid on loans originated by the Company from an "acquisition fee" to a "loan origination fee."

As referred to herein, the Sixth Amended and Restated Management Agreement, as it may be amended, effective as of June 3, 2016, among the Company, our Operating Partnership and our Manager is referred to as the Management Agreement. We have no employees of our own; our Manager provides all managerial and administrative personnel to us pursuant to the Management Agreement. We also pay asset management fees, general and administrative expense fees, property management fees, construction management fees and leasing fees related to the management of our real estate portfolio (which may be made contingent solely at our discretion and recognized at a later date upon certain conditions), and disposition fees on the sale of a real estate asset. In addition, our Manager has no obligation to provide our board of directors with prior notice of a proposed investment transaction, but leaves intact our Manager’s obligation to notify the board of directors within 30 days following completion of an investment transaction.

Both our Manager and our Operating Partnership are related parties to us.

At December 31, 2016, our portfolio of current and potential real estate assets consisted of:

	Owned as of December 31, 2016	Potential additions from real estate loan portfolio (1)		Total Potential
Multifamily communities:
Properties	24	15		39
Units	8,049	4,108		12,157
Grocery-anchored shopping centers:
Properties	31	1		32
Gross leasable area (square feet)	3,295,491	212,800	(2)	3,508,291
Student housing communities:
Properties	1	8		9
Units	219	1,874		2,093
Beds	679	5,693		6,372
Office buildings:
Properties	3	—		3
Rentable square feet	1,096,834	—		1,096,834

(1) In conjunction with extending a real estate loan in partial support of the development of a multifamily community or other real estate asset, we will typically receive an option to purchase the property at a fixed discount to our estimate of future market capitalization rates. We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan portfolio.

(2) Square footage represents area covered by our purchase options and excludes 123,590 square feet owned by the grocery anchor.

We completed our initial public offering, or the IPO, on April 5, 2011. Our common stock, par value $.01 per share, or our Common Stock, is traded on the NYSE exchange under the symbol "APTS."

Financial Information About Segments

We evaluate the performance of our business operations and allocate financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: multifamily communities, real estate related financing, New Market Properties, and office buildings.

Multifamily Communities - consists of the Company's portfolio of owned residential multifamily communities, including its one owned student housing community and the Lenox Portfolio, which includes 47,600 square feet of ground floor retail gross leasable area.

Financing - consists of the Company's portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. Excluded from the financing segment are financial results of the Company's Dawson Marketplace retail real estate loan.

New Market Properties - consists of the Company's portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a wholly-owned subsidiary of the Company, as well as the financial results from the Company's retail real estate loans.

Office Buildings - consists of the Company's three office buildings located in Atlanta, Georgia and Birmingham, Alabama.

The financial measures required by Item 101 of Regulation S-K to be presented in Item 1 are included in the Company's consolidated financial statements and notes thereto in Item 15 of this Annual Report on Form 10-K.

Investment Strategy
We seek to maximize returns for our stockholders by taking advantage of the current environment in the real estate market and the United States economy. As, and if, the real estate market and economy continues to stabilize and improve, we intend to employ efficient management techniques to grow income and create asset value. Our investment strategies may include, without limitation, the following:

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

•	Acquiring grocery-anchored shopping centers, typically anchored by one of the market-dominant grocers in that particular market.

•	Acquiring leading Class “A” office buildings in high-growth markets across the U.S.

•
Acquiring Class “A” student housing assets at major universities around the United States. These assets will be located proximate to campuses with demonstrated track records of occupancy and rental rates. The universities served by these assets should generally be larger institutions with stated policies of increased enrollment and market trends that indicate new development is being or should be absorbed at attractive rental rates.

•
Originating real estate investment loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties, other multifamily related assets, grocery-anchored shopping centers and office buildings.

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
Financing Strategy

We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K. Included in this discussion are details regarding (i) our offering of 900,000 units, consisting of one share of series A redeemable preferred stock, or Series A Preferred Stock, and one warrant exercisable into 20 shares of Common Stock, or Series A Units, such offering of Series A Units we refer to as our Follow-On Series A Offering, (ii) our offering of up to $150 million of Common Stock pursuant to our "at the market" offering, or the 2016 ATM Offering, which commenced with the first settlement in August 2016, (iii) our offering of 500,000 shares of our series m preferred stock, or mShares, pursuant to our mShares Offering, and (iv) our $1.5 Billion Unit Offering. Our mShares Offering was declared effective on December 2, 2016 and our offering of 1,500,000 Series A Units, or our $1.5 Billion Unit Offering, was declared effective on February 14, 2017. The Series A Preferred Stock and our mShares are collectively referred to as our Preferred Stock.
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
We generally intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2016, our outstanding debt (both secured and unsecured) was approximately 54.5% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2016. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other multifamily communities or any guarantees by us or our Operating Partnership. We have an Amended and Restated Credit Agreement, or Credit Facility, with Key Bank, N.A., or Key Bank. The Credit Facility provides for our $150.0 million revolving credit facility, or the Revolving Line of Credit, as well as a $11.0 million term loan, or Term Loan. Other than with regard to our Credit Facility, as of December 31, 2016, we held no debt at the Company or operating partnership levels, had no cross-collateralization of our real estate mortgages, and had no contingent liabilities at the Company or operating partnership levels with regard to our secured mortgage debt on our communities.
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

Environmental Regulation

We are subject to regulation at the federal, state and municipal levels and are at risk for potential liability should conditions at our properties or our actions or inaction result in damage to the environment or to persons or properties. These conditions could include the potential presence or growth of mold, potential leaks from current or former underground or above-ground storage tanks, breakage or leaks from sewer lines and risks pertaining to the management or disposal of wastes and chemicals. We could be liable for the potential costs of compliance, property damage, restoration and other costs which could occur without regard to our fault or knowledge of such conditions.

In the course of acquiring and owning real estate assets, we typically engage an independent environmental consulting firm to perform a phase I environmental assessment (and if appropriate, a phase II assessment) to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential adverse environmental conditions prior to acquisition. If any potential environmental risks or conditions are discovered during our due diligence process, the potential costs of remediation are assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and reasonable. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2016, we have no knowledge of any material claims made or pending against us with regard to environmental matters for which we could be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

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

Item 1A.    Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. Our business, operating results, prospects and financial condition could be materially adversely affected by any of these risks. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this Annual Report on Form 10-K, we deem immaterial also may harm our business. This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.”  Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock. Unless expressly stated otherwise, the references to our Preferred Stock refer to both our mShares and our Series A Preferred Stock.

Risks Related to an Investment in Our Company

Our ability to grow the Company and execute our business strategy may be impaired if we are unable to secure adequate financing.

Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Currently, we do not have any agreements or letters of intent in place for any debt financing sources other than our Credit Facility and our Term Loan. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Debt or equity financing may not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our $1.5 Billion Unit Offering, offerings through our Shelf Registration Statement, our 2016 ATM Offering, our mShares Offering, or other offerings), the interests of our existing stockholders could be diluted.

Distributions paid from sources other than our net cash provided by operating activities, particularly from proceeds of any offerings of our securities, will result in us having fewer funds available for the acquisition of properties and other real estate-

related investments, which may adversely affect our ability to fund future distributions with net cash provided by operating activities and may adversely affect our stockholders' overall return.

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

We may make redemptions of Series A Preferred Stock or mShares in shares of our Common Stock. Although the number of redemptions are unknown, the number of shares to be issued in connection with such redemptions will fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issued upon such redemptions could adversely affect the prevailing market prices of shares of our Common Stock. The issuance of Common Stock upon such redemptions or from the exercise of outstanding Warrants also would have the effect of reducing our net income per share. In addition, the existence of Preferred Stock may encourage short selling by market participants because redemptions could depress the market price of our Common Stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our Preferred Stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock or our Common Stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue Common Stock or other equity or debt securities (a) to persons from whom we purchase multifamily communities, as part or all of the purchase price of the community, or (b) to our Manager in lieu of cash payments required under the Management Agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any Common Stock or other equity or debt securities issued in consideration of multifamily communities acquired or services provided, or to be provided, to us.

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

Our internal control over financial reporting is effective only at the reasonable assurance level, and undetected errors could adversely affect our reputation, results of operations and stock price.

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

We collect and retain certain personal information provided by our residents and tenants. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

We will be required to terminate the mShares Offering and the $1.5 Billion Unit Offering if our Common Stock is no longer listed on the NYSE or another national securities exchange.

The classes of Preferred Stock are a "covered security" under the Securities Act and therefore are not subject to registration in the various states in which they may be sold due to their seniority to our Common Stock, which is listed on the NYSE. If our Common Stock is no longer listed on the NYSE or another appropriate exchange, we will be required to register the offering of our Units and mShares in any state in which we subsequently offer the Units and mShares. This would require the termination of the $1.5 Billion Unit offering and the mShares Offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to purchase additional properties and limit the diversification of our portfolio.

The Warrants in our $1.5 Billion Unit Offering are not "covered securities" under the Securities Act. The Warrants are subject to state registration in those states that do not have any exemption for securities convertible into a listed security and the offering must be declared effective in order to sell the Warrants in these states.

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

The Preferred Stock are senior securities, and rank senior to our Common Stock with respect to dividends and payments upon liquidation.

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

The Preferred Stock will be subordinate in right of payment to any corporate level debt that we incur in the future. Future debt we incur may include restrictions on our ability to pay dividends on our Preferred Stock. The issuance of additional preferred stock on a parity with or senior to the Preferred Stock would dilute the interests of the holders of the Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. While the terms of the Preferred Stock limit our ability to issue shares of a class or series of preferred stock senior in ranking to the Preferred Stock, such terms do not restrict our ability to authorize or issue shares of a class or series of preferred stock with rights to distributions or upon liquidation that are on parity with the Preferred Stock or to incur additional indebtedness. The articles supplementary of the Preferred Stock do not contain any provision affording the holders of the Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, that might adversely affect the holders of the Preferred Stock.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Manager. In particular, we depend on the skills and expertise of John A. Williams, our Chief Executive Officer, Leonard A. Silverstein, our President and Chief Operating Officer and Daniel M. Dupree, our Chief Investment Officer. Neither we nor our Manager have an employment agreement with any of our or its key personnel, including Mr. Williams, Mr. Silverstein and Mr. Dupree, and we cannot guarantee that all, or any, of such personnel, will remain affiliated with us or our Manager. If any of our key personnel were to cease their affiliation with our Manager, our operating results could suffer. Our Manager maintains key person life insurance that would provide us with proceeds in the event of the death or disability of Mr. Silverstein.

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

Our Manager and its affiliates will receive substantial fees from us, including an asset management fee based on the total value of our assets, and its affiliates will receive fees based on our revenues, which, in each case, could incent our Manager to use higher levels of leverage to finance investments or accumulate assets to increase fees than would otherwise be in our best interests. These fees could influence our Manager's advice to us, as well as the judgment of the affiliates of our Manager who serve as our officers and directors. Therefore, considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our income and, as a result, our ability to make distributions to stockholders and/or lead to a decline in the value of our stockholders' investment.

Properties acquired from affiliates of our Manager may be at a price higher than we would pay if the transaction were the result of arm's-length negotiations.

The prices we pay to affiliates of our Manager for our properties may be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties, or if the price to us is in excess of such cost, substantial justification for such excess may exist and such excess may be reasonable and consistent with current market conditions as determined by independent members of the conflicts committee of our board of directors. Substantial justification for a higher price could result from improvements to a property by the affiliate of our Manager or increases in market value of the property during the period of time the property is owned by the affiliate as evidenced by an appraisal of the property. In the event we were to acquire properties from one of our affiliates, our proposed purchase prices will be based upon fair market values determined in good faith by our Manager, utilizing, for example, independent appraisals and competitive bidding if the assets are marketed to the public, with any actual or perceived conflicts of interest approved by independent members of the conflicts committee of our board of directors. These prices may not be the subject of arm's-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm's-length transaction. When acquiring properties from our Manager and its affiliates, we may pay more for particular properties than we would have in an arm's-length transaction, which would reduce our cash available for other investments or distribution to our stockholders.

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

John A. Williams is our Chief Executive Officer and Chairman of the board of directors and the Chief Executive Officer of our Manager. Leonard A. Silverstein is the Company's President and Chief Operating Officer and a member of the board of directors and the Chief Operating Officer of our Manager. Daniel M. DuPree is our Chief Investment Officer and the Chief Investment Officer of our Manager. As a result, Mr. Williams, Mr. Silverstein and Mr. DuPree have a direct interest in all fees paid to our Manager and are in a position to make decisions about our investments in ways that could maximize fees payable to our Manager and its affiliates. Some compensation is payable to our Manager whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our Manager and its affiliates benefit from us retaining ownership and leveraging our assets, while our stockholders may be better served by the sale or disposition of, or lack of leverage on, the assets. For example, because asset management fees payable to our Manager are based on total assets under management, including assets purchased using debt, our Manager may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management. In addition, our Manager's ability to receive fees and reimbursements depends on our revenues from continued investment in real properties and real estate-related investments. Therefore, the interest of our Manager and its affiliates in receiving fees may conflict with the interest of our stockholders in earning a return on an investment in our Common Stock or Preferred Stock.

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

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters, such as hurricanes, earthquakes, floods and sea rise;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective residents;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of complying with applicable environmental requirements and remediation and liabilities associated with environmental conditions affecting real properties; and

•	the potential for uninsured or underinsured property losses.

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

Our properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants (some of which may be imposed by community developers), may restrict the use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-containing materials abatement or management or hazardous material abatement requirements. We cannot assure our stockholders that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our growth strategy may be materially and adversely affected by our ability to obtain permits, licenses and zoning approvals. Our failure to obtain such permits, licenses and zoning approvals could have a material adverse effect on our business, financial condition and results of operations.

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

Our anticipated acquisition activities are subject to many risks. We may acquire properties that are subject to liabilities or that have problems relating to their environmental condition, state of title, physical condition or compliance with zoning laws, building codes or other legal requirements. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. However, some of these liabilities may be covered by insurance. In addition, we typically perform customary due diligence regarding each property or entity we acquire. We also attempt to obtain appropriate representations and undertakings (including, where appropriate, indemnification) from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy any applicable undertakings or indemnification obligations if a claim is made. Unknown liabilities to third parties with respect to properties or entities acquired might include, without limitation:

•	liabilities for property damage and remediation of undisclosed environmental contamination;

•	claims by residents or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Such liabilities could cause losses that adversely affect our ability to make distributions to our stockholders.

The costs of compliance with environmental laws and regulations and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to certain federal, state and local laws and regulations relating to environmental protection and human health and safety. Such federal laws might include: the National Environmental Policy Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act; the Federal Water Pollution Control Act; the Federal Clean Air Act; the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act; and the Hazard Communication Act. These laws and regulations generally govern wastewater discharges, air emissions, the regulation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination, including of off-site third party owned disposal sites. As is the case with community and neighborhood shopping centers, some of our centers had on-site dry cleaning and/or on-site gasoline retail facilities and these prior uses could potentially increase our environmental liability exposure. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of certain regulated substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

Indoor air quality issues, including the presence of mold, have been highlighted in the media and the industry is seeing claims from lessees rising. Due to the recent increase in the prevalence of mold claims and given that the law relating to the regulation of mold is unsettled and subject to change, we could incur losses from claims relating to the presence of, or exposure to, mold or other microbial organisms, particularly if we are unable to maintain adequate insurance to cover such losses. We also may incur unexpected expenses relating to the abatement of mold on properties that we acquire.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure our stockholders that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the activities of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel of our Manager and/or other sanctions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or regulated substances on, under, in or about such property. The costs of investigation, removal or remediation of such substances could be substantial. Those laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the substances.

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and compliance with those restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles govern the presence, maintenance, removal and disposal of certain building materials, including mold, asbestos and lead-based paint.

The cost of defending against such claims of liability, of compliance with environmental requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, the amounts available for distribution to our stockholders.

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

Competition with third parties in acquiring properties and other assets may reduce our profitability and the returns to our stockholders.

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

We are dependent on a significant portion of our investments in a single asset class, making our profitability more vulnerable to a downturn or slowdown in the sector or other economic factors.

We expect to concentrate the largest portion of our investments in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our cash available for distribution or on the value of our assets than if we had more fully diversified our investments.

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

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant carrying values of which are as follows as of December 31, 2016:

	Carrying value of real estate assets and real estate related loans, in millions:	Percentage

Florida	$632.5	28.8%
Georgia	597.7	27.2%
Texas	373.4	17.0%
Tennessee	189.6	8.6%
North Carolina	76.4	3.5%
Alabama	75.9	3.5%
Pennsylvania	68.2	3.1%
South Carolina	54.5	2.5%
California	49.3	2.2%
Kansas	45.1	2.1%
Virginia	26.1	1.2%
Mississippi	5.7	0.3%

Total	$2,194.4	100.0%

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

As of December 31, 2016, we had outstanding debt of approximately $1.5 billion. This indebtedness could have important consequences, including:

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

Our governing documents do not have limitations on the amount of leverage we may use. As of December 31, 2016, we and our subsidiaries had outstanding approximately $1.5 billion of indebtedness. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends due to debt covenant restrictions and/or resulting lower amounts of cash from operating activities. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to the Preferred Stock and our Common Stock if we incur additional indebtedness.

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

Our board of directors determines our operational policies and may amend or revise our policies (including our policies with respect to the targeted assets in which we invest, dispositions, growth, operations, indebtedness, capitalization and dividends) or approve transactions that deviate from these policies at any time, without a vote of, or notice to, our stockholders. We may change our investment guidelines and our strategy at any time with the approval of our board of directors, but without the consent of, or notice to, our stockholders, which could result in us making investments that are different in type from, and possibly riskier than, the investments we currently invest in. For example, on December 12, 2016, our board of directors suspended the 20% limit on non-multifamily assets in our investment guidelines.

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
                As a result of the past crisis in the residential mortgage-backed securities markets, the most recent global recession and some concerns over the ability to refinance or repay existing commercial mortgage-backed securities as they come due, liquidity previously provided by the commercial mortgage-backed securities and collateralized debt obligations markets has significantly decreased. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes significant new regulations related to the mortgage backed securities industry and market participants, which has contributed to uncertainty in the market. The volatility in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution:

•	General availability of loans proceeds/originators:

•	higher loan spreads;

•	tighter loan covenants;

•	reduced loan to value ratios and resulting borrower proceeds; and

•	higher amortization and reserve requirements.
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

A multifamily property's income and value may be adversely affected by international, national and regional economic conditions. Currently, the U.S. real estate market is enjoying a relatively strong market with generally positive conditions in most sectors.  International markets are experiencing increased levels of volatility due to a combination of many factors, including decreased economic growth, especially in China, limited access to credit markets, tremendous volatility in the equity markets both domestically and internationally. If such conditions persist, the real estate industry may experience a significant decline in business caused by a reduction in overall renters. The current economy and improved unemployment rates also may also deteriorate due to these and other economic factors.  If the economy domestically or abroad does experience a meaningful downturn it could have an adverse effect on our operations if they cause the residents occupying the multifamily properties we acquire to cease making rent payments to us.

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

•	changes in market rental rates;

•	changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	adverse financial conditions for grocery anchors and other retail, service, medical or restaurant tenants;

•	continued consolidation in the retail and grocery sector;

•	excess amount of retail space in our markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•	increased diversification of product offerings by grocery anchors can lead to increased competition, declining same store sales and store closings;

•	increase in e-commerce and alternative distribution channels may negatively affect out tenant sales or decrease the square footage our tenants require;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.

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

For our currently owned and planned acquisitions of grocery-anchored shopping centers, we derive or will derive significant revenues from anchor tenants such as Publix, Kroger, Wal-Mart, Safeway, Sprouts, BJ's Wholesale Club, The Fresh Market and Bi-Lo.

Distributions to our stockholders could be adversely affected by the loss of revenues in the event a significant retail tenant:

•	becomes bankrupt or insolvent;

•	experiences a downturn in its business;

•	materially defaults on its leases;

•	does not renew its leases as they expire; or

•	renews at lower rental rates.

Vacated anchor space, including space owned by the anchor, can also reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant's customer drawing power. The closing of one or more anchor stores at a center or occupancy falling below a certain percentage could adversely affect the financial performance of the center, adversely affect the operations of other tenants and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit such actions.

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

Operating expenses may remain constant or increase even if occupancy and income at our centers may decrease, negatively affecting our financial performance.

Costs associated with our operations, such as real estate and personal property taxes, insurance, and mortgage payments, generally are not reduced even as occupancy or rental rates decrease, tenants fail to pay base and additional rent or other circumstances cause a reduction in income from the center. As a result, our financial performance, cash flow from operations from the center and our ability to make distributions to our stockholders may be adversely affected. In addition, inflation  could result in increased operating costs for us and our tenants, which may adversely affect our financial performance and ability to make distributions to our stockholders.

Risks Related to our Office Building Investments

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

If our office properties are not as attractive to customers due to physical condition as office properties owned by our competitors,we could lose customers or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain or enhance the competitiveness of our office properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to office properties owned by our competitors.

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

At December 31, 2016, we were the owner of the following 24 multifamily communities and one student housing community, which comprise our multifamily segment:

Property	Location	Year constructed	Number of Units	Average Unit Size (sq. ft.)

Summit Crossing (1)	Atlanta, GA	2007	485	1,053
Stone Rise	Philadelphia, PA	2008	216	1,079
McNeil Ranch	Austin, TX	1999	192	1,071
Ashford Park	Atlanta, GA	1992	408	1,008
Lake Cameron	Raleigh, NC	1997	328	940
Enclave at Vista Ridge	Dallas, TX	2003	300	1,079
Sandstone Creek	Kansas City, KS	2000	364	1,135
Stoneridge Farms at the Hunt Club	Nashville, TN	2002	364	1,153
Vineyards	Houston, TX	2003	369	1,122
Aster at Lely Resort	Naples, FL	2015	308	979
CityPark View	Charlotte, NC	2014	284	948
Avenues at Cypress	Houston, TX	2014	240	1,166
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001
Avenues at Creekside	San Antonio, TX	2014	395	974
Citi Lakes	Orlando, FL	2014	346	984
Avenues at Northpointe	Houston, TX	2013	280	1,154
Lenox Portfolio	Nashville, TN	(2)	474	886
Stone Creek	Houston, TX	2009	246	852
Overton Rise	Atlanta, GA	2015	294	1,018
Village at Baldwin Park	Orlando, FL	2008	528	1,069
Crosstown Walk	Tampa, FL	2014	342	980
525 Avalon Park	Orlando, FL	2008	487	1,394
Sorrel	Jacksonville, FL	2015	290	1,048
			7,777
Student housing community:
North by Northwest	Tallahassee, FL	2012	219	1,137

Joint venture:
City Vista (3)	Pittsburgh, PA	2014	272	1,023

			8,268
(1) The second phase of our Summit Crossing community (140 units) was completed in 2013. The combined first and second phases are managed as a single property.
(2) The Lenox Portfolio consists of three properties, two of which were completed in 2009 (291 units) and the third in 2015 (183 units).
(3) We own approximately 96% of the joint venture that controls the City Vista multifamily community.

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

At December 31, 2016, we were the sole owner of the following 31 grocery-anchored shopping centers, which comprise our New Market Properties segment:

Property name	Location	Year built	GLA (1)	Percent leased (2)	Grocery anchor tenant

Woodstock Crossing	Atlanta, GA	1994	66,122	92.6%	Kroger
Cherokee Plaza	Atlanta, GA	1958	102,864	100.0%	Kroger
Lakeland Plaza	Atlanta, GA	1990	301,711	93.9%	Sprouts
Powder Springs	Atlanta, GA	1999	77,853	92.8%	Publix
Royal Lakes Marketplace	Atlanta, GA	2008	119,493	84.4%	Kroger
Sandy Plains Exchange	Atlanta, GA	1997	72,784	93.2%	Publix
Summit Point	Atlanta, GA	2004	111,970	81.5%	Publix
Thompson Bridge Commons	Atlanta, GA	2001	92,587	97.3%	Kroger
Wade Green Village	Atlanta, GA	1993	74,978	89.7%	Publix
East Gate Shopping Center	Augusta, GA	1995	75,716	89.5%	Publix
Fury's Ferry	Augusta, GA	1996	70,458	95.2%	Publix
Parkway Centre	Columbus, GA	1999	53,088	97.4%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570	100.0%	Publix
Parkway Town Centre	Nashville, TN	2005	65,587	100.0%	Publix
Salem Cove	Nashville, TN	2010	62,356	97.8%	Publix
The Market at Victory Village	Nashville, TN	2007	71,300	98.5%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095	93.6%	The Fresh Market
Shoppes of Parkland	Miami-Ft. Lauderdale, FL	2000	145,720	95.0%	BJ's Wholesale Club
Barclay Crossing	Tampa, FL	1998	54,958	100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966	95.5%	Publix
University Palms	Orlando, FL	1993	99,172	98.4%	Publix
Champions Village	Houston, TX	1973	383,093	79.1%	Randalls
Kingwood Glen	Houston, TX	1998	103,397	100.0%	Kroger
Independence Square	Dallas, TX	1977	140,218	91.5%	Tom Thumb
Oak Park Village	San Antonio, TX	1970	64,287	100.0%	H.E.B.
Sweetgrass Corner	Charleston, SC	1999	89,124	98.6%	Bi-Lo
Anderson Central	Greenville Spartanburg, SC	1999	223,211	97.1%	Walmart
Fairview Market	Greenville Spartanburg, SC	1998	53,888	94.2%	Publix
Rosewood Shopping Center	Columbia, SC	2002	36,887	90.2%	Publix
Heritage Station	Raleigh, NC	2004	72,946	100.0%	Harris Teeter
Southgate Village	Birmingham, AL	1988	75,092	100.0%	Publix

			3,295,491
(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants. The total excludes approximately 47,600 square feet of ground floor retail GLA in the Lenox Portfolio.
(2) Percent leased represents the percentage of GLA that is leased, including noncancelable lease agreements that have been signed but which have not yet commenced.
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
Our grocery anchor tenants comprised 52.1% of our portfolio GLA at December 31, 2016. Our small in-line tenants represent general retail, consumer services, healthcare providers, and restaurants; none of our small in-line tenants individually constitute more than 1.0% of our portfolio GLA as of December 31, 2016. The following table summarizes our grocery anchor tenants by GLA as of December 31, 2016:

Grocery Anchor Tenant	GLA	% of GLA within retail portfolio
Publix	758,702	23.0%
Kroger	338,481	10.3%
Walmart	183,211	5.6%
BJ's Wholesale Club	108,532	3.3%
Randalls	61,604	1.9%
Bi-Lo	59,824	1.8%
Harris Teeter	57,723	1.8%
H.E.B.	54,276	1.6%
Tom Thumb	43,600	1.3%
Sprouts	29,855	0.9%
The Fresh Market	20,400	0.6%

	1,716,208	52.1%

The following table summarizes New Market Properties' contractual lease expirations for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	Total retail portfolio
	Number of leases	Leased GLA	Percent of leased GLA

Month to month	11	28,425	0.9%
2017	74	148,921	4.8%
2018	87	331,988	10.8%
2019	73	632,376	20.7%
2020	67	383,745	12.5%
2021	65	336,008	11.0%
2022	23	128,398	4.2%
2023	6	23,839	0.8%
2024	14	317,813	10.4%
2025	14	212,072	6.9%
2026	5	70,661	2.3%
2027+	13	447,279	14.7%

	452	3,061,525	100%

At December 31, 2016, we were the sole owner of the following 3 office properties, which comprise our office buildings segment:

Property name	Location	Office space, square feet	Percent leased at 12/31/2016

Brookwood Office	Birmingham, AL	169,489	100.0%
Galleria 75	Atlanta, GA	110,597	88.0%
Three Ravinia	Atlanta, GA	816,748	98.4%

		1,096,834

Our office building leases have original lease terms which generally range from 5 to 15 years and generally contain contractual, annual base rental rate escalations ranging from 2% to 3%. These leases may be structured as “gross” where the tenant’s base rental rate is all inclusive and there is no additional obligation to reimburse building operating expenses, “net” or “NNN” where in addition to base rent the tenant is also responsible for its pro rata share of reimbursable building operating expenses, or “modified gross” where in addition to base rent the tenant is also responsible for its pro rata share of reimbursable building operating expense increases over a base year amount (typically calculated as the actual reimbursable operating expenses in year one of the original lease term).

One significant tenant comprised 44.9% of our Office Building portfolio rentable square feet at December 31, 2016.
The following table summarizes contractual lease expirations within our Office Buildings segment for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	Office buildings portfolio
	Rentable square feet	Percent of rentable square feet

2017	40,098	3.8%
2018	26,740	2.5%
2019	13,044	1.2%
2020	91,615	8.7%
2021	215,742	20.5%
2022	7,030	0.7%
2023	34,441	3.3%
2024	19,147	1.8%
2025	47,870	4.6%
2026	—	—%
2027+	555,635	52.9%

	1,051,362	100.0%

Details regarding the mortgage debt on our properties may be found in the consolidated financial statements within this Annual Report on Form 10-K.

Our corporate headquarters is located at 3284 Northside Parkway NW, Suite 150, Atlanta, Georgia 30327.

Item 3.	Legal Proceedings

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

Market Information

Our Common Stock (symbol "APTS") was traded on the NYSE MKT (formerly known as the NYSE Amex) until July 17, 2015, when it began trading on the New York Stock Exchange. The following table sets forth the historical quarterly price data pertaining to our Common Stock, and per-share dividend distributions declared on our Common Stock for 2015 and 2016:

Quarter ended:	High	Low	Close	Dividends
3/31/2015	$11.03	$9.21	$10.82	$0.175
6/30/2015	$11.60	$9.95	$9.95	$0.18
9/30/2015	$11.70	$9.82	$10.88	$0.18
12/31/2015	$13.66	$10.43	$13.08	$0.1925

Quarter ended:	High	Low	Close	Dividends
3/31/2016	$12.83	$12.58	$12.68	$0.1925
6/30/2016	$14.74	$14.31	$14.72	$0.2025
9/30/2016	$13.59	$13.34	$13.51	$0.2025
12/31/2016	$14.96	$14.57	$14.91	$0.22

As of December 31, 2016, there were approximately 12,600 holders of record of our Common Stock. This total excludes an unknown number of holders of 12,395,175 shares of Common Stock in street name at non-responding brokerage firms.

Dividends

We have declared and subsequently paid cash dividends on shares of our Common Stock for each quarter since our IPO in 2011. Since we have elected to be taxed as a REIT effective with our tax year ended December 31, 2011, we are required to, and intend to, distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to maintain such status. Dividends are declared with the action and approval of our board of directors and any future distributions are made at our board of director's discretion. Our dividend paying capacity is primarily dependent upon cash generated from our multifamily communities, grocery-anchored shopping centers and office buildings, interest income on our real estate loans and cash needs for capital expenditures, both foreseen and unforeseen, among other factors. Risks inherent in our ability to pay dividends are further described in the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Equity Compensation Plan

The following table sets forth information as of December 31, 2016 regarding our equity compensation plans and our Common Stock authorized for issuance under the plans.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	(1)	466,940	(2)	N/A	1,241,482
Equity compensation plans not approved by stockholders		—		N/A	—
Total		466,940		N/A	1,241,482

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

(2)
Represents 466,940 Class A Units of our Operating Partnership, or Class A Units, which are exchangeable for shares of our Common Stock on a one-for-one basis, or cash, as elected by our Operating Partnership. Excluded are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center.

Shareholder Return Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The chart above presents comparative investment results of a hypothetical initial investment of $1,000 on January 1, 2012 in: (i) our Common Stock, ticker symbol "APTS;" (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P Small Cap 600 Index, a broad equity index comprised of constituent companies with capitalization levels that approximate ours. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	1/1/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
APTS Common Stock	$1,000	$1,353	$1,494	$1,827	$2,804	$3,393
MSCI U. S. REIT Index	$1,000	$1,178	$1,207	$1,573	$1,613	$1,752
S&P Small Cap 600 Index	$1,000	$1,148	$1,603	$1,675	$1,618	$2,019

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended 2016.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Twelve months ended December 31,
	2016	2015	2014	2013	2012
Total revenues	$200,118,915	109,305,512	$56,536,370	$32,133,491	$12,491,235

Net (loss) income	$(9,843,414)	$(2,425,989)	$2,127,203	$(4,205,492)	$(146,630)

Net loss per share of Common Stock
available to common stockholders,
basic and diluted	$(2.11)	$(0.95)	$(0.31)	$(1.59)	$(0.12)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	23,969,494	22,182,971	17,399,147	9,456,228	5,172,260

Cash dividends declared per share of Common Stock	$0.8175	$0.7275	$0.655	$0.605	$0.545

Total assets	$2,420,832,602	$1,295,529,033	$691,382,907	$340,119,848	$122,826,243

Long term debt	$1,327,878,112	$696,945,291	$354,418,668	$140,516,000	$55,637,000
Revolving credit facility	$127,500,000	$34,500,000	$24,500,000	$29,390,000	$14,801,197

Total liabilities	$1,535,571,440	$770,075,243	$399,801,033	$174,067,129	$72,768,668

Preferred Stock (par value outstanding)	$9,144	$4,830	$1,928	$893	$198

Total equity	$885,261,162	$525,453,790	$291,581,874	$166,052,719	$50,057,575

Cash flows provided by (used in):
Operating activities	$61,661,469	$35,221,423	$15,436,062	$8,686,070	$4,178,941
Investing activities	$(1,126,583,594)	$(533,510,211)	$(356,423,742)	$(137,725,734)	$(32,536,608)
Financing activities	$1,074,804,307	$497,615,123	$334,920,519	$135,246,586	$26,783,156

Funds from operations ("FFO")(1)	$22,385,563	$16,701,905	$10,967,373	$(33,080)	$2,957,754
Core funds from operations ("Core FFO")(1)	$32,390,826	$25,952,326	$18,373,674	$9,128,980	$2,960,259
Adjusted funds from operations ("AFFO")(1)	$26,594,910	$21,783,083	$14,771,490	$7,809,761	$3,415,973

(1) See "Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders" and "Definitions of Non-GAAP Measures" in the Results of Operations section within "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During 2016, we acquired five multifamily communities located in Jacksonville, Orlando and Tampa, Florida and Atlanta, Georgia, representing 1,941 units and converted our City Vista real estate loan into an approximate 96% ownership interest in a joint venture which owns the underlying multifamily community located in Pittsburgh, Pennsylvania, adding another 272 units. We also acquired a 219-unit, 679-bed student housing community adjacent to the campus of Florida State University in Tallahassee, Florida. The aggregate purchase price of these acquired properties was approximately $416.9 million, including our investment in the joint venture of approximately $12.5 million. We sold our Trail Creek multifamily community located in Hampton, Virginia during 2016 and recorded a gain on the disposition of approximately $4.3 million.

In addition, we acquired three office buildings located in Atlanta, Georgia and Birmingham, Alabama comprising approximately 1.1 million rentable square feet and 17 grocery-anchored shopping centers located in throughout Texas and the Southeastern U.S., comprising approximately 2.0 million aggregate square feet of gross leasable area.

During 2016, we converted two bridge loans to real estate loans, with an aggregate loan commitment amount of approximately $22.5 million to partially finance a planned multifamily community to be located in Atlanta, Georgia and student housing projects located adjacent to the University of South Florida in Tampa, Florida. We also originated six new real estate investment loans and three member loans with an aggregate loan commitment amount of approximately $148.9 million in support of a planned second phase of our CityPark View multifamily community in Charlotte, North Carolina, a second phase of a student housing community adjacent to Texas Tech University in Lubbock, Texas, and new student housing communities in Charlotte, North Carolina and College Station, Texas and multifamily communities in Tampa, Florida and Birmingham, Alabama. Also, during 2016, we originated three land acquisition loans of an aggregate of $13.2 million in support of a mixed use project in Atlanta, Georgia and one multifamily community in each of Atlanta, Georgia and Fort Myers, Florida.

See Item 1. Business for details regarding our owned and potential additions to our real estate portfolio at December 31, 2016.

As of December 31, 2016, we had cumulatively issued 924,855 units and collected net proceeds of approximately $833.1 million from our Primary Series A Offering and our Follow-On Series A Offering. Our Follow-On Series A Offering sold its entire allotment of $900 million Units and was closed on February 14, 2017. Our new equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the year ended December 31, 2016, we issued approximately 1.7 million shares of Common Stock pursuant to our at the market offering, or ATM Offering, and collected net proceeds of approximately $23.0 million. In addition, during this same period, we issued 1.7 million shares of Common Stock upon the exercise of Warrants issued in our Primary Series A Offering and our Follow-On Series A Offering and collected net proceeds of approximately $18.2 million from those exercises.

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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in section 1A of this Annual Report on Form 10-K for the year ended December 31, 2016 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest a lesser portion of our assets in other real estate related investments, including other income-producing property types, senior mortgage loans, subordinate loans or real estate loans secured by interests in other income-producing property types, or membership or partnership interests in other income-producing property types as determined by Preferred Apartment Advisors, LLC, or our Manager, as appropriate for us. Our investment guidelines limit our investment in these non-multifamily assets to 20% of our assets, subject to increases unanimously approved by our board of directors. On December 12, 2016, our board of directors temporarily suspended this 20% limit. Our board of directors will review and discuss the reinstatement of the 20% limit following a spinoff, sale or distribution of our grocery-anchored shopping centers, if any such transaction occurs.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 96.8% interest as of December 31, 2016. New Market Properties, LLC owns and conducts the business of our grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC was formed to acquire off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership,

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2017, with continued job growth and improvements in consumer confidence. The new presidential administration certainly creates more uncertainty in the direction and trajectory of economic growth. We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector. If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to measurably improve upon.

The pipeline of new multifamily construction, although increasing nationwide, has been relatively measured in most of our markets. Nationally, new multifamily construction is currently at or above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets, which in many of our markets has offset or exceeded the new supply coming online. The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain further increases in multifamily supply. It may even be the case that new supply peaks in 2017 and these constraints cause a decline in new multifamily “starts” in 2018 and 2019. As an offset, the new administration may loosen banking regulation standards, which have caused a decline in available capital for new construction. Any relaxing of these regulations could lead to more capital for new multifamily development and an increase in supply.

We believe that a potential reversal in the recent trend of declining cap rates in the multifamily sector may be in the offing. The rising cost of private capital, less debt capital available from traditional commercial banks for real estate loans and a softening of the market in some “Gateway” cities have all put pressure on the pricing dynamic in multifamily transactions. This could lead to an increase in capitalization rates and a softening price environment, and if this were to occur, then our pipeline of candidate multifamily property acquisitions with returns meeting our investment objectives may expand.

We believe that the grocery-anchored shopping center sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that improving macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers that are all generally located in Sun Belt markets are well positioned to have solid operating fundamentals. The debt market for our grocery anchored retail assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. Spreads and rates are generally comparable to those for multifamily properties, however, the leverage levels on the retail assets may be slightly lower than the levels on our multifamily assets.

Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the new US President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets. Recent US bond market movements have increased indexes by 75-100 bps without a meaningful change in spreads from the government-sponsored entity, or GSE, lenders. As the year goes on, we may well see a decline in spreads as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

We believe the combination of a difficult regulatory environment and high underwriting standards for commercial banks will continue to create a choppy market for new construction financing. In addition, we believe the continued hesitance among many prospective homebuyers to believe the net benefits of home ownership are greater than the benefit of the flexibility offered through renting will continue to work in the existing multifamily sector's favor. We also believe there will be a continued boost to demand for multifamily rental housing due to the ongoing entry of the “millennial” generation, the sons and daughters of the baby-boom generation, into the workforce. This generation has a higher statistical propensity to rent their home and stay a renter deeper into their life-cycle, resulting in an increase in demand for rental housing. This combination of factors should generally result in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.

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

Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 30 to 50 years for buildings, 5 to 20 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. ASU 2017-01, which was released in January 2017, clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We adopted ASU 2017-01 as of January 1, 2017 and believe our future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing communities will generally qualify as asset acquisitions. Pursuant to ASU 2017-01, certain qualifying acquisition costs will be capitalized and amortized rather than expensed as incurred.
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
Real Estate Acquisition Valuation. We generally recorded the acquisition of income-producing real estate as a business combination. In conjunction with our adoption of ASU 2017-01, future acquisitions will require judgment to properly classify these acquisitions as asset acquisitions or business acquisitions.
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
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. These estimates include estimated carrying costs, such as real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods. Acquired in-place lease values for multifamily communities are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases.
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

Real Estate Loans

We extend loans for purposes such as to to acquire land and to provide partial financing for the development of multifamily residential communities, student housing communities, grocery-anchored shopping centers and office buildings and for other real estate or real estate related projects. Certain of these loans we extend include characteristics such as exclusive options to purchase the project within a specific time window following expected project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to fall under the definition of a variable interest entity, or VIE, and thus trigger consolidation consideration. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. Arriving at these conclusions requires us to make significant assumptions and judgments concerning each project, especially with regard to our estimates of future market capitalization rates and property net operating income projections. Additionally, we analyze each loan arrangement and utilize these same assumptions and judgments for consideration of whether the loan qualifies for accounting as a loan or as an investment in a real estate development project.

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

Revenue Recognition

We generally lease apartment units under leases with terms of thirteen months or less. We generally lease retail properties and office building suites for rental terms of several years. Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are recorded in the appropriate period, to the extent that adjustments to the straight-line method are material.

Revenue from reimbursements of retail and office building tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized as the respective costs are incurred in accordance with the lease agreements. We estimate the collectability of the receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, by taking into consideration our historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.

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

Equity Compensation

We calculate the fair value of equity compensation instruments such as Class B Units based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return, utilizing a Monte Carlo simulation model, which is performed by an independent third party. The compensation expense is recognized on a straight-line basis over the vesting period(s) and forfeitures are recognized as they occur.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or a modified approach upon adoption. The Company is currently evaluating the pending guidance but does not believe the adoption of ASU 2014-09 will have a material impact on its results of operations or financial condition, primarily because most of its revenue is rental operations, to which this standard is not applicable.  The Company does provide significant non-rental services to its residents and tenants related to ancillary services and common area reimbursements.  We do not believe that the adoption of ASU 2014-09 will materially impact the accounting for these revenues; however, we are continuing to evaluate the accounting impact.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted.  Our adoption of this guidance on December 31, 2016 did not have an impact to the consolidated financial statements or material impact on our disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Liabilities. The new standard's applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted for the applicable provision. We do not believe the adoption of ASU 2016-01 will have a material impact on our results of operations or financial condition.

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We do not believe the adoption of ASU 2016-02 will have a material impact on our results of operations or financial condition, since we do not have a material amount of lease expense.

In March 2016, the FASB issued Accounting Standards Update 2016-09 ("ASU 2016-09"), Compensation—Stock Compensation (Topic 178): Improvements to Employee Share-Based Payment Accounting. The new standard's provisions applicable to the Company include allowing the entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures of equity compensation awards when they occur. Previous guidance required entities to estimate the number of awards that are expected to vest. The standard is effective on January 1, 2017, and the Company adopted ASU 2016-09 on January 1, 2016 pursuant to the allowed early adoption provision. We have concluded the adoption of ASU 2016-09 will not have a material impact on our results of operations or financial condition as our historical forfeiture rates for equity compensation awards have been immaterial.

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial instruments carried at amortized cost to be presented at the net amount expected to be collected, utilizing a valuation account which reflects the cumulative net adjustments from the gross amortized cost value. Under existing GAAP, entities would not record a valuation allowance until a loss was probable of occurring. The standard is effective for the Company on January 1, 2020. We are currently evaluating methods of deriving initial valuation accounts to be applied to our real estate loan portfolio. We do not believe the adoption of ASU 2016-13 will have a material impact on our results of operations or financial condition, since we have not yet experienced a credit loss related to any of our financial instruments.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), Statement of Cash Flows—(Topic 326): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies or establishes guidance for the presentation of various cash transactions on the statement of cash flows. The portion of the guidance applicable to the Company's business activities include the requirement that cash payments for debt prepayment or debt extinguishment costs be presented as cash out flows for financing activities. The standard is effective on January 1, 2018. We do not expect the adoption of ASU 2016-15 to impact our consolidated financial statements, since our current policy is to classify such costs as cash out flows for financing activities.

In November 2016, the FASB issued Accounting Standards Update 2016-18 ("ASU 2016-18"), Statement of Cash Flows—(Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We plan to adopt ASU 2016-18 on January 1, 2018. We currently reports changes in restricted cash within the investing activities section of our consolidated statements of cash flows. We are continuing to evaluate the impact of the adoption of ASU 2016-18 on our results of operations and financial condition.

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted ASU 2017-01 as of January 1, 2017. We believe our future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing communities will generally qualify as asset acquisitions. Pursuant to ASU 2017-01, certain qualifying acquisition costs will be capitalized and amortized rather than expensed as incurred. We expect improvements, which may be material, to our net income available to common stockholders, as well as Funds From Operations ("FFO") resulting from adoption of ASU 2017-01, versus such results under previously effective guidance.

Results of Operations

Certain financial highlights of our results of operations for the fourth quarter and year 2016 were:

	Three months ended December 31,			Twelve months ended December 31,
	2016	2015	% change	2016	2015	% change
Revenues	$58,991,853	$33,916,477	73.9%	$200,118,915	$109,305,512	83.1%

Per share data:
Net loss (1)	$(0.66)	$(0.30)	—%	$(2.11)	$(0.95)	—%

FFO (2)	$0.24	$0.21	14.3%	$0.90	$0.74	21.6%

Core FFO (2)	$0.32	$0.34	(5.9)%	$1.31	$1.16	12.9%

Dividends (3)	$0.22	$0.1925	14.3%	$0.8175	$0.7275	12.4%

Core Funds From Operations Attributable to Common Stockholders and Unitholders ("Core FFO") excludes acquisition costs and certain other costs not representative of our ongoing operations.

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and Core FFO are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

The operational highlights of our fourth quarter and full year 2016 operating results included:

•
During the fourth quarter 2016, we acquired a 31-story class A office building located in the central perimeter submarket of Atlanta, Georgia and another 110,000 square foot office building, also located in Atlanta, Georgia, which is situated upon a seven acre site which has been rezoned and is suitable for mixed-use development. We also acquired a grocery-anchored shopping center located in Houston, Texas, comprising approximately 380,000 square feet of gross leasable area.

•
During the fourth quarter 2016, we closed on two real estate investment loans, two member loans and a land acquisition bridge loan of up to an approximate aggregate $49.7 million, in support of a proposed 392-unit multifamily community to be located in Tampa, Florida, a 356-unit multifamily community to be located in suburban Atlanta, Georgia and a 332-unit, 887-bed student housing project to be located in Charlotte, North Carolina.

•
For the year 2016, our Core FFO payout ratio to our Common Stockholders and Unitholders was approximately 63.6% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 77.5%. (1)

•
For the year 2016, our Core FFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 55.9% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 60.7%. (1)

•
As of December 31, 2016, our total assets were approximately $2.4 billion compared to approximately $1.3 billion as of December 31, 2015, an increase of approximately $1.1 billion, or approximately 86.9%. This growth was driven almost entirely by property acquisitions and new real estate loans.

•	At December 31, 2016, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 58.9%.

•	Our net loss to common stockholders was $50,629,611, or $2.11 per share, for the year ended December 31, 2016 versus $21,171,858, or $0.95 per share, for the 2015 period.

•
AFFO was $26,594,910, or $1.07 per share, for the year ended December 31, 2016, an increase of 10.3% on a per share basis from our AFFO result of $21,783,083, or $0.97 per share, for the 2015 period. AFFO is calculated after deductions for all preferred dividends. (2)

•	Cash flow from operations for the year 2016 was approximately $61.7 million, an increase of approximately $26.4 million, or 75.1%, compared to approximately $35.2 million for the year 2015.

•
On January 20, 2017, we sold our 364-unit Sandstone Creek multifamily community to an unrelated third party for $48.1 million, exclusive of acquisition-related transaction costs and realized a gain on the sale of approximately $0.6 million.

•
On February 14, 2017, we sold the last of the Units authorized for sale under our Follow-On Series A Offering. Also on February 14, 2017, our $1.5 Billion Unit Offering was declared effective by the Securities and Exchange Commission.

(1) We calculate the Core FFO and AFFO payout ratios to Common Stockholders and Unitholders as the ratio of Common Stock dividends and distributions to Unitholders to Core FFO or AFFO, respectively. We calculate the Core FFO and AFFO payout ratios to Preferred Stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and Core FFO or AFFO, respectively. Since our operations resulted in a net loss for the periods presented, a payout ratio based on net loss is not calculable. See Definitions of Non-GAAP and Other Measures later within this "Results of Operations" section.

(2) “Per share” refers to per basic weighted average share of Common Stock and Class A Unit outstanding for the periods indicated. See Definitions of Non-GAAP and Other Measures later within this "Results of Operations" section.

During the year ended December 31, 2016, we acquired the following real estate assets:

Acquisition date	Multifamily communities	Location	Units

1/5/2016	Baldwin Park	Orlando, FL	528
1/15/2016	Crosstown Walk	Tampa, FL	342
2/1/2016	Overton Rise	Atlanta, GA	294
5/31/2016	525 Avalon Park	Orlando, FL	487
6/1/2016	North by Northwest	Tallahassee, Florida	219
7/1/2016	City Vista	Pittsburgh, PA	272
8/24/2016	Sorrel	Jacksonville, FL	290

			2,432

Acquisition date	Grocery anchored shopping centers	Location	Gross leasable area (square feet)

2/29/2016	Wade Green Village	Atlanta, GA	74,978
4/29/2016	Southeastern Six Portfolio	(1)	535,252
5/16/2016	The Market at Victory Village	Nashville, TN	71,300
7/15/2016	Lakeland Plaza	Atlanta, GA	301,711
8/8/2016	Sunbelt Seven Portfolio	(2), (3)	650,360
10/18/16	Champions Village	Houston, TX	383,093

			2,016,694

(1) Properties located in Greenville-Anderson, SC, Augusta, GA MSA, Columbia, SC and Birmingham, AL.
(2) Properties located in Orlando, FL, Atlanta, GA, Raleigh, NC, San Antonio, TX and Miami-Fort Lauderdale, FL.
(3) Includes the purchase of an approximate 0.95 acre outparcel for $1.5 million on December 21, 2016.

Acquisition date	Office buildings	Market	Gross rentable square feet

8/29/2016	Brookwood Office	Birmingham, AL	169,489
11/4/2016	Galleria 75	Atlanta, GA	110,597
12/30/2016	Three Ravinia	Atlanta, GA	816,748

			1,096,834

During the year ended December 31, 2016, we originated the following real estate loans and bridge loans:

Project/Property	Location	Date of loan	Maturity date	Optional extension date	Total loan commitments	Carrying value at December 31, 2016	Current / deferred interest % per annum

Multifamily communities:
CityPark II	Charlotte, NC	1/8/2016	1/7/2019	1/7/2021	$3,364,800	$3,343,030	8.5 / 6.5
CityPark Capital	Charlotte, NC	1/8/2016	1/8/2019	1/31/2021	3,916,000	3,301,287	8.5 / 6.5
Crescent Avenue	Atlanta, GA	1/13/2016	7/13/2017	N/A	6,000,000	5,980,070	9 / 3
Park 35 on Clairmont	Birmingham, AL	8/24/2016	6/26/2018	6/26/2020	21,060,160	19,629,493	8.5 / 2
Fort Myers	Ft. Myers, FL	9/26/2016	9/25/2017	N/A	4,000,000	3,625,777	12 / -
Wiregrass	Tampa, FL	11/16/2016	5/15/2020	5/15/2023	14,975,853	1,719,866	8.5 / 6.5
Wiregrass Capital	Tampa, FL	11/16/2016	5/15/2020	5/15/2023	3,744,147	3,232,403	8.5 / 6.5
360 Forsyth	Atlanta, GA	12/2/2016	12/1/2017	N/A	3,225,000	2,504,675	12 / -

					60,285,960	43,336,601
Student housing communities:
Lubbock II	Lubbock, TX	4/19/2016	4/20/2019	N/A	9,357,171	8,704,018	8.5 / 5
Haven Northgate	College Station, TX	6/21/2016	6/20/2019	6/20/2020	64,678,549	45,941,166	L+6 / L+1.5
Haven Charlotte	Charlotte, NC	12/22/2016	12/22/2019	12/22/2021	19,581,593	(195,815)	8.5 / 6.5
Haven Charlotte Capital	Charlotte, NC	12/22/2016	12/22/2019	12/22/2021	8,201,170	5,700,164	8.5 / 6.5

					101,818,483	60,149,533

					$162,104,443	$103,486,134
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

We hold options, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and except for the Founders' Village loan, the option purchase price of which is fixed at $44,266,000, are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 15 and 60 basis points, depending on the loan.

	Purchase option window		Total units upon completion	Total beds (student housing communities)
Project/Property	Begin	End

Multifamily communities:
Founders' Village	5/1/2017	7/15/2017	247
Encore	1/8/2018	5/8/2018	340
Palisades	3/1/2018	7/31/2018	304
Fusion	1/1/2018	4/1/2018	280
Green Park	11/1/2017	2/28/2018	310
Summit Crossing III	8/1/2017	11/30/2017	172
Overture	1/1/2018	5/1/2018	180
Aldridge at Town Village	11/1/2017	2/28/2018	300
Bishop Street	10/1/2018	12/31/2018	232
Hidden River	9/1/2018	12/31/2018	300
CityPark II	5/1/2018	8/31/2018	200
Park 35 on Clairmont	S + 90 days (1)	S + 150 days (1)	271
Fort Myers	N/A (2)	N/A (2)	224
Wiregrass	S + 90 days (1)	S + 150 days (1)	392
360 Forsyth	N/A (2)	N/A (2)	356
			4,108

Student housing communities:
Haven 12	9/1/2017	11/30/2017	152	536
Stadium Village	9/1/2017	11/30/2017	198	792
18 Nineteen	10/1/2017	12/31/2017	217	732
Haven South	10/1/2017	12/31/2017	250	840
Haven46	11/1/2018	1/31/2019	158	542
Haven Northgate	10/1/2018	12/31/2018	427	808
Lubbock II	11/1/2018	1/31/2019	140	556
Haven Charlotte	12/1/2019	2/28/2020	332	887
			1,874	5,693

New Market Properties:
Dawson Marketplace	12/16/2017	12/15/2018	N/A

			5,982

(1) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% stabilized occupancy rate by the underlying property.
(2) The current land loans are anticipated to be converted to mezzanine loans with purchase option agreements. The units disclosed are projected per site plan.

Twelve Months Ended December 31, 2016 Compared to 2015 and Twelve Months Ended December 31, 2015 Compared to 2014

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the twelve months ended December 31, 2016 versus 2015 and December 31, 2015 versus 2014, as summarized in the tables below:

	Year ended December 31,		Change inc (dec)
	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$137,330,774	$69,128,280	$68,202,494	98.7%
Other property revenues	19,302,548	9,495,522	9,807,026	103.3%
Interest income on loans and notes receivable	28,840,857	23,207,610	5,633,247	24.3%
Interest income from related parties	14,644,736	7,474,100	7,170,636	95.9%
Total revenues	200,118,915	109,305,512	90,813,403	83.1%

Operating expenses:
Property operating and maintenance	19,981,640	10,878,872	9,102,768	83.7%
Property salary and benefits reimbursement to related party	10,398,711	5,885,242	4,513,469	76.7%
Property management fees to related parties	5,980,735	3,014,801	2,965,934	98.4%
Real estate taxes	21,594,369	9,934,412	11,659,957	117.4%
General and administrative	4,557,990	2,285,789	2,272,201	99.4%
Equity compensation to directors and executives	2,524,042	2,362,453	161,589	6.8%
Depreciation and amortization	78,139,798	38,096,334	40,043,464	105.1%
Acquisition and pursuit costs	7,607,737	4,186,092	3,421,645	81.7%
Acquisition fees to related parties	939,806	4,967,671	(4,027,865)	(81.1)%
Asset management fees to related parties	13,637,458	7,041,226	6,596,232	93.7%
Insurance, professional fees and other expenses	6,172,972	3,568,356	2,604,616	73.0%
Total operating expenses	171,535,258	92,221,248	79,314,010	86.0%
Contingent asset management and general and administrative
expense fees	(1,585,567)	(1,805,478)	219,911	—%
Net operating expenses	169,949,691	90,415,770	79,533,921	88.0%

Operating income	30,169,224	18,889,742	11,279,482	59.7%
Interest expense	44,284,144	21,315,731	22,968,413	107.8%

Net loss before gain on sale of real estate	$(14,114,920)	$(2,425,989)	$(11,688,931)	—%

	Year ended December 31,		Change inc (dec)
	2015	2014	Amount	Percentage
Revenues:
Rental revenues	$69,128,280	$30,762,423	$38,365,857	124.7%
Other property revenues	9,495,522	3,946,222	5,549,300	140.6%
Interest income on loans and notes receivable	23,207,610	18,531,899	4,675,711	25.2%
Interest income from related parties	7,474,100	3,295,826	4,178,274	126.8%
Total revenues	109,305,512	56,536,370	52,769,142	93.3%

Operating expenses:
Property operating and maintenance	10,878,872	4,887,903	5,990,969	122.6%
Property salary and benefits reimbursement to related party	5,885,242	2,882,283	3,002,959	104.2%
Property management fees to related parties	3,014,801	1,347,502	1,667,299	123.7%
Real estate taxes	9,934,412	3,587,287	6,347,125	176.9%
General and administrative	2,285,789	1,051,849	1,233,940	117.3%
Equity compensation to directors and executives	2,362,453	1,784,349	578,104	32.4%
Depreciation and amortization	38,096,334	16,328,715	21,767,619	133.3%
Acquisition and pursuit costs	4,186,092	3,518,540	667,552	19.0%
Acquisition fees to related parties	4,967,671	3,714,077	1,253,594	33.8%
Asset management fees to related parties	7,041,226	3,546,987	3,494,239	98.5%
Insurance, professional fees and other expenses	3,568,356	1,903,833	1,664,523	87.4%
Total operating expenses	92,221,248	44,553,325	47,667,923	107.0%
Contingent asset management and general and administrative
expense fees	(1,805,478)	(332,345)	(1,473,133)	443.3%
Net operating expenses	90,415,770	44,220,980	46,194,790	104.5%

Operating income	18,889,742	12,315,390	6,574,352	53.4%
Less interest expense	21,315,731	10,188,187	11,127,544	109.2%

Net (loss) income	$(2,425,989)	$2,127,203	$(4,553,192)	(214.0)%

New Market Properties, LLC

Our retail business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a proposed shopping center in the Atlanta, Georgia market. These assets are owned by our wholly-owned subsidiary, New Market Properties, LLC, which we intend to spin off upon attainment of sufficient size and if warranted by market conditions. Comparative statements of operations of New Market Properties, LLC for the years ended December 31, 2016, 2015 and 2014 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

	Year ended December 31,		Change inc (dec)
New Market Properties, LLC	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$26,312,961	$10,297,908	$16,015,053	155.5%
Other property revenues	7,409,648	3,093,809	4,315,839	139.5%
Interest income on loans and notes receivable	1,767,943	681,055	1,086,888	159.6%
Interest income from related parties	—	—	—	—
Total revenues	35,490,552	14,072,772	21,417,780	152.2%

Operating expenses:
Property operating and maintenance	3,547,255	1,696,331	1,850,924	109.1%
Property management fees	1,158,832	456,315	702,517	154.0%
Real estate taxes	3,725,024	1,331,485	2,393,539	179.8%
General and administrative	540,495	210,816	329,679	156.4%
Equity compensation to executive	81,534	284,450	(202,916)	(71.3)%
Depreciation and amortization	19,245,688	7,125,989	12,119,699	170.1%
Acquisition and pursuit costs	1,469,970	777,215	692,755	89.1%
Acquisition fees to related parties	633,142	879,750	(246,608)	(28.0)%
Asset management fees to related parties	2,665,771	1,002,397	1,663,374	165.9%
Insurance, professional fees and other	546,056	315,535	230,521	73.1%
Total operating expenses	33,613,767	14,080,283	19,533,484	138.7%
Contingent asset management and general and
administrative expense fees	(272,966)	(356,834)	83,868	(23.5)%
Net operating expenses	33,340,801	13,723,449	19,617,352	142.9%

Operating income	2,149,751	349,323	1,800,428	515.4%
Interest expense	8,870,094	3,479,879	5,390,215	154.9%

Net income	$(6,720,343)	$(3,130,556)	$(3,589,787)	114.7%

	Year ended December 31,		Change inc (dec)
New Market Properties, LLC	2015	2014	Amount	Percentage
Revenues:
Rental revenues	$10,297,908	$2,716,772	$7,581,136	279.0%
Other property revenues	3,093,809	757,051	2,336,758	308.7%
Interest income on loans and notes receivable	681,055	—	681,055	—
Interest income from related parties	—	—	—	—
Total revenues	14,072,772	3,473,823	10,598,949	305.1%

Operating expenses:
Property operating and maintenance	1,696,331	404,593	1,291,738	319.3%
Property management fees	456,315	124,409	331,906	266.8%
Real estate taxes	1,331,485	315,851	1,015,634	321.6%
General and administrative	210,816	70,832	139,984	197.6%
Equity compensation to executive	284,450	—	284,450	100.0%
Depreciation and amortization	7,125,989	2,129,667	4,996,322	234.6%
Acquisition and pursuit costs	777,215	2,226,688	(1,449,473)	(65.1)%
Acquisition fees to related parties	879,750	1,896,677	(1,016,927)	(53.6)%
Asset management fees to related parties	1,002,397	248,363	754,034	303.6%
Insurance, professional fees and other	315,535	98,256	217,279	221.1%
Total operating expenses	14,080,283	7,515,336	6,564,947	87.4%
Contingent asset management and general and
administrative expense fees	(356,834)	(88,280)	(268,554)	304.2%
Net operating expenses	13,723,449	7,427,056	6,296,393	84.8%

Operating income	349,323	(3,953,233)	4,302,556	(108.8)%
Interest expense	3,479,879	854,097	2,625,782	307.4%

Net income	$(3,130,556)	$(4,807,330)	$1,676,774	(34.9)%

Rental Revenues

Rental revenue increased due to property acquisitions during 2016 and 2015, as shown in the following table:

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
Rental revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired:
2016:
Multifamily and student housing communities	$28,737,000	42.1%	$—	—
Office buildings	2,148,000	3.1%	—	—
2015:
Multifamily communities	22,606,000	33.1%	17,739,000	46.2%
New Market Properties	16,015,000	23.5%	7,581,000	19.8%
Other	(1,304,000)	(1.8)%	13,046,000	34.0%

Total	$68,202,000	100.0%	$38,366,000	100.0%

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

We also collect revenue from residents for items such as utilities, application fees, lease termination fees, and late charges. The increases in other property revenues for the year ended December 31, 2016 versus 2015 and December 31, 2015 versus 2014 were similarly due to the acquisitions listed above.

Interest income from our real estate loans increased substantially for the year ended December 31, 2016 versus 2015 and December 31, 2015 versus 2014, primarily due to the addition of twelve real estate loans and bridge loans during 2016 and ten real estate loans and bridge loans during 2015. We added four real estate loans during the year ended December 31, 2014, net of one which was repaid. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate loans and bridge loans was approximately $334.6 million at December 31, 2016, $239.0 million at December 31, 2015 and $153.7 million at December 31, 2014.

We recorded interest income and other revenue from these instruments as represented in Note 4 to the Company's Consolidated Financial Statements.

Property operating and maintenance expense

Expenses for the operations and maintenance of our multifamily communities and retail assets rose primarily due to the incremental costs brought on by acquisitions during 2016 and 2015, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
Property operating and maintenance	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired:
2016:
Multifamily and student housing communities	$4,002,000	44.0%	$—	—
Office buildings	353,000	3.9%	—	—
2015:
Multifamily communities	2,861,000	31.4%	2,429,000	40.5%
New Market Properties	1,851,000	20.3%	1,292,000	21.6%
Other	36,000	0.4%	2,270,000	37.9%

Total	$9,103,000	100.0%	$5,991,000	100.0%

Property salary and benefits reimbursement to related party

We recorded expense reimbursements to our multifamily property manager for the salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our multifamily communities. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate the acquisitions made during 2016 and 2015, as shown in the following table.

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
Salary and Benefits Reimbursements	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired:
2016:
Multifamily and student housing communities	$2,486,000	55.1%	$—	—
Office buildings	69,000	1.5%	—	—
2015:
Multifamily communities	2,062,000	45.7%	1,677,000	55.8%
Other	(104,000)	(2.3)%	1,326,000	44.2%

Total	$4,513,000	100.0%	$3,003,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for retail assets, property management fees are 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. Property management fees for office buildings are within the range of 2.0% to 4.0% of gross property revenues, of which 1.5% to 3.0% is paid to a third party management company. The increases were primarily due to properties acquired during 2016 and 2015, as shown in the following table:

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
Property management fees	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired:
2016:
Multifamily and student housing communities	$1,204,000	40.6%	$—	—
2015:
Multifamily communities	1,189,000	40.1%	594,000	35.6%
New Market Properties	703,000	23.7%	332,000	20.0%
Other	(130,000)	(4.4)%	741,000	44.4%
Total	$2,966,000	100.0%	$1,667,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our multifamily communities and retail assets. Real estate taxes rose primarily due to the incremental costs brought on by acquisitions during 2016 and 2015, as shown in the following table:

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
Real estate taxes	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired:
2016:
Multifamily and student housing communities	$4,772,000	40.9%	$—	—
Office buildings	196,000	1.7%	—	—
2015:
Multifamily communities	3,883,000	33.3%	2,776,000	43.7%
New Market Properties	2,394,000	20.5%	1,016,000	16.0%
Other	415,000	3.6%	2,555,000	40.3%

Total	$11,660,000	100.0%	$6,347,000	100.0%

We generally expect the assessed values of our multifamily communities and retail assets to rise over time, owing to our expectation of improving market conditions and the value of our multifamily communities and retail assets, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired during 2016 and 2015, as shown in the following table:

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
General and administrative expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase

Taxes, licenses & fees	$380,000	16.8%	$375,000	30.4%
Properties acquired:
2016:
Multifamily and student housing communities	782,000	34.4%	—	—
2015:
Multifamily communities	682,000	30.0%	477,000	38.7%
New Market Properties	330,000	14.5%	140,000	11.3%
Other	98,000	4.3%	242,000	19.6%
	$2,272,000	100.0%	$1,234,000	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards increased primarily due to expansions of Class B Unit awards in 2015 and 2016, the details of which are presented in note 8 to the Consolidated Financial Statements. See also note 18 for details regarding our 2017 Class B Unit grant.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Depreciation and amortization expense by major acquisition category (rounded to 000s)
	Twelve months ended December 31,
Depreciation and amortization	2016	2015	2014

Properties acquired:
2016:
Multifamily and student housing communities	$23,117,000	$—	$—
Office buildings	1,230,000	—	—
2015:
Multifamily communities	21,247,000	13,914,000	—
2014:
Multifamily communities	6,989,000	8,578,000	4,124,000
New Market Properties	19,246,000	7,126,000	2,130,000
Other	6,311,000	8,478,000	10,075,000

Total	$78,140,000	$38,096,000	$16,329,000

Acquisition and pursuit costs and acquisition fees to related parties

Acquisition and pursuit costs and acquisition fees consisted of:

	Twelve months ended December 31, 2016
Amount (rounded to 000s):	Acquisition and pursuit costs	Acquisition fees	Total acquisition costs
Properties acquired during 2016:
Multifamily and student housing communities	$4,658,000	$66,000	$4,724,000
New Market Properties	1,470,000	633,000	2,103,000
Office buildings	1,480,000	241,000	1,721,000

Total	$7,608,000	$940,000	$8,548,000

	Twelve months ended December 31, 2015
Amount (rounded to 000s):	Acquisition and pursuit costs	Acquisition fees	Total acquisition costs
Properties acquired during 2015:
Multifamily communities	$3,401,000	$4,088,000	$7,489,000
New Market Properties	777,000	880,000	1,657,000
Other	8,000	—	8,000

Total	$4,186,000	$4,968,000	$9,154,000

	Twelve months ended December 31, 2014
Amount (rounded to 000s):	Acquisition and pursuit costs	Acquisition fees	Total acquisition costs
Properties acquired during 2014:
Multifamily communities	$1,135,000	$1,817,000	$2,952,000
New Market Properties	2,227,000	1,897,000	4,124,000
Other	157,000	—	157,000

Total	$3,519,000	$3,714,000	$7,233,000

The decrease in acquisition fees during 2016 versus 2015 was due to the implementation of a new loan coordination fee in 2016 that replaced the acquisition fee paid to our Manager. The majority of this fee is treated as a deferred loan cost and is amortized over the life of the loan. Included in the acquisition fees recognized for the twelve months ended December 31, 2014 were $714,570 paid as a fee to Joel T. Murphy, which was earned prior to his appointment as a director and Chief Executive Officer of New Market Properties, LLC, a related party, related to the acquisition of nine grocery-anchored shopping centers. In addition, Mr. Murphy was paid a fee of $57,268 in connection with one grocery-anchored shopping center acquisition prior to becoming the Chief Executive Officer of New Market Properties, LLC, which is included in other acquisition costs for other retail acquisitions.

Asset management fees and general and administrative fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquisitions during 2016 and 2015, as shown in the following tables:

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
Revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired:
2016:
Multifamily and student housing communities	$31,286,000	34.5%	$—	—
Office buildings	2,357,000	2.6%	—	—
2015:
Multifamily communities	25,354,000	27.9%	19,277,000	36.5%
2014:
Multifamily communities	264,000	0.3%	13,992,000	26.5%
New Market Properties	21,418,000	23.6%	10,599,000	20.1%
Other	10,134,000	11.1%	8,901,000	16.9%
Total	$90,813,000	100.0%	$52,769,000	100.0%

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
Gross real estate and real estate loans	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired:
2016:
Multifamily and student housing communities	$442,644,000	40.5%	$—	—
Office buildings	224,892,000	20.6%	—	—
2015:
Multifamily communities	1,993,000	0.2%	423,244,000	71.1%
New Market Properties	320,522,000	29.3%	102,454,000	17.2%
Real estate loans	99,941,000	9.1%	66,981,000	11.2%
Other	2,624,000	0.3%	2,901,000	0.5%
Total	$1,092,616,000	100.0%	$595,580,000	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase		increase
	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Insurance, professional fees, and other:
Audit and tax fees	$571,000	21.9%	$147,000	8.8%
Insurance premiums	1,493,000	57.3%	1,058,000	63.6%
Legal fees and other	541,000	20.8%	460,000	27.6%

Total	$2,605,000	100.0%	$1,665,000	100.0%

Asset management and general and administrative expense fees deferred

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any contingent fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A cumulative total of approximately $3.7 million of combined asset management and general and administrative expense fees as of December 31, 2016 have been deferred by the Manager. We will recognize any contingent fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of December 31, 2016, there was insufficient evidence to support recognition of these contingent fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increases consisted of:

	Twelve months ended December 31,
	2016 versus 2015		2015 versus 2014
	increase (decrease)		increase (decrease)
Interest expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired:
2016:
Multifamily and student housing communities	$9,162,000	39.9%	$—	—
Office buildings	474,000	2.1%	—	—
2015:
Multifamily communities	5,735,000	25.0%	4,308,000	38.7%
2014:
Multifamily communities	(29,000)	(0.1)%	3,174,000	28.5%
New Market Properties	5,390,000	23.5%	2,626,000	23.6%
Line of Credit	1,702,000	7.4%	(442,000)	(4.0)%
Term Notes	853,000	3.7%	(218,000)	(2.0)%
Loan Participants	512,000	2.2%	1,277,000	11.5%
Other	(831,000)	(3.8)%	403,000	3.6%
	$22,968,000	100.0%	$11,128,000	100.0%

Definitions of Non-GAAP Measures

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

AFFO figures reported by us may not be comparable to those AFFO figures reported by other companies. We utilize AFFO as another measure of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders. FFO, Core FFO, and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Reconciliation of FFO, Core FFO, and AFFO
to Net Loss Attributable to Common Stockholders (A)

		Three months ended December 31,
		2016	2015	2014

Net loss attributable to common stockholders (See note 1)		$(16,589,868)	$(6,756,775)	$(2,329,055)

	Loss attributable to non-controlling interests (See note 2)	(135,246)	(4,609)	967
Add:	Depreciation of real estate assets	16,890,027	8,545,481	4,874,763
	Amortization of acquired real estate intangible assets and deferred leasing costs	6,123,722	3,058,298	2,633,101

FFO		6,288,635	4,842,395	5,179,776

Add:	Acquisition and pursuit costs (See note 3)	1,661,679	2,877,100	324,898
	Loan cost amortization on acquisition Term Note (See note 4)	26,938	—	173,684
	Amortization of loan coordination fees paid to the Manager (See note 5)	317,997	—	—

Core FFO		8,295,249	7,719,495	5,678,358

	Non-cash equity compensation to directors and executives	656,336	601,185	437,242
	Amortization of loan closing costs (See note 6)	818,685	404,315	276,526
	Depreciation/amortization of non-real estate assets	144,985	82,792	29,806
	Net loan fees received (See note 7)	497,277	348,317	86,383
	Deferred interest income received (See note 8)	—	130,072	241,192
Less:	Non-cash loan interest income (See note 6)	(4,227,953)	(3,328,607)	(1,940,194)
	Abandoned pursuit costs	—	—	(519)
	Cash paid for loan closing costs	(215,258)	(42,023)	—
	Amortization of acquired real estate intangible liabilities (See note 9)	(743,550)	(379,025)	(173,188)
	Normally recurring capital expenditures and leasing costs (See note 10)	(617,237)	(250,976)	(222,861)

AFFO		$4,608,534	$5,285,545	$4,412,745

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$5,740,616	$4,314,999	$3,697,436
	Distributions to Unitholders (See note 2)	194,957	53,238	25,377
	Total	$5,935,573	$4,368,237	$3,722,813

Common Stock dividends and Unitholder distributions per share		$0.22	$0.1925	$0.175

FFO per weighted average basic share of Common Stock and Unit		$0.24	$0.21	$0.25
Core FFO per weighted average basic share of Common Stock and Unit		$0.32	$0.34	$0.28
AFFO per weighted average basic share of Common Stock and Unit		$0.18	$0.23	$0.22

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	25,210,069	22,402,366	20,364,971
	Class A Units	886,168	276,560	145,011
	Common Stock and Class A Units	26,096,237	22,678,926	20,509,982

	Diluted: (B)
	Common Stock and Class A Units	27,009,119	23,443,082	20,750,050

Actual shares of Common Stock outstanding, including 15,498, 15,067 and 39,216
unvested shares of restricted Common Stock at December 31, 2016, 2015 and 2014, respectively.		26,513,690	22,776,618	21,443,203
Actual Class A Units outstanding		886,168	276,560	145,011
	Total	27,399,858	23,053,178	21,588,214

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 3.40% weighted average non-controlling interest in the Operating Partnership for the three-month period ended December 31, 2016.

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

		Twelve months ended December 31,
		2016	2015	2014

Net loss attributable to common stockholders (See note 1)		$(50,629,611)	$(21,171,858)	$(5,312,921)

Add:	Loss attributable to non-controlling interests (See note 2)	(310,291)	(25,321)	33,714
	Depreciation of real estate assets	55,896,381	27,497,386	12,181,439
	Amortization of acquired real estate intangible assets and deferred leasing costs	21,700,590	10,401,698	4,065,141
Less:	Gain on sale of real estate	(4,271,506)	—	—

FFO		22,385,563	16,701,905	10,967,373

Add:	Acquisition and pursuit costs (See note 3)	8,547,543	9,153,763	7,232,617
	Loan cost amortization on acquisition Term Note (See note 4)	166,682	96,658	173,684
	Amortization of loan coordination fees paid to the Manager (See note 5)	869,651	—	—
	Costs incurred from extension of management agreement with the Manager (See note 11)	421,387	—	—

Core FFO		32,390,826	25,952,326	18,373,674

	Non-cash equity compensation to directors and executives	2,524,042	2,362,453	1,784,349
	Amortization of loan closing costs (See note 6)	2,559,096	1,377,618	831,375
	Depreciation/amortization of non-real estate assets	542,827	197,250	82,135
	Net loan fees received (See note 7)	1,872,105	1,387,109	484,674
	Deferred interest income received (See note 8)	6,875,957	3,380,451	1,555,710
Less:	Non-cash loan interest income (See note 6)	(14,685,707)	(9,924,973)	(7,202,831)
	Abandoned pursuit costs	—	(39,657)	(127,326)
	Cash paid for loan closing costs	(228,534)	(571,876)	(67,257)
	Amortization of acquired real estate intangible liabilities (See note 9)	(2,458,342)	(1,074,202)	(254,802)
	Normally recurring capital expenditures and leasing costs (See note 10)	(2,797,360)	(1,263,416)	(688,211)

AFFO		$26,594,910	$21,783,083	$14,771,490

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$19,940,730	$16,196,324	$11,747,328
	Distributions to Unitholders (See note 2)	671,250	202,545	106,640
	Total	$20,611,980	$16,398,869	$11,853,968

Common Stock dividends and Unitholder distributions per share		$0.8175	$0.7275	$0.655

FFO per weighted average basic share of Common Stock and Unit		$0.90	$0.74	$0.63
Core FFO per weighted average basic share of Common Stock and Unit		$1.31	$1.16	$1.05
AFFO per weighted average basic share of Common Stock and Unit		$1.07	$0.97	$0.84

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	23,969,494	22,182,971	17,399,147
	Class A Units	819,197	278,745	160,944
	Common Stock and Class A Units	24,788,691	22,461,716	17,560,091

	Diluted: (B)
	Common Stock and Class A Units	26,502,136	22,982,002	17,736,588

Actual shares of Common Stock outstanding, including 15,498, 15,067 and 39,216
unvested shares of restricted Common Stock at December 31, 2016, 2015 and 2014, respectively.		26,513,690	22,776,618	21,443,203
Actual Class A Units outstanding		886,168	276,560	145,011
	Total	27,399,858	23,053,178	21,588,214

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. The Unitholders were granted awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. The Class A Units collectively represent an approximate 3.30% weighted average non-controlling interest in the Operating Partnership for the year ended December 31, 2016.

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

Notes to Reconciliation of FFO, Core FFO and AFFO to Net (Loss) Income Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the year ended December 31, 2016 include activity for the six multifamily communities, 17 grocery-anchored shopping centers, three office buildings and one student housing community acquired during 2016 only from their respective dates of acquisition. Similarly, rental and other property revenues and expenses for the year ended December 31, 2015 include activity for the nine multifamily communities and four grocery-anchored shopping centers acquired during 2015 only from their respective dates of acquisition.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 886,168 Class A Units as of December 31, 2016, which were awarded primarily to our key executive officers and to the contributor of the Wade Green grocery-anchored shopping center. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 3.40%, 1.22% and 0.71% for the three-month periods ended December 31, 2016, 2015, and 2014 respectively and 3.30%, 1.24%, and 0.92% for the years ended December 31, 2016, 2015, and 2014 respectively.

3)	We incur various costs in relation to the pursuit and acquisition of properties. These costs are additive adjustments to FFO in the calculation of Core FFO.

4)
We incurred loan closing costs for the acquisition of the Village at Baldwin Park multifamily community during the first quarter 2016 on our $35 million acquisition term loan facility with Key Bank National Association and on our $11 million term note. These costs were deferred and are being amortized over the life of the term loan. Similarly, we incurred loan closing costs in 2015 on a $32 million term loan to partially finance the acquisitions of the Avenues at Northpointe and Avenues at Cypress multifamily communities in 2015; this loan was repaid in full on May 12, 2015. Since the amortization expense of these deferred costs is similar in character to acquisition costs, they are therefore an additive adjustment in the calculation of Core FFO.

5)
Beginning in 2016, we pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. The portion of the loan coordination fees attributable to the financing are amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of Core FFO. At December 31, 2016, aggregate unamortized loan costs were approximately $8.7 million, which will be amortized over a weighted average remaining loan life of approximately 10.3 years.

6)
We incurred loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired multifamily communities and retail assets, and also for occasional amendments to our $150 million syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are being amortized over the lives of the respective mortgage loans and the Revolving Line of Credit, and the non-cash amortization expense is an addition to Core FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At December 31, 2016, aggregate unamortized loan costs were approximately $15.0 million, which will be amortized over a weighted average remaining loan life of approximately 6.9 years.

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

9)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for retail assets. At December 31, 2016, the balance of unamortized below-market lease intangibles was approximately $29.8 million, which will be recognized over a weighted average remaining lease period of approximately 9.5 years.

10)
We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $1,679,437, $730,821 and $575,883 for the three-month periods ended December 31, 2016, 2015, and 2014 respectively and $5,939,510, $2,871,202 and $1,391,570 for the years ended December 31, 2016, 2015, and 2014 respectively. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers.

11)
We incurred legal costs pertaining to the extension of our management agreement with our Manager. The three-year extension was effective as of June 3, 2016. Such costs are an additive adjustment to FFO in our calculation of Core FFO.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities, grocery-anchored shopping centers and office buildings (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities, grocery-anchored shopping centers and office buildings;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders;

•	cash redemptions that we may pay to our preferred stockholders, and

•	committed investments.

We have a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a syndicated revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $150.0 million pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein.
On February 12, 2015, we entered into a $32.0 million term loan with Key Bank National Association under the Credit Facility, or the 2015 Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.
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
The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2016, we were in compliance with all covenants related to the Amended and Restated Credit Agreement. Our results are presented in the Indebtedness note to the consolidated financial statements.

At December 31, 2016, we had a balance owed of $127.5 million under the Credit Facility. Interest expense on the Credit Facility was approximately $3.4 million (excluding deferred loan cost amortization of approximately $0.5 million) and the weighted average interest rate was 3.96% for the year ended December 31, 2016.

Our net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 was approximately $61.7 million, $35.2 million and $15.4 million, respectively. The increase in net cash provided by operating activities for 2016 compared to 2015 was primarily due to the incremental cash generated by property income provided by the six multifamily communities, 17 grocery-anchored shopping centers, three office buildings and one student housing community acquired during 2016 and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes. The increase in net cash provided by operating activities for 2015 compared to 2014 was primarily due to the incremental cash generated by property income provided by the Dunbar, Sunbelt and Houston Portfolios, the CityPark View, Aster at Lely and Lakewood Ranch acquisitions, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes. The increase in net cash provided by operating activities for 2014 compared to 2013 was primarily due to the incremental cash generated by property income provided by the Dunbar Portfolio, retail, and Trail II and Summit II acquisitions, and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes.

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

Our net cash used in investing activities was approximately $1.1 billion, $533.5 million and $356.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. Disbursements for property acquisitions rose from approximately $299.5 million during 2014 to approximately $420.7 million during 2015, and approximately $1.0 billion in 2016, as our property acquisition activity increased substantially during 2015 and 2016. Cash disbursements for real estate loans and notes receivable which totaled approximately $81.6 million during 2014, and rose to approximately $152.0 million in 2015 and approximately $195.1 million in 2016.

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

For the year ended December 31, 2016, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily communities:
Trail Creek	$—	$23,908	$23,908	$44,386	$68,294
Summit Crossing	—	73,042	73,042	86,893	159,935
Summit II	—	20,237	20,237	32,848	53,085
Stone Rise	—	58,237	58,237	67,161	125,398
Ashford Park	—	199,136	199,136	149,660	348,796
McNeil Ranch	—	178,634	178,634	76,846	255,480
Lake Cameron	—	71,845	71,845	113,318	185,163
Stoneridge Farms at the Hunt Club	197,895	80,214	278,109	153,087	431,196
Vineyards	45,222	67,691	112,913	155,314	268,227
Enclave	159,576	18,320	177,896	130,023	307,919
Sandstone	89,857	70,300	160,157	168,061	328,218
Cypress	77,666	35,567	113,233	29,821	143,054
Northpointe	25,121	71,386	96,507	71,114	167,621
Lakewood Ranch	94,869	2,881	97,750	24,073	121,823
Aster at Lely	—	6,517	6,517	55,211	61,728
CityPark View	—	16,052	16,052	11,755	27,807
Avenues at Creekside	104,366	31,797	136,163	110,401	246,564
Citi Lakes	247,941	17,721	265,662	53,721	319,383
Stone Creek	118,923	16,339	135,262	54,819	190,081
Lenox Portfolio	450,659	3,548	454,207	109,460	563,667
Village at Baldwin Park	1,328,995	3,649	1,332,644	262,464	1,595,108
Crosstown Walk	—	6,614	6,614	56,136	62,750
Overton Rise	54,742	7,565	62,307	37,939	100,246
525 Avalon Park	29,572	7,221	36,793	141,241	178,034
City Vista	—	—	—	1,029	1,029
Sorrel	36,996	—	36,996	1,875	38,871

	3,062,400	1,088,421	4,150,821	2,198,656	6,349,477

Retail:
Woodstock Crossing	—	6,450	6,450	185	6,635
Parkway Town Centre	—	35,762	35,762	64,324	100,086
Spring Hill Plaza	—	—	—	14,735	14,735
Barclay Crossing	198,123	—	198,123	10,843	208,966
Deltona Landings	—	—	—	14,874	14,874
Kingwood Glen	—	40,977	40,977	23,520	64,497
Parkway Centre	—	25,032	25,032	71,391	96,423
Powder Springs	—	—	—	42,871	42,871
Sweetgrass Corner	—	7,909	7,909	63,506	71,415
Salem Cove	—	—	—	29,873	29,873
Independence Square	739,903	215,143	955,046	30,478	985,524
Royal Lakes Marketplace	—	—	—	24,445	24,445
Summit Point	24,465	36,983	61,448	11,184	72,632
The Overlook at Hamilton Place	—	—	—	14,616	14,616
Wade Green Village	58,397	21,018	79,415	7,434	86,849
Anderson Central	—	9,290	9,290	2,562	11,852
East Gate Shopping Center	—	—	—	7,337	7,337
Fairview Market	—	—	—	5,966	5,966
Fury's Ferry	—	—	—	46,811	46,811
Southgate Village	—	—	—	40,554	40,554
Lakeland Plaza	—	—	—	34,967	34,967
Shoppes of Parkland	—	—	—	17,900	17,900
Champions Village	—	—	—	652	652

	1,020,888	398,564	1,419,452	581,028	2,000,480

Student Housing:
North by Northwest	369,239	—	369,239	17,676	386,915
	$4,452,527	$1,486,985	$5,939,512	$2,797,360	$8,736,872

For the year ended December 31, 2015, our capital expenditures were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily:
Summit Crossing	$—	$50,634	$50,634	$126,180	$176,814
Trail Creek	—	95,205	95,205	109,610	204,815
Stone Rise	—	32,966	32,966	88,573	121,539
Ashford Park	—	212,491	212,491	155,411	367,902
McNeil Ranch	—	7,993	7,993	62,969	70,962
Lake Cameron	—	72,714	72,714	109,030	181,744
Stoneridge	118,510	19,680	138,190	133,996	272,186
Vineyards	63,988	8,230	72,218	83,895	156,113
Enclave	39,685	14,258	53,943	97,234	151,177
Sandstone	709,523	6,491	716,014	124,467	840,481
Cypress	45,675	11,614	57,289	19,724	77,013
Northpointe	77,907	8,837	86,744	17,803	104,547
Lakewood Ranch	119,222	19,251	138,473	1,516	139,989
Aster at Lely	—	6,150	6,150	23,122	29,272
CityPark View	—	—	—	9,854	9,854
Avenues at Creekside	19,576	—	19,576	39,389	58,965
Citilakes	22,347	734	23,081	—	23,081
Stone Creek	70,186	—	70,186	4,890	75,076

	1,286,619	567,248	1,853,867	1,207,663	3,061,530
Retail:
Woodstock	264,930	28,803	293,733	736	294,469
Parkway Town Centre	319,121	—	319,121	4,704	323,825
Spring Hill Plaza	30,040	3,800	33,840	—	33,840
Deltona Landings	—	—	—	1,409	1,409
Salem Cove	29,820	—	29,820	—	29,820
Kingwood Glen	326,207	7,307	333,514	27,899	361,413
Powder Springs	—	—	—	8,371	8,371
Sweetgrass	—	—	—	98	98
Independence Square	—	7,307	7,307	5,015	12,322
Royal Lakes	—	—	—	7,521	7,521

	970,118	47,217	1,017,335	55,753	1,073,088

	$2,256,737	$614,465	$2,871,202	$1,263,416	$4,134,618

Net cash provided by financing activities was approximately $1.1 billion, $497.6 million and $334.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the 2016 period, our significant financing cash sources were approximately $622.4 million of net proceeds from the mortgage financing transactions and approximately $390.9 million of net proceeds from our Follow-On Series A Offering. During the 2015 period, our significant financing cash sources were approximately $256.9 million of net proceeds from the mortgage financing transactions and approximately $262.5 million of net proceeds from our Follow-On Series A Offering. During the 2014 period, our significant financing cash sources were the receipt of approximately $227.6 million in net proceeds from the mortgage financing transactions related to our property acquisitions, $93.7 million of net proceeds from our Follow-On Series A Offering, proceeds from our Term Loan of $44.25 million, and net proceeds from our At-the-Market offering of approximately $49.0 million.

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

Our board of directors reviews the Preferred Stock dividend monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new Units from our $1.5 Billion Unit Offering.

Our fourth quarter 2016 Common Stock dividend declaration of $0.22 per share represented an overall increase of 76.0% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 13.9% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the years ended December 31, 2016, 2015 and 2014, our aggregate dividends and distributions paid totaled approximately $58.0 million, $33.1 million and $17.5 million, respectively. Excluding the impact of approximately $7.2 million of acquisition costs incurred for the 2014 period, our cash flows from operating activities were sufficient to fund our cash dividend distributions for those respective periods. We expect our cash flow from operations for future periods to be sufficient to fund both our quarterly Common Stock dividends and our monthly Preferred Stock dividends, with the possible exceptions of periods in which we incur significant debt extinguishment charges.

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

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our $1.5 Billion Unit Offering, our mShares Offering (both as defined below), Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities, especially our $1.5 Billion Unit Offering, details of which are described below. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

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

On October 11, 2013, the SEC declared effective our registration statement on Form S-3 (File No. 333-183355), as the same may be amended from time to time, or our Follow-On Series A Registration Statement, for an offering of up to 900,000 Units, with each Unit consisting of one share of our Series A Redeemable Preferred Stock, stated value $1,000 per share, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of our Common Stock to be offered from time to time on a “reasonable best efforts” basis. The offering under the Follow-On Series A Registration Statement is referred to herein as the Follow-On Series A Offering, and, except as described in its prospectus, the terms of the Follow-On Series A Offering are substantially similar to the terms of the Primary Series A Offering. We commenced sales for the Follow-On Series A Offering on January 1, 2014. A total of 835,447 Units were issued and sold from that date through December 31, 2016 under the Follow-On Series A Offering. As of February 14, 2017, we had issued all 900,000 Units from our Follow-On Series A Offering.

On February 14, 2017, we terminated the Follow-On Series A Offering and on the same day, the Company’s registration statement on Form S-3 (Registration No. 333-211924), as the same may be amended from time to time, or our $1.5 Billion Follow-on Registration Statement, was declared effective by the SEC. This $1.5 Billion Follow-on Registration Statement allows us to offer up to a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock, or our $1.5 Billion Unit Offering. The price per Unit is $1,000. The Units are being offered by Preferred Capital Securities, LLC, or PCS, on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the $1.5 Billion Unit Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes. Except as described in its prospectus, the terms of the $1.5 Billion Unit Offering are substantially similar to the terms of the Follow-On Series A Offering.

Aggregate offering expenses, including selling commissions and dealer manager fees, will be capped at 11.5% of the aggregate gross proceeds of the $1.5 Billion Unit Offering, of which we will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

On December 2, 2016, the Company’s registration statement on Form S-3 (Registration No. 333-214531), as the same may be amended from time to time, or our mShares Registration Statement, was declared effective by the SEC.  The mShares Registration Statement allows us to offer up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock, or mShares, par value $0.01 per share, or the mShares Offering. The price per mShare is $1,000.  The mShares are being offered by PCS on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the mShares Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

Pursuant to FINRA Rule 2310(b)(5), which became effective April 11, 2016, and as described in Regulatory Notice 15-02, we have prepared for our stockholders an estimate of the per share value of our Preferred Stock as of December 31, 2016. This estimate is based on dividing (i) the value of our assets less contractual liabilities as of December 31, 2016, by (ii) the number of shares of Preferred Stock outstanding as of that date. We used two different methodologies for this purpose: a direct capitalization appraised value analysis and a consolidated balance sheet analysis. Both of these methodologies were prepared with the material assistance and confirmation of third party valuation experts pursuant to FINRA Rule 2310(b)(5) and NASD Rule 2340(c). We believe both methodologies conform to standard industry practices. Based on the foregoing, we have determined that the estimated value as of December 31, 2016 of our Preferred Stock is $1,000 per share.

Under the direct capitalization appraised value analysis, we determined our potential gross income that could be expected from rents and other income received from the properties that we owned as of December 31, 2016. We then estimated for vacancies and collection losses, which amount we then subtracted from potential gross income to arrive at effective gross income. We subtracted estimated operating expenses from effective gross income to arrive at net operating income, and current market capitalization rates were determined for each of the properties. The capitalization rate of each property was then divided by its net operating income to determine a fair market value for each property. For any property owned for less than 12 months, we used the market value of that property as reflected in the third party appraisal we had received at the time of acquisition of that property. The fair market value of all the properties was then added to the value of our other assets (i.e., the value of our cash on hand and other financial assets as reflected on our audited consolidated financial statements for the year ended December 31, 2016) to determine the aggregate market value of our assets. We then subtracted our contractual liabilities from the aggregate market value of our assets, and divided the difference by the number of shares of our Preferred Stock outstanding as of December 31, 2016 to determine our estimated per share value of our Preferred Stock as of that date.

Under the balance sheet approach, we subtracted our contractual liabilities from the aggregate of the gross value of our real estate plus the value of our other assets (i.e., the value of our cash on hand and other financial assets as reflected on our audited consolidated financial statements for the year ended December 31, 2016), and divided the difference by the number of shares of our Preferred Stock outstanding as of December 31, 2016 to determine our estimated per share value of our Preferred Stock as of that date. Our consolidated financial statements are included in our Annual Report on Form 10-K for the year ended December 31, 2016, which were prepared in conformity with accounting principles generally accepted in the United States and upon which we received an unqualified opinion from our independent registered public accounting firm, PricewaterhouseCoopers, LLP.

On May 17, 2013, we filed a registration statement on Form S-3 (File No. 333-188677), or our Shelf Registration Statement, which was declared effective by the SEC on July 19, 2013. The Shelf Registration Statement allowed us to offer equity or debt securities in an amount of up to $200 million and expired on July 19, 2016.

On February 28, 2014, we filed a prospectus supplement to our Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the 2014 ATM Offering, through MLV & Co. LLC, or the Agent. Since the commencement of the 2014 ATM Offering with the first settlement in April 2014, through July 19, 2016, the date the 2014 ATM Offering expired, approximately 6.5 million shares of Common Stock were issued and sold at an average price of $8.62 per share and collected net proceeds of approximately $54.4 million.
On July 18, 2016, the Company filed a prospectus for its registration statement on Form S-3 (Registration No. 333-211178) to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through JonesTrading Institutional Services LLC, FBR Capital Markets & Co, and Canaccord Genuity Inc, as its sales agents. The Company intends to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our existing senior secured revolving credit facility and (b) for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. Through December 31, 2016, we issued and sold approximately 1.7 million shares of our Common Stock for gross proceeds of approximately $23.4 million.

Our ability to raise funds through the issuance of our securities is dependent on, among other things, general market conditions for REITs, market perceptions about us, and the current trading price of our Common Stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not consistently be available on terms that are attractive to us or at all.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2016, our outstanding debt (both secured and unsecured) was approximately 54.5% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2016. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of December 31, 2016, we had long term mortgage indebtedness of approximately $1.3 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of December 31, 2016, we had approximately $12.3 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had 807,438 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant. The current market price per share is determined using the volume weighted average closing market price for the 20 trading days prior to the date of issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2016, a total of 114,009 Warrants had been exercised into 2,280,180 shares of Common stock and a remaining 368,765 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 7,375,300 shares of Common Stock. The remainder of the Warrants outstanding at December 31, 2016 become potentially exercisable between January 15, 2016 and December 30, 2016 and have exercise prices that range between $13.88 and $17.96 per share. If all the Warrants outstanding at December 31, 2016 became exercisable and were exercised, gross proceeds to us would be approximately $230.0 million and we would as a result issue an additional 16,148,760 shares of Common Stock.

Contractual Obligations

As of December 31, 2016, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on the London Interbank Offered Rate, or LIBOR, being charged at December 31, 2016 of 0.77%, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$341,912,691	$47,430,796	$87,483,399	$63,294,987	$143,703,509
Principal	1,327,878,112	18,610,066	374,078,376	228,099,859	707,089,811
Line of Credit:
Interest	214,216	214,216	—	—	—
Principal	138,500,000	138,500,000	—	—	—
Total	$1,808,505,019	$204,755,078	$461,561,775	$291,394,846	$850,793,320

In addition, we had unfunded real estate loan balances totaling approximately $76.5 million at December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2016, we have variable rate mortgages on our Avenues at Creekside, Citi Lakes, Royal Lakes Marketplace, Baldwin Park, Avalon Park, Cherokee Plaza and Champions Village properties with a principal amount of approximately $290.7 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. The Royal Lakes Marketplace, Cherokee Plaza and Champions Village mortgages of $9.8 million, $26.0 million and $27.4 million, respectively, are uncapped. Our Revolving Line of Credit accrued interest at a spread over LIBOR of 0.77% as of December 31, 2016; this combined rate is uncapped. Because of the short term nature of this instrument, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2016, would increase by approximately $2.76 million on an annualized basis, or decrease by approximately $1.95 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.77% at December 31, 2016, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2016

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Evaluation of disclosure controls and procedures.

Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2016, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or our 2017 Proxy Statement, to be filed with the SEC with regard to our 2017 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2017 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding our officers is incorporated herein by reference to our 2017 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2017 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2017 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-1
Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	F-2
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-5
Notes to Consolidated Financial Statements	F-7
(a)(2) Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2016	F-46

(a)(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

Item 16.	Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Preferred Apartment Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and Item 15(a)(2) present fairly, in all material respects, the financial position of Preferred Apartment Communities, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(1) and Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 1, 2017

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets

Real estate
Land	$299,547,501	$141,729,264
Building and improvements	1,499,129,649	733,417,442
Tenant improvements	37,806,472	5,781,199
Furniture, fixtures, and equipment	126,357,742	86,092,408
Construction in progress	2,645,634	609,400
Gross real estate	1,965,486,998	967,629,713
Less: accumulated depreciation	(103,814,894)	(48,155,874)
Net real estate	1,861,672,104	919,473,839
Property held for sale	—	33,817,081
Real estate loans, net of deferred fee income	201,855,604	180,688,293
Real estate loans to related parties, net	130,905,464	57,313,465
Total real estate and real estate loans, net	2,194,433,172	1,191,292,678

Cash and cash equivalents	12,321,787	2,439,605
Restricted cash	55,392,984	12,539,440
Notes receivable	15,499,699	18,489,247
Note receivable and revolving line of credit from related party	22,115,976	19,454,486
Accrued interest receivable on real estate loans	21,894,549	14,294,648
Acquired intangible assets, net of amortization of $46,396,254 and $27,032,157	79,156,400	19,381,473
Deferred loan costs on Revolving Line of Credit, net of amortization of $422,873 and $791,002	1,768,779	488,770
Deferred offering costs	2,677,023	5,834,304
Tenant receivables (net of allowance of $663,912 and $434,773) and other assets	15,572,233	11,314,382

Total assets	$2,420,832,602	$1,295,529,033

Liabilities and equity

Liabilities
Mortgage notes payable, principal amount	$1,327,878,112	$668,836,291
Less: deferred loan costs, net of amortization of $4,899,106 and $2,021,696	(22,007,641)	(8,099,517)
Mortgage notes payable, net of deferred loan costs	1,305,870,471	660,736,774
Mortgage note held for sale	—	28,109,000
Revolving line of credit	127,500,000	34,500,000
Term note payable	11,000,000	—
Less: deferred loan costs, net of amortization	(40,095)	—
Term note payable, net of deferred loan costs	10,959,905	—
Real estate loan participation obligation	20,761,819	13,544,160
Accounts payable and accrued expenses	20,814,910	12,644,818
Accrued interest payable	3,541,640	1,803,389
Dividends and partnership distributions payable	10,159,629	6,647,507
Acquired below market lease intangibles, net of amortization of $3,771,393 and $1,578,205	29,774,033	9,253,450
Security deposits and other liabilities	6,189,033	2,836,145
Total liabilities	1,535,571,440	770,075,243

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050,000 shares authorized; 924,855 and 486,182 shares issued; 914,422 and 482,964
shares outstanding at December 31, 2016 and 2015, respectively	9,144	4,830
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
26,498,192 and 22,761,551 shares issued and outstanding at
December 31, 2016 and 2015, respectively	264,982	227,616
Additional paid in capital	906,737,470	536,450,877
Accumulated deficit	(23,231,643)	(13,698,520)
Total stockholders' equity	883,779,953	522,984,803
Non-controlling interest	1,481,209	2,468,987
Total equity	885,261,162	525,453,790

Total liabilities and equity	$2,420,832,602	$1,295,529,033

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2016	2015	2014
Revenues:
Rental revenues	$137,330,774	$69,128,280	$30,762,423
Other property revenues	19,302,548	9,495,522	3,946,222
Interest income on loans and notes receivable	28,840,857	23,207,610	18,531,899
Interest income from related parties	14,644,736	7,474,100	3,295,826
Total revenues	200,118,915	109,305,512	56,536,370

Operating expenses:
Property operating and maintenance	19,981,640	10,878,872	4,887,903
Property salary and benefits reimbursement to related party	10,398,711	5,885,242	2,882,283
Property management fees (including $4,978,142, $2,608,364 and $1,237,387
to related parties)	5,980,735	3,014,801	1,347,502
Real estate taxes	21,594,369	9,934,412	3,587,287
General and administrative	4,557,990	2,285,789	1,051,849
Equity compensation to directors and executives	2,524,042	2,362,453	1,784,349
Depreciation and amortization	78,139,798	38,096,334	16,328,715
Acquisition and pursuit costs (including $198,024, $189,115 and $173,578
to related party)	7,607,737	4,186,092	3,518,540
Acquisition fees to related parties	939,806	4,967,671	3,714,077
Asset management fees to related party	13,637,458	7,041,226	3,546,987
Insurance, professional fees and other expenses	6,172,972	3,568,356	1,903,833
Total operating expenses	171,535,258	92,221,248	44,553,325

Contingent asset management and general and administrative expense fees	(1,585,567)	(1,805,478)	(332,345)

Net operating expenses	169,949,691	90,415,770	44,220,980

Operating income	30,169,224	18,889,742	12,315,390
Interest expense	44,284,144	21,315,731	10,188,187

Net (loss) income before gain on sale of real estate	(14,114,920)	(2,425,989)	2,127,203
Gain on sale of real estate, net of disposition expenses	4,271,506	—	—
Net (loss) income	(9,843,414)	(2,425,989)	2,127,203

Consolidated net loss (income) attributable to non-controlling interests	310,291	25,321	(33,714)

Net (loss) income attributable to the Company	(9,533,123)	(2,400,668)	2,093,489

Dividends declared to Series A preferred stockholders	(41,080,645)	(18,751,934)	(7,382,320)
Earnings attributable to unvested restricted stock	(15,843)	(19,256)	(24,090)

Net loss attributable to common stockholders	$(50,629,611)	$(21,171,858)	$(5,312,921)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(2.11)	$(0.95)	$(0.31)

Weighted average number of shares of Common Stock outstanding:
Basic and diluted	23,969,494	22,182,971	17,399,147

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2014, 2015 and 2016

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

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2014, 2015 and 2016

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2016	$4,830	$227,616	$536,450,877	$(13,698,520)	$522,984,803	$2,468,987	$525,453,790
Issuance of Units	4,387	—	438,109,243	—	438,113,630	—	438,113,630
Redemptions of Series A Preferred Stock	(73)	2,090	(3,759,345)	—	(3,757,328)	—	(3,757,328)
Issuance of Common Stock	—	16,954	23,349,089	—	23,366,043	—	23,366,043
Exercises of warrants	—	16,977	18,150,632	—	18,167,609	—	18,167,609
Syndication and offering costs	—	—	(52,620,248)	—	(52,620,248)	—	(52,620,248)
Equity compensation to executives and directors	—	83	490,897	—	490,980	—	490,980
Vesting of restricted stock	—	306	(306)	—	—	—	—
Conversion of Class A Units to Common Stock	—	956	647,642	—	648,598	(648,598)	—
Current period amortization of Class B Units	—	—	—	—	—	2,060,066	2,060,066
Net loss	—	—	—	(9,533,123)	(9,533,123)	(310,291)	(9,843,414)
Class A Units issued for property acquisition	—	—	—	—	—	5,072,659	5,072,659
Minority interest in joint venture	—	—	—	—	—	450,000	450,000
Reallocation adjustment to non-controlling interests	—	—	6,940,364	—	6,940,364	(6,940,364)	—
Distributions to non-controlling interests	—	—	—	—	—	(671,250)	(671,250)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(41,080,645)	—	(41,080,645)	—	(41,080,645)
Dividends to common stockholders ($0.8175 per share)	—	—	(19,940,730)	—	(19,940,730)	—	(19,940,730)
Balance at December 31, 2016	$9,144	$264,982	$906,737,470	$(23,231,643)	$883,779,953	$1,481,209	$885,261,162

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
Operating activities:
Net (loss) income	$(9,843,414)	$(2,425,989)	$2,127,203
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation expense	56,415,608	27,672,387	12,258,812
Amortization expense	21,724,190	10,423,947	4,069,903
Amortization of above and below market leases	(1,653,016)	(816,509)	(242,893)
Deferred fee income amortization	(994,809)	(868,615)	(904,144)
Deferred loan cost amortization	3,595,429	1,474,276	887,216
Increase in accrued interest income on real estate loans	(7,599,901)	(6,256,200)	(4,751,788)
Equity compensation to executives and directors	2,524,042	2,362,453	1,784,349
Other	48,126	(19,743)	(16,205)
Gain on sale of real estate	(4,271,506)	—	—
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(4,331,216)	(2,341,649)	(1,723,648)
Increase in accounts payable and accrued expenses	3,112,553	4,866,996	1,124,078
Increase in accrued interest payable	1,789,109	616,681	673,651
Increase in prepaid rents	818,083	362,625	120,236
Increase in security deposits and other liabilities	328,191	170,763	29,292
Net cash provided by operating activities	61,661,469	35,221,423	15,436,062

Investing activities:
Investments in real estate loans	(151,027,549)	(114,026,945)	(54,939,135)
Repayments of real estate loans	36,672,482	18,772,024	13,857,393
Notes receivable issued	(9,887,486)	(19,339,695)	(11,704,662)
Notes receivable repaid	12,895,101	15,350,624	6,327,396
Note receivable issued to and draws on line of credit by related party	(34,206,553)	(18,634,237)	(14,981,065)
Repayments of line of credit by related party	31,096,618	12,502,579	6,680,951
Origination fees received on real estate loans	3,703,514	2,761,047	1,111,131
Origination fees paid on real estate loans	(1,886,105)	(1,349,273)	(555,583)
Acquisition fees paid to real estate loan participants	—	(24,665)	(107,398)
Acquisition of properties	(1,010,111,945)	(420,700,550)	(299,506,416)
Disposition of properties, net	10,606,386	—	—
Additions to real estate assets - improvements	(10,263,736)	(4,239,725)	(2,118,349)
Proceeds from sale of fixed assets	10,000	—	4,773
Deposits paid on acquisitions	(839,600)	(660,400)	—
Increase in restricted cash	(3,344,721)	(3,920,995)	(492,778)
Net cash used in investing activities	(1,126,583,594)	(533,510,211)	(356,423,742)

Financing activities:
Proceeds from mortgage notes payable	622,394,000	256,865,500	227,556,000
Payments for mortgage extinguishment	(12,035,587)	(4,175,271)	(13,653,331)
Payments for deposits and other mortgage loan costs	(19,130,246)	(4,481,004)	(5,291,302)
Proceeds from real estate loan participants	6,432,700	4,996,680	7,908,835
Proceeds from lines of credit	470,136,020	295,800,000	96,433,305
Payments on lines of credit	(377,136,020)	(285,800,000)	(101,323,306)
Proceeds from Term Loan	46,000,000	32,000,000	44,250,000
Repayment of the Term Loan	(35,000,000)	(32,000,000)	(44,250,000)
Proceeds from sales of Units, net of offering costs and redemptions	390,904,255	262,456,354	93,651,581
Proceeds from sales of Common Stock	22,956,604	5,381,848	48,995,741
Proceeds from exercises of warrants	21,503,490	1,998,414	—
Common Stock dividends paid	(18,515,113)	(15,578,760)	(10,501,589)
Series A Preferred Stock dividends paid	(38,940,901)	(17,373,097)	(6,913,550)
Distributions to non-controlling interests	(529,528)	(174,686)	(98,380)
Payments for deferred offering costs	(4,685,367)	(2,300,855)	(1,843,485)
Contribution from non-controlling interest	450,000	—	—
Net cash provided by financing activities	1,074,804,307	497,615,123	334,920,519

Net increase (decrease) in cash and cash equivalents	9,882,182	(673,665)	(6,067,161)
Cash and cash equivalents, beginning of year	2,439,605	3,113,270	9,180,431
Cash and cash equivalents, end of year	$12,321,787	$2,439,605	$3,113,270

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

	Year ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Cash paid for interest	$38,950,463	$19,154,375	$8,509,477

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$353,401	$226,892	$38,740
Dividends payable - Common Stock	$5,740,616	$4,314,999	$3,697,436
Dividends payable - Series A Preferred Stock	$4,419,014	$2,279,270	$900,433
Issuance of fair value of OP Units for property	$5,072,659	$—	$—
Partnership distributions payable to non-controlling interests	$194,957	$53,238	$25,379
Accrued and payable deferred offering costs	$683,612	$571,786	$219,001
Writeoff of fully depreciated or amortized assets	$1,007,202	$667,514	$—
Writeoff of fully amortized liabilities	$(31,555)	$(100,573)	$—
Reclass of offering costs from deferred asset to equity	$8,748,762	$3,994,184	$1,180,651
Bridge and land acquisition loans converted to real estate loans	$—	$49,188,665	$24,051,084
Mortgage loans assumed on acquisitions	$49,033,530	$—	$—
Real estate loan balance applied to purchase of property	$12,500,000	$10,000,000	$—
Extinguishment of land loan for property	$6,250,000	$—	$—
Fair value issuances of equity compensation	$3,188,263	$2,321,578	$1,810,301
Offering cost reimbursement to related party	$452,853	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2016

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or mezzanine debt secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest a lesser portion of its assets in other real estate related investments, including other income-producing property types, senior mortgage loans, subordinate loans or real estate loans secured by interests in other income-producing property types, or membership or partnership interests in other income-producing property types as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 6).

As of December 31, 2016, the Company had 26,498,192 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 96.8% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 886,168 at December 31, 2016 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. New Market Properties, LLC owns and conducts the business of our grocery-anchored shopping centers. Preferred Office Properties owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities was formed to acquire off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

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

2.	Summary of Significant Accounting Policies

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

based upon estimates of their remaining useful lives. Intangible assets and liabilities for multifamily communities and office buildings include the values of in-place leases and above-market or below-market leases. Additional intangible assets for retail properties also include costs to initiate leases such as commissions and legal costs.

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

The Company evaluates its tangible and identifiable intangible real estate assets for impairment when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. The total undiscounted cash flows of the asset group, including proceeds from disposition, are compared to the net book value of the asset group. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value to fair value, calculated as the discounted net cash flows of the asset group.

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
December 31, 2016

Real Estate Loans and Notes Receivable

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

Deferred Offering Costs

Deferred offering costs represent direct costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of up to a maximum of 900,000 units, consisting of one share of Series A Redeemable Preferred Stock, or Preferred Stock, and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a bimonthly

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

basis in variable amounts. Such offering is referred to herein as the Follow-on Offering, pursuant to our registration statement on Form S-3 (registration number 333-183355), as may be amended from time to time. Deferred offering costs related to the Follow-on Offering and Shelf Offering (as defined in Note 5) are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units or value of shares issued to the maximum number of Units, or the value of shares, as applicable, that are expected to be issued. See note 18.

Revenue Recognition

Real Estate

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

Real Estate Loans

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
December 31, 2016

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with guidance provided by ASC 505-50, Equity-Based Payments to Non-Employees and ASC 718, Stock Compensation. We calculate the fair value of Class B Unit grants at the date of grant utilizing a Monte Carlo simulation model based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. The compensation expense is accrued on a straight-line basis over the vesting period(s). We record the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant.

Acquisition Costs

Through December 31, 2016, the Company expensed property acquisition costs as incurred, which include costs such as due diligence, legal, certain accounting, environmental and consulting, when the acquisition constituted a business combination. As described below in the section entitled New Accounting Pronouncements, Accounting Standards Update 2017-01 was adopted by the Company effective January 1, 2017, which will cause the Company to capitalize certain of these costs for transactions deemed to be asset acquisitions.

Capitalization and Depreciation

The Company capitalizes tenant improvements, replacements of furniture, fixtures and equipment, as well as carpet, appliances, air conditioning units, certain common area items and other assets. Significant repair and renovation costs that improve the usefulness or extend the useful life of the properties are also capitalized. These assets are then depreciated on a straight-line basis over their estimated useful lives, as follows:

• Buildings: 30 - 50 years
• Furniture, fixtures & equipment: 5 - 10 years
• Improvements to buildings and land: 5 - 20 years
• Tenant improvements: shorter of economic life or lease term

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
December 31, 2016

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or a modified approach upon adoption. The Company is currently evaluating the pending guidance but does not believe the adoption of ASU 2014-09 will have a material impact on its results of operations or financial condition, primarily because most of its revenue is rental operations, to which this standard is not applicable. The Company does provide significant non-rental services to its residents and tenants related to ancillary services and common area reimbursements. The Company does not believe that the adoption of ASU 2014-09 will materially impact the accounting for these revenues; however, we are continuing to evaluate the impact.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter and early adoption is permitted.  The Company's adoption of this guidance on December 31, 2016 did not have an impact to the consolidated financial statements or material impact on its disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Liabilities. The new standard's applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted for the applicable provision. The adoption of ASU 2016-01 will not impact the Company's results of operations or financial condition.

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the pending guidance but does not believe the adoption of ASU 2016-02 will have a material impact on its results of operations or financial condition, since the Company does not have a material amount of lease expense.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

In March 2016, the FASB issued Accounting Standards Update 2016-09 ("ASU 2016-09"), Compensation—Stock Compensation
(Topic 178): Improvements to Employee Share-Based Payment Accounting. The new standard's provisions applicable to the Company include allowing the entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures of equity compensation awards when they occur. Previous guidance required entities to estimate the number of awards that are expected to vest. The standard is effective on January 1, 2017, and the Company adopted ASU 2016-09 on January 1, 2016 pursuant to the allowed early adoption provision. The Company has concluded the adoption of ASU 2016-09 will not have a material impact on its results of operations or financial condition as its historical forfeiture rates for equity compensation awards have been immaterial.

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial instruments carried at amortized cost to be presented at the net amount expected to be collected, utilizing a valuation account which reflects the cumulative net adjustments from the gross amortized cost value. Under existing GAAP, entities would not record a valuation allowance until a loss was probable of occurring. The standard is effective for the Company on January 1, 2020. The Company is currently evaluating methods of deriving initial valuation accounts to be applied to its real estate loan portfolio. The Company is continuing to evaluate the pending guidance but does not believe the adoption of ASU 2016-13 will have a material impact on its results of operations or financial condition, since the Company has not yet experienced a credit loss related to any of its financial instruments.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), Statement of Cash Flows—(Topic 326): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies or establishes guidance for the presentation of various cash transactions on the statement of cash flows. The portion of the guidance applicable to the Company's business activities include the requirement that cash payments for debt prepayment or debt extinguishment costs be presented as cash out flows for financing activities. The standard is effective for the Company on January 1, 2018. The adoption of ASU 2016-15 will not impact the Company’s consolidated financial statements, since its current policy is to classify such costs as cash out flows for financing activities.

In November 2016, the FASB issued Accounting Standards Update 2016-18 ("ASU 2016-18"), Statement of Cash Flows—(Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company plans to adopt ASU 2016-18 on January 1, 2018. The Company currently reports changes in restricted cash within the investing activities section of its consolidated statements of cash flows. The Company is continuing to evaluate the impact of the adoption of ASU 2016-18 on its results of operations and financial condition.

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted ASU 2017-01 as of January 1, 2017. We believe our future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing communities will generally qualify as asset acquisitions. Pursuant to ASU 2017-01, certain qualifying acquisition costs will be capitalized and amortized rather than expensed as incurred. The Company expects improvements, which may be material, to its net income available to common stockholders, as well as Funds From Operations ("FFO") resulting from adoption of ASU 2017-01, versus such results under previously effective guidance.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of December 31,
	2016	2015
Multifamily communities (1)	25	19
Units	8,268	6,136
Retail shopping centers	31	14
Approximate gross leasable area (2)	3,295,491	1,279,000
Office buildings	3	—
Rentable square feet	1,096,834	—

(1) The acquired second phases of the Summit Crossing community is managed in combination with the initial phase and so together are considered a single property, as are the three assets that comprise the Lenox Portfolio. Includes one student housing community as of December 31, 2016.

(2) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and not included in the totals above.

Multifamily communities acquired

During the years ended December 31, 2016 and 2015, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

1/5/16	Baldwin Park	Orlando, Florida	$110.8	528
1/15/16	Crosstown Walk	Tampa, Florida	$45.8	342
2/1/16	Overton Rise	Atlanta, Georgia	$61.1	294
5/31/16	Avalon Park	Orlando, Florida	$92.5	487
6/1/16	North by Northwest (2)	Tallahassee, Florida	$46.1	219
7/1/16	City Vista	Pittsburgh, Pennsylvania	(3)	272
8/24/16	Sorrel	Jacksonville, Florida	$48.1	290

				2,432

12/21/2015	Lenox Portfolio	Nashville, Tennessee	$77.6	474
11/12/2015	Stone Creek	Houston, Texas	$25.8	246
9/3/2015	Citi Lakes	Orlando, Florida	$63.4	346
7/31/2015	Avenues at Creekside	San Antonio, Texas	$56.2	395
6/30/2015	CityPark View	Charlotte, North Carolina	$32.7	284
6/24/2015	Aster at Lely	Naples, Florida	$52.5	308
5/21/2015	Venue at Lakewood Ranch	Sarasota, Florida	$47.4	237
2/13/2015	Houston Portfolio (4)	Houston, Texas	$76.0	520

				2,810

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
(4) Avenues at Cypress and Avenues at Northpointe are referred to collectively as the Houston Portfolio.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but are preliminary and are subject to refinement for a period of up to one year from the closing of the acquisitions.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

2016 Multifamily Communities acquired	Baldwin Park	Crosstown Walk	Overton Rise	Avalon Park	North by Northwest (2)	City Vista	Sorrel

Land	17,402,882	$5,178,375	$8,511,370	$7,410,048	$8,281,054	$4,081,683	$4,412,164
Buildings and improvements	87,105,757	33,605,831	44,710,034	80,558,636	34,355,922	36,084,007	35,512,257
Furniture, fixtures and equipment	3,358,589	5,726,583	6,286,105	1,790,256	2,623,916	5,402,228	6,705,040
Lease intangibles	2,882,772	1,323,511	1,611,314	2,741,060	799,109	2,100,866	1,495,539
Prepaids & other assets	229,972	125,706	73,754	99,297	79,626	167,797	—
Escrows	2,555,753	291,868	354,640	3,477,157	1,026,419	599,983	623,791
Accrued taxes	(17,421)	(25,983)	(66,422)	(394,731)	(321,437)	(245,326)	(437,510)
Security deposits, prepaid rents, and other liabilities	(226,160)	(53,861)	(90,213)	(207,623)	(159,462)	(141,238)	(68,828)

Net assets acquired	$113,292,144	$46,172,030	$61,390,582	$95,474,100	$46,685,147	$48,050,000	$48,242,453

Cash paid	$35,492,144	$13,632,030	$20,090,582	$30,474,100	$12,831,872	$—	$14,642,453
Real estate loan settled	—	—	—	—	—	12,500,000	—
Contribution by joint venture partner	—	—	—	—	—	(450,000)	—
Mortgage debt (1)	77,800,000	32,540,000	41,300,000	65,000,000	33,853,275	36,000,000	33,600,000

Total consideration	$113,292,144	$46,172,030	$61,390,582	$95,474,100	$46,685,147	$48,050,000	$48,242,453

Twelve months ended December 31, 2016:
Revenue	$9,349,000	$4,886,000	$4,968,000	$4,684,000	$3,389,000	$2,341,000	$1,670,000
Net income (loss)	$(4,883,000)	$(1,614,000)	$(1,894,000)	$(2,891,000)	$(1,041,000)	$(1,689,000)	$(854,000)

Cumulative acquisition costs incurred by the Company	$1,847,000	$319,000	$115,000	$1,315,000	$378,000	$41,000	$536,000
Remaining amortization period of intangible
assets and liabilities (months)	0.0	0.0	0.0	4.5	0.0	3.5	7.5

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

2015 Multifamily Communities acquired	Lenox Portfolio	Stone Creek	Citi Lakes	Avenues at Creekside	CityPark View	Aster at Lely	Venue at Lakewood Ranch	Houston Portfolio
Land	$7,877,823	$2,210,630	$5,558,033	$5,983,724	$3,558,793	$7,675,409	$3,791,050	$7,162,226
Buildings and improvements	61,262,221	20,711,950	49,416,492	42,050,104	23,797,764	37,661,901	37,574,391	54,217,075
Furniture, fixtures and equipment	6,281,010	2,203,724	7,411,367	6,939,014	4,562,148	6,132,384	5,375,690	13,078,872
Lease intangibles	2,193,946	623,696	964,108	1,227,158	737,790	1,030,306	669,369	1,571,827
Prepaids & other assets	171,814	75,074	40,032	89,582	99,124	106,717	80,201	150,326
Escrows	739,340	844,515	280,863	1,058,468	211,428	—	401,294	362,332
Accrued taxes	(564,841)	(375,842)	(187,792)	(440,660)	(105,756)	(23,413)	(216,252)	(212,601)
Security deposits, prepaid rents, and other liabilities	(260,403)	(37,331)	(80,629)	(218,438)	(40,152)	(64,689)	(35,157)	(99,181)

Net assets acquired	$77,700,910	$26,256,416	$63,402,474	$56,688,952	$32,821,139	$52,518,615	$47,640,586	$76,230,876

Cash paid	$27,896,449	$9,439,483	$18,952,474	$15,063,952	$10,000,000	$18,518,615	$16,830,586	$25,452,876
Mortgage debt (1)	49,804,461	16,816,933	44,450,000	41,625,000	22,100,000	34,000,000	30,810,000	50,778,000

Total consideration	$77,700,910	$26,256,416	$63,402,474	$56,688,952	$32,821,139	$52,518,615	$47,640,586	$76,230,876

Twelve months ended December 31, 2016:
Revenue	$7,782,000	$3,389,000	$5,491,000	$5,574,000	$3,734,000	$5,261,000	$4,665,000	$8,733,000
Net income (loss)	$(2,307,000)	$(946,000)	$(1,429,000)	$(400,000)	$38,000	$(165,000)	$17,000	$(1,124,000)
Twelve months ended December 31, 2015:
Revenue	$194,000	$442,000	$1,685,000	$2,511,000	$1,856,000	$2,556,000	$2,641,000	$7,392,000
Net income (loss)	$(81,000)	$(116,000)	$(511,000)	$(1,095,000)	$(818,000)	$(1,279,000)	$(766,000)	$(2,588,000)

Cumulative acquisition costs incurred by the Company	$1,550,000	$727,000	$1,620,000	$852,000	$276,000	$438,000	$889,000	$1,142,000
Remaining amortization period of intangible
assets and liabilities (months)	23.4	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

Grocery-anchored shopping centers acquired

During the years ended December 31, 2016 and 2015, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Approximate purchase price (millions) (2)	Gross leasable area (square feet)
2/29/16	Wade Green Village (1)	Atlanta, Georgia	$11.0	74,978
4/29/16	Southeastern Six Portfolio	(3)	$68.7	535,252
5/16/16	The Market at Victory Village	Nashville, Tennessee	$15.6	71,300
7/15/16	Lakeland Plaza	Atlanta, Georgia	$45.3	301,711
8/8/16	Sunbelt Seven Portfolio	(4) , (5)	$159.5	650,360
10/18/16	Champions Village	Houston, Texas	$50.0	383,093

				2,016,694

12/22/2015	Overlook at Hamilton Place	Chattanooga, Tennessee	$33.8	213,095
10/30/2015	Summit Point	Atlanta, Georgia	$19.6	111,970
9/4/2015	Royal Lakes Marketplace	Atlanta, Georgia	$16.6	119,493
7/1/2015	Independence Square	Dallas, Texas	$18.0	140,218

				584,776

(1) See Note 6 - Related party Transactions.
(2) Purchase price shown is exclusive of acquired escrows, security deposits, prepaids, and other miscellaneous assets and assumed liabilities.
(3) The six grocery-anchored shopping centers located in Georgia, South Carolina and Alabama are referred to collectively as the Southeastern Six Portfolio.
(4) The seven grocery-anchored shopping centers located in Florida, Georgia, Texas, and North Carolina are referred to collectively as the Sunbelt Seven Portfolio.
(5) Includes the purchase of an approximate 0.95 acre outparcel for $1.5 million on December 21, 2016.

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

New Market Properties 2016 acquisitions	Champions Village	Sunbelt Seven Portfolio	Lakeland Plaza	The Market at Victory Village		Southeastern Six Portfolio	Wade Green Village
Land	12,812,546	$37,719,812	$7,079,408	$2,271,224		$14,081,647	$1,840,284
Buildings and improvements	30,647,609	109,373,938	32,258,335	11,872,222		48,598,731	8,159,147
Tenant improvements	2,751,796	2,143,404	828,966	402,973		993,530	251,250
In-place leases	4,283,760	11,005,662	2,947,175	847,939		4,906,398	841,785
Above market leases	765,811	458,353	1,349,624	100,216		86,234	107,074
Leasing costs	1,026,347	4,116,560	1,287,825	253,640		992,143	167,541
Below market leases	(3,017,960)	(7,617,485)	(797,729)	(198,214)		(1,069,877)	—
Other assets	2,017,947	3,409,838	—	157,775		600,069	10,525
Other liabilities	(1,413,726)	(1,196,579)	(180,331)	(179,546)		(437,008)	(59,264)

Net assets acquired	$49,874,130	$159,413,503	$44,773,273	$15,528,229		$68,751,867	$11,318,342

Cash paid	$22,474,130	$61,759,503	$14,773,273	$6,278,229		$43,751,867	$6,245,683	(1)
Class A OP Units granted	—	—	—	—		—	5,072,659	(2)
Mortgage debt	27,400,000	97,654,000	30,000,000	9,250,000	(3)	25,000,000	—	(4)

Total consideration	$49,874,130	$159,413,503	$44,773,273	$15,528,229		$68,751,867	$11,318,342

Twelve months ended December 31, 2016:
Revenue	$1,228,000	$5,001,000	$1,601,000	$819,000		$4,231,000	$900,000
Net income (loss)	$(440,000)	$(658,000)	$(325,000)	$(102,000)		$(440,000)	$(354,000)

Cumulative acquisition costs incurred by the Company	$141,000	$691,000	$234,000	$111,000		$633,000	$297,000
Remaining amortization period of intangible
assets and liabilities (years)	5.4	9.2	7.4	7.9		4.2	2.3

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

New Market Properties 2015 acquisitions	Overlook at Hamilton Place	Summit Point	Royal Lakes Marketplace	Independence Square

Land	$6,786,593	$7,063,874	$4,874,078	$4,114,574
Buildings and improvements	24,332,628	10,903,486	9,921,403	13,123,553
Tenant improvements	911,580	526,468	517,191	566,857
In-place leases	2,029,643	1,203,246	957,093	1,567,944
Above market leases	361,433	329,546	198,238	35,127
Leasing costs	527,136	368,221	365,629	392,451
Below market leases	(1,402,013)	(842,682)	(315,837)	(1,775,506)
Other assets	75,304	83,123	88,553	—
Security deposits and other liabilities	(97,976)	(139,884)	(145,581)	(226,599)

Net assets acquired	$33,524,328	$19,495,398	$16,460,767	$17,798,401

Cash paid	$12,524,328	$6,595,398	$6,660,767	$17,798,401
Mortgage debt	21,000,000	12,900,000	9,800,000	—

Total consideration	$33,524,328	$19,495,398	$16,460,767	$17,798,401

Twelve months ended December 31, 2016:
Revenue	$3,198,000	$1,591,000	$1,350,000	$2,107,000
Net income (loss)	$(391,000)	$(297,000)	$(68,000)	$(393,000)

Twelve months ended December 31, 2015:
Revenue	$86,000	$275,000	$432,000	$993,000
Net income (loss)	$(43,000)	$(48,000)	$(13,000)	$(162,000)

Cumulative acquisition costs incurred by the Company	$557,000	$266,000	$245,000	$573,000
Remaining amortization period of intangible
assets and liabilities (years)	5.8	6.1	9.8	6.3

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

Office buildings acquired

During the year ended December 31, 2016, the Company completed the acquisition of the following office buildings:

Acquisition date	Property	Market	Approximate purchase price (millions)	Leasable square feet
8/29/2016	Brookwood Office	Birmingham, Alabama	$49.8	169,489
11/4/2016	Galleria 75	Atlanta, Georgia	17.6	110,597
12/30/2016	Three Ravinia	Atlanta, Georgia	210.1	816,748

			$277.5	1,096,834

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but is preliminary and is subject to refinement for a period of up to one year from the closing of the acquisition.

Office Buildings 2016 acquisitions	Brookwood Office	Galleria 75	Three Ravinia
Land	$1,744,828	$15,156,267	$9,784,645
Buildings and improvements	39,099,395	1,285,856	133,323,658
Tenant improvements	3,561,805	225,811	20,698,893
In-place leases	3,728,049	712,718	17,954,978
Above market leases	146,941	47,947	812,879
Leasing costs	2,402,958	309,513	7,468,128
Below market leases	(1,737,158)	(168,179)	(8,245,122)
Other assets	1,466,906	454,931	25,281,764
Other liabilities	(580,668)	(218,923)	(766,335)

Net assets acquired	$49,833,056	$17,805,941	$206,313,488

Cash paid	$17,433,056	$11,875,686	$90,813,488
Mortgage debt	32,400,000	5,930,255	115,500,000

Total consideration	$49,833,056	$17,805,941	$206,313,488

Twelve months ended December 31, 2016:
Revenue	$2,021,000	$237,000	$99,000
Net income (loss)	$269,000	$48,000	$(345,000)

Cumulative acquisition costs incurred by the Company	$387,000	$655,000	$680,000
Remaining amortization period of intangible
assets and liabilities (years)	9.4	2.3	10.8

The Company recorded aggregate amortization and depreciation expense of:

	Year ended December 31,
	2016	2015	2014
Depreciation:
Buildings and improvements	$35,426,794	$16,653,380	$6,896,205
Furniture, fixtures, and equipment	20,988,814	11,019,007	5,362,607
	56,415,608	27,672,387	12,258,812
Amortization:
Acquired intangible assets	21,416,784	10,401,697	4,065,142
Deferred leasing costs	283,806	12,920	—
Website development costs	23,600	9,330	4,761
Total depreciation and amortization	$78,139,798	$38,096,334	$16,328,715

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

At December 31, 2016, the Company had recorded gross intangible assets of $125.6 million, and accumulated amortization of $46.4 million; gross intangible liabilities of $33.6 million and accumulated amortization of $3.8 million. Net intangible assets and liabilities as of December 31, 2016 will be amortized as follows:

	Acquired Intangible Assets			Below market lease intangible liability
	In-place leases	Above-market leases	Lease origination costs
For the years ending December 31:
2017	$14,855,573	$1,117,196	$3,278,758	$(4,175,864)
2018	9,695,514	791,753	2,950,213	(3,942,712)
2019	6,671,240	555,791	2,449,817	(3,782,260)
2020	5,292,818	396,916	2,102,405	(3,555,802)
2021	3,007,306	284,015	1,452,940	(2,698,543)
Thereafter	15,234,038	1,218,608	7,801,499	(11,618,852)

Total	$54,756,489	$4,364,279	$20,035,632	$(29,774,033)

Weighted-average amortization period (in years)	7.4	6.9	3.8	9.5
As of December 31, 2016, the weighted average remaining amortization period for all the Company's intangible assets and liabilities was approximately 6.4 years and 9.5 years, respectively.

4.     Real Estate Loans, Notes Receivable, and Line of Credit

At December 31, 2016, our portfolio of fixed rate, interest-only real estate loans consisted of:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

Project/Property	Location	Maturity date	Optional extension date	Total loan commitments	Carrying amount (1) as of		Current / deferred interest % per annum
					December 31, 2016	December 31, 2015

Multifamily communities:
Crosstown Walk	Tampa, FL	11/1/2016	5/1/2018	(2)	$—	$10,962,000	—
City Vista	Pittsburgh, PA	6/1/2016	7/1/2017	(2)	—	16,107,735	—
Overton Rise	Atlanta, GA	11/1/2016	5/1/2018	(2)	—	16,603,935	—
Founders' Village	Williamsburg, VA	8/29/2018	N/A	$10,346,000	9,866,000	9,866,000	8 / 7.5
Encore	Atlanta, GA	4/8/2019	10/8/2020	10,958,200	10,958,200	10,958,200	8.5 / 5
Encore Capital	Atlanta, GA	4/8/2019	10/8/2020	9,758,200	6,748,380	6,036,465	8.5 / 5
Palisades	Northern VA	2/18/2018	8/18/2019	17,270,000	16,214,545	16,070,000	8 / 5
Fusion	Irvine, CA	5/31/2018	5/31/2020	59,052,583	49,456,067	37,332,837	8.5 / 7.5
Green Park	Atlanta, GA	12/1/2017	12/1/2019	13,464,372	13,464,372	12,356,189	8.5 / 5.83
Summit Crossing III	Atlanta, GA	2/26/2018	2/26/2020	7,246,400	7,246,400	7,246,400	8.5 / 7.5
Overture	Tampa, FL	7/21/2018	7/21/2020	6,920,000	6,123,739	4,519,495	8.5 / 7.5
Aldridge at Town Village	Atlanta, GA	12/27/2017	12/27/2019	10,975,000	10,656,171	9,776,455	8.5 / 6
Bishop Street	Atlanta, GA	2/18/2020	N/A	12,693,457	11,145,302	3,107,012	8.5 / 6.5
Hidden River	Tampa, FL	12/3/2018	12/3/2020	4,734,960	4,734,960	—	8.5 / 6.5
Hidden River Capital	Tampa, FL	12/4/2018	12/4/2020	5,380,000	4,626,238	2,671,870	8.5 / 6.5
CityPark II	Charlotte, NC	1/7/2019	1/7/2021	3,364,800	3,364,800	—	8.5 / 6.5
CityPark II Capital	Charlotte, NC	1/8/2019	1/31/2021	3,916,000	3,325,668	—	8.5 / 6.5
Park 35 on Clairmont	Birmingham, AL	6/26/2018	6/26/2020	21,060,160	19,795,886	—	8.5 / 2
Fort Myers	Fort Myers, FL	9/25/2017	N/A	4,000,000	3,654,621	—	12 / 0
Wiregrass	Tampa, FL	5/15/2020	5/15/2023	14,975,853	1,862,548	—	8.5 / 6.5
Wiregrass Capital	Tampa, FL	5/15/2020	5/15/2023	3,744,147	3,268,114	—	8.5 / 6.5
360 Forsyth	Atlanta, GA	12/1/2017	N/A	3,225,000	2,520,420	—	12 / 0

Student housing communities:
Haven West	Atlanta, GA	6/2/2018	N/A	6,940,795	6,784,167	6,784,167	8 / 6
Haven 12	Starkville, MS	6/16/2017	11/30/2020	6,116,384	5,815,849	5,815,849	8.5 / 6.5
Stadium Village	Atlanta, GA	6/27/2017	N/A	13,424,995	13,329,868	13,329,868	8.5 / 5.83
18 Nineteen	Lubbock, TX	4/9/2018	4/9/2020	15,598,352	15,584,017	14,496,563	8.5 / 6
Haven South	Waco, TX	5/1/2018	5/1/2019	15,455,668	15,301,876	14,200,703	8.5 / 6
Haven46	Tampa, FL	3/29/2019	9/29/2020	9,819,662	9,136,847	2,900,000	8.5 / 5
Haven Northgate	College Station, TX	6/20/2019	6/20/2020	64,678,549	46,419,194	—	6.6 / 1.5
Lubbock II	Lubbock, TX	4/20/2019	N/A	9,357,171	8,770,838	—	8.5 / 5
Haven Charlotte	Charlotte, NC	12/22/2019	12/22/2021	19,581,593	5,781,295	—	8.5 / 6.5
Haven Charlotte Member	Charlotte, NC	12/22/2019	12/22/2021	8,201,170	—	—	8.5 / 6.5

New Market Properties:
Dawson Marketplace	Atlanta, GA	11/15/2018	11/15/2020	12,857,005	12,613,860	11,573,432	8.5 / 5
Wade Green	Atlanta, GA	2/5/2016	8/5/2016	(2)	—	6,250,000	—

Other:
Crescent Avenue	Atlanta, GA	7/13/2017	N/A	6,000,000	6,000,000	—	9 / 3

				$411,116,476	334,570,242	238,965,175
Unamortized loan origination fees					(1,809,174)	(963,417)
Carrying amount					$332,761,068	$238,001,758

(1) Carrying amounts presented per loan are amounts drawn, exclusive of deferred fee revenue.

(2) Loans extended to Crosstown Walk, City Vista, Overton Rise, and Wade Green with total commitments of $11.0 million, $16.1 million, $16.7 million and $6.3 million, respectively, were paid off during 2016. As a result, the total carrying amounts associated with these loans are shown as $0 as of December, 31 2016.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

The Palisades, Green Park, Stadium Village, 360 Forsyth and Founders' Village loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments and returns of principal. The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's liability under the loan participation agreements at December 31, 2016 was $20,761,819.

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrowers. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Crescent Avenue, Haven Northgate, and Fort Myers loans are also collateralized by the acquired land or property. The Haven West, 18 Nineteen and Haven South loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the real estate loans are permitted in whole, but not in part, without the Company's consent.

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At December 31, 2016, none of the Company's real estate loans were delinquent.

At December 31, 2016, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				12/31/2016	12/31/2015

360 Residential, LLC (1)	3/20/2013	6/30/2017	$2,000,000	$1,472,571	$1,304,999	12%
Preferred Capital Marketing Services, LLC (2)	1/24/2013	12/31/2017	1,500,000	1,082,311	1,305,550	10%
Oxford Contracting, LLC (1)	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%
Preferred Apartment Advisors, LLC (1,2,3)	8/21/2012	12/31/2018	15,000,000	13,708,761	12,793,440	8%
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2017	11,110,000	7,324,904	5,359,904	12%
Oxford Capital Partners, LLC (1,4)	10/5/2015	3/31/2017	10,150,000	7,870,865	10,502,626	12%
Newport Development Partners, LLC (1)	6/17/2014	6/30/2017	3,000,000	—	806,318	12%
360 Residential, LLC II (1)	12/30/2015	12/31/2017	3,255,000	2,884,845	2,477,952	15%
Hendon Properties, LLC (1)	12/8/2015	3/31/2017	2,000,000	—	2,000,000	12%
Mulberry Development Group, LLC	3/31/2016	5/31/2017	500,000	177,000	—	12%
360 Capital Company, LLC	5/24/2016	12/31/2017	2,000,000	1,678,999	—	12%

Unamortized loan fees				(59,581)	(82,056)

			$52,015,000	$37,615,675	$37,943,733

(1) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(2) See related party disclosure in Note 6.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

The Company recorded interest income and other revenue from these instruments as follows:

	Year ended December 31,
	2016	2015	2014
Real estate loans:
Current interest payments	$23,633,118	$16,188,752	$10,987,856
Additional accrued interest	14,859,365	10,809,028	6,940,500
Deferred loan fee revenue	872,335	829,969	872,513

Total real estate loan revenue	39,364,818	27,827,749	18,800,869
Interest income on notes and lines of credit	4,120,775	2,853,961	3,026,856

Interest income on loans and notes receivable	$43,485,593	$30,681,710	$21,827,725

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project at a fixed price within a specific time window following project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both, the combined factors of the sufficiency of the borrowers' investment at risk and the existence of payment and performance guaranties provided by the borrowers. These characteristics can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a variable interest entity, or VIE, which would necessitate consolidation of the project.
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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2016 of approximately $315.6 million. The maximum aggregate amount of loans to be funded as of December 31, 2016 was approximately $391.0 million.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Haven West, Encore, Encore Capital, Green Park, Stadium Village, Summit Crossing III, Aldridge at Town Village, Bishop Street, Dawsonville Marketplace, Wade Green, Crescent Avenue and 360 Forsyth loans, all of which are partially supporting proposed various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of December 31, 2016 totaled approximately $101.5 million (with a total commitment amount of approximately $107.5 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

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
December 31, 2016

following the date of issuance and expire four years following the date of issuance.

As of December 31, 2016, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $90.8 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $14.6 million. As of December 31, 2016, the Company had issued 924,855 Units and collected net proceeds of approximately $833.1 million after commissions.  A total of 10,433 shares of Preferred Stock were subsequently redeemed. The number of Units issued was approximately 93.5% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-on Offering. Consequently, the Company cumulatively recognized approximately 93.5% of the approximate $14.6 million deferred to date, or approximately $13.6 million as a reduction of stockholders' equity.  The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $1.0 million, are reflected in the asset section of the consolidated balance sheet  as deferred offering costs at December 31, 2016.  The remainder of current and future deferred offering costs related to the Follow-on Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings. See Note 18.

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

On May 17, 2013, the Company filed a registration statement on Form S-3 (File No. 333-188677) for an offering up to $200 million of equity or debt securities, or Shelf Registration Statement, which was declared effective by the Securities and Exchange Commission, or the SEC on July 19, 2013. All amounts previously recorded as deferred offering costs related to this Shelf Registration Statement were reflected as a reduction of stockholders' equity as of July 19, 2016, the date the Shelf Registration Statement expired.

On February 28, 2014, the Company filed a prospectus supplement to the Shelf Registration Statement to issue and sell up to $100 million of Common Stock from time to time in an "at the market" offering, or the 2014 ATM Offering, through MLV & Co. LLC as sales agent. The Company sold approximately 6.5 million shares of Common Stock through the 2014 ATM Offering and collected net proceeds of approximately $54.4 million until the termination of the offering in connection with the expiration of the Shelf Registration Statement.
On May 5, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211178), or the New Shelf Registration Statement, for an offering of up to $300 million of equity or debt securities, or the Shelf Offering, which was declared effective by the SEC on May 17, 2016. Deferred offering costs related to this Shelf Registration Statement totaled approximately $986,000 as of December 31, 2016, of which $125,000 has been reflected as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $861,000, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at December 31, 2016.
On July 18, 2016, the Company filed a prospectus for its registration statement on Form S-3 (Registration No. 333-211178) to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering (the "2016 ATM Offering") through JonesTrading Institutional Services LLC, FBR Capital Markets & Co, and Canaccord Genuity Inc, as its sales agents. The Company intends to use any proceeds from the 2016 ATM Offering to repay outstanding amounts under our existing senior secured revolving credit facility and for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. Through December 31, 2016, the Company sold 1.7 million shares of common stock through the ATM offering and collected net proceeds of approximately $23.0 million.

On December 2, 2016, the Company’s registration statement on Form S-3 (Registration No. 333-214531) (the “mShares Registration Statement”) was declared effective by the SEC.  The mShares Registration Statement allows us to offer up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock (“mShares”), par value $0.01 per share (the “mShares Offering”).  The mShares are being offered by Preferred Capital Securities, LLC, or PCS, on a "reasonable best efforts" basis. The

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

Company intends to invest substantially all the net proceeds of the mShares Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

On February 14, 2017, we terminated the Follow-on Offering and on the same day, the Company’s registration statement on Form S-3 (Registration No. 333-211924) (the “$1.5 Billion Follow-on Registration Statement”)  was declared effective by the SEC. This $1.5 Billion Follow-on Registration Statement allows us to offer up to a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering"). The price per Unit is $1,000. The Units are being offered by PCS on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the $1.5 Billion Unit Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.  Except as described in the prospectus, the terms of the $1.5 Billion Unit Offering are substantially similar to those under the Follow-on Offering. Deferred offering costs related to the $1.5 Billion Unit Offering reflected in the asset section of the consolidated balance sheet at December 31, 2016 were approximately $867,000.

6. Related Party Transactions
John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, and Leonard A. Silverstein, the Company's President and Chief Operating Officer and a member of the Board, are also executive officers and directors of NELL Partners, Inc., which controls the Manager. Mr. Williams, Mr. Silverstein, and Daniel M. DuPree comprise the board of directors of Nell Partners, Inc. Mr. Williams is the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager. Mr. DuPree is the Chief Investment Officer of the Manager.

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
December 31, 2016

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Twelve months ended December 31,
Type of Compensation	Basis of Compensation	2016	2015	2014

Acquisition fees	1% of the gross purchase price of real estate assets acquired prior to January 1, 2016	$—	$6,292,280	$4,272,586
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	1,886,105	1,349,273	558,509
Loan coordination fees	As of January 1, 2016, 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property (1)	10,560,120	—	—
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	8,602,675	3,622,589	2,163,783
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	4,943,899	2,456,968	1,229,319
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	3,483,460	1,764,555	1,058,927
Construction management fees	Quarterly fee for property renovation and takeover projects	173,614	59,554	—

		$29,649,873	$15,545,219	$9,283,124
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

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any contingent fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of approximately $3.7 million of combined asset management and general and administrative expense fees related to the acquired properties as of December 31, 2016 have been deferred by the Manager. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of December 31, 2016, the Company determined that there was insufficient evidence to support recognition of these contingent fees; therefore, the Company has not recognized any expense for the contingent amounts deferred.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

Year ended December 31,
2016	2015	2014
$10,398,711	$5,885,242	$2,882,283

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $461,294, $804,648 and $778,888 for the years ended December 31, 2016, 2015 and 2014, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $1,019,353 and $390,872 for the years ended December 31, 2016 and 2015, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Unit offerings or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven West, Haven 12, Stadium Village, 18 Nineteen, Haven South, Haven 46, Lubbock II, Haven Northgate and Haven Charlotte real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned a disposition fee of $390,000 on the sale of the Trail Creek property, which is included net in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations. The Manager also receives leasing commission fees. Retail leasing commission fees (a) for new retail leases are equal to the greater of (i) $4.00 per square foot, and (ii) 4.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the original lease term; and (b) for lease renewals are equal to the greater of (i) $2.00 per square foot, and (ii) 2.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the newly renewed lease term. There are no commissions payable on retail lease renewals thereafter. Office leasing commission fees (a) for new office leases are equal to 50.0% of the first month’s gross rent plus 2.0% of the remaining fixed gross rent on the guaranteed lease term, (b) in the event of co-broker participation in a new lease, the leasing commission determined for a new lease are equal to 150.0% of the first month’s gross rent plus 6% of the remaining fixed gross rent of the guaranteed lease term, and (c) for lease renewals, are equal to 2% of the fixed gross rent of the guaranteed lease term or, in the event of a co-broker, 6% of the fixed gross rent of the guaranteed lease term. Office leasing commission fees may not exceed market rates for office leasing services. The Manager earned approximately $75,000 in leasing commission fees for the year ended December 31, 2016. No leasing commission fees were earned by the Manager for the years ended December 31, 2015 or 2014.

On September 4, 2015, the Company acquired Royal Lakes Marketplace, a grocery-anchored shopping center in the Atlanta, Georgia market, from Madison Retail - Royal Lakes, LLC, a Georgia limited liability company. WRF provided an equity investment in support of the development of Royal Lakes Marketplace and received $1.9 million from the sales proceeds. The Company executed a net profits interest agreement on September 4, 2015 with the Seller of Royal Lakes Marketplace, or Net Profits Interest Agreement. The Net Profits Interest Agreement grants the seller a 30.0% profit sharing interest in proceeds net of closing costs for Qualifying Transactions (as defined below) related to the four pads of vacant outparcel land acquired as part of the Royal Lakes Marketplace transaction. Qualifying Transactions, as defined in the agreement, include the sale of the outparcels, entry into a ground lease on the outparcels or a build-to-suit transaction. The profit sharing interest was to expire if no Qualifying Transactions were initiated by September 4, 2020. On December 30, 2016, the Net Profits Interest Agreement was terminated with a payment of $50,000 to Madison Retail - Royal Lakes, LLC.

The Company holds a promissory note in the amount of $1,082,311 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

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

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Preferred Stock were:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

2016			2015
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 30, 2016	482,774	$2,481,086	January 30, 2015	192,607	$984,217
February 27, 2016	516,017	2,630,601	February 27, 2015	206,007	1,047,189
March 31, 2016	544,129	2,770,048	March 31, 2015	223,699	1,141,491
April 29, 2016	582,720	2,979,196	April 30, 2015	243,570	1,244,249
May 31, 2016	617,994	3,143,567	May 29, 2015	267,273	1,366,207
June 30, 2016	651,439	3,321,519	June 30, 2015	288,392	1,480,101
July 29, 2016	682,392	3,458,513	July 31, 2015	311,944	1,588,310
August 31, 2016	721,143	3,671,020	August 31, 2015	334,013	1,701,019
September 30, 2016	765,185	3,886,173	September 30, 2015	358,687	1,824,796
October 31, 2016	801,455	4,060,141	October 30, 2015	384,085	1,955,840
November 30, 2016	850,246	4,255,788	November 30, 2015	417,895	2,138,764
December 30, 2016	893,245	4,422,993	December 31, 2015	446,165	2,279,751

	Total	$41,080,645		Total	$18,751,934

The Company's dividend activity on its Common Stock for the twelve-month periods ended December 31, 2016 and 2015 was:

2016				2015
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 15, 2016	23,041,502	$0.1925	$4,435,489	March 13, 2015	22,004,309	$0.175	$3,850,754
June 15, 2016	23,568,328	0.2025	4,772,587	June 15, 2015	22,290,677	0.1800	4,012,322
September 15, 2016	24,652,041	0.2025	4,992,038	September 15, 2015	22,323,604	0.1800	4,018,249
December 15, 2016	26,093,707	0.2200	5,740,616	December 15, 2015	22,415,578	0.1925	4,314,999

		$0.8175	$19,940,730			$0.7275	$16,196,324

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At December 31, 2016, the Company had 886,168 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2016			2015
Declaration date	Payment date	Aggregate distributions	Declaration date	Payment date	Aggregate distributions
February 4, 2016	April 15, 2016	$117,395	February 5, 2015	April 22, 2015	$49,063
May 5, 2016	July 15, 2016	179,449	April 29, 2015	July 15, 2015	50,465
August 4, 2016	October 14, 2016	179,449	August 6, 2015	October 21, 2015	49,779
December 15, 2016	January 17, 2017	194,957	November 5, 2015	January 15, 2016	53,238

		$671,250			$202,545

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

The income tax characterization of the Company's dividend distributions were as follows:

	2016	2015	2014
Preferred Stock:
Ordinary income	88.1%	100%	100%
Return of capital	10.5%	—	—
Capital gains	1.4%	—	—

Common Stock:
Ordinary income	—	33%	100%
Return of Capital	100%	67%	—

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

Equity compensation expense by award type for the Company was:

	Year ended December 31,			Unamortized expense as of December 31,
	2016	2015	2014	2016

Quarterly board member committee fee grants	$83,973	$53,926	$47,864	$—
Class B Unit awards:
Executive officers - 2013	—	—	2,318	—
Executive officers - 2014	—	3,825	1,433,767	—
Executive officers - 2015	5,236	1,984,052	—	—
Executive officers - 2016	2,054,830	—	—	612,458
Restricted stock grants:
2013	—	—	85,812	—
2014	—	107,321	214,588	—
2015	106,670	213,329	—	—
2016	273,333	—	—	136,666

Total	$2,524,042	$2,362,453	$1,784,349	$749,124

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The total compensation cost for the restricted stock grant for the 2014 service year was recognized on a straight-line basis over the one-year period ending on May 7, 2015, at which time all shares vested. The restricted stock grants for the 2015 and 2016 service years vested (or are scheduled to vest) on the four consecutive 90-day periods following the date of grant. The shares granted vested or are scheduled to vest on a pro-rata basis over these same four periods.

Service year	Shares	Fair value per share	Total compensation cost
2014	39,216	$8.21	$321,963
2015	30,133	$10.62	$320,012
2016	30,990	$13.23	$409,998

Directors’ Stock Grants

The Company grants shares of Common Stock to its independent board members in payment of their meeting fees. The total compensation cost of these immediate-vesting awards was recorded in full at the grant dates and the fair values were based upon the closing prices of the Common Stock on the trading days immediately preceding the dates of grant.

Year	Number of shares	Fair value per share	Total fair value

2014	5,693	$8.41	$47,864
2015	5,067	$10.64	53,926
2016	6,444	$13.03	83,973
Total	17,204		$185,763

Class B OP Units

On January 2, 2014, pursuant to the limited partnership agreement of the Operating Partnership, the Company caused the Operating Partnership to grant 239,556 Class B Units of the Operating Partnership, or Class B OP Units, to certain of its executive officers as compensation for service to be rendered during 2014. On January 2, 2015, the Company caused the Operating Partnership to grant 285,997 Class B OP Units for service to be rendered during 2015. On January 4, 2016, the Company caused the Operating Partnership to grant 265,931 Class B OP Units for service to be rendered during 2016, 2017 and 2018.

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

Because of the market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On January 2, 2015, the 239,556 outstanding Class B Units for 2014 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership. On January 2, 2016, the 285,997 outstanding Class B Units for 2015 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership. See Note 18.

The underlying valuation assumptions and results for the Class B OP Unit awards were:

Grant dates	1/2/2014	1/2/2015	1/4/2016
Stock price	$8.05	$9.21	$12.88
Dividend yield	8.12%	7.60%	5.98%
Expected volatility	32.72%	30.13%	26.10%
Risk-free interest rate	3.80%	2.55%	2.81%

Number of Units granted:
One year vesting period	239,556	285,997	176,835
Three year vesting period	—	—	89,096
	239,556	285,997	265,931

Calculated fair value per Unit	$5.94	$6.81	$10.03

Total fair value of Units	$1,422,963	$1,947,640	$2,667,288

Target market threshold increase	$1,959,000	$2,629,000	$3,549,000
The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.16 for the 2014 awards, $0.1925 for the 2015 awards and $0.1925 for the 2016 awards.

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

9. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

		Principal balance as of				Interest only through date (2)
	Acquisition/ refinancing date	December 31, 2016	December 31, 2015	Maturity date	Interest rate (1)

Multifamily communities:
Trail Creek	6/25/2013	$—	$28,109,000	7/1/2020	4.22%	7/1/2020
Stone Rise	7/3/2014	24,485,726	25,014,250	8/1/2019	2.89%	8/31/2015
Summit Crossing	4/21/2011	20,034,920	20,366,748	5/1/2018	4.71%	5/1/2014
Summit Crossing secondary financing	8/28/2014	5,057,941	5,145,250	9/1/2019	4.39%	N/A
Summit II	3/20/2014	13,357,000	13,357,000	4/1/2021	4.49%	4/30/2019

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

Table continued from previous page		Principal balance as of					Interest only through date (2)
	Acquisition/ refinancing date	December 31, 2016	December 31, 2015	Maturity date	Interest rate (1)
Ashford Park	1/24/2013	25,626,000	25,626,000	2/1/2020	3.13%		2/28/2018
Ashford Park secondary financing	8/28/2014	6,404,575	6,520,564	2/1/2020	4.13%		N/A
McNeil Ranch	1/24/2013	13,646,000	13,646,000	2/1/2020	3.13%		2/28/2018
Lake Cameron	1/24/2013	19,773,000	19,773,000	2/1/2020	3.13%		2/28/2018
Enclave	9/26/2014	24,862,000	24,862,000	10/1/2021	3.68%		10/31/2017
Sandstone	9/26/2014	30,894,890	31,556,664	10/1/2019	3.18%		N/A
Stoneridge	9/26/2014	26,729,985	27,302,546	10/1/2019	3.18%		N/A
Vineyards	9/26/2014	34,775,000	34,775,000	10/1/2021	3.68%		10/31/2017
Avenues at Cypress	2/13/2015	22,135,938	22,578,863	9/1/2022	3.43%		N/A
Avenues at Northpointe	2/13/2015	27,878,000	27,878,000	3/1/2022	3.16%		3/31/2017
Lakewood Ranch	5/21/2015	29,950,413	30,528,618	12/1/2022	3.55%		N/A
Aster Lely	6/24/2015	33,120,899	33,746,379	7/5/2022	3.84%		N/A
CityPark View	6/30/2015	21,489,269	21,924,060	7/1/2022	3.27%		N/A
Avenues at Creekside	7/31/2015	41,349,590	41,625,000	8/1/2024	2.37%	(3)	8/31/2016
Citi Lakes	9/3/2015	43,309,606	44,282,826	4/1/2023	2.94%	(4)	N/A
Stone Creek	11/12/2015	16,497,919	16,792,850	10/1/2046	3.75%		N/A
Lenox Village Town Center	12/21/2015	30,717,024	31,394,460	5/1/2019	3.82%		N/A
Lenox Village III	12/21/2015	18,125,780	18,410,000	1/1/2023	4.04%		N/A
Overton Rise	2/1/2016	40,712,134	—	8/1/2026	3.98%		N/A
Baldwin Park	1/5/2016	73,910,000	—	1/5/2019	2.67%	(6)	1/5/2019
Baldwin Park (second)	1/5/2016	3,890,000	—	1/5/2019	10.67%	(7)	1/5/2019
Crosstown Walk	1/15/2016	32,069,832	—	2/1/2023	3.90%		N/A
Avalon Park	5/31/2016	61,750,000	—	6/5/2019	2.77%	(8)	N/A
Avalon Park B Note	5/31/2016	3,250,000	—	6/5/2019	11.77%	(9)	N/A
City Vista	7/1/2016	35,734,946	—	7/1/2026	3.68%		N/A
Sorrel	8/24/2016	33,442,303	—	9/1/2023	3.44%		N/A

Retail:
Spring Hill Plaza	9/5/2014	9,672,371	9,868,025	10/1/2019	3.36%		10/31/2015
Parkway Town Centre	9/5/2014	7,034,452	7,176,745	10/1/2019	3.36%		10/31/2015
Woodstock Crossing	8/8/2014	3,041,620	3,090,953	9/1/2021	4.71%		N/A
Deltona Landings	9/30/2014	6,928,913	7,074,722	10/1/2019	3.48%		N/A
Powder Springs	9/30/2014	7,311,197	7,465,051	10/1/2019	3.48%		N/A
Kingwood Glen	9/30/2014	11,592,787	11,836,741	10/1/2019	3.48%		N/A
Barclay Crossing	9/30/2014	6,517,956	6,655,117	10/1/2019	3.48%		N/A
Sweetgrass Corner	9/30/2014	7,900,135	8,063,653	10/1/2019	3.58%		N/A
Parkway Centre	9/30/2014	4,539,632	4,635,162	10/1/2019	3.48%		N/A
Salem Cove	10/6/2014	9,586,678	9,600,000	11/1/2024	4.21%		11/30/2016
Independence Square	8/27/2015	12,208,524	12,617,500	9/1/2022	3.93%		9/30/2016
Royal Lakes Marketplace	9/4/2015	9,800,000	9,800,000	9/4/2020	3.12%	(5)	4/3/2017
The Overlook at Hamilton Place	12/22/2015	20,672,618	21,000,000	1/1/2026	4.19%		N/A
Summit Point	10/30/2015	12,546,792	12,846,544	11/1/2022	3.57%		N/A
East Gate Shopping Center	4/29/2016	5,719,897	—	5/1/2026	3.97%		N/A
Fury's Ferry	4/29/2016	6,607,467	—	5/1/2026	3.97%		N/A
Rosewood Shopping Center	4/29/2016	4,437,851	—	5/1/2026	3.97%		N/A
Southgate Village	4/29/2016	7,889,513	—	5/1/2026	3.97%		N/A
The Market at Victory Village	5/16/2016	9,250,000	—	9/11/2024	4.40%		10/10/2017
Wade Green Village	4/7/2016	8,116,465	—	5/1/2026	4.00%		N/A
Lakeland Plaza	7/15/2016	29,760,342	—	8/1/2026	3.85%		N/A
University Palms	8/8/2016	13,513,891	—	9/1/2026	3.45%		N/A
Cherokee Plaza	8/8/2016	26,017,293	—	9/1/2021	3.02%	(10)	N/A
Sandy Plains Exchange	8/8/2016	9,439,850	—	9/1/2026	3.45%		N/A
Thompson Bridge Commons	8/8/2016	12,619,589	—	9/1/2026	3.45%		N/A

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

Table continued from previous page		Principal balance as of					Interest only through date (2)
	Acquisition/ refinancing date	December 31, 2016	December 31, 2015	Maturity date	Interest rate (1)
Heritage Station	8/8/2016	9,340,483	—	9/1/2026	3.45%		N/A
Oak Park Village	8/8/2016	9,638,584	—	9/1/2026	3.45%		N/A
Shoppes of Parkland	8/8/2016	16,492,503	—	9/1/2023	4.67%		N/A
Champions Village	10/18/2016	27,400,000	—	11/1/2021	3.78%	(11)	11/1/2021

Student housing community:
North by Northwest	6/1/2016	33,499,754	—	9/1/2022	4.02%		N/A

Office:
Brookwood Office	8/29/2016	32,400,000	—	9/10/2031	3.52%		9/10/17
Galleria 75	11/4/2016	5,900,265	—	7/1/2022	4.25%		N/A
Three Ravinia	12/30/2016	115,500,000	—	1/1/2042	4.46%		2/1/2022

		$1,327,878,112	$696,945,291

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
(11) Variable rate which consisted of 1 Month LIBOR plus 300 basis points. The interest rate has a floor of 3.25%.

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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of December 31, 2016, the Company has an outstanding principal balance of $9.8 million million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 3.12% as of December 31, 2016.

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

The mortgage note secured by our Champions Village property has a maximum commitment of $34.16 million. As of December 31, 2016, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment will be drawn as the Company achieves leasing activity. Additional advances are available through October 2019. This mortgage note

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

has a variable interest of the greater of (i) 3.25% and (ii) the sum of the 3.00% plus the LIBOR Rate, which was 3.78% as of December 31, 2016.

As of December 31, 2016, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.1 years.

Credit Facility

The Company has a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was increased to $150,000,000 pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein.

On February 12, 2015, we entered into a $32.0 million term loan with Key Bank under the Credit Facility, or the 2015 Term Loan, to partially finance the acquisition of two multifamily communities in Houston, Texas. The Term Loan accrued interest at a rate of LIBOR plus 4.0% per annum until it was repaid in full on May 12, 2015.
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
As of December 31, 2016, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $840,200,000	(2)	$885,261,162
Debt yield	Minimum 8.0%		8.64%
Payout ratio	Maximum 95%	(3)	85.6%
Total leverage ratio	Maximum 65.0%		60.5%
Debt service coverage ratio	Minimum 1.50x		2.12x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $687 million plus 75% of the net proceeds of any equity offering, which totaled approximately $840 million as of December 31, 2016.
(3)Calculated on a trailing four-quarter basis. For the year ended December 31, 2015, the maximum dividends and distributions allowed under this covenant was approximately $68,500,000.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility, as well as the mortgage debt on the Company's multifamily communities and grocery-anchored shopping centers, are amortized utilizing the effective interest rate method over the lives of the loans. At December 31, 2016, aggregate unamortized loan costs were approximately $1.7 million, which will be amortized over a weighted average remaining loan life of approximately 2.5 years. The weighted average interest

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

rate for the Credit Facility was 3.96% for the twelve-month period ended December 31, 2016. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.35% per annum.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Year ended December 31,
	2016	2015	2014

Multifamily communities	$28,135,936	$14,994,053	$7,109,292
New Market Properties	8,870,094	3,479,879	854,097
Office buildings	474,402	—	—
Student housing community	894,277	—	—
Interest paid to real estate loan participants	2,008,741	1,496,566	219,587

	40,383,450	19,970,498	8,182,976
Revolving Credit Facility and Term Note	3,900,694	1,345,233	2,005,211
Interest Expense	$44,284,144	$21,315,731	$10,188,187
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of December 31, 2016 were:

Period	Future principal payments
2017	$157,110,067	(1)
2018	41,352,234
2019	332,726,142
2020	89,858,023
2021	138,241,835
thereafter	707,089,811

Total	$1,466,378,112

(1) Includes the principal amount due of the Company's Revolving Line of Credit of $127.5 million.
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate for the years ended December 31, 2016, 2015 and 2014.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. As of December 31, 2016, the amount guarantied by the Company was $5.97 million and is reduced by $555,000 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of December 31, 2016, the Company guarantied up to $405,000 on these credit cards.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $3.7 million of combined asset management and general and administrative expense fees related to the acquired properties as of December 31, 2016 have been deferred by the Manager. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above.

At December 31, 2016, the Company had unfunded balances on its real estate loan portfolio of approximately $76.5 million.

12. Operating Leases

The Company’s grocery-anchored shopping centers and office properties are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining non-cancelable terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of December 31, 2016, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised:

For the years ending December 31:	Future Minimum Rents

	New Market Properties	Office buildings	Total
2017	$35,514,141	$19,954,746	$55,468,887
2018	32,284,111	21,232,719	53,516,830
2019	25,818,913	22,097,943	47,916,856
2020	21,589,847	22,383,499	43,973,346
2021	16,517,832	18,116,847	34,634,679
Thereafter	65,382,207	146,790,026	212,172,233
	$197,107,051	$250,575,780	$447,682,831

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 52.1% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of December 31, 2016 the Company’s approximately 1.1 million square foot office portfolio was 98% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring. As of December 31, 2016 credit tenants represented approximately 77% of the Company’s total office rentable area.
13. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: multifamily communities, real estate related financing, New Market Properties and office buildings.

Multifamily Communities - consists of the Company's portfolio of owned residential multifamily communities.

Financing - consists of the Company's portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

communities and other real estate and real estate related assets. Excluded from the financing segment are financial results of the Company's Dawson Marketplace retail real estate loan.

New Market Properties - consists of the Company's portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a wholly-owned subsidiary of the Company, as well as the financial results from the Company's retail real estate loans.

Office Buildings - consists of the Company's portfolio of office buildings.

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

	December 31, 2016	December 31, 2015

Assets:
Multifamily communities	$1,166,766,664	$781,224,019
Financing	379,070,918	272,454,610
New Market Properties	579,738,707	229,461,573
Office buildings	285,229,700	—
Other	10,026,613	12,388,831
Consolidated assets	$2,420,832,602	$1,295,529,033

Total capitalized expenditures of $8,400,801 and $3,579,457 (excluding the purchase price of acquisitions) were recorded for the twelve months ended December 31, 2016 and 2015, respectively, attributable to the Company’s multifamily communities segment. Total capitalized expenditures of $1,640,036 and $1,088,585 (excluding the purchase price of acquisitions) were recorded for the twelve months ended December 31, 2016 and 2015, respectively, attributable to the Company’s retail segment. Total capitalized expenditures of $11,193 (excluding the purchase price of acquisitions) were recorded for the twelve months ended December 31, 2016 attributable to the Company’s office buildings segment.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

	Twelve months ended December 31,
	2016	2015	2014
Revenues

Multifamily communities	$120,553,674	$65,232,087	$31,234,822
Financing	41,717,650	30,000,654	21,827,725
New Market Properties	35,490,552	14,072,771	3,473,823
Office buildings	2,357,039	—	—
Consolidated revenues	$200,118,915	$109,305,512	$56,536,370

Segment net operating income (Segment NOI)

Multifamily communities	$66,553,559	$36,339,603	$18,209,645
Financing	41,717,650	30,000,654	21,827,725
New Market Properties	25,934,359	10,180,531	2,526,122
Office buildings	1,675,886	—	—

Consolidated segment net operating income	135,881,454	76,520,788	42,563,492

Interest and loss on early debt extinguishment:
Multifamily communities	29,030,213	14,994,054	7,109,292
New Market Properties	8,870,094	3,479,879	854,097
Office buildings	474,402	—	—
Financing	5,909,435	2,841,799	2,224,798
Depreciation and amortization:
Multifamily communities	57,664,568	30,970,345	14,199,048
New Market Properties	19,245,688	7,125,989	2,129,667
Office buildings	1,229,542	—	—
Professional fees	3,134,432	1,880,232	1,261,667
Management fees, net of deferrals	12,051,891	5,235,748	3,214,642
Acquisition costs:
Multifamily communities	4,723,480	7,496,798	3,109,252
New Market Properties	2,103,112	1,656,965	4,123,365
Office buildings	1,720,951	—	—
Equity compensation to directors and executives	2,524,042	2,362,453	1,784,349
Gain on sale of real estate	(4,271,506)	—	—
Other	1,314,524	902,515	426,112

Net income (loss)	$(9,843,414)	$(2,425,989)	$2,127,203

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Year ended December 31,
	2016	2015	2014
Numerator:
Net (loss) income before gain on sale of real estate	$(14,114,920)	$(2,425,989)	$2,127,203
Gain on sale of real estate, net of disposition expenses	4,271,506	—	—
Net (loss) income	(9,843,414)	(2,425,989)	2,127,203
Consolidated net loss (income) attributable to non-controlling interests	310,291	25,321	(33,714)
Net (loss) income attributable to the Company	(9,533,123)	(2,400,668)	2,093,489
Dividends declared to Series A preferred stockholders (A)	(41,080,645)	(18,751,934)	(7,382,320)
Earnings attributable to unvested restricted stock (B)	(15,843)	(19,256)	(24,090)
Net loss attributable to common stockholders	$(50,629,611)	$(21,171,858)	$(5,312,921)

Denominator:
Weighted average number of shares of Common Stock - basic	23,969,494	22,182,971	17,399,147
Effect of dilutive securities: (C)
Warrants	—	—	—
Class B Units	—	—	—
Unvested restricted stock	—	—	—
Weighted average number of shares of Common Stock - diluted	23,969,494	22,182,971	17,399,147

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(2.11)	$(0.95)	$(0.31)

(A) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 914,422, 482,964 and 192,846 outstanding shares of Series A Preferred Stock at December 31, 2016, 2015, and 2014, respectively.

(B) The Company's outstanding unvested restricted share awards (15,498, 15,067 and 39,216 shares of Common Stock at December 31, 2016, 2015, and 2014, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(C) Potential dilution from 150,000 shares of Common Stock that would have been outstanding for the first quarter of 2015 due to the hypothetical exercise of a warrant issued by the Company to International Assets Advisory LLC, or IAA, on March 31, 2011, which expired on March 31, 2015, and warrants outstanding from issuances of Units from our Primary Series A Offering that are potentially exercisable into 16,148,760 shares of Common Stock, are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information was as follows:

	Three months ended:
	3/31/2016	6/30/2016	9/30/2016	12/31/2016

Revenues	$41,735,781	$45,853,944	$53,537,337	$58,991,853
Operating (loss) income	$5,505,340	$5,505,474	$9,545,554	$9,612,856
Net (loss) income	$(3,389,490)	$217,479	$(2,688,620)	$(3,982,783)
Net (loss) income attributable to common stockholders	$(11,184,115)	$(9,239,588)	$(13,624,001)	$(16,589,868)

Net (loss) income per share of Common Stock
available to Common Stockholders:
Basic	$(0.49)	$(0.40)	$(0.56)	$(0.66)
Diluted	$(0.49)	$(0.40)	$(0.56)	$(0.66)
Weighted average shares outstanding:
Basic	22,983,741	23,325,663	24,340,791	25,210,069
Diluted	22,983,741	23,325,663	24,340,791	25,210,069

	Three months ended:
	3/31/2015	6/30/2015	9/30/2015	12/31/2015

Revenues (1)	$21,344,515	$24,088,827	$29,955,693	$33,916,477
Operating (loss) income (1)	$3,612,186	$5,109,304	$4,120,993	$6,047,259
Net (loss) income	$(764,929)	$420,836	$(1,697,767)	$(384,129)
Net (loss) income attributable to common stockholders	$(3,934,990)	$(3,679,421)	$(6,800,672)	$(6,756,775)

Net (loss) income per share of Common Stock
available to Common Stockholders:
Basic	$(0.18)	$(0.17)	$(0.31)	$(0.30)
Diluted	$(0.18)	$(0.17)	$0.31	$(0.30)
Weighted average shares outstanding:
Basic	21,813,974	22,215,663	22,292,217	22,402,366
Diluted	21,813,974	22,215,663	22,922,217	22,402,366

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

16. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on January 1 of the previous year, as shown below:

Hypothetical acquisition date
1/1/2015	1/1/2014	1/1/2013
Baldwin Park	Lenox Portfolio	Dunbar Portfolio
Crosstown Walk	Stone Creek	Salem Cove
Overton Rise	Citi Lakes	Sunbelt Portfolio
Avalon Park	Avenues at Creekside	Spring Hill Plaza
North by Northwest	CityPark View	Parkway Town Centre
City Vista	Aster at Lely
Sorrel	Venue at Lakewood Ranch
Wade Green Village	Houston Portfolio
Southeastern Six Portfolio	Overlook at Hamilton Place
The Market at Victory Village	Summit Point
Lakeland Plaza	Royal Lakes Marketplace
Sunbelt Seven Portfolio	Independence Square
Champions Village
Brookwood Office
Galleria 75
Three Ravinia

The Company’s condensed pro forma financial results were:

	Twelve months ended December 31,
	2016	2015	2014
Pro forma:
Revenues	$253,909,996	$228,020,379	$106,896,527

Net income (loss)	$(1,082,540)	$(49,338,846)	$(24,386,460)

Net income (loss) attributable to the Company	$(1,061,358)	$(47,765,401)	$(24,171,219)

Net loss attributable to common stockholders	$(42,157,846)	$(66,536,591)	$(31,577,629)

Net income loss per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(1.76)	$(3.00)	$(1.68)

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	23,969,494	22,182,971	18,850,410

Material nonrecurring pro forma adjustments which were directly attributable to these business combinations included the pro forma removal of all acquisition costs incurred from the actual historical periods of recognition of approximately $(8.4) million, $(8.1) million and $(2.1) million for the years ended December 31, 2016, 2015, and 2014, respectively. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

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
December 31, 2016

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue, where applicable.

	As of December 31, 2016
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$332,761,068	$374,856,749	$—	$—	$374,856,749
Notes receivable and line of credit receivable	37,615,675	37,615,675	—	—	37,615,675
	$370,376,743	$412,472,424	$—	$—	$412,472,424
Financial Liabilities:
Mortgage notes payable (2)	$1,327,878,112	$1,314,966,652	$—	$—	$1,314,966,652
Revolving credit facility	127,500,000	127,500,000	—	—	127,500,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	20,761,819	21,500,448	—	—	21,500,448

	$1,487,139,931	$1,474,967,100	$—	$—	$1,474,967,100

	As of December 31, 2015
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$252,296,406	$267,383,427	$—	$—	$267,383,427
Notes receivable and line of credit receivable	37,943,733	37,943,733	—	—	37,943,733
	$290,240,139	$305,327,160	$—	$—	$305,327,160
Financial Liabilities:
Mortgage notes payable (2)	$696,945,291	692,008,640	$—	$—	$692,008,640
Revolving credit facility	34,500,000	34,500,000	—	—	34,500,000
Loan participation obligations	13,544,160	14,061,190	—	—	14,061,190
	$744,989,451	$740,569,830	$—	$—	$740,569,830

(1) The carrying value of real estate assets includes the Company's balance of the Palisades, Green Park, Founders' Village, Encore and Stadium Village real estate loans, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. Accrued interest included in the carrying values of the Company's real estate loans was approximately $21.9 million and $14.3 million at December 31, 2016 and 2015, respectively.

(2) The carrying value of mortgage notes payable consists of the principal amounts due reduced by any unamortized deferred loan issuance costs.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable exit fee or additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at December 31, 2016, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2016

The fair values of the fixed rate mortgages on the Company’s properties were developed using market quotes of the fixed rate yield index and spread for four, five, seven, ten and 35 year notes as of the reporting date. The present values of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

18. Subsequent Events

On January 20, 2017, we sold our 364-unit Sandstone Creek multifamily community to an unrelated third party for $48.1 million, exclusive of disposition-related transaction costs and realized a gain on the sale of approximately $0.6 million.

Between January 1, 2017 and February 14, 2017, the Company issued the final 64,553 Units and collected net proceeds of approximately $58.1 million after commissions and fees under its Follow-on Offering. On February 14, 2017, our $1.5 Billion Unit Offering was declared effective by the SEC.

On February 2, 2017, the Company declared a quarterly dividend on its Common Stock of $0.22 per share, payable on April 14, 2017 to stockholders of record on March 15, 2017.

On January 4, 2017, the Company had exceeded the benchmark market capitalization goal set as the vesting hurdle for its Class B Unit grants made to certain members of senior management for service provided during 2016. All of the 265,931 Class B Units granted on January 4, 2016 became earned and 206,528 automatically vested and converted to Class A Units. Of the remaining earned Class B Units, 29,699 will vest and automatically convert to Class A Units on January 4, 2018 and the final 29,704 earned Class B Units will vest and automatically convert to Class A Units on January 4, 2019, assuming each grantee fulfills the requisite service requirement.

On January 3, 2017, the Company awarded 286,392 Class B Units to its executive officers and other key personnel for service to be provided during 2017, 2018 and 2019. The total compensation cost was calculated to be $3,413,793. The 2017 award carries vesting terms and features substantially similar to the Class B Units awarded for previous years, except the fair value of 227,576 of the Class B Units will be recognized over the one year period ending on the vesting date of January 3, 2018, the fair value of 29,401 of the Class B Units will be recognized over the one year period ending on the vesting date of January 3, 2019 and the remaining compensation cost pertaining to 29,415 Class B Units will be recognized over the one year period ending on the vesting date of January 3, 2020.

On February 28, 2017, we acquired a 225-unit, 640-bed student housing community located near Arizona State University in Tempe, Arizona. We financed the acquisition using our newly closed Revolving Credit Facility with Freddie Mac and KeyBank National Association, or the Facility.  The Facility provides for aggregate borrowings of up to a maximum amount of $200 million, subject to increase to $300 million in KeyBank's sole discretion, has a five year term, and a floating interest rate that is dependent on the type of property in the Facility and the leverage level of each individual asset.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2016

Apartments:			Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives - Years

Stone Rise	Philadelphia, PA	$24,485,726	$6,950,000	$21,456,450	$575,636	$6,950,000	$22,032,086	$—	$28,982,086	$(5,447,414)	2008	4/15/2011	5 - 40
Summit Crossing	Atlanta, GA	25,092,861	3,450,000	27,704,648	836,341	3,450,000	28,540,989	—	31,990,989	(7,339,657)	2007	4/21/2011	5 - 40
Summit Crossing II	Atlanta, GA	13,357,000	3,220,000	15,852,100	172,222	3,220,000	16,024,322	(b)	19,244,322	(2,468,874)	2013	12/31/2013	5 - 40
Ashford Park	Atlanta, GA	32,030,575	10,600,000	26,293,524	1,992,868	10,600,000	28,286,392	—	38,886,392	(6,758,554)	1992	1/23/2013	5 - 30
McNeil Ranch	Austin, TX	13,646,000	2,100,000	17,556,219	640,030	2,100,000	18,196,249	—	20,296,249	(3,873,879)	1999	1/23/2013	5 - 30
Lake Cameron	Raleigh, NC	19,773,000	4,000,000	24,443,573	774,915	4,000,000	25,218,488		29,218,488	(6,128,998)	1997	1/23/2013	5 - 30
Stoneridge Farms	Nashville, TN	26,729,985	3,026,393	38,478,205	755,640	3,026,393	39,233,845	—	42,260,238	(3,975,500)	2002	9/26/2014	5 - 35
Vineyards	Houston, TX	34,775,000	5,455,594	46,201,367	466,910	5,455,594	46,668,277	—	52,123,871	(4,323,049)	2003	9/26/2014	5 - 35
Enclave at Vista Ridge	Dallas, TX	24,862,000	4,704,917	32,173,328	514,198	4,704,917	32,687,526	—	37,392,443	(3,092,877)	2003	9/26/2014	5 - 35
Sandstone Creek	Kansas City, KS	30,894,890	2,846,197	45,194,352	1,824,722	2,846,197	46,458,193	560,881	49,865,271	(4,732,919)	2000	9/26/2014	5 - 35
Avenues at Cypress	Houston, TX	22,135,938	3,241,595	30,092,664	226,449	3,241,595	30,312,731	6,383	33,560,709	(2,983,603)	2014	2/13/2015	5 - 40
Avenues at Northpointe	Houston, TX	27,878,000	3,920,631	37,203,283	278,566	3,920,631	37,475,466	6,383	41,402,480	(3,559,010)	2013	2/13/2015	5 - 40
Lakewood Ranch	Sarasota, FL	29,950,413	3,791,050	42,950,081	220,739	3,791,050	43,170,820	—	46,961,870	(3,068,574)	2015	5/21/2015	5 - 40
Aster at Lely Resort	Naples, FL	33,120,899	7,675,409	43,794,285	91,000	7,675,409	43,885,285	—	51,560,694	(3,141,727)	2015	6/24/2015	5 - 40
CityPark View	Charlotte, NC	21,489,269	3,558,793	28,359,912	37,361	3,558,793	28,397,273	—	31,956,066	(2,282,321)	2014	6/30/2015	5 - 40
Avenues at Creekside	San Antonio, TX	41,349,590	5,983,724	48,989,119	345,113	5,983,724	49,294,238	39,994	55,317,956	(3,376,891)	2013	7/31/2015	5 - 40
Citi Lakes	Orlando, FL	43,309,606	5,558,033	56,827,859	349,928	5,558,033	57,170,323	7,464	62,735,820	(3,303,888)	2014	9/3/2015	5 - 40
Stone Creek	Houston, TX	16,497,919	2,210,630	22,915,674	321,299	2,210,630	23,180,831	56,141	25,447,602	(1,572,817)	2009	11/12/2015	5 - 40
Regent at Lenox	Nashville, TN	—	301,455	3,492,892	21,238	301,455	3,514,130	—	3,815,585	(171,625)	2009	12/21/2015	5 - 40
Retreat at Lenox	Nashville, TN	18,125,780	2,964,533	24,210,605	90,993	2,964,533	24,252,274	49,324	27,266,131	(1,141,956)	2015	12/21/2015	5 - 40
Lenox Village	Nashville, TN	30,717,024	4,611,835	39,911,439	689,026	4,611,835	40,419,599	180,866	45,212,300	(1,969,166)	2009	12/21/2015	5 - 40
Baldwin Park	Orlando, FL	77,800,000	17,402,882	90,464,346	2,245,401	17,402,882	91,507,458	1,202,289	110,112,629	(3,674,999)	2008	1/5/2016	5 - 37
Crosstown Walk	Tampa, FL	32,069,832	5,178,375	39,332,414	62,750	5,178,375	39,395,164	—	44,573,539	(1,784,672)	2014	1/15/2016	5 - 49
Overton Rise	Atlanta, GA	40,712,134	8,511,370	50,996,139	110,814	8,511,370	51,096,385	10,568	59,618,323	(1,670,533)	2015	2/1/2016	5 - 49
525 Avalon Park	Orlando, FL	65,000,000	7,410,048	82,348,892	333,923	7,410,048	82,529,500	153,315	90,092,863	(2,474,674)	2008	5/31/2016	5 - 45
City Vista	Pittsburgh, PA	35,734,946	4,081,682	41,486,235	5,969	4,081,683	41,487,264	4,939	45,573,886	(933,313)	2014	7/1/2016	5 - 49
Sorrel	Jacksonville, FL	33,442,303	4,412,164	42,217,297	128,843	4,412,163	42,256,167	89,975	46,758,305	(763,075)	2015	8/24/2016	5 - 48
		814,980,690	137,167,310	1,020,946,902	14,112,894	137,167,310	1,032,691,275	2,368,522	1,172,227,107	(86,014,565)

Schedule III (continued)
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2016

Neighborhood Retail Centers:			Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives - Years

Woodstock Crossing	Atlanta, GA	$3,041,620	$1,750,576	$3,800,101	$528,349	$1,750,576	$4,328,450	$—	$6,079,026	$(543,631)	1994	2/12/2014	5 - 30
Parkway Town Centre	Nashville, TN	7,034,452	3,053,816	6,694,333	374,673	3,053,816	7,069,006	—	10,122,822	(614,721)	2005	9/5/2014	5 - 40
Spring Hill Plaza	Nashville, TN	9,672,371	4,375,940	8,104,053	34,640	4,375,940	8,138,693	—	12,514,633	(809,777)	2005	9/5/2014	5 - 40
Barclay Crossing	Tampa, FL	6,517,956	2,855,845	7,571,732	239,784	2,855,845	7,811,516	—	10,667,361	(683,088)	1998	9/30/2014	5 - 30
Deltona Landings	Orlando, FL	6,928,913	2,255,891	8,344,124	(32,668)	2,255,891	8,311,456	—	10,567,347	(757,813)	1999	9/30/2014	5 - 30
Kingwood Glen	Houston, TX	11,592,787	5,021,327	12,929,578	394,409	5,021,327	13,323,987	—	18,345,314	(1,203,789)	1998	9/30/2014	5 - 30
Parkway Centre	Columbus, GA	4,539,632	2,070,712	4,515,541	33,427	2,070,712	4,548,968	—	6,619,680	(442,280)	1999	9/30/2014	5 - 30
Powder Springs	Atlanta, GA	7,311,197	1,832,455	8,245,595	23,216	1,832,455	8,268,811	—	10,101,266	(773,971)	1999	9/30/2014	5 - 30
Sweetgrass Corner	Charleston, SC	7,900,135	3,075,699	12,670,136	(2,187)	3,075,699	12,667,949	—	15,743,648	(1,101,841)	1999	9/30/2014	5 - 30
Salem Cove	Nashville, TN	9,586,678	2,427,095	10,272,370	28,570	2,427,095	10,300,940	—	12,728,035	(763,602)	2010	10/6/2014	5 - 40
Independence Square	Dallas, TX	12,208,524	4,114,574	13,690,410	956,890	4,114,574	14,647,300	—	18,761,874	(980,866)	1977	7/1/2015	5 - 30
Royal Lakes Marketplace	Atlanta, GA	9,800,000	4,874,078	10,438,594	55,846	4,924,078	10,444,440	—	15,368,518	(614,845)	2008	9/4/2015	5 - 30
Summit Point	Atlanta, GA	12,546,792	7,063,874	11,429,954	48,520	7,063,874	11,478,474	—	18,542,348	(660,579)	2004	10/30/2015	5 - 30
The Overlook at Hamilton Place	Chattanooga, TN	20,672,618	6,786,593	25,244,208	—	6,786,593	25,244,208	—	32,030,801	(1,159,091)	1992	12/22/2015	5 - 30
Wade Green Village	Atlanta, GA	8,116,465	1,840,284	8,410,397	79,415	1,840,284	8,489,812	—	10,330,096	(377,526)	1993	2/29/2016	5 - 35
Anderson Central	Greenville Spartanburg, SC	—	5,059,370	13,278,266	9,290	5,059,370	13,287,556	—	18,346,926	(534,631)	1999	4/29/2016	5 - 30
East Gate Shopping Center	Augusta, GA	5,719,897	1,653,219	7,390,858	5,001	1,653,219	7,395,859	—	9,049,078	(225,371)	1995	4/29/2016	5 - 30
Fairview Market	Greenville Spartanburg, SC	—	1,352,712	5,178,954	—	1,352,712	5,178,954	—	6,531,666	(183,935)	1998	4/29/2016	5 - 30
Fury's Ferry	Augusta, GA	6,607,467	2,083,772	8,106,864	21,500	2,083,772	8,128,364	—	10,212,136	(225,152)	1996	4/29/2016	5 - 35
Rosewood Shopping Center	Columbia, SC	4,437,851	1,671,035	5,347,314	—	1,671,035	5,347,314	—	7,018,349	(128,686)	2002	4/29/2016	5 - 40
Southgate Village	Birmingham, AL	7,889,513	2,261,539	10,290,005	36,089	2,261,539	10,326,093	—	12,587,632	(280,597)	1988	4/29/2016	5 - 35
The Market at Victory Village	Nashville, TN	9,250,000	2,271,224	12,275,195	—	2,271,224	12,275,195	—	14,546,419	(288,841)	2007	5/16/2016	5 - 40
Lakeland Plaza	Atlanta, GA	29,760,342	7,079,408	33,087,301	—	7,079,408	33,087,301	—	40,166,709	(638,097)	1990	7/15/2016	5 - 35
Cherokee Plaza	Atlanta, GA	26,017,293	8,392,128	32,249,367	—	8,392,128	32,249,367	—	40,641,495	(376,385)	1958	8/8/2016	5 - 35
Heritage Station	Raleigh, NC	9,340,483	1,683,830	9,882,860	23,025	1,683,830	9,905,885	—	11,589,715	(131,321)	2004	8/8/2016	5 - 40

Neighborhood Retail Centers:			Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives - Years
Oak Park Village	San Antonio, TX	9,638,584	5,744,764	10,779,268	—	5,744,764	10,779,268	—	16,524,032	(157,751)	1970	8/8/2016	5 - 40
Sandy Plains Exchange	Atlanta, GA	9,439,850	4,787,902	9,309,429	—	4,787,902	9,309,429	—	14,097,331	(156,431)	1997	8/8/2016	5 - 32
Shoppes of Parkland	Miami, FL	16,492,503	10,779,274	16,543,059	—	10,779,274	16,543,059	—	27,322,333	(322,336)	2000	8/8/2016	5 - 35
Thompson Bridge Commons	Atlanta, GA	12,619,589	1,478,326	16,047,116	—	1,478,326	16,047,116	—	17,525,442	(196,288)	2001	8/8/2016	5 - 40
University Palms	Orlando, FL	13,513,891	4,853,588	16,706,243	—	4,853,588	16,706,243	—	21,559,831	(233,255)	1993	8/8/2016	5 - 37
Champions Village	Houston, TX	27,400,000	12,812,546	33,399,405	—	12,812,546	33,399,404	—	46,211,951	(386,183)	1973	10/18/2016	5 - 40
		325,597,403	127,363,396	392,232,630	2,857,789	127,413,396	395,040,417	—	522,453,814	(15,952,680)

Office Buildings:
Brookwood Office	Birmingham, AL	32,400,000	1,744,828	42,661,202	—	1,744,828	42,661,202	—	44,406,030	(466,449)	2007	8/24/2016	5 - 50
Galleria 75	Atlanta, GA	5,900,265	15,156,267	1,511,667	—	15,156,267	1,511,667	—	16,667,934	(28,473)	1988	11/4/2016	5 - 25
Three Ravinia	Atlanta, GA	115,500,000	9,784,645	154,022,551	11,193	9,784,645	154,022,550	11,193	163,818,388	(253,057)	1991	12/30/2016	9 - 39
		153,800,265	26,685,740	198,195,420	11,193	26,685,740	198,195,419	11,193	224,892,352	(747,979)

Student Housing Communities:
North by Northwest	Tallahassee, FL	33,499,754	8,281,055	36,979,837	652,833	8,281,055	37,366,752	265,918	45,913,725	(1,099,670)	2012	6/1/2016	5 - 46

		$1,327,878,112	$299,497,501	$1,648,354,789	$17,634,709	$299,547,501	$1,663,293,863	$2,645,633	$1,965,486,998	$(103,814,894)

(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $1.99 billion at December 31, 2016.
(2) Acquisitions during the year are subsequent phases of properties previously purchased by the Company. Presentation for this Schedule shows those acquisitions broken out and subsequent activity, such as additional costs capitalized and depreciation taken is consolidated within original asset.

Schedule III (continued)
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2016

Real estate investments	2014	2015	2016
Balance at the beginning of the year	$204,449,160	$496,475,543	$1,007,285,586
Acquisitions	289,947,272	506,207,786	988,070,717
Improvements	2,024,207	4,125,290	7,972,176
Construction in progress	66,647	542,752	2,102,882
Write-off of assets no longer in service	(11,743)	(65,785)	(559,888)
Disposal of assets	—	—	(39,384,475)
Balance at the end of the year	$496,475,543	$1,007,285,586	$1,965,486,998

Accumulated depreciation	2014	2015	2016
Balance at the beginning of the year	$(14,133,421)	$(26,388,066)	$(53,994,666)
Depreciation (a)	(12,258,812)	(27,672,385)	(56,340,314)
Write-off of assets no longer in service	4,167	65,785	559,888
Disposal of assets	—	—	5,960,197
Balance at the end of the year	$(26,388,066)	$(53,994,666)	$(103,814,895)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Index to Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Reference	Description
3.1	(2)	Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(2)	Third Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(10)	Sixth Amended and Restated Partnership Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto
4.2	(5)	Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(6)	Articles Supplementary for the Series M Redeemable Preferred Stock
4.4	(11)	Articles Supplementary classifying an additional 900,000 shares of the Series A Redeemable Preferred Stock
4.5	(8)	Articles Supplementary classifying an additional 2,000,000 shares of the Series A Redeemable Preferred Stock
4.6	(6)	Form of mShares Subscription Agreement
4.7	(13)	Form of Series A Subscription Agreement
4.8	(15)	First Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of January 25, 2017, entered into by Preferred Apartment Communities, Inc.
4.9	(16)	Articles of Amendment Amending the Holder Redemption Options of the Company's Series A Redeemable Preferred Stock
4.10	(28)	Amended and Restated Warrant Agreement dated as of March 14, 2012 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.11	(5)	Form of Global Warrant Certificate
4.12	(29)	Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.13	(30)	Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
10.1	(10)
Sixth Amended and Restated Management Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.2	(20)
First Amendment to the Sixth Amended and Restated Management Agreement, entered into as of October 5, 2016, effective as of August 29, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.3	(2)	The Company’s 2011 Stock Incentive Plan
10.4	(3)	Trademark License and Assignment Agreement dated September 17, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
10.5	(2)	Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.6	(4)	Form of Indemnification Agreement
10.7	(5)	First Amendment to Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.8	(9)	Form of Preferred Apartment Communities, Inc. 2014 Class B Unit Award Agreement
10.9	(17)	Form of Preferred Apartment Communities, Inc. 2015 Class B Unit Award Agreement
10.10	(23)	Form of Preferred Apartment Communities, Inc. 2016 Class B Unit Award Agreement (1 year)
10.11	(23)	Form of Preferred Apartment Communities, Inc. 2016 Class B Unit Award Agreement (3 year)
10.12	(25)	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (1 year)

10.13	(25)	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (3 year)
10.14	(7)	Intellectual Property Assignment and License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.15	(7)	Trademark License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.16	(7)	Trademark Assignment dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.17	(12)	Second Amendment to 2011 Stock Incentive Plan
10.18	(14)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and JonesTrading Institutional Services, LLC
10.19	(14)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and FBR Capital Markets & Co.
10.20	(14)	Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and Canaccord Genuity Inc
10.21	(17)	Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of June 24, 2016 (TX)
10.22	(17)	Agreement of Sale and Purchase between HR Venture Properties I LLC, HR Parkland LLC and New Market Properties, LLC dated as of June 24, 2016 (FL)
10.23	(17)	Agreement of Sale and Purchase between HR Venture Properties I LLC, HR Thompson Bridge LLC and New Market Properties, LLC dated as of June 24, 2016 (GA)
10.24	(17)	Agreement of Sale and Purchase between HR Heritage Station LLC and New Market Properties, LLC dated as of June 24, 2016 (NC)
10.25	(17)	First Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 8, 2016 (TX)
10.26	(17)	Second Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 11, 2016 (TX)
10.27	(17)	Third Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 12, 2016 (TX)
10.28	(18)
Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.29	(18)
Fourth Amended and Restated Pledge and Security Agreement dated as of August 5, 2016 among Preferred Apartment Communities Operating Partnership, L.P., (the "Borrower"), each of the subsidiaries of the Borrower party thereto and KeyBank National Association

10.30	(18)	Fourth Amended and Restated Guaranty dated as of August 5, 2016 by and among Preferred Apartment Communities, Inc., each of the guarantors party thereto and KeyBank National Association
10.31	(19)	Form of Buy-Sell Agreement with KeyBank National Association
10.32	(24)	Third Amendment to 2011 Stock Incentive Plan
10.33	(21)
Purchase and Sale Agreement between Lenox Village Properties, LLC, Lenox Village Lifestyle Center, LLC, Lenox Village Lifestyle Center III, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of August 11, 2015

10.34	(21)
First Amendment to Purchase and Sale Agreement between Lenox Village Properties, LLC, Lenox Village Lifestyle Center, LLC, Lenox Village Lifestyle Center III, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of September 15, 2015

10.35	(21)
Second Amendment to Purchase and Sale Agreement between Lenox Village Properties, LLC, Lenox Village Lifestyle Center, LLC, Lenox Village Lifestyle Center III, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of September 25, 2015

10.36	(21)
Third Amendment to Purchase and Sale Agreement between Lenox Village Properties, LLC, Lenox Village Lifestyle Center, LLC, Lenox Village Lifestyle Center III, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of November 23, 2015

10.37	(22)		Purchase and Sale Agreement by and between Village at Baldwin Park, LLC and Preferred Apartment Communities Operating Partnership, L.P. dated as of December 3, 2015
10.38	(26)		Purchase and Sale Agreement between SPUS6 Three Ravinia, LP and Preferred Apartment Communities Operating Partnership, L.P. dated as of November 10, 2016.
12.1	(1)		Statement of Computation of Ratios
21	(1)		Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)		Consent of PricewaterhouseCoopers LLP
31.1	(1)		Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)		Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)
XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2016, formatted in XBRL: (i) Consolidated balance sheets at December 31, 2016 and December 31, 2015, (ii) consolidated statements of operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

		(6)	Previously filed with the Form S-3 Registration Statement (Registration No.: 333-214531) filed by the Registrant with the Securities and Exchange Commission on November 9, 2016
		(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
		(8)	Previously filed with the Form S-3 Registration Statement (Registration No.: 333-211924) filed by the Registrant with the Securities and Exchange Commission on June 9, 2016
		(9)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2014
		(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 6, 2016
		(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2013
		(12)	Previously filed as Annex B to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on March 21, 2013
		(13)
Previously filed with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-211924) filed by the Registrant with the Securities and Exchange Commission on November 8, 2016

		(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2016
		(15)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 26, 2017

(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 15, 2016
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 5, 2016
(21)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 4, 2015
(22)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 11, 2015
(23)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 8, 2016
(24)	Previously filed as Annex A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on March 19, 2015
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 9, 2017
(26)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 8, 2016
(27)
Previously filed form of with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-211924) filed by the Registrant with the Securities and Exchange Commission on November 8, 2016

(28)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 24, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 1, 2017	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: March 1, 2017	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Williams	Chief Executive Officer and Chairman of the Board	March 1, 2017
John A. Williams	(Principal Executive Officer)

/s/ Leonard A. Silverstein	President, Chief Operating Officer and Director	March 1, 2017
Leonard A. Silverstein

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 1, 2017
Michael J. Cronin	(Principal Accounting Officer and Principal Financial Officer)

/s/ Steve Bartkowski	Director	March 1, 2017
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 1, 2017
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 1, 2017
Daniel M. DuPree

/s/ William J. Gresham, Jr.	Director	March 1, 2017
William J. Gresham, Jr.

/s/ Howard A. McLure	Director	March 1, 2017
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 1, 2017
Timothy A. Peterson

/s/ John Wiens	Director	March 1, 2017
John Wiens