Form 10-Q
period 2017-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2017-05-08
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of April 28, 2017 was 27,962,160.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
Assets

Real estate
Land	$307,665,224	$299,547,501
Building and improvements	1,590,022,871	1,513,293,760
Tenant improvements	30,906,412	23,642,361
Furniture, fixtures, and equipment	143,692,656	126,357,742
Construction in progress	5,539,735	2,645,634
Gross real estate	2,077,826,898	1,965,486,998
Less: accumulated depreciation	(110,332,373)	(103,814,894)
Net real estate	1,967,494,525	1,861,672,104
Real estate loans, net of deferred fee income	195,348,980	201,855,604
Real estate loans to related parties, net	144,077,171	130,905,464
Total real estate and real estate loans, net	2,306,920,676	2,194,433,172

Cash and cash equivalents	13,365,130	12,321,787
Restricted cash	53,448,631	55,392,984
Notes receivable	16,787,881	15,499,699
Note receivable and revolving line of credit from related party	22,107,866	22,115,976
Accrued interest receivable on real estate loans	23,440,710	21,894,549
Acquired intangible assets, net of amortization of $49,452,620 and $46,396,254	80,480,916	79,156,400
Deferred loan costs on Revolving Line of Credit, net of amortization of $586,389 and $422,873	1,927,264	1,768,779
Deferred offering costs	3,881,476	2,677,023
Tenant receivables (net of allowance of $650,176 and $663,912) and other assets	22,068,792	15,572,233

Total assets	$2,544,429,342	$2,420,832,602

Liabilities and equity

Liabilities
Mortgage notes payable, principal amount	$1,395,287,423	$1,327,878,112
Less: deferred loan costs, net of amortization of $5,435,963 and $4,899,106	(23,671,268)	(22,007,641)
Mortgage notes payable, net of deferred loan costs	1,371,616,155	1,305,870,471
Revolving line of credit	97,000,000	127,500,000
Term note payable	11,000,000	11,000,000
Less: deferred loan costs, net of amortization	(13,157)	(40,095)
Term note payable, net of deferred loan costs	10,986,843	10,959,905
Real estate loan participation obligation	18,295,509	20,761,819
Deferred revenues	9,256,887	—
Accounts payable and accrued expenses	20,299,035	20,814,910
Accrued interest payable	3,387,559	3,541,640
Dividends and partnership distributions payable	10,859,650	10,159,629
Acquired below market lease intangibles, net of amortization of $4,686,405 and $3,771,393	28,694,320	29,774,033
Security deposits and other liabilities	6,772,416	6,189,033
Total liabilities	1,577,168,374	1,535,571,440

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050,000 shares authorized; 1,001,572 and 924,855 shares issued; 987,329 and 914,422
shares outstanding at March 31, 2017 and December 31, 2016, respectively	9,873	9,144
Series M Redeemable Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 1,635 and 0 shares issued and outstanding
at March 31, 2017 and December 31, 2016, respectively	16	—
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
27,185,373 and 26,498,192 shares issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	271,854	264,982
Additional paid in capital	960,681,007	906,737,470
Accumulated earnings (deficit)	5,830,771	(23,231,643)
Total stockholders' equity	966,793,521	883,779,953
Non-controlling interest	467,447	1,481,209
Total equity	967,260,968	885,261,162

Total liabilities and equity	$2,544,429,342	$2,420,832,602

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Rental revenues	$45,363,521	$28,255,599
Other property revenues	8,436,111	3,760,083
Interest income on loans and notes receivable	7,947,811	6,942,159
Interest income from related parties	4,813,892	2,777,940
Total revenues	66,561,335	41,735,781

Operating expenses:
Property operating and maintenance	6,538,639	4,021,362
Property salary and benefits reimbursement to related party	3,028,350	2,363,463
Property management fees (including $1,434,471 and $1,071,088 to related parties)	1,901,783	1,228,021
Real estate taxes	7,903,801	5,173,441
General and administrative	1,505,510	919,952
Equity compensation to directors and executives	873,102	610,425
Depreciation and amortization	24,826,189	15,346,726
Acquisition and pursuit costs (including $0 and $67,131 to related party)	9,002	2,763,585
Asset management fees to related party	4,512,514	2,766,086
Insurance, professional fees and other expenses	1,291,404	1,306,981
Total operating expenses	52,390,294	36,500,042

Contingent asset management and general and administrative expense fees	(175,082)	(269,601)

Net operating expenses	52,215,212	36,230,441

Operating income	14,346,123	5,505,340
Interest expense	15,008,703	8,894,830

Net (loss) before gain on sale of real estate	(662,580)	(3,389,490)
Gain on sale of real estate, net of disposition expenses	30,724,060	—
Net income (loss)	30,061,480	(3,389,490)

Consolidated net (income) loss attributable to non-controlling interests	(999,066)	88,561

Net income (loss) attributable to the Company	29,062,414	(3,300,929)

Dividends declared to Series A preferred stockholders	(14,386,047)	(7,881,735)
Earnings attributable to unvested restricted stock	(1,705)	(1,451)

Net income (loss) attributable to common stockholders	$14,674,662	$(11,184,115)

Net income (loss) per share of Common Stock available
to common stockholders, basic and diluted	$0.54	$(0.49)

Dividends per share declared on Common Stock	$0.22	$0.1925

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	26,936,266	22,983,741

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the three-month periods ended March 31, 2017 and 2016
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2016	$4,830	$227,616	$536,450,877	$(13,698,520)	$522,984,803	$2,468,987	$525,453,790
Issuance of Units	1,010	—	100,979,717	—	100,980,727	—	100,980,727
Redemptions of Series A Preferred Stock	(9)	—	(803,938)	—	(803,947)	—	(803,947)
Exercises of Warrants	—	1,967	1,976,547	—	1,978,514	—	1,978,514
Syndication and offering costs	—	—	(11,642,198)	—	(11,642,198)	—	(11,642,198)
Equity compensation to executives and directors	—	19	103,992	—	104,011	—	104,011
Vesting of restricted stock	—	75	(75)	—	—	—	—
Conversion of Class A Units to Common Stock	—	953	645,248	—	646,201	(646,201)	—
Current period amortization of Class B Units	—	—	—	—	—	506,414	506,414
Net loss	—	—	—	(3,300,929)	(3,300,929)	(88,561)	(3,389,490)
Class A Units issued for property acquisition	—	—	—	—	—	5,072,659	5,072,659
Reallocation adjustment to non-controlling interests	—	—	5,872,628	—	5,872,628	(5,872,628)	—
Distributions to non-controlling interests	—	—	—	—	—	(117,395)	(117,395)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(7,881,735)	—	(7,881,735)	—	(7,881,735)
Dividends to common stockholders ($0.1925 per share)	—	—	(4,435,489)	—	(4,435,489)	—	(4,435,489)
Balance at March 31, 2016	$5,831	$230,630	$621,265,574	$(16,999,449)	$604,502,586	$1,323,275	$605,825,861

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the three-month periods ended March 31, 2017 and 2016
(Unaudited)

	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings(Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9,144	$264,982	$906,737,470	$(23,231,643)	$883,779,953	$1,481,209	$885,261,162
Issuance of Units	784	—	78,240,826	—	78,241,610	—	78,241,610
Redemptions of Series A Preferred Stock	(39)	1,371	(1,585,353)	—	(1,584,021)	—	(1,584,021)
Issuance of Common Stock	—	142	189,296	—	189,438	—	189,438
Exercises of warrants	—	3,389	3,849,156	—	3,852,545	—	3,852,545
Syndication and offering costs	—	—	(9,034,401)	—	(9,034,401)	—	(9,034,401)
Equity compensation to executives and directors	—	—	128,028	—	128,028	—	128,028
Vesting of restricted stock	—	77	(77)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,893	1,661,782	—	1,663,675	(1,663,675)	—
Current period amortization of Class B Units	—	—	—	—	—	745,074	745,074
Net income	—	—	—	29,062,414	29,062,414	999,066	30,061,480
Reallocation adjustment to non-controlling interests	—	—	895,485	—	895,485	(895,485)	—
Distributions to non-controlling interests	—	—	—	—	—	(198,742)	(198,742)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(14,428,279)	—	(14,428,279)	—	(14,428,279)
Dividends to mShares preferred stockholders	—	—	(2,268)	—	(2,268)	—	(2,268)
Dividends to common stockholders ($0.22 per share)	—	—	(5,970,658)	—	(5,970,658)	—	(5,970,658)
Balance at March 31, 2017	$9,889	$271,854	$960,681,007	$5,830,771	$966,793,521	$467,447	$967,260,968

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$30,061,480	$(3,389,490)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	18,287,611	11,203,056
Amortization expense	6,538,578	4,143,670
Amortization of above and below market leases	(797,582)	(265,410)
Deferred fee income amortization	(284,064)	(264,197)
Deferred loan cost amortization	1,180,186	691,207
(Increase) decrease in accrued interest income on real estate loans	(1,546,162)	1,075,458
Equity compensation to executives and directors	873,102	610,425
Other	186,912	(4,616)
Gain on sale of real estate	(30,724,060)	—
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(1,965,423)	(86,020)
(Increase) in tenant lease incentives	(2,912,500)	—
(Decrease) in accounts payable and accrued expenses	(716,461)	(1,267,380)
(Decrease) increase in accrued interest payable	(63,808)	721,170
Increase in prepaid rents	150,096	113,055
Increase in security deposits and other liabilities	8,686	109,187
Net cash provided by operating activities	18,276,591	13,390,115

Investing activities:
Investments in real estate loans	(16,271,909)	(56,970,287)
Repayments of real estate loans	9,866,000	27,695,229
Notes receivable issued	(1,263,292)	(3,870,191)
Notes receivable repaid	—	9,505,081
Note receivable issued to and draws on line of credit by related party	(7,650,000)	(12,382,910)
Repayments of line of credit by related party	7,553,568	5,508,066
Origination fees received on real estate loans	—	1,403,422
Origination fees paid on real estate loans	—	(701,369)
Acquisition of properties	(138,467,592)	(220,850,440)
Disposition of properties, net	77,793,170	—
Additions to real estate assets - improvements	(3,680,079)	(1,461,711)
Deposits paid on acquisitions	(1,837,695)	(2,644,056)
Decrease in restricted cash	4,449,837	1,808,375
Net cash used in investing activities	(69,507,992)	(252,960,791)

Financing activities:
Proceeds from mortgage notes payable	104,300,000	151,640,000
Repayments mortgage notes payable	(67,140,689)	(2,185,191)
Payments for deposits and other mortgage loan costs	(3,398,718)	(3,716,469)
Proceeds from real estate loan participants	81,632	67,066
Payments to real estate loan participants	(2,466,500)	—
Proceeds from lines of credit	37,500,000	87,500,000
Payments on lines of credit	(68,000,000)	(105,000,000)
Proceeds from Term Loan	—	35,000,000
Repayment of the Term Loan	—	(5,000,000)
Proceeds from sales of Units, net of offering costs and redemptions	68,986,692	90,090,574
Proceeds from sales of Common Stock	186,119	—
Proceeds from exercises of warrants	4,248,574	5,548,468
Common Stock dividends paid	(5,740,616)	(4,314,999)
Series A Preferred Stock dividends paid	(13,960,568)	(7,391,620)
Distributions to non-controlling interests	(194,957)	(53,241)
Payments for deferred offering costs	(2,126,225)	(350,012)
Net cash provided by financing activities	52,274,744	241,834,576

Net increase (decrease) in cash and cash equivalents	1,043,343	2,263,900
Cash and cash equivalents, beginning of period	12,321,787	2,439,605
Cash and cash equivalents, end of period	$13,365,130	$4,703,505

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
	Three months ended March 31,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$13,982,599	$7,842,453

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$454,528	$710,932
Writeoff of fully depreciated or amortized assets and liabilities	$145,727	$26,988
Lessee-funded tenant improvements, capitalized as landlord assets	$9,256,887	$—
Dividends payable - Common Stock	$5,970,658	$4,435,489
Dividends payable - Series A Preferred Stock	$4,886,725	$2,769,385
Dividends payable - mShares Preferred Stock	$2,268	$—
Issuance of fair value of OP Units for property	$—	$5,072,659
Partnership distributions payable to non-controlling interests	$198,742	$117,392
Accrued and payable deferred offering costs	$1,026,964	$526,659
Offering cost reimbursement to related party	$104,542	$96,101
Reclass of offering costs from deferred asset to equity	$1,369,667	$1,545,488
Extinguishment of land loan for property	$—	$6,250,000
Proceeds of like-kind exchange funds for dispositions	$31,288,252	$—
Use of like-kind exchange funds for acquisitions	$27,527,061	$—
Fair value issuances of equity compensation	$3,728,481	$2,095,545
Mortgage loans assumed on acquisitions	$30,250,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
March 31, 2017

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009, and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. Unless the context otherwise requires, references to the "Company", "we", "us", or "our" refer to Preferred Apartment Communities, Inc., together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company was formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of its business strategy, the Company may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, the Company also may acquire or originate senior mortgage loans, subordinate loans or real estate loan investments secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest a lesser portion of its assets in other real estate related investments, including other income-producing property types, senior mortgage loans, subordinate loans or real estate loan investments secured by interests in other income-producing property types, or membership or partnership interests in other income-producing property types as determined by its Manager (as defined below) as appropriate for the Company. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 6).

As of March 31, 2017, the Company had 27,185,373 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 96.8% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 903,371 at March 31, 2017 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The year end condensed balance sheet data was derived from audited financial statements, but does not include all the disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 1, 2017.

2.	Summary of Significant Accounting Policies

Acquisitions and Impairments of Real Estate Assets

The Company generally records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805-10, Business Combinations. The aggregate purchase price of acquired properties is apportioned to the tangible and identifiable intangible assets and liabilities acquired at their estimated fair values. The value of acquired land, buildings

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

and improvements is estimated by formal appraisals, observed comparable sales transactions, and information gathered during pre-acquisition due diligence activities and the valuation approach considers the value of the property as if it were vacant. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives. Intangible assets and liabilities for our property acquisitions include the values of in-place leases and (except for student housing properties) above-market or below-market leases. Additional intangible assets for retail and office properties include costs to initiate leases such as tenant improvements, commissions and legal costs.

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

The fair values of in-place leases for grocery-anchored shopping centers represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Leasing commissions and tenant improvements are recorded as separate intangible assets for office buildings. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is estimated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized to expense over the remaining term of the respective leases. The fair values of above-market and below-market in-place leases for grocery-anchored shopping centers and office buildings are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases, taking into consideration the probability of renewals for any below-market leases for grocery-anchored shopping centers. The capitalized above-market leases and in-place leases and leasing commissions, tenant improvements and lease origination costs for office buildings are included in the acquired intangible assets line of the consolidated balance sheets. Both above-market and below-market lease values are amortized as adjustments to rental revenue over the remaining term of the respective leases for office buildings. The amortization period for grocery-anchored shopping center leases is the remaining lease term plus any below market probable renewal options.

Estimating the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount and capitalization rates, market absorption periods, and the number of years the property is held for investment. The use of estimates requires significant judgment, which if inaccurate, would cause inaccuracies in the Company's purchase price allocations, which could negatively impact the amount of our reported net income. Acquired intangible assets and liabilities have no residual value.

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

Deferred Leasing Costs

Costs incurred to obtain tenant leases for office buildings and grocery-anchored shopping centers are amortized using the straight-line method over the term of the related lease agreement. Such costs include lease incentives, leasing commissions and legal costs. If the lease is terminated early, the remaining unamortized deferred leasing cost is written off.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

Revenue Recognition

Real Estate

Rental revenue is recognized when earned from residents of the Company's multifamily communities, which is over the terms of rental agreements, typically of 12 months’ duration. The Company evaluates the collectability of amounts due from residents and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments then due under lease agreements. The balance of amounts due from residents are generally deemed uncollectible 30 days beyond the due date, at which point they are fully reserved.

Rental revenue from tenants' operating leases in the Company's grocery-anchored shopping centers and office buildings is recognized on a straight-line basis over the term of the related lease. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized in the period in which the related expenses are incurred. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company estimates the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.

The Company may provide retail and office building tenants an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenues. Determination of the appropriate accounting classification for a tenant allowance is made on an individual basis, considering the facts and circumstances of the nature of the use of the related payment. When the Company is the owner of the leasehold improvements, recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of initial tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements. If the improvement is deemed to be a “landlord asset,” and the tenant funds the cost of that improvement, the cost is capitalized as a tenant improvement and deferred revenue which is amortized over the term of the underlying lease into rental revenues. Lessee-funded landlord assets may be required by the terms of the lease, may require the Company's approval to deploy, may be usable by other future tenants, may require the Company's consent to alter or remove from the premises and generally remain the Company's property at the end of the lease.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with guidance provided by ASC 505-50, Equity-Based Payments to Non-Employees and ASC 718, Stock Compensation. We calculate the fair value of Class B Unit grants and restricted stock units at the date of grant utilizing a Monte Carlo simulation model based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return. The compensation expense is accrued on a straight-line basis over the vesting period(s). We record the fair value of restricted stock awards based upon the closing stock price on the trading day immediately preceding the date of grant.

Acquisition Costs

Through December 31, 2016, the Company expensed property acquisition costs as incurred, which include costs such as due diligence, legal, certain accounting, environmental and consulting, when the acquisition constituted a business combination. As described below in the section entitled New Accounting Pronouncements, Accounting Standards Update 2017-01 was adopted by the Company effective January 1, 2017, which changed the definition of a business. Under this new guidance, most property acquisitions made by the Company will fall within the category of acquired assets rather than acquired businesses. This distinction

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

will cause the Company to capitalize its costs for acquisitions, allocate them to the fair value of acquired assets and liabilities and amortize these costs over the remaining useful lives of those assets and liabilities.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The new standard's applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted. The adoption of ASU 2016-01 will not impact the Company's results of operations or financial condition.

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impacts this standard will have on its results of operations and financial condition but does not believe any material impact will result from its adoption since the Company has minimal activity as a lessee.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18 ("ASU 2016-18"), Statement of Cash Flows—(Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company plans to adopt ASU 2016-18 on January 1, 2018. The Company currently reports changes in restricted cash within the investing activities section of its consolidated statements of cash flows and does not expect the adoption of ASU 2016-18 to impact its results of operations and financial condition.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company believes its future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing properties will generally qualify as asset acquisitions. Pursuant to ASU 2017-01, acquisition costs have been and will be capitalized and amortized rather than expensed as incurred and the Company reported higher reported net income available to common stockholders resulting from adoption of ASU 2017-01 than it would have under previous guidance.

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this accounting standard will have on its financial statements.

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	3/31/17	12/31/16
Multifamily communities:
Properties (1)	25	24
Units	8,132	8,049
Grocery-anchored shopping centers:
Properties	31	31
Gross leasable area (square feet) (2)	3,295,491	3,295,491
Student housing properties:
Properties	2	1
Units	444	219
Beds	1,319	679
Office buildings:
Properties	3	3
Rentable square feet	1,093,832	1,096,834

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

On January 20, 2017, the Company closed on the sale of its 364-unit multifamily community in Kansas City, KS, or Sandstone Creek, to an unrelated third party for a purchase price of $48.1 million, exclusive of closing costs and resulting in a gain of $0.3 million, which is net of disposition expenses including $1.4 million of debt defeasance related costs. Sandstone Creek contributed approximately $0.1 million and $0.3 million of net loss to the consolidated operating results of the Company for the three-month periods ended March 31, 2017 and 2016, respectively.

On March 7, 2017, the Company closed on the sale of its 408-unit multifamily community in Atlanta, GA, or Ashford Park, to an unrelated third party for a purchase price of $65.5 million, exclusive of closing costs and resulting in a gain of $30.4 million, which is net of disposition expenses including $1.1 million of debt defeasance related costs plus a prepayment premium of approximately

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

$0.4 million. Ashford Park contributed approximately $0.5 million and $0.2 million of net income to the consolidated operating results of the Company for the three-month periods ended March 31, 2017 and 2016, respectively.

The carrying amounts of the significant assets and liabilities of Sandstone Creek and Ashford Park at the dates of sale were:

	Sandstone Creek	Ashford Park
	1/20/2017	3/7/2017
Real estate assets:
Land	$2,846,197	$10,600,000
Building and improvements	41,859,684	24,075,263
Furniture, fixtures and equipment	5,278,268	4,222,858
Accumulated depreciation	(4,808,539)	(6,816,193)

Total assets	$45,175,610	$32,081,928

Liabilities:
Mortgage note payable	$30,840,135	$25,626,000
Supplemental mortgage note	$—	$6,373,717

Multifamily communities acquired

During the three-month periods ended March 31, 2017 and 2016, the Company completed the acquisition of the following multifamily communities and student housing property:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

2/28/2017	Regents on University (2)	Tempe, Arizona	$53.3	225
3/3/2017	Broadstone at Citrus Village	Tampa, Florida	$47.4	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	$50.0	312
3/31/2017	Founders Village	Williamsburg, Virginia	$44.4	247

				1,080

1/5/2016	Baldwin Park	Orlando, Florida	$110.8	528
1/15/2016	Crosstown Walk	Tampa, Florida	$45.8	342
2/1/2016	Overton Rise	Atlanta, Georgia	$61.1	294

				1,164

(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.
(2) A 640-bed student housing community located adjacent to the campus of Arizona State University in Tempe, Arizona.

The Company allocated the purchase prices and, for acquisitions that closed subsequent to January 1, 2017, capitalized acquisition costs, to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities, but are preliminary and are subject to refinement for a period of up to one year from the closing of the acquisitions. The Company does not expect these refinements, if any, to be material.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

2017 Multifamily Communities acquired	Broadstone at Citrus Village	Regents on University	Retreat at Greystone	Founders Village

Land	$4,809,113	$7,440,934	$4,077,262	$5,236,611
Buildings and improvements	34,180,983	40,058,727	35,336,277	32,308,812
Furniture, fixtures and equipment	6,299,645	3,771,432	9,125,302	5,881,608
Lease intangibles	1,624,752	2,344,404	1,844,476	1,400,272
Mark to market debt assumption asset	893,385	—	—	—
Prepaids & other assets	744,970	808,045	871,684	938,419
Escrows	67,876	—	101,503	—
Accrued taxes	(108,286)	(71,856)	(139,046)	—
Security deposits, prepaid rents, and other liabilities	(24,887)	(377,735)	(108,573)	(103,204)

Net assets acquired	$48,487,551	$53,973,951	$51,108,885	$45,662,518

Cash paid	$18,237,551	$16,488,951	$15,898,885	$14,057,518
Mortgage debt	30,250,000	37,485,000	35,210,000	31,605,000

Total consideration	$48,487,551	$53,973,951	$51,108,885	$45,662,518	(1)

Three months ended March 31, 2017:
Revenue	$374,000	$471,000	$89,000	$—
Net income (loss)	$(74,000)	$(342,000)	$(244,000)	$(198,000)

Capitalized acquisition costs incurred by the Company	$458,000	$290,000	$383,000	$433,000
Acquisition costs paid to related party (included above)	$24,000	$60,000	$56,000	$51,000
Remaining amortization period of intangible
assets and liabilities (months)	48.7	4.5	5.5	5.5

(1) The Company's real estate loan investment in support of Founders Village was repaid in full at the closing of the acquisition of the property.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

2016 Multifamily Communities acquired	Overton Rise	Baldwin Park	Crosstown Walk
Land	$8,511,370	$17,402,882	$5,178,375
Buildings and improvements	44,710,034	87,105,757	33,605,831
Furniture, fixtures and equipment	6,286,105	3,358,589	5,726,583
Lease intangibles	1,611,314	2,882,772	1,323,511
Prepaids & other assets	73,754	229,972	125,706
Escrows	354,640	2,555,753	291,868
Accrued taxes	(66,422)	(17,421)	(25,983)
Security deposits, prepaid rents, and other liabilities	(90,213)	(226,160)	(53,861)

Net assets acquired	$61,390,582	$113,292,144	$46,172,030

Cash paid	$20,090,582	$35,492,144	$13,632,030
Mortgage debt (1)	41,300,000	77,800,000	32,540,000

Total consideration	$61,390,582	$113,292,144	$46,172,030

Three months ended March 31, 2016:
Revenue	$916,000	$2,412,000	$1,052,000
Net income (loss)	$(251,000)	$(1,128,000)	$(453,000)
Three months ended March 31, 2017:
Revenue	$1,267,000	$2,363,000	$1,298,000
Net income (loss)	$(146,000)	$(584,000)	$(41,000)

Cumulative acquisition costs incurred by the Company	$115,000	$1,847,000	$319,000
Remaining amortization period of intangible
assets and liabilities (months)	0.0	0.0	0.0

Grocery-anchored shopping center acquired

During the three months ended March 31, 2016, the Company completed the acquisition of the following grocery-anchored shopping center:

Acquisition date	Property	Location	Approximate purchase price (millions) (2)	Gross leasable area (square feet)
2/29/16	Wade Green Village (1)	Atlanta, Georgia	$11.0	74,978

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
The Company does not expect these refinements, if any, to be material.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

New Market Properties 2016 acquisition	Wade Green Village
Land	$1,840,284
Buildings and improvements	8,159,147
Tenant improvements	251,250
In-place leases	841,785
Above market leases	107,074
Leasing costs	167,541
Other assets	10,525
Other liabilities	(59,264)

Net assets acquired	$11,318,342

Cash paid	$6,245,683	(1)
Class A OP Units granted	5,072,659	(2)
Mortgage debt	—	(3)

Total consideration	$11,318,342

Three months ended March 31, 2016:
Revenue	$84,000
Net income (loss)	$(43,000)

Three months ended March 31, 2017:
Revenue	$274,000
Net income (loss)	$(103,000)

Cumulative acquisition costs incurred by the Company	$297,000
Remaining amortization period of intangible
assets and liabilities (years)	2.1

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

(3) Subsequent to the closing of the acquisition, the Company closed on a mortgage loan on Wade Green Village in the amount of $8.2 million.

Office buildings

In the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company reported a misclassified amount of tenant improvements on its acquisition of the Three Ravinia office building. The impact on the Company's Consolidated Balance Sheet for the year ended December 31, 2016 was an understatement of buildings and improvements of approximately $14.2 million and an overstatement of tenant improvements of the same amount, as shown in the table below. The Company assessed the impact of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108 and concluded that it was not material to the Company’s previously issued Financial Statements. In order to conform previous financial statements with the current period, the Company elected to revise previously issued financial statements the next time such financial statements are filed. The revision had no impact on the Consolidated Statement of Operations, Consolidated Statement of Stockholder’s Equity, or the Consolidated Statement of Cash Flows.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

Consolidated balance sheet as of December 31, 2016	As previously reported	Adjustment	As revised
Real estate
Building and improvements	$1,499,129,649	$14,164,111	$1,513,293,760
Tenant improvements	$37,806,472	$(14,164,111)	$23,642,361

Three Ravinia acquisition	As previously reported	Adjustment	As revised
Real estate
Buildings and improvements	$133,323,658	$14,164,111	$147,487,769
Tenant improvements	$20,698,893	$(14,164,111)	$6,534,782

The error in the prior year purchase price allocation for the Three Ravinia acquisition was related to the expenditure timing of landlord funded tenant allowances and the related recognition of value at the acquisition date.

The Company recorded aggregate amortization and depreciation expense of:

	Three months ended March 31,
	2017	2016
Depreciation:
Buildings and improvements	$12,421,049	$6,781,145
Furniture, fixtures, and equipment	5,866,562	4,421,911
	18,287,611	11,203,056
Amortization:
Acquired intangible assets	6,499,570	4,133,893
Deferred leasing costs	32,391	4,857
Website development costs	6,617	4,920
Total depreciation and amortization	$24,826,189	$15,346,726

At March 31, 2017, the Company had recorded gross intangible assets of $129.9 million, and accumulated amortization of $49.5 million; gross intangible liabilities of $33.4 million and accumulated amortization of $4.7 million. Net intangible assets and liabilities as of March 31, 2017 will be amortized over the weighted average remaining amortization periods of approximately 6.0 years and 9.3 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

4.     Real Estate Loans, Notes Receivable, and Line of Credit

At March 31, 2017, our portfolio of fixed rate, interest-only real estate loans consisted of:

Project/Property	Location	Maturity date	Optional extension date	Total loan commitments	Carrying amount (1) as of			Current / deferred interest % per annum
					March 31, 2017		December 31, 2016

Multifamily communities:
Founders Village	Williamsburg, VA	8/29/2018	N/A	$10,346,000	—	(2)	$9,866,000	8 / 7.5
Encore	Atlanta, GA	4/8/2019	10/8/2020	10,958,200	10,958,200		10,958,200	8.5 / 5
Encore Capital	Atlanta, GA	4/8/2019	10/8/2020	9,758,200	6,933,429		6,748,380	8.5 / 5
Palisades	Northern VA	2/18/2018	8/18/2019	17,270,000	16,541,073		16,214,545	8 / 5
Fusion	Irvine, CA	5/31/2018	5/31/2020	59,052,583	50,514,711		49,456,067	8.5 / 7.5
Green Park	Atlanta, GA	12/1/2017	12/1/2019	13,464,372	13,464,372		13,464,372	8.5 / 5.83
Summit Crossing III	Atlanta, GA	2/26/2018	2/26/2020	7,246,400	7,246,400		7,246,400	8.5 / 7.5
Overture	Tampa, FL	7/21/2018	7/21/2020	6,920,000	6,254,823		6,123,739	8.5 / 7.5
Aldridge at Town Village	Atlanta, GA	12/27/2017	12/27/2019	10,975,000	10,884,275		10,656,171	8.5 / 6
Bishop Street	Atlanta, GA	2/18/2020	N/A	12,693,457	11,383,876		11,145,302	8.5 / 6.5
Hidden River	Tampa, FL	12/3/2018	12/3/2020	4,734,960	4,734,960		4,734,960	8.5 / 6.5
Hidden River Capital	Tampa, FL	12/4/2018	12/4/2020	5,380,000	4,725,266		4,626,238	8.5 / 6.5
CityPark II	Charlotte, NC	1/7/2019	1/7/2021	3,364,800	3,364,800		3,364,800	8.5 / 6.5
CityPark II Capital	Charlotte, NC	1/8/2019	1/31/2021	3,916,000	3,396,856		3,325,668	8.5 / 6.5
Park 35 on Clairmont	Birmingham, AL	6/26/2018	6/26/2020	21,060,160	20,219,632		19,795,886	8.5 / 2
Fort Myers	Fort Myers, FL	9/25/2017	N/A	4,000,000	3,765,396		3,654,621	12 / 0
Wiregrass	Tampa, FL	5/15/2020	5/15/2023	14,975,853	5,253,571		1,862,548	8.5 / 6.5
Wiregrass Capital	Tampa, FL	5/15/2020	5/15/2023	3,744,147	3,338,073		3,268,114	8.5 / 6.5
360 Forsyth	Atlanta, GA	12/1/2017	N/A	3,225,000	2,622,518		2,520,420	12 / 0

Student housing properties:
Haven West	Atlanta, GA	6/2/2018	N/A	6,940,795	6,784,167		6,784,167	8 / 6
Haven 12	Starkville, MS	6/16/2017	11/30/2020	6,116,384	5,815,849		5,815,849	8.5 / 6.5
Stadium Village	Atlanta, GA	6/27/2017	N/A	13,424,995	13,329,868		13,329,868	8.5 / 5.83
18 Nineteen	Lubbock, TX	4/9/2018	4/9/2020	15,598,352	15,584,017		15,584,017	8.5 / 6
Haven South	Waco, TX	5/1/2018	5/1/2019	15,455,668	15,418,199		15,301,876	8.5 / 6
Haven46	Tampa, FL	3/29/2019	9/29/2020	9,819,662	9,369,251		9,136,847	8.5 / 5
Haven Northgate	College Station, TX	6/20/2019	6/20/2020	64,678,549	53,811,320		46,419,194	6.6 / 1.5
Lubbock II	Lubbock, TX	4/20/2019	N/A	9,357,171	8,967,202		8,770,838	8.5 / 5
Haven Charlotte	Charlotte, NC	12/22/2019	12/22/2021	19,581,593	196,763		5,781,295	8.5 / 6.5
Haven Charlotte Member	Charlotte, NC	12/22/2019	12/22/2021	8,201,170	7,240,279		—	8.5 / 6.5

New Market Properties:
Dawson Marketplace	Atlanta, GA	11/15/2018	11/15/2020	12,857,005	12,857,005		12,613,860	8.5 / 5

Other:
Crescent Avenue	Atlanta, GA	7/13/2017	N/A	6,000,000	6,000,000		6,000,000	9 / 6

				$411,116,476	340,976,151		334,570,242
Unamortized loan origination fees					(1,550,000)		(1,809,174)
Carrying amount					$339,426,151		$332,761,068

(1) Carrying amounts presented per loan are amounts drawn, exclusive of deferred fee revenue.
(2) The loan extended to Founders Village, with a total commitment of $10.3 million, was paid off during the first quarter.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

The Palisades, Green Park, Stadium Village and 360 Forsyth loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's liability under the loan participation agreements at March 31, 2017 was approximately $18.3 million.

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

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At March 31, 2017, none of the Company's real estate loans were delinquent.

At March 31, 2017, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				3/31/2017	12/31/2016

360 Residential, LLC (1)	3/20/2013	6/30/2017	$2,000,000	$1,548,065	$1,472,571	12%
Preferred Capital Marketing Services, LLC (2)	1/24/2013	12/31/2017	1,500,000	1,034,198	1,082,311	10%
Oxford Contracting, LLC (1,3)	8/27/2013	4/30/2017	1,500,000	1,475,000	1,475,000	8%
Preferred Apartment Advisors, LLC (1,2,4)	8/21/2012	12/31/2018	15,000,000	13,748,764	13,708,761	8%
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2017	11,110,000	7,324,904	7,324,904	12%
Oxford Capital Partners, LLC (1,5)	10/5/2015	12/31/2017	10,650,000	8,069,163	7,870,865	12%
Newport Development Partners, LLC (1)	6/17/2014	6/30/2017	3,000,000	—	—	12%
360 Residential, LLC II (1)	12/30/2015	12/31/2017	3,255,000	2,994,429	2,884,845	15%
Mulberry Development Group, LLC	3/31/2016	6/30/2017	500,000	229,000	177,000	12%
360 Capital Company, LLC	5/24/2016	12/31/2017	2,000,000	2,506,915	1,678,999	12%

Unamortized loan fees				(34,691)	(59,581)

			$50,515,000	$38,895,747	$37,615,675

(1) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(2) See related party disclosure in Note 6.
(3) Note was repaid on April 6, 2017.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended March 31,
	2017	2016
Real estate loans:
Current interest payments	$7,061,573	$5,092,670
Additional accrued interest	4,413,140	3,272,655
Deferred loan fee revenue	259,174	239,599

Total real estate loan revenue	11,733,887	8,604,924
Interest income on notes and lines of credit	1,027,816	1,115,175

Interest income on loans and notes receivable	$12,761,703	$9,720,099

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project within a specific time window following project completion and stabilization, the sufficiency of the borrowers' investment at risk and the existence of payment and performance guaranties provided by the borrowers, can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a variable interest entity, or VIE, which would necessitate consolidation of the project.
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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2017 of approximately $321.8 million. The maximum aggregate amount of loans to be funded as of March 31, 2017 was approximately $380.6 million.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Haven West, Encore, Encore Capital, Green Park, Stadium Village, Summit Crossing III, Aldridge at Town Village, Bishop Street, Dawsonville Marketplace, Crescent Avenue and 360 Forsyth loans, all of which are partially supporting proposed various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of March 31, 2017 totaled approximately $102.5 million (with a total commitment amount of approximately $107.5 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

5. Redeemable Preferred Stock and Equity Offerings
On February 14, 2017, the Company terminated its offering of up to 900,000 Units, or Follow-on Offering, and on the same day, the Company’s registration statement on Form S-3 (Registration No. 333-211924) (the “$1.5 Billion Follow-on Registration Statement”)  was declared effective by the SEC. This $1.5 Billion Follow-on Registration Statement allows us to offer up to a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering"). The price per Unit is $1,000, subject to adjustment if a participating broker-dealer reduces its commission. Each share of Preferred Stock ranks senior to Common Stock with respect to dividend rights and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The redemption schedule of the Preferred Stock allows redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $19.50 per share. The current market price per share of the Common Stock is determined using the closing price of the common stock immediately preceding the issuance of such Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. The Units are being offered by Preferred Capital Securities, LLC, or PCS, an affiliate of the Company, on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the $1.5 Billion Unit Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes. Except as described in the $1.5 Billion Follow-on Registration Statement, the terms of the $1.5 Billion Unit Offering are substantially similar to those under the Follow-on Offering. As of February 14, 2017, which was the final closing of the Follow-on Offering, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $97.2 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $14.9 million. As of February 14, 2017, the Company had issued all available Units under the Primary Series A Offering and the Follow-on Offering and collected net proceeds of approximately $891.2 million after commissions. Since the maximum number of Units available to be issued under the Primary Series A Offering and the Follow-on Offering were issued, the Company consequently recognized 100.0% of the approximate $14.9 million deferred offering costs as a reduction of stockholders' equity.

For the $1.5 Billion Unit Offering, as of March 31, 2017, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $1.2 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $1.8 million. As of March 31, 2017, the Company had issued 12,164 Units and collected net proceeds of approximately $11.0 million after commissions under the $1.5 Billion Unit Offering. The number of Units issued was approximately 0.8% of the maximum number of Units anticipated to be issued under the Primary Series A Offering and the Follow-on Offering. Consequently, the Company cumulatively recognized approximately 0.8% of the approximate $1.8 million deferred to date, or approximately $14,000 as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $1.8 million, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at March 31, 2017. The remainder of current and future deferred offering costs related to the $1.5 Billion Unit Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of approximately 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

Cumulatively, a total of 14,243 shares of Preferred Stock have been subsequently redeemed from the Primary Series A Offering, the Follow-on Offering, and the $1.5 Billion Unit Offering.

Aggregate offering expenses, including selling commissions and dealer manager fees, will be capped at 11.5% of the aggregate gross proceeds of the $1.5 Billion Unit Offering, of which the Company will reimburse its Manager up to 1.5% of the gross proceeds of such offering for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of the board of directors, the Company may reimburse its Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

On May 5, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211178), or the New Shelf Registration Statement, for an offering of up to $300 million of equity or debt securities, or the Shelf Offering, which was declared effective by the SEC on May 17, 2016. Deferred offering costs related to this Shelf Registration Statement totaled approximately $1.1 million as of March 31, 2017, of which $149,000 has been reflected as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $951,000, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at March 31, 2017.

On July 18, 2016, the Company filed a prospectus for its registration statement on Form S-3 (Registration No. 333-211178) to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering (the "2016 ATM Offering") through JonesTrading Institutional Services LLC, FBR Capital Markets & Co, and Canaccord Genuity Inc, as its sales agents. The Company intends to use any proceeds from the 2016 ATM Offering to repay outstanding amounts under our existing senior secured revolving credit facility and for other general corporate purposes, which includes making investments in accordance with the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

Company's investment objectives. Through March 31, 2017, the Company sold 1.7 million shares of common stock through the ATM offering and collected net proceeds of approximately $23.1 million.

On December 2, 2016, the Company’s registration statement on Form S-3 (Registration No. 333-214531) (the “mShares Registration Statement”) was declared effective by the SEC. The mShares Registration Statement allows us to offer up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock (“mShares”), par value $0.01 per share (the “mShares Offering”).  The mShares are being offered by PCS on a "reasonable best efforts" basis. The price per mShare is $1,000. Each mShare ranks senior to Common Stock and on parity with the Series A Preferred Stock with respect to dividend rights and carries a cumulative annual dividend of 5.75% per annum. Beginning one year from the date of original issuance of each mShare, and on each one year anniversary thereafter, the dividend rate increases by 0.25% per annum, up to a maximum of 7.5% per annum. Dividends are payable monthly as declared by the Company’s board of directors and begin accruing on the date of issuance. The redemption schedule of the mShares allows redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 2% redemption fee. After year one, the redemption fee decreases to 1% and after year two there is no redemption fee. Any redeemed mShares are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Company intends to invest substantially all the net proceeds of the mShares Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

For the mShares Offering, as of March 31, 2017, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $0.1 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $1.1 million. As of March 31, 2017, the Company had issued 1,635 Units and collected net proceeds of approximately $1.6 million after commissions under the mShares Unit Offering. The number of Units issued was approximately 0.3% of the maximum number of Units anticipated to be issued under the mShares Offering. Consequently, the Company cumulatively recognized approximately 0.3% of the approximate $1.1 million deferred to date, or approximately $4,000 as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $1.1 million, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at March 31, 2017. The remainder of current and future deferred offering costs related to the mShares Unit Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of approximately 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

Aggregate offering expenses, including dealer manager fees, will be capped at 11.5% of the aggregate gross proceeds of the mShares Offering, of which the Company will reimburse its Manager up to 1.5% of the gross proceeds of such offering for all organization and offering expenses incurred, excluding dealer manager fees; however, upon approval by the conflicts committee of the board of directors, the Company may reimburse its Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

The Company's Series A Preferred Stock and mShares are redeemable at the option of the holder in either cash or the Company's Common Stock, at the Company's option. Since the Company controls the form of redemption, it presents its Series A Preferred Stock and mShares as components of permanent rather than temporary or mezzanine equity on its Consolidated Balance Sheets.

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
March 31, 2017

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended March 31,
Type of Compensation	Basis of Compensation	2017	2016

Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	$—	$701,369
Loan coordination fees	As of January 1, 2016, 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property (1)	2,054,140	2,261,461
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,063,083	1,761,004
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	1,425,401	1,062,468
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,283,419	744,101
Construction management fees	Quarterly fee for property renovation and takeover projects	71,152	40,276

		$7,897,195	$6,570,679
(1) If an asset is acquired without debt financing, the loan coordination fee is calculated as 1.6% of 63% of the purchase price of the asset.

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by the Company. Any contingent fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A total of approximately $3.9 million of combined asset management and general and administrative expense fees related to the acquired properties as of March 31, 2017 have been deferred by the Manager, of which $3.5 million remains contingent. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of March 31, 2017, the Company determined that there was insufficient evidence to support recognition of these contingent fees; therefore, the Company has not recognized any expense for the contingent amounts deferred.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended March 31,
2017	2016
$2,776,967	$2,363,463

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $115,726 and $126,105 for the three-month periods ended March 31, 2017 and 2016, respectively and PCS was reimbursed $255,695 and $253,767 for the three-month periods ended March 31, 2017 and 2016, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

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

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned a disposition fee of $1,136,000 on the sale of the Ashford Park and Sandstone Creek properties, which is included in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations. The Manager also receives leasing commission fees. Retail leasing commission fees (a) for new retail leases are equal to the greater of (i) $4.00 per square foot, and (ii) 4.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the original lease term; and (b) for lease renewals are equal to the greater of (i) $2.00 per square foot, and (ii) 2.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the newly renewed lease term. There are no commissions payable on retail lease renewals thereafter. Office leasing commission fees (a) for new office leases are equal to 50.0% of the first month’s gross rent plus 2.0% of the remaining fixed gross rent on the guaranteed lease term, (b) in the event of co-broker participation in a new lease, the leasing commission determined for a new lease are equal to 150.0% of the first month’s gross rent plus 6% of the remaining fixed gross rent of the guaranteed lease term, and (c) for lease renewals, are equal to 2% of the fixed gross rent of the guaranteed lease term or, in the event of a co-broker, 6% of the fixed gross rent of the guaranteed lease term. Office leasing commission fees may not exceed market rates for office leasing services. The Manager earned approximately $11,900 in leasing commission fees for the three-months period ended March 31, 2017. No leasing commission fees were earned by the Manager for the three-month period ended March 31, 2016.

The Company holds a promissory note in the amount of $1,034,198 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

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

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Preferred Stock were:

2017			2016
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2017	932,413	$4,641,149	January 30, 2016	482,774	$2,481,086
February 28, 2017	977,267	4,849,032	February 27, 2016	516,017	2,630,601
March 31, 2017	978,694	4,893,598	March 31, 2016	544,129	2,770,048

	Total	$14,383,779		Total	$7,881,735

The Company's dividend activity on its Common Stock for the three-month periods ended March 31, 2017 and 2016 was:

2017				2016
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 15, 2017	27,139,354	$0.22	$5,970,658	March 15, 2016	23,041,502	$0.1925	$4,435,489

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At March 31, 2017, the Company had 903,371 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2017			2016
Record date	Payment date	Aggregate distributions	Record date	Payment date	Aggregate distributions
March 15, 2017	April 14, 2017	$198,742	March 15, 2016	April 15, 2016	$117,395

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

Equity compensation expense by award type for the Company was:

	Three months ended March 31,		Unamortized expense as of March 31,
	2017	2016	2017

Quarterly board member committee fee grants	$—	$24,009	$—
Class B Unit awards:
Executive officers - 2015	—	5,236	—
Executive officers - 2016	88,774	501,178	523,694
Executive officers - 2017	656,300	—	2,757,493
Restricted stock grants:
2015	—	80,002	—
2016	102,500	—	34,167
Restricted stock units	25,528	—	280,815

Total	$873,102	$610,425	$3,596,169

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for the 2015 and 2016 service years vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost
2015	30,133	$10.62	$320,012
2016	30,990	$13.23	$409,998

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

Class B OP Units

On January 2, 2015, the Company caused the Operating Partnership to grant 176,835 Class B Units of the Operating Partnership, or Class B OP Units, for service to be rendered during 2015. On January 4, 2016, the Company caused the Operating Partnership to grant 265,931 Class B OP Units for service to be rendered during 2016, 2017 and 2018. On January 3, 2017, the Company caused the Operating Partnership to grant 286,392 Class B OP Units for service to be rendered during 2017, 2018 and 2019.

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

Because of the market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the one-year periods beginning on the grant dates through the Initial Valuation Dates. On January 2, 2016, the 176,835 outstanding Class B Units for 2015 became fully vested and earned and automatically converted to Class A Units of the Operating Partnership. On January 4, 2017, all of the 265,931 Class B Units granted on January 4, 2016 became earned and 206,534 automatically vested and converted to Class A Units. Of the remaining earned Class B Units, 29,699 will vest and automatically convert to Class A Units on January 4, 2018 and the final 29,698 earned Class B Units will vest and automatically convert to Class A Units on January 4, 2019, assuming each grantee fulfills the requisite service requirement.

The underlying valuation assumptions and results for the Class B OP Unit awards were:

Grant dates	1/3/2017	1/4/2016
Stock price	$14.79	$12.88
Dividend yield	5.95%	5.98%
Expected volatility	26.4%	26.10%
Risk-free interest rate	2.91%	2.81%

Number of Units granted:
One year vesting period	198,184	176,835
Three year vesting period	88,208	89,096
	286,392	265,931

Calculated fair value per Unit	$11.92	$10.03

Total fair value of Units	$3,413,793	$2,667,288

Target market threshold increase	$4,598,624	$3,549,000

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.22 for the 2017 awards and $0.1925 for the 2016 awards.

For the 2017 and 2016 awards, the Company's own stock price history was utilized as the basis for deriving the expected volatility assumption.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

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

Restricted Stock Units

On January 3, 2017, the Company caused the Operating Partnership to grant 26,900 restricted stock units, or RSUs, for service to be rendered during 2017, 2018 and 2019. The RSUs vest in three equal consecutive one-year tranches from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested RSUs become earned RSUs and automatically convert into Common Stock on a one-to-one basis. Vested RSUs may become Earned RSUs on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested RSUs that do not become Earned RSUs on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested RSUs become Earned RSUs or are forfeited due to termination of continuous service as an officer of the Company due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested RSUs to qualify to become fully Earned RSUs. As of March 31, 2017, a total of 1,200 RSUs had been forfeited.

Because RSUs are valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions and Monte Carlo result of $11.92 per RSU were utilized to calculate the total fair value of the RSUs of $320,648, which will be amortized as compensation expense over the three one-year periods ending on each of January 2, 2018, 2019 and 2020.

9. Indebtedness

Mortgage Notes Payable

The following table shows certain details regarding our mortgage notes payable:

		Principal balance as of						Interest only through date (2)
	Acquisition/ refinancing date	March 31, 2017		December 31, 2016	Maturity date	Interest rate (1)

Multifamily communities:
Stone Rise	7/3/2014	24,348,227		24,485,726	8/1/2019	2.89%		8/31/2015
Summit Crossing	4/21/2011	19,945,552		20,034,920	5/1/2018	4.71%		5/1/2014
Summit Crossing secondary financing	8/28/2014	5,034,582		5,057,941	9/1/2019	4.39%		N/A
Summit II	3/20/2014	13,357,000		13,357,000	4/1/2021	4.49%		4/30/2019
Ashford Park	1/24/2013	—	(3)	25,626,000	2/1/2020	3.13%		2/28/2018
Ashford Park secondary financing	8/28/2014	—	(3)	6,404,575	2/1/2020	4.13%		N/A
McNeil Ranch	1/24/2013	13,646,000		13,646,000	2/1/2020	3.13%		2/28/2018
Lake Cameron	1/24/2013	19,773,000		19,773,000	2/1/2020	3.13%		2/28/2018
Enclave	9/26/2014	24,862,000		24,862,000	10/1/2021	3.68%		10/31/2017
Sandstone	9/26/2014	—	(4)	30,894,890	10/1/2019	3.18%		N/A
Stoneridge	9/26/2014	26,580,417		26,729,985	10/1/2019	3.18%		N/A
Vineyards	9/26/2014	34,775,000		34,775,000	10/1/2021	3.68%		10/31/2017
Avenues at Cypress	2/13/2015	22,019,635		22,135,938	9/1/2022	3.43%		N/A
Avenues at Northpointe	2/13/2015	27,878,000		27,878,000	3/1/2022	3.16%		3/31/2017
Lakewood Ranch	5/21/2015	29,798,178		29,950,413	12/1/2022	3.55%		N/A
Aster Lely	6/24/2015	32,960,746		33,120,899	7/5/2022	3.84%		N/A
CityPark View	6/30/2015	21,375,389		21,489,269	7/1/2022	3.27%		N/A
Avenues at Creekside	7/31/2015	41,143,032		41,349,590	8/1/2024	2.58%	(5)	8/31/2016

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

Table continued from previous page		Principal balance as of					Interest only through date (2)
	Acquisition/ refinancing date	March 31, 2017	December 31, 2016	Maturity date	Interest rate (1)
Citi Lakes	9/3/2015	43,068,043	43,309,606	4/1/2023	3.15%	(6)	N/A
Stone Creek	11/12/2015	16,422,445	16,497,919	10/1/2046	3.75%		N/A
Lenox Village Town Center	12/21/2015	30,538,670	30,717,024	5/1/2019	3.82%		N/A
Lenox Village III	12/21/2015	18,043,652	18,125,780	1/1/2023	4.04%		N/A
Overton Rise	2/1/2016	40,526,580	40,712,134	8/1/2026	3.98%		N/A
Baldwin Park	1/5/2016	73,910,000	73,910,000	1/5/2019	2.88%	(7)	1/5/2019
Baldwin Park secondary financing	1/5/2016	3,890,000	3,890,000	1/5/2019	10.88%	(8)	1/5/2019
Crosstown Walk	1/15/2016	31,921,638	32,069,832	2/1/2023	3.90%		N/A
Avalon Park	5/31/2016	61,750,000	61,750,000	6/5/2019	2.98%	(9)	N/A
Avalon Park secondary financing	5/31/2016	3,250,000	3,250,000	6/5/2019	11.98%	(10)	N/A
City Vista	7/1/2016	35,567,356	35,734,946	7/1/2026	3.68%		N/A
Sorrel	8/24/2016	33,280,079	33,442,303	9/1/2023	3.44%		N/A
Citrus Village	3/3/2017	30,250,000	—	6/10/2023	3.65%		6/09/2017
Retreat at Greystone	3/24/2017	35,210,000	—	3/1/2022	2.83%	(11)	2/28/2022
Founders Village	3/31/2017	31,605,000	—	4/1/2027	4.31%		N/A

Grocery-anchored shopping centers:
Spring Hill Plaza	9/5/2014	9,622,423	9,672,371	10/1/2019	3.36%		10/31/2015
Parkway Town Centre	9/5/2014	6,998,126	7,034,452	10/1/2019	3.36%		10/31/2015
Woodstock Crossing	8/8/2014	3,028,321	3,041,620	9/1/2021	4.71%		N/A
Deltona Landings	9/30/2014	6,891,662	6,928,913	10/1/2019	3.48%		N/A
Powder Springs	9/30/2014	7,271,891	7,311,197	10/1/2019	3.48%		N/A
Kingwood Glen	9/30/2014	11,530,463	11,592,787	10/1/2019	3.48%		N/A
Barclay Crossing	9/30/2014	6,482,915	6,517,956	10/1/2019	3.48%		N/A
Sweetgrass Corner	9/30/2014	7,858,334	7,900,135	10/1/2019	3.58%		N/A
Parkway Centre	9/30/2014	4,515,227	4,539,632	10/1/2019	3.48%		N/A
Salem Cove	10/6/2014	9,546,432	9,586,678	11/1/2024	4.21%		11/30/2016
Independence Square	8/27/2015	12,149,089	12,208,524	9/1/2022	3.93%		9/30/2016
Royal Lakes Marketplace	9/4/2015	9,800,000	9,800,000	9/4/2020	3.48%	(12)	4/3/2017
The Overlook at Hamilton Place	12/22/2015	20,550,423	20,672,618	1/1/2026	4.19%		N/A
Summit Point	10/30/2015	12,463,327	12,546,792	11/1/2022	3.57%		N/A
East Gate Shopping Center	4/29/2016	5,684,996	5,719,897	5/1/2026	3.97%		N/A
Fury's Ferry	4/29/2016	6,567,151	6,607,467	5/1/2026	3.97%		N/A
Rosewood Shopping Center	4/29/2016	4,410,773	4,437,851	5/1/2026	3.97%		N/A
Southgate Village	4/29/2016	7,841,374	7,889,513	5/1/2026	3.97%		N/A
The Market at Victory Village	5/16/2016	9,250,000	9,250,000	9/11/2024	4.40%		10/10/2017
Wade Green Village	4/7/2016	8,080,065	8,116,465	5/1/2026	4.00%		N/A
Lakeland Plaza	7/15/2016	29,578,572	29,760,342	8/1/2026	3.85%		N/A
University Palms	8/8/2016	13,427,037	13,513,891	9/1/2026	3.45%		N/A
Cherokee Plaza	8/8/2016	25,835,919	26,017,293	9/1/2021	3.23%	(13)	N/A
Sandy Plains Exchange	8/8/2016	9,379,180	9,439,850	9/1/2026	3.45%		N/A
Thompson Bridge Commons	8/8/2016	12,538,483	12,619,589	9/1/2026	3.45%		N/A
Heritage Station	8/8/2016	9,280,452	9,340,483	9/1/2026	3.45%		N/A
Oak Park Village	8/8/2016	9,576,637	9,638,584	9/1/2026	3.45%		N/A
Shoppes of Parkland	8/8/2016	16,428,164	16,492,503	9/1/2023	4.67%		N/A
Champions Village	10/18/2016	27,400,000	27,400,000	11/1/2021	3.99%	(14)	11/1/2021

Student housing properties:
North by Northwest	6/1/2016	33,314,703	33,499,754	9/1/2022	4.02%		N/A
Regents on University	2/28/2017	37,485,000	—	3/1/2022	2.98%	(15)	3/1/2022

Office buildings:
Brookwood Office	8/29/2016	32,400,000	32,400,000	9/10/2031	3.52%		10/9/2017

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

Table continued from previous page		Principal balance as of				Interest only through date (2)
	Acquisition/ refinancing date	March 31, 2017	December 31, 2016	Maturity date	Interest rate (1)
Galleria 75	11/4/2016	5,870,063	5,900,265	7/1/2022	4.25%	N/A
Three Ravinia	12/30/2016	115,500,000	115,500,000	1/1/2042	4.46%	1/31/2022

		$1,395,287,423	$1,327,878,112

Footnotes to Mortgage Notes Table

(1) Interest rates are fixed, except as indicated.
(2) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 25 to 30-year amortization period through the maturity date.
(3) On March 7, 2017, the Company legally defeased the mortgage loan collateralized by its Ashford Park property, located in Atlanta, GA. In connection with the defeasance, the mortgage and other liens on the property were extinguished and all existing collateral, including various guarantees, were released. As a result of the defeasance, the Company incurred costs associated with a defeasance premium of $1.1 million plus a prepayment premium of approximately $0.4 million.

(4) On January 20, 2017, the Company legally defeased the mortgage loan collateralized by its Sandstone property, located in Kansas City, KS. In connection with the defeasance, the mortgage and other liens on the property were extinguished and all existing collateral, including various guarantees, were released. As a result of the defeasance, the Company incurred costs associated with a defeasance premium of $1.4 million.

(5)  The mortgage instrument was assumed as part of the sales transaction; It accrues interest at a variable rate which consists of the one-month London Interbank Offered Rate, or 1 Month LIBOR, plus 160 basis points. The 1 Month LIBOR index is capped at 5.0%.

(6) Variable rate which consists of 1 Month LIBOR plus 217 basis points. The 1 Month LIBOR index is capped at 4.33%.
(7) Variable rate which consisted of 1 Month LIBOR plus 190 basis points.
(8) Variable rate which consisted of 1 Month LIBOR plus 990 basis points.
(9) Variable rate which consisted of 1 Month LIBOR plus 200 basis points.
(10) Variable rate which consisted of 1 Month LIBOR plus 1100 basis points.
(11) Variable rate which consisted of 1 Month LIBOR plus 185 basis points.
(12) Variable rate which consisted of 1 Month LIBOR plus 250 basis points.
(13) Variable rate which consisted of 1 Month LIBOR plus 225 basis points. The interest rate has a floor of 2.7%.
(14) Variable rate which consisted of 1 Month LIBOR plus 300 basis points. The interest rate has a floor of 3.25%.
(15) Variable rate which consisted of 1 Month LIBOR plus 220 basis points.
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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of March 31, 2017, the Company has an outstanding principal balance of $9.8 million million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 3.48% as of March 31, 2017.

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

The mortgage note secured by our Champions Village property has a maximum commitment of $34.16 million. As of March 31, 2017, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment will be drawn as the Company achieves leasing activity. Additional advances are available through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 3.99% as of March 31, 2017.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

As of March 31, 2017, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.4 years.

Credit Facility

The Company has a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was increased to $150,000,000 pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein.

On January 5, 2016, we entered into a $35.0 million term loan with Key Bank under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. The Term Loan accrued interest at a rate of LIBOR plus 3.75% per annum. On August 5, 2016, the Company repaid the 2016 Term Loan in full.

On May 26, 2016, the Company entered into a $11.0 million interim term loan with Key Bank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date is May 25, 2017.
The Fourth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 95% of AFFO for the trailing rolling four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.
As of March 31, 2017, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $840,200,000	(2)	$967,260,968
Debt yield	Minimum 8.0%		8.68%
Payout ratio	Maximum 95%	(3)	89.5%
Total leverage ratio	Maximum 65.0%		61.5%
Debt service coverage ratio	Minimum 1.50x		2.05x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $687 million plus 75% of the net proceeds of any equity offering, which totaled approximately $896 million as of March 31, 2017.
(3)Calculated on a trailing four-quarter basis. For the three-month period ended March 31, 2017, the maximum dividends and distributions allowed under this covenant was approximately $74.1 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At March 31, 2017, unamortized loan fees and closing costs for the Credit Facility were approximately $1.5 million, which will be amortized over a remaining loan life of approximately 2.3 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans. Unamortized loan costs related to mortgage notes were approximately $23.7 million, which will be amortized over a weighted-average remaining loan life of approximately 8.4 years. The weighted average interest rate for the Credit Facility was 4.17% for the three-month period ended March 31, 2017. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Credit Facility of 0.35% per annum.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through Key Bank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At March 31, 2017, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.4 million, which will be amortized over a remaining loan life of approximately 4.9 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended March 31,
	2017	2016

Multifamily communities	$7,407,770	$6,369,125
New Market Properties	3,330,253	1,327,198
Office buildings	1,676,775	—
Student housing communities	476,634	—
Interest paid to real estate loan participants	670,864	428,352

	13,562,296	8,124,675
Revolving Credit Facility and Term Note	1,446,407	770,155
Interest Expense	$15,008,703	$8,894,830
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of March 31, 2017 were:

Period	Future principal payments
2017	$122,011,060	(1)
2018	40,961,097
2019	303,481,061
2020	60,110,973
2021	139,326,218
thereafter	837,397,014

Total	$1,503,287,423

(1) Includes the principal amount due of the Company's Revolving Line of Credit of $97.0 million.
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of March 31, 2017 and December 31, 2016.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. As of March 31, 2017, the amount guarantied by the Company was $6.1 million and is reduced by $567,868 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of March 31, 2017, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $3.9 million of combined asset management and general and administrative expense fees related to the acquired properties as of March 31, 2017 have been deferred by the Manager, of which $3.5 million remains contingent at March 31, 2017. The Company will recognize any contingent fees in future periods to the extent, if any, it determines that it is probable that the estimated net sale proceeds would exceed the hurdles listed above.

At March 31, 2017, the Company had unfunded balances on its real estate loan portfolio of approximately $59.8 million.

12. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: multifamily communities, real estate related financing, New Market Properties and office buildings.

Multifamily Communities - consists of the Company's portfolio of owned residential multifamily communities and student housing properties.

Financing - consists of the Company's portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. Excluded from the financing segment are financial results of the Company's Dawson Marketplace grocery-anchored shopping center real estate loan.

New Market Properties - consists of the Company's portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a wholly-owned subsidiary of the Company, as well as the financial results from the Company's grocery-anchored shopping center real estate loans.

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

	March 31, 2017	December 31, 2016

Assets:
Multifamily communities	$1,272,361,126	$1,166,766,664
Financing	388,276,833	379,070,918
New Market Properties	571,284,399	579,738,707
Office buildings	296,479,702	285,229,700
Other	16,027,282	10,026,613
Consolidated assets	$2,544,429,342	$2,420,832,602

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three months ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016

Capitalized expenditures:
Multifamily communities	$2,373,480	$1,293,507
New Market Properties	321,925	676,883
Office buildings	9,730,318	—
Total	$12,425,723	$1,970,390

	Three months ended March 31,
	2017	2016
Revenues

Multifamily communities	$32,120,081	$26,982,042
Financing	12,332,051	9,209,926
New Market Properties	13,435,005	5,543,813
Office buildings	8,674,198	—
Consolidated revenues	$66,561,335	$41,735,781

Segment net operating income (Segment NOI)

Multifamily communities	$17,328,800	$14,287,754
Financing	12,332,051	9,209,926
New Market Properties	9,370,842	4,158,484
Office buildings	6,218,374	—

Consolidated segment net operating income	45,250,067	27,656,164

Interest and loss on early debt extinguishment:
Multifamily communities	7,884,404	6,369,125
New Market Properties	3,330,253	1,327,198
Office buildings	1,676,775	—
Financing	2,117,271	1,198,507
Depreciation and amortization:
Multifamily communities	14,683,932	12,655,184
New Market Properties	7,040,922	2,691,542
Office buildings	3,101,335	—
Professional fees	526,331	668,791
Management fees, net of deferrals	4,337,432	2,496,485
Acquisition costs:
Multifamily communities	(20,559)	2,279,847
New Market Properties	25,402	422,736
Office buildings	4,159	61,003
Equity compensation to directors and executives	873,102	610,425
Gain on sale of real estate	(30,724,060)	—
Other	331,888	264,811

Net income (loss)	$30,061,480	$(3,389,490)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended March 31,
	2017	2016
Numerator:
Net loss before gain on sale of real estate	$(662,580)	$(3,389,490)
Gain on sale of real estate, net of disposition expenses	30,724,060	—
Net income (loss)	30,061,480	(3,389,490)
Consolidated net (income) loss attributable to non-controlling interests (A)	(999,066)	88,561
Net income (loss) attributable to the Company	29,062,414	(3,300,929)
Dividends declared to Series A preferred stockholders (B)	(14,386,047)	(7,881,735)
Earnings attributable to unvested restricted stock (C)	(1,705)	(1,451)
Net income (loss) attributable to common stockholders	$14,674,662	$(11,184,115)

Denominator:
Weighted average number of shares of Common Stock - basic	26,936,266	22,983,741
Effect of dilutive securities: (D)
Warrants	—	—
Class B Units	—	—
Unvested restricted stock	—	—
RSUs	—	—
Weighted average number of shares of Common Stock - diluted	26,936,266	22,983,741

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$0.54	$(0.49)

(A) The Company's outstanding Class A Units of the Operating Partnership (903,371 and 886,520 Units at March 31, 2017 and 2016, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 987,329 and 583,110 outstanding shares of Series A Preferred Stock at March 31, 2017 and 2016, respectively.

(C) The Company's outstanding unvested restricted share awards (7,749 and 7,536 shares of Common Stock at March 31, 2017 and 2016, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss from continuing operations for the three-month periods ended March 31 2017 and 2016, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 17,286,660 shares of Common Stock; (ii) 345,789 Class B Units; (iii) 7,749 shares of unvested restricted common stock; and (iv) 25,700 outstanding RSUs are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

14. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on January 1, 2015:

Baldwin Park	Southeastern Six Portfolio
Crosstown Walk	The Market at Victory Village
Overton Rise	Lakeland Plaza
525 Avalon Park	Sunbelt Seven Portfolio
North by Northwest	Champions Village
City Vista	Brookwood Office
Sorrel	Galleria 75
Wade Green Village	Three Ravinia

The Company’s condensed pro forma financial results were:

	Three months ended March 31,
	2017	2016
Pro forma:
Revenues	$66,818,016	$63,579,039

Net income (loss)	$32,659,809	$(4,640,063)

Net income (loss) attributable to the Company	$31,574,301	$(4,508,069)

Net income (loss) attributable to common stockholders	$17,186,549	$(12,433,578)

Net income (loss) per share of Common Stock
attributable to common stockholders,
Basic and diluted	$0.64	$(0.54)

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	26,936,266	22,983,741

Material nonrecurring pro forma adjustments which were directly attributable to these business combinations included the pro forma removal of all acquisition costs incurred from the actual historical periods of recognition of approximately $2.7 million for the three-month period ended March 31, 2016. Effective January 1, 2017, we adopted Accounting Standard Update 2017-01, which requires acquisition costs for asset acquisitions to be capitalized and and amortized rather than expensed as incurred. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

	As of March 31, 2017
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$339,426,151	$381,814,461	$—	$—	$381,814,461
Notes receivable and line of credit receivable	38,895,747	38,895,747	—	—	38,895,747
	$378,321,898	$420,710,208	$—	$—	$420,710,208
Financial Liabilities:
Mortgage notes payable (2)	$1,395,287,423	$1,392,568,430	$—	$—	$1,392,568,430
Revolving credit facility	97,000,000	97,000,000	—	—	97,000,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	18,295,509	18,827,647	—	—	18,827,647

	$1,521,582,932	$1,519,396,077	$—	$—	$1,519,396,077

	As of December 31, 2016
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$332,761,068	$374,856,749	$—	$—	$374,856,749
Notes receivable and line of credit receivable	37,615,675	37,615,675	—	—	37,615,675
	$370,376,743	$412,472,424	$—	$—	$412,472,424
Financial Liabilities:
Mortgage notes payable (2)	$1,327,878,112	1,314,966,652	$—	$—	$1,314,966,652
Revolving credit facility	127,500,000	127,500,000	—	—	127,500,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	20,761,819	21,500,448	—	—	21,500,448
	$1,487,139,931	$1,474,967,100	$—	$—	$1,474,967,100

(1) The carrying value of real estate assets includes the Company's balance of the Palisades, Green Park, Encore and Stadium Village real estate loans, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. Accrued interest included in the carrying values of the Company's real estate loans was approximately $23.4 million and $21.9 million at March 31, 2017 and December 31, 2016, respectively.

(2) The carrying value of mortgage notes payable consists of the principal amounts due reduced by any unamortized deferred loan issuance costs.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at March 31, 2017, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

The fair values of the fixed rate mortgages on the Company’s properties were developed using market quotes of the fixed rate yield index and spread for four, five, seven, ten and 35 year notes as of the reporting date. The present values of the cash flows

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017

were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

16. Subsequent Events

Between April 1, 2017 and April 30, 2017, the Company issued 13,313 Units and collected net proceeds of approximately $12.0 million after commissions and fees under its $1.5 Billion Unit Offering. Between April 1, 2017 and April 30, 2017, the Company issued 4,338 units and collected net proceeds of approximately $4.2 million after commissions and fees under the mShares offering.

On April 17, 2017, the Company declared a quarterly dividend on its Common Stock of $0.235 per share, payable on July 14, 2017 to stockholders of record on June 15, 2017.

On April 20, 2017, the Company closed on a loan investment of up to approximately $31.5 million to acquire a 6.5 acre site located in San Jose, California that is currently zoned to provide for up to 551 multifamily units and approximately 37,000 square feet of commercial space.

On April 21, 2017 the Company closed on the acquisition of a 80,018 square foot grocery-anchored shopping center located in the Atlanta, Georgia, market. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

On April 26, 2017 the Company closed on the acquisition of a 242-unit multifamily community located in Louisville, Kentucky. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

On May 3, 2017, the Company granted 24,408 shares of restricted Common Stock to its independent board members, as annual compensation for service on its board of directors. The aggregate fair value of this award, which vests on a straight-line basis over four consecutive quarterly tranches, was $360,018, which was based on the closing price of the Common Stock on the prior business day.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the first quarter 2017, we acquired the following properties:

Property	Location	Type	Units	Beds

Regents on University	Tempe, AZ	Student housing project	225	640
Broadstone at Citrus Village	Tampa, FL	Multifamily community	296	n/a
Retreat at Greystone	Birmingham, AL	Multifamily community	312	n/a
Founders Village	Williamsburg, VA	Multifamily community	247	n/a

			1,080

The aggregate purchase price of these acquired properties was approximately $195.1 million.

During the first quarter 2017, we sold our Sandstone Creek and Ashford Park multifamily communities located in Kansas City, Kansas and Atlanta, Georgia, respectively, and collected aggregate gross proceeds of $113.6 million. We realized an average annualized return on these two properties of approximately 19.1%.

Our net income per share of $0.54 for the three-month period ended March 31, 2017 was primarily driven by an aggregate realized gain on the sale of our Sandstone Creek and Ashford Park multifamily communities of approximately $30.7 million. The proceeds from the sale of Ashford Park were deposited into a 1031 exchange account to be used for the acquisition of multiple assets in the future. The 1031 mechanism will allow us to defer the tax liability on the sale of this asset and more efficiently redeploy our capital.

As of March 31, 2017, we had cumulatively issued 989,408 units and collected net proceeds of approximately $891.2 million from our offering of our Series A Redeemable Preferred Stock from our Primary Series A Offering and Follow-on Series A Offering. As of March 31, 2017, we had cumulatively issued 12,164 units and and collected net proceeds of approximately $11.0 million from our offerings of Series A Redeemable Preferred Stock from our $1.5 Billion Unit Offering. As of March 31, 2017, we had cumulatively issued 1,635 shares of Series M Preferred Stock and and collected net proceeds of approximately $1.6 million from our mShares Offering. Our Follow-On Series A Offering sold its entire allotment of $900 million Units and was closed on February 14, 2017. Our Series A Redeemable Preferred Stock and our new equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during this same period, we issued 336,000 shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $3.8 million from those exercises.

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
•     availability of qualified personnel;
•     estimates relating to our ability to make distributions to our stockholders in the future;
•     our understanding of our competition;
•     market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy;

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

•	changes in market rental rates;

•	changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	adverse financial conditions for grocery anchors and other retail, service, medical or restaurant tenants;

•	continued consolidation in the grocery-anchored shopping center sector;

•	excess amount of retail space in our markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•	the growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	our ability to aggregate a critical mass of grocery-anchored shopping centers or to spin-off, sell or distribute them;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties. As a secondary strategy, we also may acquire or originate senior mortgage loans, subordinate loans or real estate loan investments secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest a lesser portion of our assets in other real estate related investments, including other income-producing property types, senior mortgage loans, subordinate loans or real estate loans secured by interests in other income-producing property types, or membership or partnership interests in other income-producing property types as determined by Preferred Apartment Advisors, LLC, or our Manager, as appropriate for us. Our investment guidelines limit our investment in these non-multifamily assets to 20% of our assets, subject to increases unanimously approved by our board of directors. On December 12, 2016, our board of directors temporarily suspended this 20% limit. Our board of directors will review and discuss the reinstatement of the 20% limit following a spin-off, sale or distribution of our grocery-anchored shopping centers, if any such transaction occurs.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 96.8% interest as of March 31, 2017. New Market Properties, LLC owns and conducts the business of our grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC was formed to acquire off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership,

Industry Outlook

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

                The pipeline of new multifamily construction, although increasing nationwide, has been generally in line with demand in most of our markets. Nationally, new multifamily construction is currently at or above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets, which in many of our markets has offset or exceeded the new supply coming online.  The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will contain further increases in multifamily supply.  It may even be the case that new supply peaks in 2017 and these constraints cause a decline in new multifamily “starts” in 2018 and 2019.  As an offset, the new presidential administration may loosen banking regulation standards, which could cause an increase in available capital for new construction.  Any relaxing of these regulations could lead to more capital for new multifamily development and an increase in supply.

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

                We believe that the grocery-anchored shopping center sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that improving macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers, which are all generally located in Sun Belt markets, are well positioned to have solid operating fundamentals. The debt market for our grocery-anchored shopping center assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. Spreads and rates are generally comparable to those for multifamily properties, however, the leverage levels on the retail assets may be slightly lower than the levels on our multifamily assets. During the first quarter we have seen cap rate compression on acquisitions we have been pursuing inside our grocery anchored strategy. We believe, notwithstanding the increase in longer-term U.S. Treasury yields since the election, that the overall capital markets are pricing in stronger rent growth and higher long term occupancy levels, especially so in the grocery anchored sector space. The result of this is that increased capital flows are moving into the grocery anchored sector and investors are willing to accept lower yields to do so, thus putting upward pressure on prices for attractive acquisition opportunities inside our grocery anchored strategy.

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the new US President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets.  Recent US bond market movements have moderated indexes and the previous rise in rates has pulled back by 20-40 basis points and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower.  Other lenders in the market have had stable to lower rates as well. As the year goes on, we may well see a decline in spreads as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

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

Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 30 to 50 years for buildings, 5 to 20 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. ASU 2017-01, which was released in January 2017, changes the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We adopted ASU 2017-01 as of January 1, 2017 and believe our future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing communities will generally qualify as asset acquisitions. Pursuant to ASU 2017-01, certain qualifying acquisition costs will be capitalized and amortized rather than expensed as incurred.
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
Real Estate Acquisition Valuation. We generally recorded the acquisition of income-producing real estate as a business combination through December 31, 2016. In conjunction with our adoption of ASU 2017-01, future acquisitions will require judgment to properly classify these acquisitions as asset acquisitions or business acquisitions.
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
The fair values of in-place leases for grocery-anchored shopping centers and office buildings represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is estimated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized to expense over the remaining term of the respective leases. The fair values of above-market and below-market in-place leases for grocery-anchored shopping centers and office buildings are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market leases and in place leases are included in the acquired intangible assets line of the consolidated balance sheets. Both above-market and below-market lease values are amortized as adjustments to rental revenue over the remaining term of the respective leases for office buildings. The amortization period for grocery-anchored shopping center leases is the remaining lease term plus any below market probable renewal options.
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

Revenue Recognition

We generally lease apartment units under leases with terms of thirteen months or less. We generally lease grocery-anchored shopping centers and office building suites for rental terms of several years. Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. Differences from the straight-line method, which recognize the effect of any up-front concessions and other adjustments ratably over the lease term, are recorded in the appropriate period, to the extent that adjustments to the straight-line method are material.

Revenue from reimbursements of grocery-anchored shopping center and office building tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized as the respective costs are incurred in accordance with the lease agreements. We estimate the collectability of the receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental income on a straight-line basis, by taking into consideration our historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.

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

Equity Compensation

We calculate the fair value of equity compensation instruments such as Class B Units and restricted stock units based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return, utilizing a Monte Carlo simulation model, which is performed by an independent third party. The compensation expense is recognized on a straight-line basis over the vesting period(s) and forfeitures are recognized as they occur.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or a modified approach upon adoption. We are currently evaluating the pending guidance but do not believe the adoption of ASU 2014-09 will have a material impact on our results of operations or financial condition, primarily because most of our revenue is derived from rental operations, to which this standard is not applicable. We do provide significant non-rental services to our residents and tenants related to ancillary services and common area reimbursements. We do not believe that the adoption of ASU 2014-09 will materially impact the accounting for these revenues; however, we are continuing to evaluate the impact.

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Liabilities. The new standard's applicable provisions include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of our financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted. The adoption of ASU 2016-01 will not impact our results of operations or financial condition.

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are currently evaluating the impacts this standard will have on our results of operations and financial condition but do not believe any material impact will result from its adoption since we have minimal activity as a lessee.

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial instruments carried at amortized cost to be presented at the net amount expected to be collected, utilizing a valuation account which reflects the cumulative net adjustments from the gross amortized cost value. Under existing GAAP, entities would not record a valuation allowance until a loss was probable of occurring. The standard is effective for us on January 1, 2020. We are currently evaluating methods of deriving initial valuation accounts to be applied to our real estate loan investment portfolio and are continuing to evaluate the pending guidance but do not believe the adoption of ASU 2016-13 will have a material impact on our results of operations or financial condition, since we have not yet experienced a credit loss related to any of our financial instruments.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), Statement of Cash Flows—(Topic 326): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies or establishes guidance for the presentation of various cash transactions on the statement of cash flows. The portion of the guidance applicable to our business activities include the requirement that cash payments for debt prepayment or debt extinguishment costs be presented as cash out flows for financing activities. The standard is effective for us on January 1, 2018. The adoption of ASU 2016-15 will not impact our consolidated financial statements, since our current policy is to classify such costs as cash out flows for financing activities.

In November 2016, the FASB issued Accounting Standards Update 2016-18 ("ASU 2016-18"), Statement of Cash Flows—(Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We plan to adopt ASU 2016-18 on January 1, 2018. We currently report changes in restricted cash within the investing activities section of our consolidated statements of cash flows and do not expect the adoption of ASU 2016-18 to impact our results of operations or financial condition.

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We adopted ASU 2017-01 as of January 1, 2017. We believe our future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing properties will generally qualify as asset acquisitions. Pursuant to ASU 2017-01, acquisition costs have been and will be capitalized and amortized rather than expensed as incurred and we reported higher reported net income available to common stockholders resulting from adoption of ASU 2017-01 than we would have under previous guidance.

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. We are currently evaluating the impact the adoption of this accounting standard will have on our financial statements.

Results of Operations

Certain financial highlights of our results of operations for the first quarter 2017 were:

	Three months ended March 31,
	2017	2016	% change
Revenues	$66,561,335	$41,735,781	59.5%

Per share data:
Net income (loss) (1)	$0.54	$(0.49)	—

FFO (2)	$0.35	$0.17	105.9%

Core FFO (2)	$0.36	$0.30	20.0%

Dividends (3)	$0.22	$0.1925	14.3%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and Core FFO are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

Net income per share for the three months ended March 31, 2017 reflects a realized gain on the sale of Sandstone Creek and Ashford Park of approximately $30.7 million, or $1.14 per share. Funds from operations ("FFO") in 2016 reflect acquisition-related costs of approximately $2.8 million. In 2017, the majority of these types of costs are capitalized and depreciated over the life of the acquired assets. Core Funds From Operations Attributable to Common Stockholders and Unitholders ("Core FFO") excludes acquisition costs and certain other costs not representative of our ongoing operations.

The operational highlights of our first quarter 2017 operating results included:

•	During the first quarter 2017, we acquired the following properties:

Property	Location	Type	Units	Beds

Regents on University	Tempe, AZ	Student housing property	225	640
Broadstone at Citrus Village	Tampa, FL	Multifamily community	296	n/a
Retreat at Greystone	Birmingham, AL	Multifamily community	312	n/a
Founders Village	Williamsburg, VA	Multifamily community	247	n/a
			1,080

•
Our net income per share of $0.54 for the three months ended March 31, 2017 was driven by an aggregate realized gain on the sale of Sandstone Creek and Ashford Park of approximately $30.7 million, or $1.14 per share. The proceeds from one of the properties sold were deposited into a 1031 exchange account to be used for the acquisition of multiple assets in the future. Utilization of a 1031 mechanism allowed us to defer the tax liability on the sale of this asset and more efficiently redeploy our capital. All of the proceeds were redeployed by the end of April 2017.

•
For the first quarter 2017, our Core FFO payout ratio to our Common Stockholders and Unitholders was approximately 61.7% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 83.4%. (1)

•
For the first quarter 2017, our Core FFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 59.0% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 66.0%. (1)

•
As of March 31, 2017, our total assets were approximately $2.5 billion compared to approximately $1.5 billion as of March 31, 2016, an increase of approximately $1.0 billion, or approximately 65.6%. This growth was driven primarily by the net addition of 25 real estate properties and an increase of approximately $79.0 million of the funded amount of our real estate loan investment portfolio since March 31, 2016.

•	As of March 31, 2017, the average age of our multifamily communities was approximately 6.9 years, which we believe to be among the youngest in the multifamily REIT industry.

•	At March 31, 2017, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 57.3%.

•
Cash flow from operations for the quarter ended March 31, 2017 was approximately $18.3 million, an increase of approximately $4.9 million, or 36.5%, compared to approximately $13.4 million for the quarter ended March 31, 2016.

(1) We calculate the Core FFO and AFFO payout ratios to Common Stockholders and Unitholders as the ratio of Common Stock dividends and distributions to Unitholders to Core FFO or AFFO, respectively. We calculate the Core FFO and AFFO payout ratios to Series A Preferred Stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and Core FFO or AFFO, respectively. Since our operations resulted in a net loss from continuing operations for the periods presented, a payout ratio based on net loss is not calculable.

	Owned as of March 31, 2017	Potential additions from purchase options in real estate loan investment portfolio (1)		Potential total
Multifamily communities:
Properties	25	14		39
Units	8,132	3,861		11,993
Grocery-anchored shopping centers:
Properties	31	1		32
Gross leasable area (square feet)	3,295,491	212,800	(2)	3,508,291
Student housing properties:
Properties	2	8		10
Units	444	1,874		2,318
Beds	1,319	5,693		7,012
Office buildings:
Properties	3	—		3
Rentable square feet	1,093,832	—		1,093,832

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(2) Square footage represents area covered by our purchase options and excludes 123,590 square feet owned by the grocery anchor.

Subsequent to Quarter End

•
On April 17, 2017, we declared a quarterly dividend on our Common Stock of $0.235 per share, payable on July 14, 2017 to stockholders of record on June 15, 2017. This is an increase of $0.015 per share or approximately 6.8% over the quarterly dividend of $0.22 per share paid to common stockholders for the first quarter 2017. This also represents an annualized dividend growth rate of 14.8% since our first dividend following our IPO in April 2011.

•
On April 20, 2017, we closed on a loan investment of up to approximately $31.5 million to acquire a 6.5 acre site located in San Jose, California that is currently zoned to provide for up to 551 multifamily units and approximately 37,000 square feet of commercial space.

•	On April 21, 2017 we closed on the acquisition of a 80,018 square foot grocery-anchored shopping center located in the Atlanta, Georgia, market.

•On April 26, 2017 we closed on the acquisition of a 242-unit multifamily community located in Louisville, Kentucky.

Real Estate Loan Investments

Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 15 and 60 basis points, depending on the loan.

	Purchase option window		Total units upon completion (1)	Total beds (student housing communities)
Project/Property	Begin	End

Multifamily communities:
Encore	1/8/2018	5/8/2018	340
Palisades	3/1/2018	7/31/2018	304
Fusion	1/1/2018	4/1/2018	280
Green Park	11/1/2017	2/28/2018	310
Summit Crossing III	8/1/2017	11/30/2017	172
Overture	1/1/2018	5/1/2018	180
Aldridge at Town Village	11/1/2017	2/28/2018	300
Bishop Street	10/1/2018	12/31/2018	232
Hidden River	9/1/2018	12/31/2018	300
CityPark II	5/1/2018	8/31/2018	200
Park 35 on Clairmont	S + 90 days (2)	S + 150 days (2)	271
Fort Myers	N/A (3)	N/A (3)	224
Wiregrass	S + 90 days (2)	S + 150 days (2)	392
360 Forsyth	N/A (3)	N/A (3)	356
			3,861
Student housing properties:
Haven West	N/A	N/A	160	568
Haven 12	9/1/2017	11/30/2017	152	536
Stadium Village	9/1/2017	11/30/2017	198	792
18 Nineteen	10/1/2017	12/31/2017	217	732
Haven South	10/1/2017	12/31/2017	250	840
Haven46	11/1/2018	1/31/2019	158	542
Haven Northgate	10/1/2018	12/31/2018	427	808
Lubbock II	11/1/2018	1/31/2019	140	556
Haven Charlotte	12/1/2019	2/28/2020	332	887
			2,034	6,261

New Market Properties:
Dawson Marketplace	12/16/2017	12/15/2018	N/A

			5,895

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(2) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% stabilized occupancy rate by the underlying property.
(3) The current land loans are anticipated to be converted to mezzanine loans with purchase option agreements. The units disclosed are projected per site plan.

Three Months Ended March 31, 2017 compared to 2016

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months ended March 31, 2017 versus 2016, as summarized in the tables below:

	Three months ended March 31,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$45,363,521	$28,255,599	$17,107,922	60.5%
Other property revenues	8,436,111	3,760,083	4,676,028	124.4%
Interest income on loans and notes receivable	7,947,811	6,942,159	1,005,652	14.5%
Interest income from related parties	4,813,892	2,777,940	2,035,952	73.3%
Total revenues	66,561,335	41,735,781	24,825,554	59.5%

Operating expenses:
Property operating and maintenance	6,538,639	4,021,362	2,517,277	62.6%
Property salary and benefits reimbursement to related party	3,028,350	2,363,463	664,887	28.1%
Property management fees to related parties	1,901,783	1,228,021	673,762	54.9%
Real estate taxes	7,903,801	5,173,441	2,730,360	52.8%
General and administrative	1,505,510	919,952	585,558	63.7%
Equity compensation to directors and executives	873,102	610,425	262,677	43.0%
Depreciation and amortization	24,826,189	15,346,726	9,479,463	61.8%
Acquisition and pursuit costs	9,002	2,763,585	(2,754,583)	(99.7)%
Asset management fees to related parties	4,512,514	2,766,086	1,746,428	63.1%
Insurance, professional fees and other expenses	1,291,404	1,306,981	(15,577)	(1.2)%
Total operating expenses	52,390,294	36,500,042	15,890,252	43.5%
Contingent asset management and general and administrative
expense fees	(175,082)	(269,601)	94,519	(35.1)%
Net operating expenses	52,215,212	36,230,441	15,984,771	44.1%

Operating income	14,346,123	5,505,340	8,840,783	160.6%
Interest expense	15,008,703	8,894,830	6,113,873	68.7%

Net loss before gain on sale of real estate	$(662,580)	$(3,389,490)	$2,726,910	—

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three months ended March 31, 2017, and 2016 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

		Three months ended March 31,		Change inc (dec)
New Market Properties, LLC		2017	2016	Amount	Percentage
Revenues:
Rental revenues	—	$9,782,335	$3,873,806	$5,908,529	152.5%
Other property revenues		3,223,018	1,159,834	2,063,184	177.9%
Interest income on loans and notes receivable		429,652	510,173	(80,521)	(15.8)%
Interest income from related parties		—	—	—	—
Total revenues		13,435,005	5,543,813	7,891,192	142.3%

Operating expenses:
Property operating and maintenance		1,321,321	500,287	821,034	164.1%
Property management fees		450,089	167,918	282,171	168.0%
Real estate taxes		1,964,114	597,185	1,366,929	228.9%
General and administrative		135,874	94,209	41,665	44.2%
Equity compensation to executive		104,155	19,577	84,578	432.0%
Depreciation and amortization		7,040,922	2,691,542	4,349,380	161.6%
Acquisition and pursuit costs		25,402	311,856	(286,454)	(91.9)%
Acquisition fees to related parties		—	110,880	(110,880)	(100.0)%
Asset management fees to related parties		1,014,718	404,139	610,579	151.1%
Insurance, professional fees and other		203,089	92,187	110,902	120.3%
Total operating expenses		12,259,684	4,989,780	7,269,904	145.7%
Contingent asset management and general and
administrative expense fees		(21,748)	(79,418)	57,670	(72.6)%
Net operating expenses		12,237,936	4,910,362	7,327,574	149.2%

Operating income		1,197,069	633,451	563,618	89.0%
Interest expense		3,330,253	1,327,198	2,003,055	150.9%

Net loss		$(2,133,184)	$(693,747)	$(1,439,437)	207.5%

Recent acquisitions

Our acquisitions of real estate assets during 2016 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month period ended March 31, 2017 versus 2016. We acquired the following real estate assets during 2016 and 2017:

Acquisition date	Multifamily communities	Location	Units

1/5/2016	Baldwin Park	Orlando, Florida	528
1/15/2016	Crosstown Walk	Tampa, Florida	342
2/1/2016	Overton Rise	Atlanta, Georgia	294
5/31/2016	525 Avalon Park	Orlando, Florida	487
6/1/2016	North by Northwest	Tallahassee, Florida	219
7/1/2016	City Vista	Pittsburgh, Pennsylvania	272
8/24/2016	Sorrel	Jacksonville, Florida	290
2/28/2017	Regents on University (1)	Tempe, Arizona	225
3/3/2017	Broadstone at Citrus Village	Tampa, Florida	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	312
3/31/2017	Founders Village	Williamsburg, Virginia	247
			3,512
(1) A 640-bed student housing community located adjacent to the campus of Arizona State University in Tempe, Arizona.

Acquisition date	Grocery anchored shopping centers (New Market Properties)	Market	Gross leasable area (square feet)

2/29/2016	Wade Green Village	Atlanta, Georgia	74,978
4/29/2016	Southeastern Six Portfolio	(1)	535,252
5/16/2016	The Market at Victory Village	Nashville, Tennessee	71,300
7/15/2016	Lakeland Plaza	Atlanta, Georgia	301,711
8/8/2016	Sunbelt Seven Portfolio	(2), (3)	650,360
10/18/16	Champions Village	Houston, Texas	383,093

			2,016,694

(1) Properties located in Greenville-Anderson, SC, Augusta, GA , Columbia, SC and Birmingham, AL markets.
(2) Properties located in Orlando, FL, Atlanta, GA, Raleigh, NC, San Antonio, TX and Miami-Fort Lauderdale, FL markets.
(3) Includes the purchase of an approximate 0.95 acre outparcel for $1.5 million on December 21, 2016.

Acquisition date	Office buildings	Market	Gross rentable square feet

8/29/2016	Brookwood Office	Birmingham, AL	169,489
11/4/2016	Galleria 75	Atlanta, GA	110,597
12/30/2016	Three Ravinia	Atlanta, GA	816,748

			1,096,834

Rental Revenues

Rental revenue increased due primarily to properties acquired during 2016, as shown in the following table:

	Three months ended March 31,
	2017 versus 2016
	Increase
Rental revenues	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$422,000	2.5%
Acquired during 2016	4,240,000	24.8%
Acquired during 2011-2015	219,000	1.3%
Properties sold	(2,057,000)	(12.0)%
Student housing properties	1,869,000	10.9%
Office buildings	6,506,000	38.0%
New Market Properties	5,909,000	34.5%

Total	$17,108,000	100.0%

Increases in occupancy rates and in percentages of leased space and rent growth are the primary drivers of increases in rental revenue from our owned properties. Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in other property revenues for the three-month period ended March 31, 2017 versus 2016 were similarly due to the acquisitions listed above.

Interest income from our real estate loan investments increased substantially for the three-month period ended March 31, 2017 versus 2016, primarily due to the addition of eight real estate loan investments and bridge loans since March 31,2016. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate loans and bridge loans increased to approximately $341.0 million at March 31, 2017 from $262.0 million at March 31, 2016.

We recorded interest income and other revenue from these instruments as represented in Note 4 to the Company's Consolidated Financial Statements.

Property operating and maintenance expense

Expenses to operate and maintain our properties rose primarily due to the incremental costs brought on by property acquisitions during 2016, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended March 31,
	2017 versus 2016
	Increase
Property operating and maintenance	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$98,000	3.9%
Acquired during 2016	587,000	23.3%
Acquired during 2011-2015	(28,000)	(1.1)%
Properties sold	(320,000)	(12.7)%
Student housing properties	338,000	13.4%
Office buildings	1,021,000	40.6%
New Market Properties	821,000	32.6%

Total	$2,517,000	100.0%

Property salary and benefits reimbursement to related party

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired during 2016, as shown in the following table.

	Three months ended March 31,
	2017 versus 2016
	Increase
Salary and Benefits Reimbursements	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$35,000	5.2%
Acquired during 2016	428,000	64.4%
Acquired during 2011-2015	10,000	1.5%
Properties sold	(201,000)	(30.2)%
Student housing properties	142,000	21.4%
Office buildings	251,000	37.7%

Total	$665,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. Property management fees for office buildings are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. The increases were primarily due to properties acquired during 2016, as shown in the following table:

	Three months ended March 31,
	2017 versus 2016
	increase
Property management fees	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$14,000	2.1%
Acquired during 2016	208,000	30.9%
Acquired during 2011-2015	17,000	2.5%
Properties sold	(74,000)	(11.0)%
Student housing properties	85,000	12.6%
Office buildings	142,000	21.1%
New Market Properties	282,000	41.8%

Total	$674,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired during 2016, as shown in the following table:

	Three months ended March 31,
	2017 versus 2016
	increase
Real estate taxes	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	65,000	2.4%
Acquired during 2016	750,000	27.5%
Acquired during 2011-2015	(238,000)	(8.7)%
Properties sold	(311,000)	(11.4)%
Student housing properties	253,000	9.3%
Office buildings	844,000	30.8%
New Market Properties	1,367,000	50.1%

Total	$2,730,000	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired during 2016, as shown in the following table:

	Three months ended March 31,
	2017 versus 2016
	increase
General and administrative expense	Amount (rounded to 000s):	Percent of increase

Taxes, licenses & fees	$115,000	19.6%
Multifamily communities:
Acquired during 2017	23,000	3.9%
Acquired during 2016	112,000	19.1%
Acquired during 2011-2015	104,000	17.7%
Properties sold	(70,000)	(11.9)%
Student housing properties	72,000	12.3%
Office buildings	188,000	32.1%
New Market Properties	42,000	7.2%

Total	$586,000	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards increased primarily due to expansions of Class B Unit awards in 2017, the details of which are presented in Note 8 to the Consolidated Financial Statements.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Depreciation and amortization expense by major acquisition category (rounded to 000s)
	Three months ended March 31,
Depreciation and amortization	2017	2016

Multifamily communities:
Acquired during 2017	$677,000	7.1%
Acquired during 2016	2,802,000	29.6%
Acquired during 2011-2015	(1,535,000)	(16.2)%
Properties sold	(932,000)	(9.8)%
Student housing properties	1,016,000	10.7%
Office buildings	3,102,000	32.7%
New Market Properties	4,349,000	45.9%

Total	$9,479,000	100.0%

Acquisition and pursuit costs and acquisition fees to related parties

The decrease in acquisition fees during the three-month period ended March 31, 2017 versus 2016 was due to the adoption of ASU 2017-01 on January 1, 2017, pursuant to which the Company began capitalizing and amortizing asset acquisition costs.

Asset management fees and general and administrative fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by office buildings, grocery-anchored shopping centers and multifamily communities acquired during 2016, as shown in the following tables:

	Three months ended March 31,
	2017 versus 2016
	increase
Revenues	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$462,000	1.9%
Acquired during 2016	4,743,000	19.0%
Acquired during 2011-2015	236,000	1.0%
Properties sold	(2,239,000)	(9.0)%
Student housing properties	1,936,000	7.8%
Office buildings	8,674,000	34.9%
New Market Properties	7,891,000	31.8%
Real estate loans, lines of credit and notes receivable	3,123,000	12.6%

Total	$24,826,000	100.0%

	Three months ended March 31,
	2017 versus 2016
	increase
Gross real estate and real estate loans	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$137,326,000	14.2%
Acquired during 2016	186,180,000	19.3%
Acquired during 2011-2015	3,406,000	0.4%
Properties sold	(87,678,000)	(9.1)%
Student housing properties	97,371,000	10.1%
Office buildings	234,623,000	24.3%
New Market Properties	315,944,000	32.7%
Real estate loans	77,952,000	8.1%

Total	$965,124,000	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Three months ended March 31,
	2017 versus 2016
	decrease
Insurance, professional fees, and other	Amount (rounded to 000s):	Percent of increase

Audit and tax fees	$(76,000)	475.0%
Insurance premiums	152,000	(950.0)%
Legal fees and other	(92,000)	575.0%

Total	$(16,000)	100.0%

Contingent asset management and general and administrative expense fees

The Manager may, in its discretion, defer some or all of the asset management, property management, or general and administrative expense fees for properties owned by us. Any contingent fees become due and payable to the extent that, in the event of any capital transaction, the net sale proceeds exceed the allocable capital contributions for the asset plus a 7% priority annual return on the asset. A cumulative total of approximately $3.5 million of combined asset management and general and administrative expense fees as of March 31, 2017 have been deferred by the Manager. We will recognize any contingent fees in future periods to the extent, if any, we determine that it is probable that the estimated net sale proceeds would exceed the hurdles listed above. As of March 31, 2017, there was insufficient evidence to support recognition of these contingent fees; therefore, we have not recognized any expense for the amounts deferred.

Interest expense

The increases consisted of:

	Three months ended March 31,
	2017 versus 2016
	increase (decrease)
Interest expense	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$56,000	1.0%
Acquired during 2016	1,568,000	25.6%
Acquired during 2011-2015	(10,000)	(0.2)%
Properties sold	(577,000)	(9.4)%
Office buildings	1,677,000	27.4%
Student housing properties	477,000	7.8%
New Market Properties	2,003,000	32.8%
Line of Credit and Term note	920,000	15.0%

	$6,114,000	100.0%

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

Core Funds From Operations Attributable to Common Stockholders and Unitholders (“Core FFO”)

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, the Company incurs substantial costs related to property acquisitions, which, prior to 2017, were required to be recognized as expenses when they were incurred. The Company added back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions and beginning January 1, 2016, amortization of loan coordination fees to FFO in its calculation of Core FFO since such costs are not representative of our operating results. The Company also adds back any costs incurred related to the extension of our management agreement with our Manager, realized losses on debt extinguishment and any non-cash dividends in this calculation. Core FFO figures reported by us may not be comparable to those Core FFO figures reported by other companies.

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
• accrued interest income received;

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

Reconciliation of FFO, Core FFO, and AFFO
to Net Income (Loss) Attributable to Common Stockholders (A)

		Three months ended March 31,
		2017	2016

Net income (loss) attributable to common stockholders (See note 1)		$14,674,662	$(11,184,115)

Less:	Income (loss) attributable to non-controlling interests (See note 2)	999,066	(88,561)
	Gain on sale of real estate	(30,724,060)	—
Add:	Depreciation of real estate assets	18,131,536	11,083,625
	Amortization of acquired real estate intangible assets and deferred leasing costs	6,531,960	4,138,750

FFO		9,613,164	3,949,699

Add:	Acquisition and pursuit costs	9,002	2,763,585
	Loan cost amortization on acquisition term note (See note 3)	26,938	79,833
	Amortization of loan coordination fees paid to the Manager (See note 4)	355,550	107,844
	Costs incurred from extension of management agreement with advisor (See note 5)	—	111,613

Core FFO		10,004,654	7,012,574

Add:	Non-cash equity compensation to directors and executives	873,102	610,425
	Amortization of loan closing costs (See note 6)	797,698	503,530
	Depreciation/amortization of non-real estate assets	162,693	124,351
	Net loan fees received (See note 7)	—	701,369
	Accrued interest income received (See note 8)	2,524,032	4,208,906
Less:	Non-cash loan interest income (See note 7)	(4,298,502)	(3,238,910)
	Cash paid for loan closing costs	—	(4,234)
	Amortization of acquired real estate intangible liabilities (See note 9)	(1,816,630)	(494,232)
	Normally recurring capital expenditures and leasing costs (See note 10)	(845,915)	(487,912)

AFFO		$7,401,132	$8,935,867

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$5,970,658	$4,435,489
	Distributions to Unitholders (See note 2)	198,742	117,395
	Total	$6,169,400	$4,552,884

Common Stock dividends and Unitholder distributions per share		$0.22	$0.1925

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.35	$0.17
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.36	$0.30
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.27	$0.38

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	26,936,266	22,983,741
	Common Stock	925,976	616,632
	Class A Units	27,862,242	23,600,373
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	28,785,670	24,192,250

Actual shares of Common Stock outstanding, including 7,749 and 7,536 unvested shares
of restricted Common Stock at March 31, 2017 and 2016, respectively		27,193,122	23,070,562
Actual Class A Units outstanding		903,371	886,520
	Total	28,096,493	23,957,082
(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 3.32% weighted average non-controlling interest in the Operating Partnership for the three-month period ended March 31, 2017.

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

Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month period ended March 31, 2017 include activity for the three multifamily communities and one student housing property acquired during the first quarter 2017 only from their respective dates of acquisition. In addition, the first quarter 2017 period includes a full quarter of activity for the three multifamily communities, 16 grocery-anchored shopping centers, one student housing property and three office buildings acquired during the last three quarters of 2016. Rental and other property revenues and expenses for the three-month period ended March 31, 2016 include activity for the three multifamily communities and one grocery-anchored shopping center only from their respective dates of acquisition during the first quarter 2016.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 903,371 Class A Units as of March 31, 2017. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 3.32% and 2.61% for the three-month periods ended March 31, 2017 and 2016, respectively.

3)
We incurred loan closing costs for the acquisition of the Village at Baldwin Park multifamily community during the first quarter 2016 on our $35 million acquisition term loan facility, or 2016 Term Loan, and on our $11 million term note. These costs were deferred and are being amortized over the lives of the two instruments. The amortization expense of these deferred costs is an additive adjustment in the calculation of Core FFO.

4)
We pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. Loan coordination fees were introduced to replace acquisition fees and to more accurately reflect the administrative effort involved in arranging debt financing for acquired properties. The portion of the loan coordination fees attributable to the financing are amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of Core FFO. At March 31, 2017, aggregate unamortized loan costs were approximately $10.3 million, which will be amortized over a weighted average remaining loan life of approximately 9.5 years.

5)
We incurred legal costs pertaining to the extension of our management agreement with our Manager. The three-year extension was effective as of June 3, 2016. Such costs are an additive adjustment to FFO in our calculation of Core FFO.

6)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our $150 million syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to Core FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At March 31, 2017, aggregate unamortized loan costs were approximately $25.7 million, which will be amortized over a weighted average remaining loan life of approximately 7.9 years.

7)
We receive loan fees in conjunction with the origination of certain investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received in excess of amortization income, after the payment of acquisition fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the non-cash income recognized under the effective interest method is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold to a third party. This non-cash income is deducted from Core FFO in the calculation of AFFO.

8)
The Company records deferred interest revenue on certain of its real estate loans. These adjustments reflect the receipt during the periods presented of interest income which was earned and accrued prior to those periods presented on various real estate loans.

9)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets. At March 31, 2017, the balance of unamortized below-market lease intangibles was approximately $28.7 million, which will be recognized over a weighted average remaining lease period of approximately 9.3 years.

10)
We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $1,853,419 and $1,593,847 for the three-month periods ended March 31, 2017 and 2016, respectively. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers.

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

We have a credit facility, or Credit Facility, with Key Bank National Association, or Key Bank, which defines a syndicated revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of Key Bank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $150.0 million pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. At March 31, 2017, we had a balance owed of $97.0 million under the Credit Facility. Interest expense on the Credit Facility was approximately $1.3 million (excluding deferred loan cost amortization of approximately $0.2 million) and the weighted average interest rate was 4.17% for the three-month period ended March 31, 2017.
On May 26, 2016, the Company entered into a $11.0 million interim term loan with Key Bank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date is May 25, 2017.

Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement, contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2017, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results are presented in Note 9 to the Consolidated Financial Statements.

On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with Key Bank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities and student housing communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility may be increased at our request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein.

Our net cash provided by operating activities for the three-month periods ended March 31, 2017 and 2016 was approximately $18.3 million and $13.4 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the real estate assets acquired subsequent to March 31, 2016 and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes.

The majority of our revenue is derived from residents and tenants under existing leases at our multifamily communities and retail shopping centers. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities, student housing properties, grocery-anchored shopping centers and office buildings in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these multifamily communities and retail projects; and (5) the ability of our residents and tenants to make their rental payments. We believe we are well positioned to take advantage of the recent improvements in real estate fundamentals, such as higher occupancy rates, positive new and renewal rates over expiring leases, a declining home ownership rate and a decline in turnover, which we believe are all positive developments in the real estate industry.

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

Our net cash used in investing activities was approximately $69.5 million and $253.0 million for the three-month periods ended March 31, 2017 and 2016, respectively. Disbursements for property acquisitions were approximately $220.9 million during the first quarter 2016 and approximately $138.5 million during the first quarter 2017. Proceeds from our sale of Ashford Park and Sandstone Creek totaled approximately $77.8 million. Disbursements for real estate loans, net of repayments, were approximately $29.3 million during the first quarter 2016 and approximately $6.4 million during the first quarter 2017.

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

For the three-month period ended March 31, 2017, our capital expenditures, not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily communities:
Summit Crossing	—	—	—	27,066	27,066
Stone Rise	—	—	—	11,043	11,043
Ashford Park	—	19,800	19,800	11,208	31,008
McNeil Ranch	—	3,245	3,245	13,708	16,953
Lake Cameron	—	35,000	35,000	50,414	85,414
Stoneridge Farms at the Hunt Club	—	9,408	9,408	41,173	50,581
Vineyards	—	3,798	3,798	45,140	48,938
Enclave	—	14,983	14,983	49,385	64,368
Sandstone	—	—	—	5,938	5,938
Cypress	—	9,643	9,643	25,570	35,213
Northpointe	—	6,383	6,383	30,693	37,076
Lakewood Ranch	—	—	—	8,395	8,395
Aster at Lely	—	—	—	12,404	12,404
CityPark View	—	22,099	22,099	2,094	24,193
Avenues at Creekside	—	—	—	32,470	32,470
Citilakes	—	1,599	1,599	24,704	26,303
Stone Creek	—	—	—	20,119	20,119
Lenox Portfolio	175,974	20,818	196,792	29,211	226,003
Village at Baldwin Park	552,980	—	552,980	33,911	586,891
Crosstown Walk	—	26,757	26,757	8,436	35,193
Overton Rise	10,568	10,000	20,568	13,621	34,189
525 Avalon Park	—	—	—	58,152	58,152
City Vista	—	9,634	9,634	2,645	12,279
Sorrel	229,543	—	229,543	5,543	235,086
Citrus Village	18,152	—	18,152	4,415	22,567
Retreat at Greystone	10,500	—	10,500	—	10,500

	997,717	193,167	1,190,884	567,458	1,758,342

Grocery-anchored shopping centers:
Woodstock Crossing	—	2,625	2,625	—	2,625
Parkway Town Centre	—	13,812	13,812	—	13,812
Spring Hill Plaza	—	—	—	17,522	17,522
Deltona Landings	—	9,358	9,358	—	9,358
Sweetgrass Corner	—	—	—	116,942	116,942
Salem Cove	—	—	—	16,687	16,687
Independence Square	—	1,295	1,295	5,144	6,439
Summit Point	—	3,346	3,346	—	3,346
The Overlook at Hamilton Place	—	—	—	5,700	5,700
Wade Green Village	—	3,645	3,645	9,487	13,132
Anderson Central	—	1,880	1,880	1,626	3,506
East Gate Shopping Center	—	4,190	4,190	—	4,190
Fairview Market	—	9,290	9,290	7,041	16,331
Fury's Ferry	—	43,420	43,420	19,466	62,886
Rosewood Shopping Center	—	—	—	1,990	1,990
The Market at Victory Village	—	—	—	2,800	2,800
Lakeland Plaza	—	21,309	21,309	28,364	49,673
Cherokee Plaza	—	16,270	16,270	14,327	30,597
Oak Park Village	—	1,937	1,937	—	1,937
Sandy Plains Exchange	—	2,115	2,115	—	2,115
University Palms	—	—	—	2,076	2,076
Shoppes of Parkland	—	49,070	49,070	6,763	55,833
Champions Village	—	170,017	170,017	—	170,017

	—	353,579	353,579	255,935	609,514

Student Housing:
North by Northwest	308,956	—	308,956	21,490	330,446
Regents on University	—	—	—	1,032	1,032

Total	$1,306,673	$546,746	$1,853,419	$845,915	$2,699,334

For the three-month period ended March 31, 2016, our capital expenditures not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily communities:
Summit Crossing	$—	$46,736	$46,736	$31,021	$77,757
Trail Creek	—	10,110	10,110	23,587	33,697
Stone Rise	—	37,987	37,987	9,404	47,391
Ashford Park	—	1,258	1,258	33,127	34,385
McNeil Ranch	—	7,000	7,000	13,001	20,001
Lake Cameron	—	72,133	72,133	19,174	91,307
Stoneridge Farms at the Hunt Club	75,104	10,322	85,426	33,567	118,993
Vineyards	45,222	12,735	57,957	31,277	89,234
Enclave	159,576	5,069	164,645	27,182	191,827
Sandstone	89,857	2,677	92,534	36,142	128,676
Cypress	77,666		77,666	9,056	86,722
Northpointe	25,121	2,000	27,121	6,087	33,208
Lakewood Ranch	94,869	2,881	97,750	5,822	103,572
Aster at Lely	—	3,000	3,000	14,965	17,965
CityPark View	—	—	—	2,754	2,754
Avenues at Creekside	15,000	—	15,000	36,904	51,904
Citilakes	23,120	—	23,120	10,447	33,567
Stone Creek	51,570	—	51,570	15,411	66,981
Lenox Portfolio	21,200	—	21,200	26,888	48,088
Village at Baldwin	24,751	—	24,751	33,665	58,416
Crosstown Walk	—	—	—	4,331	4,331
Overton Rise	—	—	—	1,745	1,745

	703,056	213,908	916,964	425,557	1,342,521
Grocery-anchored shopping centers:
Woodstock	—	6,250	6,250	185	6,435
Parkway Town Centre	—	—	—	9,385	9,385
Barclay Crossing	198,123	—	198,123	—	198,123
Deltona Landings	—	—	—	1,963	1,963
Kingwood Glen	—	4,689	4,689	—	4,689
Parkway Centre	—	25,032	25,032	31,183	56,215
Powder Springs	—	—	—	3,600	3,600
Salem Cove	—	—	—	4,574	4,574
Independence Square	437,539	—	437,539	7,227	444,766
Royal Lakes	—	—	—	4,238	4,238
Summit Point	—	5,250	5,250	—	5,250

	635,662	41,221	676,883	62,355	739,238

Total	$1,338,718	$255,129	$1,593,847	$487,912	$2,081,759

Net cash provided by financing activities was approximately $52.3 million and $241.8 million for the three-month periods ended March 31, 2017, and 2016, respectively. During the 2017 period, our significant financing cash sources were approximately $104.3 million of net proceeds from the mortgage financing transactions and approximately $69.0 million of net proceeds from our offerings of our Series A Redeemable Preferred Stock. During the 2016 period, our significant financing cash sources were approximately $151.6 million of net proceeds from the mortgage financing transactions and approximately $90.1 million of net proceeds from our Follow-On Series A Offering.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends, as well as monthly dividends to holders of our Series A Redeemable Preferred Stock and our mShares, through net cash generated from operating results.

Our board of directors reviews the Series A Redeemable Preferred Stock and our mShares dividends monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Series A Redeemable Preferred Stock and our mShares dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Redeemable Preferred Stock and our mShares dividend payments to increase at a rate that approximates the rate at which we issue new Units from our $1.5 Billion Unit Offering.

Our first quarter 2017 Common Stock dividend declaration of $0.22 per share represented an overall increase of 76.0% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 13.3% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three-month period ended March 31, 2017, our aggregate dividends and distributions paid totaled approximately $20.6 million. Our cash flows from operating activities were not sufficient to fund our cash dividend distributions for the quarter due to significant straight-line rent adjustments and accrued interest revenues. Straight-line rent adjustments inherently create timing differences between revenue recognition and cash collection. Similarly, accrued interest revenues are recorded our real estate loan investments, but cash is typically not collected until the loan matures or the property is sold. We expect our cash flow from operations over time to be sufficient to fund both our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

On October 11, 2013, the SEC declared effective our registration statement on Form S-3 (File No. 333-183355) for our offering of up to 900,000 Units, with each Unit consisting of one share of our Series A Redeemable Preferred Stock, stated value $1,000 per share and one Warrant to purchase 20 shares of our Common Stock to be offered from time to time on a “reasonable best efforts” basis. This offering is referred to as the Follow-On Series A Offering. We commenced sales for the Follow-On Series A Offering on January 1, 2014. As of February 14, 2017, we had issued all 900,000 Units from and terminated our Follow-On Series A Offering.

On February 14, 2017, the SEC declared effective out registration statement on Form S-3 (Registration No. 333-211924) for our offering for up to 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock, referred to as our $1.5 Billion Unit Offering. The price per Unit is $1,000, subject to adjustment if a participating broker-dealer reduces its commission. We intend to invest substantially all the net proceeds of the $1.5 Billion Unit Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

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

On December 2, 2016, the SEC declared effective our registration statement on Form S-3 (Registration No. 333-214531), for our offering of up to 500,000 shares of Series M Redeemable Preferred Stock, or mShares, par value $0.01 per share, or the mShares Offering. The price per mShare is $1,000.  We intend to invest substantially all the net proceeds of the mShares Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

On July 18, 2016, the Company filed a prospectus for its registration statement on Form S-3 (Registration No. 333-211178) to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through JonesTrading Institutional Services LLC, FBR Capital Markets & Co, and Canaccord Genuity Inc, as its sales agents. The Company intends to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Credit Facility and (b) for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. Through March 31, 2017, we issued and sold approximately 14,000 shares of our Common Stock for gross proceeds of approximately $0.2 million.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of March 31, 2017, our outstanding debt (both secured and unsecured) was approximately 55.0% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at March 31, 2017. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of March 31, 2017, we had long term mortgage indebtedness of approximately $1.4 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of March 31, 2017, we had approximately $13.4 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had 864,333 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2017, a total of 131,108 Warrants had been exercised into 2,622,160 shares of Common stock and a remaining 449,980 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 8,999,600 shares of Common Stock. The remainder of the Warrants outstanding at March 31, 2017 become potentially exercisable between April 15, 2017 and March 30, 2018 and have exercise prices that range between $14.41 and $19.50 per share. If all the Warrants outstanding at March 31, 2017 became exercisable and were exercised, gross proceeds to us would be approximately $252.9 million and we would as a result issue an additional 17,286,660 shares of Common Stock.

Contractual Obligations

As of March 31, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 0.98% at March 31, 2017, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$357,637,542	$50,625,179	$93,606,091	$68,712,464	$144,693,809
Principal	1,395,287,426	19,358,239	413,393,465	227,437,430	735,098,291
Line of Credit:
Interest	166,485	166,485	—	—	—
Principal	97,000,000	97,000,000	—	—	—
Term note:
Interest	—	—	—	—	—
Principal	11,000,000	11,000,000	—	—	—
Total	$1,861,091,453	$178,149,903	$506,999,556	$296,149,894	$879,792,100

In addition, we had unfunded real estate loan balances totaling approximately $59.8 million at March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of March 31, 2017, we have variable rate mortgages on our Avenues at Creekside, Citi Lakes, Royal Lakes Marketplace, Baldwin Park, Avalon Park, Cherokee Plaza, Champions Village, Regents on University and Retreat at Greystone properties with a principal amount of approximately $362.7 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. The Royal Lakes Marketplace, Cherokee Plaza and Champions Village mortgages of $9.8 million, $25.8 million and $27.4 million, respectively, are uncapped. Our Revolving Line of Credit accrued interest at a spread of 3.25% over LIBOR as of March 31, 2017; this combined rate is uncapped. In addition, we partially financed the acquisitions of the Retreat at Greystone multifamily community in the amount of $35.2 million at LIBOR plus 175 basis points and the Regents on University student housing property in the amount of $37.5 million at LIBOR plus 220 basis points under our Acquisition Credit Facility. We intend to refinance the Regents on University and Retreat at Greystone properties with permanent fixed-rate mortgage financing during 2017. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2017, would increase by approximately $3.5 million on an annualized basis, or decrease by approximately $3.3 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 0.98% at March 31, 2017, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2017, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor our subsidiaries nor, to our knowledge, our Manager is currently subject to any legal proceedings that we or our Manager consider to be material. To our knowledge, none of our communities are currently subject to any legal proceeding that we consider material.

Item 1A.	Risk Factors

There have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2016 that was filed with the SEC on March 1, 2017.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 8, 2017	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: May 8, 2017	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

Index to Exhibits

EXHIBIT INDEX
Exhibit Number		Description
4.1	(1)	Warrant Agreement, dated February 23, 2017 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A.
10.1	(2)
First Amendment to the Sixth Amended and Restated Agreement of Limited Partnership of Preferred Apartment Communities Operating Partnership, L.P. entered into as of January 25, 2017 by Preferred Apartment Communities, Inc., as general partner.

10.2	(3)	Credit Agreement dated as of February 28, 2017 among Preferred Apartment Communities, Inc., PCC Tempe, LLC and KeyBank National Association.
10.3	(4)	Form of Credit Agreement among Preferred Apartment Communities, Inc., Borrower and Federal Home Loan Mortgage Corporation
10.5	(5)	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (1-Year)
10.6	(5)	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (3-Year)
12.1	*	Statements Re Computations of Ratios

31.1	*	Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Consolidated balance sheets at March 31, 2017 and December 31, 2016, (ii) consolidated statements of operations for the three months ended March 31, 2017 and 2016, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed herewith
	(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 24, 2017
	(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 26, 2017
	(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 6, 2017
	(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2017
	(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 9, 2017