Form 10-Q
period 2017-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2017-08-07
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of July 27, 2017 was 32,668,731.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
Assets

Real estate
Land	$311,350,832	$299,547,501
Building and improvements	1,621,575,150	1,513,293,760
Tenant improvements	33,544,458	23,642,361
Furniture, fixtures, and equipment	149,377,900	126,357,742
Construction in progress	13,045,259	2,645,634
Gross real estate	2,128,893,599	1,965,486,998
Less: accumulated depreciation	(127,310,989)	(103,814,894)
Net real estate	2,001,582,610	1,861,672,104
Real estate loans, net of deferred fee income	234,031,624	201,855,604
Real estate loans to related parties, net	159,357,590	130,905,464
Total real estate and real estate loans, net	2,394,971,824	2,194,433,172

Cash and cash equivalents	13,055,897	12,321,787
Restricted cash	47,905,398	55,392,984
Notes receivable	17,296,399	15,499,699
Note receivable and revolving line of credit from related party	22,620,235	22,115,976
Accrued interest receivable on real estate loans	24,871,043	21,894,549
Acquired intangible assets, net of amortization of $56,616,712 and $46,396,254	81,455,656	79,156,400
Deferred loan costs on Revolving Line of Credit, net of amortization of $776,614 and $422,873	1,736,201	1,768,779
Deferred offering costs	5,351,680	2,677,023
Tenant lease inducements, net of amortization of $107,375 and $14,904	7,408,163	261,492
Tenant receivables (net of allowance of $559,873 and $663,912) and other assets	22,860,026	15,310,741

Total assets	$2,639,532,522	$2,420,832,602

Liabilities and equity

Liabilities
Mortgage notes payable, net of deferred loan costs of $24,759,432 and $22,007,641	$1,400,670,042	$1,305,870,471
Revolving line of credit	38,500,000	127,500,000
Term note payable, net of deferred loan costs of $5,590 and $40,095	10,994,410	10,959,905
Real estate loan participation obligation	18,598,928	20,761,819
Deferred revenues	16,029,840	—
Accounts payable and accrued expenses	25,525,913	20,814,910
Accrued interest payable	3,443,723	3,541,640
Dividends and partnership distributions payable	12,731,472	10,159,629
Acquired below market lease intangibles, net of amortization of $5,729,048 and $3,771,393	29,065,548	29,774,033
Security deposits and other liabilities	6,571,096	6,189,033
Total liabilities	1,562,130,972	1,535,571,440

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050,000 shares authorized; 1,064,054 and 924,855 shares issued; 1,043,551 and 914,422
shares outstanding at June 30, 2017 and December 31, 2016, respectively	10,436	9,144
Series M Redeemable Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 7,850 and 0 shares issued and outstanding
at June 30, 2017 and December 31, 2016, respectively	79	—
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
32,420,391 and 26,498,192 shares issued and outstanding at
June 30, 2017 and December 31, 2016, respectively	324,204	264,982
Additional paid in capital	1,065,382,200	906,737,470
Accumulated earnings (deficit)	9,038,150	(23,231,643)
Total stockholders' equity	1,074,755,069	883,779,953
Non-controlling interest	2,646,481	1,481,209
Total equity	1,077,401,550	885,261,162

Total liabilities and equity	$2,639,532,522	$2,420,832,602

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$48,241,306	$30,966,738	$93,604,827	$59,222,337
Other property revenues	8,821,245	4,308,360	17,257,356	8,068,443
Interest income on loans and notes receivable	8,490,327	6,847,724	16,438,138	13,789,883
Interest income from related parties	5,338,035	3,731,122	10,151,927	6,509,062
Total revenues	70,890,913	45,853,944	137,452,248	87,589,725

Operating expenses:
Property operating and maintenance	7,198,159	4,356,923	13,736,798	8,378,285
Property salary and benefits reimbursement to related party	3,218,870	2,516,605	6,247,220	4,880,068
Property management fees (including $1,571,448, $1,140,603,
$3,005,919, and $2,211,691 to related parties)	2,060,774	1,356,409	3,962,557	2,584,430
Real estate taxes	7,680,277	5,494,608	15,584,078	10,668,049
General and administrative	1,653,999	1,191,520	3,159,509	2,111,472
Equity compensation to directors and executives	871,153	618,867	1,744,255	1,229,292
Depreciation and amortization	28,457,001	17,969,975	53,283,190	33,316,701
Acquisition and pursuit costs (including $0, $313,398,
$0 and $491,409 to related party)	5,000	2,764,742	14,002	5,528,327
Asset management fees to related party	4,864,397	2,958,991	9,376,911	5,725,077
Insurance, professional fees and other expenses	1,376,545	1,571,514	2,667,949	2,878,495
Total operating expenses	57,386,175	40,800,154	109,776,469	77,300,196

Contingent asset management and general and administrative expense fees	(170,838)	(451,684)	(345,920)	(721,285)

Net operating expenses	57,215,337	40,348,470	109,430,549	76,578,911

Operating income	13,675,576	5,505,474	28,021,699	11,010,814
Interest expense	16,397,895	9,559,501	31,406,598	18,454,331
Loss on extinguishment of debt	888,428	—	888,428	—

Net (loss) before gain on sale of real estate	(3,610,747)	(4,054,027)	(4,273,327)	(7,443,517)
Gain on sale of real estate, net of disposition expenses	6,914,949	4,271,506	37,639,009	4,271,506
Net income (loss)	3,304,202	217,479	33,365,682	(3,172,011)

Consolidated net (income) loss attributable to non-controlling interests	(96,823)	(7,961)	(1,095,889)	80,600

Net income (loss) attributable to the Company	3,207,379	209,518	32,269,793	(3,091,411)

Dividends declared to Series A preferred stockholders	(15,235,138)	(9,444,282)	(29,621,185)	(17,326,017)
Earnings attributable to unvested restricted stock	(5,736)	(4,824)	(7,441)	(6,275)

Net (loss) income attributable to common stockholders	$(12,033,495)	$(9,239,588)	$2,641,167	$(20,423,703)

Net (loss) income per share of Common Stock available
to common stockholders, basic and diluted	$(0.40)	$(0.40)	$0.09	$(0.88)

Dividends per share declared on Common Stock	$0.235	$0.2025	$0.455	$0.395

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	29,893,736	23,325,663	28,423,171	23,154,702

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the six-month periods ended June 30, 2017 and 2016
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2016	$4,830	$227,616	$536,450,877	$(13,698,520)	$522,984,803	$2,468,987	$525,453,790
Issuance of Units	2,026	—	202,456,260	—	202,458,286	—	202,458,286
Redemptions of Series A Preferred Stock	(21)	—	(1,854,531)	—	(1,854,552)	—	(1,854,552)
Exercises of Warrants	—	8,155	8,387,549	—	8,395,704	—	8,395,704
Syndication and offering costs	—	—	(23,857,575)	—	(23,857,575)	—	(23,857,575)
Equity compensation to executives and directors	—	44	231,956	—	232,000	—	232,000
Vesting of restricted stock	—	151	(151)	—	—	—	—
Conversion of Class A Units to Common Stock	—	956	647,642	—	648,598	(648,598)	—
Current period amortization of Class B Units	—	—	—	—	—	1,024,298	1,024,298
Net loss	—	—	—	(3,091,411)	(3,091,411)	(80,600)	(3,172,011)
Class A Units issued for property acquisition	—	—	—	—	—	5,072,659	5,072,659
Reallocation adjustment to non-controlling interests	—	—	6,435,718	—	6,435,718	(6,435,718)	—
Distributions to non-controlling interests	—	—	—	—	—	(296,844)	(296,844)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(17,326,017)	—	(17,326,017)	—	(17,326,017)
Dividends to common stockholders ($0.395 per share)	—	—	(9,208,076)	—	(9,208,076)	—	(9,208,076)
Balance at June 30, 2016	$6,835	$236,922	$702,363,652	$(16,789,931)	$685,817,478	$1,104,184	$686,921,662

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the six-month periods ended June 30, 2017 and 2016
(Unaudited)

	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings(Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9,144	$264,982	$906,737,470	$(23,231,643)	$883,779,953	$1,481,209	$885,261,162
Issuance of Units	1,471	—	146,845,540	—	146,847,011	—	146,847,011
Redemptions of Series A Preferred Stock	(100)	3,578	(3,912,002)	—	(3,908,524)	—	(3,908,524)
Issuance of Common Stock	—	38,955	58,345,263	—	58,384,218	—	58,384,218
Exercises of warrants	—	14,620	17,676,806	—	17,691,426	—	17,691,426
Syndication and offering costs	—	—	(18,299,399)	—	(18,299,399)	—	(18,299,399)
Equity compensation to executives and directors	—	—	246,535	—	246,535	—	246,535
Vesting of restricted stock	—	155	(155)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,914	1,676,579	—	1,678,493	(1,678,493)	—
Current period amortization of Class B Units	—	—	—	—	—	1,497,720	1,497,720
Net income	—	—	—	32,269,793	32,269,793	1,095,889	33,365,682
Reallocation adjustment to non-controlling interests	—	—	(660,678)	—	(660,678)	660,678	—
Distributions to non-controlling interests	—	—	—	—	—	(410,522)	(410,522)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(29,674,234)	—	(29,674,234)	—	(29,674,234)
Dividends to mShares preferred stockholders	—	—	(89,491)	—	(89,491)	—	(89,491)
Dividends to common stockholders ($0.455 per share)	—	—	(13,510,034)	—	(13,510,034)	—	(13,510,034)
Balance at June 30, 2017	$10,515	$324,204	$1,065,382,200	$9,038,150	$1,074,755,069	$2,646,481	$1,077,401,550

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$33,365,682	$(3,172,011)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	39,063,687	23,973,536
Amortization expense	14,219,503	9,343,165
Amortization of above and below market leases	(1,561,873)	(593,455)
Deferred revenues and fee income amortization	(804,532)	(492,490)
Lease incentive cost amortization	92,471	—
Deferred loan cost amortization	2,649,602	1,393,318
(Increase) decrease in accrued interest income on real estate loans	(2,976,494)	543,167
Equity compensation to executives and directors	1,744,255	1,256,296
Other	189,400	(1,067)
Gain on sale of real estate	(37,639,009)	(4,271,506)
Loss on extinguishment of debt	888,428	—
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables and other assets	(3,619,041)	433,419
(Increase) in tenant lease incentives	(7,239,142)	—
Increase in accounts payable and accrued expenses	4,136,539	3,374,618
Decrease (increase) in accrued interest payable	(159,833)	1,072,770
Net cash provided by operating activities	42,349,643	32,859,760

Investing activities:
Investments in real estate loans	(70,319,643)	(75,603,964)
Repayments of real estate loans	9,866,000	27,695,229
Notes receivable issued	(3,728,561)	(8,051,980)
Notes receivable repaid	1,967,124	9,615,213
Note receivable issued to and draws on line of credit by related party	(14,978,535)	(18,653,990)
Repayments of line of credit by related party	14,254,008	13,842,681
Origination fees received on real estate loans	834,888	2,249,137
Origination fees paid on real estate loans	(417,444)	(1,124,226)
Acquisition of properties	(191,992,655)	(404,186,508)
Disposition of properties, net	118,241,692	10,606,386
Additions to real estate assets - improvements	(7,763,257)	(3,990,551)
Deposits paid on acquisitions	(919,534)	(11,194,950)
Decrease (increase) in restricted cash	7,108,164	(4,291,485)
Net cash used in investing activities	(137,847,753)	(463,089,008)

Financing activities:
Proceeds from mortgage notes payable	156,280,000	249,840,000
Repayments mortgage notes payable	(116,052,865)	(4,692,524)
Payments for deposits and other mortgage loan costs	(6,038,969)	(9,616,676)
Payments for mortgage prepayment costs	(817,313)	—
Proceeds from real estate loan participants	165,840	135,398
Payments to real estate loan participants	(2,466,500)	—
Proceeds from lines of credit	97,000,000	195,500,000
Payments on lines of credit	(186,000,000)	(201,500,000)
Proceeds from Term Loan	—	46,000,000
Repayment of the Term Loan	—	(5,000,000)
Proceeds from sales of Units, net of offering costs and redemptions	128,699,644	180,446,649
Proceeds from sales of Common Stock	56,115,635	—
Proceeds from exercises of warrants	14,900,868	9,380,346
Common Stock dividends paid	(11,711,273)	(8,750,488)
Series A Preferred Stock dividends paid	(28,990,642)	(16,284,348)
Distributions to non-controlling interests	(393,699)	(170,630)
Payments for deferred offering costs	(4,458,506)	(1,780,973)
Net cash provided by financing activities	96,232,220	433,506,754

Net increase in cash and cash equivalents	734,110	3,277,506
Cash and cash equivalents, beginning of period	12,321,787	2,439,605
Cash and cash equivalents, end of period	$13,055,897	$5,717,111

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
	Six months ended June 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$28,811,760	$16,231,180

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$2,131,921	$1,369,091
Writeoff of fully depreciated or amortized assets and liabilities	$386,825	$1,124,625
Lessee-funded tenant improvements, capitalized as landlord assets	$16,199,730	$—
Dividends payable - Common Stock	$7,539,376	$4,772,587
Dividends payable - Series A Preferred Stock	$5,145,030	$3,320,938
Dividends payable - mShares Preferred Stock	$47,066	$—
Dividends declared but not yet due and payable	$11,820	$—
Partnership distributions payable to non-controlling interests	$211,781	$179,449
Accrued and payable deferred offering costs	$431,470	$1,172,932
Offering cost reimbursement to related party	$220,268	$222,206
Reclass of offering costs from deferred asset to equity	$1,751,975	$3,699,985
Extinguishment of land loan for property	$—	$6,250,000
Proceeds of like-kind exchange funds for dispositions	$31,288,252	$—
Use of like-kind exchange funds for acquisitions	$31,288,252	$—
Fair value issuances of equity compensation	$4,088,499	$3,134,281
Mortgage loans assumed on acquisitions	$57,324,227	$—
Noncash repayment of mortgages through refinance	$65,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

As of June 30, 2017, the Company had 32,420,391 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 97.3% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 901,195 at June 30, 2017 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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

2.	Summary of Significant Accounting Policies

Acquisitions and Impairments of Real Estate Assets
When the Company acquires property, it allocates the aggregate purchase price to tangible assets, consisting of land, building, site improvements and furniture, fixtures and equipment, and identifiable intangible assets, consisting of the value of in- place leases

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

and above-market and below-market leases as described further below, using estimated fair values of each component at the time of purchase. The Company follows the guidance as outlined in ASC 805-10, Business Combinations, as amended by ASU-2017-01.
Tangible assets
The fair values of land acquired is calculated under the highest and best use model, using formal appraisals and comparable land sales, among other inputs. Building value is determined by valuing the property on a “go-dark” basis as if it were vacant, and also using a replacement cost approach, which two results are then reconciled. Site improvements are valued using replacement cost. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. The values of furniture, fixtures, and equipment are estimated by calculating their replacement cost and reducing that value by factors based upon estimates of their remaining useful lives.
Identifiable intangible assets
In-place leases
Multifamily communities and student housing properties
The fair value of in-place leases are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 93% occupancy) based on historical observed move-in rates for each property, and which approximate market rates. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases.
Grocery-anchored shopping centers and office buildings
The fair value of in-place leases represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized to expense over the remaining term of the respective leases.
Above-market and below-market lease values
Multifamily communities and student housing properties
These values are usually not significant or are not applicable for these properties.
Grocery-anchored shopping centers and office buildings
The values of above-market and below-market leases are developed by comparing the Company's estimate of the average market rents and expense reimbursements to the average contract rent at the property acquisition date. The amount by which contract rent and expense reimbursements exceed estimated market rent are summed for each individual lease and discounted for a singular aggregate above-market lease intangible asset for the property. The amount by which estimated market rent exceeds contract rent and expense reimbursements are summed for each individual lease and discounted for a singular aggregate below-market lease intangible liability. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental revenue over the remaining noncancelable term of the respective leases, plus any below-market probable renewal options.
Impairment assessment
The Company evaluates its tangible and identifiable intangible real estate assets for impairment when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. When qualitative factors indicate the possibility of impairment, the total

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

undiscounted cash flows of the asset group, including proceeds from disposition, are compared to the net book value of the asset group. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value to fair value, calculated as the discounted net cash flows of the asset group.
Revenue Recognition
Multifamily communities and student housing properties
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
Grocery-anchored shopping centers and office buildings
Rental revenue from tenants' operating leases in the Company's grocery-anchored shopping centers and office buildings is recognized on a straight-line basis over the term of the lease. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized in the period in which the related expenses are incurred. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company estimates the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. The Company may provide retail and office building tenants an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements. For our office buildings, if the improvement is deemed to be a “landlord asset,” and the tenant funded the tenant improvements, the cost is amortized over the term of the underlying lease as rental revenues. In order to qualify as a landlord asset, the specifics of the tenant’s assets are reviewed, including the Company's approval of the tenant’s detailed expenditures, whether such assets may be usable by other future tenants, whether the Company has consent to alter or remove the assets from the premises and generally remain the Company's property at the end of the lease.

Acquisition Costs

Through December 31, 2016, the Company expensed property acquisition costs as incurred, which include costs such as due diligence, legal, certain accounting, environmental and consulting, when the acquisition constituted a business combination. As described below in the section entitled New Accounting Pronouncements, Accounting Standards Update 2017-01 was adopted by the Company effective January 1, 2017, which changed the definition of a business. Under this new guidance, most property acquisitions made by the Company will fall within the category of acquired assets rather than acquired businesses. This distinction will cause the Company to capitalize its costs for acquisitions, allocate them to the fair value of acquired assets and liabilities and amortize these costs over the remaining useful lives of those assets and liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018, when effective. The Company is currently evaluating the pending guidance but does not believe the adoption of ASU 2014-09 will have a material impact on its results of operations or financial condition, primarily because most of its revenue is rental operations, to which this standard is not applicable. The Company does provide significant non-rental services to its residents and tenants related to ancillary services and common area reimbursements. The Company is continuing to evaluate the impact the adoption of ASU 2014-09 will have on its results of operations and financial condition.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impacts this standard will have on its results of operations and financial condition.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company believes its future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing properties will generally qualify as asset acquisitions. To the extent acquisitions are deemed to be asset acquisitions, acquisition costs have been and will be capitalized and amortized rather than expensed as incurred. The impact of the adoption of ASU 2017-01 was a increase of approximately $0.5 million of the Company's reported net loss available to common stockholders for the three-month period ended June 30, 2017 and an decrease of approximately $2.7 million of the Company's reported net income available to common stockholders for the six-month period ended June 30, 2017 than it would have under previous guidance.

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption and the Company currently expects to adopt ASU 2017-05 utilizing the prospective method but is continuing to evaluate the impact the adoption of this accounting standard will have on its financial statements.

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	6/30/17	12/31/16
Multifamily communities:
Properties (1)	25	24
Units	8,074	8,049
New Market Properties (2)
Properties	33	31
Gross leasable area (square feet) (3)	3,477,941	3,295,491
Student housing properties:
Properties	2	1
Units	444	219
Beds	1,319	679
Office buildings:
Properties	3	3
Rentable square feet	1,094,000	1,096,834

(1) The acquired second phase of the Summit Crossing community is managed in combination with the initial phase and so together are considered a single property, as are the three assets that comprise the Lenox Portfolio.

(2) See note 12, Segment information.
(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and not included in the totals above.

On January 20, 2017, the Company closed on the sale of its 364-unit multifamily community in Kansas City, Kansas, or Sandstone Creek, to an unrelated third party for a purchase price of $48.1 million, exclusive of closing costs and resulting in a gain of $0.3 million, which is net of disposition expenses including $1.4 million of debt defeasance related costs. Sandstone Creek contributed approximately $1.2 million and $(0.6) million of net income (loss) to the consolidated operating results of the Company for the six-month periods ended June 30, 2017 and 2016, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

On March 7, 2017, the Company closed on the sale of its 408-unit multifamily community in Atlanta, Georgia, or Ashford Park, to an unrelated third party for a purchase price of $65.5 million, exclusive of closing costs and resulting in a gain of $30.4 million, which is net of disposition expenses including $1.1 million of debt defeasance related costs plus a prepayment premium of approximately $0.4 million. Ashford Park contributed approximately $2.3 million and $0.4 million of net income to the consolidated operating results of the Company for the six-month periods ended June 30, 2017 and 2016, respectively.

On May 25, 2017, the Company closed on the sale of its 300-unit multifamily community in Dallas, Texas, or Enclave at Vista Ridge, to an unrelated third party for a purchase price of $44.0 million, exclusive of closing costs and resulting in a gain of $6.9 million, net of disposition expenses including $2.1 million of debt defeasance related costs. Enclave at Vista Ridge contributed approximately $9.8 million and $(0.1) million of net income (loss) to the consolidated operating results of the Company for the six-month periods ended June 30, 2017 and 2016, respectively.

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

	Sandstone Creek	Ashford Park	Enclave at Vista Ridge
	1/20/2017	3/7/2017	5/25/2017
Real estate assets:
Land	$2,846,197	$10,600,000	$4,704,917
Building and improvements	41,859,684	24,075,263	29,915,903
Furniture, fixtures and equipment	5,278,268	4,222,858	2,874,403
Accumulated depreciation	(4,808,539)	(6,816,193)	(3,556,362)

Total assets	$45,175,610	$32,081,928	$33,938,861

Liabilities:
Mortgage note payable	$30,840,135	$25,626,000	$24,862,000
Supplemental mortgage note	$—	$6,373,717	$—

Multifamily communities acquired

During the six-month periods ended June 30, 2017 and 2016, the Company completed the acquisition of the following multifamily communities and student housing property:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

2/28/2017	Regents on University (2)	Tempe, Arizona	$53.3	225
3/3/2017	Broadstone at Citrus Village	Tampa, Florida	$47.4	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	$50.0	312
3/31/2017	Founders Village	Williamsburg, Virginia	$44.4	247
4/26/2017	Claiborne Crossing	Louisville, Kentucky	$45.2	242

				1,322

1/5/2016	Baldwin Park	Orlando, Florida	$110.8	528
1/15/2016	Crosstown Walk	Tampa, Florida	$45.8	342
2/1/2016	Overton Rise	Atlanta, Georgia	$61.1	294
5/31/2016	Avalon Park	Orlando, Florida	$92.5	487
6/1/2016	North by Northwest (3)	Tallahassee, Florida	$46.1	219

				1,870
(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.
(2) A 640-bed student housing community located adjacent to the campus of Arizona State University in Tempe, Arizona.
(3) A 679-bed student housing community located adjacent to the campus of Florida State University in Tallahassee, Florida.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

The Company allocated the purchase prices and, for acquisitions that closed subsequent to January 1, 2017, capitalized acquisition costs, to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

2017 Multifamily Communities acquired	Broadstone at Citrus Village	Regents on University	Retreat at Greystone	Founders Village		Claiborne Crossing

Land	$4,809,113	$7,440,934	$4,077,262	$5,314,862		$2,147,217
Buildings and improvements	34,180,983	40,058,727	35,336,277	32,853,763		30,551,646
Furniture, fixtures and equipment	6,299,645	3,771,432	9,125,302	5,907,345		7,027,257
Lease intangibles	1,624,752	2,344,404	1,844,476	1,421,197		1,268,810
Mark to market debt assumption asset	893,385	—	—	—		4,447,751
Prepaids & other assets	744,970	808,045	871,684	938,419		1,120,728
Escrows	67,876	—	101,503	—		—
Accrued taxes	(108,286)	(71,856)	(139,046)	—		(115,728)
Security deposits, prepaid rents, and other liabilities	(24,887)	(377,735)	(108,573)	(103,204)		(130,850)

Net assets acquired	$48,487,551	$53,973,951	$51,108,885	$46,332,382		$46,316,831

Cash paid	$18,237,551	$16,488,951	$1,660,888	$1,438,320		$19,242,604
Use of 1031 proceeds	—	—	14,237,997	13,289,062		—
Mortgage debt	30,250,000	37,485,000	35,210,000	31,605,000		27,074,227

Total consideration	$48,487,551	$53,973,951	$51,108,885	$46,332,382	(1)	$46,316,831

Three months ended June 30, 2017:
Revenue	$1,087,000	$1,422,000	$1,209,000	$1,003,000		$733,000
Net income (loss)	$(719,000)	$(1,553,000)	$(687,000)	$(507,000)		$(827,000)

Six months ended June 30, 2017:
Revenue	$1,460,000	$1,894,000	$1,298,000	$1,003,000		$733,000
Net income (loss)	$(793,000)	$(1,895,000)	$(931,000)	$(705,000)		$(827,000)

Capitalized acquisition costs incurred by the Company	$458,000	$290,000	$383,000	$1,103,000		293,000
Acquisition costs paid to related party (included above)	$24,000	$60,000	$56,000	$8,000		22,000
Remaining amortization period of intangible
assets and liabilities (months)	35.3	1.5	8.5	8.5		90.1

(1) The Company's real estate loan investment in support of Founders Village was repaid in full at the closing of the acquisition of the property.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

2016 Multifamily Communities acquired	North by Northwest	Avalon Park	Overton Rise	Baldwin Park	Crosstown Walk
Land	$8,281,054	$7,410,048	$8,511,370	$17,402,882	$5,178,375
Buildings and improvements	34,355,922	80,558,636	44,710,034	87,105,757	33,605,831
Furniture, fixtures and equipment	2,623,916	1,790,256	6,286,105	3,358,589	5,726,583
Lease intangibles	799,109	2,741,060	1,611,314	2,882,772	1,323,511
Prepaids & other assets	79,626	99,297	73,754	229,972	125,706
Escrows	1,026,419	3,477,157	354,640	2,555,753	291,868
Accrued taxes	(321,437)	(394,731)	(66,422)	(17,421)	(25,983)
Security deposits, prepaid rents, and other liabilities	(159,462)	(207,623)	(90,213)	(226,160)	(53,861)

Net assets acquired	$46,685,147	$95,474,100	$61,390,582	$113,292,144	$46,172,030

Cash paid	$12,831,872	$30,474,100	$20,090,582	$35,492,144	$13,632,030
Mortgage debt (1)	33,853,275	65,000,000	41,300,000	77,800,000	32,540,000

Total consideration	$46,685,147	$95,474,100	$61,390,582	$113,292,144	$46,172,030

Three months ended June 30, 2017:
Revenue	$1,471,000	$2,047,000	$1,313,000	$2,351,000	$1,292,000
Net income (loss)	$(69,000)	$(1,047,000)	$(121,000)	$(686,000)	$(88,000)

Six months ended June 30, 2017:
Revenue	$2,936,000	$4,015,000	$2,579,000	$4,714,000	$2,590,000
Net income (loss)	$(202,000)	$(2,280,000)	$(267,000)	$(1,270,000)	$(129,000)

Cumulative acquisition costs incurred by the Company	$378,000	$1,315,000	$115,000	$1,848,000	$319,000
Remaining amortization period of intangible
assets and liabilities (months)	0.0	0.0	0.0	0.0	0.0

Grocery-anchored shopping centers acquired

During the six months ended June 30, 2017, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Gross leasable area (square feet)
4/21/17	Castleberry-Southard	Atlanta, Georgia	$17.6	80,018
6/6/17	Rockbridge Village	Atlanta, Georgia	$20.3	102,432

				182,450

(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

New Market Properties 2017 acquisitions	Castleberry-Southard	Rockbridge Village
Land	$3,023,731	$3,141,325
Buildings and improvements	13,471,240	15,666,091
Tenant improvements	670,376	278,340
In-place leases	990,663	1,249,694
Above market leases	123,084	59,267
Leasing costs	464,544	301,761
Below market leases	(1,081,145)	(332,725)
Other assets	67,899	7,136
Other liabilities	(162,499)	(89,212)

Net assets acquired	$17,567,893	$20,281,677

Cash paid	$2,306,703	$6,031,677
Use of 1031 proceeds	3,761,190	—
Mortgage debt	11,500,000	14,250,000

Total consideration	$17,567,893	$20,281,677

Three months ended June 30, 2017:
Revenue	$246,000	$110,000
Net income (loss)	$(88,000)	$8,000

Six months ended June 30, 2017:
Revenue	$246,000	$110,000
Net income (loss)	$(88,000)	$8,000

Capitalized acquisition costs incurred by the Company	$78,000	$114,000
Capitalized acquisition costs paid to related party (included above)	19,000	23,000
Remaining amortization period of intangible
assets and liabilities (years)	10.0	7.8

During the six months ended June 30, 2016, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Gross leasable area (square feet)
2/29/16	Wade Green Village	Atlanta, Georgia	$11.0	74,978
4/29/16	Southeastern Six Portfolio	(2)	$68.7	535,252
5/16/16	The Market at Victory Village	Nashville, Tennessee	$15.6	71,300

				681,530

(1) Purchase price shown is exclusive of acquired escrows, security deposits, prepaids, and other miscellaneous assets and assumed liabilities.
(2) The six grocery-anchored shopping centers located in Georgia, South Carolina and Alabama are referred to collectively as the Southeastern Six Portfolio.

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

New Market Properties 2016 acquisition	The Market at Victory Village		Southeastern Six Portfolio	Wade Green Village
Land	$2,271,224		$14,081,647	$1,840,284
Buildings and improvements	11,872,222		48,598,731	8,159,147
Tenant improvements	402,973		993,530	251,250
In-place leases	847,939		4,906,398	841,785
Above market leases	100,216		86,234	107,074
Leasing costs	253,640		992,143	167,541
Below market leases	(198,214)		(1,069,877)	—
Other assets	157,775		600,069	10,525
Other liabilities	(179,546)		(437,008)	(59,264)

Net assets acquired	$15,528,229		$68,751,867	$11,318,342

Cash paid	$6,278,229		$43,751,867	$6,245,683	(1)
Class A OP Units granted	—		—	5,072,659	(2)
Mortgage debt	9,250,000	(3)	25,000,000	—	(4)

Total consideration	$15,528,229		$68,751,867	$11,318,342

Three months ended June 30, 2017:
Revenue	$337,000		$1,593,000	$247,000
Net income (loss)	$(31,000)		$(84,000)	$(77,000)

Six months ended June 30, 2017:
Revenue	$695,000		$3,154,000	$521,000
Net income (loss)	$(51,000)		$(177,000)	$(180,000)

Cumulative acquisition costs incurred by the Company	$111,000		$633,000	$297,000
Remaining amortization period of intangible
assets and liabilities (years)	7.9		4.0	1.9

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
June 30, 2017

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

The Company recorded aggregate amortization and depreciation expense of:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Depreciation:
Buildings and improvements	$13,423,643	$7,832,592	$25,844,692	$14,613,736
Furniture, fixtures, and equipment	7,352,433	4,937,888	13,218,995	9,359,800
	20,776,076	12,770,480	39,063,687	23,973,536
Amortization:
Acquired intangible assets	7,520,630	5,184,271	14,020,200	9,318,164
Deferred leasing costs	149,371	10,032	181,762	14,889
Website development costs	10,924	5,192	17,541	10,112
Total depreciation and amortization	$28,457,001	$17,969,975	$53,283,190	$33,316,701

At June 30, 2017, the Company had recorded gross intangible assets of $138.1 million, and accumulated amortization of $56.6 million; gross intangible liabilities of $34.8 million and accumulated amortization of $5.7 million. Net intangible assets and liabilities as of June 30, 2017 will be amortized over the weighted average remaining amortization periods of approximately 6.2 years and 9.4 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

4.     Real Estate Loans, Notes Receivable, and Line of Credit

At June 30, 2017, our portfolio of fixed rate, interest-only real estate loans consisted of:

	June 30, 2017	December 31, 2016
Number of loans	27	26
Drawn amount	$395,023,885	$334,570,242
Deferred loan origination fees	(1,634,671)	(1,809,174)
Carrying value	$393,389,214	$332,761,068

Unfunded loan commitments	$46,990,969	$76,546,234
Weighted average current interest, per annum (paid monthly)	8.50%	8.26%
Deferred interest, per annum	5.15%	5.26%

	Principal balance	Deferred loan origination fees	Carrying value
December 31, 2016	$334,570,242	$(1,809,174)	$332,761,068
Loan fundings	70,319,643	—	70,319,643
Loan repayments	(9,866,000)	—	(9,866,000)
Commitment fees collected	—	586,947	586,947
Amortization of commitment fees	—	(412,444)	(412,444)
Balances as of June 30, 2017	$395,023,885	$(1,634,671)	$393,389,214

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
Multifamily communities	17	$235,634,091	$259,983,510	60%
Student housing properties	9	144,903,432	169,174,339	37%
Grocery-anchored shopping centers	1	12,851,691	12,857,005	3%
Balances as of June 30, 2017	27	$393,389,214	$442,014,854

The Palisades, Green Park, Stadium Village and 360 Forsyth loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's liability under the loan participation agreements at June 30, 2017 was approximately $18.6 million.

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

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At June 30, 2017, none of the Company's real estate loans were delinquent.

At June 30, 2017, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				6/30/2017	12/31/2016

360 Residential, LLC (1)	3/20/2013	12/31/2017	$2,000,000	$1,830,677	$1,472,571	12%
Preferred Capital Marketing Services, LLC (2)	1/24/2013	12/31/2017	1,500,000	1,034,198	1,082,311	10%
Oxford Contracting, LLC (1)	8/27/2013	(3)	1,500,000	—	1,475,000	8%
Preferred Apartment Advisors, LLC (1,2,4)	8/21/2012	12/31/2018	15,000,000	14,261,133	13,708,761	8%
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2017	11,110,000	7,324,904	7,324,904	12%
Oxford Capital Partners, LLC (1,5)	10/5/2015	12/31/2017	10,150,000	8,119,446	7,870,865	12%
Newport Development Partners, LLC (1)	6/17/2014	6/30/2018	3,000,000	—	—	12%
360 Residential, LLC II (1)	12/30/2015	12/31/2017	3,255,000	3,109,457	2,884,845	15%
Mulberry Development Group, LLC (1)	3/31/2016	6/30/2018	500,000	385,000	177,000	12%
360 Capital Company, LLC (1)	5/24/2016	12/31/2017	3,900,000	3,876,137	1,678,999	12%

Unamortized loan fees				(24,318)	(59,581)

			$51,915,000	$39,916,634	$37,615,675

(1) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(2) See related party disclosure in Note 6.
(3) Note was repaid on April 6, 2017 and terminated at its maturity date of April 30, 2017.
(4) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the Fifth Amended and Restated Management Agreement between the Company and the Manager. See note 16.

(5) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2,000,000 are collateralized by a personal guaranty of repayment by the principals of the borrower.

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Real estate loans:
Current interest payments	$7,979,350	$5,917,452	$15,040,923	$11,010,122
Additional accrued interest	4,475,333	3,443,642	8,888,473	6,716,297
Deferred origination fee amortization	327,772	196,127	586,946	435,726

Total real estate loan revenue	12,782,455	9,557,221	24,516,342	18,162,145
Interest income on notes and lines of credit	1,045,907	1,021,625	2,073,723	2,136,800

Interest income on loans and notes receivable	$13,828,362	$10,578,846	$26,590,065	$20,298,945

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
June 30, 2017

could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation treatment would be required.
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2017 of approximately $342.6 million. The maximum aggregate amount of loans to be funded as of June 30, 2017 was approximately $385.5 million.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Haven West, Encore, Encore Capital, Green Park, Stadium Village, Summit Crossing III, Aldridge at Town Village, Bishop Street, Dawsonville Marketplace, Crescent Avenue and 360 Forsyth loans, all of which are partially supporting proposed various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of June 30, 2017 totaled approximately $105.1 million (with a total commitment amount of approximately $110.0 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

5. Redeemable Preferred Stock and Equity Offerings
On February 14, 2017, the Company terminated its offering of up to 900,000 Units, or Follow-on Offering, and on the same day, the Company’s registration statement on Form S-3 (Registration No. 333-211924) (the “$1.5 Billion Follow-on Registration Statement”)  was declared effective by the SEC. This $1.5 Billion Follow-on Registration Statement allows us to offer up to a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering"). The price per Unit is $1,000, subject to adjustment if a participating broker-dealer reduces its commission. Each share of Preferred Stock ranks senior to Common Stock with respect to dividend rights and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The redemption schedule of the Preferred Stock allows redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $19.50 per share. The current market price per share of the Common Stock is determined using the closing price of the common stock immediately preceding the issuance of such Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. The Units are being offered by Preferred Capital Securities, LLC, or PCS, an affiliate of the Company, on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the $1.5 Billion Unit Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes. Except as described in the $1.5 Billion Follow-on Registration Statement, the terms of the $1.5 Billion Unit Offering are substantially similar to those under the Follow-on Offering. As of February 14, 2017, which was the final closing of the Follow-on Offering, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $97.2 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $15.0 million. As of February 14, 2017, the Company had issued all available Units under the Primary Series A Offering and the Follow-on Offering and collected net proceeds of approximately $891.2 million after commissions. Since the maximum number of Units available to be issued under the Primary Series A Offering and the Follow-on Offering were issued, the Company consequently recognized 100.0% of the approximate $15.0 million deferred offering costs as a reduction of stockholders' equity.

For the $1.5 Billion Unit Offering, as of June 30, 2017, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $7.5 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $2.5 million. As of June 30, 2017, the Company had issued 74,646 Units and collected net proceeds of approximately $67.1 million after commissions under the $1.5 Billion Unit Offering. The number of Units issued was approximately 5.0% of the maximum number of Units anticipated to be issued under the $1.5 Billion Unit Offering.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

Consequently, the Company cumulatively recognized approximately 5.0% of the approximate $2.5 million deferred to date, or approximately $126,000 as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $2.4 million, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at June 30, 2017. The remainder of current and future deferred offering costs related to the $1.5 Billion Unit Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of approximately 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

Cumulatively, a total of 20,503 shares of Preferred Stock have been subsequently redeemed from the Primary Series A Offering, the Follow-on Offering, and the $1.5 Billion Unit Offering.

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

On May 5, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211178), or the New Shelf Registration Statement, for an offering of up to $300 million of equity or debt securities, or the Shelf Offering, which was declared effective by the SEC on May 17, 2016. Deferred offering costs related to this Shelf Registration Statement totaled approximately $1.6 million as of June 30, 2017, of which $389,000 has been reflected as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $1,210,000, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at June 30, 2017.

On May 12, 2017, the Company sold 2,750,000 shares of its Common Stock at a price of $15.25 per share pursuant to an underwritten public offering. On May 30, 2017, the Company sold an additional 412,500 shares of Common Stock at $15.25 per share pursuant to the exercise in full of an option received in connection with the public offering. The combined gross proceeds of the two sales was approximately $48.2 million before deducting underwriting discounts and commissions and other estimated offering expenses.

The Company filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering (the "2016 ATM Offering") through the sales agents named in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering to repay outstanding amounts under our existing senior secured revolving credit facility and for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. As of June 30, 2017, the Company cumulatively sold 2.4 million shares of common stock through the ATM Offering and collected net proceeds of approximately $32.9 million.

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

As of June 30, 2017, offering costs specifically identifiable to mShares Offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $0.4 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $1.8 million. As of June 30, 2017, the Company had issued 7,850 mShares and collected net proceeds of approximately $7.5 million after commissions under the mShares Offering. The number of mShares issued was approximately

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

1.6% of the maximum number of mShares anticipated to be issued under the mShares Offering. Consequently, the Company cumulatively recognized approximately 1.6% of the approximate $1.8 million deferred to date, or approximately $28,000 as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $1.8 million, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at June 30, 2017. The remainder of current and future deferred offering costs related to the mShares Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of mShares issued to the maximum number of mShares anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of approximately 1.5% (discussed further below) of the total gross proceeds raised during the mShares Offering.

Aggregate offering expenses, including dealer manager fees, are capped at 11.5% of the aggregate gross proceeds of the mShares Offering, of which the Company will reimburse its Manager up to 1.5% of the gross proceeds of such offering for all organization and offering expenses incurred, excluding dealer manager fees; however, upon approval by the conflicts committee of the board of directors, the Company may reimburse its Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

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
June 30, 2017

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended June 30,		Six months ended June 30,
Type of Compensation	Basis of Compensation	2017	2016	2017	2016

Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	$417,444	$422,857	$417,444	$1,124,226
Loan coordination fees	As of January 1, 2016, 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property (1)	955,368	2,424,148	3,009,508	4,685,609
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,058,859	1,751,501	6,121,942	3,512,505
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	1,559,876	1,128,285	2,985,277	2,190,753
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,259,702	768,124	2,543,121	1,512,225
Construction management fees	Quarterly fee for property renovation and takeover projects	89,257	32,235	160,409	72,511

		$7,340,506	$6,527,150	$15,237,701	$13,097,829
(1) If an asset is acquired without debt financing, the loan coordination fee is calculated as 1.6% of 63% of the purchase price of the asset.

The Manager may, in its discretion, forfeit some or all of the asset management, property management, or general and administrative fees for properties owned by the Company. The forfeited fees are converted at the time of forfeiture into contingent fees, which are earned by the Manger only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.

On May 25, 2017,we closed on the sale of our Enclave at Vista Ridge multifamily community to an unrelated third party. At such date, the Manager collected a cumulative total of approximately $387,000 of contingent fees. The sales transaction, and the fact that the Company’s capital contributions for the Enclave at Vista Ridge property achieved a greater than 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.

A cumulative total of approximately $4.5 million of combined asset management and general and administrative fees related to acquired properties as of June 30, 2017 have been forfeited by the Manager. A total of $3.6 million remains contingent and could possibly be earned by the Manager in the future.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended June 30,		Six months ended June 30,
2017	2016	2017	2016
$3,018,284	$2,516,605	$5,795,251	$4,880,068

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $220,182 and $252,210 for the six-month periods ended June 30, 2017 and 2016, respectively and PCS was reimbursed $511,390 and $508,204 for the six-month periods ended June 30, 2017 and 2016, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned disposition fees totaling $1,576,000 on the sale of the Ashford Park, Sandstone Creek and Enclave at Vista Ridge properties, which are included in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations. The Manager also receives leasing commission fees. Retail leasing commission fees (a) for new retail leases are equal to the greater of (i) $4.00 per square foot, and (ii) 4.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the original lease term; and (b) for lease renewals are equal to the greater of (i) $2.00 per square foot, and (ii) 2.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the newly renewed lease term. There are no commissions payable on retail lease renewals thereafter. Office leasing commission fees (a) for new office leases are equal to 50.0% of the first month’s gross rent plus 2.0% of the remaining fixed gross rent on the guaranteed lease term, (b) in the event of co-broker participation in a new lease, the leasing commission determined for a new lease are equal to 150.0% of the first month’s gross rent plus 6% of the remaining fixed gross rent of the guaranteed lease term, and (c) for lease renewals, are equal to 2% of the fixed gross rent of the guaranteed lease term or, in the event of a co-broker, 6% of the fixed gross rent of the guaranteed lease term. Office leasing commission fees may not exceed market rates for office leasing services.

The Company holds a promissory note in the amount of $1,034,198 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $15.0 million to its Manager. See note 16.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock and, beginning in March 2017, on its Series M Preferred Stock, in the amount of $5.00 per share per month, prorated for partial months at issuance as necessary. The Company's cash distributions on its Preferred Stock were:

2017			2016
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2017	932,413	$4,641,149	January 30, 2016	482,774	$2,481,086
February 28, 2017	977,267	4,849,032	February 27, 2016	516,017	2,630,601
March 31, 2017	979,309	4,893,598	March 31, 2016	544,129	2,770,048
April 28, 2017	992,774	4,962,210	April 29, 2016	582,720	2,979,196
May 31, 2017	1,019,046	5,072,564	May 31, 2016	617,994	3,143,567
June 30, 2017	1,041,187	5,190,812	June 30, 2016	651,439	3,321,519

	Total	$29,609,365		Total	$17,326,017

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

The Company's dividend activity on its Common Stock for the six-month periods ended June 30, 2017 and 2016 was:

2017				2016
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 15, 2017	27,139,354	$0.22	$5,970,658	March 15, 2016	23,041,502	$0.1925	$4,435,489
June 15, 2017	32,082,451	0.235	7,539,376	June 15, 2016	23,568,328	0.2025	4,772,587

		$0.455	$13,510,034			$0.395	$9,208,076

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At June 30, 2017, the Company had 901,195 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2017			2016
Record date	Payment date	Aggregate distributions	Record date	Payment date	Aggregate distributions
March 15, 2017	April 14, 2017	$198,742	March 15, 2016	April 15, 2016	$117,395
June 15, 2017	July 14, 2017	211,781	May 5, 2016	July 15, 2016	179,449

		$410,523			$296,844

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

Equity compensation expense by award type for the Company was:

	Three months ended June 30,		Six months ended June 30,		Unamortized expense as of June 30,
	2017	2016	2017	2016	2017

Quarterly board member committee fee grants	$—	$5,982	$—	$29,991	$—
Class B Unit awards:
Executive officers - 2015	—	—	—	5,236	—
Executive officers - 2016	74,470	517,884	163,244	1,019,062	449,224
Executive officers - 2017	678,176	—	1,334,476	—	2,079,316
Restricted stock grants:
2015	—	26,668	—	106,670	—
2016	34,167	68,333	136,667	68,333	—
2017	60,003	—	60,003	—	300,015
Restricted stock units	24,337	—	49,865	—	255,287

Total	$871,153	$618,867	$1,744,255	$1,229,292	$3,083,842

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for the 2015 and 2016 service years vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost
2015	30,133	10.62	320,012
2016	30,990	13.23	409,998
2017	24,408	14.75	360,018

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

Prior to January 4, 2016, the Class B Units became Vested Class B Units at the Initial Valuation Date, which was generally one year from the date of grant. Beginning with the 2016 grant, certain Class B Units vest in three equal consecutive one-year tranches from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested Class B Units become earned Class B Units and automatically convert into Class A Units of the Operating Partnership (as long as the capital accounts have achieved economic equivalence), which are henceforth entitled to distributions from the Operating Partnership and become exchangeable for Common Stock on a one-to-one basis at the option of the holder. Vested Class B Units may become Earned Class B Units on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested Class B Units that do not become Earned Class B Units on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested Class B Units become Earned Class B Units or are forfeited due to termination of continuous service due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested Class B Units to qualify to become fully Earned Class B Units.

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
June 30, 2017

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

Restricted Stock Units

On January 3, 2017, the Company caused the Operating Partnership to grant 26,900 restricted stock units, or RSUs, for service to be rendered during 2017, 2018 and 2019. The RSUs vest in three equal consecutive one-year tranches from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested RSUs become earned RSUs and automatically convert into Common Stock on a one-to-one basis. Vested RSUs may become Earned RSUs on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested RSUs that do not become Earned RSUs on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested RSUs become Earned RSUs or are forfeited due to termination of continuous service due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested RSUs to qualify to become fully Earned RSUs. As of June 30, 2017, a total of 1,800 RSUs had been forfeited.

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

9. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

The Company partially financed the real estate properties acquired during the six-month period ended June 30, 2017 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount	Fixed/Variable rate	Rate / spread over 1 month LIBOR	Maturity date	Interest only through date
Regents on University	2/28/2017	$37,485,000	Variable	200 BPS	3/1/2022	3/1/2022
Citrus Village	3/3/2017	30,250,000	Fixed	3.65%	6/10/2023	6/9/2017
Retreat at Greystone	3/24/2017	35,210,000	Variable	185 BPS	3/1/2022	2/28/2022
Founders Village	3/31/2017	31,605,000	Fixed	4.31%	4/1/2027	N/A
Claiborne Crossing	4/26/2017	28,179,500	Fixed	2.89%	6/1/2054	N/A
Castleberry-Southard	4/21/2017	11,500,000	Fixed	3.99%	5/1/2027	N/A
Rockbridge Village	6/6/2017	14,250,000	Fixed	3.73%	7/5/2027	N/A

		$188,479,500

Repayments and Refinancings

In conjunction with the sale of the Enclave at Vista Ridge multifamily community, the Company recorded a defeasance fee of approximately $2.06 million, the effect of which is recorded as an offset against the gain on sale of real estate line of the Consolidated Statements of operations for the three-month and six-month periods ended June 30, 2017. In doing so, the Company extinguished the existing mortgage debt with a principal amount due of $24.86 million.

On June 22, 2017, the Company refinanced the existing $16.3 million mortgage on its Stone Creek multifamily community which bore interest at a fixed 3.75% rate per annum into a mortgage of $20.6 million, which bears interest at a fixed rate of 3.22% per annum. In doing so, the Company recorded a prepayment penalty of approximately $817,000, which is included on the Loss on extinguishment of debt on the Consolidated Statements of operations.

On June 15, 2017, the Company refinanced the existing $61.75 million mortgage on its 525 Avalon multifamily community which bore interest at a variable rate of 1 Month LIBOR plus 200 basis points per annum and the secondary financing note of $3.25 million which bore interest at a variable rate of 1 Month LIBOR plus 1100 basis points per annum into a single mortgage of $67.38 million, which bears interest at a fixed rate of 3.98% per annum. Fees paid of approximately $170,000 in conjunction with this debt modification were recorded as debt origination costs and will be amortized into interest expense over the life of the new mortgage.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

The following table summarizes our mortgage notes payable at June 30, 2017:

Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life
Multifamily communities	$656,178,566	3.66%	7.6 years
Grocery-anchored shopping centers	285,309,654	3.81%	7.0 years
Office buildings	153,709,013	4.25%	21.6 years
Student housing projects	33,135,181	4.02%	5.2 years

Total fixed rate mortgage debt	$1,128,332,414	3.79%	9.3 years

Variable rate mortgage debt:
Multifamily communities	$196,786,310	3.26%	4.1 years
Grocery-anchored shopping centers	62,825,750	3.85%	4.0 years
Office buildings	—	—	—
Student housing projects	37,485,000	3.23%	4.7 years

Total variable rate mortgage debt	$297,097,060	3.38%	4.2 years

Total mortgage debt:
Multifamily communities	$852,964,876	3.57%	6.8 years
Grocery-anchored shopping centers	348,135,404	3.81%	6.5 years
Office buildings	153,709,013	4.25%	21.6 years
Student housing projects	70,620,181	3.60%	4.9 years

Total mortgage debt	$1,425,429,474	3.70%	8.2 years
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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of June 30, 2017, the Company has an outstanding principal balance of $9.8 million million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 3.72% as of June 30, 2017.

The mortgage note secured by our Champions Village property has a maximum commitment of $34.16 million. As of June 30, 2017, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment will be drawn as the Company achieves leasing activity. Additional advances are available through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 4.23% as of June 30, 2017.

As of June 30, 2017, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.0 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was increased to $150,000,000 pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. The weighted average interest rate for the Revolving Line of Credit was 4.42% for the six-month period ended June 30, 2017. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Line of Credit of 0.35% per annum.

On January 5, 2016, we entered into a $35.0 million term loan with KeyBank under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. The Term Loan accrued interest at a rate of LIBOR plus 3.75% per annum. On August 5, 2016, the Company repaid the 2016 Term Loan in full.

On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date was extended to August 23, 2017 during the second quarter 2017. The weighted average interest rate for the Interim Term Loan was 3.44% for the six-month period ended June 30, 2017.
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
As of June 30, 2017, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $995,194,798	(2)	$1,077,401,550
Debt yield	Minimum 8.0%		9.25%
Payout ratio	Maximum 95%	(3)	92.3%
Total leverage ratio	Maximum 65.0%		58.7%
Debt service coverage ratio	Minimum 1.50x		2.03x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $687 million plus 75% of the net proceeds of any equity offering, which totaled approximately $995 million as of June 30, 2017.
(3)Calculated on a trailing four-quarter basis. For the six-month period ended June 30, 2017, the maximum dividends and distributions allowed under this covenant was approximately $80.7 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At June 30, 2017, unamortized loan fees and closing costs for the Credit Facility were approximately $1.4 million, which will be amortized over a remaining loan life of approximately 2.1 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At June 30, 2017, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.4 million, which will be amortized over a remaining loan life of approximately 4.7 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Multifamily communities	$8,501,497	$6,665,222	$15,909,267	$13,034,047
New Market Properties	3,510,202	1,645,824	6,840,455	2,973,022
Office buildings	1,676,852	—	3,353,627	—
Student housing communities	719,202	120,294	1,195,836	120,294
Interest paid to real estate loan participants	585,465	430,507	1,256,329	858,859

Total	14,993,218	8,861,847	28,555,514	16,986,222

Credit Facility and Acquisition Facility	1,404,677	697,654	2,851,084	1,468,109
Interest Expense	$16,397,895	$9,559,501	$31,406,598	$18,454,331
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of June 30, 2017 were:

Period	Future principal payments
2017	$59,781,560	(1)
2018	42,390,967
2019	239,968,069
2020	61,651,487
2021	118,152,940
thereafter	952,984,451

Total	$1,474,929,474

(1) Includes the principal amount due of the Company's Revolving Line of Credit of $38.5 million and Term Note of $11.0 million.
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of June 30, 2017 and December 31, 2016.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. As of June 30, 2017, the amount guarantied by the Company was $6.7 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of June 30, 2017, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $4.5 million of asset management and general and administrative fees related to acquired properties as of June 30, 2017 have been forfeited by the Manager.  The forfeited fees are converted at the time of forfeiture into contingent fees, which are earned by the Manger only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of June 30, 2017, a total of $3.6 million remains contingent and could possibly be earned by the Manager in the future.

At June 30, 2017, the Company had unfunded balances on its real estate loan portfolio of approximately $47.0 million.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

	June 30, 2017	December 31, 2016

Assets:
Multifamily communities	$1,271,621,536	$1,166,766,664
Financing	444,571,394	379,070,918
New Market Properties	607,722,562	579,738,707
Office buildings	300,037,214	285,229,700
Other	15,579,816	10,026,613
Consolidated assets	$2,639,532,522	$2,420,832,602

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Capitalized expenditures:
Multifamily communities	$3,734,956	$2,794,400	$6,108,436	$4,087,907
New Market Properties	1,216,650	437,873	1,538,575	1,114,756
Office buildings	7,798,552	—	17,528,870	—
Total	$12,750,158	$3,232,273	$25,175,881	$5,202,663

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues

Rental revenues:
Multifamily communities	$31,505,951	$25,888,895	$60,581,490	$50,270,688
New Market Properties	10,133,381	5,077,843	19,915,716	8,951,649
Office buildings (1)	6,601,974	—	13,107,621	—
Total rental revenues	$48,241,306	$30,966,738	$93,604,827	$59,222,337

Other revenues:
Multifamily communities	$3,504,915	$2,815,650	$6,549,457	$5,415,899
New Market Properties	3,632,327	1,899,960	7,284,997	3,569,967
Office buildings	2,123,608	—	4,292,159	—
Total other revenues	9,260,850	4,715,610	18,126,613	8,985,866

Financing	13,388,757	10,171,596	25,720,808	19,381,522
Consolidated revenues	$70,890,913	$45,853,944	$137,452,248	$87,589,725

(1) Included in rental revenues for our office buildings segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia office building. As of June 30, 2017, the Company has deferred a total of $16.2 million of such improvements, which is included in the deferred revenues line on the consolidated balance sheets. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded noncash revenue of $169,890 for the three-month and six-month periods ended June 30, 2017.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Property operating and maintenance expense

Multifamily communities	$4,839,066	$3,683,959	$9,035,683	$7,205,034
New Market Properties	1,456,493	672,964	2,777,814	1,173,251
Office buildings	902,600	—	1,923,301	—
Total	$7,198,159	$4,356,923	$13,736,798	$8,378,285

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Salary and benefits reimbursement

Multifamily communities	$3,018,284	$2,516,605	$5,795,251	$4,880,068
New Market Properties	—	—	—	—
Office buildings	200,586	—	451,969	—
Total	$3,218,870	$2,516,605	$6,247,220	$4,880,068

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Property management fees

Multifamily communities	$1,431,633	$1,115,976	$2,741,215	$2,173,877
New Market Properties	471,431	240,433	921,520	410,553
Office buildings	157,710	—	299,822	—
Total	$2,060,774	$1,356,409	$3,962,557	$2,584,430

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Real estate taxes

Multifamily communities	$4,968,993	$4,666,138	$10,064,339	$9,242,394
New Market Properties	1,891,676	828,470	3,855,790	1,425,655
Office buildings	819,608	—	1,663,949	—
Total	$7,680,277	$5,494,608	$15,584,078	$10,668,049

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Segment net operating income (Segment NOI)

Multifamily communities	$19,256,359	$15,467,692	$36,585,159	$29,755,444
Financing	13,388,757	10,171,596	25,720,808	19,385,758
New Market Properties	9,563,689	5,094,755	18,934,531	9,249,003
Office buildings	6,285,486	—	12,503,860	—

Consolidated segment net operating income	48,494,291	30,734,043	93,744,358	58,390,205

Interest and loss on early debt extinguishment:
Multifamily communities	9,220,699	6,785,216	17,105,103	13,154,341
New Market Properties	3,510,202	1,645,824	6,840,455	2,973,022
Office buildings	1,676,852	—	3,353,627	—
Financing	1,990,142	1,128,461	4,107,413	2,326,968
Depreciation and amortization:
Multifamily communities	18,147,967	14,116,337	32,831,899	26,771,521
New Market Properties	7,061,552	3,853,638	14,102,474	6,545,180
Office buildings	3,247,482	—	6,348,817	—
Professional fees	499,323	900,302	1,025,654	1,582,887
Management fees, net of forfeitures	4,693,559	2,507,307	9,030,991	5,003,792
Acquisition costs:
Multifamily communities	—	1,703,647	(20,559)	4,044,497
New Market Properties	—	1,037,518	25,402	1,460,254
Office buildings	5,000	23,576	9,159	23,576
Equity compensation to directors and executives	871,153	618,867	1,744,255	1,229,292
Gain on sale of real estate	6,914,949	4,271,506	37,639,009	4,271,506
Loss on extinguishment of debt	(888,428)	—	(888,428)	—
Other	292,679	467,377	624,567	718,392

Net income (loss)	$3,304,202	$217,479	$33,365,682	$(3,172,011)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss before gain on sale of real estate	$(3,610,747)	$(4,054,027)	$(4,273,327)	$(7,443,517)
Gain on sale of real estate, net of disposition expenses	6,914,949	4,271,506	37,639,009	4,271,506
Net income (loss)	3,304,202	217,479	33,365,682	(3,172,011)
Consolidated net (income) loss attributable to non-controlling interests (A)	(96,823)	(7,961)	(1,095,889)	80,600
Net income (loss) attributable to the Company	3,207,379	209,518	32,269,793	(3,091,411)
Dividends declared to Series A preferred stockholders (B)	(15,235,138)	(9,444,282)	(29,621,185)	(17,326,017)
Earnings attributable to unvested restricted stock (C)	(5,736)	(4,824)	(7,441)	(6,275)
Net income (loss) attributable to common stockholders	$(12,033,495)	$(9,239,588)	$2,641,167	$(20,423,703)

Denominator:
Weighted average number of shares of Common Stock - basic	29,893,736	23,325,663	28,423,171	23,154,702
Effect of dilutive securities: (D)
Warrants	—	—	—	—
Class B Units	—	—	—	—
Unvested restricted stock	—	—	—	—
Restricted Stock Units	—	—	—	—

Weighted average number of shares of Common Stock,
basic and diluted	29,893,736	23,325,663	28,423,171	23,154,702

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.40)	$(0.40)	$0.09	$(0.88)

(A) The Company's outstanding Class A Units of the Operating Partnership (901,195 and 886,168 Units at June 30, 2017 and 2016, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,043,551 and 683,545 outstanding shares of Series A Preferred Stock at June 30, 2017 and 2016, respectively.

(C) The Company's outstanding unvested restricted share awards (24,408 and 30,990 shares of Common Stock at June 30, 2017 and 2016, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss from continuing operations for the three-month and six-month periods ended June 30, 2017 and 2016, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 17,350,900 shares of Common Stock; (ii) 345,789 Class B Units; (iii) 24,408 shares of unvested restricted common stock; and (iv) 25,100 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

14. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on January 1, 2015:

Baldwin Park	City Vista
Crosstown Walk	Sorrel
Overton Rise	Lakeland Plaza
525 Avalon Park	Sunbelt Seven Portfolio
North by Northwest	Champions Village
Wade Green Village	Brookwood Office
Southeastern Six Portfolio	Galleria 75
The Market at Victory Village	Three Ravinia

The Company’s condensed pro forma financial results were:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Pro forma:
Revenues	$70,753,432	$62,161,528	$137,571,448	$125,740,567

Net income (loss)	$4,613,783	$(1,061,542)	$37,273,592	$(5,701,605)

Net income (loss) attributable to the Company	$4,497,456	$(1,050,529)	$36,071,758	$(5,558,598)

Net income (loss) attributable to common stockholders	$(10,743,418)	$(10,499,635)	$6,443,132	$(22,943,213)

Net income (loss) per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.36)	$(0.45)	$0.23	$(0.99)

Weighted average number of shares of Common Stock
outstanding, basic and diluted	29,893,736	23,325,663	28,423,171	23,154,702

Material nonrecurring pro forma adjustments which were directly attributable to these business combinations included the pro forma removal of all acquisition costs incurred from the actual historical periods of recognition of approximately $2.7 million and $5.5 million for the three-month and six-month periods ended June 30, 2016. Effective January 1, 2017, we adopted Accounting Standard Update 2017-01, which requires acquisition costs for asset acquisitions to be capitalized and and amortized rather than expensed as incurred. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

	As of June 30, 2017
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$393,389,214	$436,913,424	$—	$—	$436,913,424
Notes receivable and line of credit receivable	39,916,635	39,916,635	—	—	39,916,635
	$433,305,849	$476,830,059	$—	$—	$476,830,059
Financial Liabilities:
Mortgage notes payable (2)	$1,425,429,474	$1,421,044,786	$—	$—	$1,421,044,786
Revolving credit facility	38,500,000	38,500,000	—	—	38,500,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	18,598,928	18,561,522	—	—	18,561,522

	$1,493,528,402	$1,489,106,308	$—	$—	$1,489,106,308

	As of December 31, 2016
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$332,761,068	$374,856,749	$—	$—	$374,856,749
Notes receivable and line of credit receivable	37,615,675	37,615,675	—	—	37,615,675
	$370,376,743	$412,472,424	$—	$—	$412,472,424
Financial Liabilities:
Mortgage notes payable (2)	$1,327,878,112	1,314,966,652	$—	$—	$1,314,966,652
Revolving credit facility	127,500,000	127,500,000	—	—	127,500,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	20,761,819	21,500,448	—	—	21,500,448
	$1,487,139,931	$1,474,967,100	$—	$—	$1,474,967,100

(1) The carrying value of real estate assets includes the Company's balance of the Palisades, Green Park, Encore and Stadium Village real estate loans, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due the participants under these arrangements. Accrued interest included in the carrying values of the Company's real estate loans was approximately $24.9 million and $21.9 million at June 30, 2017 and December 31, 2016, respectively.

(2) The carrying value of mortgage notes payable consists of the principal amounts due reduced by any unamortized deferred loan issuance costs.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at June 30, 2017, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

The fair values of the fixed rate mortgages on the Company’s properties were developed using market quotes of the fixed rate yield index and spread for four, five, seven, ten and 35 year notes as of the reporting date. The present values of the cash flows

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017

were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

16. Subsequent Events

Between July 1, 2017 and July 31, 2017, the Company issued 21,940 Units and collected net proceeds of approximately $19.7 million after commissions and fees under its $1.5 Billion Unit Offering. Between July 1, 2017 and July 31, 2017, the Company issued 907 shares of Series M Preferred Stock and collected net proceeds of approximately $0.9 million after commissions and fees under the mShares offering.

On July 11, 2017, the Company closed on a loan investment of up to approximately $22.4 million in support of the construction of a 356-unit multifamily community to be located in Atlanta, Georgia.

On July 12, 2017, the Company increased the borrowing capacity on its revolving line of credit to its Manager to $18.0 million.

On July 26, 2017, the Company closed on the acquisition of a 280-unit multifamily community located in Sarasota, Florida. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

On July 26, 2017, the Company closed on the acquisition of a 99,384-square foot grocery-anchored shopping center located in the Columbia, South Carolina market. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Quarterly Report on Form 10-Q.

On July 31, 2017, the Company closed on two loan investments of up to an aggregate of approximately $17.9 million in support of the construction of a 258-unit multifamily community to be located in Atlanta, Georgia.

On August 3, 2017, the Company declared a quarterly dividend on its Common Stock of $0.235 per share, payable on October 16, 2017 to stockholders of record on September 15, 2017.

On August 3, 2017, the Company closed on two loan investments of up to an aggregate of approximately $15.6 million in support of the construction of a 224-unit multifamily community to be located in Fort Myers, Florida.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the six-month period ended June 30, 2017, we acquired four multifamily communities, two grocery-anchored shopping centers and one student housing property. The aggregate purchase price of these properties was approximately $278.1 million.

During the six-month period ended June 30, 2017, we sold our Sandstone Creek, Ashford Park and Enclave at Vista Ridge multifamily communities located in Kansas City, Kansas, Atlanta, Georgia and Dallas, Texas respectively, and collected aggregate gross proceeds of $157.6 million. We realized an aggregate gain on the sale of these properties of approximately $37.6 million and an average total return on these properties of approximately 26.5%.

The proceeds from the sale of Ashford Park were deposited into a 1031 exchange account and were used to partially finance the acquisitions of Founders Village, Retreat at Greystone and Castleberry-Southard. The 1031 mechanism allowed us to defer the tax liability on the sale of this asset and more efficiently redeploy our capital.

As of June 30, 2017, we had cumulatively issued 989,408 units and collected net proceeds of approximately $891.2 million from our offering of our Series A Redeemable Preferred Stock from our Primary Series A Offering and Follow-on Series A Offering. As of June 30, 2017, we had cumulatively issued 74,646 units and collected net proceeds of approximately $67.1 million from our offerings of Series A Redeemable Preferred Stock from our $1.5 Billion Unit Offering. As of June 30, 2017, we had cumulatively issued 7,850 shares of Series M Preferred Stock and and collected net proceeds of approximately $7.5 million from our mShares Offering. Our Follow-On Series A Offering sold its entire allotment of $900 million Units and was closed on February 14, 2017. Our Series A Redeemable Preferred Stock and our new equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On May 12, 2017, we issued 2,750,000 shares of our common stock, par value $0.01 per share, or Common Stock, at a public offering price of $15.25 per share pursuant to an underwritten public offering. On May 30, 2017, we sold an additional 412,500 shares of Common Stock at $15.25 per share pursuant to the underwriters' exercise in full of an option received in connection with the public offering. The combined gross proceeds of the two sales was approximately $48.2 million before deducting underwriting discounts and commissions and other estimated offering expenses.

During the second quarter 2017, we sold 718,842 shares of Common Stock pursuant to our "at the market" offering (the "2016 ATM Offering"), resulting in aggregate gross proceeds of approximately $10.0 million.
In addition, during the six-month period ended June 30, 2017, we issued approximately 1.5 million shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $17.7 million from those exercises.

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

•
the entry of new market participants into the food sales business, such as Amazon's pending acquisition of Whole Foods, the growth of online food delivery services and online supermarket retailers and their collective adverse effect on traditional grocery chains;

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 97.3% interest as of June 30, 2017. New Market Properties, LLC owns and conducts the business of our grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC was formed to acquire off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership,

Industry Outlook

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

The debt market for our grocery-anchored shopping center assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. Spreads and rates are generally comparable to those for multifamily properties, however, the leverage levels on the retail assets may be slightly lower than the levels on our multifamily assets. During the first quarter we have seen cap rate compression on acquisitions we have been pursuing inside our grocery anchored strategy. We believe, notwithstanding the increase in longer-term U.S. Treasury yields since the election, that the overall capital markets are pricing in stronger rent growth and higher long term occupancy levels, especially so in the grocery-anchored sector space. In addition, due to some investor concern over retail in general, that allocation of capital into retail has been largely focused away from other retail product types and into the grocery-anchored sector. The result of this is that increased capital flows moving into the grocery-anchored sector has investors willing to accept lower yields to do so, thus putting upward pressure on prices for attractive acquisition opportunities inside our grocery-anchored strategy.

On June 16, 2017, Amazon announced that it had reached an agreement to acquire Whole Foods for $13.7 billion. We believe this to be a net positive to our grocery anchored strategy in that it demonstrates the importance of the “brick and mortar” delivery model for the grocery sector. Amazon is widely regarded as one of the most technically advanced and savvy retailers and its $13.7 billion cash investment in a brick and mortar distribution network we believe validates the unique challenges of trying to execute a pure on-line strategy for grocery delivery.  Most of the growth in e-commerce around grocers is focused on “the last mile” or getting the goods in the stores to the homes of the customer.  Some of our grocers have partnered with third parties (Publix/Instacart) or formulated internal solutions (Walmart/in-store pickup and Kroger/ClickList) to help advance this segment of their business.  We believe that the traditional grocers must be proactive in pursuing on-line solutions in combination with their bricks and mortar physical stores.  We do believe that this transaction, and the impacts from it, could result in increased margin pressure on grocers and will likely accelerate the difficulties of the weaker grocery chains.  Furthermore this could lead to increased mergers and acquisitions activity in the grocery sector which could also result in store closings or store downsizings due to store trade area overlap.

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the new US President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets.  Recent US bond market movements have moderated and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower.  Other lenders in the market have had generally stable rates as well. As the year goes on, we may well see a decline in spreads as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

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

Critical Accounting Policies
In addition to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant management judgments, assumptions and estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
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
New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018, when effective. The Company is currently evaluating the pending guidance but does not believe the adoption of ASU 2014-09 will have a material impact on its results of operations or financial condition, primarily because most of its revenue is rental operations, to which this standard is not applicable. The Company does provide significant non-rental services to its residents and tenants related to ancillary services and common area reimbursements. The Company does not believe that the adoption of ASU 2014-09 will materially impact the accounting for these revenues; however, we are continuing to evaluate the impact.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company believes its future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing properties will generally qualify as asset acquisitions. To the extent acquisitions are deemed to be asset acquisitions, acquisition costs have been and will be capitalized and amortized rather than expensed as incurred. The impact of the adoption of ASU 2017-01 was a increase of approximately $0.5 million of the Company's reported net loss available to common stockholders for the three-month period ended June 30, 2017 and an decrease of approximately $2.7 million of the Company's reported net income available to common stockholders for the six-month period ended June 30, 2017 than it would have under previous guidance.

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption and the Company currently expects to adopt ASU 2017-05 utilizing the prospective method but is continuing to evaluate the impact the adoption of this accounting standard will have on its financial statements.

Results of Operations

Certain financial highlights of our results of operations for the second quarter and six-month period ended June 30, 2017 were:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% change	2017	2016	% change

Revenues	$70,890,913	$45,853,944	54.6%	137,452,248	87,589,725	56.9%

Per share data:
Net income (loss) (1)	$(0.40)	$(0.40)	—	$0.09	$(0.88)	—

FFO (2)	$0.31	$0.18	72.2%	$0.65	$0.35	85.7%

Core FFO (2)	$0.37	$0.31	19.4%	$0.73	$0.61	19.7%

Dividends (3)	$0.235	$0.2025	16.0%	$0.455	$0.395	15.2%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and Core FFO are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

Net loss per share for the three months ended June 30, 2017 reflects a realized gain on the sale of Enclave at Vista Ridge of approximately $6.9 million, or $0.23 per share. Funds from operations ("FFO") for the three months ended June 30, 2016 reflect acquisition-related costs of approximately $2.8 million. Beginning in 2017, the majority of these type of costs are deferred and amortized over the life of the acquired assets. Core Funds From Operations Attributable to Common Stockholders and Unitholders

("Core FFO") excludes acquisition costs and certain other costs not representative of our ongoing operations. Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders ("AFFO") removes significant non-cash revenues and expenses from our Core FFO results.

•
For the second quarter 2017, our Core FFO payout ratio to our Common Stockholders and Unitholders was approximately 68.3% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 81.5%. (1)

•
For the second quarter 2017, our Core FFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 57.3% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 61.6%. (1)

•
As of June 30, 2017, our total assets were approximately $2.6 billion compared to approximately $1.8 billion as of June 30, 2016, an increase of approximately $0.9 billion, or approximately 50.2%. This growth was driven primarily by the net addition of 18 real estate properties and an increase of approximately $114.3 million of the funded amount of our real estate loan investment portfolio since June 30, 2016.

•	As of June 30, 2017, the average age of our multifamily communities was approximately 6.5 years, which we believe is among the youngest in the multifamily REIT industry.

•	At June 30, 2017, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 54.0%.

•
Cash flow from operations for the quarter ended June 30, 2017 was approximately $24.1 million, an increase of approximately $4.6 million, or 23.6%, compared to approximately $19.5 million for the quarter ended June 30, 2016.

(1) We calculate the Core FFO and AFFO payout ratios to Common Stockholders and Unitholders as the ratio of Common Stock dividends and distributions to Unitholders to Core FFO or AFFO, respectively. We calculate the Core FFO and AFFO payout ratios to Series A Preferred Stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and Core FFO or AFFO, respectively. Since our operations resulted in a net loss from continuing operations for the periods presented, a payout ratio based on net loss is not calculable. See Definitions of Non-GAAP Measures later within this Results of Operations discussion.

The operational highlights of our second quarter and six-month period ended June 30, 2017 included:

•	During the first two quarters 2017, we acquired the following properties:

Property	Location	Type	Units	Beds	Leasable square feet

Regents on University	Tempe, AZ	Student housing property	225	640	n/a
Broadstone at Citrus Village	Tampa, FL	Multifamily community	296	n/a	n/a
Retreat at Greystone	Birmingham, AL	Multifamily community	312	n/a	n/a
Founders Village	Williamsburg, VA	Multifamily community	247	n/a	n/a
Claiborne Crossing	Louisville, KY	Multifamily community	242	n/a	n/a
Castleberry-Southard	Atlanta, GA	Grocery-anchored shopping center	n/a	n/a	80,018
Rockbridge Village	Atlanta, GA	Grocery-anchored shopping center	n/a	n/a	102,432

			1,322		182,450

•
During the six-month period ended June 30, 2017, we sold our Sandstone Creek, Ashford Park and Enclave at Vista Ridge multifamily communities located in Kansas City, Kansas, Atlanta, Georgia and Dallas, Texas respectively, which included an aggregate number of 1,072 units.

•
On April 20, 2017, we closed on a loan investment of up to approximately $31.5 million to acquire a 6.5 acre site located in San Jose, California that is currently zoned to provide for up to 551 multifamily units and approximately 37,000 square feet of commercial space. On June 5, 2017, we closed on a loan investment of up to approximately $2.4 million to acquire a 26 acre site located in Nashville, Tennessee in support of a proposed 301 unit multifamily community.

•
On June 15, 2017, we refinanced the existing $61.75 million mortgage on our 525 Avalon multifamily community which bore interest at a variable rate of 1 Month LIBOR plus 200 basis points per annum and the secondary financing note of $3.25 million which bore interest at a variable rate of 1 Month LIBOR plus 1100 basis points per annum (both of which were to mature in less than two years) into a single mortgage of $67.38 million, which bears interest at a fixed rate of 3.98% per annum and matures in seven years.

•
On June 22, 2017, we refinanced the existing $16.3 million mortgage on our Stone Creek multifamily community which bore interest at a fixed 3.75% rate per annum and was 29 years from maturity into a mortgage of $20.6 million, which bears interest at a fixed rate of 3.22% per annum and matures in 35 years.

The following table summarizes our owned real estate assets and potential additions from our real estate investment loan pipeline as of June 30, 2017:

	Owned as of June 30, 2017	Potential additions from real estate loan investment portfolio (1)		Potential total
Multifamily communities:
Properties	25	16		41
Units	8,074	4,712		12,786
Grocery-anchored shopping centers:
Properties	33	1		34
Gross leasable area (square feet)	3,477,941	200,000	(2)	3,677,941
Student housing properties:
Properties	2	8		10
Units	444	1,874		2,318
Beds	1,319	5,693		7,012
Office buildings:
Properties	3	—		3
Rentable square feet	1,094,000	—		1,094,000

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(2) Square footage represents area covered by our purchase options and excludes 123,590 square feet owned by the grocery anchor.

Subsequent to Quarter End

•	On July 11, 2017, the Company closed on a loan investment of up to approximately $22.4 million in support of the construction of a 356-unit multifamily community to be located in Atlanta, Georgia.

•	On July 12, 2017, the Company increased the borrowing capacity on its revolving line of credit to its Manager to $18.0 million.

•	On July 26, 2017, the Company closed on the acquisition of a 280-unit multifamily community located in Sarasota, Florida.

•	On July 26, 2017, the Company closed on the acquisition of a 99,384-square foot grocery-anchored shopping center located in the Columbia, South Carolina market.

•
On July 31, 2017, the Company closed on two loan investments of up to an aggregate of approximately $17.9 million in support of the construction of a 258-unit multifamily community to be located in Atlanta, Georgia.

•	On August 3, 2017, the Company declared a quarterly dividend on its Common Stock of $0.235 per share, payable on October 16, 2017 to stockholders of record on September 15, 2017.

•
On August 3, 2017, the Company closed on two loan investments of up to an aggregate of approximately $15.6 million in support of the construction of a 224-unit multifamily community to be located in Fort Myers, Florida.

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

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
Encore	Atlanta, GA	339	1/8/2018	5/8/2018
Palisades	Northern VA	304	3/1/2018	7/31/2018
Fusion	Irvine, CA	280	1/1/2018	4/1/2018
Green Park	Atlanta, GA	310	11/1/2017	2/28/2018
Summit Crossing III	Atlanta, GA	172	8/1/2017	11/1/2017	(2)
Overture	Tampa, FL	180	1/1/2018	5/1/2018
Aldridge at Town Village	Atlanta, GA	300	11/1/2017	2/28/2018
Bishop Street	Atlanta, GA	232	10/1/2018	12/31/2018
Hidden River	Tampa, FL	300	9/1/2018	12/31/2018
CityPark II	Charlotte, NC	200	5/1/2018	8/31/2018
Park 35 on Clairmont	Birmingham, AL	271	S + 90 days (3)	S + 150 days (3)
Fort Myers	Fort Myers, FL	224	N/A	N/A
Wiregrass	Tampa, FL	392	S + 90 days (3)	S + 150 days (3)
360 Forsyth	Atlanta, GA	356	N/A	N/A
Berryessa	San Jose, CA	551	N/A	N/A
Brentwood	Nashville, TN	301	N/A	N/A

Student housing properties:
Haven West	Atlanta, GA	160	N/A	N/A
Haven 12	Starkville, MS	152	9/1/2017	11/30/2017
Stadium Village	Atlanta, GA	198	9/1/2017	11/30/2017
18 Nineteen	Lubbock, TX	217	10/1/2017	12/31/2017
Haven South	Waco, TX	250	10/1/2017	12/31/2017
Haven46	Tampa, FL	158	11/1/2018	1/31/2019
Haven Northgate	College Station, TX	427	10/1/2018	12/31/2018
Lubbock II	Lubbock, TX	140	11/1/2018	1/31/2019
Haven Charlotte	Charlotte, NC	332	12/1/2019	2/28/2020

New Market Properties:
Dawson Marketplace (4)	Atlanta, GA	—	12/16/2017	12/15/2018

		6,746

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(2) Effective July 31, 2017, the option period window was amended to be November 1, 2017 through February 28, 2018.
(3) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% stabilization rate by the underlying property.
(4) The Dawson Marketplace grocery-anchored shopping center and outparcels covered under our purchase option will consist of approximately 200,000 square feet of gross leasable area, which excludes 123,590 square feet owned by the grocery anchor.

Three Months and Six Months Ended June 30, 2017 compared to 2016

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months and six months ended June 30, 2017 versus 2016, as summarized in the tables below:

Preferred Apartment Communities, Inc.	Three months ended June 30,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$48,241,306	$30,966,738	$17,274,568	55.8%
Other property revenues	8,821,245	4,308,360	4,512,885	104.7%
Interest income on loans and notes receivable	8,490,327	6,847,724	1,642,603	24.0%
Interest income from related parties	5,338,035	3,731,122	1,606,913	43.1%
Total revenues	70,890,913	45,853,944	25,036,969	54.6%

Operating expenses:
Property operating and maintenance	7,198,159	4,356,923	2,841,236	65.2%
Property salary and benefits reimbursement to related party	3,218,870	2,516,605	702,265	27.9%
Property management fees	2,060,774	1,356,409	704,365	51.9%
Real estate taxes	7,680,277	5,494,608	2,185,669	39.8%
General and administrative	1,653,999	1,191,520	462,479	38.8%
Equity compensation to directors and executives	871,153	618,867	252,286	40.8%
Depreciation and amortization	28,457,001	17,969,975	10,487,026	58.4%
Acquisition and pursuit costs	5,000	2,764,742	(2,759,742)	(99.8)%
Asset management fees to related parties	4,864,397	2,958,991	1,905,406	64.4%
Insurance, professional fees and other expenses	1,376,545	1,571,514	(194,969)	(12.4)%
Total operating expenses	57,386,175	40,800,154	16,586,021	40.7%
Contingent asset management and general and administrative
expense fees	(170,838)	(451,684)	280,846	(62.2)%
Net operating expenses	57,215,337	40,348,470	16,866,867	41.8%

Operating income	13,675,576	5,505,474	8,170,102	148.4%
Interest expense	16,397,895	9,559,501	6,838,394	71.5%
Loss on extinguishment of debt	888,428	—	888,428	—
Net loss before gain on sale of real estate	(3,610,747)	(4,054,027)	443,280	(10.9)%
Gain on sale of real estate	6,914,949	4,271,506	2,643,443	61.9%
Net income	$3,304,202	$217,479	$3,086,723	1,419.3%

Preferred Apartment Communities, Inc.	Six months ended June 30,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$93,604,827	$59,222,337	$34,382,490	58.1%
Other property revenues	17,257,356	8,068,443	9,188,913	113.9%
Interest income on loans and notes receivable	16,438,138	13,789,883	2,648,255	19.2%
Interest income from related parties	10,151,927	6,509,062	3,642,865	56.0%
Total revenues	137,452,248	87,589,725	49,862,523	56.9%

Operating expenses:
Property operating and maintenance	13,736,798	8,378,285	5,358,513	64.0%
Property salary and benefits reimbursement to related party	6,247,220	4,880,068	1,367,152	28.0%
Property management fees	3,962,557	2,584,430	1,378,127	53.3%
Real estate taxes	15,584,078	10,668,049	4,916,029	46.1%
General and administrative	3,159,509	2,111,472	1,048,037	49.6%
Equity compensation to directors and executives	1,744,255	1,229,292	514,963	41.9%
Depreciation and amortization	53,283,190	33,316,701	19,966,489	59.9%
Acquisition and pursuit costs	14,002	5,528,327	(5,514,325)	(99.7)%
Asset management fees to related parties	9,376,911	5,725,077	3,651,834	63.8%
Insurance, professional fees and other expenses	2,667,949	2,878,495	(210,546)	(7.3)%
Total operating expenses	109,776,469	77,300,196	32,476,273	42.0%
Contingent asset management and general and administrative
expense fees	(345,920)	(721,285)	375,365	(52.0)%
Net operating expenses	109,430,549	76,578,911	32,851,638	42.9%

Operating income	28,021,699	11,010,814	17,010,885	154.5%
Interest expense	31,406,598	18,454,331	12,952,267	70.2%
Loss on extinguishment of debt	888,428	—	888,428	—
Net loss before gain on sale of real estate	(4,273,327)	(7,443,517)	3,170,190	(42.6)%
Gain on sale of real estate	37,639,009	4,271,506	33,367,503	781.2%
Net income	$33,365,682	$(3,172,011)	$36,537,693	—

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three months and six months ended June 30, 2017 and 2016 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three months ended June 30,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$10,133,381	$5,077,843	$5,055,538	99.6%
Other property revenues	3,192,722	1,492,710	1,700,012	113.9%
Interest income on loans and notes receivable	439,605	407,250	32,355	7.9%
Total revenues	13,765,708	6,977,803	6,787,905	97.3%

Operating expenses:
Property operating and maintenance	1,456,493	672,964	783,529	116.4%
Property management fees	471,431	240,433	230,998	96.1%
Real estate taxes	1,891,676	828,470	1,063,206	128.3%
General and administrative	182,127	106,682	75,445	70.7%
Equity compensation to directors and executives	106,950	20,356	86,594	425.4%
Depreciation and amortization	7,061,552	3,853,638	3,207,914	83.2%
Acquisition and pursuit costs	—	1,037,518	(1,037,518)	(100.0)%
Asset management fees to related parties	1,024,747	509,668	515,079	101.1%
Insurance, professional fees and other expenses	199,967	112,992	86,975	77.0%
Total operating expenses	12,394,943	7,382,721	5,012,222	67.9%
Contingent asset management and general and administrative
expense fees	(26,496)	(87,766)	61,270	(69.8)%
Net operating expenses	12,368,447	7,294,955	5,073,492	69.5%

Operating income	1,397,261	(317,152)	1,714,413	(540.6)%
Interest expense	3,510,202	1,645,824	1,864,378	113.3%
Net income	$(2,112,941)	$(1,962,976)	$(149,965)	7.6%

New Market Properties, LLC	Six months ended June 30,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$19,915,716	$8,951,649	$10,964,067	122.5%
Other property revenues	6,415,740	2,652,544	3,763,196	141.9%
Interest income on loans and notes receivable	869,257	917,423	(48,166)	(5.3)%
Total revenues	27,200,713	12,521,616	14,679,097	117.2%

Operating expenses:
Property operating and maintenance	2,777,814	1,173,251	1,604,563	136.8%
Property management fees	921,520	408,351	513,169	125.7%
Real estate taxes	3,855,790	1,425,655	2,430,135	170.5%
General and administrative	318,001	200,891	117,110	58.3%
Equity compensation to directors and executives	211,105	39,933	171,172	428.6%
Depreciation and amortization	14,102,474	6,545,180	7,557,294	115.5%
Acquisition and pursuit costs	25,402	1,460,254	(1,434,852)	(98.3)%
Asset management fees to related parties	2,039,465	913,807	1,125,658	123.2%
Insurance, professional fees and other expenses	403,056	205,179	197,877	96.4%
Total operating expenses	24,654,627	12,372,501	12,282,126	99.3%
Contingent asset management and general and administrative
expense fees	(48,244)	(167,184)	118,940	(71.1)%
Net operating expenses	24,606,383	12,205,317	12,401,066	101.6%

Operating income	2,594,330	316,299	2,278,031	720.2%
Interest expense	6,840,455	2,973,022	3,867,433	130.1%
Net income	$(4,246,125)	$(2,656,723)	$(1,589,402)	59.8%

Recent acquisitions

Our acquisitions of real estate assets during 2017 and the third and fourth quarters of 2016 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month and six-month periods ended June 30, 2017 versus 2016. We acquired the following real estate assets since June 30, 2016:

Acquisition date	Multifamily communities	Location	Units

7/1/2016	City Vista	Pittsburgh, Pennsylvania	272
8/24/2016	Sorrel	Jacksonville, Florida	290
2/28/2017	Regents on University (1)	Tempe, Arizona	225
3/3/2017	Broadstone at Citrus Village	Tampa, Florida	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	312
3/31/2017	Founders Village	Williamsburg, Virginia	247
4/26/2017	Claiborne Crossing	Louisville, KY	242

			1,884
(1) A 640-bed student housing community located adjacent to the campus of Arizona State University in Tempe, Arizona.

Acquisition date	Grocery anchored shopping centers (New Market Properties)	Market	Gross leasable area (square feet)

7/15/2016	Lakeland Plaza	Atlanta, Georgia	301,711
8/8/2016	Sunbelt Seven Portfolio	(1)	650,360
10/18/2016	Champions Village	Houston, Texas	383,093
4/21/2017	Castleberry-Southard	Atlanta, Georgia	80,018
6/6/2017	Rockbridge Village	Atlanta, Georgia	102,432

			1,517,614

(1) Properties located in Orlando, FL, Atlanta, GA, Raleigh, NC, San Antonio, TX and Miami-Fort Lauderdale, FL markets. Includes the purchase of an approximate 0.95 acre outparcel for $1.5 million on December 21, 2016.

Acquisition date	Office buildings	Market	Gross rentable square feet

8/29/2016	Brookwood Center	Birmingham, Alabama	169,000
11/4/2016	Galleria 75	Atlanta, Georgia	111,000
12/30/2016	Three Ravinia	Atlanta, Georgia	814,000

			1,094,000

Rental Revenues

Rental revenue increased due primarily to properties acquired since June 30, 2016, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Rental revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$3,598,000	20.8%	$4,020,000	11.7%
Acquired during 2016	3,060,000	17.7%	7,300,000	21.2%
Acquired during 2011-2015	82,000	0.5%	283,000	0.8%
Properties sold	(3,379,000)	(19.6)%	(5,418,000)	(15.8)%
Student housing properties	2,256,000	13.1%	4,125,000	12.0%
Office buildings	6,602,000	38.2%	13,108,000	38.1%
New Market Properties	5,056,000	29.3%	10,964,000	32.0%

Total	$17,275,000	100.0%	$34,382,000	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in other property revenues for the three-month and six-month periods ended June 30, 2017 versus 2016 were similarly due to the acquisitions listed above.

Interest income from our real estate loan investments increased substantially for the three-month and six-month periods ended June 30, 2017 versus 2016, primarily due to the addition of eight real estate loan investments and bridge loans since June 30, 2016. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate loans and bridge loans increased to approximately $395.0 million at June 30, 2017 from $280.6 million at June 30, 2016.

We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

Property operating and maintenance expense

Expenses to operate and maintain our properties rose primarily due to the incremental costs brought on by property acquisitions since June 30, 2016, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Property operating and maintenance	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$674,000	23.7%	$772,000	14.4%
Acquired during 2016	663,000	23.3%	1,251,000	23.3%
Acquired during 2011-2015	102,000	3.6%	45,000	0.8%
Properties sold	(687,000)	(24.2)%	(978,000)	(18.2)%
Student housing properties	403,000	14.2%	741,000	13.8%
Office buildings	902,000	31.8%	1,923,000	35.9%
New Market Properties	784,000	27.6%	1,605,000	30.0%

Total	$2,841,000	100.0%	$5,359,000	100.0%

Property salary and benefits reimbursement to related party

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired since June 30, 2016, as shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Property salary and benefits reimbursement	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$321,000	45.7%	$356,000	26.0%
Acquired during 2016	298,000	42.5%	726,000	53.1%
Acquired during 2011-2015	38,000	5.4%	36,000	2.6%
Properties sold	(368,000)	(52.4)%	(557,000)	(40.7)%
Student housing properties	212,000	30.2%	354,000	25.9%
Office buildings	201,000	28.6%	452,000	33.1%

Total	$702,000	100.0%	$1,367,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. Property management fees for office buildings are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. The increases were primarily due to properties acquired since June 30, 2016, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Property management fees	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$161,000	22.9%	$175,000	12.7%
Acquired during 2016	155,000	22.0%	361,000	26.2%
Acquired during 2011-2015	24,000	3.4%	42,000	3.0%
Properties sold	(143,000)	(20.3)%	(217,000)	(15.7)%
Student housing properties	119,000	16.9%	204,000	14.8%
Office buildings	157,000	22.3%	301,000	21.8%
New Market Properties	231,000	32.8%	513,000	37.2%

Total	$704,000	100.0%	$1,379,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since June 30, 2016, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Real estate taxes	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$427,000	19.5%	$492,000	10.0%
Acquired during 2016	561,000	25.7%	1,311,000	26.7%
Acquired during 2011-2015	(360,000)	(16.5)%	(992,000)	(20.2)%
Properties sold	(567,000)	(25.9)%	(484,000)	(9.8)%
Student housing properties	242,000	11.1%	495,000	10.1%
Office buildings	820,000	37.5%	1,664,000	33.8%
New Market Properties	1,063,000	48.6%	2,430,000	49.4%

Total	$2,186,000	100.0%	$4,916,000	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired since June 30, 2016, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
General and administrative expenses	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Taxes, licenses and fees	$(155,000)	(33.5)%	$(40,000)	(3.8)%
Multifamily communities:
Acquired during 2017	136,000	29.4%	158,000	15.1%
Acquired during 2016	67,000	14.5%	179,000	17.1%
Acquired during 2011-2015	24,000	5.2%	119,000	11.3%
Properties sold	(74,000)	(16.0)%	(135,000)	(12.9)%
Student housing properties	50,000	10.8%	123,000	11.7%
Office buildings	339,000	73.4%	527,000	50.3%
New Market Properties	75,000	16.2%	117,000	11.2%

Total	$462,000	100.0%	$1,048,000	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards increased primarily due to expansions of Class B Unit awards in 2017, the details of which are presented in Note 8 to the Consolidated Financial Statements.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Depreciation and amortization	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$3,801,000	36.2%	$4,477,000	22.4%
Acquired during 2016	(63,000)	(0.6)%	2,739,000	13.7%
Acquired during 2011-2015	(1,021,000)	(9.7)%	(2,519,000)	(12.6)%
Properties sold	(1,072,000)	(10.2)%	(2,041,000)	(10.2)%
Student housing properties	2,387,000	22.8%	3,403,000	17.0%
Office buildings	3,247,000	30.9%	6,349,000	31.9%
New Market Properties	3,208,000	30.6%	7,558,000	37.8%

Total	$10,487,000	100.0%	$19,966,000	100.0%

Acquisition and pursuit costs and acquisition fees to related parties

The decrease in acquisition fees during the three-month and six-month periods ended June 30, 2017 versus 2016 was due to the adoption of ASU 2017-01 on January 1, 2017, pursuant to which we began capitalizing and amortizing asset acquisition costs.

Asset management fees and general and administrative fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by office buildings, grocery-anchored shopping centers and multifamily communities acquired since June 30, 2016, as shown in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	increase		increase
Revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$4,031,000	16.1%	$4,494,000	9.0%
Acquired during 2016	3,473,000	13.9%	8,216,000	16.5%
Acquired during 2011-2015	107,000	0.4%	315,000	0.6%
Properties sold	(3,705,000)	(14.9)%	(5,940,000)	(12.0)%
Student housing properties	2,424,000	9.7%	4,359,000	8.7%
Office buildings	8,726,000	34.9%	17,400,000	34.9%
New Market Properties	6,788,000	27.1%	14,679,000	29.4%
Real estate loans, lines of credit and notes receivable	3,193,000	12.8%	6,340,000	12.9%

Total	$25,037,000	100.0%	$49,863,000	100.0%

	June 30,
	2017 versus 2016
	increase
Gross real estate and real estate loans	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$178,116,000	21.3%
Acquired during 2016	96,315,000	11.5%
Acquired during 2011-2015	3,424,000	0.4%
Properties sold	(125,312,000)	(15.0)%
Student housing properties	52,245,000	6.3%
Office buildings	242,421,000	29.0%
New Market Properties	274,519,000	32.9%
Real estate loans, lines of credit and notes receivable	113,622,000	13.6%

Total	$835,350,000	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	increase		increase
Insurance, professional fees, and other	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Audit and tax fees	$2,000	(1.0)%	$(74,000)	35.1%
Insurance premiums	142,000	(72.8)%	294,000	(139.3)%
Software implementation fees	(160,000)	82.1%	(160,000)	75.8%
Board of directors fees	85,000	(43.6)%	85,000	(40.3)%
Legal and other professional fees	(264,000)	135.3%	(356,000)	168.7%

Total	$(195,000)	100.0%	$(211,000)	100.0%

Contingent asset management and general and administrative expense fees

The Manager may, in its discretion, forfeit some or all of the asset management, property management, or general and administrative fees for properties owned by the Company. The forfeited fees are converted at the time of forfeiture into contingent fees, which are earned by the Manger only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.

On May 25, 2017,we closed on the sale of our Enclave at Vista Ridge multifamily community to an unrelated third party. At such date, the Manager collected a cumulative total of approximately $387,000 of contingent fees. The sales transaction, and the fact that the Company’s capital contributions for the Enclave at Vista Ridge property achieved a greater than 7% annual rate of return, triggered the fees to become immediately due and payable to the Manager at the closing of the sale transaction.

Interest expense

The increases consisted of:

	Three months ended June 30,		Six months ended June 30,
	2017 versus 2016		2017 versus 2016
	increase		increase
Interest expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily communities:
Acquired during 2017	$1,177,000	17.2%	$1,234,000	9.5%
Acquired during 2016	1,403,000	20.4%	2,973,000	22.9%
Acquired during 2011-2015	80,000	1.2%	55,000	0.5%
Properties sold	(797,000)	(11.7)%	(1,376,000)	(10.6)%
Student housing properties	719,000	10.5%	1,076,000	8.3%
Office buildings	1,677,000	24.5%	3,354,000	25.9%
New Market Properties	1,864,000	27.3%	3,867,000	29.9%
Revolving line of credit and term notes	715,000	10.6%	1,769,000	13.6%

Total	$6,838,000	100.0%	$12,952,000	100.0%

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

Core Funds From Operations Attributable to Common Stockholders and Unitholders (“Core FFO”)

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, the Company incurs substantial costs related to property acquisitions, which, prior to 2017, were required to be recognized as expenses when they were incurred. The Company added back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions and beginning January 1, 2016, amortization of loan coordination fees to FFO in its calculation of Core FFO since such costs are not representative of our operating results. The Company also adds back any costs incurred related to the extension of our management agreement in June 2016 with our Manager, contingent fees paid to our Manager at the time of a property's sale, realized losses on debt extinguishment or refinancing and any non-cash dividends in this calculation. Core FFO figures reported by us may not be comparable to those Core FFO figures reported by other companies.

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
• accrued interest income received; and
• amortization of lease inducements;

Less:
• non-cash loan interest income;
• cash paid for pursuit costs on abandoned acquisitions;
• cash paid for loan closing costs;
• amortization of acquired real estate intangible liabilities;
• amortization of straight line rent adjustments and deferred revenues; and
• normally-recurring capital expenditures and capitalized retail direct leasing costs.

AFFO figures reported by us may not be comparable to those AFFO figures reported by other companies. We utilize AFFO as another measure of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders. FFO, Core FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Reconciliation of FFO, Core FFO, and AFFO
to Net Income (Loss) Attributable to Common Stockholders (A)
		Three months ended June 30,
		2017	2016

Net loss attributable to common stockholders (See note 1)		$(12,033,495)	$(9,239,588)

Less:	Gain on sale of real estate	(6,914,949)	(4,271,506)
Add:	Loss attributable to non-controlling interests (See note 2)	96,823	7,961
	Depreciation of real estate assets	20,616,264	12,639,224
	Amortization of acquired real estate intangible assets and deferred leasing costs	7,670,002	5,194,303

FFO		9,434,645	4,330,394

Add:	Acquisition and pursuit costs	5,000	2,764,742
	Loan cost amortization on acquisition term note (See note 3)	43,231	32,974
	Amortization of loan coordination fees paid to the Manager (See note 4)	415,892	155,683
	Mortgage loan refinancing and extinguishment costs (See note 5)	1,058,055	—
	Costs incurred from extension of management agreement with advisor (See note 6)	—	309,774
	Contingent fees paid on sale of real estate (See note 7)	386,570	—

Core FFO		11,343,393	7,593,567

Add:	Non-cash equity compensation to directors and executives	871,153	618,867
	Amortization of loan closing costs (See note 8)	1,053,448	513,455
	Depreciation/amortization of non-real estate assets	170,735	136,448
	Net loan fees received (See note 9)	417,444	422,857
	Accrued interest income received (See note 10)	2,794,776	2,667,051
	Amortization of lease inducements (See note 11)	92,471	—
Less:	Non-cash loan interest income (See note 9)	(4,349,044)	(3,268,168)
	Cash paid for loan closing costs	—	(9,042)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 12)	(1,739,642)	(577,437)
	Amortization of deferred revenues (See note 13)	(169,890)	—
	Normally recurring capital expenditures and leasing costs (See note 14)	(971,595)	(698,527)

AFFO		$9,513,249	$7,399,071

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$7,539,376	$4,772,587
	Distributions to Unitholders (See note 2)	211,781	179,449
	Total	$7,751,157	$4,952,036

Common Stock dividends and Unitholder distributions per share		$0.235	$0.2025

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.31	$0.18
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.37	$0.31
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.31	$0.31

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	29,893,736	23,325,663
	Common Stock	902,415	886,346
	Class A Units	30,796,151	24,212,009
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	32,626,680	25,461,338

Actual shares of Common Stock outstanding, including 24,408 and 30,990 unvested shares
of restricted Common Stock at June 30, 2017 and 2016, respectively		32,444,799	23,723,168
Actual Class A Units outstanding		901,195	886,168
	Total	33,345,994	24,609,336

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.93% weighted average non-controlling interest in the Operating Partnership for the three-month period ended June 30, 2017.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Loss Attributable to Common Stockholders on page 63.

Reconciliation of FFO, Core FFO, and AFFO
to Net Income (Loss) Attributable to Common Stockholders (A)

		Six months ended June 30,
		2017	2016

Net income (loss) attributable to common stockholders (See note 1)		$2,641,167	$(20,423,703)

Less:	Gain on sale of real estate	(37,639,009)	(4,271,506)
Add:	Income (loss) attributable to non-controlling interests (See note 2)	1,095,889	(80,600)
	Depreciation of real estate assets	38,747,800	23,722,849
	Amortization of acquired real estate intangible assets and deferred leasing costs	14,201,962	9,333,053

FFO		19,047,809	8,280,093

Add:	Acquisition and pursuit costs	14,002	5,528,327
	Loan cost amortization on acquisition term note (See note 3)	70,168	112,807
	Amortization of loan coordination fees paid to the Manager (See note 4)	771,441	263,527
	Mortgage loan refinancing and extinguishment costs (See note 5)	1,058,055	—
	Costs incurred from extension of management agreement with advisor (See note 6)	—	421,387
	Contingent fees paid on sale of real estate (See note 7)	386,570	—

Core FFO		21,348,045	14,606,141

Add:	Non-cash equity compensation to directors and executives	1,744,255	1,229,292
	Amortization of loan closing costs (See note 8)	1,851,146	1,016,985
	Depreciation/amortization of non-real estate assets	333,428	260,799
	Net loan fees received (See note 9)	417,444	1,124,226
	Accrued interest income received (See note 10)	5,318,808	6,875,957
	Amortization of lease inducements (See note 11)	92,471	—
Less:	Non-cash loan interest income (See note 9)	(8,647,546)	(6,507,078)
	Cash paid for loan closing costs	—	(13,276)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 12)	(3,556,272)	(1,071,669)
	Amortization of deferred revenues (See note 13)	(169,890)	—
	Normally recurring capital expenditures and leasing costs (See note 14)	(1,817,511)	(1,186,439)

AFFO		$16,914,378	$16,334,938

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$13,510,034	$9,208,076
	Distributions to Unitholders (See note 2)	410,523	296,844
	Total	$13,920,557	$9,504,920

Common Stock dividends and Unitholder distributions per share		$0.455	$0.395

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.65	$0.35
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.73	$0.61
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.58	$0.68

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	28,423,171	23,154,702
	Common Stock	914,130	751,489
	Class A Units	29,337,301	23,906,191
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	30,855,196	24,916,652

Actual shares of Common Stock outstanding, including 24,408 and 30,990 unvested shares
of restricted Common Stock at June 30, 2017 and 2016, respectively		32,444,799	23,723,168
Actual Class A Units outstanding		901,195	886,168
	Total	33,345,994	24,609,336
(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 3.12% weighted average non-controlling interest in the Operating Partnership for the six-month period ended June 30, 2017.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Loss Attributable to Common Stockholders on page 63.

Notes to Reconciliations of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month and six-month periods ended June 30, 2017 include activity for the multifamily community and two grocery-anchored shopping centers acquired during the second quarter 2017 only from their respective dates of acquisition. In addition, the second quarter 2017 period includes a full quarter of activity for the five multifamily communities, nine grocery-anchored shopping centers, one student housing property and three office buildings acquired during the last two quarters of 2016 and first quarter of 2017. Rental and other property revenues and expenses for the three-month period ended June 30, 2016 include activity for the multifamily community, student housing property and seven grocery-anchored shopping centers only from their respective dates of acquisition during the second quarter 2016.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 901,195 Class A Units as of June 30, 2017. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.93% and 3.66% for the three-month periods ended June 30, 2017 and 2016, respectively.

3)
We incurred loan closing costs for the acquisition of the Village at Baldwin Park multifamily community during the first quarter 2016, which were funded by our $35 million acquisition term loan facility, or 2016 Term Loan, and on our $11 million term note, which we used to finance the acquisition of our Anderson Central grocery-anchored shopping center. These costs were deferred and are being amortized over the lives of the two instruments. The amortization expense of these deferred costs is an additive adjustment in the calculation of Core FFO.

4)
As of January 1, 2016, we pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. Loan coordination fees were introduced to replace acquisition fees and to more accurately reflect the administrative effort involved in arranging debt financing for acquired properties. The portion of the loan coordination fees attributable to the financing are amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of Core FFO. At June 30, 2017, aggregate unamortized loan coordination fees were approximately $10.7 million, which will be amortized over a weighted average remaining loan life of approximately 11.0 years.

5)
The adjustment consists of a loan prepayment penalty and other charges related to the refinancing of our Stone Creek multifamily community which totaled $888,428 and for the refinancing of our 525 Avalon multifamily community of $169,627.

6)	We incurred legal costs pertaining to the extension of our management agreement with our Manager. The three-year extension was effective as of June 3, 2016.

7)
On May 25, 2017,we closed on the sale of our Enclave at Vista Ridge multifamily community to an unrelated third party.  At such date, the Manager collected a cumulative total of approximately $387,000 of contingent fees.  The sales transaction, and the fact that the Company’s capital contributions for the Enclave at Vista Ridge property achieved a greater than 7% annual rate of return, triggered the fees to become immediately due and payable to the Manager at the closing of the sale transaction.  The recognition of these fees are added to FFO in the calculation of Core FFO as they are not likely to occur on a regular basis.

8)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our $150 million syndicated revolving line of credit with KeyBank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to Core FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At June 30, 2017, aggregate unamortized loan costs were approximately $15.8 million, which will be amortized over a weighted average remaining loan life of approximately 7.7 years.

9)
We receive loan origination fees in conjunction with the origination of certain real estate loan investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received after the payment of loan origination fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the amortized non-cash income is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold to a third party.

10)
The Company records deferred interest revenue over the lives of certain of its real estate loans. This adjustment reflects the receipt during the periods presented of interest income which was earned and accrued prior to those periods presented on various real estate loans.

11)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

12)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At June 30, 2017, the balance of unamortized below-market lease intangibles was approximately $29.1 million, which will be recognized over a weighted average remaining lease period of approximately 9.4 years.

13)	This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

14)
We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures, which totaled $3,836,457 and $1,525,336 for the three-month periods ended June 30, 2017 and 2016, respectively and $6,146,260 and $3,119,183 for the six-month periods ended June 30, 2017 and 2016, respectively. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings.

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a syndicated revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $150.0 million pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. At June 30, 2017, we had a balance owed of $38.5 million under the Revolving Line of Credit. Interest expense on the Revolving Line of Credit was approximately $2.3 million (excluding deferred loan cost amortization of approximately $328,000) and the weighted average interest rate was 4.42% for the six-month period ended June 30, 2017.
On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date was extended to August 23, 2017 during the second quarter.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2017, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.
On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities and student housing communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility may be increased at our request up to $300 million at any time prior to March 1,

2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein.

Our net cash provided by operating activities for the six-month periods ended June 30, 2017 and 2016 was approximately $42.3 million and $32.9 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the real estate assets acquired subsequent to June 30, 2016 and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes.

The majority of our revenue is derived from residents and tenants under existing leases at our multifamily communities, grocery-anchored shopping centers and office buildings. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities, student housing properties, grocery-anchored shopping centers and office buildings in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these properties; and (5) the ability of our residents and tenants to make their rental payments. We believe we are well positioned to take advantage of the recent improvements in real estate fundamentals, such as higher occupancy rates, positive new and renewal rates over expiring leases, a declining home ownership rate and a decline in turnover, which we believe are all positive developments in the real estate industry.

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

Our net cash used in investing activities was approximately $137.8 million and $463.1 million for the six-month periods ended June 30, 2017 and 2016, respectively. Disbursements for property acquisitions were approximately $404.2 million during the 2016 period and approximately $192.0 million during the 2017 period. Proceeds from our sale of Ashford Park, Sandstone Creek and Enclave at Vista Ridge during 2017 totaled approximately $118.2 million. Disbursements for real estate loans, net of repayments, were approximately $47.9 million during the 2016 period and approximately $60.5 million during the 2017 period.

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

For the six-month period ended June 30, 2017, our capital expenditures, not including changes in related payables were:

	Nonrecurring/first generation capital expenditures			Recurring / second generation capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily communities:
Summit Crossing	$—	$23,975	$23,975	$67,529	$91,504
Stone Rise	—	—	—	20,616	20,616
Ashford Park	—	19,800	19,800	11,208	31,008
McNeil Ranch	—	24,402	24,402	48,451	72,853
Lake Cameron	—	43,197	43,197	96,542	139,739
Stoneridge Farms at the Hunt Club	—	249,086	249,086	76,181	325,267
Vineyards	—	18,547	18,547	107,144	125,691
Enclave	—	29,770	29,770	73,011	102,781
Sandstone	—	—	—	5,938	5,938
Cypress	—	11,313	11,313	33,449	44,762
Northpointe	—	12,146	12,146	58,231	70,377

Lakewood Ranch	—	—	—	39,444	39,444
Continued from previous page	Nonrecurring/first generation capital expenditures			Recurring / second generation capital expenditures
	Budgeted at acquisition	Other	Total		Total
Aster at Lely	147,205	4,100	151,305	27,770	179,075
CityPark View	—	29,080	29,080	2,688	31,768
Avenues at Creekside	—	30,086	30,086	48,827	78,913
Citilakes	—	9,491	9,491	50,002	59,493
Stone Creek	—	2,974	2,974	43,096	46,070
Lenox Portfolio	235,137	77,790	312,927	58,075	371,002
Village at Baldwin Park	1,268,820	9,554	1,278,374	79,290	1,357,664
Crosstown Walk	—	22,334	22,334	44,236	66,570
Overton Rise	10,568	12,317	22,885	24,217	47,102
525 Avalon Park	126,129	—	126,129	100,076	226,205
City Vista	15,109	9,634	24,743	7,887	32,630
Sorrel	133,572	233,113	366,685	14,845	381,530
Citrus Village	—	21,985	21,985	23,164	45,149
Retreat at Greystone	7,489	10,500	17,989	7,687	25,676
Founders Village	13,548	—	13,548	3,664	17,212
Claiborne Crossing	23,160	—	23,160	1,183	24,343

	1,980,737	905,194	2,885,931	1,174,451	4,060,382

Grocery-anchored shopping centers:
Woodstock Crossing	—	3,645	3,645	627	4,272
Parkway Town Centre	—	106,782	106,782	—	106,782
Spring Hill Plaza	—	—	—	22,039	22,039
Barclay Crossing	—	—	—	4,855	4,855
Deltona Landings	—	15,478	15,478	—	15,478
Parkway Centre	—	—	—	2,840	2,840
Sweetgrass Corner	—	—	—	122,197	122,197
Salem Cove	—	—	—	58,052	58,052
Independence Square	—	17,469	17,469	23,561	41,030
Royal Lakes Marketplace	—	—	—	6,950	6,950
Summit Point	—	3,346	3,346	—	3,346
The Overlook at Hamilton Place	—	133,132	133,132	76,290	209,422
Wade Green Village	—	19,705	19,705	12,034	31,739
Anderson Central	—	1,880	1,880	6,264	8,144
East Gate Shopping Center	—	4,190	4,190	6,620	10,810
Fairview Market	—	9,290	9,290	36,410	45,700
Fury's Ferry	—	50,627	50,627	26,397	77,024
Rosewood Shopping Center	—	—	—	1,990	1,990
The Market at Victory Village	—	76,332	76,332	2,800	79,132
Lakeland Plaza	—	51,470	51,470	55,914	107,384
Cherokee Plaza	—	24,916	24,916	14,327	39,243
Heritage Station	—	51,027	51,027	—	51,027
Oak Park Village	—	1,937	1,937	11,737	13,674
Sandy Plains Exchange	—	3,135	3,135	2,196	5,331
University Palms	—	5,206	5,206	6,554	11,760
Thompson Bridge Commons	—	—	—	4,190	4,190
Shoppes of Parkland	—	66,360	66,360	18,173	84,533
Champions Village	547,248	170,017	717,265	27,978	745,243

	547,248	815,944	1,363,192	550,995	1,914,187
Student Housing:
North by Northwest	308,956	121,919	430,875	22,783	453,658
Regents on University	—	39,390	39,390	6,983	46,373

	308,956	161,309	470,265	29,766	500,031

Office Buildings:
Brookwood Center	10,825	26,508	37,333	—	37,333
Galleria 75	—	5,834	5,834	62,299	68,133
Three Ravinia	1,091,243	292,462	1,383,705	—	1,383,705

	1,102,068	324,804	1,426,872	62,299	1,489,171

Total	$3,939,009	$2,207,251	$6,146,260	$1,817,511	$7,963,771

For the six-month period ended June 30, 2016, our capital expenditures not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily communities:
Summit Crossing	$—	$115,385	$115,385	$57,089	$172,474
Trail Creek	—	23,908	23,908	44,386	68,294
Stone Rise		47,853	47,853	42,640	90,493
Ashford Park	—	152,117	152,117	94,149	246,266
McNeil Ranch	—	12,326	12,326	31,597	43,923
Lake Cameron	—	73,046	73,046	52,733	125,779
Stoneridge Farms at the Hunt Club	75,104	38,042	113,146	80,025	193,171
Vineyards	45,222	57,118	102,340	71,729	174,069
Enclave	159,576	18,320	177,896	61,740	239,636
Sandstone	89,857	47,470	137,327	91,591	228,918
Cypress	77,666	7,500	85,166	18,574	103,740
Northpointe	25,121	39,666	64,787	21,880	86,667
Lakewood Ranch	94,869	4,982	99,851	9,914	109,765
Aster at Lely	—	14,642	14,642	27,044	41,686
CityPark View	—	—	—	4,773	4,773
Avenues at Creekside	92,916	7,373	100,289	74,092	174,381
Citilakes	105,237	14,922	120,159	15,602	135,761
Stone Creek	118,923	3,675	122,598	25,658	148,256
Lenox Portfolio	28,246	—	28,246	54,059	82,305
Village at Baldwin	447,046	3,649	450,695	106,410	557,105
Crosstown Walk	—	—	—	19,381	19,381
Overton Rise	45,540	—	45,540	12,224	57,764
Avalon Park	10,500	—	10,500	10,948	21,448

	1,415,823	681,994	2,097,817	1,028,238	3,126,055
Grocery-anchored shopping centers:
Woodstock	—	6,450	6,450	185	6,635
Parkway Town Centre	—	—	—	19,166	19,166
Barclay Crossing	198,123	—	198,123	5,156	203,279
Deltona Landings	—		—	3,884	3,884
Kingwood Glen	—	40,977	40,977	8,820	49,797
Parkway Centre	—	25,032	25,032	31,696	56,728
Powder Springs	—	—	—	42,871	42,871
Sweetgrass Corner	—	—	—	1,256	1,256
Salem Cove	—	—	—	4,574	4,574
Independence Square	739,904		739,904	7,347	747,251
Royal Lakes	—	—	—	8,012	8,012
Summit Point	—	10,883	10,883	—	10,883
Wade Green Village	—	—	—	6,864	6,864
East Gate Shopping Center	—	—	—	2,336	2,336
Fairview Market	—	—	—	2,800	2,800
Fury's Ferry	—	—	—	13,225	13,225

	938,027	83,342	1,021,369	158,192	1,179,561

Total	$2,353,850	$765,336	$3,119,186	$1,186,430	$4,305,616

Net cash provided by financing activities was approximately $96.2 million and $433.5 million for the six-month periods ended June 30, 2017, and 2016, respectively. During the 2017 period, our significant financing cash sources were approximately $156.3 million of net proceeds from the mortgage financing transactions and approximately $128.7 million of net proceeds from our offerings of our Preferred Stock units. Our significant uses of cash for financing activities during the 2017 period were $116.1 million for repayments of mortgage loan indebtedness and $89.0 million of net repayments on our revolving line of credit. During the 2016 period, our significant financing cash sources were approximately $249.8 million of net proceeds from the mortgage financing transactions and approximately $180.4 million of net proceeds from our Follow-On Series A Offering.

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

Our board of directors reviews the Series A Redeemable Preferred Stock and our mShares dividends monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Series A Redeemable Preferred Stock and our mShares dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Redeemable Preferred Stock and our mShares dividend payments to increase at a rate that approximates the rate at which we issue new Units from our $1.5 Billion Unit Offering and our mShares Offering.

Our second quarter 2017 Common Stock dividend declaration of $0.235 per share represented an overall increase of 88.0% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 14.8% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the six-month period ended June 30, 2017, our aggregate dividends and distributions paid totaled approximately $41.1 million. Our cash flows from operating activities of approximately $42.3 million were sufficient to fund our cash dividend distributions for the six-month period ended June 30, 2017. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

On October 11, 2013, the SEC declared effective our registration statement on Form S-3 (File No. 333-183355) for our offering of up to 900,000 Units, with each Unit consisting of one share of our Series A Redeemable Preferred Stock, stated value $1,000 per share and one Warrant to purchase 20 shares of our Common Stock, to be offered from time to time on a “reasonable best efforts” basis. This offering is referred to as the Follow-On Series A Offering. We commenced sales for the Follow-On Series A Offering on January 1, 2014. As of February 14, 2017, we had issued all 900,000 Units from and terminated our Follow-On Series A Offering.

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

On May 12, 2017, we sold 2,750,000 shares of our Common Stock at a public offering price of $15.25 per share pursuant to an underwritten public offering. On May 30, 2017, we sold an additional 412,500 shares of Common Stock at $15.25 per share pursuant to the exercise in full of an option received in connection with the public offering. The combined gross proceeds of the two sales was approximately $48.2 million before deducting underwriting discounts and commissions and other estimated offering expenses.

The Company has filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through the sales agents identified in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Credit Facility and (b) for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. Through June 30, 2017, we issued and sold approximately 733,038 shares of our Common Stock for gross proceeds of approximately $10.2 million via our 2016 ATM Offering.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of June 30, 2017, our outstanding debt (both secured and unsecured) was approximately 52.1% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at June 30, 2017. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of June 30, 2017, we had long term mortgage indebtedness of approximately $1.4 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of June 30, 2017, we had approximately $13.1 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had 867,545 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2017, a total of 187,109 Warrants had been exercised into 3,742,180 shares of Common stock and a remaining 492,279 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 9,845,580 shares of Common Stock. The remainder of the Warrants outstanding at June 30, 2017 become potentially exercisable between July 15, 2017 and July 14, 2018 and have exercise prices that range between $15.31 and $19.50 per share. If all the Warrants outstanding at June 30, 2017 became exercisable and were exercised, gross proceeds to us would be approximately $262.8 million and we would as a result issue an additional 17,350,900 shares of Common Stock.

Contractual Obligations

As of June 30, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 1.23% at June 30, 2017, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$386,068,566	$52,320,476	$93,474,507	$76,862,895	$163,410,688
Principal	1,425,429,476	41,207,773	293,636,556	245,636,144	844,949,003
Line of Credit:
Interest	6,016	6,016	—	—	—
Principal	38,500,000	38,500,000	—	—	—
Term note:
Interest	4,879	4,879	—	—	—
Principal	11,000,000	11,000,000	—	—	—
Total	$1,861,008,937	$143,039,144	$387,111,063	$322,499,039	$1,008,359,691

In addition, we had unfunded real estate loan balances totaling approximately $47.0 million at June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of June 30, 2017, we have variable rate mortgages on our Avenues at Creekside, Citi Lakes, Royal Lakes Marketplace, Baldwin Park, Cherokee Plaza, Champions Village, Regents on University and Retreat at Greystone properties with a principal amount of approximately $297.1 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. The Royal Lakes Marketplace, Cherokee Plaza and Champions Village mortgages of $9.8 million, $25.7 million and $27.4 million, respectively, are uncapped. Our Revolving Line of Credit accrued interest at a spread of 3.25% over LIBOR as of June 30, 2017; this combined rate is uncapped. In addition, we partially financed the acquisitions of the Retreat at Greystone multifamily community in the amount of $35.2 million at LIBOR plus 175 basis points and the Regents on University student housing property in the amount of $37.5 million at LIBOR plus 220 basis points under our Acquisition Credit Facility. We intend to refinance the Regents on University and Retreat at Greystone properties with permanent fixed-rate mortgage financing during 2017. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at June 30, 2017, would increase by approximately $2.9 million on an annualized basis, or decrease by approximately $2.8 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 1.23% at June 30, 2017, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2017, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.
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

Increased competition to traditional grocery chains from new market participants, online supermarket retailers and food delivery services could adversely affect our grocery-anchored revenues and cash flow.

As a result of consumers' growing desire to shop online, traditional grocery chains are subject to increasing competition from new market participants and food retailers who have incorporated the internet as a direct-to-consumer channel and internet-only retailers that sell grocery products. For example, Amazon, a leading online retailer, recently reached an agreement to acquire Whole Foods. Additionally, online food delivery services such as Blue Apron are increasingly competing with traditional grocery chains in the food sales market. Competition from these new market participants and selling channels could negatively impact traditional grocery chains, which could adversely affect our grocery-anchored revenues and cash flow. In addition, changing dynamics in the food sales space could result in increased competition, declining same-store sales and store closings in the retail and grocery sector.

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 7, 2017	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: August 7, 2017	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

Index to Exhibits

EXHIBIT INDEX
Exhibit Number		Description
10.1
Soliciting Dealer Agreement, dated April 5, 2017 between Preferred Capital Securities, LLC and Investacorp, Inc. (Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 11, 2017)

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
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2017 and December 31, 2016, (ii) consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed herewith