Form 10-Q
period 2017-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2017-11-06
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of October 31, 2017 was 36,692,002.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
Assets

Real estate
Land	$345,110,008	$299,547,501
Building and improvements	1,802,229,802	1,513,293,760
Tenant improvements	45,208,781	23,642,361
Furniture, fixtures, and equipment	183,879,719	126,357,742
Construction in progress	11,946,666	2,645,634
Gross real estate	2,388,374,976	1,965,486,998
Less: accumulated depreciation	(147,799,077)	(103,814,894)
Net real estate	2,240,575,899	1,861,672,104
Real estate loans, net of deferred fee income	243,974,963	201,855,604
Real estate loans to related parties, net	165,229,952	130,905,464
Total real estate and real estate loan investments, net	2,649,780,814	2,194,433,172

Cash and cash equivalents	17,054,190	12,321,787
Restricted cash	50,645,432	55,392,984
Notes receivable	18,287,857	15,499,699
Note receivable and revolving line of credit due from related party	24,063,639	22,115,976
Accrued interest receivable on real estate loans	27,726,412	21,894,549
Acquired intangible assets, net of amortization of $64,043,523 and $46,396,254	86,295,192	79,156,400
Deferred loan costs on Revolving Line of Credit, net of amortization of $960,072 and $422,873	1,548,798	1,768,779
Deferred offering costs	6,025,155	2,677,023
Tenant lease inducements, net of amortization of $251,941 and $14,904	11,914,367	261,492
Tenant receivables (net of allowance of $488,953 and $663,912) and other assets	34,377,412	15,310,741

Total assets	$2,927,719,268	$2,420,832,602

Liabilities and equity

Liabilities
Mortgage notes payable, net of deferred loan costs of $26,994,828 and $22,007,641	$1,569,569,425	$1,305,870,471
Revolving line of credit	43,000,000	127,500,000
Term note payable, net of deferred loan costs of $5,806 and $40,095	10,994,194	10,959,905
Real estate loan participation obligation	17,877,914	20,761,819
Deferred revenue	23,361,489	—
Accounts payable and accrued expenses	34,298,797	20,814,910
Accrued interest payable	4,099,239	3,541,640
Dividends and partnership distributions payable	13,729,774	10,159,629
Acquired below market lease intangibles, net of amortization of $6,858,914 and $3,771,393	31,691,040	29,774,033
Security deposits and other liabilities	8,946,216	6,189,033
Total liabilities	1,757,568,088	1,535,571,440

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050,000 shares authorized; 1,141,331 and 924,855 shares issued; 1,115,616 and 914,422
shares outstanding at September 30, 2017 and December 31, 2016, respectively	11,156	9,144
Series M Redeemable Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 12,396 and 0 shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	124	—
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
35,597,744 and 26,498,192 shares issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	355,977	264,982
Additional paid-in capital	1,157,030,161	906,737,470
Accumulated earnings (deficit)	9,079,810	(23,231,643)
Total stockholders' equity	1,166,477,228	883,779,953
Non-controlling interest	3,673,952	1,481,209
Total equity	1,170,151,180	885,261,162

Total liabilities and equity	$2,927,719,268	$2,420,832,602

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$50,072,135	$37,319,207	$143,676,962	$96,541,544
Other property revenues	9,334,939	5,221,887	26,592,295	13,290,330
Interest income on loans and notes receivable	9,673,536	7,194,742	26,111,674	20,984,625
Interest income from related parties	5,819,589	3,801,501	15,971,516	10,310,563
Total revenues	74,900,199	53,537,337	212,352,447	141,127,062

Operating expenses:
Property operating and maintenance	7,900,753	5,504,848	21,637,551	13,883,133
Property salary and benefits (including reimbursements of $3,199,836,
$2,790,335, $8,995,087 and $7,670,403 to related party)	3,402,623	2,808,402	9,649,843	7,688,470
Property management fees (including $1,576,118, $1,444,518,
$4,582,037, and $3,656,209 to related parties)	2,053,446	1,724,411	6,016,003	4,308,841
Real estate taxes	7,705,706	4,789,085	23,289,784	15,457,134
General and administrative	1,701,574	1,144,256	4,861,083	3,255,728
Equity compensation to directors and executives	863,412	638,414	2,607,667	1,867,706
Depreciation and amortization	28,903,770	21,664,363	82,186,960	54,981,064
Acquisition and pursuit costs (including $0, $89,631,
$0 and $141,548 to related party)	—	1,357,537	14,002	6,885,864
Asset management fees to related party	5,147,606	3,759,084	14,524,517	9,484,161
Insurance, professional fees and other expenses	1,156,056	1,338,343	3,820,010	4,216,838
Total operating expenses	58,834,946	44,728,743	168,607,420	122,028,939

Contingent asset management and general and administrative expense fees	(655,944)	(736,960)	(1,001,864)	(1,458,245)

Net operating expenses	58,179,002	43,991,783	167,605,556	120,570,694

Operating income	16,721,197	9,545,554	44,746,891	20,556,368
Interest expense	16,678,418	12,234,174	48,085,016	30,688,505
Loss on extinguishment of debt	—	—	888,428	—

Net income (loss) before gain on sale of real estate	42,779	(2,688,620)	(4,226,553)	(10,132,137)
Gain on sale of real estate, net of disposition expenses	—	—	37,635,014	4,271,506
Net income (loss)	42,779	(2,688,620)	33,408,461	(5,860,631)

Consolidated net (income) loss attributable to non-controlling interests	(1,119)	86,484	(1,097,008)	175,045

Net income (loss) attributable to the Company	41,660	(2,602,136)	32,311,453	(5,685,586)

Dividends declared to preferred stockholders	(16,420,996)	(11,015,706)	(46,042,181)	(28,341,723)
Earnings attributable to unvested restricted stock	(4,302)	(6,159)	(11,743)	(12,434)

Net loss attributable to common stockholders	$(16,383,638)	$(13,624,001)	$(13,742,471)	$(34,039,743)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(0.49)	$(0.56)	$(0.46)	$(1.45)

Dividends per share declared on Common Stock	$0.235	$0.2025	$0.69	$0.5975

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	33,539,920	24,340,791	30,147,497	23,552,951

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the nine-month periods ended September 30, 2017 and 2016
(Unaudited)

	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings(Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9,144	$264,982	$906,737,470	$(23,231,643)	$883,779,953	$1,481,209	$885,261,162
Issuance of Units	2,289	—	228,248,476	—	228,250,765	—	228,250,765
Redemptions of Series A Preferred Stock	(153)	5,922	(4,506,174)	—	(4,500,405)	—	(4,500,405)
Issuance of Common Stock	—	49,067	76,755,412	—	76,804,479	—	76,804,479
Exercises of warrants	—	33,875	43,343,382	—	43,377,257	—	43,377,257
Syndication and offering costs	—	—	(26,725,432)	—	(26,725,432)	—	(26,725,432)
Equity compensation to executives and directors	—	—	357,300	—	357,300	—	357,300
Vesting of restricted stock	—	216	(216)	—	—	—	—
Conversion of Class A Units to Common Stock	—	1,915	1,676,579	—	1,678,494	(1,678,494)	—
Current period amortization of Class B Units	—	—	—	—	—	2,250,367	2,250,367
Net income	—	—	—	32,311,453	32,311,453	1,097,008	33,408,461
Reallocation adjustment to non-controlling interests	—	—	(1,146,165)	—	(1,146,165)	1,146,165	—
Distributions to non-controlling interests	—	—	—	—	—	(622,303)	(622,303)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(45,791,950)	—	(45,791,950)	—	(45,791,950)
Dividends to mShares preferred stockholders	—	—	(250,231)	—	(250,231)	—	(250,231)
Dividends to common stockholders ($0.69 per share)	—	—	(21,668,290)	—	(21,668,290)	—	(21,668,290)
Balance at September 30, 2017	$11,280	$355,977	$1,157,030,161	$9,079,810	$1,166,477,228	$3,673,952	$1,170,151,180

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the nine-month periods ended September 30, 2017 and 2016
(Unaudited)

	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2016	$4,830	$227,616	$536,450,877	$(13,698,520)	$522,984,803	$2,468,987	$525,453,790
Issuance of Units	3,233	—	322,937,157	—	322,940,390	—	322,940,390
Redemptions of Series A Preferred Stock	(43)	588	(3,020,673)	—	(3,020,128)	—	(3,020,128)
Issuance of common stock	—	1,973	2,858,311	—	2,860,284	—	2,860,284
Exercises of Warrants	—	15,163	16,181,146	—	16,196,309	—	16,196,309
Syndication and offering costs	—	—	(38,220,013)	—	(38,220,013)	—	(38,220,013)
Equity compensation to executives and directors	—	56	352,472	—	352,528	—	352,528
Vesting of restricted stock	—	228	(228)	—	—	—	—
Conversion of Class A Units to Common Stock	—	956	647,642	—	648,598	(648,598)	—
Current period amortization of Class B Units	—	—	—	—	—	1,542,182	1,542,182
Net loss	—	—	—	(5,685,586)	(5,685,586)	(175,045)	(5,860,631)
Class A Units issued for property acquisition	—	—	—	—	—	5,072,659	5,072,659
Minority interest in joint venture	—	—	—	—	—	450,000	450,000
Reallocation adjustment to non-controlling interests	—	—	6,914,403	—	6,914,403	(6,914,403)	—
Distributions to non-controlling interests	—	—	—	—	—	(476,293)	(476,293)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(28,341,723)	—	(28,341,723)	—	(28,341,723)
Dividends to common stockholders ($0.5975 per share)	—	—	(14,200,114)	—	(14,200,114)	—	(14,200,114)
Balance at September 30, 2016	$8,020	$246,580	$802,559,257	$(19,384,106)	$783,429,751	$1,319,489	$784,749,240

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$33,408,461	$(5,860,631)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	60,845,325	39,387,351
Amortization expense	21,341,635	15,593,713
Amortization of above and below market leases	(2,394,233)	(1,118,329)
Deferred revenues and fee income amortization	(1,526,037)	(725,913)
Amortization of market discount on assumed debt and lease incentives	364,439	—
Deferred loan cost amortization	3,906,753	2,431,809
(Increase) decrease in accrued interest income on real estate loans	(5,831,863)	(3,374,473)
Equity compensation to executives and directors	2,607,667	1,867,706
Gain on sale of real estate	(37,635,014)	(4,271,506)
Loss on extinguishment of debt	888,428	—
Other	189,400	56,582
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(7,818,433)	(1,230,183)
(Increase) in tenant lease incentives	(11,889,912)	—
Increase in accounts payable and accrued expenses	11,640,777	8,843,052
Increase in accrued interest and other liabilities	2,349,282	2,258,193
Net cash provided by operating activities	70,446,675	53,857,371

Investing activities:
Investments in real estate loans	(119,225,599)	(123,427,150)
Repayments of real estate loans	42,495,393	36,672,482
Notes receivable issued	(6,249,749)	(8,730,166)
Notes receivable repaid	3,506,767	12,895,101
Note receivable issued to and draws on line of credit by related party	(25,740,403)	(25,821,121)
Repayments of line of credit by related party	23,468,017	23,791,676
Origination fees received on real estate loans	2,592,766	2,695,961
Origination fees paid to Manager on real estate loans	(1,296,383)	(1,374,828)
Acquisition of properties	(455,619,414)	(740,597,973)
Disposition of properties, net	118,237,697	10,606,386
Additions to real estate assets - improvements	(12,200,993)	(7,613,065)
Deposits refunded (paid) on acquisitions	2,428,908	(3,118,370)
Decrease (increase) in restricted cash	5,389,992	(9,070,073)
Net cash used in investing activities	(422,213,001)	(833,091,140)

Financing activities:
Proceeds from mortgage notes payable	332,427,500	479,494,000
Repayments of mortgage notes payable	(121,065,587)	(7,748,011)
Payments for deposits and other mortgage loan costs	(11,579,899)	(15,400,974)
Payments for mortgage prepayment costs	(817,313)	—
Proceeds from real estate loan participants	224,188	5,575,484
Payments to real estate loan participants	(3,466,500)	—
Proceeds from lines of credit	190,000,000	357,136,020
Payments on lines of credit	(274,500,000)	(309,636,020)
Proceeds from Term Loan	—	46,000,000
Repayment of the Term Loan	—	(35,000,000)
Proceeds from sales of Units, net of offering costs and redemptions	201,799,430	287,830,612
Proceeds from sales of Common Stock	74,213,118	2,810,156
Proceeds from exercises of Warrants	39,430,314	19,831,294
Common Stock dividends paid	(19,250,649)	(13,523,075)
Preferred stock dividends paid	(44,889,676)	(26,735,870)
Distributions to non-controlling interests	(605,479)	(350,079)
Payments for deferred offering costs	(5,420,718)	(3,476,989)
Contribution from non-controlling interests	—	450,000
Net cash provided by financing activities	356,498,729	787,256,548

Net increase in cash and cash equivalents	4,732,403	8,022,779
Cash and cash equivalents, beginning of period	12,321,787	2,439,605
Cash and cash equivalents, end of period	$17,054,190	$10,462,384

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
	Nine months ended September 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$43,493,263	$26,569,933

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$2,531,863	$1,125,774
Writeoff of fully depreciated or amortized assets and liabilities	$620,201	$149,288
Writeoff of fully amortized deferred loan costs	$—	$826,359
Writeoff of assets due to hurricane damages	$7,939,095	$—
Lessee-funded tenant improvements, capitalized as landlord assets	$23,818,305	$—
Dividends payable - Common Stock	$8,158,256	$4,992,038
Dividends payable - Series A Preferred Stock	$5,481,080	$3,885,123
Dividends payable - mShares Preferred Stock	$90,438	$—
Dividends declared but not yet due and payable	$33,094	$—
Partnership distributions payable to non-controlling interests	$211,781	$179,449
Accrued and payable deferred offering costs	$479,441	$690,643
Offering cost reimbursement to related party	$324,638	$482,871
Reclass of offering costs from deferred asset to equity	$2,193,139	$6,080,235
Fair value of OP units issued for property	$—	$5,072,659
Extinguishment of land loan for property	$—	$12,500,000
Proceeds of like-kind exchange funds for dispositions	$31,288,252	$—
Use of like-kind exchange funds for acquisitions	$31,288,252	$—
Fair value issuances of equity compensation	$4,088,499	$3,152,312
Mortgage loans assumed on acquisitions	$57,324,227	$43,103,275
Noncash repayment of mortgages through refinance	$65,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2017

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

As of September 30, 2017, the Company had 35,597,744 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 97.5% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 901,195 at September 30, 2017 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

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
September 30, 2017

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
September 30, 2017

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
Grocery-anchored shopping centers and office buildings
Rental revenue from tenants' operating leases in the Company's grocery-anchored shopping centers and office buildings is recognized on a straight-line basis over the term of the lease. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized in the period in which the related expenses are incurred. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company estimates the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. The Company may provide retail and office building tenants an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements. For our Preferred Office Properties, if the improvement is deemed to be a “landlord asset,” and the tenant funded the tenant improvements, the cost is amortized over the term of the underlying lease as rental revenues. In order to qualify as a landlord asset, the specifics of the tenant’s assets are reviewed, including the Company's approval of the tenant’s detailed expenditures, whether such assets may be usable by other future tenants, whether the Company has consent to alter or remove the assets from the premises and generally remain the Company's property at the end of the lease.
Acquisition Costs

Through December 31, 2016, the Company expensed property acquisition costs as incurred, which include costs such as due diligence, legal, certain accounting, environmental and consulting, when the acquisition constituted a business combination. As described below in the section entitled New Accounting Pronouncements, Accounting Standards Update 2017-01 was adopted by the Company effective January 1, 2017, which changed the definition of a business. Under this new guidance, most property acquisitions made by the Company will fall within the category of acquired assets rather than acquired businesses. This distinction will cause the Company to capitalize its costs for acquisitions (including, effective July 1, 2017, a 1% acquisition fee), allocate them to the fair value of acquired assets and liabilities and amortize these costs over the remaining useful lives of those assets and liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018, when effective. In addition, the evaluation of non-lease components under ASU 2014-09 will not be effective until Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02") becomes effective (see further discussion below), which will be first quarter of 2019 for the Company. The Company has determined that approximately 90% of its revenues from its New Market Properties and office building segments are derived from either long-term leases with its tenants or reimbursement of property tax and insurance expenses, which are excluded from the scope of the ASU 2014-09. Of the remaining 10% of New Market Properties and office building segment revenues, the majority is comprised of common area maintenance (“CAM”) reimbursements, which is a non-lease component under ASU 2014-09 and therefore within its scope of adoption. Based on management's assessment to date, the Company does not expect the timing of the recognition of reimbursement revenue and other miscellaneous income to change as a result of the new guidance, though certain classifications will change between rental revenue and tenant reimbursements. Similarly, the Company's multifamily communities segment derives the majority of its revenues from rental operations, to which this standard is not applicable. However, the Company does provide non-rental services to its residents related to ancillary services and is currently evaluating the various revenue streams to identify any potential sources which may require bifurcation and reclassification. The Company is continuing to evaluate the impact the adoption of ASU 2014-09 will have on its results of operations and financial condition.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and supersedes the previous standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company anticipates adopting ASC 842 utilizing the modified retrospective method and is continuing to evaluate the impacts this standard will have on its results of operations and financial condition.

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
September 30, 2017

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

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company believes its future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing properties will generally qualify as asset acquisitions. To the extent acquisitions are deemed to be asset acquisitions, acquisition costs have been and will be capitalized and amortized rather than expensed as incurred. The impact of the adoption of ASU 2017-01 was an decrease of approximately $3.4 million of the Company's reported net income available to common stockholders for the three-month period ended September 30, 2017 and a decrease of approximately $6.1 million of the Company's reported net loss available to common stockholders for the nine-month period ended September 30, 2017 than it would have under previous guidance.

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017.  The new standard may be applied retrospectively to each prior period presented or under the modified retrospective method, with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt ASU 2017-05 utilizing the modified retrospective method and is continuing to evaluate the effect the adoption of ASU 2017-05 will have on its results of operations and financial condition.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	9/30/17	12/31/16
Multifamily communities:
Properties (1)	29	24
Units	9,086	8,049
New Market Properties (2)
Properties	37	31
Gross leasable area (square feet) (3)	3,854,196	3,295,491
Student housing properties:
Properties	2	1
Units	444	219
Beds	1,319	679
Preferred Office Properties:
Properties	3	3
Rentable square feet	1,094,000	1,096,834

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

Storm-related costs

The Company sustained damages at its Stone Creek multifamily community from Hurricane Harvey during the third quarter. The resulting impact required the write-off of approximately $6.9 million in depreciated real estate assets. Additional storm-related costs included approximately $217,000 during the three-month period ended September 30, 2017 for the related insurance deductible, lost rent, and other related costs.

Multifamily communities sold

On January 20, 2017, the Company closed on the sale of its 364-unit multifamily community in Kansas City, Kansas, or Sandstone Creek, to an unrelated third party for a purchase price of $48.1 million, exclusive of closing costs and resulting in a gain of $0.3 million, which is net of disposition expenses including $1.4 million of debt defeasance related costs. Sandstone Creek contributed approximately $1.2 million and $(0.9) million of net income (loss) to the consolidated operating results of the Company for the nine-month periods ended September 30, 2017 and 2016, respectively.

On March 7, 2017, the Company closed on the sale of its 408-unit multifamily community in Atlanta, Georgia, or Ashford Park, to an unrelated third party for a purchase price of $65.5 million, exclusive of closing costs and resulting in a gain of $30.4 million, which is net of disposition expenses including $1.1 million of debt defeasance related costs plus a prepayment premium of approximately $0.4 million. Ashford Park contributed approximately $2.3 million and $0.6 million of net income to the consolidated operating results of the Company for the nine-month periods ended September 30, 2017 and 2016, respectively.

On May 25, 2017, the Company closed on the sale of its 300-unit multifamily community in Dallas, Texas, or Enclave at Vista Ridge, to an unrelated third party for a purchase price of $44.0 million, exclusive of closing costs and resulting in a gain of $6.9 million, net of disposition expenses including $2.1 million of debt defeasance related costs. Enclave at Vista Ridge contributed approximately $9.8 million and $(0.2) million of net income (loss) to the consolidated operating results of the Company for the nine-month periods ended September 30, 2017 and 2016, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

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

Multifamily communities acquired

During the nine-month period ended September 30, 2017, the Company completed the acquisition of the following multifamily communities and student housing property:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

2/28/2017	SoL (2)	Tempe, Arizona	$53.3	225
3/3/2017	Broadstone at Citrus Village	Tampa, Florida	$47.4	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	$50.0	312
3/31/2017	Founders Village	Williamsburg, Virginia	$44.4	247
4/26/2017	Claiborne Crossing	Louisville, Kentucky	$45.2	242
7/26/2017	Luxe at Lakewood Ranch	Sarasota, Florida	$56.1	280
9/27/2017	Adara Overland Park	Kansas City, Kansas	$45.5	260
9/29/2017	Aldridge at Town Village	Atlanta, Georgia	$54.2	300
9/29/2017	The Reserve at Summit Crossing	Atlanta, Georgia	$30.9	172

				2,334
(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.
(2) A 640-bed student housing community located adjacent to the campus of Arizona State University in Tempe, Arizona.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

The Company allocated the purchase prices and, for acquisitions that closed subsequent to January 1, 2017, capitalized acquisition costs, to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

2017 Multifamily Communities acquired	Broadstone at Citrus Village	SoL	Retreat at Greystone	Founders Village	Claiborne Crossing	Luxe at Lakewood Ranch	Adara Overland Park	Aldridge at Town Village	The Reserve at Summit Crossing

Land	$4,809,113	$7,440,934	$4,077,262	$5,314,862	$2,147,217	$4,851,844	$2,854,466	$7,122,413	$4,374,721
Buildings and improvements	34,180,983	40,058,727	35,336,277	32,853,763	30,551,646	43,694,577	31,005,403	34,683,056	20,968,236
Furniture, fixtures and equipment	6,299,645	3,771,432	9,125,302	5,907,345	7,027,257	7,338,151	11,024,144	10,735,231	4,970,893
Lease intangibles	1,624,752	2,344,404	1,844,476	1,421,197	1,268,810	1,014,150	1,279,589	2,270,915	925,176
Mark to market debt assumption asset	893,385	—	—	—	4,447,751	—	—	—	—
Prepaids & other assets	744,970	808,045	871,684	938,419	1,120,728	1,387,129	604,973	779,945	384,220
Escrows	67,876	—	101,503	—	—	—	—	—	—
Accrued taxes	(108,286)	(71,856)	(139,046)	—	(115,728)	(404,690)	(308,299)	—	—
Security deposits, prepaid rents, and other liabilities	(24,887)	(377,735)	(108,573)	(103,204)	(130,850)	(57,933)	(31,941)	(143,024)	(43,246)

Net assets acquired	$48,487,551	$53,973,951	$51,108,885	$46,332,382	$46,316,831	$57,823,228	$46,428,335	$55,448,536	$31,580,000

Cash paid	$18,237,551	$16,488,951	$1,660,888	$1,438,320	$19,242,604	$18,535,728	$14,578,335	$5,185,142	$3,333,770
Use of 1031 proceeds	—	—	14,237,997	13,289,062	—	—	—	—	—
Mezzanine loan conversion	—	—	—	—	—	—	—	12,253,394	8,171,230
Mortgage debt	30,250,000	37,485,000	35,210,000	31,605,000	27,074,227	39,287,500	31,850,000	38,010,000	20,075,000

Total consideration	$48,487,551	$53,973,951	$51,108,885	$46,332,382	$46,316,831	$57,823,228	$46,428,335	$55,448,536	$31,580,000

Three months ended September 30, 2017:
Revenue	$1,168,000	$1,412,000	$1,215,000	$1,029,000	$1,035,000	$877,000	$32,000	$1,000	$—
Net income (loss)	$(621,000)	$(1,213,000)	$(789,000)	$(508,000)	$(836,000)	$(679,000)	$(179,000)	$(219,000)	$(105,000)

Nine months ended September 30, 2017:
Revenue	$2,628,000	$3,305,000	$2,513,000	$2,032,000	$1,767,000	$877,000	$32,000	$1,000	$—
Net income (loss)	$(1,414,000)	$(3,108,000)	$(1,719,000)	$(1,213,000)	$(1,663,000)	$(679,000)	$(179,000)	$(219,000)	$(105,000)

Capitalized acquisition costs incurred by the Company	$458,000	$290,000	$383,000	$1,103,000	$293,000	$759,000	$646,000	$602,000	$354,000
Acquisition costs paid to related party (included above)	$24,000	$60,000	$56,000	$8,000	$22,000	$561,000	$455,000	$542,000	$309,000
Remaining amortization period of intangible
assets and liabilities (months)	38.4	0	5.5	5.5	126.1	6.5	9.5	13.5	11.5

(1) The Company's real estate loan investment in support of Founders Village was repaid in full at the closing of the acquisition of the property.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

2016 Multifamily Communities acquired	North by Northwest	Avalon Park	Overton Rise	Baldwin Park	Crosstown Walk	City Vista	Sorrel

Land	$8,281,054	$7,410,048	$8,511,370	$17,402,882	$5,178,375	$4,081,683	$4,412,164
Buildings and improvements	34,355,922	80,558,636	44,710,034	87,105,757	33,605,831	36,084,007	35,512,257
Furniture, fixtures and equipment	2,623,916	1,790,256	6,286,105	3,358,589	5,726,583	5,402,228	6,705,040
Lease intangibles	799,109	2,741,060	1,611,314	2,882,772	1,323,511	2,100,866	1,495,539
Prepaids & other assets	79,626	99,297	73,754	229,972	125,706	167,797	—
Escrows	1,026,419	3,477,157	354,640	2,555,753	291,868	599,983	623,791
Accrued taxes	(321,437)	(394,731)	(66,422)	(17,421)	(25,983)	(245,326)	(437,510)
Security deposits, prepaid rents, and other liabilities	(159,462)	(207,623)	(90,213)	(226,160)	(53,861)	(141,238)	(68,828)

Net assets acquired	$46,685,147	$95,474,100	$61,390,582	$113,292,144	$46,172,030	$48,050,000	$48,242,453

Cash paid	$12,831,872	$30,474,100	$20,090,582	$35,492,144	$13,632,030	—	$14,642,453
Real estate loan settled	—	—	—	—	—	12,500,000	—
Joint venture partner	—	—	—	—	—	(450,000)	—
Mortgage debt	33,853,275	65,000,000	41,300,000	77,800,000	32,540,000	36,000,000	33,600,000

Total consideration	$46,685,147	$95,474,100	$61,390,582	$113,292,144	$46,172,030	$48,050,000	$48,242,453

Three months ended September 30, 2017:
Revenue	$1,551,000	$2,044,000	$1,309,000	$2,421,000	$1,339,000	$1,143,000	$1,102,000
Net income (loss)	$(37,000)	$(573,000)	$(144,000)	$(645,000)	$(121,000)	$(341,000)	$(441,000)

Nine months ended September 30, 2017:
Revenue	$4,486,000	$6,059,000	$3,888,000	$7,135,000	$3,929,000	$3,311,000	$3,315,000
Net income (loss)	$(166,000)	$(2,853,000)	$(411,000)	$(1,915,000)	$(250,000)	$(1,889,000)	$(1,668,000)

Capitalized acquisition costs incurred by the Company	$40,000	$1,314,000	$116,000	$1,847,000	$320,000	$18,000	$529,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

Grocery-anchored shopping centers acquired

During the nine months ended September 30, 2017, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Gross leasable area (square feet)
4/21/2017	Castleberry-Southard	Atlanta, Georgia	$17.6	80,018
6/6/2017	Rockbridge Village	Atlanta, Georgia	$20.3	102,432
7/26/2017	Irmo Station	Columbia, SC	$16.0	99,384
8/25/2017	Maynard Crossing	Raleigh, NC	$29.9	122,781
9/8/2017	Woodmont Village	Atlanta, GA	$13.5	85,639
9/22/2017	West Town Market	Charlotte, NC	$14.3	67,883

				558,137

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

New Market Properties 2017 acquisitions	Castleberry-Southard	Rockbridge Village	Irmo Station	Maynard Crossing	Woodmont Village	West Town Market

Land	$3,023,731	$3,141,325	$3,602,466	$6,303,787	$2,712,907	$1,936,572
Buildings and improvements	13,471,240	15,666,091	11,555,942	21,773,900	9,836,799	12,092,823
Tenant improvements	670,376	278,340	303,449	791,792	193,347	205,557
In-place leases	990,663	1,249,694	773,530	1,479,507	1,721,425	1,042,631
Above market leases	123,084	59,267	12,811	338,002	—	—
Leasing costs	464,544	301,761	214,340	465,414	413,237	315,624
Below market leases	(1,081,145)	(332,725)	(225,228)	(866,380)	(1,521,305)	(1,142,446)
Other assets	67,899	7,136	132,622	258,658	—	146,864
Other liabilities	(162,499)	(89,212)	(59,395)	(95,119)	(82,041)	(76,323)

Net assets acquired	$17,567,893	$20,281,677	$16,310,537	$30,449,561	$13,274,369	$14,521,302

Cash paid	$2,306,703	$6,031,677	$5,660,537	$11,949,561	$4,499,369	$5,521,302
Use of 1031 proceeds	3,761,190	—	—	—	—	—
Mortgage debt	11,500,000	14,250,000	10,650,000	18,500,000	8,775,000	9,000,000

Total consideration	$17,567,893	$20,281,677	$16,310,537	$30,449,561	$13,274,369	$14,521,302

Three months ended September 30, 2017:
Revenue	$394,000	$408,000	$248,000	$229,000	$88,000	$32,000
Net income (loss)	$3,000	$(43,000)	$(75,000)	$(98,000)	$7,000	$(17,000)

Nine months ended September 30, 2017:
Revenue	$640,000	$518,000	$248,000	$229,000	$88,000	$32,000
Net income (loss)	$(85,000)	$(35,000)	$(75,000)	$(98,000)	$7,000	$(17,000)

Capitalized acquisition costs incurred by the Company	$78,000	$131,000	$226,000	$379,000	$200,000	$201,000
Capitalized acquisition costs paid to related party (included above)	$19,000	$23,000	$161,000	$307,000	$135,000	$144,000
Remaining amortization period of intangible
assets and liabilities (years)	9.8	7.7	2.9	5.1	7.9	8.6

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

New Market Properties 2016 acquisitions	Market at Victory Village		Southeastern Six Portfolio	Wade Green Village		Lakeland Plaza	Sunbelt 7 Portfolio

Land	$2,271,224		$14,081,647	$1,840,284		$7,079,408	$36,198,658
Buildings and improvements	11,872,222		48,598,731	8,159,147		32,258,335	109,504,038
Tenant improvements	402,973		993,530	251,250		828,966	2,143,404
In-place leases	847,939		4,906,398	841,785		2,947,175	11,005,662
Above-market leases	100,216		86,234	107,074		1,349,624	458,353
Leasing costs	253,640		992,143	167,541		1,287,825	4,116,560
Below-market leases	(198,214)		(1,069,877)	—		(797,729)	(7,617,485)
Other assets	157,775		600,069	10,525		—	3,409,838
Other liabilities	(179,546)		(437,008)	(59,264)		(180,331)	(1,196,579)

Net assets acquired	$15,528,229		$68,751,867	$11,318,342		$44,773,273	$158,022,449

Cash paid	$6,278,229		$43,751,867	$6,245,683	(1)	$14,773,273	$60,368,449
Class A OP Units granted	—		—	5,072,659	(2)	—	—
Mortgage debt	9,250,000	(3)	25,000,000	—	(4)	30,000,000	97,654,000

Total consideration	$15,528,229		$68,751,867	$11,318,342		$44,773,273	$158,022,449

Three months ended September 30, 2017:
Revenue	$331,000		$1,604,000	$260,000		$933,000	$3,278,000
Net loss	$(36,000)		$(52,000)	$(79,000)		$(100,000)	$(248,000)

Nine months ended September 30, 2017:
Revenue	$1,026,000		$4,759,000	$781,000		$2,822,000	$9,837,000
Net loss	$(87,000)		$(229,000)	$(259,000)		$(346,000)	$(1,227,000)

Cumulative acquisition costs incurred by the Company	$111,000		$633,000	$297,000		$255,000	$691,000
Remaining amortization period of intangible
assets and liabilities (years)	7.9		3.9	1.7		6.9	9.0

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
September 30, 2017

Preferred Office Properties

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

The Company recorded aggregate amortization and depreciation expense of:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Depreciation:
Buildings and improvements	$14,084,126	$9,637,960	$39,928,817	$24,251,696
Furniture, fixtures, and equipment	7,697,513	5,775,856	20,916,508	15,135,655
	21,781,639	15,413,816	60,845,325	39,387,351
Amortization:
Acquired intangible assets	6,724,543	6,205,194	20,744,743	15,523,359
Deferred leasing costs	381,103	38,621	562,865	53,510
Website development costs	16,485	6,732	34,027	16,844
Total depreciation and amortization	$28,903,770	$21,664,363	$82,186,960	$54,981,064

At September 30, 2017, the Company had recorded gross intangible assets of $164.4 million, and accumulated amortization of $64.0 million; gross intangible liabilities of $38.5 million and accumulated amortization of $6.9 million. Net intangible assets and liabilities as of September 30, 2017 will be amortized over the weighted average remaining amortization periods of approximately 7.0 years and 8.9 years, respectively.

4.     Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

	September 30, 2017	December 31, 2016
Number of loans	27	26
Drawn amount	$411,300,449	$334,570,242
Deferred loan origination fees	(2,095,534)	(1,809,174)
Carrying value	$409,204,915	$332,761,068

Unfunded loan commitments	$92,666,156	$76,546,234
Weighted average current interest, per annum (paid monthly)	8.48%	8.26%
Weighted average accrued interest, per annum	5.10%	5.26%

	Principal balance	Deferred loan origination fees	Carrying value
Balances as of December 31, 2016	$334,570,242	$(1,809,174)	$332,761,068
Loan fundings	119,225,599	—	119,225,599
Loan repayments	(42,495,392)	—	(42,495,392)
Commitment fees collected	—	(1,281,383)	(1,281,383)
Amortization of commitment fees	—	995,023	995,023
Balances as of September 30, 2017	$411,300,449	$(2,095,534)	$409,204,915

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
Multifamily communities	16	$234,186,944	$299,657,110	57%
Student housing properties	9	154,177,450	182,952,490	38%
Grocery-anchored shopping centers	1	12,852,591	12,857,005	3%
Other	1	7,987,930	8,500,000	2%
Balances as of September 30, 2017	27	$409,204,915	$503,966,605

The Palisades, Green Park and Stadium Village (see note 16) loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's liability under the loan participation agreements at September 30, 2017 was approximately $17.9 million.

The Company's real estate loans are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrowers. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Crescent Avenue, Haven Northgate, Brentwood, and Berryessa loans are also collateralized by the acquired land or property. The18 Nineteen and Haven South loans are additionally collateralized by an assignment by the developer of security interests in unrelated projects. Prepayment of the real estate loans are permitted in whole, but not in part, without the Company's consent.

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At September 30, 2017, none of the Company's real estate loans were delinquent.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

Our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				9/30/2017	12/31/2016

360 Residential, LLC (1)	3/20/2013	12/31/2017	$2,000,000	$1,958,998	$1,472,571	12%
Preferred Capital Marketing Services, LLC (2)	1/24/2013	12/31/2017	1,500,000	926,422	1,082,311	10%
Oxford Contracting, LLC (1)	8/27/2013	(3)	-3	—	1,475,000	8%
Preferred Apartment Advisors, LLC (1,2,4)	8/21/2012	12/31/2018	18,000,000	15,812,313	13,708,761	8%
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2017	11,110,000	7,324,904	7,324,904	12%
Oxford Capital Partners, LLC (1,5)	10/5/2015	12/31/2017	10,150,000	8,972,378	7,870,865	12%
Newport Development Partners, LLC (1)	6/17/2014	6/30/2018	3,000,000	—	—	12%
360 Residential, LLC II (1)	12/30/2015	12/31/2017	3,255,000	3,230,232	2,884,845	15%
Mulberry Development Group, LLC (1)	3/31/2016	6/30/2018	500,000	420,000	177,000	12%
Mulberry Alexandria Group, LLC	7/31/2017	12/31/2017	1,400,000	990,154	—	12%
360 Capital Company, LLC (1)	5/24/2016	12/31/2017	3,900,000	2,730,499	1,678,999	12%

Unamortized loan fees				(14,404)	(59,581)

			$54,815,000	$42,351,496	$37,615,675

(1) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(2) See related party disclosure in Note 6.
(3) Note was repaid on April 6, 2017 and terminated at its maturity date of April 30, 2017.
(4) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the Sixth Amended and Restated Management Agreement between the Company and the Manager.

(5) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2,000,000 are collateralized by a personal guaranty of repayment by the principals of the borrower.

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Real estate loans:
Current interest payments	$8,956,012	$5,902,915	$23,996,934	$16,913,037
Additional accrued interest	5,005,796	3,917,641	13,894,268	10,633,937
Deferred origination fee amortization	408,077	201,147	995,023	636,875

Total real estate loan revenue	14,369,885	10,021,703	38,886,225	28,183,849
Interest income on notes and lines of credit	1,123,240	974,540	3,196,965	3,111,339

Interest income on loans and notes receivable	$15,493,125	$10,996,243	$42,083,190	$31,295,188

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2017 of approximately $371.3 million. The maximum aggregate amount of loans to be funded as of September 30, 2017 was approximately $461.6 million.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Encore, Encore Capital, Green Park, Stadium Village, Bishop Street, Dawsonville Marketplace, Crescent Avenue, 360 Forsyth, Morosgo and TP Kennesaw loans, all of which are partially supporting proposed various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of September 30, 2017 totaled approximately $98.4 million (with a total commitment amount of approximately $142.7 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

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

For the $1.5 Billion Unit Offering, as of September 30, 2017, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $14.9 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $3.0 million. As of September 30, 2017, the Company had issued 151,923 Units and collected net proceeds of approximately $136.5 million after commissions under the $1.5 Billion Unit Offering. The number of Units issued was approximately 10.1% of the maximum number of Units anticipated to be issued under the $1.5 Billion Unit Offering. Consequently, the Company cumulatively recognized approximately 10.1% of the approximate $3.0 million deferred to date, or approximately $300,000 as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $2.7 million, are reflected in the asset section of the consolidated

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

balance sheet as deferred offering costs at September 30, 2017. The remainder of current and future deferred offering costs related to the $1.5 Billion Unit Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of approximately 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

Cumulatively, a total of 25,715 shares of Preferred Stock have been subsequently redeemed from the Primary Series A Offering, the Follow-on Offering, and the $1.5 Billion Unit Offering.

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

On May 5, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211178), or the New Shelf Registration Statement, for an offering of up to $300 million of equity or debt securities, or the Shelf Offering, which was declared effective by the SEC on May 17, 2016. Deferred offering costs related to this Shelf Registration Statement totaled approximately $1.9 million as of September 30, 2017, of which $628,000 has been reflected as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $1.3 million, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at September 30, 2017.

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

The Company filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering (the "2016 ATM Offering") through the sales agents named in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering to repay outstanding amounts under our existing senior secured revolving credit facility and for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. Through September 30, 2017, the Company cumulatively sold 3.4 million shares of common stock through the ATM Offering and collected net proceeds of approximately $51.0 million.

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

As of September 30, 2017, offering costs specifically identifiable to mShares Offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $0.6 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $2.2 million. As of September 30, 2017, the Company had issued 12,396 mShares and collected net proceeds of approximately $11.8 million after commissions under the mShares Offering. The number of mShares issued was approximately 2.5% of the maximum number of mShares anticipated to be issued under the mShares Offering. Consequently, the Company cumulatively recognized approximately 2.5% of the approximate $2.2 million deferred to date, or approximately $54,000 as a

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $2.1 million are reflected in the asset section of the consolidated balance sheet as deferred offering costs at September 30, 2017. The remainder of current and future deferred offering costs related to the mShares Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number of mShares issued to the maximum number of mShares anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of approximately 1.5% (discussed further below) of the total gross proceeds raised during the mShares Offering.

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
September 30, 2017

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Three months ended September 30,		Nine months ended September 30,
Type of Compensation	Basis of Compensation	2017	2016	2017	2016

Acquisition fees	As of July 1, 2017, 1.0% of the gross purchase price of real estate assets	$2,604,551	$—	$2,604,551	$—
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	878,939	250,602	1,296,383	1,374,828
Loan coordination fees	As of January 1, 2016, 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property. Effective July 1, 2017, the fee was reduced to 0.6% of any such debt.	1,056,885	3,493,227	4,066,393	8,178,836
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,191,817	2,196,363	9,313,759	5,708,868
Property management fees	Monthly fee equal to 4% of the monthly gross revenues of the properties managed	1,569,603	1,438,569	4,554,880	3,629,322
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,306,360	831,711	3,849,481	2,343,936
Construction management fees	Quarterly fee for property renovation and takeover projects	62,130	53,935	222,539	126,446

		$10,670,285	$8,264,407	$25,907,986	$21,362,236

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

As of July 1, 2017, the Manager reduced the loan coordination fee from 1.6% to 0.6% of the amount of assumed, new or incremental debt which leverages acquired real estate assets. In addition, the Manager reinstated a 1% acquisition fee charged on the cost of acquired real estate assets, which had historically been charged prior to its replacement effective January 1, 2016 by the 1.6% loan coordination fee. These changes were put in place to reflect a shift in the efforts of the Manager in property acquisitions.

On May 25, 2017,we closed on the sale of our Enclave at Vista Ridge multifamily community to an unrelated third party. At such date, the Manager collected a cumulative total of approximately $390,000 of contingent fees. The sales transaction, and the fact that the Company’s capital contributions for the Enclave at Vista Ridge property achieved a greater than 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.

A cumulative total of approximately $5.1 million of combined asset management and general and administrative fees related to acquired properties as of September 30, 2017 have been forfeited by the Manager. A total of $4.3 million remains contingent and could possibly be earned by the Manager in the future.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Three months ended September 30,		Nine months ended September 30,
2017	2016	2017	2016
$3,199,836	$2,790,335	$8,995,087	$7,670,403

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $324,638 and $356,752 for the nine-month periods ended September 30, 2017 and 2016, respectively and PCS was reimbursed $790,804 and $768,869 for the nine-month periods ended September 30, 2017 and 2016, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven 12, Stadium Village, 18 Nineteen, Haven South, Haven 46, Lubbock II, Haven Northgate and Haven Charlotte real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned disposition fees totaling $1,576,000 for the nine-month period ended September 30, 2017 on the sale of the Ashford Park, Sandstone Creek and Enclave at Vista Ridge properties, and $390,000 for the nine-month period ended September 30, 2016 on the sale of the Trail Creek property. These fees are included in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations. The Manager also receives leasing commission fees. Retail leasing commission fees (a) for new retail leases are equal to the greater of (i) $4.00 per square foot, and (ii) 4.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the original lease term; and (b) for lease renewals are equal to the greater of (i) $2.00 per square foot, and (ii) 2.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the newly renewed lease term. There are no commissions payable on retail lease renewals thereafter. Office leasing commission fees (a) for new office leases are equal to 50.0% of the first month’s gross rent plus 2.0% of the remaining fixed gross rent on the guaranteed lease term, (b) in the event of co-broker participation in a new lease, the leasing commission determined for a new lease are equal to 150.0% of the first month’s gross rent plus 6% of the remaining fixed gross rent of the guaranteed lease term, and (c) for lease renewals, are equal to 2% of the fixed gross rent of the guaranteed lease term or, in the event of a co-broker, 6% of the fixed gross rent of the guaranteed lease term. Office leasing commission fees may not exceed market rates for office leasing services.

The Company holds a promissory note in the amount of $926,422 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $18.0 million to its Manager.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month and beginning in March 2017, on its Series M Preferred Stock, on an escalating scale of $4.79 per month in year one, increasing to $6.25 per month in year eight and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

The Company's cash distributions on its Preferred Stock were:

2017			2016
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2017	932,413	$4,641,149	January 30, 2016	482,774	$2,481,086
February 28, 2017	977,267	4,849,032	February 27, 2016	516,017	2,630,601
March 31, 2017	979,309	4,938,098	March 31, 2016	544,129	2,770,048
April 28, 2017	992,774	5,000,060	April 29, 2016	582,720	2,979,196
May 31, 2017	1,019,046	5,085,694	May 31, 2016	617,994	3,143,567
June 30, 2017	1,041,187	5,237,872	June 30, 2016	651,439	3,321,519
July 31, 2017	1,061,179	5,299,654	July 29, 2016	682,392	3,458,513
August 31, 2017	1,086,714	5,412,511	August 31, 2016	721,143	3,671,020
September 29, 2017	1,113,896	5,545,017	September 30, 2016	765,185	3,886,173

	Total	$46,009,087		Total	$28,341,723

The Company's dividend activity on its Common Stock for the nine-month periods ended September 30, 2017 and 2016 was:

2017				2016
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 15, 2017	27,139,354	$0.220	$5,970,658	March 15, 2016	23,041,502	$0.1925	$4,435,489
June 15, 2017	32,082,451	0.235	7,539,376	June 15, 2016	23,568,328	0.2025	4,772,587
September 15, 2017	34,715,982	0.235	8,158,256	September 15, 2016	24,652,041	0.2025	4,992,038

		$0.69	$21,668,290			$0.5975	$14,200,114

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At September 30, 2017, the Company had 901,195 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2017			2016
Record date	Payment date	Aggregate distributions	Record date	Payment date	Aggregate distributions
March 15, 2017	April 14, 2017	$198,742	March 15, 2016	April 15, 2016	$117,395
June 15, 2017	July 14, 2017	211,781	June 15, 2016	July 15, 2016	179,449
September 15, 2017	October 16, 2017	211,781	September 15, 2016	October 14, 2016	179,449

		$622,304			$476,293

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

Equity compensation expense by award type for the Company was:

	Three months ended September 30,		Nine months ended September 30,		Unamortized expense as of September 30,
	2017	2016	2017	2016	2017

Quarterly board member committee fee grants	$—	$18,030	$—	$48,021	$—
Class B Unit awards:
Executive officers - 2015	—	—	—	5,236	—
Executive officers - 2016	74,470	517,884	237,714	1,536,946	374,753
Executive officers - 2017	678,176	—	2,012,653	—	1,401,140
Restricted stock grants:
2015	—	—	—	106,670	—
2016	—	102,500	136,667	170,833	—
2017	90,005	—	150,008	—	210,011
Restricted stock units	20,761	—	70,625	—	211,878

Total	$863,412	$638,414	$2,607,667	$1,867,706	$2,197,782

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for the 2015 and 2016 service years vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost
2015	30,133	$10.62	$320,012
2016	30,990	$13.23	$409,998
2017	24,408	$14.75	$360,018

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
September 30, 2017

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

Because RSUs are valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions and Monte Carlo result of $11.92 per RSU were utilized to calculate the total fair value of the RSUs of $320,648. Grants of RSUs, net of forfeitures, are amortized as compensation expense

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

over the three one-year periods ending on each of January 2, 2018, 2019 and 2020. As of September 30, 2017, a total of 3,200 RSUs had been forfeited.

9. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

The Company partially financed the real estate properties acquired during the nine-month period ended September 30, 2017 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount	Fixed/Variable rate	Rate / spread over 1 month LIBOR	Maturity date	Interest only through date
SoL	2/28/2017	$37,485,000	Variable	200 BPS	3/1/2022	3/1/2022
Citrus Village	3/3/2017	30,250,000	Fixed	3.65%	6/10/2023	6/9/2017
Retreat at Greystone	3/24/2017	35,210,000	Variable	185 BPS	3/1/2022	3/1/2022
Founders Village	3/31/2017	31,605,000	Fixed	4.31%	4/1/2027	N/A
Claiborne Crossing	4/26/2017	28,179,500	Fixed	2.89%	6/1/2054	N/A
Castleberry-Southard	4/21/2017	11,500,000	Fixed	3.99%	5/1/2027	N/A
Rockbridge Village	6/6/2017	14,250,000	Fixed	3.73%	7/5/2027	N/A
Luxe at Lakewood Ranch	7/26/2017	39,287,500	Fixed	3.93%	8/1/2027	N/A
Irmo Station	7/26/2017	10,650,000	Fixed	3.94%	8/1/2030	N/A
Maynard Crossing	8/25/2017	18,500,000	Fixed	3.74%	9/1/2032	N/A
Woodmont Village	9/8/2017	8,775,000	Fixed	4.13%	10/1/2027	N/A
West Town Market	9/22/2017	9,000,000	Fixed	3.65%	10/1/2025	N/A
Adara Overland Park	9/27/2017	31,850,000	Fixed	3.90%	4/1/2028	N/A
Aldridge at Town Village	9/29/2017	38,010,000	Variable	185 BPS	3/1/2022	(1)
The Reserve at Summit Crossing	9/29/2017	20,075,000	Fixed	3.87%	10/1/2024	N/A

		$364,627,000

(1) The property is temporarily financed through a credit facility sponsored by the Federal Home Loan Mortgage Corporation; the Company intends to obtain permanent mortgage financing in the near future.

Repayments and Refinancings

In conjunction with the sale of the Enclave at Vista Ridge multifamily community, the Company recorded a defeasance fee of approximately $2.06 million, the effect of which is recorded as an offset against the gain on sale of real estate line of the Consolidated Statements of operations for the nine-month period ended September 30, 2017. In doing so, the Company extinguished the existing mortgage debt with a principal amount due of $24.86 million.

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
September 30, 2017

debt modification were recorded as debt origination costs and will be amortized into interest expense over the life of the new mortgage.

See note 16 for additional refinancing activity which occurred subsequent to September 30, 2017.

The following table summarizes our mortgage notes payable at September 30, 2017:

Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life
Multifamily communities	$744,771,383	3.69%	7.6 years
New Market Properties	330,701,302	3.81%	7.5 years
Preferred Office Properties	153,662,656	4.25%	21.4 years
Student housing projects	32,953,789	4.02%	4.9 years

Total fixed rate mortgage debt	$1,262,089,130	3.80%	9.2 years

Variable rate mortgage debt:
Multifamily communities	$234,369,810	3.24%	4.0 years
New Market Properties	62,620,313	3.86%	3.9 years
Preferred Office Properties	—	—	—
Student housing projects	37,485,000	3.23%	4.4 years

Total variable rate mortgage debt	$334,475,123	3.35%	4.0 years

Total mortgage debt:
Multifamily communities	$979,141,193	3.58%	6.8 years
New Market Properties	393,321,615	3.82%	6.9 years
Preferred Office Properties	153,662,656	4.25%	21.4 years
Student housing projects	70,438,789	3.60%	4.7 years

Total principal amount	1,596,564,253	3.71%	8.1 years
Deferred loan costs	(26,994,828)
Mortgage notes payable, net	$1,569,569,425
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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of September 30, 2017, the Company has an outstanding principal balance of $9.7 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 3.74% as of September 30, 2017.

The mortgage note secured by our Champions Village property has a maximum commitment of $34.16 million. As of September 30, 2017, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment will

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

be drawn as the Company achieves leasing activity. Additional advances are available through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 4.24% as of September 30, 2017.

As of September 30, 2017, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.0 years.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was increased to $150,000,000 pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. The weighted average interest rate for the Revolving Line of Credit was 4.51% for the nine-month period ended September 30, 2017. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Line of Credit of 0.35% per annum.

On January 5, 2016, we entered into a $35.0 million term loan with KeyBank under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. The Term Loan accrued interest at a rate of LIBOR plus 3.75% per annum. On August 5, 2016, the Company repaid the 2016 Term Loan in full.

On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date was extended to November 21, 2017 during the third quarter 2017. The weighted average interest rate for the Interim Term Loan was 3.66% for the nine-month period ended September 30, 2017.
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
As of September 30, 2017, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1,083,509,483	(2)	$1,170,151,180
Debt yield	Minimum 8.0%		9.18%
Payout ratio	Maximum 95.0%	(3)	92.8%
Total leverage ratio	Maximum 65.0%		60%
Debt service coverage ratio	Minimum 1.50x		2.04x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $687 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.1 billion as of September 30, 2017.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2017, the maximum dividends and distributions allowed under this covenant was approximately $89.0 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At September 30, 2017, unamortized loan fees and closing costs for the Credit Facility were approximately $1.2 million, which will be amortized over a remaining loan life of approximately 1.9 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At September 30, 2017, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.3 million, which will be amortized over a remaining loan life of approximately 4.5 years. As of September 30, 2017, the Acquisition Facility financed the SoL student housing property and the Retreat at Greystone and Aldridge at Town Village multifamily communities, totaling approximately $110.7 million.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Multifamily communities	$9,515,838	$7,852,145	$26,620,941	$21,006,486
New Market Properties	3,858,588	2,615,924	10,699,043	5,588,947
Preferred Office Properties	1,676,933	133,681	5,030,560	133,681
Interest paid to real estate loan participants	569,141	482,246	1,825,470	1,341,104

Total	15,620,500	11,083,996	44,176,014	28,070,218

Credit Facility and Acquisition Facility	1,057,918	1,150,178	3,909,002	2,618,287
Interest Expense	$16,678,418	$12,234,174	$48,085,016	$30,688,505
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of September 30, 2017 were:

Period	Future principal payments
2017	$59,940,046	(1)
2018	45,147,144
2019	242,834,004
2020	64,621,789
2021	121,250,100
thereafter	1,116,771,170

Total	$1,650,564,253

(1) Includes the principal amount due on the Company's Revolving Line of Credit of $43.0 million and Term Note of $11.0 million.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of September 30, 2017 and December 31, 2016.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. As of September 30, 2017, the amount guarantied by the Company was $6.7 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of September 30, 2017, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $5.1 million of asset management and general and administrative fees related to acquired properties as of September 30, 2017 have been forfeited by the Manager.  The forfeited fees are converted at the time of forfeiture into contingent fees, which are earned by the Manger only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of September 30, 2017, a total of $4.3 million remains contingent and could possibly be earned by the Manager in the future.

At September 30, 2017, the Company had unfunded balances on its real estate loan portfolio of approximately $92.7 million.

12. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: multifamily communities, real estate related financing, New Market Properties and Preferred Office Properties.

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

Preferred Office Properties - consists of the Company's portfolio of office buildings.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

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

	September 30, 2017	December 31, 2016

Assets:
Multifamily communities	$1,452,181,360	$1,166,766,664
Financing	465,505,478	379,070,918
New Market Properties	683,712,963	579,738,707
Preferred Office Properties	309,351,565	285,229,700
Other	16,967,902	10,026,613
Consolidated assets	$2,927,719,268	$2,420,832,602

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Capitalized expenditures:
Multifamily communities	$2,897,758	$2,674,743	$9,006,194	$6,762,650
New Market Properties	1,225,189	565,010	2,763,764	1,679,766
Total	$4,122,947	$3,239,753	$11,769,958	$8,442,416

The Company also recognized second-generation capital expenditures within its office building portfolio of $25,883 for Brookwood Center and $78,593 for Galleria 75 during the third quarter 2017. Second-generation capital expenditures exclude those expenditures made in our office building portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), (iii) for property re-developments and repositionings and (iv) for building improvements that are recoverable from future operating cost savings.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues

Rental revenues:
Multifamily communities	$32,366,025	$29,059,716	$92,947,516	$79,330,404
New Market Properties	11,051,695	7,767,052	30,967,411	16,718,701
Preferred Office Properties (1)	6,654,415	492,439	19,762,035	492,439
Total rental revenues	$50,072,135	$37,319,207	$143,676,962	$96,541,544

Other revenues:
Multifamily communities	$3,624,000	$3,195,237	$10,173,457	$8,611,136
New Market Properties	3,918,486	2,426,791	11,203,483	5,996,759
Preferred Office Properties	2,236,918	20,507	6,529,078	20,506
Total other revenues	9,779,404	5,642,535	27,906,018	14,628,401

Financing	15,048,660	10,575,595	40,769,467	29,957,117
Consolidated revenues	$74,900,199	$53,537,337	$212,352,447	$141,127,062

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia office building. As of September 30, 2017, the Company has deferred a total of $23.8 million of such improvements. The remaining balance to be recognized is approximately $23.4 million which is included in the deferred revenues line on the consolidated balance sheets at September 30, 2017. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded noncash revenue of approximately $287,000 and $457,000 for the three-month and nine-month periods ended September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Property operating and maintenance expense

Multifamily communities	$5,566,320	$4,552,744	$14,602,003	$11,757,778
New Market Properties	1,260,108	904,877	4,037,922	2,078,128
Preferred Office Properties	1,074,325	47,227	2,997,626	47,227
Total	$7,900,753	$5,504,848	$21,637,551	$13,883,133

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Salary and benefits reimbursement

Multifamily communities	$3,199,836	$2,790,335	$8,995,087	$7,670,403
New Market Properties	—	—	—	—
Preferred Office Properties	202,787	18,067	654,756	18,067
Total	$3,402,623	$2,808,402	$9,649,843	$7,688,470

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Property management fees

Multifamily communities	$1,412,908	$1,366,159	$4,154,123	$3,542,237
New Market Properties	459,884	332,869	1,381,404	741,221
Preferred Office Properties	180,654	25,383	480,476	25,383
Total	$2,053,446	$1,724,411	$6,016,003	$4,308,841

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Real estate taxes

Multifamily communities	$4,808,502	$3,792,370	$14,872,841	$13,034,764
New Market Properties	2,034,030	950,444	5,889,820	2,376,099
Preferred Office Properties	863,174	46,271	2,527,123	46,271
Total	$7,705,706	$4,789,085	$23,289,784	$15,457,134

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Segment net operating income (Segment NOI)

Multifamily communities	$19,410,732	$18,413,797	$55,995,891	$48,169,241
Financing	15,048,659	10,575,595	40,769,467	29,957,116
New Market Properties	10,928,364	7,795,476	29,990,860	17,048,716
Preferred Office Properties	6,211,853	373,454	18,715,713	373,454

Consolidated segment net operating income	51,599,608	37,158,322	145,471,931	95,548,527

Interest and loss on early debt extinguishment:
Multifamily communities	9,515,838	7,852,145	26,620,941	21,006,486
New Market Properties	3,858,588	2,615,924	10,699,043	5,588,947
Preferred Office Properties	1,676,934	133,681	5,030,560	133,681
Financing	1,627,058	1,632,424	5,734,472	3,959,391
Depreciation and amortization:
Multifamily communities	18,018,869	16,028,880	50,850,768	42,800,401
New Market Properties	7,611,979	5,452,490	21,714,453	11,997,670
Preferred Office Properties	3,272,922	182,993	9,621,739	182,993
Professional fees	525,539	593,623	1,551,192	2,176,510
Management fees, net of forfeitures	4,491,662	3,022,124	13,522,653	8,025,916
Acquisition costs:
Multifamily communities	—	601,033	(20,559)	4,645,530
New Market Properties	—	396,679	25,402	1,856,933
Preferred Office Properties	—	359,825	9,159	383,401
Equity compensation to directors and executives	863,412	638,414	2,607,667	1,867,706
Gain on sale of real estate	—	—	37,635,014	4,271,506
Loss on extinguishment of debt	—	—	(888,428)	—
Other	94,028	336,707	842,566	1,055,099

Net income (loss)	$42,779	$(2,688,620)	$33,408,461	$(5,860,631)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) before gain on sale of real estate	$42,779	$(2,688,620)	$(4,226,553)	$(10,132,137)
Gain on sale of real estate, net of disposition expenses	—	—	37,635,014	4,271,506
Net income (loss)	42,779	(2,688,620)	33,408,461	(5,860,631)
Consolidated net (income) loss attributable to non-controlling	(1,119)	86,484	(1,097,008)	175,045
interests (A)
Net income (loss) attributable to the Company	41,660	(2,602,136)	32,311,453	(5,685,586)
Dividends declared to preferred stockholders (B)	(16,420,996)	(11,015,706)	(46,042,181)	(28,341,723)
Earnings attributable to unvested restricted stock (C)	(4,302)	(6,159)	(11,743)	(12,434)
Net income (loss) attributable to common stockholders	$(16,383,638)	$(13,624,001)	$(13,742,471)	$(34,039,743)

Denominator:
Weighted average number of shares of Common Stock - basic	33,539,920	24,340,791	30,147,497	23,552,951
Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock,
basic and diluted	33,539,920	24,340,791	30,147,497	23,552,951

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.49)	$(0.56)	$(0.46)	$(1.45)

(A) The Company's outstanding Class A Units of the Operating Partnership (901,195 and 886,168 Units at September 30, 2017 and 2016, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,115,616 and 802,032 outstanding shares of Series A Preferred Stock at September 30, 2017 and 2016, respectively. The Company's shares of Series M preferred stock, or mshares, accrue dividends at an escalating rate of 5.75% in year one to 7.5% in year eight and thereafter. The Company had 12,396 mshares outstanding at September 30, 2017.

(C) The Company's outstanding unvested restricted share awards (18,306 and 23,247 shares of Common Stock at September 30, 2017 and 2016, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss from continuing operations for the three-month and nine-month periods ended September 30, 2017 and 2016, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 16,931,180 shares of Common Stock; (ii) 345,789 Class B Units; (iii) 18,306 shares of unvested restricted common stock; and (iv) 23,700 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

14. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on January 1, 2015:

Baldwin Park	City Vista
Crosstown Walk	Sorrel
Overton Rise	Lakeland Plaza
525 Avalon Park	Sunbelt Seven Portfolio
North by Northwest	Champions Village
Wade Green Village	Brookwood Office
Southeastern Six Portfolio	Galleria 75
The Market at Victory Village	Three Ravinia

The Company’s condensed pro forma financial results were:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Pro forma:
Revenues	$74,970,784	$63,754,083	$212,542,233	$189,494,650

Net income (loss)	$996,408	$(255,917)	$38,270,000	$(5,957,523)

Net income (loss) attributable to the Company	$958,120	$(240,446)	$37,029,878	$(5,799,045)

Net income (loss) attributable to common stockholders	$(15,467,178)	$(11,262,311)	$(9,024,046)	$(34,205,524)

Net income (loss) per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.46)	$(0.46)	$(0.30)	$(1.45)

Weighted average number of shares of Common Stock
outstanding, basic and diluted	33,539,920	24,340,791	30,147,497	23,522,951
Material nonrecurring pro forma adjustments which were directly attributable to these business combinations included the pro forma removal of all acquisition costs incurred from the actual historical periods of recognition of approximately $1.3 million and $6.8 million for the three-month and nine-month periods ended September 30, 2016. Effective January 1, 2017, we adopted Accounting Standard Update 2017-01, which requires acquisition costs for asset acquisitions to be capitalized and and amortized rather than expensed as incurred. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2017

	As of September 30, 2017
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$409,204,915	$455,909,983	$—	$—	$455,909,983
Notes receivable and line of credit receivable	42,351,496	42,351,496	—	—	42,351,496
	$451,556,411	$498,261,479	$—	$—	$498,261,479
Financial Liabilities:
Mortgage notes payable	$1,596,564,253	$1,595,108,853	$—	$—	$1,595,108,853
Revolving credit facility	43,000,000	43,000,000	—	—	43,000,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	17,877,914	18,218,715	—	—	18,218,715

	$1,668,442,167	$1,667,327,568	$—	$—	$1,667,327,568

	As of December 31, 2016
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$332,761,068	$374,856,749	$—	$—	$374,856,749
Notes receivable and line of credit receivable	37,615,675	37,615,675	—	—	37,615,675
	$370,376,743	$412,472,424	$—	$—	$412,472,424
Financial Liabilities:
Mortgage notes payable (2)	$1,327,878,112	1,314,966,652	$—	$—	$1,314,966,652
Revolving credit facility	127,500,000	127,500,000	—	—	127,500,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	20,761,819	21,500,448	—	—	21,500,448
	$1,487,139,931	$1,474,967,100	$—	$—	$1,474,967,100

(1) The carrying value of real estate assets includes the Company's balance of the Palisades, Green Park, Encore and Stadium Village real estate loans, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due to the participants under these arrangements. Accrued interest included in the carrying values of the Company's real estate loans was approximately $27.7 million and $21.9 million at September 30, 2017 and December 31, 2016, respectively.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at September 30, 2017, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

Between October 1, 2017 and October 31, 2017, the Company issued 31,122 Units and collected net proceeds of approximately $28.0 million after commissions and fees under its $1.5 Billion Unit Offering. Between October 1, 2017 and October 31, 2017, the Company issued 841 shares of Series M Preferred Stock and collected net proceeds of approximately $816,000 after commissions and fees under the mShares offering.

On October 23, 2017 the Company declared a quarterly dividend on its Common Stock of $0.25 per share, payable on January 16, 2018 to stockholders of record on December 15, 2017.

On October 27, 2017, the Company acquired a 98% interest in a joint venture which owns the Stadium Village student housing property in Atlanta, Georgia. The Company's real estate loan with an outstanding principal amount of approximately $13.3 million was repaid in conjunction with this transaction.

On October 27, 2017, the Company's real estate loan supporting the 18 Nineteen property in Lubbock, Texas with an outstanding principal amount of approximately $15.6 million was repaid in full. The 18 Nineteen property was sold to a third party on October 19, 2017.

On October 31, 2017, the Company refinanced the mortgage on the Aldridge at Town Village multifamily community from its Acquisition Facility into a permanent mortgage with a principal amount of $37.9 million and which bears interest at a fixed rate of 4.19% per annum.

On October 31, 2017, the Company refinanced the mortgage on the Summit Crossing multifamily community with a remaining principal amount of $24.7 million into a new mortgage of $39.1 million which bears interest at a fixed rate of 3.99% per annum.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the nine-month period ended September 30, 2017, we acquired eight multifamily communities, six grocery-anchored shopping centers and one student housing property. The aggregate purchase price of these properties was approximately $538.5 million.

During the nine-month period ended September 30, 2017, we sold our Sandstone Creek, Ashford Park and Enclave at Vista Ridge multifamily communities located in Kansas City, Kansas, Atlanta, Georgia and Dallas, Texas respectively, and collected aggregate gross proceeds of $157.6 million. We realized an aggregate gain on the sale of these properties of approximately $37.6 million and an average total return on these properties of approximately 26.5%.

The proceeds from the sale of Ashford Park were deposited into a 1031 exchange account and were used to partially finance the acquisitions of Founders Village, Retreat at Greystone and Castleberry-Southard. The 1031 mechanism allowed us to defer the tax liability on the sale of this asset and more efficiently redeploy our capital.

As of September 30, 2017, we had cumulatively issued 989,408 units and collected net proceeds of approximately $891.2 million from our offering of our Series A Redeemable Preferred Stock from our Primary Series A Offering and Follow-on Series A Offering. As of September 30, 2017, we had cumulatively issued 151,923 units and collected net proceeds of approximately $136.5 million from our offerings of Series A Redeemable Preferred Stock from our $1.5 Billion Unit Offering. As of September 30, 2017, we had cumulatively issued 12,396 shares of Series M Preferred Stock and and collected net proceeds of approximately $11.8 million from our mShares Offering. Our Follow-On Series A Offering sold its entire allotment of $900 million Units and was closed on February 14, 2017. Our Series A Redeemable Preferred Stock and our new equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

During the nine-month period ended September 30, 2017, we sold 1.7 million shares of Common Stock pursuant to our "at the market" offering (the "2016 ATM Offering"), resulting in aggregate gross proceeds of approximately $28.6 million.
In addition, during the nine-month period ended September 30, 2017, we issued approximately 3.4 million shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $43.4 million from those exercises.

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
•changes in our operating costs, including real estate taxes, utilities and insurance costs;
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

•
the entry of new market participants into the food sales business, such as Amazon's acquisition of Whole Foods, the growth of online food delivery services and online supermarket retailers and their collective adverse effect on traditional grocery chains;

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 97.3% interest as of September 30, 2017. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership,

Industry Outlook

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

                The pipeline of new multifamily construction, although increasing nationwide in recent years, may be showing signs of declining going forward.  The new supply coming on line to date has been generally in line with demand in most of our markets. Nationally, new multifamily construction is currently at or above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets, which in many of our markets has offset or exceeded the new supply coming online.  The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will constrain further increases in multifamily supply.  It may even be the case that new supply peaks in 2017 and these constraints cause a decline in new multifamily “starts” in 2018 and 2019.  As an offset, the new presidential administration may loosen banking regulation standards, which could cause an increase in available capital for new construction.  Any relaxing of these regulations could lead to more capital for new multifamily development and an increase in supply.

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

                The debt market for our grocery-anchored shopping center assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. Spreads and rates are generally comparable or even more favorable to those for multifamily properties, however, the leverage levels on the retail assets may be lower than the levels on our multifamily assets. During the third quarter we have seen cap rate compression on acquisitions we have been pursuing inside our grocery anchored strategy. We believe, notwithstanding the increase in longer-term U.S. Treasury yields since the 2016 election, that the overall capital markets are pricing in stronger rent growth and higher long term occupancy levels, especially so in the grocery-anchored sector. In addition, due to some investor concern over retail in general, that allocation of capital into retail has been largely focused away from other retail product types and into the grocery-anchored sector. The result of this is that increased capital flows moving into the grocery-anchored sector has investors willing to accept lower yields to do so, thus putting upward pressure on prices for attractive acquisition opportunities inside our grocery-anchored strategy.

                On August 28, 2017, Amazon acquired Whole Foods for $13.7 billion. We believe this to be a net positive to our grocery- anchored strategy in that it demonstrates the importance of the “brick and mortar” delivery model for the grocery sector. Amazon is widely regarded as one of the most technically advanced and savvy retailers and its $13.7 billion cash investment in a brick and mortar distribution network we believe validates the unique challenges of trying to execute a pure on-line strategy for grocery delivery.  Most of the growth in e-commerce around grocers is focused on “the last mile” or getting the goods in the stores to the homes of the customer.  Some of our grocers have partnered with third parties (Publix/Instacart) or formulated internal solutions (Walmart/in-store pickup and Kroger/ClickList) to help advance this segment of their business.  We believe that the traditional grocers must be proactive in pursuing on-line solutions in combination with their bricks and mortar physical stores.  We do believe that this transaction, and the impacts from it, could result in increased margin pressure on grocers and will likely accelerate the difficulties of the weaker grocery chains.  Furthermore this could lead to increased mergers and acquisitions activity in the grocery sector which could also result in store closings or store downsizings due to store trade area overlap.

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the new US President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets.  Recent US bond market movements have moderated and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower.  Other lenders in the market have had generally stable rates as well. As the year comes to a close, we may well see a decline in spreads as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

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
New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018, when effective. In addition, the evaluation of non-lease components under ASU 2014-09 will not be effective until Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02") becomes effective (see further discussion below), which will be first quarter of 2019 for the Company. The Company has determined that approximately 90% of its revenues from its New Market Properties and office building segments are derived from either long-term leases with its tenants or reimbursement of property tax and insurance expenses, which are excluded from the scope of the ASU 2014-09. Of the remaining 10% of New Market Properties and office building segment revenues, the majority is comprised of common area maintenance (“CAM”) reimbursements, which is a non-lease component under ASU 2014-09 and therefore within its scope of adoption. Based on management's assessment to date, the Company does not expect the timing of the recognition of reimbursement revenue and other miscellaneous income to change as a result of the new guidance, though certain classifications will change between rental revenue and tenant reimbursements. Similarly, the Company's multifamily communities segment derives the majority of its revenues from rental operations, to which this standard is not applicable. However, the Company does provide non-rental services to its residents related to ancillary services and is currently evaluating the various revenue streams to identify any potential sources which may require bifurcation and reclassification. The Company is continuing to evaluate the impact the adoption of ASU 2014-09 will have on its results of operations and financial condition.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and supersedes the previous standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company anticipates adopting ASC 842 utilizing the modified retrospective method and is continuing to evaluate the impacts this standard will have on its results of operations and financial condition.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company believes its future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing properties will generally qualify as asset acquisitions. To the extent acquisitions are deemed to be asset acquisitions, acquisition costs have been and will be capitalized and amortized rather than expensed as incurred. The impact of the adoption of ASU 2017-01 was an decrease of approximately $3.4 million of the Company's reported net income available to common stockholders for the three-month period ended September 30, 2017 and a decrease of approximately $6.1 million of the Company's reported net loss available to common stockholders for the nine-month period ended September 30, 2017 than it would have under previous guidance.

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017.  The new standard may be applied retrospectively to each prior period presented or under the modified retrospective method, with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt ASU 2017-05 utilizing the modified retrospective method and is continuing to evaluate the effect the adoption of ASU 2017-05 will have on its results of operations and financial condition.

Results of Operations

Certain financial highlights of our results of operations for the three-month and nine-month periods ended September 30, 2017 were:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% change	2017	2016	% change

Revenues	$74,900,199	$53,537,337	39.9%	$212,352,447	$141,127,062	50.5%

Per share data:
Net income (loss) (1)	$(0.49)	$(0.56)	(12.5)%	$(0.46)	$(1.45)	(68.3)%

FFO (2)	$0.36	$0.31	16.1%	$1.01	$0.66	53.0%

Core FFO (2)	$0.38	$0.38	—%	$1.11	$0.99	12.1%

Dividends (3)	$0.235	$0.2025	16.0%	$0.69	$0.5975	15.5%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.

(2) FFO and Core FFO are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

Funds from operations ("FFO") for the three months ended September 30, 2016 reflect acquisition-related costs of approximately $1.4 million, or $0.05 per share. In 2017, the majority of these type of costs are deferred and amortized over the life of the acquired assets (see "2017 Guidance" section). Core Funds From Operations Attributable to Common Stockholders and Unitholders ("Core FFO") excludes acquisition costs and certain other costs not representative of our ongoing operations. Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders ("AFFO") removes significant non-cash revenues and expenses from our Core FFO results.

•
For the third quarter 2017, our Core FFO payout ratio to our Common Stockholders and Unitholders was approximately 64.5% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 88.2%. (1)

•
For the third quarter 2017, our Core FFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 55.9% and our AFFO payout ratio (before the deduction of preferred dividends) to our Series A Preferred Stockholders was approximately 63.4%. (1)

•
As of September 30, 2017, our total assets were approximately $2.9 billion compared to approximately $2.1 billion as of September 30, 2016, an increase of approximately $0.8 billion, or approximately 37.9%. This growth was driven primarily by the net addition of 15 real estate properties and an increase of approximately $104.3 million of the funded amount of our real estate loan investment portfolio since September 30, 2016.

•	As of September 30, 2017, the average age of our multifamily communities was approximately 5.9 years, which we believe is among the youngest in the multifamily REIT industry.

•	At September 30, 2017, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 54.3%.

•
Cash flow from operations for the quarter ended September 30, 2017 was approximately $28.1 million, an increase of approximately $7.0 million, or 33.8%, compared to approximately $21 million for the quarter ended September 30, 2016.

•
We sustained damages at our Stone Creek multifamily community from Hurricane Harvey in the third quarter. The resulting impact required us to write off approximately $6.9 million in depreciated real estate assets. We expect our property insurance to cover all losses. Our income for the three-month period ended September 30, 2017 was impacted by approximately $217,000 for our insurance deductible, lost rent, and other related costs. Hurricane Irma also impacted our portfolio of multifamily and grocery-anchored shopping center properties in Florida. We anticipate costs associated with this storm to total approximately $300,000 to $500,000, which will be recognized during the fourth quarter 2017 and beyond.

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

The operational highlights of our third quarter and nine-month period ended September 30, 2017 included:

•	During the first three quarters 2017, we acquired the following properties:

Property	Location	Units	Beds	Leasable square feet

Multifamily communities:
Broadstone at Citrus Village	Tampa, FL	296	n/a	n/a
Retreat at Greystone	Birmingham, AL	312	n/a	n/a
Founders Village	Williamsburg, VA	247	n/a	n/a
Claiborne Crossing	Louisville, KY	242	n/a	n/a
Luxe at Lakewood Ranch	Sarasota, FL	280	n/a	n/a
Adara Overland Park	Kansas City, KS	260	n/a	n/a
Aldridge at Town Village	Atlanta, GA	300	n/a	n/a
The Reserve at Summit Crossing	Atlanta, GA	172	n/a	n/a

Grocery-anchored shopping centers:
Castleberry-Southard	Atlanta, GA	n/a	n/a	80,018
Rockbridge Village	Atlanta, GA	n/a	n/a	102,432
Irmo Station	Columbia, SC	n/a	n/a	99,384
Maynard Crossing	Raleigh, NC	n/a	n/a	122,781
Woodmont Village	Atlanta, GA	n/a	n/a	85,639
West Town Market	Charlotte, NC	n/a	n/a	67,883

Student housing property:
SoL	Tempe, AZ	225	640	n/a

		2,334		558,137

•
During the nine-month period ended September 30, 2017, we sold our Sandstone Creek, Ashford Park and Enclave at Vista Ridge multifamily communities located in Kansas City, Kansas, Atlanta, Georgia and Dallas, Texas respectively, which included an aggregate number of 1,072 units.

•
During the nine-month period ended September 30, 2017, we closed on the following real estate loan investments in support of the development and construction of multifamily communities and one student housing property. For each loan in the following table, we hold an option to purchase the property at a discount to market value, once stabilized. In addition, in the event the loan is refinanced or if the property is sold to a third party, we are entitled to receive the amount of the discount in cash.

Date	Location (MSA)	Underlying Units		Maximum principal amount (millions)

7/11/2017	Atlanta, GA	356		$22.4
7/31/2017	Atlanta, GA	258		17.9
8/3/2017	Fort Myers, FL	224		15.6
8/18/2017	Charlotte, NC	338		17.7
9/27/2017	Atlanta, GA	248	(1)	20.7

		1,424		$94.3

(1) An 816-bed student housing property adjacent to the campus of Kennesaw State University in Atlanta, Georgia.

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

The following table summarizes our owned real estate assets and potential additions from our real estate investment loan pipeline as of September 30, 2017:

	Owned as of September 30, 2017	Potential additions from real estate loan investment portfolio (1)		Potential total
Multifamily communities:
Properties	29	16		45
Units	9,086	4,836		13,922
Grocery-anchored shopping centers:
Properties	37	—	(2)	37
Gross leasable area (square feet)	3,854,196	—		3,854,196
Student housing properties:
Properties	2	9		11
Units	444	2,122		2,566
Beds	1,319	6,509		7,828
Preferred Office Properties:
Properties	3	—		3
Rentable square feet	1,094,000	—		1,094,000

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(2) Effective as of September 29, 2017, we negotiated the cancellation of the purchase option on our real estate investment loan supporting the Dawsonville grocery-anchored shopping center in exchange for a fee of $250,000.

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

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin		End

Multifamily communities:
Encore	Atlanta, GA	339	1/8/2018		5/8/2018
Palisades	Northern VA	304	3/1/2018		7/31/2018
Fusion	Irvine, CA	280	1/1/2018		4/1/2018
Green Park	Atlanta, GA	310	3/1/2018		6/30/2018	(2)
Overture	Tampa, FL	180	1/1/2018		5/1/2018
Bishop Street	Atlanta, GA	232	10/1/2018		12/31/2018
Hidden River	Tampa, FL	300	9/1/2018		12/31/2018
CityPark II	Charlotte, NC	200	5/1/2018		8/31/2018
Park 35 on Clairmont	Birmingham, AL	271	S + 90 days (3)		S + 150 days (3)
Fort Myers	Fort Myers, FL	224	S + 90 days (3)		S + 150 days (3)
Wiregrass	Tampa, FL	392	S + 90 days (3)		S + 150 days (3)
360 Forsyth	Atlanta, GA	356	S + 90 days (3)		S + 150 days (3)
Morosgo	Atlanta, GA	258	S + 90 days (3)		S + 150 days (3)
University City Gateway	Charlotte, NC	338	S + 90 days (3)		S + 150 days (3)
Berryessa	San Jose, CA	551	N/A		N/A
Brentwood	Nashville, TN	301	N/A		N/A

Student housing properties:
Haven 12	Starkville, MS	152	4/1/2018		6/30/2018
Stadium Village	Atlanta, GA	198	11/1/2017	(4)	1/31/2018
18 Nineteen	Lubbock, TX	217	4/1/2018		6/30/2018
Haven South	Waco, TX	250	4/1/2018		6/30/2018
Haven46	Tampa, FL	158	11/1/2018		1/31/2019
Haven Northgate	College Station, TX	427	10/1/2018		12/31/2018
Lubbock II	Lubbock, TX	140	11/1/2018		1/31/2019
Haven Charlotte	Charlotte, NC	332	12/1/2019		2/28/2020
Solis Kennesaw	Atlanta, GA	248	(5)		(5)

		6,958

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(2) Effective as of October 26, 2017, the purchase option window on the property was amended as shown.
(3) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% stabilization rate by the underlying property.
(4) On October 27, 2017, we acquired an approximate 98% interest in a joint venture that owns the Stadium Village student housing property in Atlanta, Georgia.
(5) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2019 and end on December 31, 2019.

Three Months and Nine Months Ended September 30, 2017 compared to 2016

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months and nine months ended September 30, 2017 versus 2016, as summarized in the tables below:

Preferred Apartment Communities, Inc.	Three months ended September 30,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$50,072,135	$37,319,207	$12,752,928	34.2%
Other property revenues	9,334,939	5,221,887	4,113,052	78.8%
Interest income on loans and notes receivable	9,673,536	7,194,742	2,478,794	34.5%
Interest income from related parties	5,819,589	3,801,501	2,018,088	53.1%
Total revenues	74,900,199	53,537,337	21,362,862	39.9%

Operating expenses:
Property operating and maintenance	7,900,753	5,504,848	2,395,905	43.5%
Property salary and benefits reimbursement to related party	3,402,623	2,808,402	594,221	21.2%
Property management fees	2,053,446	1,724,411	329,035	19.1%
Real estate taxes	7,705,706	4,789,085	2,916,621	60.9%
General and administrative	1,701,574	1,144,256	557,318	48.7%
Equity compensation to directors and executives	863,412	638,414	224,998	35.2%
Depreciation and amortization	28,903,770	21,664,363	7,239,407	33.4%
Acquisition and pursuit costs	—	1,357,537	(1,357,537)	—
Asset management fees to related parties	5,147,606	3,759,084	1,388,522	36.9%
Insurance, professional fees and other expenses	1,156,056	1,338,343	(182,287)	(13.6)%
Total operating expenses	58,834,946	44,728,743	14,106,203	31.5%
Contingent asset management and general and administrative
expense fees	(655,944)	(736,960)	81,016	(11.0)%
Net operating expenses	58,179,002	43,991,783	14,187,219	32.2%

Operating income	16,721,197	9,545,554	7,175,643	75.2%
Interest expense	16,678,418	12,234,174	4,444,244	36.3%
Net income (loss)	$42,779	$(2,688,620)	$2,731,399	(101.6)%

Preferred Apartment Communities, Inc.	Nine months ended September 30,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$143,676,962	$96,541,544	$47,135,418	48.8%
Other property revenues	26,592,295	13,290,330	13,301,965	100.1%
Interest income on loans and notes receivable	26,111,674	20,984,625	5,127,049	24.4%
Interest income from related parties	15,971,516	10,310,563	5,660,953	54.9%
Total revenues	212,352,447	141,127,062	71,225,385	50.5%

Operating expenses:
Property operating and maintenance	21,637,551	13,883,133	7,754,418	55.9%
Property salary and benefits reimbursement to related party	9,649,843	7,688,470	1,961,373	25.5%
Property management fees	6,016,003	4,308,841	1,707,162	39.6%
Real estate taxes	23,289,784	15,457,134	7,832,650	50.7%
General and administrative	4,861,083	3,255,728	1,605,355	49.3%
Equity compensation to directors and executives	2,607,667	1,867,706	739,961	39.6%
Depreciation and amortization	82,186,960	54,981,064	27,205,896	49.5%
Acquisition and pursuit costs	14,002	6,885,864	(6,871,862)	(99.8)%
Asset management fees to related parties	14,524,517	9,484,161	5,040,356	53.1%
Insurance, professional fees and other expenses	3,820,010	4,216,838	(396,828)	(9.4)%
Total operating expenses	168,607,420	122,028,939	46,578,481	38.2%
Contingent asset management and general and administrative
expense fees	(1,001,864)	(1,458,245)	456,381	(31.3)%
Net operating expenses	167,605,556	120,570,694	47,034,862	39.0%

Operating income	44,746,891	20,556,368	24,190,523	117.7%
Interest expense	48,085,016	30,688,505	17,396,511	56.7%
Loss on extinguishment of debt	888,428	—	888,428	—
Net loss before gain on sale of real estate	(4,226,553)	(10,132,137)	5,905,584	(58.3)%
Gain on sale of real estate	37,635,014	4,271,506	33,363,508	781.1%
Net income (loss)	$33,408,461	$(5,860,631)	$39,269,092	—

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three months and nine months ended September 30, 2017 and 2016 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three months ended September 30,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$11,051,695	$7,767,052	$3,284,643	42.3%
Other property revenues	3,474,020	2,006,143	1,467,877	73.2%
Interest income on loans and notes receivable	444,466	420,648	23,818	5.7%
Total revenues	14,970,181	10,193,843	4,776,338	46.9%

Operating expenses:
Property operating and maintenance	1,260,108	904,877	355,231	39.3%
Property management fees	459,884	332,869	127,015	38.2%
Real estate taxes	2,034,030	950,444	1,083,586	114.0%
General and administrative	159,419	150,039	9,380	6.3%
Equity compensation to directors and executives	106,949	20,356	86,593	425.4%
Depreciation and amortization	7,611,979	5,452,491	2,159,488	39.6%
Acquisition and pursuit costs	—	396,679	(396,679)	(100.0)%
Asset management fees to related parties	1,138,609	775,794	362,815	46.8%
Insurance, professional fees and other expenses	51,338	148,656	(97,318)	(65.5)%
Total operating expenses	12,822,316	9,132,205	3,690,111	40.4%
Contingent asset management and general and administrative
expense fees	(21,313)	(88,097)	66,784	(75.8)%
Net operating expenses	12,801,003	9,044,108	3,756,895	41.5%

Operating income	2,169,178	1,149,735	1,019,443	88.7%
Interest expense	3,858,588	2,615,925	1,242,663	47.5%
Net loss	$(1,689,410)	$(1,466,190)	$(223,220)	15.2%

New Market Properties, LLC	Nine months ended September 30,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$30,967,411	$16,718,701	$14,248,710	85.2%
Other property revenues	9,889,760	4,658,688	5,231,072	112.3%
Interest income on loans and notes receivable	1,313,723	1,338,071	(24,348)	(1.8)%
Total revenues	42,170,894	22,715,460	19,455,434	85.6%

Operating expenses:
Property operating and maintenance	4,037,922	2,078,128	1,959,794	94.3%
Property management fees	1,381,404	741,221	640,183	86.4%
Real estate taxes	5,889,820	2,376,099	3,513,721	147.9%
General and administrative	477,420	350,930	126,490	36.0%
Equity compensation to directors and executives	318,054	60,289	257,765	427.5%
Depreciation and amortization	21,714,453	11,997,671	9,716,782	81.0%
Acquisition and pursuit costs	25,402	1,856,933	(1,831,531)	(98.6)%
Asset management fees to related parties	3,178,074	1,689,601	1,488,473	88.1%
Insurance, professional fees and other expenses	454,394	353,835	100,559	28.4%
Total operating expenses	37,476,943	21,504,707	15,972,236	74.3%
Contingent asset management and general and administrative
expense fees	(69,557)	(255,281)	185,724	(72.8)%
Net operating expenses	37,407,386	21,249,426	16,157,960	76.0%

Operating income	4,763,508	1,466,034	3,297,474	224.9%
Interest expense	10,699,043	5,588,947	5,110,096	91.4%
Net loss	$(5,935,535)	$(4,122,913)	$(1,812,622)	44.0%

Recent acquisitions

Our acquisitions of real estate assets during 2017 (described previously) were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month and nine-month periods ended September 30, 2017 versus 2016.

Rental Revenues

Rental revenue increased due primarily to properties acquired since September 30, 2016, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Rental revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$5,412,000	42.4%	$22,097,000	46.9%
Acquired during 2011-2015	1,305,000	10.2%	348,000	0.7%
Properties sold	(3,411,000)	(26.7)%	(8,829,000)	(18.7)%
New Market Properties	3,285,000	25.8%	14,249,000	30.2%
Preferred Office Properties	6,162,000	48.3%	19,270,000	40.9%

Total	$12,753,000	100.0%	$47,135,000	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in other property revenues for the three-month and nine-month periods ended September 30, 2017 versus 2016 were similarly due to the acquisitions listed above.

Interest income from our real estate loan investments increased substantially for the three-month and nine-month periods ended September 30, 2017 versus 2016, primarily due to the addition of fourteen real estate loan investments and bridge loans since September 30, 2016. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate loans and bridge loans increased to approximately $411.3 million at September 30, 2017 from $307 million at September 30, 2016.

We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

Property operating and maintenance expense

Expenses to operate and maintain our properties rose primarily due to the incremental costs brought on by property acquisitions since September 30, 2016, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Property operating and maintenance	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$1,543,000	64.4%	$4,305,000	55.5%
Acquired during 2011-2015	85,000	3.5%	133,000	1.7%
Properties sold	(614,000)	(25.6)%	(1,595,000)	(20.6)%
New Market Properties	355,000	14.8%	1,960,000	25.3%
Preferred Office Properties	1,027,000	42.9%	2,951,000	38.1%

Total	$2,396,000	100.0%	$7,754,000	100.0%

Property salary and benefits reimbursement to related party

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired since September 30, 2016, as shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Property salary and benefits reimbursement	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$812,000	136.7%	$2,248,000	114.6%
Acquired during 2011-2015	(3,000)	(0.5)%	32,000	1.6%
Properties sold	(400,000)	(67.3)%	(956,000)	(48.8)%
Preferred Office Properties	185,000	31.1%	637,000	32.6%

Total	$594,000	100.0%	$1,961,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are generally 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. Property management fees for office building assets are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. The increases were primarily due to properties acquired since September 30, 2016, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Property management fees	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$206,000	62.6%	$947,000	55.5%
Acquired during 2011-2015	(3,000)	(0.9)%	36,000	2.1%
Properties sold	(157,000)	(47.7)%	(371,000)	(21.7)%
New Market Properties	127,000	38.6%	640,000	37.5%
Preferred Office Properties	156,000	47.4%	455,000	26.6%

Total	$329,000	100.0%	$1,707,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since September 30, 2016, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Real estate taxes	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$980,000	33.6%	$3,277,000	41.8%
Acquired during 2011-2015	590,000	20.2%	(42,000)	(0.5)%
Properties sold	(553,000)	(19.0)%	(1,397,000)	(17.8)%
New Market Properties	1,083,000	37.1%	3,514,000	44.9%
Preferred Office Properties	817,000	28.1%	2,481,000	31.6%

Total	$2,917,000	100.0%	$7,833,000	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired since September 30, 2016, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
General and administrative expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$260,000	46.7%	$722,000	45.0%
Acquired during 2011-2015	71,000	12.7%	188,000	11.7%
Properties sold	(96,000)	(17.2)%	(230,000)	(14.3)%
Taxes, licenses & fees	(2,000)	(0.4)%	(44,000)	(2.7)%
New Market Properties	9,000	1.6%	127,000	7.9%
Preferred Office Properties	315,000	56.6%	842,000	52.4%

Total	$557,000	100.0%	$1,605,000	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards increased primarily due to expansions of Class B Unit awards in 2017, the details of which are presented in Note 8 to the Consolidated Financial Statements.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Depreciation and amortization	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$3,309,000	45.7%	$13,929,000	51.2%
Acquired during 2011-2015	(103,000)	(1.4)%	(2,621,000)	(9.6)%
Properties sold	(1,217,000)	(16.8)%	(3,258,000)	(12.0)%
New Market Properties	2,160,000	29.8%	9,717,000	35.7%
Preferred Office Properties	3,090,000	42.7%	9,439,000	34.7%

Total	$7,239,000	100.0%	$27,206,000	100.0%

Acquisition and pursuit costs and acquisition fees to related parties

The decrease in acquisition fees during the three-month and nine-month periods ended September 30, 2017 versus 2016 was due to the adoption of ASU 2017-01 on January 1, 2017, pursuant to which we began capitalizing and amortizing asset acquisition costs.

Asset management fees and general and administrative fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by office buildings, grocery-anchored shopping centers and multifamily communities acquired since September 30, 2016, as shown in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	increase		increase
Revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$7,556,000	35.4%	$24,625,000	34.6%
Acquired during 2011-2015	15,000	0.1%	328,000	0.5%
Properties sold	(3,836,000)	(18.0)%	(9,774,000)	(13.7)%
New Market Properties	4,777,000	22.4%	19,456,000	27.3%
Preferred Office Properties	8,378,000	39.2%	25,778,000	36.2%
Real estate loan investments	4,473,000	20.9%	10,812,000	15.1%

Total	$21,363,000	100.0%	$71,225,000	100.0%

	September 30,
	2017 versus 2016
	increase
Gross real estate and real estate loans	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$418,814,000	55.3%
Acquired during 2011-2015	(4,652,000)	(0.6)%
Properties sold	(125,695,000)	(16.6)%
New Market Properties	158,297,000	20.9%
Preferred Office Properties	206,410,000	27.3%
Real estate loan investments	103,817,000	13.7%

Total	$756,991,000	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	increase		increase
Insurance, professional fees, and other	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Audit and tax fees	$(87,000)	46.8%	$(161,000)	40.6%
Insurance premiums	21,000	(11.3)%	315,000	(79.3)%
Software implementation fees	(56,000)	30.1%	(216,000)	54.4%
Board of directors fees	43,000	(23.1)%	128,000	(32.2)%
Legal and other professional fees	(107,000)	57.5%	(463,000)	116.5%

Total	$(186,000)	100.0%	$(397,000)	100.0%

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

On May 25, 2017,we closed on the sale of our Enclave at Vista Ridge multifamily community to an unrelated third party. At such date, the Manager collected a cumulative total of approximately $390,000 of contingent fees. The sales transaction, and the fact that the Company’s capital contributions for the Enclave at Vista Ridge property achieved a greater than 7% annual rate of return, triggered the fees to become immediately due and payable to the Manager at the closing of the sale transaction.

Interest expense

The increases consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2017 versus 2016		2017 versus 2016
	Increase		Increase
Interest expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2016-2017	$2,366,000	53.2%	$7,648,000	44.0%
Acquired during 2011-2015	102,000	2.3%	150,000	0.9%
Properties sold	(807,000)	(18.2)%	(2,183,000)	(12.5)%
New Market Properties	1,243,000	28.0%	5,110,000	29.4%
Preferred Office Properties	1,543,000	34.8%	4,897,000	28.1%
KeyBank operating LOC and Term notes	(3,000)	(0.1)%	1,775,000	10.1%

Total	$4,444,000	100.0%	$17,397,000	100.0%

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

Core Funds From Operations Attributable to Common Stockholders and Unitholders (“Core FFO”)

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, the Company incurs substantial costs related to property acquisitions, which, prior to 2017, were required to be recognized as expenses when they were incurred. The Company added back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions and beginning January 1, 2016, amortization of loan coordination fees to FFO in its calculation of Core FFO since such costs are not representative of our operating results. The Company also adds back any costs incurred related to the extension of our management agreement in June 2016 with our Manager, contingent fees paid to our Manager at the time of a property's sale, realized losses on debt extinguishment or refinancing, weather-related property operating losses and any non-cash dividends in this calculation. Core FFO figures reported by us may not be comparable to those Core FFO figures reported by other companies.

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
• net loan fees received;
• accrued interest income received;
• non-cash dividends on Series M Preferred Stock; and
• amortization of lease inducements;

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
		Three months ended September 30,
		2017	2016

Net loss attributable to common stockholders (See note 1)		$(16,383,638)	$(13,624,001)

Add:	Loss attributable to non-controlling interests (See note 2)	1,119	(86,484)
	Depreciation of real estate assets	21,596,586	15,283,505
	Amortization of acquired real estate intangible assets and deferred leasing costs	7,105,646	6,243,815

FFO		12,319,713	7,816,835

Add:	Acquisition and pursuit costs	—	1,357,537
	Loan cost amortization on acquisition term note (See note 3)	28,977	26,937
	Amortization of loan coordination fees paid to the Manager (See note 4)	407,050	288,127
	Weather-related property operating losses (See note 5)	216,734	—

Core FFO		12,972,474	9,489,436

Add:	Non-cash equity compensation to directors and executives	863,412	638,414
	Amortization of loan closing costs (See note 6)	905,371	723,426
	Depreciation/amortization of non-real estate assets	201,538	137,043
	Net loan fees received (See note 7)	878,940	250,602
	Accrued interest income received (See note 8)	1,796,789	—
	Non-cash dividends on Series M Preferred Stock	33,094	—
	Amortization of lease inducements (See note 9)	144,566	—
Less:	Non-cash loan interest income (See note 7)	(4,859,509)	(3,950,676)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 10)	(1,940,912)	(643,123)
	Amortization of deferred revenues (See note 11)	(286,926)	—
	Normally recurring capital expenditures and leasing costs (See note 12)	(1,214,309)	(993,684)
AFFO		$9,494,528	$5,651,438

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$8,158,256	$4,992,038
	Distributions to Unitholders (See note 2)	211,781	179,449
	Total	$8,370,037	$5,171,487

Common Stock dividends and Unitholder distributions per share		$0.235	$0.2025

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.36	$0.31
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.38	$0.38
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.28	$0.22

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	33,539,920	24,340,791
	Class A Units	901,195	886,168
	Common Stock and Class A Units	34,441,115	25,226,959

	Diluted Common Stock and Class A Units (B)	37,819,923	27,032,093

Actual shares of Common Stock outstanding, including 18,306 and 23,247 unvested shares
of restricted Common Stock at September 30, 2017 and 2016, respectively		35,616,050	24,681,281
Actual Class A Units outstanding		901,195	886,168
	Total	36,517,245	25,567,449

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.62% weighted average non-controlling interest in the Operating Partnership for the three-month period ended September 30, 2017.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Loss Attributable to Common Stockholders.

Reconciliation of FFO, Core FFO, and AFFO
to Net Income (Loss) Attributable to Common Stockholders (A)

		Nine months ended September 30,
		2017	2016

Net loss attributable to common stockholders (See note 1)		$(13,742,471)	$(34,039,743)
Less:	Gain on sale of real estate	(37,635,014)	(4,271,506)
Add:	Income (loss) attributable to non-controlling interests (See note 2)	1,097,008	(175,045)
	Depreciation of real estate assets	60,344,386	39,006,354
	Amortization of acquired real estate intangible assets and deferred leasing costs	21,307,608	15,576,868

FFO		31,371,517	16,096,928

Add:	Acquisition and pursuit costs	14,002	6,885,864
	Loan cost amortization on acquisition term note (See note 3)	99,145	139,744
	Amortization of loan coordination fees paid to the Manager (See note 4)	1,178,491	551,654
	Mortgage loan refinancing and extinguishment costs (See note 13)	1,058,055	—
	Costs incurred from extension of management agreement with advisor (See note 14)	—	421,387
	Weather-related property operating losses (See note 5)	216,734	—
	Contingent fees paid on sale of real estate (See note 15)	386,570	—

Core FFO		34,324,514	24,095,577

Add:	Non-cash equity compensation to directors and executives	2,607,667	1,867,706
	Amortization of loan closing costs (See note 6)	2,756,519	1,740,411
	Depreciation/amortization of non-real estate assets	534,966	397,843
	Net loan fees received (See note 7)	1,296,384	1,374,828
	Accrued interest income received (See note 8)	7,115,597	6,875,957
	Non-cash dividends on Series M Preferred Stock	33,094	—
	Amortization of lease inducements (See note 9)	237,037	—
Less:	Non-cash loan interest income (See note 7)	(13,507,054)	(10,457,754)
	Cash paid for loan closing costs	—	(13,276)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 10)	(5,497,183)	(1,714,792)
	Amortization of deferred revenues (See note 11)	(456,815)	—
	Normally recurring capital expenditures and leasing costs (See note 12)	(3,031,820)	(2,180,123)

AFFO		$26,412,906	$21,986,377

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$21,668,290	$14,200,114
	Distributions to Unitholders (See note 2)	622,304	476,293
	Total	$22,290,594	$14,676,407

Common Stock dividends and Unitholder distributions per share		$0.69	$0.5975

FFO per weighted average basic share of Common Stock and Unit outstanding		$1.01	$0.66
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$1.11	$0.99
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.85	$0.90

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	30,147,497	23,552,951
	Class A Units	909,771	796,710
	Common Stock and Class A Units	31,057,268	24,349,661

	Diluted Common Stock and Class A Units (B)	33,644,520	25,854,478

Actual shares of Common Stock outstanding, including 18,306 and 23,247 unvested shares
of restricted Common Stock at September 30, 2017 and 2016, respectively		35,616,050	24,681,281
Actual Class A Units outstanding		901,195	886,168
	Total	36,517,245	25,567,449
(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.93% weighted average non-controlling interest in the Operating Partnership for the nine-month period ended September 30, 2017.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Loss Attributable to Common Stockholders.

Notes to Reconciliations of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the three-month and nine-month periods ended September 30, 2017 include activity for the four multifamily communities and four grocery-anchored shopping centers acquired during the third quarter 2017 only from their respective dates of acquisition. In addition, the third quarter 2017 period includes a full quarter of activity for the four multifamily communities, three grocery-anchored shopping centers, one student housing property and two office buildings acquired during the fourth quarter of 2016 and first two quarters of 2017. Rental and other property revenues and expenses for the three-month period ended September 30, 2016 include activity for the two multifamily communities, one student housing property, one office building and eight grocery-anchored shopping centers only from their respective dates of acquisition during the third quarter 2016.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 901,195 Class A Units as of September 30, 2017. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.62% and 3.51% for the three-month periods ended September 30, 2017 and 2016, respectively.

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

4)
As of January 1, 2016, we pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. Loan coordination fees were introduced to more accurately reflect the administrative effort involved in arranging debt financing for acquired properties. The portion of the loan coordination fees paid up until July 1, 2017 attributable to the financing were amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of Core FFO. Beginning effective July 1, 2017, the loan coordination fee was lowered from 1.6% to 0.6% of the amount of any mortgage indebtedness on newly-acquired properties. All of the loan coordination fees paid to our Manager subsequent to July 1, 2017 are amortized over the life of the debt. At September 30, 2017, aggregate unamortized loan coordination fees were approximately $11.3 million, which will be amortized over a weighted average remaining loan life of approximately 10.8 years.

5)
We sustained operating losses, consisting primarily of lost rental income, at certain of our properties due to Hurricane Harvey and Hurricane Irma during the third quarter 2017; these costs are added back to FFO in our calculation of Core FFO.

6)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our $150 million syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to Core FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At September 30, 2017, aggregate unamortized loan costs were approximately $17.2 million, which will be amortized over a weighted average remaining loan life of approximately 7.9 years.

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

8)
The Company records deferred interest revenue over the lives of certain of its real estate loans. This adjustment reflects the receipt during the periods presented of interest income which was earned and accrued prior to those periods presented on various real estate loans.

9)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At September 30, 2017, the balance of unamortized below-market lease intangibles was approximately $31.7 million, which will be recognized over a weighted average remaining lease period of approximately 8.9 years.

11)	This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

12)
We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures.

13)
The adjustment consists of a loan prepayment penalty and other charges related to the refinancing of our Stone Creek multifamily community which totaled $888,428 and for the refinancing of our 525 Avalon multifamily community of $169,627.

14)	We incurred legal costs pertaining to the extension of our management agreement with our Manager. The three-year extension was effective as of June 3, 2016.

15)
On May 25, 2017,we closed on the sale of our Enclave at Vista Ridge multifamily community to an unrelated third party.  At such date, our Manager collected a cumulative total of approximately $390,000 of contingent fees.  The sales transaction, and the fact that the Company’s capital contributions for the Enclave at Vista Ridge property achieved an annual rate of return which exceeded 7%, which triggered the fees to become immediately due and payable to the Manager at the closing of the sale transaction. The recognition of these fees are added to FFO in the calculation of Core FFO as they are not likely to occur on a regular basis.

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a syndicated revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $150.0 million pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. At September 30, 2017, we had a balance owed of $43.0 million under the Revolving Line of Credit. Interest expense on the Revolving Line of Credit was approximately $2.8 million (excluding deferred loan cost amortization of approximately $492,000) and the weighted average interest rate was 4.51% for the nine-month period ended September 30, 2017.
On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date was extended to November 21, 2017 during the third quarter.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2017, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

Our net cash provided by operating activities for the nine-month periods ended September 30, 2017 and 2016 was approximately $70.4 million and $53.9 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the real estate assets acquired subsequent to September 30, 2016 and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes.

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

Our net cash used in investing activities was approximately $422.2 million and $833.1 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Disbursements for property acquisitions were approximately $740.6 million during the 2016 period and approximately $455.7 million during the 2017 period. Proceeds from our sale of Ashford Park, Sandstone Creek and Enclave at Vista Ridge during 2017 totaled approximately $118.2 million. Disbursements for real estate loans, net of repayments, were approximately $86.8 million during the 2016 period and approximately $76.7 million during the 2017 period.

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

For the nine-month period ended September 30, 2017, our capital expenditures our capital expenditures for our multifamily communities and student housing properties, not including changes in related payables were as follows:

	Nonrecurring/first generation capital expenditures			Recurring / second generation capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily communities:
Summit Crossing	$—	$65,953	$65,953	$114,510	$180,463
Stone Rise	—	8,273	8,273	28,870	37,143
Ashford Park	—	19,800	19,800	11,208	31,008
McNeil Ranch	—	24,402	24,402	60,705	85,107
Lake Cameron	—	42,412	42,412	126,105	168,517
Stoneridge Farms at the Hunt Club	—	265,634	265,634	116,823	382,457
Vineyards	—	31,639	31,639	162,811	194,450
Enclave		29,770	29,770	73,011	102,781
Sandstone Creek		—	—	5,938	5,938
Cypress	—	25,813	25,813	46,978	72,791
Northpointe	—	39,488	39,488	82,540	122,028
Venue at Lakewood Ranch	—	2,470	2,470	60,969	63,439
Aster at Lely	147,205	13,806	161,011	46,053	207,064
CityPark View	—	59,847	59,847	5,483	65,330
Avenues at Creekside	—	86,635	86,635	74,807	161,442
Citilakes	—	18,314	18,314	98,559	116,873
Stone Creek	—	2,974	2,974	63,915	66,889
Lenox Portfolio	235,137	86,213	321,350	90,669	412,019
Village at Baldwin Park	2,375,284	13,604	2,388,888	111,523	2,500,411
Crosstown Walk	—	27,293	27,293	59,864	87,157
Overton Rise	10,568	16,253	26,821	30,041	56,862
525 Avalon Park	126,129	8,613	134,742	149,101	283,843
City Vista	41,367	10,916	52,283	12,889	65,172
Sorrel	133,572	238,903	372,475	19,292	391,767
Citrus Village	—	45,112	45,112	39,466	84,578
Retreat at Greystone	7,489	14,671	22,160	13,398	35,558
Founders Village	13,548	(3,766)	9,782	13,862	23,644
Claiborne Crossing	30,499	5,244	35,743	20,345	56,088
Luxe at Lakewood Ranch	—	14,215	14,215	—	14,215

	3,120,798	1,214,501	4,335,299	1,739,735	6,075,034

Student Housing:
North by Northwest	308,956	123,931	432,887	70,988	503,875
SoL	—	48,481	48,481	36,729	85,210

	308,956	172,412	481,368	107,717	589,085

Total	$3,429,754	$1,386,913	$4,816,667	$1,847,452	$6,664,119

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the nine-month period ended September 30, 2017 totaled $1,017,592. Second-generation capital expenditures exclude those expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office building portfolio for the nine-month period ended September 30, 2017 totaled $166,775. Second-generation capital expenditures exclude those expenditures made in our office building portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), (iii) for property re-developments and repositionings and (iv) for building improvements that are recoverable from future operating cost savings.

For the nine-month period ended September 30, 2016, our capital expenditures not including changes in related payables were:

	Nonrecurring capital expenditures			Recurring capital expenditures
	Budgeted at acquisition	Other	Total		Total

Multifamily communities:
Summit Crossing	$—	$96,109	$96,109	$98,571	$194,680
Trail Creek		23,908	23,908	44,386	68,294
Stone Rise		60,737	60,737	56,003	116,740
Ashford Park	—	165,476	165,476	137,478	302,954
McNeil Ranch	—	10,554	10,554	63,220	73,774
Lake Cameron	—	71,845	71,845	83,241	155,086
Stoneridge Farms at the Hunt Club	197,895	58,716	256,611	128,774	385,385
Vineyards	45,222	68,649	113,871	132,466	246,337
Enclave	159,576	18,320	177,896	111,351	289,247
Sandstone	89,857	70,300	160,157	137,320	297,477
Cypress	77,666	7,500	85,166	25,883	111,049
Northpointe	25,121	36,001	61,122	56,635	117,757
Venue at Lakewood Ranch	94,869	2,881	97,750	18,814	116,564
Aster at Lely	—	8,902	8,902	40,292	49,194
CityPark View	—	2,641	2,641	8,540	11,181
Avenues at Creekside	104,366	7,986	112,352	94,992	207,344
Citilakes	247,941	15,095	263,036	38,759	301,795
Stone Creek	118,923	3,675	122,598	41,975	164,573
Lenox Portfolio	28,246	3,049	31,295	82,954	114,249
Village at Baldwin	812,219	3,649	815,868	197,764	1,013,632
Crosstown Walk	—	24,053	24,053	42,134	66,187
Overton Rise	54,742	7,565	62,307	23,574	85,881
Avalon Park	29,572	7,221	36,793	83,366	120,159
City Vista	—	—	—	—	—
Sorrel	26,036	—	26,036	255	26,291

	2,112,251	774,832	2,887,083	1,748,747	4,635,830
Student Housing:
North by Northwest	—	—	—	22,609	22,609

Total	$2,112,251	$774,832	$2,887,083	$1,771,356	$4,658,439

Net cash provided by financing activities was approximately $356.5 million and $787.3 million for the nine-month periods ended September 30, 2017, and 2016, respectively. During the 2017 period, our significant financing cash sources were approximately $211.4 million of net proceeds from the mortgage financing transactions and approximately $201.8 million of net proceeds from our offerings of our Preferred Stock units. Our significant uses of cash for financing activities during the 2017 period were $121.1 million for repayments of mortgage loan indebtedness and $274.5 million of net repayments on our revolving line of credit. During the 2016 period, our significant financing cash sources were approximately $479.5 million of net proceeds from the mortgage financing transactions and approximately $287.8 million of net proceeds from our Follow-On Series A Offering.

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

Our third quarter 2017 Common Stock dividend declaration of $0.235 per share represented an overall increase of 88.0% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 14.2% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the nine-month period ended September 30, 2017, our aggregate dividends and distributions totaled approximately $64.7 million. Our cash flows from operating activities of approximately $70.4 million were sufficient to fund our cash dividend distributions for the nine-month period ended September 30, 2017. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

The Company has filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through the sales agents identified in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Credit Facility and (b) for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. For the nine-month period ended September 30, 2017, we issued and sold approximately 1.7 million shares of our Common Stock for gross proceeds of approximately $28.6 million via our 2016 ATM Offering.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of September 30, 2017, our outstanding debt (both secured and unsecured) was approximately 52.5% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at September 30, 2017. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of September 30, 2017, we had long term mortgage indebtedness of approximately $1.6 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of September 30, 2017, we had approximately $17.1 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had 846,559 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2017, a total of 283,383 Warrants had been exercised into 5,667,660 shares of Common stock and a remaining 514,688 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 10,293,760 shares of Common Stock. The remainder of the Warrants outstanding at September 30, 2017 become potentially exercisable between October 14, 2017 and October 13, 2018 and have exercise prices that range between $15.31 and $22.62 per share. If all the Warrants outstanding at September 30, 2017 became exercisable and were exercised, gross proceeds to us would be approximately $269.7 million and we would as a result issue an additional 16,931,180 shares of Common Stock.

Contractual Obligations

As of September 30, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 1.23% at September 30, 2017, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$427,358,809	$58,401,787	$103,679,620	$86,059,735	$179,217,667
Principal	1,596,564,254	44,595,725	308,077,749	392,027,375	851,863,405
Line of Credit:
Interest	17,438	17,438	—	—	—
Principal	43,000,000	43,000,000	—	—	—
Term note:
Interest	50,646	50,646	—	—	—
Principal	11,000,000	11,000,000	—	—	—
Total	$2,077,991,147	$157,065,596	$411,757,369	$478,087,110	$1,031,081,072

In addition, we had unfunded real estate loan balances totaling approximately $92.7 million at September 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of September 30, 2017, we have variable rate mortgages on our Avenues at Creekside, Citi Lakes, Royal Lakes Marketplace, Baldwin Park, Cherokee Plaza, Champions Village, SoL, Retreat at Greystone, and Aldridge at Town Village properties with a principal amount of approximately $334.5 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. The Royal Lakes Marketplace, Cherokee Plaza and Champions Village mortgages of $9.7 million, $25.4 million and $27.4 million, respectively, are uncapped. Our Revolving Line of Credit accrued interest at a spread of 3.25% over LIBOR as of September 30, 2017; this combined rate is uncapped. In addition, we partially financed the acquisitions of the Retreat at Greystone multifamily community in the amount of $35.2 million at LIBOR plus 175 basis points, the SoL student housing property in the amount of $37.5 million at LIBOR plus 220 basis points and the Aldridge at Town Village multifamily community in the amount of $38.0 million at LIBOR plus 185 basis points under our Acquisition Credit Facility. We intend to refinance these three properties with permanent fixed-rate mortgage financing during 2017. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2017, would increase by approximately $3.3 million on an annualized basis, or decrease by approximately $3.2 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 1.23% at September 30, 2017, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2017, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX
Exhibit Number		Description
10.1	(1)	Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and National Securities Corporation
10.2	(1)	Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and D.A. Davidson & Co.
10.3	(1)	Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and JMP Securities LLC
10.4	(1)
Form of Amendment No. 1, dated July 10, 2017, to Capital On Demand Sales AgreementTM, dated May 4, 2016 between Preferred Apartment Communities, Inc., and each of JonesTrading Institutional Services, LLC, FBR Capital Markets & Co., and Canaccord Genuity, Inc.

10.5	(2)
Amendment No. 2 to the Sixth Amended and Restated Management Agreement, effective as of July 1, 2017 and entered into as of August 31, 2017, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

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
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2017 and December 31, 2016, (ii) consolidated statements of operations for the three months and six months ended September 30, 2017 and 2016, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed herewith
	(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 10, 2017
	(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 1, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 6, 2017	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: November 6, 2017	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer