Form 10-K
period 2017-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2018-03-01
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Title of each class
Series A Redeemable Preferred Stock, par value $0.01 per share
Warrant to Purchase Common Stock, par value $0.01 per share
Series M Redeemable Preferred Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer   ☐    Accelerated filer   ☒    Non-accelerated filer   ☐  Smaller reporting company   ☐ Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the filer has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(A) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of registrant's most recently completed second fiscal quarter, was $497,645,852 based on the closing price of the common stock on the NYSE on such date. The number of shares outstanding of the registrant’s Common Stock, as of February 20, 2018 was 39,159,237.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2018 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

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

Our consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest and has and plans to continue to conduct substantially all its business through the Operating Partnership. For the year ended December 31, 2017, the company held an approximate 97.2% weighted average ownership percentage in the Operating Partnership.

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

As of July 1, 2017, the Manager reduced the loan coordination fee from 1.6% to 0.6% of the amount of assumed, new incremental or refinanced debt which leverages acquired real estate assets. In addition, the Manager reinstated a 1% acquisition fee charged on the cost of acquired real estate assets, which had historically been charged prior to its replacement effective January 1, 2016 by the 1.6% loan coordination fee. These changes were put in place to reflect a shift in the efforts of the Manager in property acquisitions.

As referred to herein, the Sixth Amended and Restated Management Agreement, as it may be amended, effective as of June 3, 2016, among the Company, our Operating Partnership and our Manager is referred to as the Management Agreement. We have no employees of our own; our Manager provides all managerial and administrative personnel to us pursuant to the Management Agreement. We also pay asset management fees, general and administrative expense fees, property management fees, construction management fees, leasing fees related to the management of our real estate portfolio (which may be waived solely at our discretion and recognized at a later date upon certain conditions), and disposition fees on the sale of a real estate asset. In addition, our

Manager has no obligation to provide our board of directors with prior notice of a proposed investment transaction, but leaves intact our Manager’s obligation to notify the board of directors within 30 days following completion of an investment transaction.

Both our Manager and our Operating Partnership are related parties to us.

At December 31, 2017, our portfolio of current and potential real estate assets consisted of:

	Owned as of December 31, 2017	Potential additions from real estate loan portfolio (1)		Total Potential
Multifamily communities:
Properties	30	15		45
Units	9,521	4,656		14,177
New Market Properties:
Properties	39	—		39
Gross leasable area (square feet)	4,055,461	—	(2)	4,055,461
Student housing communities:
Properties	4	6		10
Units	891	1,457		2,348
Beds	2,950	4,145		7,095
Preferred Office Properties:
Properties	4	—		4
Rentable square feet	1,352,000	—		1,352,000

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

Financial Information About Segments

We evaluate the performance of our business operations and allocate financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: multifamily communities, real estate related financing, New Market Properties, and Preferred Office Properties.

Multifamily Communities - consists of the Company's portfolio of owned residential multifamily communities, including its four owned student housing communities and the Lenox Portfolio, which includes 47,600 square feet of ground floor retail gross leasable area.

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

Preferred Office Properties - consists of the Company's office properties.

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

•	Acquiring grocery-anchored shopping centers, typically anchored by one of the market-dominant grocers in that particular market.

•	Acquiring leading Class “A” office properties in high-growth markets across the U.S.

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

•
Originating real estate investment loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties, other multifamily related assets, grocery-anchored shopping centers and office properties.

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

•
We also may invest in real estate related debt, including, but not limited to, newly or previously originated first mortgage loans on multifamily properties that meet our investment criteria, which are performing or non-performing, newly or previously originated real estate related loans on multifamily properties that meet our investment criteria (second or subsequent mortgages), which are performing or non-performing, and tranches of securitized loans (pools of collateralized mortgaged-backed securities) on multifamily properties that meet our investment criteria, which are performing or non-performing. In connection with our investments in real estate related debt, we may negotiate the inclusion of exclusive purchase options on the to-be-developed properties. These purchase options may include a fixed purchase price set at the time we enter into the loan, or a purchase price which is calculated as a certain discount from market capitalization rates at the date of exercise of such purchase option.

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

Financing Strategy

We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K. Included in this discussion are details regarding (i) our offering of $1.5 billion Units, consisting of one share of series A redeemable preferred stock, or Series A Preferred Stock, and one warrant exercisable into 20 shares of Common Stock, or Series A Units, (ii) our offering of up to $150 million of Common Stock pursuant to our "at the market" offering, or the 2016 ATM Offering, which commenced with the first settlement in August 2016, and (iii) our offering of 500,000 shares of our series m preferred stock, or mShares, pursuant to our mShares Offering. Our mShares Offering was declared effective on December 2, 2016 and our offering of 1,500,000 Series A Units, or our $1.5 Billion Unit Offering, was declared effective on February 14, 2017. The Series A Preferred Stock and our mShares are collectively referred to as our Preferred Stock.
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
We generally intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2017, our outstanding debt (both secured and unsecured) was approximately 52.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2017. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other properties or any guarantees by us or our Operating Partnership. We have an Amended and Restated Credit Agreement, or Credit Facility, with Key Bank, N.A., or Key Bank. The Credit Facility provides for our $150.0 million revolving credit facility, or the Revolving Line of Credit. We also have a $11.0 million term loan, or Interim Term Loan. Other than with regard to our Credit Facility, as of December 31, 2017, we held no debt at the Company or operating partnership levels, had no cross-collateralization of our real estate mortgages, and had no contingent liabilities at the Company or operating partnership levels with regard to our secured mortgage debt on our communities.
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

In the course of acquiring and owning real estate assets, we typically engage an independent environmental consulting firm to perform a phase I environmental assessment (and if appropriate, a phase II assessment) to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential adverse environmental conditions prior to acquisition. If any potential environmental risks or conditions are discovered during our due diligence process, the potential costs of remediation are assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and reasonable. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2017, we have no knowledge of any material claims made or pending against us with regard to environmental matters for which we could be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

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

Similarly, competition for tenants and acquisition of existing centers in the grocery-anchored shopping center sector in our target markets is considerable, consisting of public and private companies, pension funds, high net worth individuals and family offices. In addition, a significant competitor in this sector are some of the grocery anchors themselves as they acquire land and build their own stores or acquire the entire center where they are the anchor. We are faced with the challenge of maintaining high occupancy rates with a financially stable tenant base. In order to attract quality prospective tenants and retain current tenants upon expiration of their leases, we focus on improving the design and visibility of our centers, building strong relationships with our tenants, and reducing excess operating costs and increasing tenant satisfaction through proactive asset and property management. We target acquisitions in markets with solid surrounding demographics, quality underlying real estate locations, and centers where our asset management approach can provide an environment conducive to creating sales productivity for our tenants.

We compete with other primarily institutional-quality owners and investors in the business of acquiring, investing to develop, leasing and operating office properties. We leverage relationships, track record, and the high quality of our physical assets and locations to compete successfully. Additional principal factors of competition are the leasing terms (including rental rates and concessions or allowances offered) and the terms of any other investment activity such as mezzanine loan investments in new development. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, utilities, governmental regulations, legislation and population trends.

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

Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Currently, we do not have any agreements or letters of intent in place for any debt financing sources other than our Credit Facility and our Interim Term Loan. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Debt or equity financing may not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our $1.5 Billion Unit Offering, offerings through our registration statement on Form S-3 (File No. 333-211178), or the Shelf Registration Statement, our 2016 ATM Offering, our mShares Offering, or other offerings), the interests of our existing stockholders could be diluted.

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
Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon our Manager's performance in the acquisition of, and arranging of financing for, investments, as well as our property managers' performance in the selection of residents and tenants and the negotiation of leases and our Manager's performance in the selection of retail tenants and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more proceeds we raise in current and future offerings of our securities, the greater our challenge will be to invest all the net offering proceeds on attractive terms. Our stockholders will not have the opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the oversight of our board of directors, the management ability of our Manager and the performance of our Manager and property managers. We cannot be sure that our Manager will be successful in obtaining suitable investments on financially attractive terms.

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
Furthermore, if we acquire properties prior to, during, or upon completion of construction, it will typically take several months following completion of construction to lease available space. Therefore, our stockholders could experience delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection and acquisition of investments could adversely affect our stockholders' returns. In addition, if we are unable to invest the proceeds of any offering of our securities in real properties and real estate-related assets in a timely manner, we will hold the proceeds of those offerings in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or pay down our Credit Facility, which generate lower returns than we anticipate with our target assets, or, ultimately, liquidate. In such an event, our ability to make distributions to our stockholders and the returns to our stockholders would be adversely affected.

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

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our Preferred Stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock or our Common Stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine subject to the rules of NYSE. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue Common Stock or other equity or debt securities (a) to persons from whom we purchase multifamily communities, as part or all of the purchase price of the community, or (b) to our Manager in lieu of cash payments required under the Management Agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any Common Stock or other equity or debt securities issued in consideration of multifamily communities acquired or services provided, or to be provided, to us.

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers and rights senior to the rights of holders of our Common Stock or the Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into Preferred Stock with a distribution preference over our Common Stock or the Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our Common Stock and our Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

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

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks around the world. We collect and retain certain personal information provided by our residents and tenants. [In addition, we engage third party service providers that may have access to such personally identifiable information in connection with providing necessary information technology and security and other business services to us.]4 While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance, and require significant management attention and resources to remedy the damages and penalties that result.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Manager. In particular, we depend on the skills and expertise of John A. Williams, our Chief Executive Officer,

Leonard A. Silverstein, our President and Chief Operating Officer and Daniel M. DuPree, our Chief Investment Officer. Neither we nor our Manager have an employment agreement with any of our or its key personnel, including Mr. Williams, Mr. Silverstein and Mr. DuPree, and we cannot guarantee that all, or any, of such personnel, will remain affiliated with us or our Manager. If any of our key personnel were to cease their affiliation with our Manager, our operating results could suffer. Our Manager maintains key person life insurance that would provide our Manager with proceeds in the event of the death or disability of Mr. Silverstein.

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

Furthermore, our Manager may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services. Such contractors may have no fiduciary duty to our Manager or us and may not perform as expected or desired. Any such services provided by independent contractors will be paid for by us as an operating expense.

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

From time to time, our Manager and/or its affiliates has agreed, and may agree in the future to waive all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our Manager and/or its affiliates choose to no longer waive or defer such fees, compensation and incentives or to cease paying general administrative expenses or supplementing stockholder returns, our results of operations will be lower than in previous periods and our stockholders' return on their investment in our Company could be negatively affected.

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

Because of our holding company structure, we depend on our Operating Partnership subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such Operating Partnership subsidiary and its subsidiaries.

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

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters, such as hurricanes, earthquakes, floods and sea rise;

•	climate change;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective residents or tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of complying with applicable environmental requirements and remediation and liabilities associated with environmental conditions affecting real properties; and

•	the potential for uninsured or underinsured property losses.

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

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on our properties, operations and business, particularly our properties along the East Coast and in Texas. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. [For example, our Stone Creek multifamily community located in Port Arthur, Texas was significantly damaged by Hurricane Harvey in the third quarter 2017.] Over time, these conditions could result in declining demand for apartments or our inability to operate the affected properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to obtain comprehensive insurance for our properties, including casualty, liability, fire, extended coverage and rental loss customarily, that is of the type obtained for similar properties and in amounts which our Manager determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to acts of war, earthquakes, floods, wind, pollution, environmental matters or terrorism which are either uninsurable, not economically insurable, or may be insured subject to material limitations, such as large deductibles or co-payments.

Because of our inability to obtain specialized coverage at rates that correspond to our perceived level of risk, we may not obtain insurance for acts of terrorism. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us. Although we intend to adequately insure our properties, we cannot assure that we will successfully do so.

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

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the carrying values of which are as follows as of December 31, 2017:

	Carrying value of real estate assets and real estate related loans, in millions:	Percentage

Georgia	$805.8	27.3%
Florida	734.9	24.9%
Texas	493.0	16.7%
Tennessee	186.0	6.3%
North Carolina	127.9	4.3%
Alabama	122.6	4.2%
Virginia	105.3	3.6%
California	88.9	3.0%
South Carolina	82.2	2.8%
Pennsylvania	65.5	2.2%
Arizona	49.7	1.7%
Kansas	44.1	1.5%
Kentucky	37.7	1.3%
Mississippi	5.8	0.2%

Total	$2,949.4	100.0%

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

We may agree to obtain certain properties from contributors who contribute their direct or indirect interest in such properties to our Operating Partnership in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions, that are intended to preserve favorable tax treatment for the contributors of such properties and otherwise agree to provide the indemnities to contributions. Additionally, we may agree to lock-out provisions in connection with obtaining financing for the acquisition of properties. Furthermore, we may agree to make a certain amount of debt available for these contributors to guarantee in order to preserve their favorable tax treatment. Lock-out provisions and the consequences of related tax indemnities could materially restrict us from selling, conveying, transferring otherwise disposing of all or any portion of the interest in these properties in a taxable transaction or from refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to make distributions to our stockholders. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders, and therefore, might have an adverse impact on the value of our Common Stock. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Risks Associated with Debt Financing

We have significant debt, which could have important adverse consequences.

As of December 31, 2017, we had outstanding debt of approximately $1.8 billion. This indebtedness could have important consequences, including:

•	if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.

The mortgages on our properties subject to secured debt, our Revolving Credit Facility and our Interim Term Loan contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants, including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.

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

Our governing documents do not have limitations on the amount of leverage we may use. As of December 31, 2017, we and our subsidiaries had outstanding approximately $1.8 billion of indebtedness. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends due to debt covenant restrictions and/or resulting lower amounts of cash from operating activities. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to the Preferred Stock and our Common Stock if we incur additional indebtedness.

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

We may change our operational policies (including our investment guidelines, strategies and policies and the targeted assets in which we invest) with the approval of our board of directors but without stockholder consent or notice at any time, which may adversely affect the market value of our Common Stock, our results of operations and cash flows and our ability to pay dividends to our stockholders.

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
As a result of the past crisis in the residential mortgage-backed securities markets, the most recent global recession and some concerns over the ability to refinance or repay existing commercial mortgage-backed securities as they come due, liquidity previously provided by the commercial mortgage-backed securities and collateralized debt obligations markets has significantly decreased. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes significant new regulations related to the mortgage backed securities industry and market participants, which has contributed to uncertainty in the market. The lack of volume in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution:

•	General availability of loans proceeds/originators:

•	higher loan spreads;

•	tighter loan covenants;

•	reduced loan to value ratios and resulting borrower proceeds; and

•	higher amortization and reserve requirements.

The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. The Company utilizes loan programs sponsored by these entities as a key source of capital to finance its growth and its operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. In June 2013, a bipartisan group of senators proposed an overhaul of the housing finance system which would wind down Fannie Mae and Freddie Mac within five years; in August 2013, President

Obama announced his support for this legislation. This legislation was ultimately abandoned. Any decision or action by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect the Company and its growth and operations.

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

•
increase in e-commerce and alternative distribution channels may negatively affect out tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our grocery anchors, which could lead to store closures;

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

Competition may impede our ability to renew leases or re-let spaces as leases expire, which could harm our business and operating results.
We face competition from similar centers and other types of shopping venues within our market areas that may affect our ability to renew leases or re-let space as leases expire at our grocery-anchored shopping centers. Certain national retail chain bankruptcies and resulting store closings/lease disaffirmations have generally resulted in increased available retail space which, in turn, has resulted in increased competitive pressure to renew tenant leases upon expiration and to find new retail tenants for vacant space at such properties. In addition, any new competitive retail properties that are developed within the market areas of our existing grocery-anchored shopping centers may result in increased competition for customer traffic and creditworthy retail tenants. Increased competition for retail tenants may require us to make tenant and/or capital improvements to retail properties beyond those that we would otherwise have planned to make. Any unbudgeted tenant and/or capital improvements we undertake may reduce cash that would otherwise be available for distributions to our stockholders. Ultimately, if we are unable to renew leases or re-let space as retail leases expire or renew or re-let such spaces at lower rental rates, our business and operations could be negatively impacted.

Loss of revenues from significant tenants and our in-line tenants could reduce distributions to our stockholders.

For our currently owned and planned acquisitions of grocery-anchored shopping centers, we derive or will derive significant revenues from anchor tenants such as Publix, Kroger, Wal-Mart, Safeway, Sprouts, BJ's Wholesale Club, The Fresh Market and Bi-Lo, in addition to our in-line tenants.

Distributions to our stockholders could be adversely affected by the loss of revenues in the event our tenants:

•	become bankrupt or insolvent;

•	experience a downturn in their business;

•	materially default on their leases;

•	do not renew their leases as they expire; or

•	renew at lower rental rates.

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

Increased competition to traditional grocery chains from new market participants, Amazon, online supermarket retailers and food delivery services could adversely affect our grocery-anchored revenues and cash flow.

As a result of consumers' growing desire to shop online, traditional grocery chains are subject to increasing competition from new market participants and food retailers who have incorporated the internet as a direct-to-consumer channel and internet-only retailers that sell grocery products. For example, Amazon, a leading online retailer, acquired Whole Foods on August 28, 2017. Additionally, online food delivery services are increasingly competing with traditional grocery chains in the food sales market. Competition from these new market participants and selling channels could negatively impact traditional grocery chains, which could adversely affect our grocery-anchored revenues and cash flow. In addition, changing dynamics in the food sales space could result in increased competition, declining same-store sales and store closings in the retail and grocery sector.

Risks Related to our Preferred Office Properties Investments

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
• competition from other office properties;
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

Certain Employee Benefit Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to liability and penalties.

Special considerations apply to the purchase or holding of securities by employee benefit plans subject to the fiduciary rules of Title I of ERISA (“ERISA Plans”), including pension or profit sharing plans and entities that hold assets of such ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans”). If you are investing the assets of any Benefit Plan, you should satisfy yourself that:

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

•
in making such investment decision, you have considered the effect the investment will have on the liquidity of the Benefit Plan and whether or not the investment will produce UBTI for the Benefit Plan;

•	you will be able to value the assets of the Benefit Plan annually in accordance with any applicable ERISA or Code requirements and applicable provisions of the Benefit Plan; and

•	your investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in, or holding of, our securities constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary of the plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in the stock may lose its tax exempt status.

Plans that are not subject to ERISA or the prohibited transactions of the Code, such as government plans or church plans, may be subject to similar requirements under state law. Such plans should satisfy themselves that the investment satisfies applicable law. We have not, and will not, evaluate whether an investment in, or holding of, our securities is suitable for any particular plan.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2017, we were the owner of the following 30 multifamily communities and four student housing communities, which comprise our multifamily communities segment:

Property	Location	Year constructed	Number of Units	Average Unit Size (sq. ft.)	Average Rent (1)

Summit Crossing (2)	Atlanta, GA	2007	657	1,040	1,234
Stone Rise	Philadelphia, PA	2008	216	1,078	1,463
McNeil Ranch	Austin, TX	1999	192	1,071	1,254
Lake Cameron	Raleigh, NC	1997	328	940	978
Stoneridge Farms at the Hunt Club	Nashville, TN	2002	364	1,153	1,100
Vineyards	Houston, TX	2003	369	1,122	1,141
Aster at Lely Resort	Naples, FL	2015	308	1,071	1,439
CityPark View	Charlotte, NC	2014	284	948	1,089
Avenues at Cypress	Houston, TX	2014	240	1,170	1,418
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001	1,543
Avenues at Creekside	San Antonio, TX	2014	395	974	1,148
Citi Lakes	Orlando, FL	2014	346	984	1,384
Avenues at Northpointe	Houston, TX	2013	280	1,167	1,349
Lenox Portfolio	Nashville, TN	(3)	474	861	1,206
Stone Creek	Houston, TX	2009	246	852	1,010
Overton Rise	Atlanta, GA	2015	294	1,018	1,479
Village at Baldwin Park	Orlando, FL	2008	528	1,069	1,547
Crosstown Walk	Tampa, FL	2014	342	981	1,268
525 Avalon Park	Orlando, FL	2008	487	1,394	1,400
Sorrel	Jacksonville, FL	2015	290	1,048	1,265
Retreat at Greystone	Birmingham, AL	2015	312	1,100	1,219
Broadstone At Citrus Village	Tampa, FL	2011	296	980	1,252
Founders Village	Williamsburg, VA	2014	247	1,070	1,366
Claiborne Crossing	Louisville, KY	2014	242	1,204	1,330
Luxe at Lakewood Ranch	Sarasota, FL	2016	280	1,105	1,521
Adara Overland Park	Kansas City, KS	2016	260	1,116	1,308
Aldridge at Town Village	Atlanta, GA	2016	300	969	1,298
Overlook at Crosstown Walk	Tampa, FL	2016	180	986	—
Colony at Centerpointe	Richmond, VA	2016	255	1,149	—
City Vista (4)	Pittsburgh, PA	2014	272	1,023	1,352
			9,521
Student housing communities:
North by Northwest	Tallahassee, FL	2012	219	1,250	725
SoL	Tempe, AZ	2010	224	1,296	715
Stadium Village (5)	Atlanta, GA	2015	198	1,466	670
Ursa (5)	Waco, TX	2017	250	1,634	—
			891

			10,412
(1) Average rent per unit, except for student housing properties, which are average rent per bed.
(2) The second phase of our Summit Crossing community (140 units) was completed in 2013 and the third phase was completed in 2017. The combined three phases are managed as a single property.
(3) The Lenox Portfolio consists of three properties, two of which were completed in 2009 (291 units) and the third in 2015 (183 units).
(4) We own approximately 96% of the joint venture that controls the City Vista multifamily community.
(5) We own approximately 99% of the joint venture that controls the Stadium Village and Ursa student housing properties.

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
At December 31, 2017, we were the sole owner of the following 39 grocery-anchored shopping centers, which comprise our New Market Properties segment:

Property name	Location	Year built	GLA (1)	Percent leased (2)	Grocery anchor tenant

Castleberry-Southard	Atlanta, GA	2006	80,018	100.0%	Publix
Cherokee Plaza	Atlanta, GA	1958	102,864	100.0%	Kroger
Lakeland Plaza	Atlanta, GA	1990	301,711	95.3%	Sprouts
Powder Springs	Atlanta, GA	1999	77,853	95.1%	Publix
Rockbridge Village	Atlanta, GA	2005	102,432	95.5%	Kroger
Roswell Wieuca Shopping Center	Atlanta, GA	2007	74,370	100.0%	The Fresh Market
Royal Lakes Marketplace	Atlanta, GA	2008	119,493	84.4%	Kroger
Sandy Plains Exchange	Atlanta, GA	1997	72,784	93.2%	Publix
Summit Point	Atlanta, GA	2004	111,970	82.7%	Publix
Thompson Bridge Commons	Atlanta, GA	2001	92,587	96.1%	Kroger
Wade Green Village	Atlanta, GA	1993	74,978	93.2%	Publix
Woodmont Village	Atlanta, GA	2002	85,639	98.4%	Kroger
Woodstock Crossing	Atlanta, GA	1994	66,122	92.6%	Kroger
East Gate Shopping Center	Augusta, GA	1995	75,716	89.5%	Publix
Fury's Ferry	Augusta, GA	1996	70,458	98.6%	Publix
Parkway Centre	Columbus, GA	1999	53,088	97.4%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570	100.0%	Publix
Parkway Town Centre	Nashville, TN	2005	65,587	100.0%	Publix
The Market at Salem Cove	Nashville, TN	2010	62,356	97.8%	Publix
The Market at Victory Village	Nashville, TN	2007	71,300	98.5%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095	100.0%	The Fresh Market
Shoppes of Parkland	Miami-Ft. Lauderdale, FL	2000	145,720	100.0%	BJ's Wholesale Club
Barclay Crossing	Tampa, FL	1998	54,958	100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966	100.0%	Publix
University Palms	Orlando, FL	1993	99,172	100.0%	Publix
Crossroads Market	Naples, FL	1993	126,895	98.1%	Publix
Champions Village	Houston, TX	1973	383,093	79.3%	Randalls
Kingwood Glen	Houston, TX	1998	103,397	100.0%	Kroger
Independence Square	Dallas, TX	1977	140,218	83.0%	Tom Thumb
Oak Park Village	San Antonio, TX	1970	64,855	100.0%	H.E.B.
Sweetgrass Corner	Charleston, SC	1999	89,124	100.0%	Bi-Lo
Irmo Station	Columbia, SC	1980	99,384	92.3%	Kroger
Anderson Central	Greenville Spartanburg, SC	1999	223,211	96.1%	Walmart
Fairview Market	Greenville Spartanburg, SC	1998	53,888	100.0%	Publix
Rosewood Shopping Center	Columbia, SC	2002	36,887	90.2%	Publix
West Town Market	Charlotte, NC	2004	67,883	100.0%	Harris Teeter
Heritage Station	Raleigh, NC	2004	72,946	100.0%	Harris Teeter
Maynard Crossing	Raleigh, NC	1996	122,781	96.3%	Kroger
Southgate Village	Birmingham, AL	1988	75,092	100.0%	Publix

TOTAL			4,055,461	94.5%

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
Our grocery anchor tenants comprised 52.4% of our portfolio GLA at December 31, 2017. Our small in-line tenants generally consist of retail, consumer services, healthcare providers, and restaurants; none of our small in-line tenants individually constitute more than 1.0% of our portfolio GLA as of December 31, 2017. The following table summarizes our grocery anchor tenants by GLA as of December 31, 2017:

Grocery Anchor Tenant	GLA	% of GLA within retail portfolio
Publix (1)	860,301	21.2%
Kroger	574,167	14.2%
Wal-Mart	183,211	4.5%
BJ's Wholesale Club	108,532	2.7%
Harris Teeter	105,943	2.6%
Randall's	61,604	1.5%
Bi-Lo	59,824	1.5%
H.E.B	54,844	1.4%
Tom Thumb	43,600	1.1%
Sprouts	29,855	0.7%
The Fresh Market	43,321	1.1%

Total	2,125,202	52.4%

(1) Publix at our Fairview Market center expires in February 2018. The Company has executed a lease, subject to contingencies, to replace approximately 62% of the Publix space.
The following table summarizes New Market Properties' contractual lease expirations for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	Total grocery-anchored shopping center portfolio
	Number of leases	Leased GLA	Percent of leased GLA

Month to month	10	17,141	0.4%
2018	94	377,237	9.9%
2019	97	561,832	14.7%
2020	107	467,902	12.2%
2021	92	437,532	11.4%
2022	90	313,629	8.2%
2023	31	127,694	3.3%
2024	18	551,844	14.4%
2025	17	293,154	7.7%
2026	9	127,071	3.3%
2027	16	112,101	2.9%
2028+	16	434,426	11.6%

Total	597	3,821,563	100.0%

At December 31, 2017, we were the sole owner of the following four office properties, which comprise our Preferred Office Properties segment:

Property Name	Location	GLA	Percent leased
Three Ravinia	Atlanta, GA	814,000	97%
Westridge at La Cantera	San Antonio, TX	258,000	100%
Brookwood Center	Birmingham, AL	169,000	100%
Galleria 75	Atlanta, GA	111,000	94%

		1,352,000	98%

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
As of December 31, 2017, our significant tenants within our Preferred Office Properties segment consisted of:

	Square footage	Percentage of total SF	Annual Base Rent
InterContinental Hotels Group	495,409	36.6%	$11,200,200
State Farm Mutual Automobile Insurance Company	183,168	13.5%	3,232,086
Harland Clarke Corporation	129,016	9.5%	2,742,125
United Services Automobile Association	129,015	9.5%	2,967,345
Access Insurance Holdings, Inc.	77,518	5.7%	1,042,629

	1,014,126	74.8%	$21,184,385
The following table summarizes contractual lease expirations within our Preferred Office Properties segment for the next ten years and thereafter, assuming no tenants exercise their renewal options:

Preferred Office Properties segment
		Percent of
Year of lease expiration	Rentable square	rented
	feet	square feet
2018	6,270	0.5%
2019	15,745	1.2%
2020	95,656	7.3%
2021	217,000	16.5%
2022	13,891	1.1%
2023	80,272	6.1%
2024	19,147	1.5%
2025	47,870	3.6%
2026	—	—%
2027	258,031	19.7%
2028+	558,522	42.5%

Total	1,312,404	100.0%

Details regarding the mortgage debt on our properties may be found in the consolidated financial statements within this Annual Report on Form 10-K.

Our corporate headquarters is located at 3284 Northside Parkway NW, Suite 150, Atlanta, Georgia 30327.

Item 3.	Legal Proceedings

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

Market Information

Our Common Stock (symbol "APTS") has been listed on the New York Stock Exchange since July 17, 2015. The following table sets forth the historical quarterly price data pertaining to our Common Stock, and per-share dividend distributions declared on our Common Stock for 2016 and 2017:

Quarter ended:	High	Low	Close	Dividends
3/31/2016	$12.83	$12.58	$12.68	$0.1925
6/30/2016	$14.74	$14.31	$14.72	$0.2025
9/30/2016	$13.59	$13.34	$13.51	$0.2025
12/31/2016	$14.96	$14.57	$14.91	$0.22

Quarter ended:	High	Low	Close	Dividends
3/31/2017	$14.98	$12.42	$13.21	$0.22
6/30/2017	$16.40	$13.17	$15.75	$0.235
9/30/2017	$19.19	$15.09	$18.88	$0.235
12/31/2017	$22.71	$18.73	$20.25	$0.25

As of December 31, 2017, there were approximately 23,900 holders of record of our Common Stock. This total excludes an unknown number of holders of 6.7 million shares of Common Stock in street name at non-responding brokerage firms.

Dividends

We have declared and subsequently paid cash dividends on shares of our Common Stock for each quarter since our IPO in 2011. Since we have elected to be taxed as a REIT effective with our tax year ended December 31, 2011, we are required to, and intend to, distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to maintain such status. Dividends are declared with the action and approval of our board of directors and any future distributions are made at our board of director's discretion. Our dividend paying capacity is primarily dependent upon cash generated from our multifamily communities, grocery-anchored shopping centers and office properties, interest income on our real estate loans and cash needs for capital expenditures, both foreseen and unforeseen, among other factors. Risks inherent in our ability to pay dividends are further described in the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Equity Compensation Plan

The following table sets forth information as of December 31, 2017 regarding our equity compensation plans and our Common Stock authorized for issuance under the plans.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	(1)	488,307	(2)	N/A	907,882
Equity compensation plans not approved by stockholders		—		N/A	—
Total		488,307		N/A	907,882

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

(2)
Represents 465,507 Class A Units of our Operating Partnership, or Class A Units, which are exchangeable for shares of our Common Stock on a one-for-one basis, or cash, as elected by our Operating Partnership, and 22,800 Restricted Stock units. Excluded are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center.

Shareholder Return Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The chart above presents comparative investment results of a hypothetical initial investment of $1,000 on January 1, 2013 in: (i) our Common Stock, ticker symbol "APTS;" (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P Small Cap 600 Index, a broad equity index comprised of constituent companies with capitalization levels that approximate ours. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	1/1/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
APTS Common Stock	$1,000	$1,101	$1,347	$1,783	$2,157	$3,100
MSCI U. S. REIT Index	$1,000	$1,025	$1,336	$1,370	$1,487	$1,563
S&P Small Cap 600 Index	$1,000	$1,397	$1,459	$1,410	$1,758	$1,965

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended 2017.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$294,004,615	$200,118,915	109,305,512	$56,536,370	$32,133,491

Net income (loss)	$28,666,601	$(9,843,414)	$(2,425,989)	$2,127,203	$(4,205,492)

Net loss per share of Common Stock
available to common stockholders,
basic and diluted	$(1.13)	$(2.11)	$(0.95)	$(0.31)	$(1.59)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	31,926,472	23,969,494	22,182,971	17,399,147	9,456,228

Cash dividends declared per share of Common Stock	$0.94	$0.8175	$0.7275	$0.655	$0.605

Total assets	$3,252,369,625	$2,420,832,602	$1,295,529,033	$691,382,907	$340,119,848

Long term debt	$1,812,048,774	$1,327,878,112	$696,945,291	$354,418,668	$140,516,000
Revolving credit facility	$41,800,000	$127,500,000	$34,500,000	$24,500,000	$29,390,000

Total liabilities	$1,971,603,932	$1,535,571,440	$770,075,243	$399,801,033	$174,067,129

Preferred Stock (par value outstanding)	$12,373	$9,144	$4,830	$1,928	$893

Total equity	$1,280,765,693	$885,261,162	$525,453,790	$291,581,874	$166,052,719

Cash flows provided by (used in):
Operating activities	$86,289,071	$61,661,469	$35,221,423	$15,436,062	$8,686,070
Investing activities	$(723,752,904)	$(1,126,583,594)	$(533,510,211)	$(356,423,742)	$(137,725,734)
Financing activities	$646,184,908	$1,074,804,307	$497,615,123	$334,920,519	$135,246,586

Funds from operations ("FFO")(1)	$43,344,253	$22,385,563	$16,701,905	$10,967,373	$(33,080)
Core funds from operations ("Core FFO")(1)	$48,111,760	$32,390,826	$25,952,326	$18,373,674	$9,128,980
Adjusted funds from operations ("AFFO")(1)	$38,376,539	$26,594,910	$21,783,083	$14,771,490	$7,809,761

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the year ended December 31, 2017, we acquired ten multifamily communities, eight grocery-anchored shopping centers, three student housing properties and one office building.

During the year ended December 31, 2017, we sold our Sandstone Creek, Ashford Park and Enclave at Vista Ridge multifamily communities located in Kansas City, Kansas, Atlanta, Georgia and Dallas, Texas respectively, and collected aggregate gross proceeds of $157.6 million. We realized an aggregate gain on the sale of these properties of approximately $37.6 million and an average total return on these properties of approximately 26.5%.

As of December 31, 2017, we had cumulatively issued 989,408 units and collected net proceeds of approximately $891.2 million from our primary Series A Offering and Follow-On Series A Offering. As of December 31, 2017, we had cumulatively issued 260,871 units and collected net proceeds of approximately $234.4 million from our current $1.5 Billion Unit Offering. As of December 31, 2017, we had cumulatively issued 15,275 shares of Series M Preferred Stock and and collected net proceeds of approximately $14.5 million from our mShares Offering. Our offering for 900,000 units of Series A Redeemable Preferred Stock sold its entire allotment of units and was closed on February 14, 2017. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On May 12, 2017, we issued 2,750,000 shares of our common stock, par value $0.01 per share, or Common Stock, at a public offering price of $15.25 per share pursuant to an underwritten public offering. On May 30, 2017, we sold an additional 412,500 shares of Common Stock at $15.25 per share pursuant to the underwriters' exercise in full of an option granted to the underwriters in connection with the public offering. The combined gross proceeds of the two sales was approximately $48.2 million before deducting underwriting discounts and commissions and other estimated offering expenses.

During the year ended December 31, 2017, we sold 1.7 million shares of Common Stock pursuant to our "at the market" offering (the "2016 ATM Offering"), resulting in aggregate gross proceeds of approximately $28.6 million.
In addition, during the year ended December 31, 2017, we issued approximately 6.2 million shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $84.4 million from those exercises.

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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2017 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 97.8% interest as of December 31, 2017. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

Industry Outlook

  We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2018, with continued, albeit potentially slower, job growth and improvements in consumer confidence. The presidential administration certainly creates more uncertainty in the direction and trajectory of economic growth. We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector. If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as the current level of occupancy nationwide will be difficult to measurably improve upon.

Multifamily Communities

                The pipeline of new multifamily construction, although increasing nationwide in recent years, may be showing signs of declining going forward.  The new supply coming on line to date has been generally in line with demand in most of our markets. Nationally, new multifamily construction is currently at or above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets, which in many of our markets has offset or exceeded the new supply coming online.  The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will constrain further increases in multifamily supply.  It may even be the case that new supply peaks in 2017 and these constraints cause a decline in new multifamily “starts” in 2018 and 2019.  As an offset, the presidential administration may loosen banking regulation standards, which could cause an increase in available capital for new construction.  Any relaxing of these regulations could lead to more capital for new multifamily development and an increase in supply.

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

Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the new US President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets.  Recent US bond market movements have seen rates rise and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower.  Other lenders in the market have had generally stable rates as well. In 2018, we may well see a decline in spreads as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent volatility in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

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

Grocery-Anchored Shopping Centers

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

                The debt market for our grocery-anchored shopping center assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. Spreads and rates are generally comparable or even more favorable to those for multifamily properties, however, the leverage levels on the retail assets may be lower than the levels on our multifamily assets. During the fourth quarter we have seen cap rate compression on acquisitions we have been pursuing inside our grocery-anchored strategy. We believe, notwithstanding the increase in longer-term U.S. Treasury yields since the 2016 election, that the overall capital markets are pricing in stronger rent growth and higher long term occupancy levels, especially so in the grocery-anchored sector. In addition, due to some investor concern over retail in general, that allocation of capital into retail has been largely focused away from other retail product types and into the grocery-anchored sector. The result of this is that increased capital flows moving into the grocery-anchored sector has investors willing to accept lower yields to do so, thus putting upward pressure on prices for attractive acquisition opportunities inside our grocery-anchored strategy.

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

Preferred Office Properties

The office investment market continues to post healthy fundamentals across our current and target footprint, where we are primarily focused on high growth, non-“Gateway” markets. This extended cycle has been characterized by an historically low level new office construction as lenders and developers alike practice restraint in the wake of the Great Recession. The office developments that can be financed must have substantial preleasing, keeping higher risk projects sidelined and avoiding oversaturation of the market with delivery of speculative supply. All of this portends positively for office landlords and we expect to see continued rent growth in our markets.

Rising interest rates combined with large capital allocations for office investment may challenge pro forma returns in the near-term, but we believe the same lender discipline that has constrained new construction will also keep investors conservative on the buy side. In other words, if cap rates don’t expand naturally with higher borrowing costs, lenders will cap out at lower leverage and investors will either seek to reprice property purchases or invest at lower returns. With more options for reasonable yield in fixed income today, we think it more likely that capital reprices real estate or reallocates elsewhere versus tolerating lower returns, which would create buying opportunities for the company. Further, given the stable profile of our current office portfolio with very few vacancies, limited near-term lease rollover and long-term fixed rate mortgage financing, we believe any such marginal repricing would have de minimis impact on the office properties we already own.

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
The fair values of in-place leases for retail shopping centers and office properties represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is estimated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized to expense over the remaining term of the respective leases. The fair values of above-market and below-market in-place leases for retail shopping centers and office properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market leases and in place leases are included in the acquired intangible assets line of the consolidated balance sheets. Both above-market and below-market lease values are amortized as adjustments to rental revenue over the remaining term of the respective leases for office properties. The amortization period for retail shopping center leases is the remaining lease term plus any below market probable renewal options.
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

Real Estate Loans

We extend loans for purposes such as to to acquire land and to provide partial financing for the development of multifamily residential communities, student housing communities, grocery-anchored shopping centers and office properties and for other real estate or real estate related projects. Certain of these loans we extend include characteristics such as exclusive options to purchase the project within a specific time window following expected project completion and stabilization, the rights to incremental exit fees over and above the amount of periodic interest paid during the life of the loans, or both. These characteristics can cause the loans to contain variable interests and the potential of consolidation of the underlying project as a variable interest entity, or VIE. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. Arriving at these conclusions requires us to make significant assumptions and judgments concerning each project, especially with regard to our estimates of future market capitalization rates and property net operating income projections. Additionally, we analyze each loan arrangement and utilize these same assumptions and judgments for consideration of whether the loan qualifies for accounting as a loan or as an investment in a real estate development project.

Impairment of Loans and Notes Receivable. We monitor the progress of underlying real estate development projects which are partially financed by our real estate loans and certain of our notes receivable. Draws of interest included in these loans and notes are monitored versus the budgeted amounts, and the progress of projects are monitored versus the estimates in the project timeline. Changes in circumstances could indicate that the carrying amounts of our loans and notes receivable may not be recoverable or realized. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. If, based on this analysis, we do not believe that we will be able to collect the amounts due from a loan or note, we record an impairment via a valuation allowance to the extent that the carrying value of the loan or note exceeds its estimated fair value. Fair market value is determined based on a discounted cash flow analysis and is substantiated by an independent appraisal of the collateral if necessary. This analysis requires us to use future estimates of progress of a project versus its budget, local and national economic conditions and discount rates. The use of different assumptions would result in variations of the values of the loans and notes which could impact the amount of our net income and our assets on our consolidated balance sheets.

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

Equity Compensation

We calculate the fair value of equity compensation instruments such as Class B Units based upon estimates of their expected term, the expected volatility of and dividend yield on our Common Stock over this expected term period and the market risk-free rate of return utilizing a Monte Carlo simulation model, which is performed by an independent third party. The compensation expense is recognized on a straight-line basis over the vesting period(s) and forfeitures are recognized as they occur.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see note 2 of our consolidated financial statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month and twelve-month periods ended December 31, 2017 were:

	Three months ended December 31,			Twelve months ended December 31,
	2017	2016	% change	2017	2016	% change

Revenues	$81,652,168	$58,991,853	38.4%	$294,004,615	$200,118,915	46.9%

Per share data:
Net income (loss) (1)	$(0.60)	$(0.66)	—%	$(1.13)	$(2.11)	—%

FFO (2)	$0.31	$0.24	29.2%	$1.32	$0.90	46.7%

Core FFO (2)	$0.36	$0.32	12.5%	$1.47	$1.31	12.2%

Dividends (3)	$0.25	$0.22	13.6%	$0.94	$0.8175	15.0%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and Core FFO are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

Funds from operations ("FFO") for the three months and for the year ended December 31, 2016 reflect acquisition-related costs, which were recognized in full when incurred. Beginning January 1, 2017, the majority of these types of costs are capitalized and amortized over the lives of the acquired assets (see "2017 Guidance" section). Core Funds From Operations Attributable to Common Stockholders and Unitholders ("Core FFO") excludes acquisition costs and certain other costs not representative of our ongoing operations. Adjusted Funds From Operations Attributable to Common Stockholders and Unitholders ("AFFO") removes significant non-cash revenues and expenses from our Core FFO results.

•
For the year 2017, our Core FFO payout ratio to our Common Stockholders and Unitholders was approximately 66.7% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 83.6%. For the fourth quarter 2017, our Core FFO payout ratio to our Common Stockholders and Unitholders was approximately 71.1% and our AFFO payout ratio to Common Stockholders and Unitholders was approximately 81.9%. (1)

•
For the year 2017, our Core FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 57.0% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 62.4%. For the fourth quarter 2017, our Core FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 56.1% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 59.5%. (1)

•	We issued approximately 3.0 million shares of Common Stock during the fourth quarter 2017 and approximately 12.1 million shares of Common Stock during the year ended December 31, 2017.

•
As of December 31, 2017, our total assets were approximately $3.3 billion compared to approximately $2.4 billion as of December 31, 2016, an increase of approximately $0.8 billion, or approximately 34.3%. This growth was driven primarily by the acquisition of 22 real estate properties (less the sale of 3 properties) and an increase of approximately $53.9 million of the funded amount of our real estate loan investment portfolio since December 31, 2016.

•	As of December 31, 2017, the average age of our multifamily communities was approximately 6.3 years, which we believe is among the youngest in the multifamily REIT industry.

•	At December 31, 2017, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 54.9%.

•
Cash flow from operations for the year ended December 31, 2017 was approximately $86.3 million, an increase of approximately $24.6 million, or 39.9%, compared to approximately $61.7 million for the year ended December 31, 2016.

Cash flow from operations for the quarter ended December 31, 2017 was approximately $15.8 million, an increase of approximately $8.0 million, or 103.0%, compared to approximately $7.8 million for the quarter ended December 31, 2016.

•	For the quarter ended December 31, 2017, our physical occupancy for established multifamily communities was 95.9%.

•
Hurricane Harvey caused property damage at our Stone Creek multifamily community located in Port Arthur, Texas which required us to write off real estate assets with a net book value of approximately $6.9 million. Property damage and lost rental income for this asset are covered under the National Flood Insurance Program (NFIP) and, residually, under various provisions of our master policy.  Therefore, we simultaneously recorded an insurance receivable of the same amount, resulting in no loss being recorded in the Income Statement from the write-off. At December 31, 2017, we had received approximately $4.7 million of insurance proceeds and expect to receive the remainder during the first quarter 2018. Remediation and restoration is progressing very well, and we anticipate full completion by May of 2018. Together with Hurricane Irma, we sustained other smaller property damages, lost revenues and higher miscellaneous operating expenses at certain of our other multifamily communities and grocery-anchored shopping centers in Texas and Florida. For the three-month period and year ended December 31, 2017, rental revenues decreased $273,000 and $387,000, respectively due to lost rents. We expect to record a full recovery of these lost revenues upon settlement with our insurance carrier and receipt of funds in 2018. In addition to lost rents, our Income Statement reflects other related costs such as insurance deductibles, smaller property damages that did not exceed our property insurance deductibles, and other storm remediation expenses from the two storms. These costs combined totaled $408,000 and $511,000 for the three-month and twelve-month periods ended December 31, 2017, respectively.

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

During the year ended December 31, 2017, we acquired the following properties:

Property	Location	Units	Beds	Leasable square feet

Multifamily communities:
Broadstone at Citrus Village	Tampa, FL	296	n/a	n/a
Retreat at Greystone	Birmingham, AL	312	n/a	n/a
Founders Village	Williamsburg, VA	247	n/a	n/a
Claiborne Crossing	Louisville, KY	242	n/a	n/a
Luxe at Lakewood Ranch	Sarasota, FL	280	n/a	n/a
Adara Overland Park	Kansas City, KS	260	n/a	n/a
Aldridge at Town Village	Atlanta, GA	300	n/a	n/a
The Reserve at Summit Crossing	Atlanta, GA	172	n/a	n/a
Overlook at Crosstown Walk	Tampa, FL	180	n/a	n/a
Colony at Centerpointe	Richmond, VA	255	n/a	n/a

Grocery-anchored shopping centers:
Castleberry-Southard	Atlanta, GA	n/a	n/a	80,018
Rockbridge Village	Atlanta, GA	n/a	n/a	102,432
Irmo Station	Columbia, SC	n/a	n/a	99,384
Maynard Crossing	Raleigh, NC	n/a	n/a	122,781
Woodmont Village	Atlanta, GA	n/a	n/a	85,639
West Town Market	Charlotte, NC	n/a	n/a	67,883
Crossroads Market	Naples, FL	n/a	n/a	126,895
Roswell Wieuca Shopping Center	Atlanta, GA	n/a	n/a	74,370

Student housing properties:
SoL	Tempe, AZ	224	639	n/a
Stadium Village (1)	Atlanta, GA	198	792	n/a
Ursa (1)	Waco, TX	250	840	n/a

Office property:
Westridge at La Cantera	San Antonio, TX	n/a	n/a	258,000

		3,216	2,271	1,017,402

(1) The Company acquired and owns an approximate 99% equity interest in a joint venture which owns both Stadium Village and Ursa.

•
During the year ended December 31, 2017, we sold our Sandstone Creek, Ashford Park and Enclave at Vista Ridge multifamily communities located in Kansas City, Kansas, Atlanta, Georgia and Dallas, Texas respectively, which included an aggregate number of 1,072 units.

Real Estate Loan Investments

Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 15 and 60 basis points, depending on the loan. As of December 31, 2017, our actual and potential purchase option portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
Encore	Atlanta, GA	339	4/2/2018	7/9/2018
Palisades	Northern VA	304	1/1/2019	5/31/2019
Fusion	Irvine, CA	280	10/1/2018	1/1/2019
Green Park	Atlanta, GA	310	3/1/2018	6/30/2018	(2)
Bishop Street	Atlanta, GA	232	10/1/2018	12/31/2018
Hidden River	Tampa, FL	300	9/1/2018	12/31/2018
CityPark II	Charlotte, NC	200	5/1/2018	8/31/2018
Park 35 on Clairmont	Birmingham, AL	271	S + 90 days (3)	S + 150 days (3)
Fort Myers	Fort Myers, FL	224	S + 90 days (3)	S + 150 days (3)
Wiregrass	Tampa, FL	392	S + 90 days (3)	S + 150 days (3)
360 Forsyth	Atlanta, GA	356	S + 90 days (3)	S + 150 days (3)
Morosgo	Atlanta, GA	258	S + 90 days (3)	S + 150 days (3)
University City Gateway	Charlotte, NC	338	S + 90 days (3)	S + 150 days (3)
Berryessa	San Jose, CA	551	N/A	N/A
Brentwood	Nashville, TN	301	N/A	N/A

Student housing properties:
Haven 12	Starkville, MS	152	4/1/2018	6/30/2018
Haven46	Tampa, FL	158	11/1/2018	1/31/2019
Haven Northgate	College Station, TX	427	10/1/2018	12/31/2018
Lubbock II	Lubbock, TX	140	11/1/2018	1/31/2019
Haven Charlotte	Charlotte, NC	332	12/1/2019	2/28/2020
Solis Kennesaw	Atlanta, GA	248	(4)	(4)

		6,113

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
(4) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2019 and end on December 31, 2019.

Year Ended December 31, 2017 compared to 2016 and Year Ended December 31, 2016 compared to 2015

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the year ended December 31, 2017 versus 2016 and the year ended December 31, 2016 versus 2015:

Preferred Apartment Communities, Inc.	Year Ended December 31,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$200,461,750	$137,330,774	$63,130,976	46.0%
Other property revenues	36,641,006	19,302,548	17,338,458	89.8%
Interest income on loans and notes receivable	35,697,982	28,840,857	6,857,125	23.8%
Interest income from related parties	21,203,877	14,644,736	6,559,141	44.8%
Total revenues	294,004,615	200,118,915	93,885,700	46.9%

Operating expenses:
Property operating and maintenance	29,903,092	19,981,640	9,921,452	49.7%
Property salary and benefits	13,271,603	10,398,711	2,872,892	27.6%
Property management fees	8,329,182	5,980,735	2,348,447	39.3%
Real estate taxes	31,281,156	21,594,369	9,686,787	44.9%
General and administrative	6,489,736	4,557,990	1,931,746	42.4%
Equity compensation to directors and executives	3,470,284	2,524,042	946,242	37.5%
Depreciation and amortization	116,776,809	78,139,798	38,637,011	49.4%
Acquisition and pursuit costs	14,002	8,547,543	(8,533,541)	(99.8)%
Asset management and general and administrative
expense fees to related parties	20,226,396	13,637,458	6,588,938	48.3%
Insurance, professional fees and other expenses	6,583,918	6,172,972	410,946	6.7%

Total operating expenses	236,346,178	171,535,258	64,810,920	37.8%
Contingent asset management and general and administrative
expense fees	(1,729,620)	(1,585,567)	(144,053)	9.1%

Net operating expenses	234,616,558	169,949,691	64,666,867	38.1%
Operating income	59,388,057	30,169,224	29,218,833	96.8%
Interest expense	67,468,042	44,284,144	23,183,898	52.4%
Loss on debt extinguishment	888,428	—	—	—
Net loss	(8,968,413)	(14,114,920)	5,146,507	—
Gain on sale of real estate	37,635,014	4,271,506	33,363,508	781.1%

Net income (loss)	$28,666,601	$(9,843,414)	$38,510,015	—

Preferred Apartment Communities, Inc.	Year Ended December 31,		Change inc (dec)
	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$137,330,774	$69,128,280	$68,202,494	98.7%
Other property revenues	19,302,548	9,495,522	9,807,026	103.3%
Interest income on loans and notes receivable	28,840,857	23,207,610	5,633,247	24.3%
Interest income from related parties	14,644,736	7,474,100	7,170,636	95.9%
Total revenues	200,118,915	109,305,512	90,813,403	83.1%

Operating expenses:
Property operating and maintenance	19,981,640	10,878,872	9,102,768	83.7%
Property salary and benefits	10,398,711	5,885,242	4,513,469	76.7%
Property management fees	5,980,735	3,014,801	2,965,934	98.4%
Real estate taxes	21,594,369	9,934,412	11,659,957	117.4%
General and administrative	4,557,990	2,285,789	2,272,201	99.4%
Equity compensation to directors and executives	2,524,042	2,362,453	161,589	6.8%
Depreciation and amortization	78,139,798	38,096,334	40,043,464	105.1%
Acquisition and pursuit costs	8,547,543	9,153,763	(606,220)	(6.6)%
Asset management and general and administrative
expense fees to related parties	13,637,458	7,041,226	6,596,232	93.7%
Insurance, professional fees and other expenses	6,172,972	3,568,356	2,604,616	73.0%

Total operating expenses	171,535,258	92,221,248	79,314,010	86.0%
Contingent asset management and general and administrative
expense fees	(1,585,567)	(1,805,478)	219,911	—

Net operating expenses	169,949,691	90,415,770	79,533,921	88.0%
Operating income	30,169,224	18,889,742	11,279,482	59.7%
Interest expense	44,284,144	21,315,731	22,968,413	107.8%
Net loss	(14,114,920)	(2,425,989)	(11,688,931)	481.8%
Gain on sale of real estate	4,271,506	—	4,271,506	—

Net loss	$(9,843,414)	$(2,425,989)	$(7,417,425)	305.7%

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the years ended (i) December 31, 2017 versus 2016 and (ii) December 31, 2016 versus 2015 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Year Ended December 31,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$43,167,546	$26,312,961	$16,854,585	64.1%
Other property revenues	13,724,120	7,409,648	6,314,472	85.2%
Interest income on loans and notes receivable	1,758,220	1,767,943	(9,723)	(0.5)%
Total revenues	58,649,886	35,490,552	23,159,334	65.3%

Operating expenses:
Property operating and maintenance	5,759,448	3,547,255	2,212,193	62.4%
Property management fees	1,924,792	1,158,832	765,960	66.1%
Real estate taxes	7,733,668	3,725,024	4,008,644	107.6%
General and administrative	688,376	540,495	147,881	27.4%
Equity compensation to directors and executives	425,003	81,534	343,469	421.3%
Depreciation and amortization	30,087,597	19,245,688	10,841,909	56.3%
Acquisition and pursuit costs	25,402	2,103,112	(2,077,710)	(98.8)%
Asset management and general and administrative
expense fees to related parties	4,435,681	2,665,771	1,769,910	66.4%
Insurance, professional fees and other expenses	656,952	546,056	110,896	20.3%
Total operating expenses	51,736,919	33,613,767	18,123,152	53.9%
Contingent asset management and general and administrative
expense fees	(108,364)	(272,966)	164,602	(60.3)%
Net operating expenses	51,628,555	33,340,801	18,287,754	54.9%

Operating income	7,021,331	2,149,751	4,871,580	226.6%
Interest expense	14,895,107	8,870,094	6,025,013	67.9%
Net loss	$(7,873,776)	$(6,720,343)	$(1,153,433)	17.2%

New Market Properties, LLC	Year Ended December 31,		Change inc (dec)
	2016	2015	Amount	Percentage
Revenues:
Rental revenues	$26,312,961	$10,297,908	$16,015,053	155.5%
Other property revenues	7,409,648	3,093,809	4,315,839	139.5%
Interest income on loans and notes receivable	1,767,943	681,055	1,086,888	159.6%
Total revenues	35,490,552	14,072,772	21,417,780	152.2%

Operating expenses:
Property operating and maintenance	3,547,255	1,696,331	1,850,924	109.1%
Property management fees	1,158,832	456,315	702,517	154.0%
Real estate taxes	3,725,024	1,331,485	2,393,539	179.8%
General and administrative	540,495	210,816	329,679	156.4%
Equity compensation to directors and executives	81,534	284,450	(202,916)	(71.3)%
Depreciation and amortization	19,245,688	7,125,989	12,119,699	170.1%
Acquisition and pursuit costs	2,103,112	1,656,965	446,147	26.9%
Asset management and general and administrative
expense fees to related parties	2,665,771	1,002,397	1,663,374	165.9%
Insurance, professional fees and other expenses	546,056	315,535	230,521	73.1%
Total operating expenses	33,613,767	14,080,283	19,533,484	138.7%
Contingent asset management and general and administrative
expense fees	(272,966)	(356,834)	83,868	(23.5)%
Net operating expenses	33,340,801	13,723,449	19,617,352	142.9%

Operating income	2,149,751	349,323	1,800,428	515.4%
Interest expense	8,870,094	3,479,879	5,390,215	154.9%
Net loss	$(6,720,343)	$(3,130,556)	$(3,589,787)	114.7%

Recent acquisitions

Our acquisitions of real estate assets during 2017 and 2016 (described previously) were the primary drivers behind our increases in rental and property revenues and property operating expenses for the year ended December 31, 2017 versus 2016 and December 31, 2016 versus 2015.

Rental Revenues

Rental revenue increased due primarily to properties acquired during 2017 and 2016, as shown in the following table:

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Rental revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$22,492,000	35.6%	$—	—%
Acquired during 2016	10,543,000	16.7%	28,737,000	42.1%
Acquired during 2011-2015	595,000	0.9%	23,196,000	34.0%
Properties sold	(12,312,000)	(19.4)%	(1,894,000)	(2.7)%
New Market Properties	16,855,000	26.7%	16,015,000	23.5%
Preferred Office Properties	24,958,000	39.5%	2,148,000	3.1%

Total	$63,131,000	100.0%	$68,202,000	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in other property revenues for the year ended December 31, 2017 versus 2016 were primarily due to the acquisitions listed above.

Interest income from our real estate loan investments increased substantially for the year ended December 31, 2017 versus 2016 and December 31, 2016 versus 2015, primarily due to the addition of 9 real estate loans and bridge loans during 2017 and twelve real estate loans and bridge loans during 2016. Also contributing to the increases in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate loans and bridge loans increased from approximately $239.0 million at December 31, 2015 to $334.6 million at December 31, 2016 and $388.5 million at December 31, 2017.

We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

Property operating and maintenance expense

Expenses to operate and maintain our properties rose primarily due to the incremental costs brought on by property acquisitions during 2017 and 2016, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Property operating and maintenance expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$4,170,000	42.0%	$—	—%
Acquired during 2016	1,880,000	18.9%	4,003,000	44.0%
Acquired during 2011-2015	105,000	1.1%	3,091,000	34.0%
Properties sold	(2,181,000)	(22.0)%	(195,000)	(2.2)%
New Market Properties	2,212,000	22.3%	1,851,000	20.3%
Preferred Office Properties	3,735,000	37.6%	353,000	3.9%

Total	$9,921,000	100.0%	$9,103,000	100.0%

Property salary and benefits

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired during 2017 and 2016, as shown in the following table.

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Property salary and benefits	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$2,206,000	76.8%	$—	—%
Acquired during 2016	998,000	34.7%	2,487,000	55.1%
Acquired during 2011-2015	90,000	3.1%	2,044,000	45.3%
Properties sold	(1,294,000)	(45.0)%	(87,000)	(1.9)%
New Market Properties	—	—%	—	—%
Preferred Office Properties	873,000	30.4%	69,000	1.5%

Total	$2,873,000	100.0%	$4,513,000	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are generally 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. Property management fees for office building assets are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. The increases were primarily due to properties acquired during 2017 and 2016, as shown in the following table:

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Property management fees	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$953,000	40.6%	$—	—%
Acquired during 2016	531,000	22.6%	1,203,000	40.6%
Acquired during 2011-2015	(148,000)	(6.3)%	1,279,000	43.1%
Properties sold	(343,000)	(14.6)%	(265,000)	(8.9)%
New Market Properties	766,000	32.6%	703,000	23.7%
Preferred Office Properties	589,000	25.1%	46,000	1.5%

Total	$2,348,000	100.0%	$2,966,000	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired during 2017 and 2016, as shown in the following table:

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Real estate taxes	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$2,372,000	24.5%	$—	—%
Acquired during 2016	1,905,000	19.7%	4,772,000	40.9%
Acquired during 2011-2015	24,000	0.1%	4,240,000	36.4%
Properties sold	(1,999,000)	(20.6)%	58,000	0.5%
New Market Properties	4,009,000	41.4%	2,394,000	20.5%
Preferred Office Properties	3,376,000	34.9%	196,000	1.7%

Total	$9,687,000	100.0%	$11,660,000	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to the properties acquired during 2017 and 2016, as shown in the following table:

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
General and administrative expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$693,000	35.9%	$—	—%
Acquired during 2016	270,000	14.0%	782,000	34.4%
Acquired during 2011-2015	210,000	10.9%	744,000	32.7%
Properties sold	(318,000)	(16.6)%	39,000	1.8%
Taxes, licenses & fees	(15,000)	(0.8)%	376,000	16.5%
New Market Properties	148,000	7.7%	329,000	14.5%
Preferred Office Properties	944,000	48.9%	2,000	0.1%

Total	$1,932,000	100.0%	$2,272,000	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards increased primarily due to expansions of Class B Unit awards in 2017 and 2016, the details of which are presented in Note 8 to the Consolidated Financial Statements.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Depreciation and amortization	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$25,089,000	64.9%	$—	—%
Acquired during 2016	(2,389,000)	(6.2)%	23,117,000	57.7%
Acquired during 2011-2015	(2,787,000)	(7.2)%	5,982,000	14.9%
Properties sold	(4,360,000)	(11.3)%	(2,406,000)	(6.0)%
New Market Properties	10,842,000	28.1%	12,120,000	30.3%
Preferred Office Properties	12,242,000	31.7%	1,230,000	3.1%

Total	$38,637,000	100.0%	$40,043,000	100.0%

Acquisition and pursuit costs and acquisition fees to related parties

The decrease in acquisition fees during the year ended December 31, 2017 versus 2016 was due to the adoption of ASU 2017-01 on January 1, 2017, pursuant to which we began capitalizing and amortizing asset acquisition costs. The decrease in acquisition fees during the year ended December 31, 2016 versus 2015 was due to our adoption of the loan coordination fee policy effective January 1, 2016, which replaced the acquisition fee.

Asset management fees and general and administrative fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by office properties, grocery-anchored shopping centers and multifamily communities acquired and real estate loan investments originated during 2017 and 2016, as shown in the following tables:

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$24,748,000	26.4%	$—	—%
Acquired during 2016	11,692,000	12.5%	31,287,000	34.5%
Acquired during 2011-2015	572,000	0.6%	26,127,000	28.8%
Properties sold	(13,652,000)	(14.7)%	(2,093,000)	(2.4)%
New Market Properties	23,159,000	24.7%	21,418,000	23.6%
Preferred Office Properties	33,941,000	36.2%	2,357,000	2.6%
Real Estate Loan Investments	13,426,000	14.3%	11,717,000	12.9%

Total	$93,886,000	100.0%	$90,813,000	100.0%

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Gross real estate and real estate loans	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$615,188,000	74.7%		—%
Acquired during 2016	4,715,000	0.6%	442,643,000	42.0%
Acquired during 2011-2015	(3,519,000)	(0.4)%	3,318,000	0.3%
Properties sold	(126,144,000)	(15.4)%	(38,355,000)	(3.6)%
New Market Properties	171,270,000	20.8%	320,495,000	30.4%
Preferred Office Properties	108,588,000	13.2%	224,892,000	21.3%
Real Estate Loan Investments	53,693,000	6.5%	100,813,000	9.6%

Total	$823,791,000	100.0%	$1,053,806,000	100.0%

Insurance, professional fees and other expenses

The increases consisted of:

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Insurance, professional fees, and other expenses	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase

Audit and tax fees	$(77,000)	(18.7)%	$571,000	21.9%
Insurance premiums	868,000	211.2%	1,339,000	51.4%
Software implementation fees	(216,000)	(52.6)%	216,000	8.3%
Board of directors fees	170,000	41.4%	—	—
Legal and other professional fees	(334,000)	(81.3)%	479,000	18.4%

Total	$411,000	100.0%	$2,605,000	100.0%

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

Interest expense

The increases consisted of:

	Year Ended December 31,
	2017 versus 2016		2016 versus 2015
	Increase		Increase
Interest expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Multifamily and student housing communities:
Acquired during 2017	$7,522,000	32.4%	$—	—%
Acquired during 2016	4,232,000	18.3%	9,162,000	39.9%
Acquired during 2011-2015	691,000	3.0%	5,692,000	24.8%
Properties sold	(2,989,000)	(12.9)%	(817,000)	(3.6)%
New Market Properties	6,025,000	26.0%	5,390,000	23.5%
Preferred Office Properties	6,532,000	28.2%	474,000	2.1%
KeyBank operating LOC and Term notes	884,000	3.8%	2,556,000	11.1%
Loan participants	287,000	1.2%	511,000	2.2%

Total	$23,184,000	100.0%	$22,968,000	100.0%

See Contractual Obligations and Item 7A Quantitative and Qualitative Disclosures About Market Risk located elsewhere in this Annual Report on Form 10-K.

Definitions of Non-GAAP Measures

We disclose FFO, Core FFO, and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why the Company believes that presentation of these measures provides useful information to investors. None of FFO, Core FFO, or AFFO should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further FFO, Core FFO and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements. FFO, Core FFO, and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations,” which was most recently revised in 2012, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how Net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. We have adopted the NAREIT definition for computing FFO as a meaningful supplemental gauge of our operating results, and as is most often presented by other REIT industry participants.

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

Core Funds From Operations Attributable to Common Stockholders and Unitholders (“Core FFO”)

Core FFO makes certain adjustments to FFO, which are either not likely to occur on a regular basis or are otherwise not representative of the Company’s ongoing operating performance. For example, the Company incurs substantial costs related to property acquisitions, which, prior to 2017, were required to be recognized as expenses when they were incurred. The Company added back any such acquisition and pursuit costs, including costs incurred in connection with obtaining short term debt financing for acquisitions, subsequent refinancing of these assets, and beginning January 1, 2016, amortization of loan coordination fees to FFO in its calculation of Core FFO since such costs are not representative of our operating results. The Company also adds back any costs incurred related to the extension of our management agreement in June 2016 with our Manager, contingent fees paid to our Manager at the time of a property's sale, realized losses on debt extinguishment or refinancing, weather-related property operating losses and any non-cash dividends in this calculation. Core FFO figures reported by us may not be comparable to those Core FFO figures reported by other companies.

We utilize Core FFO as a measure of the operating performance of our portfolio of real estate assets. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and may be useful in comparing our operating performance with other real estate companies that are not as involved in ongoing acquisition activities, though caution should be taken in comparing Core FFO results as other companies may calculate Core FFO differently. Core FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

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

AFFO figures reported by us may not be comparable to those AFFO figures reported by other companies. We utilize AFFO as another measure of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and may be useful in comparing our operating performance with other real estate companies. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders. FFO, Core FFO, and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Reconciliation of FFO, Core FFO, and AFFO
to Net Income (Loss) Attributable to Common Stockholders (A)
		Three months ended December 31,
		2017	2016	2015

Net loss attributable to common stockholders (See note 1)		$(22,242,592)	$(16,589,868)	$(6,756,775)

Add:	Depreciation of real estate assets	24,940,998	16,890,027	8,545,481
	Amortization of acquired real estate intangible assets and deferred leasing costs	9,385,732	6,123,722	3,058,298
	Income attributable to non-controlling interests (See note 2)	(111,403)	(135,246)	(4,609)

FFO		11,972,735	6,288,635	4,842,395

Add:	Acquisition and pursuit costs	—	1,661,679	2,877,100
	Loan cost amortization on acquisition term note (See note 3)	29,193	26,938	—
	Amortization of loan coordination fees paid to the Manager (See note 4)	420,660	317,997	—
	Weather-related property operating losses (See note 5)	681,136	—	—
	Payment of costs related to property refinancing (See note 6)	683,518	—	—

Core FFO		13,787,242	8,295,249	7,719,495

Add:	Non-cash equity compensation to directors and executives	862,617	656,336	601,185
	Amortization of loan closing costs (See note 7)	793,306	818,685	404,315
	Depreciation/amortization of non-real estate assets	263,119	144,985	82,792
	Net loan fees received (See note 8)	17,810	497,277	348,317
	Accrued interest income received (See note 9)	4,696,934	—	130,072
	Non-cash dividends on Series M Preferred Stock	29,785	—
	Amortization of lease inducements (See note 10)	200,344	—
Less:	Non-cash loan interest income (See note 8)	(4,556,558)	(4,227,953)	(3,328,607)
	Cash paid for loan closing costs	(27,917)	(215,258)	(42,023)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(2,678,503)	(743,550)	(379,025)
	Amortization of deferred revenues (See note 12)	(398,507)	—	—
	Normally recurring capital expenditures and leasing costs (See note 13)	(1,026,037)	(617,237)	(250,976)

AFFO		$11,963,635	$4,608,534	$5,285,545

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$9,575,975	$5,740,616	$4,314,999
	Distributions to Unitholders (See note 2)	221,184	194,957	53,238
	Total	$9,797,159	$5,935,573	$4,368,237

Common Stock dividends and Unitholder distributions per share		$0.25	$0.22	$0.1925

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.31	$0.24	$0.21
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.36	$0.32	$0.34
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.31	$0.18	$0.23

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	37,205,390	25,210,069	22,402,366
	Class A Units	895,112	886,168	276,560
	Common Stock and Class A Units	38,100,502	26,096,237	22,678,926

	Diluted Common Stock and Class A Units (B)	43,355,215	27,009,119	23,443,082

Actual shares of Common Stock outstanding, including 12,204, 15,498 and 15,067 unvested shares
of restricted Common Stock at December 31, 2017, 2016 and 2015, respectively		38,576,926	26,513,690	22,776,618
Actual Class A Units outstanding		884,735	886,168	276,560
	Total	39,461,661	27,399,858	23,053,178

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.35% weighted average non-controlling interest in the Operating Partnership for the three-month period ended December 31, 2017.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Reconciliation of FFO, Core FFO, and AFFO
to Net Income (Loss) Attributable to Common Stockholders (A)

		Year Ended December 31,
		2017	2016	2015

Net loss attributable to common stockholders (See note 1)		$(35,985,063)	$(50,629,611)	$(21,171,858)

Add:	Depreciation of real estate assets	85,285,385	55,896,381	27,497,386
	Amortization of acquired real estate intangible assets and deferred leasing costs	30,693,340	21,700,590	10,401,698
Less:	Gain on sale of real estate	(37,635,014)	(4,271,506)	—
	Income (loss) attributable to non-controlling interests (See note 2)	985,605	(310,291)	(25,321)

FFO		43,344,253	22,385,563	16,701,905

Add:	Acquisition and pursuit costs	14,002	8,547,543	9,153,763
	Loan cost amortization on acquisition term note (See note 3)	128,339	166,682	96,658
	Amortization of loan coordination fees paid to the Manager (See note 4)	1,599,151	869,651	—
	Mortgage loan refinancing and extinguishment costs (See note 6)	1,741,573	—	—
	Costs incurred from extension of management agreement with advisor (See note 14)	—	421,387	—
	Weather-related property operating losses (See note 5)	897,872	—	—
	Contingent fees paid on sale of real estate (See note 15)	386,570	—	—

Core FFO		48,111,760	32,390,826	25,952,326

Add:	Non-cash equity compensation to directors and executives	3,470,284	2,524,042	2,362,453
	Amortization of loan closing costs (See note 7)	3,549,825	2,559,096	1,377,618
	Depreciation/amortization of non-real estate assets	798,084	542,827	197,250
	Net loan fees received (See note 8)	1,314,194	1,872,105	1,387,109
	Accrued interest income received (See note 9)	11,812,531	6,875,957	3,380,451
	Non-cash dividends on Series M Preferred Stock	62,878	—
	Amortization of lease inducements (See note 10)	437,381	—
Less:	Non-cash loan interest income (See note 8)	(18,063,613)	(14,685,707)	(9,924,973)
	Abandoned pursuit costs	—	—	(39,657)
	Cash paid for loan closing costs	(27,917)	(228,534)	(571,876)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(8,175,688)	(2,458,342)	(1,074,202)
	Amortization of deferred revenues (See note 12)	(855,323)	—
	Normally recurring capital expenditures and leasing costs (See note 13)	(4,057,857)	(2,797,360)	(1,263,416)

AFFO		$38,376,539	$26,594,910	$21,783,083
Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$31,244,265	$19,940,730	$16,196,324
	Distributions to Unitholders (See note 2)	843,488	671,250	202,545
	Total	$32,087,753	$20,611,980	$16,398,869

Common Stock dividends and Unitholder distributions per share		$0.94	$0.8175	$0.7275

FFO per weighted average basic share of Common Stock and Unit outstanding		$1.32	$0.90	$0.74
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$1.47	$1.31	$1.16
AFFO per weighted average basic share of Common Stock and Unit outstanding		$1.17	$1.07	$0.97

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	31,926,472	23,969,494	22,182,971
	Class A Units	906,076	819,197	278,745
	Common Stock and Class A Units	32,832,548	24,788,691	22,461,716

	Diluted Common Stock and Class A Units (B)	36,938,961	26,502,136	22,982,002
Actual shares of Common Stock outstanding, including 12,204, 15,498 and 15,067 unvested
shares of restricted Common Stock at December 31, 2017, 2016 and 2015, respectively		38,576,926	26,513,690	22,776,618
Actual Class A Units outstanding		884,735	886,168	276,560
	Total	39,461,661	27,399,858	23,053,178
(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.76% weighted average non-controlling interest in the Operating Partnership for the year ended December 31, 2017.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Notes to Reconciliations of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and expenses for the quarter and year ended December 31, 2017 include activity for the 10 multifamily communities, three student housing properties, one office building and eight grocery-anchored shopping centers acquired during 2017 only from their respective dates of acquisition. In addition, the fourth quarter and year of 2017 periods include a full quarter of activity for the six multifamily communities, 17 grocery-anchored shopping centers, one student housing property and three office building acquired during 2016. Rental and other property revenues and expenses for the quarter and year ended December 31, 2016 include activity for the 2016 acquisitions only from their respective dates of acquisition during 2016.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 884,735 Class A Units as of December 31, 2017. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.35% and 3.40% for the three-month periods ended December 31, 2017 and 2016, respectively and 2.76% and 3.30% for the years ended December 31, 2017 and 2016, respectively.

3)
We incurred loan closing costs for the acquisition of the Village at Baldwin Park multifamily community during the first quarter 2016, which were funded by our $35 million acquisition term loan facility, or 2016 Term Loan, and on our $11 million term note, which we used to finance the acquisition of our Anderson Central grocery-anchored shopping center, and on our $200 million acquisition revolving credit facility, or Acquisition Facility, which is used to finance acquisitions of multifamily communities and student housing communities. The 2016 Term Loan was repaid in full on August 5, 2016, while the $11 million term note and Acquisition Facility remain outstanding.  The costs to establish these instruments were deferred and amortized over the lives of the instruments. The amortization expense of these deferred costs is an additive adjustment in the calculation of Core FFO.

4)
As of January 1, 2016, we pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. Loan coordination fees were introduced to more accurately reflect the administrative effort involved in arranging debt financing for acquired properties. The portion of the loan coordination fees paid up until July 1, 2017 attributable to the financing were amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of Core FFO. Beginning effective July 1, 2017, the loan coordination fee was lowered from 1.6% to 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing. All of the loan coordination fees paid to our Manager subsequent to July 1, 2017 are amortized over the life of the debt. At December 31, 2017, aggregate unamortized loan coordination fees were approximately $12.1 million, which will be amortized over a weighted average remaining loan life of approximately 10.6 years.

5)
We sustained weather-related operating losses at certain of our properties during the third and fourth quarters of 2017; these costs are added back to FFO in our calculation of Core FFO. Included in these adjustments are lost rental revenues that totaled $386,531 for the year ended December 31, 2017 and $272,835 for the fourth quarter. Any insurance reimbursement for lost rent cannot be reflected in our statements of operations until the funds are received from the insurance carrier.

6)
For the three months ended December 31, 2017, the adjustment consists of charges related to the refinancing of our Aldridge at Town Village, Summit Crossing and Retreat at Greystone multifamily communities. For the year ended December 31, 2017, the adjustment also includes a loan prepayment penalty and other charges related to the refinancing of our Stone Creek and 525 Avalon multifamily communities.

7)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our $150 million syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to Core FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At December 31, 2017, aggregate unamortized loan costs were approximately $19.2 million, which will be amortized over a weighted average remaining loan life of approximately 8.0 years.

8)
We receive loan origination fees in conjunction with the origination of certain real estate loan investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received after the payment of loan origination fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the amortized non-cash income is a deduction in the calculation of AFFO. We also accrue over the lives of certain loans additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. This non-cash interest income is subtracted from Core FFO in our calculation of AFFO.

9)	This adjustment reflects the receipt during the periods presented of interest income which was earned and accrued prior to those periods presented on various real estate loans.

10)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

11)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with the Company’s acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At December 31, 2017, the balance of unamortized below-market lease intangibles was approximately $38.9 million, which will be recognized over a weighted average remaining lease period of approximately 9.7 years.

12)	This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned tenant improvements in our office buildings which are funded by lesses.

13)
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

14)	We incurred legal costs pertaining to the extension of our management agreement with our Manager. The three-year evergreen extension was effective as of June 3, 2016.

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

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities, grocery-anchored shopping centers and office properties (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities, grocery-anchored shopping centers and office properties;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders;

•	cash redemptions that we may pay to our preferred stockholders, and

•	committed investments.

Our Credit Facility with KeyBank provides for a syndicated revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $150.0 million pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. At December 31, 2017, we had a balance owed of $41.8 million under the Revolving Line of Credit. Interest expense on the Revolving Line of Credit was approximately $3.3 million (excluding deferred loan cost amortization of approximately $666,000) and the weighted average interest rate was 4.52% for the year ended December 31, 2017.
On May 26, 2016, we utilized proceeds from the Interim Term Loan to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date was extended to May 21, 2018 during the fourth quarter.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2017, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

Our net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 was approximately $86.3 million, $61.7 million, and $35.2 million, respectively. The increases in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the real estate assets acquired during 2017 and 2016 and increased cash collections of interest income from our larger portfolio of real estate loans and notes.

The majority of our revenue is derived from residents and tenants under existing leases at our multifamily communities, grocery-anchored shopping centers and office properties. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities, student housing properties, grocery-anchored shopping centers and office properties in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these properties; and (5) the ability of our residents and tenants to make their rental payments. We believe we are well positioned to take advantage of the recent improvements in real estate fundamentals, such as higher occupancy rates, positive new and renewal rates over expiring leases, a declining home ownership rate and a decline in turnover, which we believe are all positive developments in the real estate industry.

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

Our net cash used in investing activities was approximately $723.8 million, $1.1 billion and $533.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Disbursements for property acquisitions rose from approximately $420.7 million during 2015 to approximately $1.0 billion in 2016 and $781.8 million for 2017. Net proceeds from our sale of Ashford Park, Sandstone Creek and Enclave at Vista Ridge during 2017 totaled approximately $118.2 million. Disbursements for real estate loans and notes receivable, net of repayments, were approximately $55.7 million, $111.3 million and $99.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash used in investing activities is primarily driven by acquisitions and dispositions of multifamily properties, office properties and retail shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities, office properties and grocery-anchored shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the year ended December 31, 2017, our capital expenditures for our multifamily communities and student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$342,398	$33	$—	$—	342,398	33
Carpets	1,331,089	126			1,331,089	126
Wood flooring / vinyl	243,936	23			243,936	23
Fire safety			100,214	10	100,214	10
Furnace, air (HVAC)	293,922	28			293,922	28
Computers, equipment, misc.	80,530	8	257,781	24	338,311	32
Elevators			31,162	3	31,162	3
Exterior painting			538,657	51	538,657	51
Leasing office / common amenties (2)	217,988	21	1,018,560	97	1,236,548	118
Major structural			3,366,271	320	3,366,271	320
Cabinets & countertop upgrades			1,883,518	179	1,883,518	179
Landscaping & fencing			686,643	65	686,643	65
Parking lot			132,650	13	132,650	13
Common area items			194,448	18	194,448	18

	$2,509,863	$239	$8,209,904	$780	$10,719,767	$1,019

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the years ended December 31, 2017 and 2016 totaled $1,280,444 and $581,028, respectively. In Q1 2017, the Company defined second-generation capital expenditures to exclude those expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning. Before Q1 2017, the Company defined capital expenditures as recurring/ non-recurring expenditures.

Second-generation capital expenditures within our office properties portfolio for the years ended December 31, 2017 and 2016 totaled $267,549 and $0, respectively. Second-generation capital expenditures exclude those expenditures made in our office properties portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition) and (iii) for property re-developments and repositionings.

For the year ended December 31, 2016, our capital expenditures not including changes in related payables were:

	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$265,793	$36	$1,760	—	267,553	36
Carpets	1,288,572	172	—	—	1,288,572	172
Wood flooring / vinyl	106,231	14	—	—	106,231	14
Fire safety	5,328	1	155,604	21	160,932	22
Furnace, air (HVAC)	283,441	38	74,900	10	358,341	48
Computers, equipment, misc.	71,274	10	235,837	32	307,111	42
Elevators	—	—	11,677	2	11,677	2
Exterior painting	—	—	406,103	54	406,103	54
Leasing office / common amenties (2)	180,346	24	344,434	46	524,780	70
Major structural	1,517	—	833,571	111	835,088	111
Cabinets & countertop upgrades	11,905	2	1,252,734	167	1,264,639	169
Landscaping & fencing	—	—	281,106	38	281,106	38
Parking lot	1,925	—	743,982	99	745,907	99
Common area items	—	—	178,352	24	178,352	24

	$2,216,332	$297	$4,520,060	$604	$6,736,392	$901

Net cash provided by financing activities was approximately $646.2 million, $1.1 billion and $497.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our significant financing cash sources were approximately $517.5 million, $622.4 million and $256.9 million of net proceeds from the mortgage financing transactions for the years ended December 31, 2017, 2016 and 2015, respectively and approximately $302.5 million, $390.9 million and $262.5 million of net proceeds from our offerings of our Preferred Stock Units for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Our fourth quarter 2017 Common Stock dividend declaration of $0.25 per share represented an overall increase of 100% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 15.5% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the year ended December 31, 2017, our aggregate dividends and distributions totaled approximately $95.7 million and our cash flows from operating activities were approximately $86.3 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;

•	capital expenditures needed for our multifamily communities, grocery-anchored shopping centers and office properties;

•	costs associated with current and future capital raising activities;

•	costs to acquire additional multifamily communities, grocery-anchored shopping centers, office properties or other real estate and enter into new and fund existing lending opportunities; and

•	our minimum distributions necessary to maintain our REIT status.

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

On February 14, 2017, the SEC declared effective out registration statement on Form S-3 (Registration No. 333-211924) for our offering for up to 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock, referred to as our $1.5 Billion Unit Offering. The price per Unit is $1,000, subject to adjustment if a participating broker-dealer reduces its commission. We intend to invest substantially all the net proceeds of the $1.5 Billion Unit Offering in connection with the acquisition of multifamily communities, grocery-anchored shopping centers, office buildings and other real estate-related investments and general working capital purposes.

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

Pursuant to FINRA Rule 2310(b)(5), which became effective April 11, 2016, and as described in Regulatory Notice 15-02, we have prepared for our stockholders an estimate of the per share value of our Preferred Stock as of December 31, 2017. This estimate is based on dividing (i) the value of our assets less contractual liabilities as of December 31, 2017, by (ii) the number of shares of Preferred Stock outstanding as of that date. We used a direct capitalization appraised value analysis for this purpose. This methodology was prepared with the material assistance and confirmation of a third party valuation expert pursuant to FINRA Rule 2310(b)(5) and NASD Rule 2340(c). We believe this methodology conforms to standard industry practices. Based on the foregoing, we have determined that the estimated value as of December 31, 2017 of our Preferred Stock is $1,000 per share (unaudited).

Under the direct capitalization appraised value analysis, we determined our potential gross income that could be expected from rents and other income received from the properties that we owned as of December 31, 2017. We then estimated for vacancies and collection losses, which amount we then subtracted from potential gross income to arrive at effective gross income. We subtracted estimated operating expenses from effective gross income to arrive at net operating income, and current market capitalization rates were determined for each of the properties. The capitalization rate of each property was then divided by its net operating income to determine a fair market value for each property. For any property owned for less than 12 months, we used the market value of that property as reflected in the third party appraisal we had received at the time of acquisition of that property. The fair market value of all the properties was then added to the value of our other assets (i.e., the value of our cash on hand and other financial assets as reflected on our audited consolidated financial statements for the year ended December 31, 2017) to determine the aggregate market value of our assets. We then subtracted our contractual liabilities from the aggregate market value of our assets, and divided the difference by the number of shares of our Preferred Stock outstanding as of December 31, 2017 to determine our estimated per share value of our Preferred Stock as of that date.

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

The Company has filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through the sales agents identified in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Revolving Line of Credit and (b) for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. For the year ended December 31, 2017, we issued and sold approximately 1.7 million shares of our Common Stock for gross proceeds of approximately $28.6 million via our 2016 ATM Offering.

For the year ended December 31, 2017, we issued approximately 6.2 million shares of our Common Stock pursuant to exercises of warrants from our Series A offerings and collected gross proceeds of approximately $84.4 million.

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

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), in addition to our Revolving Line of Credit. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities and retail shopping centers. The number of different multifamily communities, retail shopping centers and other investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio.

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2017, our outstanding debt (both secured and unsecured) was approximately 52.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2017. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of December 31, 2017, we had long term mortgage indebtedness of approximately $1.8 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of December 31, 2017, we had approximately $21.0 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had 812,659 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Units issued from our $1.5 Billion Unit Offering. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2017, a total of 424,659 Warrants had been exercised into 8,493,180 shares of Common stock and a remaining 487,235 Warrants had passed the initial exercise date and so became potentially exercisable into a total of 9,774,700 shares of Common Stock. The remainder of the Warrants outstanding at December 31, 2017 become potentially exercisable between January 13, 2018 and December 28, 2018 and have exercise prices that range between $16.64 and $26.34 per share. If all the Warrants outstanding at December 31, 2017 became exercisable and were exercised, gross proceeds to us would be approximately $282.9 million and we would as a result issue an additional 16,253,180 shares of Common Stock.

Contractual Obligations

As of December 31, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 1.56% at December 31, 2017, our estimated future required payments on these instruments were:

	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$492,865,774	$69,124,680	$121,517,320	$101,847,555	$200,376,219
Principal	1,812,048,774	30,220,908	345,454,331	367,146,501	1,069,227,034
Line of Credit:
Interest	70,056	70,056	—	—	—
Principal	41,800,000	41,800,000	—	—	—
Term note:
Interest	15,125	15,125	—	—	—
Principal	11,000,000	11,000,000	—	—	—
Total	$2,357,799,729	$152,230,769	$466,971,651	$468,994,056	$1,269,603,253

In addition, we had unfunded real estate loan balances totaling approximately $67.1 million at December 31, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2017, we have variable rate mortgages on eight of our properties with a principal amount of approximately $292.0 million. Two of these mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. The Royal Lakes Marketplace, Cherokee Plaza and Champions Village mortgages of $9.7 million, $25.3 million and $27.4 million, respectively, are uncapped. Our Revolving Line of Credit accrued interest at a spread of 3.25% over LIBOR as of December 31, 2017; this combined rate is uncapped. In addition, we partially financed the acquisitions of the Retreat at Greystone multifamily community in the amount of $35.2 million at LIBOR plus 180 basis points, the SoL student housing property in the amount of $37.5 million at LIBOR plus 200 basis points and the Aldridge at Town Village multifamily community in the amount of $38.0 million at LIBOR plus 185 basis points under our Acquisition Credit Facility. The Retreat at Greystone and Aldridge at Town Village multifamily communities were subsequently refinanced with permanent fixed-rate mortgages during 2017. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2017, would increase by approximately $2.89 million on an annualized basis, or decrease by approximately $2.89 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 1.56% at December 31, 2017, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2017 with reconciliations for the years ended December 31, 2017, 2016 and 2015

Schedule IV- Mortgage Loans on Real Estate as of December 31, 2017

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Evaluation of disclosure controls and procedures.

Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2017, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or our 2018 Proxy Statement, to be filed with the SEC with regard to our 2018 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2018 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding our officers is incorporated herein by reference to our 2018 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2018 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2018 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	80
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-1
Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015	F-2
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-6
Notes to Consolidated Financial Statements	F-8
(2) Financial Statement Schedules
Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2017 with reconciliations for the years ended December 31, 2017, 2016 and 2015	F-51
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017	F-56
(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Preferred Apartment Communities, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Preferred Apartment Communities Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 1, 2018

We have served as the Company’s auditor since 2010.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets

Real estate
Land	$406,794,429	$299,547,501
Building and improvements	2,043,853,105	1,513,293,760
Tenant improvements	63,424,729	23,642,361
Furniture, fixtures, and equipment	210,778,838	126,357,742
Construction in progress	10,490,769	2,645,634
Gross real estate	2,735,341,870	1,965,486,998
Less: accumulated depreciation	(172,755,498)	(103,814,894)
Net real estate	2,562,586,372	1,861,672,104
Real estate loans, net of deferred fee income	255,344,584	201,855,604
Real estate loans to related parties, net	131,451,359	130,905,464
Total real estate and real estate loan investments, net	2,949,382,315	2,194,433,172

Cash and cash equivalents	21,042,862	12,321,787
Restricted cash	51,968,519	55,392,984
Notes receivable	17,317,743	15,499,699
Note receivable and revolving line of credit due from related party	22,739,022	22,115,976
Accrued interest receivable on real estate loans	26,864,905	21,894,549
Acquired intangible assets, net of amortization of $73,521,456 and $46,396,254	102,743,389	79,156,400
Deferred loan costs on Revolving Line of Credit, net of amortization of $1,153,441 and $422,873	1,385,208	1,768,779
Deferred offering costs	6,544,310	2,677,023
Tenant lease inducements, net of amortization of $452,284 and $14,904	14,424,398	261,492
Tenant receivables (net of allowance of $714,722 and $663,912) and other assets	37,956,954	15,310,741

Total assets	$3,252,369,625	$2,420,832,602

Liabilities and equity

Liabilities
Mortgage notes payable, net of deferred loan costs and
mark-to-market adjustment of $35,396,603 and $22,007,641	$1,776,652,171	$1,305,870,471
Revolving line of credit	41,800,000	127,500,000
Term note payable, net of deferred loan costs of $5,806 and $40,095	10,994,194	10,959,905
Real estate loan participation obligation	13,985,978	20,761,819
Deferred revenue	27,947,352	—
Accounts payable and accrued expenses	31,252,705	20,814,910
Accrued interest payable	5,028,161	3,541,640
Dividends and partnership distributions payable	15,679,940	10,159,629
Acquired below market lease intangibles, net of amortization of $8,094,883 and $3,771,393	38,856,615	29,774,033
Security deposits and other liabilities	9,406,816	6,189,033
Total liabilities	1,971,603,932	1,535,571,440

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050,000 shares authorized; 1,250,279 and 924,855 shares issued; 1,222,013 and 914,422
shares outstanding at December 31, 2017 and December 31, 2016, respectively	12,220	9,144
Series M Redeemable Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 15,275 and 0 shares issued and outstanding
at December 31, 2017 and December 31, 2016, respectively	153	—
Common Stock, $0.01 par value per share; 400,066,666 shares authorized;
38,564,722 and 26,498,192 shares issued and outstanding at
December 31, 2017 and December 31, 2016, respectively	385,647	264,982
Additional paid-in capital	1,271,039,723	906,737,470
Accumulated earnings (deficit)	4,449,353	(23,231,643)
Total stockholders' equity	1,275,887,096	883,779,953
Non-controlling interest	4,878,597	1,481,209
Total equity	1,280,765,693	885,261,162

Total liabilities and equity	$3,252,369,625	$2,420,832,602

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental revenues	$200,461,750	$137,330,774	$69,128,280
Other property revenues	36,641,006	19,302,548	9,495,522
Interest income on loans and notes receivable	35,697,982	28,840,857	23,207,610
Interest income from related parties	21,203,877	14,644,736	7,474,100
Total revenues	294,004,615	200,118,915	109,305,512

Operating expenses:
Property operating and maintenance	29,903,092	19,981,640	10,878,872
Property salary and benefits (including reimbursements of $12,329,295,
$10,398,711 and $5,885,242 to related party)	13,271,603	10,398,711	5,885,242
Property management fees (including $6,417,491,
$4,978,142 and $2,608,364 to related parties)	8,329,182	5,980,735	3,014,801
Real estate taxes	31,281,156	21,594,369	9,934,412
General and administrative	6,489,736	4,557,990	2,285,789
Equity compensation to directors and executives	3,470,284	2,524,042	2,362,453
Depreciation and amortization	116,776,809	78,139,798	38,096,334
Acquisition and pursuit costs (including $7,310
$198,024 and $189,115 to related party)	14,002	8,547,543	9,153,763
Asset management and general and administrative expense fees to related party	20,226,396	13,637,458	7,041,226
Insurance, professional fees and other expenses	6,583,918	6,172,972	3,568,356
Total operating expenses	236,346,178	171,535,258	92,221,248

Contingent asset management and general and administrative expense fees	(1,729,620)	(1,585,567)	(1,805,478)

Net operating expenses	234,616,558	169,949,691	90,415,770

Operating income	59,388,057	30,169,224	18,889,742
Interest expense	67,468,042	44,284,144	21,315,731
Loss on extinguishment of debt	888,428	—	—

Net (loss) before gain on sale of real estate	(8,968,413)	(14,114,920)	(2,425,989)
Gain on sale of real estate, net of disposition expenses	37,635,014	4,271,506	—
Net income (loss)	28,666,601	(9,843,414)	(2,425,989)

Consolidated net (income) loss attributable to non-controlling interests	(985,605)	310,291	25,321

Net income (loss) attributable to the Company	27,680,996	(9,533,123)	(2,400,668)

Dividends declared to preferred stockholders	(63,651,265)	(41,080,645)	(18,751,934)
Earnings attributable to unvested restricted stock	(14,794)	(15,843)	(19,256)

Net loss attributable to common stockholders	$(35,985,063)	$(50,629,611)	$(21,171,858)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(1.13)	$(2.11)	$(0.95)

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	31,926,472	23,969,494	22,182,971

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2017, 2016 and 2015

	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings(Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9,144	$264,982	$906,737,470	$(23,231,643)	$883,779,953	$1,481,209	$885,261,162
Issuance of Units	3,407	—	339,312,878	—	339,316,285	—	339,316,285
Redemptions of Series A Preferred Stock	(178)	7,111	(4,506,770)	—	(4,499,837)	—	(4,499,837)
Issuance of Common Stock	—	49,067	76,755,412	—	76,804,479	—	76,804,479
Exercises of warrants	—	62,130	84,388,620	—	84,450,750	—	84,450,750
Syndication and offering costs	—	—	(37,505,014)	—	(37,505,014)	—	(37,505,014)
Equity compensation to executives and directors	—	—	467,270	—	467,270	—	467,270
Vesting of restricted stock	—	277	(277)	—	—	—	—
Conversion of Class A Units to Common Stock	—	2,080	1,750,237	—	1,752,317	(1,752,317)	—
Current period amortization of Class B Units	—	—	—	—	—	3,003,014	3,003,014
Net income	—	—	—	27,680,996	27,680,996	985,605	28,666,601
Reallocation adjustment to non-controlling interests	—	—	(1,464,573)	—	(1,464,573)	1,464,573	—
Distributions to non-controlling interests	—	—	—	—	—	(843,487)	(843,487)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(63,176,252)	—	(63,176,252)	—	(63,176,252)
Dividends to mShares preferred stockholders	—	—	(475,013)	—	(475,013)	—	(475,013)
Dividends to common stockholders ($0.94 per share)	—	—	(31,244,265)	—	(31,244,265)	—	(31,244,265)
Balance at December 31, 2017	$12,373	$385,647	$1,271,039,723	$4,449,353	$1,275,887,096	$4,878,597	$1,280,765,693

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2017, 2016 and 2015

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
For the years ended December 31, 2017, 2016 and 2015

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

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$28,666,601	$(9,843,414)	$(2,425,989)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	86,017,560	56,415,608	27,672,387
Amortization expense	30,759,249	21,724,190	10,423,947
Amortization of above and below market leases	(3,335,303)	(1,653,016)	(816,509)
Deferred revenues and fee income amortization	(2,346,579)	(994,809)	(868,615)
Amortization of market discount on assumed debt and lease incentives	630,503	—	—
Deferred loan cost amortization	5,084,193	3,595,429	1,474,276
(Increase) in accrued interest income on real estate loans	(4,970,356)	(7,599,901)	(6,256,200)
Equity compensation to executives and directors	3,470,284	2,524,042	2,362,453
Gain on sale of real estate	(37,635,014)	(4,271,506)	—
Loss on extinguishment of debt	888,428	—	—
Other	189,400	48,126	(19,743)
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(12,105,325)	(4,331,216)	(2,341,649)
(Increase) in tenant lease incentives	(14,260,180)	—	—
Increase in accounts payable and accrued expenses	2,382,465	3,112,553	4,866,996
Increase in accrued interest and other liabilities	2,853,145	2,935,383	1,150,069
Net cash provided by operating activities	86,289,071	61,661,469	35,221,423

Investing activities:
Investments in real estate loans	(148,345,526)	(151,027,549)	(114,026,945)
Repayments of real estate loans	94,409,668	36,672,482	18,772,024
Notes receivable issued	(7,863,998)	(9,887,486)	(19,339,695)
Notes receivable repaid	6,099,653	12,895,101	15,350,624
Note receivable issued to and draws on line of credit by related party	(35,281,195)	(34,206,553)	(18,634,237)
Repayments of line of credit by related party	34,228,970	31,096,618	12,502,579
Origination fees received on real estate loans	2,633,592	3,703,514	2,761,047
Origination fees paid to Manager on real estate loans	(1,319,399)	(1,886,105)	(1,349,273)
Origination fees paid to real estate loan participants	—	—	(24,665)
Acquisition of properties	(781,828,497)	(1,010,111,945)	(420,700,550)
Disposition of properties, net	118,237,697	10,616,386	—
Receipt of insurance proceeds for capital improvements	4,719,009	—	—
Additions to real estate assets - improvements	(17,787,037)	(10,263,736)	(4,239,725)
Deposits refunded (paid) on acquisitions	(2,034,398)	(839,600)	(660,400)
Decrease (increase) in restricted cash	10,378,557	(3,344,721)	(3,920,995)
Net cash used in investing activities	(723,752,904)	(1,126,583,594)	(533,510,211)

Financing activities:
Proceeds from mortgage notes payable	517,488,647	622,394,000	256,865,500
Repayments of mortgage notes payable	(124,039,890)	(12,035,587)	(4,175,271)
Payments for deposits and other mortgage loan costs	(14,772,295)	(19,130,246)	(4,481,004)
Payments for mortgage prepayment costs	(817,313)	—	—
Proceeds from real estate loan participants	224,188	6,432,700	4,996,680
Payments to real estate loan participants	(7,882,643)	—	—
Proceeds from lines of credit	275,000,000	470,136,020	295,800,000
Payments on lines of credit	(360,700,000)	(377,136,020)	(285,800,000)
Proceeds from Term Loan	—	46,000,000	32,000,000
Repayment of the Term Loan	—	(35,000,000)	(32,000,000)
Proceeds from sales of Units, net of offering costs and redemptions	302,467,332	390,904,255	262,456,354
Proceeds from sales of Common Stock	74,213,118	22,956,604	5,381,848
Proceeds from exercises of Warrants	80,970,365	21,503,490	1,998,414
Common Stock dividends paid	(27,408,905)	(18,515,113)	(15,578,760)
Preferred stock dividends paid	(61,966,313)	(38,940,901)	(17,373,097)
Distributions to non-controlling interests	(817,260)	(529,528)	(174,686)
Payments for deferred offering costs	(6,314,123)	(4,685,367)	(2,300,855)
Contribution from non-controlling interests	540,000	450,000	—
Net cash provided by financing activities	646,184,908	1,074,804,307	497,615,123

Net increase in cash and cash equivalents	8,721,075	9,882,182	(673,665)
Cash and cash equivalents, beginning of year	12,321,787	2,439,605	3,113,270
Cash and cash equivalents, end of year	$21,042,862	$12,321,787	$2,439,605

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$59,851,062	$38,950,463	$19,154,375

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$2,305,034	$353,401	$226,892
Writeoff of fully depreciated or amortized assets and liabilities	$836,014	$975,647	$566,941
Writeoff of fully amortized deferred loan costs	$411,348	$—	$—
Writeoff of assets due to hurricane damages	$6,879,368	$—	$—
Lessee-funded tenant improvements, capitalized as landlord assets	$28,802,675	$—	$—
Dividends payable - Common Stock	$9,575,975	$5,740,616	$4,314,999
Dividends payable - Series A Preferred Stock	$5,971,214	$4,419,014	$2,279,270
Dividends payable - mShares Preferred Stock	$69,873	$—	$—
Dividends declared but not yet due and payable	$62,878	$—	$—
Partnership distributions payable to non-controlling interests	$221,184	$194,957	$53,238
Accrued and payable deferred offering costs	$322,711	$683,612	$571,786
Offering cost reimbursement to related party	$1,512,254	$452,853	$—
Reclass of offering costs from deferred asset to equity	$2,515,115	$8,748,762	$3,994,184
Fair value of OP units issued for property	$—	$5,072,659	$—
Bridge and land acquisition loans converted to real estate loans	$—	$—	$49,188,665
Extinguishment of land loan for property	$—	$6,250,000	$—
Proceeds of like-kind exchange funds for dispositions	$31,288,252	$—	$—
Use of like-kind exchange funds for acquisitions	$31,288,252	$—	$—
Fair value issuances of equity compensation	$4,088,499	$3,188,263	$2,321,578
Mortgage loans assumed on acquisitions	$90,721,905	$49,033,530	$—
Real estate loan investment balance applied to purchase of property	$—	$12,500,000	$10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2017

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

As of December 31, 2017, the Company had 38,564,722 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 97.8% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 884,735 at December 31, 2017 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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

2.	Summary of Significant Accounting Policies

Acquisitions and Impairments of Real Estate Assets
When the Company acquires a property, it allocates the aggregate purchase price to tangible assets, consisting of land, building, site improvements and furniture, fixtures and equipment, and identifiable intangible assets, consisting of the value of in-place leases and above-market and below-market leases as described further below, using estimated fair values of each component at the time of purchase. The Company follows the guidance as outlined in ASC 805-10, Business Combinations, as amended by ASU 2017-01. As described below in the section entitled New Accounting Pronouncements, Accounting Standards Update 2017-01 was adopted by the Company effective January 1, 2017, which changed the definition of a business. Under this new guidance,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

most property acquisitions made by the Company will fall within the category of acquired assets rather than acquired businesses. This distinction will cause the Company to capitalize its costs for acquisitions (including, effective July 1, 2017, a 1% acquisition fee), allocate them to the fair value of acquired assets and liabilities and amortize these costs over the remaining useful lives of those assets and liabilities. Should the Company complete any acquisitions in the future which qualify as acquisitions of businesses, associated acquisition costs would be expensed as incurred.
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
Identifiable intangible assets
In-place leases
Multifamily communities and student housing properties
The fair value of in-place leases are estimated by calculating the estimated time to fill a hypothetically empty apartment complex to its stabilization level (estimated to be 93% occupancy) based on historical observed move-in rates for each property, and which approximate market rates. Carrying costs during these hypothetical expected lease-up periods are estimated, considering current market conditions and include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates. The intangible assets are calculated by estimating the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The acquired in-place lease values are amortized over the average remaining non-cancelable term of the respective in-place leases in the depreciation and amortization line of the statements of operations.
Grocery-anchored shopping centers and office properties
The fair value of in-place leases represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized over the remaining term of the respective leases in the depreciation and amortization line of the statements of operations.
Above-market and below-market lease values
Multifamily communities and student housing properties
These values are usually not significant or are not applicable for these properties.
Grocery-anchored shopping centers and office properties
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Impairment Assessment
The Company evaluates its tangible and identifiable intangible real estate assets for impairment when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. When qualitative factors indicate the possibility of impairment, the total undiscounted cash flows of the asset group, including proceeds from disposition, are compared to the net book value of the asset group. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value to fair value, calculated as the discounted net cash flows of the property.
Deferred Leasing Costs

Costs incurred to obtain tenant leases are amortized using the straight-line method over the term of the related lease agreement. Such costs include lease incentives, leasing commissions and legal costs. If the lease is terminated early, the remaining unamortized deferred leasing cost is written off.

Real Estate Loans and Notes Receivable

The Company carries its investments in real estate loans at amortized cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result of the loan is lower than the carrying amount of the loan, a valuation allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. Recoveries of valuation allowances are only recognized in the event of maturity or a sale or disposition in an amount above carrying value. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans, net of unamortized deferred loan origination fees. These loan balances are presented in the asset section of the consolidated balance sheets inclusive of loan balances from third party participant lenders, with the participant amount presented within the liabilities section. See the "Revenue Recognition" section of this Note for other loan-related policy disclosures required by ASC 310-10-50-6.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Redeemable Preferred Stock

Shares of the Series A Redeemable Preferred Stock, stated value $1,000 per share, or Series A Preferred Stock, and Series M Redeemable Preferred Stock, stated value $1,000 per share, or mShares, are both redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of Series A Preferred Stock or mShares in either Common Stock or cash at its option. Therefore, the Company records the Series A Preferred Stock and mShares as components of permanent stockholders’ equity.

Deferred Offering Costs

Deferred offering costs represent direct costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of up to a maximum of 1,500,000 Units, consisting of one share of Series A Redeemable Preferred Stock and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a bimonthly basis in variable amounts. Such offering is referred to herein as the $1.5 Billion Unit Offering, pursuant to our registration statement on Form S-3 (registration number 333-211924), as may be amended from time to time. Deferred offering costs related to the $1.5 Billion Unit Offering, Shelf Offering and mShares Offering (the latter two as defined in Note 5) are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units or value of shares issued to the maximum number of Units, or the value of shares, as applicable, that are expected to be issued.

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
Grocery-anchored shopping centers and office properties
Rental revenue from tenants' operating leases in the Company's grocery-anchored shopping centers and office properties is recognized on a straight-line basis over the term of the lease. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized in the period in which the related expenses are incurred. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company estimates the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.
The Company may provide grocery-anchored shopping center and office building tenants an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements. For our office properties, if the improvement is deemed to be a “landlord asset,” and the tenant funded the tenant improvements, the cost is amortized over the term of the underlying lease with a corresponding recognition

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

of rental revenues. In order to qualify as a landlord asset, the specifics of the tenant’s assets are reviewed, including the Company's approval of the tenant’s detailed expenditures, whether such assets may be usable by other future tenants, whether the Company has consent to alter or remove the assets from the premises and generally remain the Company's property at the end of the lease.
Real Estate Loans

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans or notes using the effective interest rate method. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company, any unamortized loan fee revenue from the first loan will be recognized as interest revenue at the date of refinancing. Direct loan origination fees applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income. The accrual of interest on all these instruments ceases when there is concern as to the ultimate collection of principal or interest, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income when the payments are received. Real estate loan assets are reclassified as accrual-basis once interest and principal payments become current. Certain real estate loan assets include limited purchase options and either exit fees or additional amounts of accrued interest. Exit fees or accrued interest due will be treated as additional consideration for the acquired project if the Company purchases the subject property. Additional accrued interest becomes due in cash to the Company on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

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

Acquisition Costs

Through December 31, 2016, the Company expensed property acquisition costs as incurred, which include costs such as due diligence, legal, certain accounting, environmental and consulting, when the acquisitions constituted business combinations. As described below in the section entitled New Accounting Pronouncements, Accounting Standards Update 2017-01 was adopted by the Company effective January 1, 2017, which changed the definition of a business. Under this new guidance, most property acquisitions made by the Company will fall within the category of acquired assets rather than acquired businesses. This distinction will cause the Company to capitalize its costs for acquisitions (including, effective July 1, 2017, a 1% acquisition fee), allocate them to the fair value of acquired assets and liabilities and amortize these costs over the remaining useful lives of those assets and liabilities. Should the Company complete any acquisitions in the future which qualify as acquisitions of businesses, associated acquisition costs would be expensed as incurred.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Income Taxes

The Company has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes 100% of the Company's annual REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material adverse affect on the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to maintain its election for treatment as a REIT.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company will adopt the new standard on January 1, 2018,when effective, utilizing the modified retrospective transition method with a cumulative effect recognized as of the date of adoption. In addition, the evaluation of non-lease components under ASU 2014-09 will not be effective until Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02") becomes effective (see further discussion below), which will be January 1, 2019 for the Company. The Company has determined that approximately 90% of its consolidated revenues are derived from either long-term leases with its tenants and reimbursement of related property tax and insurance expenses (considered executory costs of leases) or its mezzanine loan interest income, which are excluded from the scope of the ASU 2014-09. Of the remaining approximately 10% of the Company’s revenues, the majority is comprised of common area maintenance (“CAM”) reimbursements and utility reimbursements, which are non-lease components under ASU 2014-09 and therefore within its scope of adoption. The Company has concluded that the adoption of ASU 2014-09 will have no material effect upon the timing of the recognition of reimbursement revenue and other miscellaneous income. The Company also evaluated its amenity and ancillary services to its multifamily and student housing residents and does not expect the timing and recognition of revenue to change as a result of implementing ASU 2014-09. Additional required disclosures regarding the nature and timing of the Company's revenue transactions will be provided upon adoption of the new standard.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The new standard's applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted. The adoption of ASU 2016-01 will not impact the Company's results of operations or financial condition, but will reduce the content of required disclosure concerning the fair value of its financial instruments.

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and supersedes the previous standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The new lease guidance requires an entity to separate lease components from non-lease components, such as maintenance services or other activities that transfer a good or service to our residents and tenants in a contract; it also considers the reimbursement of real estate taxes and insurance as executory costs of the lease and requires that such amounts be consolidated with the base rent revenue. For lessors, the consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis in accordance with the allocation guidance in the new revenue standard.   The Company concluded that adoption of ASU 2016-02 does not change the timing of revenue recognition over the lease component, which remains over a straight line method, though the reimbursement of property tax and insurance, considered executory costs of leasing, will be combined with the base rent revenue and presented within rental income instead of other income within the Company’s income statement. Non-lease components are evaluated under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), discussed above. On January 5, 2018, the FASB issued an Exposure Draft on ASC 842. The amendments in this proposed update would address stakeholders’ concerns about the requirement for lessors to separate components of a contract by providing lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components, similar to that provided for lessees. However, the lessor practical expedient would be limited to circumstances in which both (1) the timing and pattern of revenue recognition are the same for the non-lease component(s) and related lease component and (2) the combined single lease component would be classified as an operating lease. If the Exposure Draft is approved, the Company anticipates adopting ASC 842 utilizing the practical expedient.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18 ("ASU 2016-18"), Statement of Cash Flows—(Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt ASU 2016-18 on January 1, 2018 utilizing the retrospective transition method. The Company currently reports changes in restricted cash within the investing activities section of its consolidated statements of cash flows and does not expect the adoption of ASU 2016-18 to impact its results of operations and financial condition.

In January 2017, the FASB issued Accounting Standards Update 2017-01 ("ASU 2017-01"), Business Combinations - (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company believes its future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing properties will generally qualify as asset acquisitions. To the extent acquisitions are deemed to be asset acquisitions, acquisition costs have been and will be capitalized and amortized rather than expensed as incurred. The impact of the adoption of ASU 2017-01 for the year ended December 31, 2017 was a decrease of approximately $10.0 million of acquisition costs which were capitalized but which would have been expensed in full as incurred under previous guidance.

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017.  The new standard clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments also clarify that an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations for sales to customers.  The Company’s sales of nonfinancial real estate assets are generally made to non-customers, which is a scope exception under Topic 606. The Company expects that proceeds from real estate sales will continue to be recognized as gain or loss on sale of real estate in the Consolidated Statement of Operations.

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of December 31,
	2017	2016
	(Unaudited)
Multifamily communities:
Properties (1)	30	24
Units	9,521	8,049
New Market Properties (2)
Properties	39	31
Gross leasable area (square feet) (3)	4,055,461	3,295,491
Student housing properties:
Properties	4	1
Units	891	219
Beds	2,950	679
Preferred Office Properties:
Properties	4	3
Rentable square feet	1,352,000	1,096,834

(1) The acquired second and third phases of the Summit Crossing community are managed in combination with the initial phase and so together are considered a single property, as are the three assets that comprise the Lenox Portfolio.

(2) See note 13, Segment Information.
(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and not included in the totals above.

Storm-related costs

Hurricane Harvey caused property damage at our Stone Creek multifamily community located in Port Arthur, Texas which required us to write off real estate assets with a net book value of approximately $6.9 million. Property damage and lost rental income for

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

this asset are covered under the National Flood Insurance Program (NFIP) and, residually, under various provisions of our master policy.  Therefore, we simultaneously recorded an insurance receivable of the same amount, resulting in no loss being recorded in the Consolidated Statement of Operations from the write-off. At December 31, 2017, we had received approximately $4.7 million of insurance proceeds and expect to receive the remainder during the first quarter 2018. Remediation and restoration is progressing very well, and we anticipate full completion by May of 2018. Together with Hurricane Irma, we sustained other smaller property damages, lost revenues and higher miscellaneous operating expenses at certain of our other multifamily communities and grocery-anchored shopping centers in Texas and Florida. For the three-month period and year ended December 31, 2017, rental revenues decreased $283,000 and $387,000, respectively due to lost rents. We expect to record a full recovery of these lost revenues upon settlement with our insurance carrier and receipt of funds in 2018. In addition to lost rents, our Consolidated Statement of Operations reflects other related costs such as insurance deductibles, smaller property damages that did not exceed our property insurance deductibles, and other storm remediation expenses from the two storms. These costs combined totaled $408,000 and $511,000 for the three-month and twelve-month periods ended December 31, 2017, respectively.

Multifamily communities sold

On January 20, 2017, the Company closed on the sale of its 364-unit multifamily community in Kansas City, Kansas, or Sandstone Creek, to an unrelated third party for a purchase price of $48.1 million, exclusive of closing costs and resulting in a gain of approximately $0.3 million, which is net of disposition expenses including $1.4 million of debt defeasance related costs. Sandstone Creek contributed approximately $1.2 million and $(0.9) million of net income (loss) to the consolidated operating results of the Company for the years ended December 31, 2017 and 2016, respectively.

On March 7, 2017, the Company closed on the sale of its 408-unit multifamily community in Atlanta, Georgia, or Ashford Park, to an unrelated third party for a purchase price of $65.5 million, exclusive of closing costs and resulting in a gain of $30.4 million, which is net of disposition expenses including $1.1 million of debt defeasance related costs plus a prepayment premium of approximately $0.4 million. Ashford Park contributed approximately $2.3 million and $0.6 million of net income to the consolidated operating results of the Company for the years ended December 31, 2017 and 2016, respectively.

On May 25, 2017, the Company closed on the sale of its 300-unit multifamily community in Dallas, Texas, or Enclave at Vista Ridge, to an unrelated third party for a purchase price of $44.0 million, exclusive of closing costs and resulting in a gain of $6.9 million, net of disposition expenses including $2.1 million of debt defeasance related costs. Enclave at Vista Ridge contributed approximately $9.8 million and $(0.2) million of net income (loss) to the consolidated operating results of the Company for the years ended December 31, 2017 and 2016, respectively.

Had ASU 2014-09, Revenue from Contracts with Customers (Topic 606), been effective during 2017, none of these sales of multifamily communities would have been subject to the accounting and disclosure requirements of the new standard since the transactions did not meet the definition of a contract with a customer, as defined by the new guidance.

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

	Sandstone Creek	Ashford Park	Enclave at Vista Ridge
	1/20/2017	3/7/2017	5/25/2017
Real estate assets:
Land	$2,846,197	$10,600,000	$4,704,917
Building and improvements	41,859,684	24,075,263	29,915,903
Furniture, fixtures and equipment	5,278,268	4,222,858	2,874,403
Accumulated depreciation	(4,808,539)	(6,816,193)	(3,556,362)

Total assets	$45,175,610	$32,081,928	$33,938,861

Liabilities:
Mortgage note payable	$30,840,135	$25,626,000	$24,862,000
Supplemental mortgage note	—	6,373,717	—

Total liabilities	$30,840,135	$31,999,717	$24,862,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Multifamily communities and student housing properties acquired

During the years ended December 31, 2017, and 2016, the Company completed the acquisition of the multifamily communities and student housing properties in the table below. The multifamily communities acquired during 2016, prior to the Company's adoption of ASU 2017-01, were accounted for as acquisitions of businesses, which required acquisition costs to be expensed when incurred. Beginning January 1, 2017, the Company's acquisitions qualified as acquired assets and the associated acquisition costs were capitalized, allocated to the fair values of the acquired assets and liabilities on the balance sheet and amortized over the remaining expected useful lives.

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

2/28/2017	SoL (2)	Tempe, Arizona	$53.3	225
3/3/2017	Broadstone at Citrus Village	Tampa, Florida	$47.4	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	$50.0	312
3/31/2017	Founders Village	Williamsburg, Virginia	$44.4	247
4/26/2017	Claiborne Crossing	Louisville, Kentucky	$45.2	242
7/26/2017	Luxe at Lakewood Ranch	Sarasota, Florida	$56.1	280
9/27/2017	Adara Overland Park	Kansas City, Kansas	$45.5	260
9/29/2017	Aldridge at Town Village	Atlanta, Georgia	$54.2	300
9/29/2017	The Reserve at Summit Crossing	Atlanta, Georgia	$30.9	172
10/27/2017	Stadium Village (3) (4)	Atlanta, Georgia	$72.6	198
11/21/2017	Overlook at Crosstown Walk	Tampa, Florida	$31.4	180
12/18/2017	Ursa (4) (5)	Waco, Texas	$58.2	250
12/20/2017	Colony at Centerpointe	Richmond, Virginia	$45.8	255

				3,217

1/5/2016	Baldwin Park	Orlando, Florida	$110.8	528
1/15/2016	Crosstown Walk	Tampa, Florida	$45.8	342
2/1/2016	Overton Rise	Atlanta, Georgia	$61.1	294
5/31/2016	Avalon Park	Orlando, Florida	$92.5	487
6/1/2016	North by Northwest (7)	Tallahassee, Florida	$46.1	219
7/1/2016	City Vista	Pittsburgh, Pennsylvania	(6)	272
8/24/2016	Sorrel	Jacksonville, Florida	$48.1	290

				2,432
(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and liabilities.
(2) A 640-bed student housing community located adjacent to the campus of Arizona State University in Tempe, Arizona.
(3) A 792-bed student housing community located adjacent to the campus of Kennesaw State University in Atlanta, Georgia.

(4) The Company acquired and owns an approximate 99% equity interest in a joint venture which owns both Stadium Village and Ursa.
(5) A 840-bed student housing community located adjacent to the campus of Baylor University in Waco, Texas.
(6) The Company converted $12,500,000 of its City Vista real estate loan into an approximate 96% ownership interest in a joint venture which owns the underlying property.
(7) A 679-bed student housing community located adjacent to the campus of Florida State University in Tallahassee, Florida.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

The Company allocated the purchase prices and, for acquisitions that closed subsequent to January 1, 2017, capitalized acquisition costs, to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

2017 Multifamily Communities and student housing acquired	Broadstone at Citrus Village	SoL	Retreat at Greystone	Founders Village	Claiborne Crossing	Luxe at Lakewood Ranch	Adara Overland Park	Aldridge at Town Village	The Reserve at Summit Crossing

Land	$4,809,113	$7,440,934	$4,077,262	$5,314,863	$2,147,217	$4,851,844	$2,854,466	$7,122,413	$4,374,721
Buildings and improvements	34,180,983	40,058,728	35,336,277	32,791,611	30,551,646	43,694,575	31,005,403	34,683,056	20,968,236
Furniture, fixtures and equipment	6,299,645	3,771,432	9,125,302	5,969,498	7,027,257	7,338,151	11,024,144	10,735,231	4,970,893
Lease intangibles	1,624,752	2,344,404	1,844,476	1,421,196	1,268,810	1,014,150	1,279,589	2,270,915	925,176
Prepaids & other assets	132,619	50,817	78,430	112,999	641,456	540,241	86,791	243,496	76,635
Escrows	67,876	—	101,503	—	—	—	—	—	—
Accrued taxes	(108,286)	(71,856)	(139,046)	—	(115,728)	(404,690)	(308,299)	—	—
Security deposits, prepaid rents, and other liabilities	(24,887)	(377,735)	(108,573)	(103,204)	(130,850)	(57,933)	(31,941)	(143,024)	(43,246)

Net assets acquired	$46,981,815	$53,216,724	$50,315,631	$45,506,963	$41,389,808	$56,976,338	$45,910,153	$54,912,087	$31,272,415

Cash paid	$17,625,200	$15,731,724	$15,105,631	$13,901,963	$18,763,333	$17,688,838	$14,060,153	$5,927,086	$3,951,015
Use of like-kind proceeds	—	—			—	—	—	—	—
Mezzanine loan conversion	—	—	—	—	—	—	—	10,975,000	7,246,400
Mortgage debt, net	29,356,615	37,485,000	35,210,000	31,605,000	22,626,476	39,287,500	31,850,000	38,010,000	20,075,000

Total consideration	$46,981,815	$53,216,724	$50,315,631	$45,506,963	$41,389,809	$56,976,338	$45,910,153	$54,912,086	$31,272,415

Year ended December 31, 2017:
Revenue	$3,806,000	$4,606,000	$3,736,000	$3,051,000	$2,734,000	$2,144,000	$1,037,000	$1,147,000	$661,000
Net income (loss)	$(2,022,000)	$(3,473,000)	$(2,747,000)	$(1,699,000)	$(2,617,000)	$(1,232,000)	$(1,048,000)	$(1,265,000)	$(499,000)

Capitalized acquisition costs incurred by the Company	$458,000	$290,000	$383,000	$1,103,000	$293,000	$759,000	$646,000	$602,000	$354,000
Capitalized acquisition costs paid to related party (included above)	$24,000	$60,000	$56,000	$8,000	$22,000	$561,000	$455,000	$542,000	$309,000
Remaining amortization period of intangible
assets and liabilities (months)	2.5	0	2.5	2.5	1.5	3.5	6.5	10.5	8.5

(1) The Company's real estate loan investment in support of Founders Village was repaid in full at the closing of the acquisition of the property.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

2017 Multifamily Communities and student housing acquired (continued)	Stadium Village (1)	Overlook at Crosstown Walk	Ursa (1)	Colony at Centerpointe

Land	$7,929,540	$3,309,032	$7,059,736	$7,258,947
Buildings and improvements	54,998,476	22,843,652	41,148,171	30,714,597
Furniture, fixtures and equipment	5,794,664	5,170,349	6,858,028	7,508,723
Lease intangibles	4,676,396	475,257	3,933,281	1,079,977
Prepaids & other assets	220,357	109,417	287,104	(137,148)
Escrows	—	—	—	—
Accrued taxes	—	—	—	—
Security deposits, prepaid rents, and other liabilities	(227,210)	(61,093)	(111,870)	(209,899)

Net assets acquired	$73,392,223	$31,846,614	$59,174,450	$46,215,197

Cash paid	$15,854,822	$3,037,745	$12,351,929	$12,817,519
Mezzanine loan conversion	9,997,401	6,577,869	15,422,521	—
Contribution from joint venture partner	540,000	—	—	—
Mortgage debt	47,000,000	22,231,000	31,400,000	33,397,678

Total consideration	$73,392,223	$31,846,614	$59,174,450	$46,215,197

Year ended December 31, 2017:
Revenue	$1,156,000	$346,000	$191,000	$133,000
Net income (loss)	$(1,492,000)	$(215,000)	$(263,000)	$(139,000)

Capitalized acquisition costs incurred by the Company	$799,000	$430,000	$799,000	$704,000
Capitalized acquisition costs paid to related party (included above)	$711,000	$314,000	$576,000	$458,000
Remaining amortization period of intangible
assets and liabilities (months)	6.5	4.5	8.5	4.5

(1) See note 6.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

2016 Multifamily Communities acquired	North by Northwest	Avalon Park	Overton Rise	Baldwin Park	Crosstown Walk	City Vista	Sorrel

Land	$8,281,054	$7,410,048	$8,511,370	$17,402,882	$5,178,375	$4,081,683	$4,412,164
Buildings and improvements	34,355,922	80,558,636	44,710,034	87,105,757	33,605,831	36,084,007	35,512,257
Furniture, fixtures and equipment	2,623,916	1,790,256	6,286,105	3,358,589	5,726,583	5,402,228	6,705,040
Lease intangibles	799,109	2,741,060	1,611,314	2,882,772	1,323,511	2,100,866	1,495,539
Prepaids & other assets	79,626	99,297	73,754	229,972	125,706	167,797	—
Escrows	1,026,419	3,477,157	354,640	2,555,753	291,868	599,983	623,791
Accrued taxes	(321,437)	(394,731)	(66,422)	(17,421)	(25,983)	(245,326)	(437,510)
Security deposits, prepaid rents, and other liabilities	(159,462)	(207,623)	(90,213)	(226,160)	(53,861)	(141,238)	(68,828)

Net assets acquired	$46,685,147	$95,474,100	$61,390,582	$113,292,144	$46,172,030	$48,050,000	$48,242,453

Cash paid	$12,831,872	$30,474,100	$20,090,582	$35,492,144	$13,632,030	$—	$14,642,453
Real estate loan settled	—	—	—	—	—	12,500,000	—
Contribution from joint venture partner	—	—	—	—	—	(450,000)	—
Mortgage debt	33,853,275	65,000,000	41,300,000	77,800,000	32,540,000	36,000,000	33,600,000

Total consideration	$46,685,147	$95,474,100	$61,390,582	$113,292,144	$46,172,030	$48,050,000	$48,242,453

Year ended December 31, 2017:
Revenue	$5,898,000	$8,132,000	$5,210,000	$9,591,000	$5,244,000	$4,465,000	$4,440,000
Net income (loss)	$(106,000)	$(3,456,000)	$(460,000)	$(2,596,000)	$(306,000)	$(2,178,000)	$(1,878,000)

Year ended December 31, 2016:
Revenue	$3,389,000	$4,684,000	$4,968,000	$9,349,000	$4,886,000	$2,341,000	$1,670,000
Net income (loss)	$(1,041,000)	$(2,891,000)	$(1,894,000)	$(4,883,000)	$(1,614,000)	$(1,689,000)	$(854,000)

Acquisition costs incurred by the Company	$40,000	$1,314,000	$116,000	$1,847,000	$320,000	$18,000	$529,000
Remaining amortization period of intangible
assets and liabilities (months)	—	—	—	—	—	—	—

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Grocery-anchored shopping centers acquired

During the years ended December 31, 2017, and 2016, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Gross leasable area (square feet)
4/21/2017	Castleberry-Southard	Atlanta, Georgia	$17.6	80,018
6/6/2017	Rockbridge Village	Atlanta, Georgia	$20.3	102,432
7/26/2017	Irmo Station	Columbia, South Carolina	$16.0	99,384
8/25/2017	Maynard Crossing	Raleigh, North Carolina	$29.9	122,781
9/8/2017	Woodmont Village	Atlanta, Georgia	$13.5	85,639
9/22/2017	West Town Market	Charlotte, North Carolina	$14.3	67,883
11/30/2017	Roswell Wieuca Shopping Center	Atlanta, Georgia	$32.5	74,370
12/5/2017	Crossroads Market	Naples, Florida	$29.3	126,895

				759,402

2/29/16	Wade Green Village (2)	Atlanta, Georgia	$11.0	74,978
4/29/16	Southeastern Six Portfolio	(3)	$68.7	535,252
5/16/16	The Market at Victory Village	Nashville, Tennessee	$15.6	71,300
7/15/16	Lakeland Plaza	Atlanta, Georgia	$45.3	301,711
8/8/16	Sunbelt Seven Portfolio	(4) , (5)	$159.5	650,360
10/18/16	Champions Village	Houston, Texas	$50.0	383,093

				2,016,694

(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.
(2) See Note 6 - Related party Transactions.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

New Market Properties 2017 acquisitions	Castleberry-Southard	Rockbridge Village	Irmo Station	Maynard Crossing	Woodmont Village	West Town Market	Roswell Wieuca Shopping Center	Crossroads Market

Land	$3,023,731	$3,141,325	$3,602,466	$6,303,787	$2,712,907	$1,936,572	$12,006,475	$7,044,197
Buildings and improvements	13,471,240	15,666,091	11,555,942	21,773,900	9,836,799	12,092,823	18,061,913	22,168,504
Tenant improvements	670,376	278,340	303,449	791,792	193,347	205,557	422,627	458,250
In-place leases	990,663	1,249,694	773,530	1,479,507	1,721,425	1,042,631	1,671,209	2,181,302
Above market leases	123,084	59,267	12,811	338,002	—	—	—	—
Leasing costs	464,544	301,761	214,340	465,414	413,237	315,624	880,091	633,232
Below market leases	(1,081,145)	(332,725)	(225,228)	(866,380)	(1,521,305)	(1,142,446)	(85,330)	(2,988,659)
Other assets	67,899	7,136	132,622	258,658	—	146,864	27,320	44,410
Other liabilities	(162,499)	(89,212)	(59,395)	(95,119)	(82,041)	(76,323)	(223,284)	(72,752)

Net assets acquired	$17,567,893	$20,281,677	$16,310,537	$30,449,561	$13,274,369	$14,521,302	$32,761,021	$29,468,484

Cash paid	$2,306,703	$6,031,677	$5,660,537	$11,949,561	$4,499,369	$5,521,302	$32,761,021	$10,468,484
Use of 1031 proceeds	3,761,190	—	—	—	—	—	—	—
Mortgage debt	11,500,000	14,250,000	10,650,000	18,500,000	8,775,000	9,000,000	—	19,000,000

Total consideration	$17,567,893	$20,281,677	$16,310,537	$30,449,561	$13,274,369	$14,521,302	$32,761,021	$29,468,484

Year ended December 31, 2017:
Revenue	$1,006,000	$948,000	$646,000	$841,000	$453,000	$346,000	$209,000	$189,000
Net income (loss)	$(115,000)	$(99,000)	$(174,000)	$(189,000)	$(42,000)	$(51,000)	$13,000	$(18,000)

Capitalized acquisition costs incurred by the Company	$78,000	$123,000	$226,000	$379,000	$200,000	$201,000	$463,000	$354,000
Capitalized acquisition costs paid to related party (included above)	$19,000	$23,000	$161,000	$307,000	$135,000	$144,000	325,000	297,000
Remaining amortization period of intangible
assets and liabilities (years)	9.6	7.5	2.7	5.0	7.8	8.5	5.8	11.6

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

New Market Properties 2016 acquisitions	The Market at Victory Village		Southeastern Six Portfolio	Wade Green Village		Lakeland Plaza	Sunbelt Seven Portfolio	Champions Village

Land	$2,271,224		$14,081,647	$1,840,284		$7,079,408	$37,719,812	$12,812,546
Buildings and improvements	11,872,222		48,598,731	8,159,147		32,258,335	109,373,938	30,647,609
Tenant improvements	402,973		993,530	251,250		828,966	2,143,404	2,751,796
In-place leases	847,939		4,906,398	841,785		2,947,175	11,005,662	4,283,760
Above-market leases	100,216		86,234	107,074		1,349,624	458,353	765,811
Leasing costs	253,640		992,143	167,541		1,287,825	4,116,560	1,026,347
Below-market leases	(198,214)		(1,069,877)	—		(797,729)	(7,617,485)	(3,017,960)
Other assets	157,775		600,069	10,525		—	3,409,838	2,017,947
Other liabilities	(179,546)		(437,008)	(59,264)		(180,331)	(1,196,579)	(1,413,726)

Net assets acquired	$15,528,229		$68,751,867	$11,318,342		$44,773,273	$159,413,503	$49,874,130

Cash paid	$6,278,229		$43,751,867	$6,245,683	(1)	$14,773,273	$61,759,503	$22,474,130
Class A OP Units granted	—		—	5,072,659	(2)	—	—	—
Mortgage debt	9,250,000	(3)	25,000,000	—	(4)	30,000,000	97,654,000	27,400,000

Total consideration	$15,528,229		$68,751,867	$11,318,342		$44,773,273	$159,413,503	$49,874,130

Year ended December 31, 2017:
Revenue	$1,384,000		$6,340,000	$1,053,000		$3,731,000	$13,315,000	$6,152,000
Net loss	$(92,000)		$(260,000)	$(332,000)		$(418,000)	$(1,395,000)	$(1,494,000)

Cumulative acquisition costs incurred by the Company	$111,000		$633,000	$297,000		$255,000	$691,000	$145,000
Remaining amortization period of intangible
assets and liabilities (years)	7.8		3.9	1.5		6.8	9.0	5.3

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Office Buildings acquired

During the years ended December 31, 2017 and 2016, the Company completed the acquisitions of the following office buildings:

Acquisition date	Property	Market	Approximate purchase price (millions)	Leasable square feet
11/13/2017	Westridge at La Cantera	San Antonio, Texas	$83.8	258,000

8/29/2016	Brookwood Office	Birmingham, Alabama	$49.9	169,000
11/4/2016	Galleria 75	Atlanta, Georgia	17.6	111,000
12/30/2016	Three Ravinia	Atlanta, Georgia	210.1	817,000

			$277.6	1,097,000

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table.

Preferred Office Properties acquisitions	Westridge at La Cantera	Brookwood Office	Galleria 75	Three Ravinia

Land	$15,778,102	$1,744,828	$15,156,267	$9,784,645
Buildings and improvements	48,700,797	39,099,395	1,285,856	147,487,769
Tenant improvements	9,794,826	3,561,805	225,811	6,534,782
In-place leases	10,023,304	3,728,049	712,718	17,954,978
Above market leases	—	146,941	47,947	812,879
Leasing costs	5,711,721	2,402,958	309,513	7,468,128
Below market leases	(5,327,553)	(1,737,158)	(168,179)	(8,245,122)
Other assets	797,354	1,466,906	454,931	25,281,764
Other liabilities	(98,780)	(580,668)	(218,923)	(766,335)

Net assets acquired	$85,379,771	$49,833,056	$17,805,941	$206,313,488

Cash paid	$30,939,771	$17,433,056	$11,875,686	$90,813,488
Mortgage debt	54,440,000	32,400,000	5,930,255	115,500,000

Total consideration	$85,379,771	$49,833,056	$17,805,941	$206,313,488

Year ended December 31, 2017:
Revenue	$1,294,000	$6,043,000	$1,570,000	$27,391,000
Net income (loss)	$111,000	$1,173,000	$101,000	$4,115,000

Cumulative acquisition costs incurred by the Company	$943,000	$387,000	$659,000	$685,000
Acquisition costs paid to related party (included above)	843,000	71,000	5,000	185,000
Remaining amortization period of intangible
assets and liabilities (years)	9.0	10.1	2.0	13.3

In the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company reported a misclassified amount of tenant improvements in connection with the purchase price allocation for its acquisition of the Three Ravinia office building. The impact on the Company's Consolidated Balance Sheet for the year ended December 31, 2016 was an understatement of buildings and improvements of approximately $14.2 million and an overstatement of tenant improvements of the same amount, as shown in the table below. The Company assessed the impact of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108 and concluded that it was not material to the Company’s previously issued Financial Statements. The Company's Consolidated Balance Sheet as of December 31, 2016 presented in this Annual Report on Form 10-K reflects this revision. The revision had no impact on the Consolidated Statement of Operations, Consolidated Statement of Stockholder’s Equity, or the Consolidated Statement of Cash Flows.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

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

The Company recorded aggregate amortization and depreciation expense of:

	Year Ended December 31,
	2017	2016	2015
Depreciation:
Buildings and improvements	$55,802,278	$35,426,794	$16,653,380
Furniture, fixtures, and equipment	30,215,282	20,988,814	11,019,007
	86,017,560	56,415,608	27,672,387
Amortization:
Acquired intangible assets	30,492,331	21,416,784	10,401,697
Deferred leasing costs	201,008	283,806	12,920
Website development costs	65,910	23,600	9,330
Total depreciation and amortization	$116,776,809	$78,139,798	$38,096,334

At December 31, 2017, the Company had recorded gross intangible assets of $176.2 million, and accumulated amortization of $73.5 million; gross intangible liabilities of $47.0 million and accumulated amortization of $8.1 million. Net intangible assets and liabilities as of December 31, 2017 will be amortized as follows:

	Acquired Intangible Assets			Below market lease intangible liability
	In-place leases	Above-market leases	Lease origination costs
For the year ending December 31:
2018	$27,256,834	$915,169	$4,343,197	$(5,397,373)
2019	9,711,446	667,862	3,731,231	(5,219,719)
2020	7,896,933	488,727	3,280,456	(4,969,256)
2021	5,262,422	351,007	2,521,042	(4,049,684)
2022	4,469,843	275,535	2,233,626	(3,812,246)
Thereafter	18,571,696	1,046,257	9,720,106	(15,408,337)

Total	$73,169,174	$3,744,557	$25,829,658	$(38,856,615)

Weighted-average amortization period (in years)	6.3	6.7	8.6	9.7
Net intangible assets and liabilities as of December 31, 2017 will be amortized over the weighted average remaining amortization periods of approximately 6.9 and 9.7, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

4.     Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

	December 31, 2017	December 31, 2016
Number of loans	23	26
Drawn amount	$388,506,100	$334,570,242
Deferred loan origination fees	(1,710,157)	(1,809,174)
Carrying value	$386,795,943	$332,761,068

Unfunded loan commitments	$67,062,941	$76,546,234
Weighted average current interest, per annum (paid monthly)	8.53%	8.26%
Weighted average accrued interest, per annum	4.99%	5.26%

	Principal balance	Deferred loan origination fees	Carrying value
Balances as of December 31, 2016	$334,570,242	$(1,809,174)	$332,761,068
Loan fundings	148,345,526	—	148,345,526
Loan repayments	(44,190,477)	—	(44,190,477)
Loans settled with property acquisitions	(50,219,191)	—	(50,219,191)
Commitment fees collected	—	(1,289,193)	(1,289,193)
Amortization of commitment fees	—	1,388,210	1,388,210
Balances as of December 31, 2017	$388,506,100	$(1,710,157)	$386,795,943

	Principal balance	Deferred loan origination fees	Carrying value
Balances as of December 31, 2015	$238,965,175	$(963,417)	$238,001,758
Loan fundings	151,027,549	—	151,027,549
Loan repayments	(42,922,482)	—	(42,922,482)
Loans settled with property acquisitions	(12,500,000)	—	(12,500,000)
Commitment fees collected	—	(1,718,092)	(1,718,092)
Amortization of commitment fees	—	872,335	872,335
Balances as of December 31, 2016	$334,570,242	$(1,809,174)	$332,761,068

Property type	Number of loans	Commitment amount	Carrying value	Percentage of portfolio
Multifamily communities	15	$292,737,110	$241,855,496	63%
Student housing properties	6	141,474,926	123,588,382	32%
Grocery-anchored shopping centers	1	12,857,005	12,853,522	3%
Other	1	8,500,000	8,498,543	2%
Balances as of December 31, 2017	23	$455,569,041	$386,795,943

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Property type	Number of loans	Commitment amount	Carrying value	Percentage of portfolio
Multifamily communities	15	$223,085,132	$188,220,938	57%
Student housing properties	9	169,174,339	125,953,196	38%
Grocery-anchored shopping centers	1	12,857,005	12,606,864	4%
Other	1	6,000,000	5,980,070	1%
Balances as of December 31, 2016	26	$411,116,476	$332,761,068

The Palisades and Green Park loans are subject to a loan participation agreement with a syndicate of unaffiliated third parties, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's liability under the loan participation agreements at December 31, 2017 was approximately $14.0 million.

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

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At December 31, 2017, none of the Company's real estate loans were delinquent and no allowances for uncollectibility had been recorded.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				12/31/2017	12/31/2016

360 Residential, LLC (1)	3/20/2013	3/31/2018	$2,000,000	$2,000,000	$1,472,571	12%
Preferred Capital Marketing Services, LLC (2)	1/24/2013	12/31/2018	1,500,000	926,422	1,082,311	10%
Oxford Contracting, LLC (1)	8/27/2013	(3)	—	—	1,475,000	8%
Preferred Apartment Advisors, LLC (1,2,4)	8/21/2012	12/31/2018	18,000,000	14,487,695	13,708,761	8%
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2018	11,110,000	7,324,904	7,324,904	12%
Oxford Capital Partners, LLC (1,5)	10/5/2015	6/30/2018	10,150,000	6,628,082	7,870,865	12%
Newport Development Partners, LLC (1)	6/17/2014	6/30/2018	3,000,000	—	—	12%
360 Residential, LLC II (1)	12/30/2015	3/31/2018	3,255,000	3,255,000	2,884,845	15%
Mulberry Development Group, LLC (1)	3/31/2016	6/30/2018	500,000	478,835	177,000	12%
Mulberry Development Group, LLC	7/31/2017	6/30/2018	2,000,000	1,920,746	—	12%
360 Capital Company, LLC (1)	5/24/2016	12/31/2019	3,900,000	3,040,962	1,678,999	12%

Unamortized loan fees				(5,881)	(59,581)

			$55,415,000	$40,056,765	$37,615,675

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

The Company recorded interest income and other revenue from these instruments as follows:

	Year Ended December 31,
	2017	2016	2015
Real estate loans:
Current interest payments	$32,570,425	$23,633,118	$16,188,752
Additional accrued interest	18,669,448	14,859,365	10,809,028
Deferred origination fee amortization	1,375,754	872,335	829,969

Total real estate loan revenue	52,615,627	39,364,818	27,827,749
Interest income on notes and lines of credit	4,286,232	4,120,775	2,853,961

Interest income on loans and notes receivable	$56,901,859	$43,485,593	$30,681,710

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project within a specific time window following project completion and stabilization, the sufficiency of the borrowers' investment at risk and the existence of payment and performance guaranties provided by the borrowers. Loans with these characteristics are variable interests, and management assesses whether such interest is in a variable interest entity or VIE, and, if so, must assess to determine if it is the primary beneficiary.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2017 of approximately $347.2 million. The maximum aggregate amount of loans to be funded as of December 31, 2017 was approximately $413.2 million.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Encore, Encore Capital, Green Park, Bishop Street, Dawsonville Marketplace, Crescent Avenue, 360 Forsyth, Morosgo and TP Kennesaw loans, all of which are partially supporting proposed various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of December 31, 2017 totaled approximately $95.3 million (with a total commitment amount of approximately $129.3 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of that amount.

5. Redeemable Preferred Stock and Equity Offerings
On February 14, 2017, the Company terminated its offering of up to 900,000 Units, or Follow-on Offering, and on the same day, the Company’s registration statement on Form S-3 (Registration No. 333-211924) (the “$1.5 Billion Follow-on Registration Statement”)  was declared effective by the SEC. Units issued under the $1.5 Billion Unit Offering are offered at a price of $1,000 per Unit, subject to adjustment if a participating broker-dealer reduces its commission. Each share of Series A Preferred Stock ranks senior to Common Stock with respect to dividend rights and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The redemption schedule of the Preferred Stock allows redemptions at the option of the holder from the date of issuance of the Series A Preferred Stock through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares of Series A Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Warrant is exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such warrant with a minimum exercise price of $19.50 per share. The current market price per share of the Common Stock is determined using the closing price of the common stock immediately preceding the issuance of such Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. The Units are being offered by Preferred Capital Securities, LLC, or PCS, an affiliate of the Company, on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the $1.5 Billion Unit Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes. Except as described in the $1.5 Billion Follow-on Registration Statement, the terms of the $1.5 Billion Unit Offering are substantially similar to those under the Follow-on Offering. As of February 14, 2017, which was the final closing of the Follow-on Offering, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $97.2 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $15.0 million. As of February 14, 2017, the Company had issued all available Units under the Primary Series A Offering and the Follow-on Offering and collected net proceeds of approximately $891.2 million after commissions. Since the maximum number of Units available to be issued under the Primary Series A Offering and the Follow-on Offering were issued, the Company consequently recognized 100.0% of the approximate $15.0 million deferred offering costs as a reduction of stockholders' equity.

For the $1.5 Billion Unit Offering, as of December 31, 2017, offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $25.2 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $3.5 million. As of December 31, 2017, the Company had issued 260,871 Units and collected net proceeds of approximately $234.4 million after commissions under the $1.5 Billion Unit Offering. The number of Units issued was approximately 17.4% of the maximum number of Units anticipated to be issued under the $1.5 Billion Unit Offering. Consequently, the Company cumulatively recognized approximately 17.4% of the approximate $3.5 million deferred to date, or approximately $603,000 as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $2.9 million, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at December 31, 2017. The remainder of current and future deferred offering costs related to the $1.5 Billion Unit Offering will likewise be recognized as a reduction of stockholders' equity in the proportion of the number

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

of Units issued to the maximum number of Units anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of approximately 1.5% (discussed further below) of the total gross proceeds raised during the Unit offerings.

Cumulatively, a total of 28,760 shares of Preferred Stock have been subsequently redeemed from the Primary Series A Offering, the Follow-on Offering, and the $1.5 Billion Unit Offering.

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

On May 5, 2016, the Company filed a registration statement on Form S-3 (File No. 333-211178), or the Shelf Registration Statement, for an offering of up to $300 million of equity or debt securities, or the Shelf Offering, which was declared effective by the SEC on May 17, 2016. Deferred offering costs related to this Shelf Registration Statement totaled approximately $1.9 million as of December 31, 2017, of which $626,000 has been reflected as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $1.3 million, are reflected in the asset section of the consolidated balance sheet as deferred offering costs at December 31, 2017.

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

The Company filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering (the "2016 ATM Offering") through the sales agents named in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering to repay outstanding amounts under our existing senior secured revolving credit facility and for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. Since the inception of the 2016 ATM Offering, December 31, 2017, the Company cumulatively sold 3.4 million shares of common stock through the ATM Offering and collected net proceeds of approximately $51.0 million.

On December 2, 2016, the Company’s registration statement on Form S-3 (Registration No. 333-214531) (the “mShares Registration Statement”) was declared effective by the SEC. The mShares Registration Statement allows us to offer up to a maximum of 500,000 shares of mShares (the “mShares Offering”).  The mShares are being offered by PCS on a "reasonable best efforts" basis. The price per mShare is $1,000. Each mShare ranks senior to Common Stock and on parity with the Series A Preferred Stock with respect to dividend rights and carries a cumulative annual dividend of 5.75% per annum. Beginning one year from the date of original issuance of each mShare, and on each one year anniversary thereafter, the dividend rate increases by 0.25% per annum, up to a maximum of 7.5% per annum. Dividends are payable monthly as declared by the Company’s board of directors and begin accruing on the date of issuance. The redemption schedule of the mShares allows redemptions at the option of the holder from the date of issuance of the Preferred Stock through the first year subject to a 2% redemption fee. After year one, the redemption fee decreases to 1% and after year two there is no redemption fee. Any redeemed mShares are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion. The Company intends to invest substantially all the net proceeds of the mShares Offering in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

As of December 31, 2017, offering costs specifically identifiable to mShares Offering closing transactions, such as commissions, dealer manager fees, and other registration fees, totaled approximately $0.8 million. These costs are reflected as a reduction of stockholders' equity at the time of closing. In addition, the costs related to the offering not related to a specific closing transaction totaled approximately $2.5 million. As of December 31, 2017, the Company had issued 15,275 mShares and collected net proceeds of approximately $14.5 million after commissions under the mShares Offering. The number of mShares issued was approximately 3.1% of the maximum number of mShares anticipated to be issued under the mShares Offering. Consequently, the Company cumulatively recognized approximately 3.1% of the approximate $2.5 million deferred to date, or approximately $77,000 as a reduction of stockholders' equity. The remaining balance of offering costs not yet reflected as a reduction of stockholder's equity, approximately $2.4 million are reflected in the asset section of the consolidated balance sheet as deferred offering costs at December 31, 2017. The remainder of current and future deferred offering costs related to the mShares Offering will likewise be

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

recognized as a reduction of stockholders' equity in the proportion of the number of mShares issued to the maximum number of mShares anticipated to be issued. Offering costs not related to a specific closing transaction are subject to an overall cap of approximately 1.5% (discussed further below) of the total gross proceeds raised during the mShares Offering.

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

Mr. Williams, Mr. Silverstein and Michael J. Cronin, the Company's Executive Vice President, Chief Accounting Officer and Treasurer are executive officers of Williams Realty Advisors, LLC, or WRA, which is the manager of the day-to-day operations of Williams Opportunity Fund, LLC, or WOF.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

		Year Ended December 31,
Type of Compensation	Basis of Compensation	2017	2016	2015

Acquisition fees	As of July 1, 2017, 1.0% of the gross purchase price of real estate assets (see following discussion)	$6,131,221	$—	$6,292,280
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	1,330,796	1,886,105	1,349,273
Loan coordination fees	As of January 1, 2016, 1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property. Effective July 1, 2017, the fee was reduced to 0.6% of any such debt.	5,559,615	10,560,120	—
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	12,908,371	8,602,675	3,622,589
Property management fees	Monthly fee equal to 4% of the monthly revenues collected from the properties managed	6,381,708	4,943,899	2,456,968
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	5,237,618	3,483,460	1,764,555
Construction management fees	Quarterly fee for property renovation and takeover projects	331,767	173,614	59,554

		$37,881,096	$29,649,873	$15,545,219

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

A cumulative total of approximately $5.8 million of combined asset management and general and administrative fees related to acquired properties as of December 31, 2017 have been forfeited by the Manager. A total of $5.0 million remains contingent and could possibly be earned by the Manager in the future.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Year Ended December 31,
2017	2016	2015
$12,329,295	$10,398,711	$5,885,242

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $429,094, $461,294 and $804,648 for the years ended December 31, 2017, 2016 and 2015, respectively and PCS was reimbursed $1,083,160, $1,019,353 and $390,872 for the years ended December 31, 2017, 2016 and 2015, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

On October 27, 2017, the Company acquired an approximate 98% ownership interest in a joint venture that controls the Stadium Village student housing property. On December 18, 2017, the Company increased its ownership to 99% in connection with obtaining control of the Ursa student housing property in Waco, Texas. John A. Williams, Jr., our Chief Executive Officer's son, a principal of the sellers and a related party of the Company under GAAP.

The Company's Haven 46, Haven Northgate and Haven Charlotte real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned disposition fees totaling $1,576,000 for the year ended December 31, 2017 on the sale of the Ashford Park, Sandstone Creek and Enclave at Vista Ridge properties, and $390,000 for the year ended December 31, 2016 on the sale of the Trail Creek property. These fees are included in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations. The Manager also receives leasing commission fees. Retail leasing commission fees (a) for new retail leases are equal to the greater of (i) $4.00 per square foot, and (ii) 4.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the original lease term; and (b) for lease renewals are equal to the greater of (i) $2.00 per square foot, and (ii) 2.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the newly renewed lease term. There are no commissions payable on retail lease renewals thereafter. Office leasing commission fees (a) for new office leases are equal to 4.0% of gross rent less free rent of the guaranteed lease term, (b) in the event of co-broker participation in a new lease, the leasing commission determined for a new lease is 6.0% of the gross rent less free rent of the guaranteed lease term and (c) for lease renewals, are equal to 2% of gross rent less free rent of the guaranteed lease term or, in the event of a co-broker, 4.0% of the gross rent less free rent of the guaranteed lease term. A procurement fee is also paid for new leases within the Atlanta, Georgia market. Office leasing commission fees may not exceed market rates for office leasing services. The Company paid office leasing commission fees of approximately $350,000 for the year ended December 31, 2017.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

The Company's cash distributions on its Preferred Stock were:

2017			2016
Record date	Number of shares	Aggregate dividends declared	Record date	Number of shares	Aggregate dividends declared

January 31, 2017	932,413	$4,641,149	January 30, 2016	482,774	$2,481,086
February 28, 2017	977,267	4,849,032	February 27, 2016	516,017	2,630,601
March 31, 2017	979,309	4,938,098	March 31, 2016	544,129	2,770,048
April 28, 2017	992,774	5,000,060	April 29, 2016	582,720	2,979,196
May 31, 2017	1,019,046	5,085,694	May 31, 2016	617,994	3,143,567
June 30, 2017	1,041,187	5,237,872	June 30, 2016	651,439	3,321,519
July 31, 2017	1,061,179	5,299,654	July 29, 2016	682,392	3,458,513
August 31, 2017	1,086,714	5,412,511	August 31, 2016	721,143	3,671,020
September 29, 2017	1,113,896	5,545,017	September 30, 2016	765,185	3,886,173
October 31, 2017	1,143,239	5,692,370	October 31, 2016	801,455	4,060,141
November 30, 2017	1,177,588	5,845,619	November 30, 2016	850,246	4,255,788
December 29, 2017	1,219,062	6,041,311	December 30, 2016	893,245	4,422,993

	Total	$63,588,387		Total	$41,080,645

In addition to the cash distributions in the table above, the Consolidated Statement of Operations for the year ended December 31, 2017 includes $62,878 of accrued dividends related to our mShares Preferred Stock.

The Company's dividend activity on its Common Stock for the years ended December 31, 2017 and 2016 was:

2017				2016
Record date	Number of shares	Dividend per share	Aggregate dividends paid	Record date	Number of shares	Dividend per share	Aggregate dividends paid
March 15, 2017	27,139,354	$0.22	$5,970,658	March 15, 2016	23,041,502	$0.1925	$4,435,489
June 15, 2017	32,082,451	0.235	7,539,376	June 15, 2016	23,568,328	0.2025	4,772,587
September 15, 2017	34,715,982	0.235	8,158,256	September 15, 2016	24,652,041	0.2025	4,992,038
December 15, 2017	38,303,900	0.25	9,575,975	December 15, 2016	26,093,707	0.22	5,740,616

		$0.94	$31,244,265			$0.8175	$19,940,730

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At December 31, 2017, the Company had 884,735 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash. Distribution activity by the Operating Partnership was:

2017			2016
Record date	Payment date	Aggregate distributions	Record date	Payment date	Aggregate distributions
March 15, 2017	April 14, 2017	$198,742	March 15, 2016	April 15, 2016	$117,395
June 15, 2017	July 14, 2017	211,781	June 15, 2016	July 15, 2016	179,449
September 15, 2017	October 16, 2017	211,781	September 15, 2016	October 14, 2016	179,449
December 15, 2017	January 16, 2018	221,184	December 15, 2016	January 17, 2017	194,957

		$843,488			$671,250

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

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

Equity compensation expense by award type for the Company was:

	Year Ended December 31,			Unamortized expense as of December 31,
	2017	2016	2015	2017

Quarterly board member committee fee grants	$—	$83,973	$53,926	$—
Class B Unit awards:
Executive officers - 2014	—	—	3,825	—
Executive officers - 2015	—	5,236	1,984,052	—
Executive officers - 2016	312,185	2,054,830	—	300,273
Executive officers - 2017	2,690,829	—	—	722,964
Restricted stock grants:
2014	—	—	107,321	—
2015	—	106,670	213,329	—
2016	136,667	273,333	—	—
2017	240,011	—	—	120,007
Restricted stock units	90,592	—	—	181,184

Total	$3,470,284	$2,524,042	$2,362,453	$1,324,428
Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

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
December 31, 2017

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

The underlying valuation assumptions and results for the Class B OP Unit awards were:

Grant dates	1/3/2017	1/4/2016
Stock price	$14.79	$12.88
Dividend yield	5.95%	5.98%
Expected volatility	26.40%	26.10%
Risk-free interest rate	2.91%	2.81%

Number of Units granted:
One year vesting period	198,184	176,835
Three year vesting period	88,208	89,096
	286,392	265,931

Calculated fair value per Unit	$11.92	$10.03

Total fair value of Units	$3,413,793	$2,667,288

Target market threshold increase	$4,598,624	$3,549,000

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
December 31, 2017

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

Because RSUs are valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions and Monte Carlo result of $11.92 per RSU were utilized to calculate the total fair value of the RSUs of $320,648. Grants of RSUs, net of forfeitures, are amortized as compensation expense over the three one-year periods ending on each of January 2, 2018, 2019 and 2020. As of December 31, 2017, a total of 4,100 RSUs had been forfeited.

9. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

The Company partially financed the real estate properties acquired during the year ended December 31, 2017 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount	Fixed/Variable rate	Rate / spread over 1 month LIBOR	Maturity date	Interest only through date
SoL	2/28/2017	$37,485,000	Variable	200 BPS	3/1/2022	3/1/2022
Citrus Village	3/3/2017	30,250,000	Fixed	3.65%	6/10/2023	6/9/2017
Retreat at Greystone	3/24/2017	35,210,000	Fixed	4.31%	3/1/2022	3/1/2022
Founders Village	3/31/2017	31,605,000	Fixed	4.31%	4/1/2027	N/A
Claiborne Crossing	4/26/2017	28,179,500	Fixed	2.89%	6/1/2054	N/A
Castleberry-Southard	4/21/2017	11,500,000	Fixed	3.99%	5/1/2027	N/A
Rockbridge Village	6/6/2017	14,250,000	Fixed	3.73%	7/5/2027	N/A
Luxe at Lakewood Ranch	7/26/2017	39,287,500	Fixed	3.93%	8/1/2027	N/A
Irmo Station	7/26/2017	10,650,000	Fixed	3.94%	8/1/2030	N/A
Maynard Crossing	8/25/2017	18,500,000	Fixed	3.74%	9/1/2032	N/A
Woodmont Village	9/8/2017	8,775,000	Fixed	4.13%	10/1/2027	N/A
West Town Market	9/22/2017	9,000,000	Fixed	3.65%	10/1/2025	N/A
Adara Overland Park	9/27/2017	31,850,000	Fixed	3.90%	4/1/2028	N/A
Aldridge at Town Village	9/29/2017	38,010,000	Fixed	4.19%	3/1/2022	(1)
The Reserve at Summit Crossing	9/29/2017	20,075,000	Fixed	3.87%	10/1/2024	N/A
Overlook at Crosstown Walk	11/21/2017	22,231,000	Fixed	3.95%	12/1/2024	N/A
Colony at Centerpointe	12/20/2017	33,346,281	Fixed	3.68%	10/1/2026	N/A
Crossroads Market	12/5/2017	19,000,000	Fixed	3.95%	1/1/2030	N/A
Stadium Village	10/27/2017	46,929,833	Fixed	3.80%	11/1/2024	N/A
Ursa	12/18/2017	28,260,000	Variable	205 BPS	1/5/2020	1/5/2020
Ursa secondary	12/18/2017	3,140,000	Variable	1155 BPS	1/5/2020	1/5/2020
Westridge at La Cantera	11/13/2017	54,440,000	Fixed	4.10%	12/10/2028	N/A

		$571,974,114

(1) The property was temporarily financed at acquisition through a credit facility sponsored by the Federal Home Loan Mortgage Corporation with terms as shown; the Company subsequently obtained permanent mortgage financing.

Repayments and Refinancings

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

In conjunction with the sale of the Enclave at Vista Ridge multifamily community, the Company recorded a defeasance fee of approximately $2.06 million, the effect of which is recorded as an offset against the gain on sale of real estate line of the Consolidated Statements of Operations for the year ended December 31, 2017. In doing so, the Company extinguished the existing mortgage debt with a principal amount due of $24.86 million.

On June 22, 2017, the Company refinanced the existing $16.3 million mortgage on its Stone Creek multifamily community which bore interest at a fixed 3.75% rate per annum into a mortgage of $20.6 million, which bears interest at a fixed rate of 3.22% per annum. In doing so, the Company recorded a prepayment penalty of approximately $817,000, which is included in the loss on extinguishment of debt figure on the Consolidated Statements of Operations.

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
The following table summarizes our mortgage notes payable at December 31, 2017:

Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life
Multifamily communities	$884,591,436	3.73%	7.54
New Market Properties	347,868,261	3.82%	7.53
Preferred Office Properties	207,875,179	4.21%	18.46
Student housing properties	79,696,696	3.89%	5.95

Total fixed rate mortgage debt	$1,520,031,572	3.83%	8.95

Variable rate mortgage debt:
Multifamily communities	$160,719,665	3.65%	3.54
New Market Properties	62,412,537	3.98%	3.59
Preferred Office Properties	—	—	0
Student housing properties	68,885,000	4.02%	3.19

Total variable rate mortgage debt	$292,017,202	3.81%	3.47

Total mortgage debt:
Multifamily communities	$1,045,311,101	3.72%	6.93
New Market Properties	410,280,798	3.85%	6.93
Preferred Office Properties	207,875,179	4.21%	18.46
Student housing properties	148,581,696	3.95%	4.67

Total principal amount	1,812,048,774	3.82%	8.07
Deferred loan costs	30,248,587
Mark-to-market debt adjustment	5,148,016
Mortgage notes payable, net	$1,776,652,171
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
December 31, 2017

extended for an additional five years, maturing on September 1, 2027. The interest rate from September 1, 2022 to September 1, 2027 will be the greater of (i) the Initial Interest Rate of 3.93% plus 200 basis points or (ii) the yield on the seven year U.S. treasury security rate plus approximately 400 basis points.

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of $11,050,000. As of December 31, 2017, the Company has an outstanding principal balance of $9.7 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 3.86% as of December 31, 2017.

The mortgage note secured by our Champions Village property has a maximum commitment of $34.16 million. As of December 31, 2017, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment will be drawn as the Company achieves leasing activity. Additional advances are available through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 4.37% as of December 31, 2017.

As of December 31, 2017, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.95 years.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was increased to $150,000,000 pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. The weighted average interest rate for the Revolving Line of Credit was 4.52% for the year ended December 31, 2017. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Line of Credit of 0.35% per annum.

On January 5, 2016, we entered into a $35.0 million term loan with KeyBank under the Credit Facility, or the 2016 Term Loan, to partially finance the acquisition of the Baldwin Park multifamily community. The Term Loan accrued interest at a rate of LIBOR plus 3.75% per annum. On August 5, 2016, the Company repaid the 2016 Term Loan in full.

On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrues interest at a rate of LIBOR plus 2.5% per annum and the maturity date was extended to May 21, 2018 during the fourth quarter 2018.
The weighted average interest rate for the Interim Term Loan was 3.82% for the year ended December 31, 2017.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

As of December 31, 2017, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1,189,948,857	(2)	$1,280,765,693
Debt yield	Minimum 8.0%		9.36%
Payout ratio	Maximum 95.0%	(3)	90.6%
Total leverage ratio	Maximum 65.0%		59.4%
Debt service coverage ratio	Minimum 1.50x		2.03x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.2 billion as of December 31, 2017.
(3)Calculated on a trailing four-quarter basis. For the year ended December 31, 2017, the maximum dividends and distributions allowed under this covenant was approximately $100.4 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At December 31, 2017, unamortized loan fees and closing costs for the Credit Facility were approximately $1.1 million, which will be amortized over a remaining loan life of approximately 1.6 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At December 31, 2017, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $320,000, which will be amortized over a remaining loan life of approximately 4.2 years. As of December 31, 2017, the Acquisition Facility was used to finance the SoL student housing property, for a total outstanding balance of approximately $37.5 million.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Year Ended December 31,
	2017	2016	2015

Multifamily communities	$38,486,955	$29,030,213	$14,994,053
New Market Properties	14,895,107	8,870,094	3,479,879
Preferred Office Properties	7,005,819	474,402	—
Interest paid to real estate loan participants	2,295,371	2,008,741	1,496,566

Total	62,683,252	40,383,450	19,970,498

Credit Facility and Acquisition Facility	4,784,790	3,900,694	1,345,233
Interest Expense	$67,468,042	$44,284,144	$21,315,731

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of December 31, 2017 were:

Period	Future principal payments
2018	$83,020,908	(1)
2019	243,585,766
2020	101,868,565
2021	127,462,545
2022	239,683,956
Thereafter	1,069,227,034

Total	$1,864,848,774

(1) Includes the principal amount due on the Company's Revolving Line of Credit of $41.8 million and Term Note of $11.0 million.

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of December 31, 2017, December 31, 2016 and December 31, 2015.

The income tax characterization of the Company's dividend distributions were as follows:

	2017	2016	2015
Preferred Stock:
Ordinary income	64.0%	88.1%	100.0%
Return of capital	27.5%	10.5%	—%
Capital gains	8.5%	1.4%	—%

Common Stock:
Ordinary income	—%	—%	33.0%
Return of Capital	100.0%	100.0%	67.0%
11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's new eleven-year office lease, which began on October 9, 2014. As of December 31, 2017, the amount guarantied by the Company was $6.3 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of December 31, 2017, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A cumulative total of approximately $5.8 million of asset management and general and administrative fees related to acquired properties as of December 31, 2017 have been forfeited by the Manager.  The forfeited fees are converted at the time of forfeiture into contingent fees, which are earned by the Manger only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of December 31, 2017, a total of $5.0 million remains contingent and could possibly be earned by the Manager in the future.

As of December 31, 2017, the Company had unfunded tenant leasing commissions and tenant allowances which totaled approximately $155,000, excluding any tenant allowances previously funded within restricted escrow accounts. Also, the Company had approximately $6.6 million to be funded for a parking deck construction project.

At December 31, 2017, the Company had unfunded balances on its real estate loan portfolio of approximately $67.1 million.

12. Operating Leases

The Company’s grocery-anchored shopping centers and office properties are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining non-cancelable terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of December 31, 2017, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised (excludes rental income due from tenants of multifamily communities, which are of lease terms of twelve months or less):

For the year ending December 31:	Future Minimum Rents
	New Market Properties	Office Buildings	Total

2018	$47,177,000	$27,884,000	$75,061,000
2019	40,958,000	29,233,000	70,191,000
2020	35,173,000	29,648,000	64,821,000
2021	28,500,000	25,475,000	53,975,000
2022	22,744,000	25,143,000	47,887,000
Thereafter	74,207,000	158,209,000	232,416,000
Total	$248,759,000	$295,592,000	$544,351,000

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 52.8% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of December 31, 2017 the Company’s approximately 1.4 million square foot office portfolio was 98% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring.
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
December 31, 2017

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

Preferred Office Properties - consists of the Company's portfolio of office properties.

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

	December 31, 2017	December 31, 2016

Assets:
Multifamily communities	$1,637,385,337	$1,166,766,664
Financing	439,823,787	379,070,918
New Market Properties	742,492,359	579,738,707
Preferred Office Properties	413,665,553	285,229,700
Other	19,002,589	10,026,613
Consolidated assets	$3,252,369,625	$2,420,832,602

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015

Capitalized expenditures:
Multifamily communities	$11,771,233	$8,400,801	$3,579,457
New Market Properties	3,493,854	1,640,036	1,088,585
Total	$15,265,087	$10,040,837	$4,668,042

Second-generation capital expenditures for Preferred Office Properties exclude those expenditures made (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), (iii) for property re-developments and repositionings and (iv) for building improvements that are recoverable from future operating cost savings.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

	Year Ended December 31,
	2017	2016	2015
Revenues

Rental revenues:
Multifamily communities	$130,188,139	$108,869,371	$58,830,372
New Market Properties	43,167,546	26,312,961	10,297,908
Preferred Office Properties (1)	27,106,064	2,148,442	—
Total rental revenues	200,461,749	137,330,774	69,128,280

Other revenues:
Multifamily communities	13,724,570	11,684,302	6,401,713
New Market Properties	15,482,341	9,177,591	3,774,864
Preferred Office Properties	9,192,315	208,598	—
Total other revenues	38,399,226	21,070,491	10,176,577

Financing	55,143,640	41,717,650	30,000,655
Consolidated revenues	$294,004,615	$200,118,915	$109,305,512

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia office building. As of December 31, 2017, the Company has deferred a total of $28.8 million of such improvements. For the year ended December 31, 2017, the Company amortized approximately $855,000 of this balance into rental revenue. The remaining balance to be recognized is approximately $27.9 million which is included in the deferred revenues line on the consolidated balance sheets at December 31, 2017. This balance will be amortized over the individual lease term.

	Year Ended December 31,
	2017	2016	2015
Property operating and maintenance expense

Multifamily communities	$20,056,067	$16,081,041	$9,182,541
New Market Properties	5,759,448	3,547,255	1,696,331
Preferred Office Properties	4,087,577	353,344	—
Total	$29,903,092	$19,981,640	$10,878,872

	Year Ended December 31,
	2017	2016	2015
Salary and benefits reimbursement

Multifamily communities	$12,329,295	$10,329,583	$5,885,242
New Market Properties	—	—	—
Preferred Office Properties	942,308	69,128	—
Total	$13,271,603	$10,398,711	$5,885,242

	Year Ended December 31,
	2017	2016	2015
Property management fees

Multifamily communities	$5,769,458	$4,775,547	$2,608,364
New Market Properties	1,924,792	1,158,832	406,437
Preferred Office Properties	634,932	46,356	—
Total	$8,329,182	$5,980,735	$3,014,801

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

	Year Ended December 31,
	2017	2016	2015
Real estate taxes

Multifamily communities	$19,975,181	$17,672,940	$8,602,927
New Market Properties	7,733,668	3,725,024	1,331,485
Preferred Office Properties	3,572,307	196,405	—
Total	$31,281,156	$21,594,369	$9,934,412

	Year Ended December 31,
	2017	2016	2015
Segment net operating income (Segment NOI)

Multifamily communities	$79,538,024	$66,519,317	$36,339,603
Financing	55,143,639	41,717,650	30,000,654
New Market Properties	42,040,944	26,298,374	10,180,531
Preferred Office Properties	25,986,608	1,675,886	—

Consolidated segment net operating income	202,709,215	136,211,227	76,520,788

Interest and loss on early debt extinguishment:
Multifamily communities	38,486,954	29,030,213	14,994,054
New Market Properties	14,895,107	8,870,094	3,479,879
Preferred Office Properties	7,005,819	474,402	—
Financing	7,080,161	5,909,435	2,841,799
Depreciation and amortization:
Multifamily communities	73,217,598	57,664,568	30,970,345
New Market Properties	30,087,597	19,245,688	7,125,989
Preferred Office Properties	13,471,614	1,229,542	—
Professional fees	2,567,507	3,134,433	1,880,232
Management fees, net of forfeitures	18,496,776	12,051,891	5,235,748
Acquisition costs:
Multifamily communities	(20,559)	4,723,480	7,496,798
New Market Properties	25,402	2,103,112	1,656,965
Preferred Office Properties	9,159	1,720,951	—
Equity compensation to directors and executives	3,470,284	2,524,042	2,362,453
Gain on sale of real estate	(37,635,014)	(4,271,506)	—
Loss on extinguishment of debt	888,428	—	—
Other	1,995,781	1,644,296	902,515

Net income (loss)	$28,666,601	$(9,843,414)	$(2,425,989)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) before gain on sale of real estate	$(8,968,413)	$(14,114,920)	$(2,425,989)
Gain on sale of real estate, net of disposition expenses	37,635,014	4,271,506	—
Net income (loss)	28,666,601	(9,843,414)	(2,425,989)
Consolidated net (income) loss attributable to non-controlling	(985,605)	310,291	25,321
interests (A)
Net income (loss) attributable to the Company	27,680,996	(9,533,123)	(2,400,668)
Dividends declared to preferred stockholders (B)	(63,651,265)	(41,080,645)	(18,751,934)
Earnings attributable to unvested restricted stock (C)	(14,794)	(15,843)	(19,256)
Net income (loss) attributable to common stockholders	$(35,985,063)	$(50,629,611)	$(21,171,858)

Denominator:
Weighted average number of shares of Common Stock - basic	31,926,472	23,969,494	22,182,971
Effect of dilutive securities: (D)	—	—	—

Weighted average number of shares of Common Stock,
basic and diluted	31,926,472	23,969,494	22,182,971

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(1.13)	$(2.11)	$(0.95)

(A) The Company's outstanding Class A Units of the Operating Partnership (884,735, 886,168 and 276,560 Units at December 31, 2017, 2016 and 2015, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,222,013, 914,422 and 482,964 outstanding shares of Series A Preferred Stock at December 31, 2017, 2016 and 2015, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.5% in year eight and thereafter. The Company had 15,275 mshares outstanding at December 31, 2017.

(C) The Company's outstanding unvested restricted share awards (12,204, 15,498 and 15,067 shares of Common Stock at December 31, 2017, 2016 and 2015, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss from continuing operations for the years ended December 31, 2017, 2016 and 2015, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 16,253,180 shares of Common Stock; (ii) 345,789 Class B Units; (iii) 12,204 shares of unvested restricted common stock; and (iv) 22,800 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information was as follows:

	Three months ended:
	3/31/2017	6/30/2017	9/30/2017	12/31/2017

Revenues	$66,561,335	$70,890,913	$74,900,199	$81,652,168
Operating income	$14,346,123	$13,675,576	$16,721,197	$14,641,166
Net income (loss)	$30,061,480	$3,304,202	$42,779	$(4,741,860)
Net income (loss) attributable to common stockholders	$14,674,662	$(12,033,495)	$(16,383,638)	$(22,242,592)

Net income (loss) per share of Common Stock
available to Common Stockholders:
Basic	$0.54	$(0.40)	$(0.49)	$(0.60)
Diluted	$0.54	$(0.40)	$(0.49)	$(0.60)
Weighted average shares outstanding:
Basic	26,936,266	29,893,736	33,539,920	37,205,390
Diluted	26,936,266	29,893,736	33,539,920	37,205,390

	Three months ended:
	3/31/2016	6/30/2016	9/30/2016	12/31/2016

Revenues	$41,735,781	$45,853,944	$53,537,337	$58,991,853
Operating income	$5,505,340	$5,505,474	$9,545,554	$9,612,856
Net (loss) income	$(3,389,490)	$217,479	$(2,688,620)	$(3,982,783)
Net (loss) attributable to common stockholders	$(11,184,115)	$(9,239,588)	$(13,624,001)	$(16,589,868)

Net (loss) per share of Common Stock
available to Common Stockholders:
Basic	$(0.49)	$(0.40)	$(0.56)	$(0.66)
Diluted	$(0.49)	$(0.40)	$(0.56)	$(0.66)
Weighted average shares outstanding:
Basic	22,983,741	23,325,663	24,340,791	25,210,069
Diluted	22,983,741	23,325,663	24,340,791	25,210,069

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

16. Pro Forma Financial Information (unaudited)

The Company’s condensed pro forma financial results assume the following acquisitions were hypothetically completed on January 1, 2015:

Baldwin Park	City Vista
Crosstown Walk	Sorrel
Overton Rise	Lakeland Plaza
525 Avalon Park	Sunbelt Seven Portfolio
North by Northwest	Champions Village
Wade Green Village	Brookwood Office
Southeastern Six Portfolio	Galleria 75
The Market at Victory Village	Three Ravinia

The Company’s condensed pro forma financial results were:

	Year Ended December 31,
	2017	2016	2015
Pro forma:
Revenues	$294,261,296	$254,479,757	$228,020,379

Net income (loss)	$34,431,057	$(5,269,514)	$(49,338,846)

Net income (loss) attributable to the Company	$33,285,488	$(5,136,281)	$(47,765,401)

Net income (loss) attributable to common stockholders	$(30,380,571)	$(46,285,092)	$(66,536,591)

Net income (loss) per share of Common Stock
attributable to common stockholders,
Basic and diluted	$(0.95)	$(1.93)	$(3.00)

Weighted average number of shares of Common Stock
outstanding, basic and diluted	31,926,472	23,969,494	22,182,971

Material nonrecurring pro forma adjustments which were directly attributable to these business combinations included the pro forma removal of all acquisition costs incurred from the actual historical periods of recognition of approximately $0.0 million, $(8.3) million and $(8.1) million for the years ended December 31, 2017, 2016 and 2015. Effective January 1, 2017, we adopted Accounting Standard Update 2017-01, which requires acquisition costs for asset acquisitions to be capitalized and and amortized rather than expensed as incurred. These pro forma results are not necessarily indicative of what historical performance would have been had these business combinations been effective as of the hypothetical acquisition dates listed above, nor should they be interpreted as expectations of future results.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2017

	As of December 31, 2017
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$386,795,943	$432,981,665	$—	$—	$432,981,665
Notes receivable and line of credit receivable	40,056,765	40,056,765	—	—	40,056,765
	$426,852,708	$473,038,430	$—	$—	$473,038,430
Financial Liabilities:
Mortgage notes payable	$1,806,900,756	$1,806,023,696	$—	$—	$1,806,023,696
Revolving credit facility	41,800,000	41,800,000	—	—	41,800,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	13,985,978	14,308,086	—	—	14,308,086

	$1,873,686,734	$1,873,131,782	$—	$—	$1,873,131,782

	As of December 31, 2016
	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loan investments (1)	$332,761,068	$374,856,749	$—	$—	$374,856,749
Notes receivable and line of credit receivable	37,615,675	37,615,675	—	—	37,615,675
	$370,376,743	$412,472,424	$—	$—	$412,472,424
Financial Liabilities:
Mortgage notes payable	$1,327,878,112	1,314,966,652	$—	$—	$1,314,966,652
Revolving credit facility	127,500,000	127,500,000	—	—	127,500,000
Term loan	11,000,000	11,000,000	—	—	11,000,000
Loan participation obligations	20,761,819	21,500,448	—	—	21,500,448
	$1,487,139,931	$1,474,967,100	$—	$—	$1,474,967,100

(1) The carrying value of real estate loans includes the Company's balance of the Palisades, Green Park, and Encore real estate loan investments, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due to the participants under these arrangements. Accrued interest included in the carrying values of the Company's loan participation obligations was approximately $1.5 million and $1.4 million at December 31, 2017 and December 31, 2016, respectively.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at December 31, 2017, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

18. Subsequent Events

Between January 1, 2018 and February 15, 2018, the Company issued 53,625 Units and collected net proceeds of approximately $48.3 million after commissions and fees under its $1.5 Billion Unit Offering and issued 4,298 shares of Series M Preferred Stock and collected net proceeds of approximately $4.2 million after commissions and fees under the Shares offering.

On January 2, 2018, the Company had exceeded the benchmark market capitalization goal set as the vesting hurdle for its Class B Unit grants made to certain members of senior management for service provided during 2017. Not all of the 286,392 Class B Units granted on January 3, 2017 became earned and 227,576 automatically vested and converted to Class A Units. Of the remaining earned Class B Units, 29,401 will vest and automatically convert to Class A Units on January 2, 2019 and the final 29,415 earned Class B Units will vest and automatically convert to Class A Units on January 4, 2020, assuming each grantee fulfills the requisite service requirement.

On January 2, 2018, the Company awarded 256,087 Class B Units to its executive officers and other key personnel for service to be provided during 2017, 2018 and 2019. The total compensation cost was calculated to be $4,266,409. The 2018 award carries vesting terms and features substantially similar to the Class B Units awarded for previous years, except the fair value of 200,021 of the Class B Units will be recognized over the one year period ending on the vesting date of January 2, 2019, the fair value of 28,033 of the Class B Units will be recognized over the one year period ending on the vesting date of January 2, 2020 and the remaining compensation cost pertaining to 28,033 Class B Units will be recognized over the one year period ending on the vesting date of January 2, 2021.

On January 9, 2018, we acquired a 265-unit multifamily community located in Jacksonville, Florida. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Annual Report on Form 10-K.

On January 16, 2018, we closed on a real estate loan investment of up to $3.5 million in support of a mixed-use project in North Augusta, South Carolina.

On January 29, 2018, we acquired an adaptive reuse office property comprising 186,779 square feet of gross leasable area in four buildings located in Atlanta, Georgia. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Annual Report on Form 10-K.

On February 1, 2018, the Company declared a quarterly dividend on its Common Stock of $0.25 per share, payable on April 16, 2018 to stockholders of record on March 15, 2018.

On February 13, 2018, we closed on a real estate loan investment of up to $137.5 million in support of a 551-unit multifamily community in San Jose, California.

On February 28, 2018, we acquired a 310-unit multifamily community located in Atlanta, Georgia. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2017

Apartments:				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Con-struction	Date Acquired	Deprec-iable Lives - Years

Stone Rise	Philadelphia, PA	Apartments	$23,939,461	$6,950,000	$21,456,450	$637,396	$6,950,000	$22,093,846	$29,043,846	$(6,278,608)	2008	4/15/2011	5 - 40
Summit Crossing	Atlanta, GA	Apartments	39,018,600	3,450,000	27,704,648	1,016,366	3,450,000	28,721,014	32,171,014	(8,431,243)	2007	4/21/2011	5 - 40
Summit Crossing II	Atlanta, GA	Apartments	13,357,000	3,220,000	15,852,100	223,143	3,220,000	16,075,243	19,295,243	(3,296,322)	2013	12/31/2013	5 - 40
McNeil Ranch	Austin, TX	Apartments	13,646,000	2,100,000	17,556,219	748,817	2,100,000	18,305,036	20,405,036	(4,670,098)	1999	1/23/2013	5 - 30
Lake Cameron	Raleigh, NC	Apartments	19,773,000	4,000,000	24,443,573	990,230	4,000,000	25,433,803	29,433,803	(7,339,137)	1997	1/23/2013	5 - 30
Stoneridge Farms	Nashville, TN	Apartments	26,136,226	3,026,393	38,478,205	1,239,976	3,026,393	39,718,181	42,744,574	(5,491,539)	2002	9/26/2014	5 - 35
Vineyards	Houston, TX	Apartments	34,672,349	5,455,594	46,201,367	804,660	5,455,594	47,006,027	52,461,621	(6,069,455)	2003	9/26/2014	5 - 35
Avenues at Cypress	Houston, TX	Apartments	21,675,160	3,241,595	30,092,664	307,582	3,241,595	30,400,246	33,641,841	(4,600,702)	2014	2/13/2015	5 - 40
Avenues at Northpointe	Houston, TX	Apartments	27,466,988	3,920,631	37,203,283	422,522	3,920,631	37,625,805	41,546,436	(5,497,881)	2013	2/13/2015	5 - 40
Lakewood Ranch	Sarasota, FL	Apartments	29,347,966	3,791,050	42,950,081	308,408	3,791,050	43,258,489	47,049,539	(4,976,438)	2015	5/21/2015	5 - 40
Aster at Lely Resort	Naples, FL	Apartments	32,470,974	7,675,409	43,794,285	349,188	7,675,409	44,143,473	51,818,882	(5,206,727)	2015	6/24/2015	5 - 40
CityPark View	Charlotte, NC	Apartments	21,037,805	3,558,793	28,359,912	154,088	3,558,793	28,514,000	32,072,793	(3,770,449)	2014	6/30/2015	5 - 40
Avenues at Creekside	San Antonio, TX	Apartments	40,523,358	5,983,724	48,989,119	734,421	5,983,724	49,723,540	55,707,264	(5,739,549)	2013	7/31/2015	5 - 40
Citi Lakes	Orlando, FL	Apartments	42,396,307	5,558,033	56,827,859	539,307	5,558,033	57,367,166	62,925,199	(5,900,961)	2014	9/3/2015	5 - 40
Stone Creek (2)	Houston, TX	Apartments	20,466,519	2,210,630	22,915,674	(6,127,149)	2,210,630	16,788,525	18,999,155	(1,768,492)	2009	11/12/2015	5 - 40
Regent at Lenox	Nashville, TN	Apartments	—	301,455	3,492,892	25,877	301,455	3,518,769	3,820,224	(337,314)	2009	12/21/2015	5 - 40
Retreat at Lenox	Nashville, TN	Apartments	17,802,373	2,964,533	24,210,605	159,629	2,964,532	24,370,235	27,334,767	(2,248,793)	2015	12/21/2015	5 - 40
Lenox Village	Nashville, TN	Apartments	30,009,461	4,611,835	39,911,439	840,025	4,611,835	40,751,464	45,363,299	(3,961,932)	2009	12/21/2015	5 - 40
Baldwin Park	Orlando, FL	Apartments	77,800,000	17,402,882	90,464,346	3,966,356	17,402,882	94,430,702	111,833,584	(7,171,205)	2008	1/5/2016	5 - 37
Crosstown Walk	Tampa, FL	Apartments	31,485,601	5,178,375	39,332,414	191,368	5,178,375	39,523,782	44,702,157	(3,665,403)	2014	1/15/2016	5 - 49
Overton Rise	Atlanta, GA	Apartments	39,981,145	8,511,370	50,996,139	175,182	8,511,370	51,171,321	59,682,691	(3,597,171)	2015	2/1/2016	5 - 49
525 Avalon Park	Orlando, FL	Apartments	66,912,118	7,410,048	82,348,892	2,287,649	7,410,048	84,636,541	92,046,589	(6,493,553)	2008	5/31/2016	5 - 45
City Vista	Pittsburgh, PA	Apartments	35,073,438	4,081,682	41,486,235	164,654.8	4,081,683	41,650,889	45,732,572	(2,975,230)	2014	7/1/2016	5 - 49
Sorrel	Jacksonville, FL	Apartments	32,800,838	4,412,164	42,217,297	529,984.6	4,412,164	42,747,282	47,159,446	(2,829,636)	2015	8/24/2016	5 - 48
Retreat at Greystone	Birmingham, AL	Apartments	35,210,000	4,077,262	44,461,579	381,820.1	4,077,262	44,843,399	48,920,661	(2,134,261)	2015	3/24/2017	5 - 49

				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Con-struction	Date Acquired	Deprec-iable Lives - Years
Broadstone at Citrus Village	Tampa, FL	Apartments	29,969,646	4,809,113	40,480,628	386,892	4,809,113	40,867,520	45,676,633	(1,654,628)	2011	3/3/2017	5 - 44
Founders Village	Williamsburg, VA	Apartments	31,271,292	5,314,862	38,761,108	362,588	5,314,863	39,123,695	44,438,558	(1,468,561)	2014	3/31/2017	5 - 47
Claiborne Crossing	Louisville, KY	Apartments	26,800,760	2,147,217	37,578,903	481,616	2,147,217	38,060,519	40,207,736	(2,492,466)	2014	4/26/2017	5 - 47
Luxe at Lakewood Ranch	Sarasota, FL	Apartments	39,065,729	4,851,844	51,032,728	54,609	4,851,844	51,087,337	55,939,181	(1,103,177)	2016	7/26/2017	5 - 48
Adara Overland Park	Kansas City, KS	Apartments	31,759,882	2,854,466	42,029,547	53,449	2,854,466	42,082,996	44,937,462	(874,771)	2016	9/27/2017	5 - 49
Aldridge at Town Village	Atlanta, GA	Apartments	37,847,218	7,122,413	45,418,287	11,696	7,122,413	45,429,983	52,552,396	(872,017)	2016	9/29/2017	5 - 49
The Reserve at Summit Crossing	Atlanta, GA	Apartments	20,016,609	4,374,721	25,939,129	14,587	4,374,721	25,953,716	30,328,437	(431,079)	2016	9/29/2017	5 - 48
Overlook at Crosstown Walk	Tampa, FL	Apartments	22,231,000	3,309,032	28,014,001	262	3,309,032	28,014,263	31,323,295	(194,404)	2016	11/21/2017	5 - 48
Colony at Centerpointe	Richmond, VA	Apartments	33,346,281	7,258,947	38,223,320	(173,871)	7,258,947	38,049,449	45,308,396	(92,266)	2016	12/20/2017	5 - 48

			1,045,311,104	165,136,073	1,309,224,928	12,263,329	165,136,074	1,321,488,256	1,486,624,330	(123,635,468)
Grocery-anchored shopping centers:
Woodstock Crossing	Atlanta, GA	Neighborhood Retail Center	$2,989,460	$1,750,576	$3,800,101	$538,264	$1,750,576	$4,338,365	$6,088,941	$(738,314)	1994	2/12/2014	5 - 30
Parkway Town Centre	Nashville, TN	Neighborhood Retail Center	6,887,303	3,053,816	6,694,333	537,621	3,053,816	7,231,954	10,285,770	(897,388)	2005	9/5/2014	5 - 40
Spring Hill Plaza	Nashville, TN	Neighborhood Retail Center	9,470,041	4,375,940	8,104,053	54,473	4,375,940	8,158,526	12,534,466	(1,145,699)	2005	9/5/2014	5 - 40
Barclay Crossing	Tampa, FL	Neighborhood Retail Center	6,375,945	2,855,845	7,571,732	239,784	2,855,845	7,811,516	10,667,361	(987,703)	1998	9/30/2014	5 - 30
Deltona Landings	Orlando, FL	Neighborhood Retail Center	6,777,948	2,255,891	8,344,124	(32,668)	2,255,891	8,311,456	10,567,347	(1,078,625)	1999	9/30/2014	5 - 30
Kingwood Glen	Houston, TX	Neighborhood Retail Center	11,340,208	5,021,327	12,929,578	444,698	5,021,327	13,374,276	18,395,603	(1,728,575)	1998	9/30/2014	5 - 30
Parkway Centre	Columbus, GA	Neighborhood Retail Center	4,440,724	2,070,712	4,515,541	33,427	2,070,712	4,548,968	6,619,680	(636,931)	1999	9/30/2014	5 - 30
Powder Springs	Atlanta, GA	Neighborhood Retail Center	7,151,903	1,832,455	8,245,595	23,216	1,832,455	8,268,811	10,101,266	(1,109,600)	1999	9/30/2014	5 - 30
Sweetgrass Corner	Charleston, SC	Neighborhood Retail Center	7,730,666	3,075,699	12,670,136	99,813	3,075,699	12,769,949	15,845,648	(1,585,868)	1999	9/30/2014	5 - 30

				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Con-struction	Date Acquired	Deprec-iable Lives - Years
Salem Cove	Nashville, TN	Neighborhood Retail Center	9,423,125	2,427,095	10,272,370	64,840	2,427,095	10,337,210	12,764,305	(1,100,433)	2010	10/6/2014	5 - 40
Independence Square	Dallas, TX	Neighborhood Retail Center	11,967,246	4,114,574	13,690,410	1,144,098	4,114,574	14,834,508	18,949,082	(1,645,146)	1977	7/1/2015	5 - 30
Royal Lakes Marketplace	Atlanta, GA	Neighborhood Retail Center	9,690,137	4,874,078	10,438,594	155,860	4,924,078	10,544,454	15,468,532	(1,067,398)	2008	9/4/2015	5 - 30
Summit Point	Atlanta, GA	Neighborhood Retail Center	12,208,422	7,063,874	11,429,954	143,703	7,063,874	11,573,657	18,637,531	(1,170,693)	2004	10/30/2015	5 - 30
The Overlook at Hamilton Place	Chattanooga, TN	Neighborhood Retail Center	20,300,862	6,786,593	25,244,208	406,207	6,786,593	25,650,415	32,437,008	(2,233,115)	1992	12/22/2015	5 - 30
Wade Green Village	Atlanta, GA	Neighborhood Retail Center	7,968,657	1,840,284	8,410,397	326,406	1,840,284	8,736,803	10,577,087	(793,628)	1993	2/29/2016	5 - 35
Anderson Central	Greenville Spartanburg, SC	Neighborhood Retail Center	—	5,059,370	13,278,266	17,060	5,059,370	13,295,326	18,354,696	(1,279,244)	1999	4/29/2016	5 - 30
East Gate Shopping Center	Augusta, GA	Neighborhood Retail Center	5,578,194	1,653,219	7,390,858	25,890	1,653,219	7,416,748	9,069,967	(543,982)	1995	4/29/2016	5 - 30
Fairview Market	Greenville Spartanburg, SC	Neighborhood Retail Center	—	1,352,712	5,178,954	49,788	1,352,712	5,228,742	6,581,454	(421,253)	1998	4/29/2016	5 - 30
Fury's Ferry	Augusta, GA	Neighborhood Retail Center	6,443,776	2,083,772	8,106,864	138,511	2,083,772	8,245,375	10,329,147	(546,050)	1996	4/29/2016	5 - 35
Rosewood Shopping Center	Columbia, SC	Neighborhood Retail Center	4,327,909	1,671,035	5,347,314	96,260	1,671,035	5,443,574	7,114,609	(311,635)	2002	4/29/2016	5 - 40
Southgate Village	Birmingham, AL	Neighborhood Retail Center	7,694,061	2,261,539	10,290,005	36,088	2,261,539	10,326,092	12,587,631	(678,111)	1988	4/29/2016	5 - 35
The Market at Victory Village	Nashville, TN	Neighborhood Retail Center	9,213,785	2,271,224	12,275,195	74,211	2,271,224	12,349,406	14,620,630	(746,666)	2007	5/16/2016	5 - 40
Lakeland Plaza	Atlanta, GA	Neighborhood Retail Center	29,022,665	7,079,408	33,087,301	33,171	7,079,408	33,120,472	40,199,880	(2,019,327)	1990	7/15/2016	5 - 35
Cherokee Plaza	Atlanta, GA	Neighborhood Retail Center	25,322,400	8,392,128	32,249,367	26,504	8,392,128	32,275,871	40,667,999	(1,377,701)	1958	8/8/2016	5 - 35
Heritage Station	Raleigh, NC	Neighborhood Retail Center	9,097,224	1,683,830	9,882,860	92,802	1,683,830	9,975,662	11,659,492	(481,587)	2004	8/8/2016	5 - 40
Oak Park Village	San Antonio, TX	Neighborhood Retail Center	9,387,561	5,744,764	10,779,268	117,158	5,744,764	10,896,426	16,641,190	(581,361)	1970	8/8/2016	5 - 40
Sandy Plains Exchange	Atlanta, GA	Neighborhood Retail Center	9,194,003	4,787,902	9,309,429	3,135	4,787,902	9,312,564	14,100,466	(572,251)	1997	8/8/2016	5 - 32

				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Con-struction	Date Acquired	Deprec-iable Lives - Years
Shoppes of Parkland	Miami, FL	Neighborhood Retail Center	16,241,281	10,779,274	16,543,059	50,281	10,779,275	16,593,340	27,372,615	(1,165,993)	2000	8/8/2016	5 - 35
Thompson Bridge Commons	Atlanta, GA	Neighborhood Retail Center	12,290,931	1,478,326	16,047,116	—	1,478,326	16,047,116	17,525,442	(719,460)	2001	8/8/2016	5 - 40
University Palms	Orlando, FL	Neighborhood Retail Center	13,161,942	4,853,588	16,706,243	106,874	4,853,588	16,813,117	21,666,705	(852,133)	1993	8/8/2016	5 - 37
Champions Village	Houston, TX	Neighborhood Retail Center	27,400,000	12,812,546	33,399,405	893,121	12,812,546	34,292,526	47,105,072	(2,209,303)	1973	10/18/2016	5 - 40
Castleberry - Southard	Atlanta, GA	Neighborhood Retail Center	11,382,642	3,023,731	14,141,616	49,418	3,023,731	14,191,034	17,214,765	(366,153)	2006	4/21/2017	5 - 39
Rockbridge Village	Atlanta, GA	Neighborhood Retail Center	14,141,635	3,141,325	15,944,431	17,978	3,141,325	15,962,409	19,103,734	(268,549)	2005	6/6/2017	5 - 40
Irmo Station	Columbia, SC	Neighborhood Retail Center	10,566,008	3,602,466	11,859,391	15,750	3,602,466	11,875,141	15,477,607	(249,893)	1980	7/26/2017	5 - 33
Maynard Crossing	Raleigh, NC	Neighborhood Retail Center	18,387,585	6,303,787	22,565,692	17,500	6,303,787	22,583,192	28,886,979	(407,843)	1996	8/25/2017	5 - 30
Woodmont Village	Atlanta, GA	Neighborhood Retail Center	8,741,420	2,712,907	10,030,146	121,000	2,712,907	10,151,146	12,864,053	(136,760)	2002	9/8/2017	5 - 30
West Town Market	Charlotte, NC	Neighborhood Retail Center	8,963,126	1,936,572	12,298,380	—	1,936,572	12,298,380	14,234,952	(131,950)	2004	9/22/2017	5 - 37
Roswell Wieuca Shopping Center	Atlanta, GA	Neighborhood Retail Center	—	12,006,475	18,484,540	—	12,006,475	18,484,540	30,491,015	(72,139)	2007	11/30/2017	5 - 40
Crossroads Market	Naples, FL	Neighborhood Retail Center	19,000,000	7,044,197	22,626,754	—	7,044,197	22,626,754	29,670,951	(32,361)	1993	12/5/2017	5 - 40

			410,280,795	167,134,856	520,183,580	6,162,242	167,184,857	526,295,821	693,480,678	(34,090,821)

Office properties:
Brookwood Office	Birmingham, AL	Office building	$32,219,375	$1,744,828	$42,661,200	$189,008	$1,744,828	$42,850,208	$44,595,036	$(1,711,362)	2007	8/29/2016	5 - 50
Galleria 75	Atlanta, GA	Office building	5,715,804	15,156,267	1,511,667	210,943	15,156,267	1,722,610	16,878,877	(253,990)	1988	11/4/2016	5 - 25
Three Ravinia	Atlanta, GA	Office building	115,500,000	9,784,645	154,022,551	33,923,585	11,083,038	186,647,743	197,730,781	(7,169,853)	1991	12/30/2016	9 - 39
Westridge at La Cantera	San Antonio, TX	Office building	54,440,000	15,778,102	58,495,623	1,574	15,778,102	58,497,197	74,275,299	(309,068)	2016	11/13/2017	13 - 50

			207,875,179	42,463,842	256,691,041	34,325,110	43,762,235	289,717,758	333,479,993	(9,444,273)

				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Con-struction	Date Acquired	Deprec-iable Lives - Years
Student housing communities:
North by Northwest	Tallahassee, FL	Student housing	32,766,863	8,281,054	36,979,837	940,336	8,281,054	37,920,173	46,201,227	(2,773,690)	2012	6/1/2016	5 - 46
SoL	Tempe, AZ	Student housing	37,485,000	7,440,934	43,830,159	490,155	7,440,934	44,320,314	51,761,248	(2,097,233)	2010	2/28/2017	5 - 42
Stadium Village	Atlanta, GA	Student housing	46,929,833	7,929,540	60,793,140	5,779	7,929,540	60,798,919	68,728,459	(615,328)	2015	10/27/2017	5 - 48
Ursa	Waco, TX	Student housing	31,400,000	7,059,735	48,006,200	—	7,059,735	48,006,200	55,065,935	(98,685)	2016	12/18/2017	5 - 49

			148,581,696	30,711,263	189,609,336	1,436,270	30,711,263	191,045,606	221,756,869	(5,584,936)

			$1,812,048,774	$405,446,034	$2,275,708,885	$54,186,951	$406,794,429	$2,328,547,441	$2,735,341,870	$(172,755,498)

(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $2.3 billion at December 31, 2017.
(2) The costs capitalized subsequent to acquisition amount includes approximately $6.9 million of assets which were written off due to damages from Hurricane Harvey.

A summary of activity for real estate investment and accumulated depreciation is as follows:
					For the years ended December 31,
Real estate investments					2017	2016	2015
Balance at the beginning of the year					$1,965,486,998	$1,007,285,586	$496,475,543
Acquisitions					855,114,950	988,070,717	506,207,786
Improvements					40,097,051	7,972,176	4,125,290
Construction in progress					8,387,887	2,102,882	542,752
Write-off of assets no longer in service					(7,908,024)	(559,888)	(65,785)
Disposal of assets					$(125,836,992)	$(39,384,475)	$—
Balance at the end of the year					$2,735,341,870	$1,965,486,998	$1,007,285,586

Accumulated depreciation
Balance at the beginning of the year					$(103,814,895)	$(53,994,666)	$(26,388,066)
Depreciation (a)					(86,017,561)	(56,340,314)	(27,672,385)
Write-off of assets no longer in service					2,184,610	559,888	65,785
Disposal of assets					14,892,348	5,960,197	—
Balance at the end of the year					$(172,755,498)	$(103,814,895)	$(53,994,666)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Schedule IV
Preferred Apartment Communities, Inc.
Mortgage Loans on Real Estate
December 31, 2017

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Real Estate Construction Loan on Multifamily Community	Encore	Atlanta, GA	13.5%	4/8/2019	(4)	8.5 / 5.0	$—	$10,958,200	$10,958,200	$—

Real Estate Construction Loan on Multifamily Community	Encore Capital	Atlanta, GA	13.5%	4/8/2019	(4)	8.5 / 5.0	—	9,758,200	7,521,425	—

Real Estate Construction Loan on Multifamily Community	Palisades	Northern VA	13.0%	5/17/2018	(2)	8.0 / 5.0	—	17,270,000	17,111,298	—

Real Estate Construction Loan on Multifamily Community	Fusion	Irvine, CA	16.0%	5/31/2018	(8)	8.5 / 7.5	—	63,911,961	58,447,468	—

Real Estate Construction Loan on Multifamily Community	Green Park	Atlanta, GA	14.3%	2/28/2018	(6)	8.5 / 5.83	—	13,464,372	11,464,372	—

Real Estate Construction Loan on Multifamily Community	Bishop Street	Atlanta, GA	15.0%	2/18/2020	(7)	8.5 / 6.5	—	12,693,457	12,144,914	—

Real Estate Construction Loan on Multifamily Community	Hidden River	Tampa, FL	15.0%	12/3/2018	(7)	8.5 / 6.5	—	4,734,960	4,734,960	—

Real Estate Construction Loan on Multifamily Community	Hidden River Capital	Tampa, FL	15.0%	12/4/2018	(7)	8.5 / 6.5	—	5,380,000	5,041,161	—

Real Estate Construction Loan on Multifamily Community	CityPark II	Charlotte, NC	15.0%	1/7/2019	(7)	8.5 / 6.5	—	3,364,800	3,364,800	—

Real Estate Construction Loan on Multifamily Community	CityPark II Capital	Charlotte, NC	15.0%	1/8/2019	(7)	8.5 / 6.5	—	3,916,000	3,623,944	—

Real Estate Construction Loan on Multifamily Community	Park 35 on Clairmont	Birmingham, AL	10.5%	6/26/2018	(3)	8.5 / 2.0	—	21,060,160	21,060,160	—

Real Estate Construction Loan on Multifamily Community	Wiregrass	Tampa, FL	15.0%	5/15/2020	(7)	8.5 / 6.5	—	14,975,853	12,972,273	—

Real Estate Construction Loan on Multifamily Community	Wiregrass Capital	Tampa, FL	15.0%	5/15/2020	(7)	8.5 / 6.5	—	3,744,147	3,561,231	—

Land Acquisition Bridge Loan on Multifamily Community	Berryessa	San Jose, CA	10.5%	4/19/2018	(10)	10.5 / 0	—	31,509,000	30,571,375	—

Land Acquisition Bridge Loan on Multifamily Community	Brentwood	Nashville, TN	12.0%	6/1/2018	(11)	12.0 / 0	—	2,376,000	2,260,525	—

Real Estate Construction Loan on Multifamily Community	Fort Myers	Fort Myers, FL	14.0%	2/3/2021	(5)	8.5 / 5.5	—	9,416,000	3,521,014	—

Real Estate Construction Loan on Multifamily Community	Fort Myers Capital	Fort Myers, FL	14.0%	2/3/2021	(5)	8.5 / 5.5	—	6,193,000	4,994,108	—

Real Estate Construction Loan on Multifamily Community	360 Forsyth	Atlanta, GA	14.0%	7/11/2020	(5)	8.5 / 5.5	—	22,412,000	13,400,166	—

Real Estate Construction Loan on Multifamily Community	Morosgo	Atlanta, GA	14.0%	1/31/2021	(5)	8.5 / 5.5	—	11,749,000	4,950,824	—

Real Estate Construction Loan on Multifamily Community	Morosgo Capital	Atlanta, GA	14.0%	1/31/2021	(5)	8.5 / 5.5	—	6,176,000	4,761,050	—

Real Estate Construction Loan on Multifamily Community	University City Gateway	Charlotte, NC	13.5%	8/15/2021	(4)	8.5 / 5.0	—	10,336,000	849,726	—

Real Estate Construction Loan on Multifamily Community	University City Gateway Capital	Charlotte, NC	13.5%	8/18/2021	(4)	8.5 / 5.0	—	7,338,000	5,530,045	—

Mezzanine Construction Loan on Student Housing Community	Haven 12	Starkville, MS	15.0%	12/17/2018	(7)	8.5 / 6.5	—	6,116,384	5,815,849	—

Mezzanine Construction Loan on Student Housing Community	Haven46	Tampa, FL	13.5%	3/29/2019	(4)	8.5 / 5.0	—	9,819,662	9,819,662	—

Mezzanine Construction Loan on Student Housing Community	Haven Northgate	College Station, TX	9.00%	6/20/2019	(1)	7.25 / 1.5	—	67,680,000	65,724,317	—

Mezzanine Construction Loan on Student Housing Community	Lubbock II	Lubbock, TX	13.5%	4/20/2019	(4)	8.5 / 5.0	—	9,357,171	9,357,078	—

Mezzanine Construction Loan on Student Housing Community	Haven Charlotte	Charlotte, NC	15.0%	12/22/2019	(7)	8.5 / 6.5	—	19,581,593	17,039,277	—

Mezzanine Construction Loan on Student Housing Community	Haven Charlotte Member	Charlotte, NC	15.0%	12/22/2019	(7)	8.5 / 6.5	—	8,201,170	7,794,612	—

Mezzanine Construction Loan on Student Housing Community	Solis Kennesaw	Atlanta, GA	14.0%	9/26/2020	(5)	8.5 / 5.5	—	12,358,946	1,609,395	—

Mezzanine Construction Loan on Student Housing Community	Solis Kennesaw Capital	Atlanta, GA	14.0%	10/1/2020	(5)	8.5 / 5.5	—	8,360,000	7,143,866	—

Mezzanine Construction Loan on Grocery-Anchored Shopping Center	Dawson Marketplace	Atlanta, GA	13.5%	9/24/2020	(4)	8.5 / 5.0	—	12,857,005	12,857,005	—

Land Acquisition Bridge Loan	Crescent Avenue	Atlanta, GA	15.0%	4/13/2018	(9)	10.0 / 5.0	—	8,500,000	8,500,000	—

Total							—	455,569,041	388,506,100	—

Unamortized loan origination fees							—	—	(1,710,157)	—

Carrying amount							—	455,569,041	386,795,943	—

(1) Variable rate - Libor + 7.00%, interest only, 7.25% payable monthly and 1.5% accrued
(2) Fixed rate, interest only, 8.0% payable monthly and 5.0% accrued
(3) Fixed rate, interest only, 8.5% payable monthly and 2.0% accrued
(4) Fixed rate, interest only, 8.5% payable monthly and 5.0% accrued
(5) Fixed rate, interest only, 8.5% payable monthly and 5.5% accrued

(6) Fixed rate, interest only, 8.5% payable monthly and 5.83% accrued
(7) Fixed rate, interest only, 8.5% payable monthly and 6.5% accrued
(8) Fixed rate, interest only, 8.5% payable monthly and 7.5% accrued
(9) Fixed rate, interest only, 10.0% payable monthly and 5.0% accrued
(10) Fixed rate, interest only, 10.5% payable monthly and 0.0% accrued
(11) Fixed rate, interest only, 12.0% payable monthly and 0.0% accrued

Index to Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Reference		Description
3.1	(2)		Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(2)		Third Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(10)		Sixth Amended and Restated Partnership Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto
4.2	(5)		Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(6)		Articles Supplementary for the Series M Redeemable Preferred Stock
4.4	(11)		Articles Supplementary classifying an additional 900,000 shares of the Series A Redeemable Preferred Stock
4.5	(8)		Articles Supplementary classifying an additional 2,000,000 shares of the Series A Redeemable Preferred Stock
4.6	(6)		Form of mShares Subscription Agreement
4.7	(13)		Form of Series A Subscription Agreement
4.8	(15)		First Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of January 25, 2017, entered into by Preferred Apartment Communities, Inc.
4.9	(16)		Articles of Amendment Amending the Holder Redemption Options of the Company's Series A Redeemable Preferred Stock
4.10	(26)		Amended and Restated Warrant Agreement dated as of March 14, 2012 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.11	(5)		Form of Global Warrant Certificate
4.12	(27)		Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of October 11, 2013
4.13	(28)		Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of February 23, 2017
10.1	(10)
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

10.3	(29)
Amendment No. 2 to the Sixth Amended and Restated Management Agreement, effective as of July 1, 2017 and entered into as of August 31, 2017, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.4	(2)	*	The Company’s 2011 Stock Incentive Plan
10.5	(3)		Trademark License and Assignment Agreement dated September 17, 2010, but effective as of July 29, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
10.6	(2)	*	Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.7	(4)		Form of Indemnification Agreement
10.8	(5)	*	First Amendment to Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan

10.9	(21)	*	Form of Preferred Apartment Communities, Inc. 2016 Class B Unit Award Agreement (3 year)
10.10	(23)	*	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (1 year)
10.11	(23)	*	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (3 year)
10.12	(30)	*	Form of Preferred Apartment Communities, Inc. 2018 Class B Unit Award Agreement (1 year)
10.13	(30)	*	Form of Preferred Apartment Communities, Inc. 2018 Class B Unit Award Agreement (3 year)
10.14	(7)		Intellectual Property Assignment and License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.15	(7)		Trademark License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.16	(7)		Trademark Assignment dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.17	(12)	*	Second Amendment to 2011 Stock Incentive Plan
10.18	(14)		Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and JonesTrading Institutional Services, LLC
10.19	(14)		Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and FBR Capital Markets & Co.
10.20	(14)		Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and Canaccord Genuity Inc
10.21	(31)
Form of Amendment No. 1, dated July 10, 2017, to Capital On Demand Sales AgreementTM, dated May 4, 2016 between Preferred Apartment Communities, Inc., and each of JonesTrading Institutional Services, LLC, FBR Capital Markets & Co., and Canaccord Genuity, Inc.

10.22	(31)		Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and National Securities Corporation
10.23	(31)		Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and D.A. Davidson & Co.
10.24	(31)		Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and JMP Securities LLC
10.25	(17)		Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of June 24, 2016 (TX)
10.26	(17)		Agreement of Sale and Purchase between HR Venture Properties I LLC, HR Parkland LLC and New Market Properties, LLC dated as of June 24, 2016 (FL)
10.27	(17)		Agreement of Sale and Purchase between HR Venture Properties I LLC, HR Thompson Bridge LLC and New Market Properties, LLC dated as of June 24, 2016 (GA)
10.28	(17)		Agreement of Sale and Purchase between HR Heritage Station LLC and New Market Properties, LLC dated as of June 24, 2016 (NC)
10.29	(17)		First Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 8, 2016 (TX)
10.30	(17)		Second Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 11, 2016 (TX)
10.31	(17)		Third Amendment to Agreement of Sale and Purchase between HR Venture Properties I LLC and New Market Properties, LLC dated as of July 12, 2016 (TX)
10.32	(18)
Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.33	(18)
Fourth Amended and Restated Pledge and Security Agreement dated as of August 5, 2016 among Preferred Apartment Communities Operating Partnership, L.P., (the "Borrower"), each of the subsidiaries of the Borrower party thereto and KeyBank National Association

10.34	(18)		Fourth Amended and Restated Guaranty dated as of August 5, 2016 by and among Preferred Apartment Communities, Inc., each of the guarantors party thereto and KeyBank National Association
10.35	(19)		Form of Buy-Sell Agreement with KeyBank National Association
10.36	(22)	*	Third Amendment to 2011 Stock Incentive Plan
10.37	(24)		Purchase and Sale Agreement between SPUS6 Three Ravinia, LP and Preferred Apartment Communities Operating Partnership, L.P. dated as of November 10, 2016.
10.38	(32)		Soliciting Dealer Agreement, dated April 5, 2017 between Preferred Capital Securities, LLC and Investacorp, Inc.
10.39	(33)		Form of Credit Agreement among Preferred Apartment Communities, Inc., Borrower and Federal Home Loan Mortgage Corporation
10.40	(34)		Credit Agreement dated as of February 28, 2017 among Preferred Apartment Communities, Inc., PCC Tempe, LLC and KeyBank National Association
12.1	(1)		Statement of Computation of Ratios
21	(1)		Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)		Consent of PricewaterhouseCoopers LLP
31.1	(1)		Certification of John A. Williams, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)		Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)
XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2017, formatted in XBRL: (i) Consolidated balance sheets at December 31, 2017 and December 31, 2016, (ii) consolidated statements of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

		*	Management contract or compensatory plan, contract or arrangement.
		(1)	Filed herewith
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

(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2016
(15)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 26, 2017
(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 15, 2016
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 5, 2016
(21)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 8, 2016
(22)	Previously filed as Annex A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on March 19, 2015
(23)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 9, 2017
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 8, 2016
(25)
Previously filed form of with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-211924) filed by the Registrant with the Securities and Exchange Commission on November 8, 2016

(26)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 24, 2017
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 31, 2017
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 29, 2018
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 10, 2018
(32)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 11, 2017
(33)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2017
(34)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 6, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 1, 2018	By:	/s/ John A. Williams
John A. Williams
Chief Executive Officer

Date: March 1, 2018	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Williams	Chief Executive Officer and Chairman of the Board	March 1, 2018
John A. Williams	(Principal Executive Officer)

/s/ Leonard A. Silverstein	President, Chief Operating Officer and Director	March 1, 2018
Leonard A. Silverstein

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 1, 2018
Michael J. Cronin	(Principal Accounting Officer and Principal Financial Officer)

/s/ Steve Bartkowski	Director	March 1, 2018
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 1, 2018
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 1, 2018
Daniel M. DuPree

/s/ William J. Gresham, Jr.	Director	March 1, 2018
William J. Gresham, Jr.

/s/ Howard A. McLure	Director	March 1, 2018
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 1, 2018
Timothy A. Peterson

/s/ John Wiens	Director	March 1, 2018
John Wiens