Form 10-Q
period 2018-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2018-05-03
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of April 20, 2018 was 39,219,777.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	March 31, 2018	December 31, 2017
Assets

Real estate
Land	$422,361	$406,794
Building and improvements	2,146,135	2,043,853
Tenant improvements	75,531	63,425
Furniture, fixtures, and equipment	225,553	210,779
Construction in progress	13,420	10,491
Gross real estate	2,883,000	2,735,342
Less: accumulated depreciation	(193,141)	(172,756)
Net real estate	2,689,859	2,562,586
Real estate loans, net of deferred fee income	278,258	255,345
Real estate loans to related parties, net	134,786	131,451
Total real estate and real estate loan investments, net	3,102,903	2,949,382

Cash and cash equivalents	19,711	21,043
Restricted cash	47,683	51,969
Notes receivable	12,174	17,318
Note receivable and revolving line of credit due from related party	28,020	22,739
Accrued interest receivable on real estate loans	29,693	26,865
Acquired intangible assets, net of amortization of $84,198 and $73,521	100,276	102,743
Deferred loan costs on Revolving Line of Credit, net of amortization of $150 and $1,153	1,578	1,385
Deferred offering costs	7,374	6,544
Tenant lease inducements, net of amortization of $708 and $452	16,318	14,425
Tenant receivables (net of allowance of $644 and $715) and other assets	28,444	37,957

Total assets	$3,394,174	$3,252,370

Liabilities and equity

Liabilities
Mortgage notes payable, net of deferred loan costs and	$1,871,966	$1,776,652
mark-to-market adjustment of $36,008 and $35,397
Revolving line of credit	13,200	41,800
Term note payable, net of deferred loan costs of $0 and $6	—	10,994
Real estate loan participation obligation	10,798	13,986
Deferred revenue	31,053	27,947
Accounts payable and accrued expenses	33,053	31,253
Accrued interest payable	5,472	5,028
Dividends and partnership distributions payable	16,460	15,680
Acquired below market lease intangibles, net of amortization of $9,554 and $8,095	38,991	38,857
Security deposits and other liabilities	12,349	9,407
Total liabilities	2,033,342	1,971,604

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 1,348 and 1,250 shares issued; 1,313 and 1,222
shares outstanding at March 31, 2018 and December 31, 2017, respectively	13	12
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 20 and 15 shares issued and outstanding
at March 31, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized;
39,208 and 38,565 shares issued and outstanding at
March 31, 2018 and December 31, 2017, respectively	392	386
Additional paid-in capital	1,357,725	1,271,040
Accumulated earnings (deficit)	—	4,449
Total stockholders' equity	1,358,130	1,275,887
Non-controlling interest	2,702	4,879
Total equity	1,360,832	1,280,766

Total liabilities and equity	$3,394,174	$3,252,370

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(In thousands, except per-share figures)	2018	2017
Revenues:
Rental revenues	$64,077	$45,363
Other property revenues	11,728	8,436
Interest income on loans and notes receivable	10,300	7,948
Interest income from related parties	4,265	4,814
Total revenues	90,370	66,561

Operating expenses:
Property operating and maintenance	8,805	6,539
Property salary and benefits (including reimbursements of $3,609 and $2,777 to related party)	3,899	3,028
Property management fees (including $2,105 and $1,434 to related parties)	2,756	1,902
Real estate taxes	9,975	7,904
General and administrative	1,841	1,505
Equity compensation to directors and executives	1,135	873
Depreciation and amortization	40,616	24,826
Acquisition and pursuit costs	—	9
Asset management fees to related party	6,241	4,513
Insurance, professional fees and other expenses	1,445	1,291
Total operating expenses	76,713	52,390

Contingent asset management and general and administrative expense fees	(1,220)	(175)

Net operating expenses	75,493	52,215

Operating income	14,877	14,346
Interest expense	20,968	15,009

Net (loss) before gain on sale of real estate	(6,091)	(663)
Gain on sale of real estate, net of disposition expenses	20,354	30,724
Net income	14,263	30,061

Consolidated net (income) attributable to non-controlling interests	(380)	(999)

Net income attributable to the Company	13,883	29,062

Dividends declared to preferred stockholders	(19,517)	(14,386)
Earnings attributable to unvested restricted stock	(2)	(1)

Net (loss) income attributable to common stockholders	$(5,636)	$14,675

Net (loss) income per share of Common Stock available
to common stockholders, basic and diluted	$(0.14)	$0.54

Dividends per share declared on Common Stock	$0.25	$0.22

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	39,098	26,936

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the three-month periods ended March 31, 2018 and 2017
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2018	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766
Issuance of Units	1	—	97,394	—	97,395	—	97,395
Issuance of mShares	—	—	5,209	—	5,209	—	5,209
Redemptions of Series A Preferred Stock	—	—	(5,766)	—	(5,766)	—	(5,766)
Exercises of warrants	—	5	7,185	—	7,190	—	7,190
Syndication and offering costs	—	—	(9,772)	—	(9,772)	—	(9,772)
Equity compensation to executives and directors	—	—	138	—	138	—	138
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	1	850	—	851	(851)	—
Current period amortization of Class B Units	—	—	—	—	—	996	996
Net income	—	—	—	13,883	13,883	380	14,263
Reallocation adjustment to non-controlling interests	—	—	2,434	—	2,434	(2,434)	—
Distributions to non-controlling interests	—	—	—	—	—	(268)	(268)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(1,166)	(18,038)	(19,204)	—	(19,204)
Dividends to mShares preferred stockholders	—	—	(19)	(294)	(313)	—	(313)
Dividends to common stockholders ($0.25 per share)	—	—	(9,802)	—	(9,802)	—	(9,802)
Balance at March 31, 2018	$13	$392	$1,357,725	$—	$1,358,130	$2,702	$1,360,832

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the three-month periods ended March 31, 2018 and 2017
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9	$265	$906,737	$(23,231)	$883,780	$1,481	$885,261
Issuance of Units	1	—	78,241	—	78,242	—	78,242
Redemptions of Series A Preferred Stock	—	2	(1,585)	—	(1,583)	—	(1,583)
Issuance of common stock	—	—	189	—	189	—	189
Exercises of Warrants	—	3	3,849	—	3,852	—	3,852
Syndication and offering costs	—	—	(9,034)	—	(9,034)	—	(9,034)
Equity compensation to executives and directors	—	—	128	—	128	—	128
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	2	1,662	—	1,664	(1,664)	—
Current period amortization of Class B Units	—	—	—	—	—	745	745
Net income	—	—	—	29,062	29,062	999	30,061
Reallocation adjustment to non-controlling interests	—	—	895	—	895	(895)	—
Distributions to non-controlling interests	—	—	—	—	—	(199)	(199)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(14,428)	—	(14,428)	—	(14,428)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(2)	—	(2)	—	(2)
Dividends to common stockholders ($0.22 per share)	—	—	(5,971)	—	(5,971)	—	(5,971)
Balance at March 31, 2017	$10	$272	$960,681	$5,831	$966,794	$467	$967,261

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(In thousands)	2018	2017
Operating activities:
Net income	$14,263	$30,061
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	27,990	18,288
Amortization expense	12,626	6,539
Amortization of above and below market leases	(1,178)	(798)
Deferred revenues and fee income amortization	(943)	(284)
Amortization of market discount on assumed debt and lease incentives	323	—
Deferred loan cost amortization	1,480	1,180
(Increase) in accrued interest income on real estate loans	(2,828)	(1,546)
Equity compensation to executives and directors	1,135	873
Gain on sale of real estate	(20,354)	(30,724)
Other	—	187
Changes in operating assets and liabilities:
Increase (Decrease) in tenant receivables and other assets	625	(1,965)
(Decrease) in tenant lease incentives	(2,149)	(2,913)
(Decrease) in accounts payable and accrued expenses	(1,074)	(716)
Increase in accrued interest, prepaid rents and other liabilities	1,502	95
Net cash provided by operating activities	31,418	18,277

Investing activities:
Investments in real estate loans	(68,929)	(16,272)
Repayments of real estate loans	42,312	9,866
Notes receivable issued	(472)	(1,263)
Notes receivable repaid	5,618	—
Note receivable issued to and draws on line of credit by related party	(14,419)	(7,650)
Repayments of line of credit by related party	9,034	7,554
Loan origination fees received	1,600	—
Loan origination fees paid to Manager	(800)	—
Acquisition of properties	(170,072)	(165,825)
Disposition of properties, net	42,266	107,656
Receipt of insurance proceeds for capital improvements	412	—
Additions to real estate assets - improvements	(7,637)	(3,680)
Deposits refunded (paid) on acquisitions	4,021	(1,838)
Net cash used in investing activities	(157,066)	(71,452)

Financing activities:
Proceeds from mortgage notes payable	123,275	104,300
Repayments of mortgage notes payable	(27,350)	(67,141)
Payments for deposits and other mortgage loan costs	(1,733)	(3,399)
Proceeds from real estate loan participants	5	82
Payments to real estate loan participants	(3,314)	(2,467)
Proceeds from lines of credit	86,200	37,500
Payments on lines of credit	(114,800)	(68,000)
Repayment of the Term Loan	(11,000)	—
Proceeds from sales of Units, net of offering costs and redemptions	87,490	68,987
Proceeds from sales of Common Stock	—	186
Proceeds from exercises of Warrants	11,169	4,249
Common Stock dividends paid	(9,576)	(5,741)
Preferred stock dividends paid	(18,963)	(13,961)
Distributions to non-controlling interests	(221)	(195)
Payments for deferred offering costs	(1,152)	(2,126)
Net cash provided by financing activities	120,030	52,274

Net decrease in cash, cash equivalents and restricted cash	(5,618)	(901)
Cash, cash equivalents and restricted cash, beginning of period	73,012	67,715
Cash, cash equivalents and restricted cash, end of period	$67,394	$66,814

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
	Three months ended March 31,
(in thousands)	2018	2017
Supplemental cash flow information:
Cash paid for interest	$18,938	$13,983

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$1,735	$455
Writeoff of fully depreciated or amortized assets and liabilities	$135	$146
Writeoff of fully amortized deferred loan costs	$1,331	$—
Lessee-funded tenant improvements, capitalized as landlord assets	$3,602	$9,257
Dividends payable - Common Stock	$9,802	$5,971
Dividends payable - Series A Preferred Stock	$6,456	$4,887
Dividends payable - mShares Preferred Stock	$96	$2
Dividends declared but not yet due and payable	$106	$—
Partnership distributions payable to non-controlling interests	$268	$199
Accrued and payable deferred offering costs	$342	$1,027
Offering cost reimbursement to related party	$475	$105
Reclass of offering costs from deferred asset to equity	$446	$1,370
Extinguishment of land loan for property	$—	$—
Proceeds of like-kind exchange funds for dispositions	$—	$31,288
Use of like-kind exchange funds for acquisitions	$—	$27,527
Fair value issuances of equity compensation	$4,612	$3,728
Mortgage loans assumed on acquisitions	$—	$30,250
Noncash repayment of mortgages through refinance	$37,485	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$19,711	$13,365
Restricted cash	47,683	53,449
Cash, cash equivalents and restricted cash, end of period	$67,394	$66,814

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
March 31, 2018
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

As of March 31, 2018, the Company had 39,208,477 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 97.3% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 1,070,103 at March 31, 2018 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all the disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 1, 2018. Amounts are presented in thousands where indicated.

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
March 31, 2018
(unaudited)

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
March 31, 2018
(unaudited)

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
Grocery-anchored shopping centers and office buildings
Rental revenue from tenants' operating leases in the Company's grocery-anchored shopping centers and office buildings is recognized on a straight-line basis over the term of the lease. Revenue based on “percentage rent” provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs are recognized in the period in which the related expenses are incurred. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company estimates the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. The Company may provide retail and office building tenants an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements. For our office buildings, if the improvement is deemed to be a “landlord asset,” and the tenant funded the tenant improvements, the cost is amortized over the term of the underlying lease as rental revenues. In order to qualify as a landlord asset, the specifics of the tenant’s assets are reviewed, including the Company's approval of the tenant’s detailed expenditures, whether such assets may be usable by other future tenants, whether the Company has consent to alter or remove the assets from the premises and generally remain the Company's property at the end of the lease.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company will adopt the new standard on January 1, 2018,when effective, utilizing the modified retrospective transition method with a cumulative effect recognized as of the date of adoption. In addition, the evaluation of non-lease components under ASU 2014-09 will not be effective until Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02") becomes effective (see further discussion below), which will be January 1, 2019 for the Company. The Company has determined that approximately 90% of its consolidated revenues are derived from either long-term leases with its tenants and reimbursement of related property tax and insurance expenses (considered executory costs of leases) or its mezzanine loan interest income, which are excluded from the scope of the ASU 2014-09. Of the remaining approximately 10% of the Company’s revenues, the majority is comprised of common area maintenance (“CAM”) reimbursements and utility reimbursements, which are non-lease components. The Company has concluded that the adoption of ASU 2014-09 will have no material effect upon the timing of the recognition of reimbursement revenue and other miscellaneous income. The Company also evaluated its amenity and ancillary services to its multifamily and student housing residents and does not expect the timing and recognition of revenue to change as a result of implementing ASU 2014-09. Additional required disclosures regarding the nature and timing of the Company's revenue transactions will be provided upon adoption of ASU 2016-02.

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The new standard's applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The Company adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not impact the Company's results of operations or financial condition but did reduce the required disclosures concerning financial instruments.

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02"), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and supersedes the previous standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The new lease guidance requires an entity to separate lease components from non-lease components, such as maintenance services or other activities that transfer a good or service to our residents and tenants in a contract; it also considers the reimbursement of real estate taxes and insurance as executory costs of the lease and requires that such amounts be consolidated with the base rent revenue. For lessors, the consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis in accordance with the allocation guidance in the new revenue standard.   The Company concluded that adoption of ASU 2016-02 does not change the timing of revenue recognition over the lease component, which remains over a straight line method, though the reimbursement of property tax and insurance, considered executory costs of leasing, will be combined with the base rent revenue and presented within rental income instead of other income within the Company’s income statement. Non-lease components are evaluated under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), discussed above. In its March 2018 meeting, the FASB approved a practical expedient for lessors to elect, by class of underlying assets, to not separate lease and non-lease components if both (1) the timing and pattern of revenue recognition are the same for the non-lease component(s) and related lease component and (2) the combined single lease component would be classified as an operating lease. The Company anticipates adopting ASC 842 utilizing this practical expedient as it relates to its common area maintenance services.

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Financial Instruments-Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial instruments carried at amortized cost to be presented at the net amount expected to be collected, utilizing a valuation account which reflects the cumulative net adjustments from the gross amortized cost value. Under existing GAAP, entities would not record a valuation allowance until a loss was probable of occurring. The standard will become effective for the Company on January 1, 2020. The Company is currently evaluating methods of deriving initial valuation accounts to be applied to its real estate loan portfolio and is also revising its policies for credit loss on resident and tenant receivables to comply with the expected credit loss model under this guidance. The Company is continuing to evaluate the pending guidance but does not believe the adoption of ASU 2016-13 will have a

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

material impact on its results of operations or financial condition, since the Company has not yet experienced a credit loss related to any of its financial instruments and has minimal history of loss on its resident and tenant receivables.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), Statement of Cash Flows—(Topic 326): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies or establishes guidance for the presentation of various cash transactions on the statement of cash flows. The portion of the guidance applicable to the Company's business activities include the requirement that cash payments for debt prepayment or debt extinguishment costs be presented as cash out flows for financing activities. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not impact the Company’s consolidated financial statements, since its current policy is to classify such costs as cash out flows for financing activities.

In November 2016, the FASB issued Accounting Standards Update 2016-18 ("ASU 2016-18"), Statement of Cash Flows—(Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and its adoption of ASU 2016-18 did not impact its results of operations or financial condition, but did change the line upon which changes in restricted cash are presented.

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018. The new standard clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments also clarify that an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations for sales to customers. The Company’s sales of nonfinancial real estate assets are generally made to non-customers, which is a scope exception under Topic 606. The Company elected to adopt this practical expedient and the proceeds from real estate sales continue to be recognized as gain or loss on sale of real estate in the Consolidated Statement of Operations.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	March 31, 2018	December 31, 2017
Multifamily communities:
Properties (1)	31	30
Units	9,768	9,521
New Market Properties: (2)
Properties	39	39
Gross leasable area (square feet) (3)	4,055,714	4,055,461
Student housing properties:
Properties	4	4
Units	891	891
Beds	2,950	2,950
Preferred Office Properties:
Properties	5	4
Rentable square feet	1,539,000	1,352,000

(1) The acquired second and third phase of the Summit Crossing community is managed in combination with the initial phase and so together are considered a single property, as are the three assets that comprise the Lenox Portfolio.

(2) See Note 12, Segment information.
(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and not included in the totals above for New Market Properties.

Storm-related costs

Remediation of property damages due to Hurricane Harvey at our Stone Creek multifamily community located in Port Arthur, Texas is progressing on schedule, and we anticipate full completion in the third quarter 2018. For the three-month period ended March 31, 2018, rental revenues decreased approximately $252,000 due to lost rental and other property revenues. During the first quarter, we received proceeds from our insurance company of $588,000 for lost rental and other property revenues, which has been reflected in income for the first quarter 2018. We expect to record a full recovery of the remainder of lost rental and other property revenues upon settlement with our insurance carrier and receipt of funds later in 2018.

Multifamily communities sold

On March 20, 2018, the Company closed on the sale of its 328-unit multifamily community in Raleigh, North Carolina, or Lake Cameron, to an unrelated third party for a purchase price of approximately $43.5 million, exclusive of closing costs and resulting in a gain of $20.4 million. Lake Cameron contributed approximately $0.2 million and 0.1 million of net income to the consolidated operating results of the Company for the three-month periods ended March 31, 2018 and 2017, respectively.

On January 20, 2017, the Company closed on the sale of its 364-unit multifamily community in Kansas City, Kansas, or Sandstone Creek, to an unrelated third party for a purchase price of $48.1 million, exclusive of closing costs and resulting in a gain of $0.3 million. Sandstone Creek contributed approximately $0.1 million of net loss to the consolidated operating results of the Company for the three-month period ended March 31, 2017.

On March 7, 2017, the Company closed on the sale of its 408-unit multifamily community in Atlanta, Georgia, or Ashford Park, to an unrelated third party for a purchase price of $65.5 million, exclusive of closing costs and resulting in a gain of $30.4 million. Ashford Park contributed approximately $0.5 million of net income to the consolidated operating results of the Company for the three-month period ended March 31, 2017.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

Each of the gains recorded for these sales transactions were net of disposition expenses and debt defeasance related costs and prepayment premiums, as described in Note 9.

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

	Lake Cameron	Sandstone Creek	Ashford Park
(in thousands)	March 20, 2018	January 20, 2017	March 7, 2017
Real estate assets:
Land	$4,000	$2,846	$10,600
Building and improvements	21,519	41,860	24,075
Furniture, fixtures and equipment	3,687	5,278	4,223
Accumulated depreciation	(7,220)	(4,809)	(6,816)

Total assets	$21,986	$45,175	$32,082

Liabilities:
Mortgage note payable	$19,736	$30,840	$25,626
Supplemental mortgage note	—	—	6,374

Total liabilities	$19,736	$30,840	$32,000

Multifamily communities acquired

During the three-month periods ended March 31, 2018 and 2017, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Approximate purchase price (millions) (1)	Units

1/9/2018	The Lux at Sorrel	Jacksonville, Florida	$48.5	265
2/28/2018	Green Park	Atlanta, Georgia	58.0	310

			$106.5	575

2/28/2017	SoL (2)	Tempe, Arizona	$53.3	225
3/3/2017	Broadstone at Citrus Village	Tampa, Florida	47.4	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	50.0	312
3/31/2017	Founders Village	Williamsburg, Virginia	44.4	247

			$195.1	1,080

(1) Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.
(2) A 640-bed student housing community located adjacent to the campus of Arizona State University in Tempe, Arizona.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Multifamily Communities acquired during the three months ended:
	March 31, 2018		March 31, 2017
(in thousands)	The Lux at Sorrel	Green Park	Broadstone at Citrus Village	SoL	Retreat at Greystone	Founders Village

Land	$5,332	$7,478	$4,809	$7,441	$4,077	$5,315
Buildings and improvements	34,768	39,005	34,181	40,059	35,336	32,792
Furniture, fixtures and equipment	7,763	10,206	6,300	3,771	9,125	5,969
Lease intangibles	1,477	2,829	1,625	2,344	1,844	1,421
Prepaids & other assets	123	70	133	51	78	113
Escrows	—	—	68	—	102	—
Accrued taxes	(13)	(153)	(108)	(72)	(139)	—
Security deposits, prepaid rents, and other liabilities	(70)	(113)	(26)	(377)	(107)	(103)

Net assets acquired	$49,380	$59,322	$46,982	$53,217	$50,316	$45,507

Cash paid	$17,855	$19,572	$17,625	$15,732	$15,106	$13,902
Mortgage debt, net	31,525	39,750	29,357	37,485	35,210	31,605

Total consideration	$49,380	$59,322	$46,982	$53,217	$50,316	$45,507

Three months ended March 31, 2018:
Revenue	$1,001	$469	$1,196	$1,344	$1,218	$1,022
Net income (loss)	$(879)	$(643)	$(524)	$(301)	$(776)	$(421)

Capitalized acquisition costs incurred by the Company	$846	$1,501	$458	$290	$383	$1,103
Acquisition costs paid to related party (included above)	$485	$609	$24	$60	$56	$8
Remaining amortization period of intangible
assets and liabilities (months)	3.5	13.5	0	0	0	0

(1) The Company's real estate loan investment in support of Founders Village was repaid in full at the closing of the acquisition of the property.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

Preferred Office Properties

On January 29, 2018, the Company acquired Armour Yards, a collection of four adaptive re-use office buildings comprised of approximately 187,000 square feet of office space in Atlanta, Georgia. The gross purchase price was $66.5 million, exclusive of credited unfunded leasing costs, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

(in thousands)	Armour Yards

Land	$6,756
Buildings and improvements	48,332
Tenant improvements	6,201
In-place leases	3,762
Above-market leases	61
Leasing costs	2,181
Below-market leases	(1,594)
Security deposits, prepaid rents, and other liabilities	(4,335)

Net assets acquired	$61,364

Cash paid	$21,364
Mortgage debt, net	40,000

Total consideration	$61,364

Three months ended March 31, 2018:
Revenue	$955
Net income (loss)	$(170)

Capitalized acquisition costs incurred by the Company	$817
Acquisition costs paid to related party (included above)	$665
Remaining amortization period of intangible
assets and liabilities (years)	7.5

The Company recorded aggregate amortization and depreciation expense of:

	Three months ended March 31,
(in thousands)	2018	2017
Depreciation:
Buildings and improvements	17,478	12,421
Furniture, fixtures, and equipment	10,512	5,867
	27,990	18,288
Amortization:
Acquired intangible assets	12,500	6,500
Deferred leasing costs	91	32
Website development costs	35	6
Total depreciation and amortization	40,616	24,826

At March 31, 2018, the Company had recorded acquired gross intangible assets of $184.5 million, and accumulated amortization of $84.2 million; gross intangible liabilities of $48.5 million and accumulated amortization of $9.6 million. Net intangible assets and liabilities as of March 31, 2018 will be amortized over the weighted average remaining amortization period of approximately 7.1 years and 9.4 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

4.     Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Number of loans	23	23
Drawn amount	$415,123	$388,506
Deferred loan origination fees	(2,079)	(1,710)
Carrying value	$413,044	$386,796

Unfunded loan commitments	$144,012	$67,063
Weighted average current interest, per annum (paid monthly)	8.39%	8.53%
Weighted average accrued interest, per annum	5.17%	4.99%

(In thousands)	Principal balance	Deferred loan origination fees	Carrying value
Balances as of December 31, 2017	$388,506	$(1,710)	$386,796
Loan fundings	68,929	—	68,929
Loan repayments	(30,848)	—	(30,848)
Loans settled with property acquisitions	(11,464)	—	(11,464)
Origination fees collected	—	(800)	(800)
Amortization of commitment fees	—	431	431
Balances as of March 31, 2018	$415,123	$(2,079)	$413,044

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
		(in thousands)
Multifamily communities	14	$258,210	$392,303	63%
Student housing properties	6	132,019	141,975	32%
Grocery-anchored shopping centers	1	12,854	12,857	3%
Other	2	9,961	12,000	2%
Balances as of March 31, 2018	23	$413,044	$559,135

Certain of the Company's real estate loan investments are subject to loan participation agreements with unaffiliated third parties. The Company's Palisades loan is subject to such an agreement, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's liability under the loan participation agreements at March 31, 2018 was approximately $10.8 million.

The Company's real estate loan investments are collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrowers. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. The Crescent Avenue, Haven Northgate and Brentwood loans are also collateralized by the acquired land or property. Prepayment of the real estate loans are permitted in whole, but not in part, without the Company's consent.

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At March 31, 2018, none of the Company's real estate loans were delinquent.

Our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				March 31, 2018	December 31, 2017
(Dollars in thousands)
360 Residential, LLC (1)	3/20/2013		$—	—	$2,000	12%
Preferred Capital Marketing Services, LLC (3)	1/24/2013	12/31/2018	1,500	926	926	10%
Preferred Apartment Advisors, LLC (2,3,4)	8/21/2012	12/31/2018	18,000	15,474	14,488	6%
Haven Campus Communities, LLC (2,3)	6/11/2014	12/31/2018	11,660	11,620	7,325	8%	(5)
Oxford Capital Partners, LLC (2,6)	10/5/2015	6/30/2018	10,150	6,788	6,628	12%
360 Residential, LLC II (1)	12/30/2015		—	—	3,255	15%
Mulberry Development Group, LLC (2)	3/31/2016	6/30/2018	500	500	479	12%
Mulberry Alexandria Group, LLC	7/31/2017	6/30/2018	2,060	2,059	1,921	12%
360 Capital Company, LLC (2)	5/24/2016	12/31/2019	3,400	2,830	3,041	12%

Unamortized loan fees				(3)	(6)

			$47,270	40,194	$40,057

(1) The amount payable under the note was repaid during the first quarter 2018.
(2) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(3) See related party disclosure in Note 6.
(4) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the Sixth Amended and Restated Management Agreement between the Company and the Manager, or the Management Agreement.

(5) Effective January 1, 2018, the interest rate was lowered from 12.0% per annum to 8.0% per annum.
(6) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2,000,000, are collateralized by a personal guaranty of repayment by the principals of the borrower.

The Company recorded interest income and other revenue from these instruments as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Real estate loans:
Current interest payments	$8,506	$7,062
Additional accrued interest	4,726	4,413
Deferred origination fee amortization	431	259

Total real estate loan revenue	13,663	11,734
Interest income on notes and lines of credit	902	1,028

Interest income on loans and notes receivable	$14,565	$12,762

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
March 31, 2018
(unaudited)

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2018 of approximately $404.3 million. The maximum aggregate amount of loans to be funded as of March 31, 2018 was approximately $559.1 million, which includes approximately$144.0 million of loan committed amounts not yet funded.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Encore, Encore Capital, Bishop Street, Dawsonville Marketplace, Crescent Avenue, 360 Forsyth, Morosgo and TP Kennesaw loans, all of which are partially supporting proposed various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of March 31, 2018 totaled approximately $99.1 million (with a total commitment amount of approximately $115.8 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of the drawn amount.

5. Redeemable Preferred Stock and Equity Offerings
At March 31, 2018, the Company's active equity offerings consisted of:

•
an offering of a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering");

•	an offering of up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock (“mShares”), par value $0.01 per share (the “mShares Offering”);

•	an offering of up to $300 million of equity or debt securities (the "Shelf Offering"), and

•	an offering of up to $150 million of Common Stock from time to time in an "at the market" offering (the "2016 ATM Offering").

Certain offering costs are specifically identifiable to offering closing transactions, such as commissions, dealer manager fees, and other registration fees. These costs are reflected as a reduction of stockholders' equity at the time of closing. Other offering costs are not related to specific closing transactions and are recognized as a reduction of stockholders' equity in the proportion of the number of instruments issued to the maximum number of Units anticipated to be issued. Any offering costs not yet reclassified as reductions of stockholders' equity are are reflected in the asset section of the consolidated balance sheets as deferred offering costs.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

As of March 31, 2018, cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)				Offering costs
Offering	Total offering	Gross proceeds as of March 31, 2018	% collected of total offering	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total
$1.5 Billion Unit Offering	$1,500,000	$359,066	24%	$988	$3,139	$4,127
mShares Offering	500,000	20,484	4%	128	2,986	3,114
Shelf Offering	300,000	98,080	33%	268	552	820
2016 ATM Offering	150,000	51,942	35%	369	697	1,066

Total	$2,450,000	$529,572		$1,753	$7,374	$9,127

Aggregate offering expenses of the $1.5 Billion Unit Offering, including selling commissions and dealer manager fees, and of the mShares Offering, including dealer manager fees, are each individually capped at 11.5% of the aggregate gross proceeds of the two offerings, of which the Company will reimburse its Manager up to 1.5% of the gross proceeds of such offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees for the $1.5 Billion Unit Offering and excluding dealer manager fees for the mShares Offering; however, upon approval by the conflicts committee of the board of directors, the Company may reimburse its Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority, or FINRA.

6. Related Party Transactions
As of March 31, 2018, John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, and Leonard A. Silverstein, the Company's President and Chief Operating Officer and a member of the Board, are also executive officers and directors of NELL Partners, Inc., which controls the Manager. As of March 31, 2018, Mr. Williams, Mr. Silverstein, and Daniel M. DuPree comprised the board of directors of Nell Partners, Inc. Mr. Williams was the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager. As of March 31, 2018, Mr. DuPree was the Chief Investment Officer of the Manager. See Note 16.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three months ended March 31,
Type of Compensation	Basis of Compensation	2018	2017

Acquisition fees	As of July 1, 2017, 1.0% of the gross purchase price of real estate assets	$1,759	$—
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	800	—
Loan coordination fees	1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property. Effective July 1, 2017, the fee was reduced to 0.6% of any such debt.	740	2,054
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,665	3,063
Property management fees	Monthly fee equal to up to 4% of the monthly gross revenues of the properties managed	2,093	1,425
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,433	1,284
Construction management fees	Quarterly fee for property renovation and takeover projects	131	71

		$10,621	$7,897

The Manager may, in its discretion, forfeit some or all of the asset management, property management, or general and administrative fees for properties owned by the Company. The forfeited fees are converted at the time of forfeiture into contingent fees, which are earned by the Manger only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle. A cumulative total of approximately $7.1 million of combined asset management and general and administrative fees related to acquired properties as of March 31, 2018 have been forfeited by the Manager. A total of $6.2 million remains contingent and could possibly be earned by the Manager in the future.

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

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(thousands)
Three months ended March 31,
2018	2017
$3,609	$2,777

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $119,269 and $115,726 for the three-month periods ended March 31, 2018 and 2017, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $356,022 and $255,695 for the three-month periods ended March 31, 2018 and 2017, respectively. These costs are recorded as deferred offering costs until such time as additional

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company's Haven 46, Lubbock II, Haven Northgate and Haven Charlotte real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., our Chief Executive Officer's son, a principal of the borrowers and a related party of the Company under GAAP.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned disposition fees totaling $434,500 for the three-month period ended March 31, 2018 on the sale of the Lake Cameron property, and $1,136,000 for the three-month period ended March 31, 2017 on the sale of the Ashford Park and Sandstone Creek properties. These fees are included in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations. The Manager also receives leasing commission fees. Retail leasing commission fees (a) for new retail leases are equal to the greater of (i) $4.00 per square foot, and (ii) 4.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the original lease term; and (b) for lease renewals are equal to the greater of (i) $2.00 per square foot, and (ii) 2.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the newly renewed lease term. There are no commissions payable on retail lease renewals thereafter. Office leasing commission fees (a) for new office leases are equal to 50.0% of the first month’s gross rent plus 2.0% of the remaining fixed gross rent on the guaranteed lease term, (b) in the event of co-broker participation in a new lease, the leasing commission determined for a new lease are equal to 150.0% of the first month’s gross rent plus 6% of the remaining fixed gross rent of the guaranteed lease term, and (c) for lease renewals, are equal to 2% of the fixed gross rent of the guaranteed lease term or, in the event of a co-broker, 6% of the fixed gross rent of the guaranteed lease term. Office leasing commission fees may not exceed market rates for office leasing services.

The Company holds a promissory note in the amount of $926,422 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $18.0 million to its Manager.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month and beginning in March 2017, on its Series M Preferred Stock, on an escalating scale of $4.79 per month in year one, increasing to $6.25 per month in year eight and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary. The Company declared quarterly cash dividends on its Common Stock of $0.25 and $0.22 per share for the three-month periods ended March 31, 2018 and 2017, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At March 31, 2018, the Company had 1,070,103 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends/distributions declared
	For the three months ended March 31,
	2018	2017
(in thousands)
Series A Preferred Stock	$19,204	$14,384
mShares	313	2
Common Stock	9,802	5,971
Class A OP Units	268	198

Total	$29,587	$20,555

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
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

Equity compensation expense by award type for the Company was:

	Three months ended March 31,		Unamortized expense as of March 31,
(in thousands)	2018	2017	2018

Class B Unit awards:
Executive officers - 2016	74	89	226
Executive officers - 2017	107	656	616
Executive officers - 2018	816	—	3,451
Restricted stock grants:
2016	—	102	—
2017	90	—	30
Restricted stock units:
2017	21	26	156
2018	27	—	313

Total	$1,135	$873	$4,792

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for the 2016 and 2017 service years vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2016	30,990	$13.23	$410
2017	24,408	$14.75	$360

Class B OP Units

On January 4, 2016, the Company caused the Operating Partnership to grant 265,931 Class B OP Units for service to be rendered during 2016, 2017 and 2018. On January 3, 2017, the Company caused the Operating Partnership to grant 286,392 Class B OP Units for service to be rendered during 2017, 2018 and 2019. On January 2, 2018, the Company caused the Operating Partnership to grant 256,087 Class B Units of the Operating Partnership, or Class B OP Units, for service to be rendered during 2018, 2019 and 2020.

Because of the market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the periods beginning on the grant dates through the Initial Valuation Dates. On January 3, 2017, all of the 265,931 Class B

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

Units granted on January 3, 2016 became earned and 206,534 automatically vested and converted to Class A Units. Of the remaining earned Class B Units, 29,699 vested and automatically converted to Class A Units on January 2, 2018 and the final 29,698 earned Class B Units will vest and automatically convert to Class A Units on January 2, 2019, assuming each grantee fulfills the requisite service requirement. On January 2, 2018, all of the 286,392 Class B Units granted on January 2, 2017 became vested and 227,599 automatically became earned and converted to Class A Units. Of the remaining earned Class B Units, 29,401 will vest and automatically convert to Class A Units on January 2, 2019 and the final 29,392 earned Class B Units will vest and automatically convert to Class A Units on January 2, 2020, assuming each grantee fulfills the requisite service requirement.

The underlying valuation assumptions and results for the Class B OP Unit awards were:

Grant dates	1/2/2018	1/3/2017
Stock price	$20.19	$14.79
Dividend yield	4.95%	5.95%
Expected volatility	25.70%	26.40%
Risk-free interest rate	2.71%	2.91%

Number of Units granted:
One year vesting period	171,988	198,184
Three year vesting period	84,099	88,208
	256,087	286,392

Calculated fair value per Unit	$16.66	$11.92

Total fair value of Units	$4,266,409	$3,413,793

Target market threshold increase	$5,660,580	$4,598,624

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.22 for the 2017 awards and $0.25 for the 2018 awards.

For the 2017 and 2018 awards, the Company's own stock price history was utilized as the basis for deriving the expected volatility assumption.

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

Restricted Stock Units

On January 3, 2017, the Company caused the Operating Partnership to grant 26,900 restricted stock units, or RSUs, for service to be rendered during 2017, 2018 and 2019. On January 2, 2018, the Company caused the Operating Partnership to grant 20,720 restricted stock units, or RSUs, for service to be rendered during 2018, 2019 and 2020.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

Because RSUs are valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions and Monte Carlo result of $16.66 and $11.92 per RSU were utilized to calculate the total fair values of the RSUs of $345,195 and $320,648 for the 2018 and 2017 grants, respectively. The total fair value amounts pertaining to grants of RSUs, net of forfeitures, are amortized as compensation expense over the three one-year periods ending on the three successive anniversaries of the grant dates. As of March 31, 2018, a total of 4,430 RSUs have been forfeited from the 2017 grant and a total of 320 RSUs have been forfeited from the 2018 grant.

9. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

The Company partially financed the real estate properties acquired during the three-month period ended March 31, 2018 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
Lux at Sorrel	1/9/2018	$31,525	Fixed	3.91%	2/1/2030
Green Park	2/28/2018	39,750	Fixed	4.09%	3/10/2028
Armour Yards	1/29/2018	40,000	Fixed	4.10%	2/1/2028

		$111,275

Repayments and Refinancings

The sale of Lake Cameron on March 20, 2018 resulted in $0.4 million of debt defeasance related costs, which were netted against the gain on the sale of the property.

The sale of Sandstone Creek on January 20, 2017, resulted in $1.4 million of debt defeasance related costs. The sale of Ashford Park on March 7, 2017, resulted in $1.1 million of debt defeasance related costs plus a prepayment premium of approximately $0.4 million, which were netted against the gain on the sale of the property.

On March 29, 2018, the Company refinanced the mortgage on its Sol student housing property. A short-term bridge loan was used to replace the mortgage being held on the Acquisition Facility.  The mortgage principal balance of approximately $37.5 million remained the same under the new financing arrangement, and the existing variable interest rate decreased 10 basis points, to 210 basis points over LIBOR.  As a result of the refinance, the Company incurred expenses of approximately $41,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

The following table summarizes our mortgage notes payable at March 31, 2018:

(dollars in thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily communities	$932,062	3.76%	7.7
New Market Properties	357,904	3.84%	7.4
Preferred Office Properties	247,331	4.20%	16.9
Student housing projects	79,292	3.89%	5.7

Total fixed rate mortgage debt	$1,616,589	3.85%	8.9

Variable rate mortgage debt:
Multifamily communities	$160,293	3.97%	3.3
New Market Properties	62,206	4.32%	3.3
Preferred Office Properties	—	—	0
Student housing projects	68,885	4.39%	1.3

Total variable rate mortgage debt	$291,384	4.15%	2.8

Total mortgage debt:
Multifamily communities	$1,092,355	3.79%	7.0
New Market Properties	420,110	3.91%	6.8
Preferred Office Properties	247,331	4.20%	16.9
Student housing projects	148,177	4.12%	3.6

Total principal amount	1,907,973	3.90%	8.0
Deferred loan costs	(30,926)
Mark to market loan adjustment	(5,081)
Mortgage notes payable, net	$1,871,966
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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of approximately $11.1 million. As of March 31, 2018, the Company has an outstanding principal balance of $9.7 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 4.16% as of March 31, 2018.

The mortgage note secured by our Champions Village property has a maximum commitment of approximately $34.2 million. As of March 31, 2018, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment will be drawn as the Company achieves leasing activity. Additional advances are available through October 2019.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 4.67% as of March 31, 2018.

As of March 31, 2018, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.8 years.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature within the Fourth Amended and Restated Credit Agreement, as amended on March 23, 2018, but effective as of April 13, 2018, or the Amended and Restated Credit Agreement. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. The weighted average interest rate for the Revolving Line of Credit was 4.87% for the three-month period ended March 31, 2018. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Line of Credit of 0.35% per annum.

On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrued interest at a rate of LIBOR plus 2.5% per annum until it was repaid and extinguished during the first quarter 2018.
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
As of March 31, 2018, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.27 billion	(2)	$—
Debt yield	Minimum 8.0%		9.67%
Payout ratio	Maximum 95.0%	(3)	92.3%
Total leverage ratio	Maximum 65.0%		57.7%
Debt service coverage ratio	Minimum 1.50x		1.84x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.27 billion as of March 31, 2018.
(3)Calculated on a trailing four-quarter basis. For the twelve-month period ended March 31, 2018, the maximum dividends and distributions allowed under this covenant was approximately $107.9 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At March 31, 2018, unamortized loan fees and closing costs for the Credit Facility were approximately $1.3 million, which will be amortized over a remaining loan life of approximately 1.4 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At March 31, 2018, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.3 million, which will be amortized over a remaining loan life of approximately 4.0 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended March 31,
	2018	2017

Multifamily communities	$10,936	$7,408
New Market Properties	4,356	3,330
Preferred Office Properties	2,541	1,677
Student housing properties	1,691	477
Interest paid to real estate loan participants	386	671

Total	19,910	13,563

Credit Facility and Acquisition Facility	1,058	1,446
Interest Expense	$20,968	$15,009
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of March 31, 2018 were:

Period	Future principal payments (in thousands)
2018	$37,020	(1)
2019	282,181
2020	84,990
2021	129,929
2022	204,695
thereafter	1,182,359

Total	$1,921,174

(1) Includes the principal amount of $13.2 million due on the Company's Revolving Line of Credit.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of March 31, 2018 and December 31, 2017.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's eleven-year office lease, which began on October 9, 2014. As of March 31, 2018, the amount guarantied by the Company was $7.7 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of March 31, 2018, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $7.1 million of asset management and general and administrative fees related to acquired properties as of March 31, 2018 have been forfeited by the Manager.  The forfeited fees are converted at the time of forfeiture into contingent fees, which are earned by the Manger only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of March 31, 2018, a total of $6.2 million remains contingent and could possibly be earned by the Manager in the future.

At March 31, 2018, the Company had unfunded balances on its real estate loan portfolio of approximately $144.0 million.

At March 31, 2018, the Company had unfunded contractual commitments for tenant improvements of approximately $4.5 million.

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

Financing - consists of the Company's portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. Excluded from the financing segment are financial results of the Company's Dawson Marketplace grocery-anchored shopping center real estate loan, which are included in the New Market Properties segment.

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
March 31, 2018
(unaudited)

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

(in thousands)	March 31, 2018	December 31, 2017

Assets:
Multifamily communities	$1,700,749	$1,637,385
Financing	468,686	439,824
New Market Properties	730,941	742,492
Preferred Office Properties	481,437	413,666
Other	12,361	19,003
Consolidated assets	$3,394,174	$3,252,370

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
(in thousands)	2018	2017

Capitalized expenditures:
Multifamily communities	$5,120	$2,374
New Market Properties	785	322
Total	$5,905	$2,696

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Revenues

Rental revenues:
Multifamily communities	$41,793	$29,076
New Market Properties	12,963	9,782
Preferred Office Properties (1)	9,321	6,505
Total rental revenues	64,077	45,363

Other revenues:
Multifamily communities	4,113	3,044
New Market Properties	4,952	3,653
Preferred Office Properties	3,159	2,169
Total other revenues	12,224	8,866

Financing revenues	14,069	12,332
Consolidated revenues	$90,370	$66,561

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia office building. As of March 31, 2018, the Company has deferred revenue in an aggregate amount of $32.4 million in connection with such improvements. The remaining balance to be recognized is approximately $31.1 million which is included in the deferred revenues line on the consolidated balance sheets at March 31, 2018. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded noncash revenue of approximately $497,000 and $0 for the three-month periods ended March 31, 2018 and 2017.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Segment net operating income (Segment NOI)

Multifamily communities	$26,559	$17,328
Financing	14,069	12,332
New Market Properties	12,672	9,425
Preferred Office Properties	9,062	6,218

Consolidated segment net operating income	62,362	45,303

Interest and loss on early debt extinguishment:
Multifamily communities	12,626	7,885
New Market Properties	4,356	3,330
Preferred Office Properties	2,541	1,677
Financing	1,445	2,117
Depreciation and amortization:
Multifamily communities	26,807	14,684
New Market Properties	8,880	7,041
Preferred Office Properties	4,929	3,101
Professional fees	474	526
Management fees, net of forfeitures	5,020	4,337
Acquisition costs:
Multifamily communities	—	(20)
New Market Properties	—	25
Preferred Office Properties	—	4
Equity compensation to directors and executives	1,135	873
Gain on sale of real estate	20,354	30,724
Loss on extinguishment of debt	—	—
Other	240	386

Net income (loss)	$14,263	$30,061

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended March 31,
(in thousands, except per-share figures)	2018	2017
Numerator:
Net income (loss) before gain on sale of real estate	$(6,091)	$(663)
Gain on sale of real estate, net of disposition expenses	20,354	30,724
Net income (loss)	14,263	30,061
Consolidated net (income) loss attributable to non-controlling
interests (A)	(380)	(999)
Net income (loss) attributable to the Company	13,883	29,062
Dividends declared to preferred stockholders (B)	(19,517)	(14,386)
Earnings attributable to unvested restricted stock (C)	(2)	(1)
Net income (loss) attributable to common stockholders	$(5,636)	$14,675

Denominator:
Weighted average number of shares of Common Stock - basic	39,098	26,936
Effect of dilutive securities: (D)	—	—

Weighted average number of shares of Common Stock,
basic and diluted	39,098	26,936

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.14)	$0.54

(A) The Company's outstanding Class A Units of the Operating Partnership (1,070 and 903 Units at March 31, 2018 and 2017, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,313 and 987 outstanding shares of Series A Preferred Stock at March 31, 2018 and 2017, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 20 mShares outstanding at March 31, 2018.

(C) The Company's outstanding unvested restricted share awards (6 and 8 shares of Common Stock at March 31, 2018 and 2017, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss from continuing operations for the three-month periods ended March 31, 2018 and 2017, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 17,666 shares of Common Stock; (ii) 345 Class B Units; (iii) 6 shares of unvested restricted common stock; and (iv) 35 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(unaudited)

14. Fair Values of Financial Instruments

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

	As of March 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$413,044	$464,927	$—	$—	$464,927
Notes receivable and line of credit receivable	40,194	40,194	—	—	40,194
	$453,238	$505,121	$—	$—	$505,121
Financial Liabilities:
Mortgage notes payable	$1,907,974	$1,893,192	$—	$—	$1,893,192
Revolving credit facility	13,200	13,200	—	—	13,200
Term loan	—	—	—	—	—
Loan participation obligations	10,798	10,960	—	—	10,960

	$1,931,972	$1,917,352	$—	$—	$1,917,352

	As of December 31, 2017
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$386,796	$432,982	$—	$—	$432,982
Notes receivable and line of credit receivable	40,057	40,057	—	—	40,057
	$426,853	$473,039	$—	$—	$473,039
Financial Liabilities:
Mortgage notes payable	$1,806,901	1,806,024	$—	$—	$1,806,024
Revolving credit facility	41,800	41,800	—	—	41,800
Term loan	11,000	11,000	—	—	11,000
Loan participation obligations	13,986	14,308	—	—	14,308
	$1,873,687	$1,873,132	$—	$—	$1,873,132

(1) The carrying value of real estate assets includes the Company's balance of the Palisades and Encore real estate loan investments, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due to the participants under these arrangements. Accrued interest included in the carrying values of the Company's loan participation obligations was approximately $1.1 million and $1.5 million at March 31, 2018 and December 31, 2017, respectively.

15. Subsequent Events

Between April 1, 2018 and April 30, 2018, the Company issued 34,396 Units and collected net proceeds of approximately $31.0 million after commissions and fees under its $1.5 Billion Unit Offering. Between April 1, 2018 and April 30, 2018, the Company issued 1,320 shares of Series M Preferred Stock and collected net proceeds of approximately $1.3 million after commissions and fees under the mShares offering.

On April 11, 2018, the Company closed on a real estate loan and member loan investment of up to approximately $30.2 million in support of a proposed 302-unit multifamily community in Alexandria, Virginia.

On April 16, 2018, the Chairman and Chief Executive Officer of the Company, John A. Williams, passed away. Daniel M. DuPree was appointed Chairman of the Board and Chief Executive Officer of the Company. Leonard A. Silverstein was appointed Vice Chairman of the Board, and continues as President and Chief Operating Officer.

On April 27, 2018, the Company acquired a grocery-anchored shopping center located in the Atlanta, Georgia MSA comprising 68,658 square feet of gross leasable area and a second grocery-anchored shopping center located in the Nashville, Tennessee MSA comprising 70,203 square feet of gross leasable area. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this report.

On April 30, 2018, the Company's board of directors declared a quarterly dividend on our Common Stock of $0.255 per share, payable on July 16, 2018 to stockholders of record on June 15, 2018.

On May 3, 2018, the Company granted 24,810 shares of restricted Common Stock to its independent board members, as annual compensation for service on its board of directors. The aggregate fair value of this award, which vests on a straight-line basis over four consecutive quarterly tranches, was approximately $360,000, which was based on the closing price of the Common Stock on the prior business day.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the three-month period ended March 31, 2018, we acquired two multifamily communities and one adaptive reuse office property. The aggregate purchase price of these properties was approximately $173.0 million.

During the three-month period ended March 31, 2018, we sold our Lake Cameron multifamily community located in Raleigh, North Carolina, and collected gross proceeds of approximately $43.5 million. We realized a gain on the sale of the property of approximately $20.4 million and an average total return on the property of approximately 19%.

As of March 31, 2018, we had cumulatively issued 359,066 units and collected net proceeds of approximately $322.7 million from our $1.5 Billion Unit Offering. As of March 31, 2018, we had cumulatively issued 20,484 shares of Series M Preferred Stock and and collected net proceeds of approximately $19.5 million from our mShares Offering. Our Follow-On Series A Offering sold its entire allotment of $900 million Units and was closed on February 14, 2017. Our Series A Redeemable Preferred Stock and our new equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during the three-month period ended March 31, 2018, we issued approximately 527,000 shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $7.2 million from those exercises.

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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 97.3% interest as of March 31, 2018. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership,

Industry Outlook

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

Multifamily Communities

                The pipeline of new multifamily construction, although increasing nationwide in recent years, may be showing signs of declining going forward.  The new supply coming on line to date has been generally in line with demand in most of our markets. Nationally, new multifamily construction is currently at or above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets, which in many of our markets has offset or exceeded the new supply coming online.  The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will constrain further increases in multifamily supply.  It may even be the case that new supply peaks in 2018 and these constraints cause a decline in new multifamily “starts” in 2019 and 2020.  As an offset, the presidential administration may loosen banking regulation standards, which could cause an increase in available capital for new construction.  Any relaxing of these regulations could lead to more capital for new multifamily development and an increase in supply.

               We believe that a potential reversal in the recent trend of declining cap rates in the multifamily sector may be in the offing. The rising cost of private capital, increasing interest rates over the last twelve months, less debt capital available from traditional commercial banks for real estate loans and a softening of the market in some “Gateway” cities have all put pressure on the pricing dynamic in multifamily transactions.  This could lead to an increase in capitalization rates and a softening price environment, and if this were to occur, then our pipeline of candidate multifamily property acquisitions with returns meeting our investment objectives may expand.

                Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the new U.S. President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets. Recent US bond market movements have seen rates rise and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower.  Other lenders in the market have had generally stable rates as well. In 2018, we may well see a decline in spreads as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent increase in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

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

New Market Properties

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

                The debt market for our grocery-anchored shopping center assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. Spreads and rates are generally comparable or even more favorable to those for multifamily properties, however, the leverage levels on the retail assets may be lower than the levels on our multifamily assets. We believe, notwithstanding the increase in longer-term U.S. Treasury yields, that the overall capital markets are pricing in stronger rent growth and higher long term occupancy levels, especially so in the grocery-anchored sector. In addition, due to some investor concern over retail in general, that allocation of capital into retail has been largely focused away from other retail product types and into the grocery-anchored sector. The result of this is that increased capital flows moving into the grocery-anchored sector has investors willing to accept lower yields to do so, thus putting upward pressure on prices for attractive acquisition opportunities inside our grocery-anchored strategy.

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

Preferred Office Properties

                The office investment market continues to post healthy fundamentals across our current and target footprint, where we are primarily focused on high growth, non-“Gateway” markets. Due to banking reforms and conservative behavior among market participants, this cycle has been characterized by a historically low level of speculative office construction which is supporting continued good performance. While rising interest rates may challenge competitors over the coming months, we are uniquely insulated in our current portfolio through long-term leases, few vacancies, long-term fixed rate debt and no sale pressure. In the event of continued interest rate hikes we would expect to see a softening cap rate environment as real estate re-prices, and seek to take advantage of that through property acquisitions.

Critical Accounting Policies
In addition to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant management judgments, assumptions and estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 30 to 50 years for buildings, 5 to 20 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. Accounting Standards Update 2017-01, or ASU 2017-01, which was released in January 2017, changes the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We adopted ASU 2017-01 as of January 1, 2017 and believe our future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing communities will generally qualify as asset acquisitions. Pursuant to ASU 2017-01, certain qualifying acquisition costs will be capitalized and amortized rather than expensed as incurred.
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

Results of Operations

Certain financial highlights of our results of operations for the three-month period ended March 31, 2018 were:

	Three months ended March 31,
(in thousands)	2018	2017	% change

Revenues	$90,370	$66,561	35.8%

Per share data:
Net income (loss) (1)	$(0.14)	$0.54	—

FFO (2)	$0.37	$0.35	5.7%

AFFO	$0.26	$0.27	(3.7)%

Dividends (3)	$0.25	$0.22	13.6%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and AFFO are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

•
For the first quarter 2018, our FFO payout ratio to Common Stockholders and Unitholders was approximately 68.5% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 57.0%.(A)

•
For the first quarter 2018, our AFFO payout ratio to Common Stockholders and Unitholders was approximately 96.7% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 65.2%.(A)

•
At March 31, 2018, the market value of our common stock was $14.19. A hypothetical investment in our Common Stock in our initial public offering on April 5, 2011, assuming the reinvestment of all dividends and no transaction costs, would have resulted in an average annual return of approximately 17.3% through March 31, 2018.

•
As of March 31, 2018, our total assets were approximately $3.4 billion compared to approximately $2.5 billion as of March 31, 2017, an increase of approximately $851 million, or approximately 33.4%. This growth was driven primarily by the acquisition of 18 real estate properties (less the sale of two properties) and an increase of approximately $74.1 million of the funded amount of our real estate loan investment portfolio since March 31, 2017.

•	As of March 31, 2018, the average age of our multifamily communities was approximately 5.6 years, which we believe is among the youngest in the multifamily REIT industry.

•	At March 31, 2018, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 53.9%.

•
Cash flow from operations for the quarter ended March 31, 2018 was approximately $31.4 million, an increase of approximately $13.1 million, or 71.9%, compared to approximately $18.3 million for the quarter ended March 31, 2017.

•	For the quarter ended March 31, 2018, our physical occupancy for established multifamily communities was 95.1%.

•
On January 16, 2018, we closed on a real estate loan investment of up to $3.5 million in support of a mixed-use project in North Augusta, South Carolina. On February 13, 2018, we closed on a real estate loan investment of up to $137.6 million in support of a 551-unit multifamily community in San Jose, California.

•
On March 20, 2018, we sold our oldest multifamily community, Lake Cameron, which is located in Raleigh, North Carolina for approximately $43.5 million, which resulted in an average annual return of 19% from January 23, 2013, the date the property was acquired.

•
Remediation of property damages due to Hurricane Harvey at our Stone Creek multifamily community located in Port Arthur, Texas is progressing on schedule, and we anticipate full completion by May 2018. For the three-month period ended March 31, 2018, rental revenues decreased approximately $252,000 due to lost rents. During the first quarter, we received proceeds from our insurance company of $588,000 for lost rents, which has been reflected in income for the first quarter 2018. We expect to record a full recovery of the remainder of lost revenues upon settlement with our insurance carrier and receipt of funds later in 2018.

(A) We calculate the AFFO payout ratio to Common Stockholders as the ratio of Common Stock dividends and distributions to preferred stockholders to AFFO. We calculate the AFFO payout ratio to preferred stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and AFFO. Since our operations resulted in a net loss from continuing operations for the periods presented, a payout ratio based on net loss is not calculable.

Acquisitions of Properties

During the first quarter 2018, we acquired the following properties:

Property	Location (MSA)	Units	Leasable square feet

Multifamily communities:
The Lux at Sorrel	Jacksonville, FL	265	n/a
Green Park	Atlanta, GA	310	n/a

Office buildings:
Armour Yards	Atlanta, GA	n/a	187,000

Real Estate Assets

	Owned as of March 31, 2018	Potential additions from real estate loan investment portfolio (1)	Potential total
Multifamily communities:
Properties	31	15	46
Units	9,768	4,378	14,146
Grocery-anchored shopping centers:
Properties	39	—	39
Gross leasable area (square feet)	4,055,714	—	4,055,714
Student housing properties:
Properties	4	6	10
Units	891	1,457	2,348
Beds	2,950	4,145	7,095
Office buildings:
Properties	5	—	5
Rentable square feet	1,539,000	—	1,539,000

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

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
Encore	Atlanta, GA	339	9/30/2018	12/31/2018
Palisades	Northern VA	304	1/1/2019	5/31/2019
Fusion	Irvine, CA	280	10/1/2018	1/1/2019
Bishop Street	Atlanta, GA	232	10/1/2018	12/31/2018
Hidden River	Tampa, FL	300	9/1/2018	12/31/2018
CityPark II	Charlotte, NC	200	9/30/2018	12/31/2018
Park 35 on Clairmont	Birmingham, AL	271	S + 90 days (2)	S + 150 days (2)
Fort Myers	Fort Myers, FL	224	S + 90 days (2)	S + 150 days (2)
Wiregrass	Tampa, FL	392	S + 90 days (2)	S + 150 days (2)
360 Forsyth	Atlanta, GA	356	S + 90 days (2)	S + 150 days (2)
Morosgo	Atlanta, GA	258	S + 90 days (2)	S + 150 days (2)
University City Gateway	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
Berryessa	San Jose, CA	551	N/A	N/A
Brentwood	Nashville, TN	301	N/A	N/A
North Augusta Ballpark	North Augusta, SC	32	N/A	N/A

Student housing properties:
Haven 12	Starkville, MS	152	4/1/2019	6/30/2019
Haven46	Tampa, FL	158	11/1/2018	1/31/2019
Haven Northgate	College Station, TX	427	10/1/2018	12/31/2018
Lubbock II	Lubbock, TX	140	11/1/2018	1/31/2019
Haven Charlotte	Charlotte, NC	332	12/1/2019	2/28/2020
Solis Kennesaw	Atlanta, GA	248	(3)	(3)

		5,835

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio. The Berryessa and North Augusta Ballpark projects do not include exclusive purchase options, but we hold a Right of First Offer on these projects at prices acceptable to us and the developer. The Brentwood project is a land acquisition bridge loan and does not include any exclusive purchase right as of March 31, 2018.

(2) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(3) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2019 and end on December 31, 2019.

Three Months Ended March 31, 2018 compared to 2017

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months ended March 31, 2018 versus 2017, as summarized in the tables below:

Preferred Apartment Communities, Inc.	Three months ended March 31,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$64,077	$45,363	$18,714	41.3%
Other property revenues	11,728	8,436	3,292	39.0%
Interest income on loans and notes receivable	10,300	7,948	2,352	29.6%
Interest income from related parties	4,265	4,814	(549)	(11.4)%
Total revenues	90,370	66,561	23,809	35.8%

Operating expenses:
Property operating and maintenance	8,805	6,539	2,266	34.7%
Property salary and benefits reimbursement to related party	3,899	3,028	871	28.8%
Property management fees	2,756	1,902	854	44.9%
Real estate taxes	9,975	7,904	2,071	26.2%
General and administrative	1,841	1,505	336	22.3%
Equity compensation to directors and executives	1,135	873	262	30.0%
Depreciation and amortization	40,616	24,826	15,790	63.6%
Acquisition and pursuit costs	—	9	(9)	—
Asset management fees to related parties	6,241	4,513	1,728	38.3%
Insurance, professional fees and other expenses	1,445	1,291	154	11.9%
Total operating expenses	76,713	52,390	24,323	46.4%
Contingent asset management and general and administrative
expense fees	(1,220)	(175)	(1,045)	597.1%
Net operating expenses	75,493	52,215	23,278	44.6%

Operating income	14,877	14,346	531	3.7%
Interest expense	20,968	15,009	5,959	39.7%
Net (loss) before gain on real estate	(6,091)	(663)	(5,428)	818.7%
Gain on sale of real estate, net of disposition expenses	20,354	30,724	(10,370)	(33.8)%
Net income	$14,263	$30,061	$(15,798)	(52.6)%

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three months ended March 31, 2018 and 2017 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three months ended March 31,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$12,963	$9,782	$3,181	32.5%
Other property revenues	4,456	3,223	1,233	38.3%
Interest income on loans and notes receivable	496	430	66	15.3%
Total revenues	17,915	13,435	4,480	33.3%

Operating expenses:
Property operating and maintenance	1,647	1,321	326	24.7%
Property management fees	728	450	278	61.8%
Real estate taxes	2,568	1,964	604	30.8%
General and administrative	147	136	11	8.1%
Equity compensation to directors and executives	148	104	44	42.3%
Depreciation and amortization	8,880	7,041	1,839	26.1%
Acquisition and pursuit costs	—	25	(25)	(100.0)%
Asset management fees to related parties	1,316	1,015	301	29.7%
Insurance, professional fees and other expenses	231	204	27	13.2%
Total operating expenses	15,665	12,260	3,405	27.8%
Contingent asset management and general and administrative
expense fees	(67)	(22)	(45)	204.5%
Net operating expenses	15,598	12,238	3,360	27.5%

Operating income	2,317	1,197	1,120	93.6%
Interest expense	4,356	3,330	1,026	30.8%
Net loss	$(2,039)	$(2,133)	$94	(4.4)%

Recent acquisitions

Our acquisitions of the following real estate assets since January 1, 2017 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month period ended March 31, 2018 versus 2017.

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
3/3/17	Broadstone at Citrus Village	Tampa, FL	296	n/a	n/a
3/24/17	Retreat at Greystone	Birmingham, AL	312	n/a	n/a
3/31/17	Founders Village	Williamsburg, VA	247	n/a	n/a
4/26/17	Claiborne Crossing	Louisville, KY	242	n/a	n/a
7/26/17	Luxe at Lakewood Ranch	Sarasota, FL	280	n/a	n/a
9/27/17	Adara Overland Park	Kansas City, KS	260	n/a	n/a
9/29/17	Aldridge at Town Village	Atlanta, GA	300	n/a	n/a
9/29/17	The Reserve at Summit Crossing	Atlanta, GA	172	n/a	n/a
11/21/17	Overlook at Crosstown Walk	Tampa, FL	180	n/a	n/a
12/20/17	Colony at Centerpointe	Richmond, VA	255	n/a	n/a
1/9/18	The Lux at Sorrel	Jacksonville, FL	265	n/a	n/a
2/28/18	Green Park	Atlanta, GA	310	n/a	n/a

	Grocery-anchored shopping centers:
4/21/17	Castleberry-Southard	Atlanta, GA	n/a	n/a	80,018
6/6/17	Rockbridge Village	Atlanta, GA	n/a	n/a	102,432
7/26/17	Irmo Station	Columbia, SC	n/a	n/a	99,384
8/25/17	Maynard Crossing	Raleigh, NC	n/a	n/a	122,781
9/8/17	Woodmont Village	Atlanta, GA	n/a	n/a	85,639
9/22/17	West Town Market	Charlotte, NC	n/a	n/a	67,883
11/30/17	Roswell Wieuca Shopping Center	Atlanta, GA	n/a	n/a	74,370
12/5/17	Crossroads Market	Naples, FL	n/a	n/a	126,895

	Student housing properties:
2/28/17	SoL	Tempe, AZ	224	639	n/a
10/27/17	Stadium Village (1)	Atlanta, GA	198	792	n/a
12/18/17	Ursa (1)	Waco, TX	250	840	n/a

	Office properties:
11/13/17	Westridge at La Cantera	San Antonio, TX	n/a	n/a	258,000
1/29/18	Armour Yards	Atlanta, GA	n/a	n/a	187,000

			3,791	2,271	1,204,402

	(1) The Company acquired and owns an approximate 99% equity interest in a joint venture which owns both Stadium Village and Ursa.

For property level revenues and operating expenses presented in this discussion, multifamily and student housing communities acquired during 2011 - 2016 will include our multifamily established communities same store population in addition to the results of our student housing property acquired during that period and multifamily communities acquired prior to 2017 which are undergoing renovations or significant capital projects, are adding additional phases, or have not yet become stabilized.

Rental Revenues

Rental revenue increased due primarily to properties acquired since January 1, 2017, as shown in the following table:

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Rental revenues	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$13,935	74.5%
Acquired during 2011-2016	1,171	6.3%
Properties sold	(2,388)	(12.8)%
New Market Properties	3,181	17.0%
Preferred Office Properties	2,815	15.0%

Total	$18,714	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in other property revenues for the three-month period ended March 31, 2018 versus 2017 were similarly due to the acquisitions listed above.

Interest income from our real estate loan investments increased substantially for the three-month period ended March 31, 2018 versus 2017, primarily due to higher loan balances on real estate loan investments, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amount outstanding on our portfolio of real estate loan investments increased to approximately $415.1 million at March 31, 2018 from $341.0 million at March 31, 2017. The total commitment amount of our real estate loan investment portfolio increased from approximately $400.8 million at March 31, 2017 to $559.1 million at March 31, 2018.

We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

Property operating and maintenance expense

Expenses to operate and maintain our properties rose primarily due to the incremental costs brought on by property acquisitions listed previously, as summarized in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Property operating and maintenance	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$2,258	99.6%
Acquired during 2011-2016	(75)	(3.3)%
Properties sold	(401)	(17.7)%
New Market Properties	326	14.4%
Preferred Office Properties	158	7.0%

Total	$2,266	100.0%

Property salary and benefits reimbursement to related party

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by property acquisitions listed previously, as summarized in the following table.

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Property salary and benefits reimbursement	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$1,250	143.5%
Acquired during 2011-2016	(159)	(18.3)%
Properties sold	(258)	(29.6)%
Preferred Office Properties	38	4.4%

Total	$871	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are generally 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. Property management fees for office building assets are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. The increases were primarily due to property acquisitions listed previously, as summarized in the following table.

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Property management fees	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$602	70.5%
Acquired during 2011-2016	9	1.1%
Properties sold	(120)	(14.1)%
New Market Properties	278	32.5%
Preferred Office Properties	85	10.0%

Total	$854	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by property acquisitions listed previously, as summarized in the following table.

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Real estate taxes	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$1,918	92.5%
Acquired during 2011-2016	(388)	(18.7)%
Properties sold	(529)	(25.5)%
New Market Properties	604	29.2%
Preferred Office Properties	466	22.5%

Total	$2,071	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues. During the first quarter 2018, we received property tax refunds and made downward accrual revisions for several multifamily communities that were acquired between 2011 and 2016.

General and Administrative

The increase was primarily due to higher franchise and net worth taxes, and administrative expenses related to property acquisitions listed previously, as summarized in the following table.

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
General and administrative expense	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$273	81.3%
Acquired during 2011-2016	(54)	(16.1)%
Properties sold	(52)	(15.5)%
New Market Properties	11	3.3%
Preferred Office Properties	158	47.0%

Total	$336	100.0%

The reduction in general and administrative expense for multifamily communities acquired prior to 2017 was due to an annual managers' conference which was held during the first quarter 2017. The 2018 conference is to be held during the second quarter of 2018.

Equity compensation to directors and executives

Expenses recorded for equity compensation awards increased primarily due to expansions of Class B Unit awards in 2018, the details of which are presented in Note 8 to the Consolidated Financial Statements.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Depreciation and amortization	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$14,952	94.7%
Acquired during 2011-2016	(2,219)	(14.0)%
Properties sold	(609)	(3.9)%
New Market Properties	1,839	11.6%
Preferred Office Properties	1,827	11.6%

Total	$15,790	100.0%

The decrease in depreciation and amortization expense for multifamily communities acquired during 2011 - 2016 was due to higher amortization of intangible assets recorded during the first quarter 2017 related to properties acquired during late 2016. These intangible assets were fully amortized during 2017.

Asset management fees and general and administrative expense fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquired office buildings, grocery-anchored shopping centers and multifamily communities listed previously, as summarized in the following table, as well as by the previously-described expansion of our real estate loan investment portfolio from March 31, 2017 to March 31, 2018.

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Revenues	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$15,162	63.7%
Acquired during 2011-2016	1,287	5.4%
Properties sold	(2,663)	(11.2)%
New Market Properties	4,480	18.8%
Preferred Office Properties	3,806	16.0%
Other	1,737	7.3%
	.
Total	$23,809	100.0%

Insurance, professional fees and other expenses

The increase consisted of:

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Insurance, professional fees, and other expenses	Amount	Percent of increase
Audit and tax fees	$(41)	(26.6)%
Insurance premiums	150	97.4%
Board of directors fees	43	27.9%
Legal and other professional fees	2	1.3%

Total	$154	100.0%

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

There were no contingent fees realized due to any of the sales of properties for the three-month periods ended March 31, 2018 or 2017.

Interest expense

The increases consisted of:

	Three months ended March 31,
	2018 versus 2017
(in thousands)	Increase
Interest expense	Amount	Percent of increase
Multifamily and student housing communities:
Acquired during 2017-2018	$4,870	81.7%
Acquired during 2011-2016	428	7.2%
Properties sold	(557)	(9.3)%
New Market Properties	1,026	17.2%
Preferred Office Properties	864	14.5%
Other	(672)	(11.3)%

Total	$5,959	100.0%

Gain on sale of real estate

We recognized a gain on the sale of the Lake Cameron multifamily community of approximately $20.4 million during the first quarter 2018. The combined gain of approximately $30.7 million during the first quarter 2017 was related to the sales of the Sandstone Creek and Ashford Park multifamily communities.

Definitions of Non-GAAP Measures

We disclose FFO and AFFO, both of which meet the definition of a “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why the Company believes that presentation of these measures provides useful information to investors. Neither FFO nor AFFO should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further FFO and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements. FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

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
• amortization of loan closing costs;
• losses on debt extinguishments or refinancing costs;
• weather-related property operating losses;
• amortization of loan coordination fees paid to the Manager;
• depreciation and amortization of non-real estate assets;
• net loan fees received;
• accrued interest income received;
• deemed dividends on preferred stock redemptions;
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

Reconciliation of FFO and AFFO
to Net Income (Loss) Attributable to Common Stockholders (A)
		Three months ended March 31,
(In thousands, except per-share figures)		2018	2017

Net (loss) income attributable to common stockholders (See note 1)		$(5,636)	$14,675

Add:	Depreciation of real estate assets	27,712	18,131
	Amortization of acquired real estate intangible assets and deferred leasing costs	12,591	6,532
	Income attributable to non-controlling interests (See note 2)	380	999
Less:	Gain on sale of real estate	(20,354)	(30,724)
FFO		14,693	9,613

Add:	Acquisition and pursuit costs	—	9
	Loan cost amortization on acquisition term note (See note 3)	25	27
	Amortization of loan coordination fees paid to the Manager (See note 4)	476	356
	Mortgage loan refinancing and extinguishment costs	41	—
	Weather-related property operating losses (See note 5)	(260)	—
	Non-cash equity compensation to directors and executives	1,135	873
	Amortization of loan closing costs (See note 6)	1,045	798
	Depreciation/amortization of non-real estate assets	313	163
	Net loan fees received (See note 7)	800	—
	Accrued interest income received (See note 8)	1,343	2,524
	Deemed dividends from cash redemptions of preferred stock	318	—
	Non-cash dividends on Series M Preferred Stock	106	—
	Amortization of lease inducements (See note 9)	257	—
Less:	Non-cash loan interest income (See note 8)	(4,932)	(4,299)
	Cash paid for loan closing costs	(391)	—
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 10)	(3,189)	(1,817)
	Amortization of deferred revenues (See note 11)	(497)	—
	Normally recurring capital expenditures and leasing costs (See note 12)	(874)	(846)

AFFO		$10,409	$7,401

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$9,802	$5,971
	Distributions to Unitholders (See note 2)	268	198
	Total	$10,070	$6,169

Common Stock dividends and Unitholder distributions per share		$0.25	$0.22

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.37	$0.35
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.26	$0.27

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	39,098	26,936
	Class A Units	1,070	926
	Common Stock and Class A Units	40,168	27,862

	Diluted Common Stock and Class A Units (B)	41,226	28,786

Actual shares of Common Stock outstanding, including 6 and 8 unvested shares
of restricted Common Stock at March 31, 2018 and 2017, respectively		39,215	27,193
Actual Class A Units outstanding at March 31, 2018 and 2017, respectively.		1,070	903
	Total	40,285	28,096

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.66% weighted average non-controlling interest in the Operating Partnership for the three-month period ended March 31, 2018.

(B) Since our FFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders, excluding any gains from sales of real estate assets.

See Notes to Reconciliation of FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Notes to Reconciliations of FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter ended March 31, 2018 include activity for the two multifamily communities and one office building acquired during the quarter only from their respective dates of acquisition. In addition, the first quarter 2018 period includes a full quarter of activity for the six multifamily communities, eight grocery-anchored shopping centers, two student housing properties and one office building acquired during the second, third and fourth quarters 2017. Rental and other property revenues and expenses for the first quarter 2017 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 1,070,103 Class A Units as of March 31, 2018. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.67% and 3.32% for the three-month periods ended March 31, 2018 and 2017, respectively.

3)
We incurred loan closing costs for the $11 million term note, which we used to finance the acquisition of our Anderson Central grocery-anchored shopping center, and on our $200 million acquisition revolving credit facility, or Acquisition Facility, which is used to finance acquisitions of multifamily communities and student housing communities. The costs to establish these instruments were deferred and amortized over the lives of the instruments. The amortization expense of these deferred costs is an additive adjustment in the calculation of AFFO.

4)
As of January 1, 2016, we pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. Loan coordination fees were introduced to reflect the administrative effort involved in arranging debt financing for acquired properties. The portion of the loan coordination fees paid up until July 1, 2017 attributable to the financing were amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Beginning effective July 1, 2017, the loan coordination fee was lowered from 1.6% to 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing. All of the loan coordination fees paid to our Manager subsequent to July 1, 2017 are amortized over the life of the debt. At March 31, 2018, aggregate unamortized loan coordination fees were approximately $12.4 million, which will be amortized over a weighted average remaining loan life of approximately 10.5 years.

5)
We sustained weather-related operating losses due to Hurricane Harvey at our Stone Creek multifamily community during the first quarter 2018; these costs are added back to FFO in our calculation of AFFO. Included in these adjustments are the receipt from our insurance carrier during the first quarter 2018 of claims proceeds for lost rental revenues incurred during the third and fourth quarters of 2017 that totaled approximately $588,000, which was recognized in our statements of operations for the first quarter 2018.

6)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. On March 23, 2018, but effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At March 31, 2018, aggregate unamortized loan costs were approximately $19.8 million, which will be amortized over a weighted average remaining loan life of approximately 7.9 years.

7)
We receive loan origination fees in conjunction with the origination of certain real estate loan investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received after the payment of loan origination fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the amortized non-cash income is a deduction in the calculation of AFFO. Over the lives of certain loans, we accrue additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. This non-cash interest income is subtracted from FFO in our calculation of AFFO.

8)
This adjustment reflects the receipt during the periods presented of additional interest income (described in note 7 above) which was earned and accrued prior to those periods presented on various real estate loans.

9)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At March 31, 2018, the balance of unamortized below-market lease intangibles was approximately $39.0 million, which will be recognized over a weighted average remaining lease period of approximately 9.4 years.

11)	This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

12)
We deduct from FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures. See Capital Expenditures, Grocery-Anchored Shopping Center Portfolio, and Office Buildings Portfolio sections for definitions of these terms.

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly related to our portfolio of multifamily communities, grocery-anchored shopping centers and office buildings (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities, grocery-anchored shopping centers and office buildings;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders;

•	cash redemptions that we may pay to our preferred stockholders; and

•	committed investments.

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a syndicated revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $150.0 million pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. On March 23, 2018, but effective as of April 13, 2018, the maximum borrowing capacity was increased to $200.0 million pursuant to an accordion feature. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. At March 31, 2018, we had a balance owed of $13.2 million under the Revolving Line of Credit. Interest expense on the Revolving Line of Credit was approximately $0.7 million (excluding deferred loan cost amortization of approximately $0.2 million) and the weighted average interest rate was 4.87% for the three-month period ended March 31, 2018.
On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrued interest at a rate of LIBOR plus 2.5% per annum and was repaid and extinguished during the first quarter 2018.

On March 29, 2018, the Company refinanced the mortgage on its Sol student housing property.  A short-term bridge loan was used to replace the mortgage being held on the Acquisition Facility.  The mortgage principal balance of approximately $37.5 million remained the same under the new financing arrangement, and the existing variable interest rate decreased 10 basis points, to 210 basis points over LIBOR.  As a result of the refinance, the Company incurred expenses of approximately $41,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2018, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

Our net cash provided by operating activities for the three-month periods ended March 31, 2018 and 2017 was approximately $31.4 million and $18.3 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the real estate assets acquired subsequent to January 1, 2017 and an increase in cash collections of interest income from our larger portfolio of real estate loans and notes.

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

Our net cash used in investing activities was approximately $157.1 million and $71.5 million for the three-month periods ended March 31, 2018 and 2017, respectively. Disbursements for property acquisitions were approximately $170.1 million during the 2018 period and approximately $165.8 million during the 2017 period, partially offset by the receipt of approximately $107.7 million from the sales of our Sandstone Creek and Ashford Park multifamily communities. Disbursements for real estate loans, net of repayments, were approximately $21.5 million during the 2018 period and approximately $7.7 million during the 2017 period.

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

For the three-month period ended March 31, 2018, our capital expenditures our capital expenditures for our multifamily communities and student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit figures)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$99	$37.50	$1	$0.43	$100	$37.93
Carpets	278	105.23	—	—	278	105.23
Wood / vinyl flooring	54	20.55	—	—	54	20.55
Mini blinds and ceiling fans	14	5.32	—	—	14	5.32
Fire safety	4	1.43	13	4.85	17	6.28
HVAC	38	14.38	—	—	38	14.38
Computers, equipment, misc.	24	9.05	47	17.64	71	26.69
Elevators	—	—	5	2.01	5	2.01
Leasing office and other common amenities	1	0.40	93	35.33	94	35.73
Major structural projects	6	2.34	93	35.10	99	37.44
Cabinets and counter top upgrades	—	—	292	110.46	292	110.46
Landscaping and fencing	—	—	27	10.26	27	10.26
Parking lot	—	—	47	17.85	47	17.85
Common area items	—	—	5	1.77	5	1.77
Totals	$518	$196.20	$623	$235.70	$1,141	$431.90

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the three-month period ended March 31, 2018 totaled $296,000. Second-generation capital expenditures exclude those expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office building portfolio for the three-month period ended March 31, 2018 totaled $60,000. Second-generation capital expenditures exclude those expenditures made in our office building portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), (iii) for property re-developments and repositionings and (iv) for building improvements that are recoverable from future operating cost savings.

Net cash provided by financing activities was approximately $120.0 million and $52.3 million for the three-month periods ended March 31, 2018, and 2017, respectively. During the 2018 period, our significant financing cash sources were approximately $123.3 million of net proceeds from the mortgage financing transactions and approximately $87.5 million of net proceeds from our offerings of our Preferred Stock units. During the 2017 period, our significant financing cash sources were approximately $104.3 million of net proceeds from the mortgage financing transactions and approximately $69.0 million of net proceeds from our offerings of our Preferred Stock units. Our significant uses of cash for financing activities during the 2018 period were $27.3 million for repayments of mortgage loan indebtedness and $28.6 million of net repayments on our revolving line of credit. Our significant uses of cash for financing activities during the 2017 period were $67.1 million for repayments of mortgage loan indebtedness and $30.5 million of net repayments on our revolving line of credit.

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

Our first quarter 2018 Common Stock dividend declaration of $0.25 per share represented an overall increase of 100.0% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 14.9% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three-month period ended March 31, 2018, our aggregate dividends and distributions totaled approximately $29.6 million. Our cash flows from operating activities of approximately $31.4 million were sufficient to fund our cash dividend distributions for the three-month period ended March 31, 2018. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

Aggregate offering expenses, including selling commissions and dealer manager fees, are capped at 11.5% of the aggregate gross proceeds of the $1.5 Billion Unit Offering, of which we will reimburse our Manager up to 1.5% of the gross proceeds of these offerings for all organization and offering expenses incurred, excluding selling commissions and dealer manager fees; however, upon approval by the conflicts committee of our board of directors, we may reimburse our Manager for any such expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority.

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

The Company has filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through the sales agents identified in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Credit Facility and (b) for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. No sales were made pursuant to the 2016 ATM Offering during the three months ended March 31, 2018.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of March 31, 2018, our outstanding debt (both secured and unsecured) was approximately 51.1% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at March 31, 2018. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of March 31, 2018, we had long term mortgage indebtedness of approximately $1.9 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of March 31, 2018, we had approximately $19.7 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had 883,260 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2018, a total of 450,978 Warrants had been exercised into 9,019,560 shares of Common stock and a remaining 883,260 Warrants are outstanding as of March 31, 2018, with exercise prices ranging from $9.71 to $26.34 per share. If all the Warrants outstanding at March 31, 2018 became exercisable and were exercised, gross proceeds to us would be approximately $314.3 million and we would as a result issue an additional 17,665,200 shares of Common Stock.

Contractual Obligations

As of March 31, 2018, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 1.88% at March 31, 2018, our estimated future required payments on these instruments were:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$520,150	$73,625	$126,181	$106,805	$213,539
Principal	1,907,974	147,359	251,703	377,808	1,131,104
Line of Credit:
Interest	42	42	—	—	—
Principal	13,200	13,200
Total	$2,441,366	$234,226	$377,884	$484,613	$1,344,643

In addition, we had unfunded real estate loan balances totaling approximately $144.0 million at March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of March 31, 2018, we have variable rate mortgages on our Avenues at Creekside, Citi Lakes, Royal Lakes Marketplace, Baldwin Park, Cherokee Plaza, Champions Village, SoL, and Ursa properties with a principal amount of approximately $291.4 million. The Citi Lakes and Avenues at Creekside mortgages have LIBOR effectively capped at 5.0% and 4.33% (all-in rates of 6.6% and 6.5%) under Freddie Mac's capped adjustable-rate mortgage program. The Royal Lakes Marketplace, Cherokee Plaza and Champions Village mortgages of $9.7 million, $25.2 million and $27.4 million, respectively, are uncapped. Our Revolving Line of Credit accrued interest at a spread of 3.25% over LIBOR as of March 31, 2018; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2018, would increase by approximately $2.7 million on an annualized basis, or decrease by approximately $2.7 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 1.88% at March 31, 2018, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2018, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor our subsidiaries nor, to our knowledge, our Manager is currently subject to any legal proceedings that we or our Manager consider to be material. To our knowledge, none of our communities are currently subject to any legal proceeding that we consider material.

Item 1A.	Risk Factors

There have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2017 that was filed with the SEC on March 1, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX
Exhibit Number		Description
12.1	*	Statements Re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	*	Certification of Daniel M. DuPree, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Michael J. Cronin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) Consolidated balance sheets at March 31, 2018 and December 31, 2017, (ii) consolidated statements of operations for the three months ended March 31, 2018 and 2017, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed or Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 3, 2018	By:	/s/ Daniel M. DuPree
Daniel M. DuPree
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	By:	/s/ Michael J. Cronin
Michael J. Cronin
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)