Form 10-Q
period 2018-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2018-08-03
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of July 26, 2018 was 40,038,578.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	June 30, 2018	December 31, 2017
Assets

Real estate
Land	$470,014	$406,794
Building and improvements	2,345,033	2,043,853
Tenant improvements	84,988	63,425
Furniture, fixtures, and equipment	255,096	210,779
Construction in progress	18,546	10,491
Gross real estate	3,173,677	2,735,342
Less: accumulated depreciation	(222,785)	(172,756)
Net real estate	2,950,892	2,562,586
Real estate loans, net of deferred fee income	314,440	255,345
Real estate loans to related parties, net	59,768	131,451
Total real estate and real estate loan investments, net	3,325,100	2,949,382

Cash and cash equivalents	21,303	21,043
Restricted cash	53,982	51,969
Notes receivable	9,400	17,318
Note receivable and revolving line of credit due from related party	27,956	22,739
Accrued interest receivable on real estate loans	32,126	26,865
Acquired intangible assets, net of amortization of $96,660 and $73,521	99,878	102,743
Deferred loan costs on Revolving Line of Credit, net of amortization of $406 and $1,153	1,353	1,385
Deferred offering costs	7,876	6,544
Tenant lease inducements, net of amortization of $1,021 and $452	18,827	14,425
Tenant receivables (net of allowance of $742 and $715) and other assets	43,752	37,957
Variable Interest Entity ("VIE") assets from mortgage-backed pool, at fair value	266,673	—

Total assets	$3,908,226	$3,252,370

Liabilities and equity

Liabilities
Mortgage notes payable, net of deferred loan costs and	$1,998,514	$1,776,652
mark-to-market adjustment of $37,378 and $35,397
Revolving line of credit	38,500	41,800
Term note payable, net of deferred loan costs of $0 and $6	—	10,994
Real estate loan participation obligation	10,920	13,986
Unearned purchase option termination fees	10,234	—
Deferred revenue	34,352	27,947
Accounts payable and accrued expenses	43,573	31,253
Accrued interest payable	5,998	5,028
Dividends and partnership distributions payable	17,338	15,680
Acquired below market lease intangibles, net of amortization of $11,014 and $8,095	40,350	38,857
Security deposits and other liabilities	13,091	9,407
VIE liabilities from mortgage-backed pool, at fair value	261,879	—
Total liabilities	2,474,749	1,971,604

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 1,463 and 1,250 shares issued; 1,418 and 1,222
shares outstanding at June 30, 2018 and December 31, 2017, respectively	14	12
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 29 and 15 shares issued and outstanding
at June 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized;
39,726 and 38,565 shares issued and outstanding at
June 30, 2018 and December 31, 2017, respectively	397	386
Additional paid-in capital	1,430,713	1,271,040
Accumulated earnings (deficit)	—	4,449
Total stockholders' equity	1,431,124	1,275,887
Non-controlling interest	2,353	4,879
Total equity	1,433,477	1,280,766

Total liabilities and equity	$3,908,226	$3,252,370

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per-share figures)	2018	2017	2018	2017
Revenues:
Rental revenues	$66,199	$48,241	$130,276	$93,605
Other property revenues	12,158	8,821	23,886	17,257
Interest income on loans and notes receivable	13,658	8,490	23,958	16,438
Interest income from related parties	4,374	5,338	8,639	10,152
Total revenues	96,389	70,890	186,759	137,452

Operating expenses:
Property operating and maintenance	10,107	7,198	18,912	13,737
Property salary and benefits (including reimbursements of $3,930, $3,018,
$7,539 and $5,795 to related party)	4,228	3,219	8,127	6,247
Property management fees (including $2,156, $1,571
$4,260 and $3,006 to related parties)	2,776	2,061	5,532	3,963
Real estate taxes	10,063	7,680	20,038	15,584
General and administrative	1,957	1,654	3,798	3,159
Equity compensation to directors and executives	950	871	2,085	1,744
Depreciation and amortization	42,095	28,457	82,711	53,283
Acquisition and pursuit costs	—	5	—	14
Asset management fees to related party	6,621	4,864	12,862	9,377
Insurance, professional fees and other expenses	2,008	1,377	3,453	2,669
Total operating expenses	80,805	57,386	157,518	109,777

Waived asset management and general and administrative expense fees	(1,429)	(171)	(2,649)	(346)

Net operating expenses	79,376	57,215	154,869	109,431

Operating income	17,013	13,675	31,890	28,021
Interest expense	22,347	16,398	43,315	31,406
Change in fair value of net assets of consolidated VIE
from mortgage-backed pool	54	—	54	—
Loss on extinguishment of debt	—	888	—	888

Net (loss) before gain on sale of real estate	(5,280)	(3,611)	(11,371)	(4,273)
Gain on sale of real estate, net of disposition expenses	2	6,915	20,356	37,639
Net (loss) income	(5,278)	3,304	8,985	33,366

Consolidated net income (loss) attributable to non-controlling interests	140	(97)	(240)	(1,096)

Net (loss) income attributable to the Company	(5,138)	3,207	8,745	32,270

Dividends declared to preferred stockholders	(20,924)	(15,235)	(40,441)	(29,621)
Earnings attributable to unvested restricted stock	(6)	(6)	(8)	(8)

Net (loss) income attributable to common stockholders	$(26,068)	$(12,034)	$(31,704)	$2,641

Net (loss) income per share of Common Stock available
to common stockholders, basic and diluted	$(0.66)	$(0.40)	$(0.81)	$0.09

Dividends per share declared on Common Stock	$0.255	$0.235	$0.505	$0.455

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	39,383	29,894	39,241	28,423

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the six-month periods ended June 30, 2018 and 2017
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2018	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766
Issuance of Units	2	—	210,842	—	210,844	—	210,844
Issuance of mShares	—	—	13,569	—	13,569	—	13,569
Redemptions of Series A Preferred Stock	—	4	(9,063)	—	(9,059)	—	(9,059)
Exercises of warrants	—	6	8,371	—	8,377	—	8,377
Syndication and offering costs	—	—	(21,201)	—	(21,201)	—	(21,201)
Equity compensation to executives and directors	—	—	278	—	278	—	278
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	1	850	—	851	(851)	—
Current period amortization of Class B Units	—	—	—	—	—	1,807	1,807
Net income	—	—	—	8,745	8,745	240	8,985
Reallocation adjustment to non-controlling interests	—	—	3,180	—	3,180	(3,180)	—
Distributions to non-controlling interests	—	—	—	—	—	(542)	(542)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(26,772)	(12,965)	(39,737)	—	(39,737)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(475)	(229)	(704)	—	(704)
Dividends to common stockholders ($0.505 per share)	—	—	(19,906)	—	(19,906)	—	(19,906)
Balance at June 30, 2018	$14	$397	$1,430,713	$—	$1,431,124	$2,353	$1,433,477

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the six-month periods ended June 30, 2018 and 2017
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9	$265	$906,737	$(23,232)	$883,779	$1,481	$885,260
Issuance of Units	2	—	146,846	—	146,848	—	146,848
Redemptions of Series A Preferred Stock	—	3	(3,913)	—	(3,910)	—	(3,910)
Issuance of common stock	—	39	58,345	—	58,384	—	58,384
Exercises of Warrants	—	15	17,677	—	17,692	—	17,692
Syndication and offering costs	—	—	(18,299)	—	(18,299)	—	(18,299)
Equity compensation to executives and directors	—	—	247	—	247	—	247
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	2	1,676	—	1,678	(1,678)	—
Current period amortization of Class B Units	—	—	—	—	—	1,497	1,497
Net income	—	—	—	32,270	32,270	1,096	33,366
Reallocation adjustment to non-controlling interests	—	—	(661)	—	(661)	661	—
Distributions to non-controlling interests	—	—	—	—	—	(411)	(411)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(29,674)	—	(29,674)	—	(29,674)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(89)	—	(89)	—	(89)
Dividends to common stockholders ($0.455 per share)	—	—	(13,510)	—	(13,510)	—	(13,510)
Balance at June 30, 2017	$11	$324	$1,065,382	$9,038	$1,074,755	$2,646	$1,077,401

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(In thousands)	2018	2017
Operating activities:
Net income	$8,985	$33,366
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	82,711	53,283
Amortization of above and below market leases	(2,387)	(1,562)
Deferred revenues and fee income amortization	(2,154)	(804)
Purchase option termination income amortization	(2,236)	—
Amortization of market discount on assumed debt and lease incentives	699	92
Deferred loan cost amortization	3,279	2,650
(Increase) in accrued interest income on real estate loans	(5,261)	(2,976)
Change in fair value of net assets of consolidated VIE	(54)	—
Equity compensation to executives and directors	2,085	1,744
Gain on sale of real estate	(20,356)	(37,639)
Cash received for purchase option terminations	5,100	—
Loss on extinguishment of debt	—	888
Mortgage interest received from consolidated VIE	861	—
Mortgage interest paid to other participants of consolidated VIE	(861)	—
Other	—	189
Changes in operating assets and liabilities:
Increase in tenant receivables and other assets	(1,718)	(3,619)
Inrease in tenant lease incentives	(4,972)	(7,239)
Increase in accounts payable and accrued expenses	7,474	4,137
Increase (decrease) in accrued interest, prepaid rents and other liabilities	1,968	(160)
Net cash provided by operating activities	73,163	42,350

Investing activities:
Investments in real estate loans	(117,771)	(70,320)
Repayments of real estate loans	130,185	9,866
Notes receivable issued	(716)	(3,729)
Notes receivable repaid	8,640	1,967
Note receivable issued to and draws on line of credit by related parties	(24,093)	(14,979)
Repayments of line of credit by related parties	18,652	14,254
Loan origination fees received	2,422	835
Loan origination fees paid to Manager	(1,211)	(417)
Investment in mortgage-backed securities	(4,739)	—
Mortgage principal received from consolidated VIE from mortgage-backed pool	171	—
Mortgage principal paid to other participants of consolidated VIE from mortgage-backed pool	(171)	—
Acquisition of properties	(405,870)	(222,435)
Disposition of properties, net	42,269	148,105
Receipt of insurance proceeds for capital improvements	412	—
Additions to real estate assets - improvements	(18,268)	(7,563)
(Deposits) on acquisitions	(1,538)	(920)
Net cash used in investing activities	(371,626)	(145,336)

Financing activities:
Proceeds from mortgage notes payable	211,949	156,280
Payments for mortgage notes payable	(35,231)	(116,053)
Payments for deposits and other mortgage loan costs	(4,359)	(6,039)
Payments for mortgage prepayment costs	—	(817)
Proceeds from real estate loan participants	5	166
Payments to real estate loan participants	(3,664)	(2,467)
Proceeds from lines of credit	237,100	97,000
Payments on lines of credit	(240,400)	(186,000)
Repayment of the Term Loan	(11,000)	—
Proceeds from sales of Units, net of offering costs and redemptions	204,201	132,620
Proceeds from sales of Common Stock	—	56,116
Proceeds from exercises of Warrants	12,374	14,901
Payments for redemptions of preferred stock	(8,994)	(3,921)
Common Stock dividends paid	(19,378)	(11,711)
Preferred stock dividends paid	(39,310)	(28,990)

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

	Six months ended June 30,
(In thousands)	2018	2017
Distributions to non-controlling interests	(489)	(394)
Payments for deferred offering costs	(2,068)	(4,459)
Net cash provided by financing activities	300,736	96,232

Net increase (decrease) in cash, cash equivalents and restricted cash	2,273	(6,754)
Cash, cash equivalents and restricted cash, beginning of period	73,012	67,715
Cash, cash equivalents and restricted cash, end of period	$75,285	$60,961

Supplemental cash flow information:
Cash paid for interest	$38,875	$28,812

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$1,621	$2,132
Writeoff of fully depreciated or amortized assets and liabilities	$245	$387
Writeoff of fully amortized deferred loan costs	$1,331	$—
Lessee-funded tenant improvements, capitalized as landlord assets	$7,490	$16,200
Dividends payable - Common Stock	$10,104	$7,539
Dividends payable - Series A Preferred Stock	$6,952	$5,145
Dividends payable - mShares Preferred Stock	$129	$47
Dividends declared but not yet due and payable	$153	$12
Partnership distributions payable to non-controlling interests	$273	$212
Accrued and payable deferred offering costs	$415	$431
Offering cost reimbursement to related party	$966	$220
Reclass of offering costs from deferred asset to equity	$1,053	$1,752
Proceeds of like-kind exchange funds for dispositions	$—	$31,288
Use of like-kind exchange funds for acquisitions	$—	$31,288
Fair value issuances of equity compensation	$4,972	$4,088
Mortgage loans assumed on acquisitions	$47,125	$57,324
Noncash repayment of mortgages through refinance	$37,485	$65,000

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,303	$13,056
Restricted cash	53,982	47,905
Cash, cash equivalents and restricted cash, end of period	$75,285	$60,961

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2018
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

As of June 30, 2018, the Company had 39,725,664 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 97.4% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 1,070,103 at June 30, 2018 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs, such as its investment in the Freddie Mac Series 2018-ML04 mortgage loan pool, as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

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

2.	Summary of Significant Accounting Policies

Variable Interest Entities

A variable interest entity, or “VIE” is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through the (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company assesses whether it meets the power and benefits criteria and in performing this analysis, the Company considers both qualitative and quantitative factors, including the Company’s ability to control or significantly influence key decisions of the VIE and the obligation or likelihood for the Company to fund operating losses of the VIE. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE. If the Company determines that it meets both the power and benefits criteria of the VIE, the Company is deemed to be the primary beneficiary of the VIE and the Company consolidates the entire VIE entity in its consolidated financial statements. For those VIEs which arise from the Company's investment in mortgage-backed securities and which the Company consolidates, it elects the fair value option, under which the assets and liabilities of the consolidated VIE are carried at fair value. The periodic changes in fair value are included in the earnings of the Company and are reported on the line entitled Change in fair value of net assets of consolidated VIE from mortgage-backed pool on the Company's Consolidated Statements of Operations. See note 4 for discussion related to the Company’s investment in a subordinate tranche of a collateralized mortgage-backed pool during the second quarter 2018 and Note 14 for fair value disclosures related to a consolidated VIE related to this investment.

Purchase Option Terminations

The Company will occasionally receive a purchase option on the underlying property in conjunction with extending a real estate loan investment to the developer of the property. The purchase option is often at a discount to the to-be-agreed-upon market value of the property, once stabilized. If the Company elects not to exercise the purchase option and acquire the property, it may negotiate to sell the purchase option back to the developer and receive a termination fee in consideration. The amount of the termination fee is accounted for as additional interest on the real estate loan investment and is recognized as interest revenue utilizing the effective interest method over the period beginning from the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company adopted the new standard on January 1, 2018 utilizing the modified retrospective transition method with a cumulative effect recognized as of the date of adoption. In addition, the evaluation of non-lease components under ASU 2014-09 will not be effective until Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02") becomes effective (see further discussion below), which will be January 1, 2019 for the Company. The Company has determined that approximately 90% of its consolidated revenues are derived from either long-term leases with its tenants and reimbursement of related property tax and insurance expenses (considered executory costs of leases) or its mezzanine loan interest income, which are excluded from the scope of the ASU 2014-09. Of the remaining approximately 10% of the Company’s revenues, the majority is comprised of common area maintenance ("CAM") reimbursements and utility reimbursements, which are non-lease components. The Company has concluded that the adoption of ASU 2014-09 will have no material effect upon the timing of the recognition of reimbursement revenue and other miscellaneous income. The Company also evaluated its amenity and ancillary services to its multifamily and student housing residents and does not expect the timing and recognition of revenue to change as a result of implementing ASU 2014-09. Additional required disclosures regarding the nature and timing of the Company's revenue transactions will be provided upon adoption of ASU 2016-02. In July 2018, the FASB issued Accounting Standards Update 2018-11 (“ASU 2018-11”), which provides lessors with a practical expedient in combining lease and non-lease components, if certain criteria are met. The Company believes that adoption of the practical expedient will result in changes in presentation and disclosure of revenue being combined into one revenue component, but will have no material effect on the timing of revenue recognition.

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
June 30, 2018
(unaudited)

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

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial instruments carried at amortized cost to be presented at the net amount expected to be collected, utilizing a valuation account which reflects the cumulative net adjustments from the gross amortized cost value. Under existing GAAP, entities would not record a valuation allowance until a loss was probable of occurring. The standard will become effective for the Company on January 1, 2020. The Company is currently evaluating methods of deriving initial valuation accounts to be applied to its real estate loan investment portfolio and is also revising its policies for credit losses on resident and tenant receivables to comply with the expected credit loss model under this guidance. The Company is continuing to evaluate the pending guidance to gauge the materiality of the impact, if any, on its results of operations or financial condition.

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
June 30, 2018
(unaudited)

which is a scope exception under Topic 606. The Company elected to adopt this practical expedient and the proceeds from real estate sales continue to be recognized as gain or loss on sale of real estate in the Consolidated Statement of Operations.

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	June 30, 2018	December 31, 2017
Multifamily communities:
Properties (1)	31	30
Units	9,768	9,521
New Market Properties: (2)
Properties	43	39
Gross leasable area (square feet) (3)	4,449,860	4,055,461
Student housing properties:
Properties	7	4
Units	1,679	891
Beds	5,208	2,950
Preferred Office Properties:
Properties	5	4
Rentable square feet	1,539,000	1,352,000

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

Multifamily communities sold

On March 20, 2018, the Company closed on the sale of its 328-unit multifamily community in Raleigh, North Carolina, or Lake Cameron, to an unrelated third party for a purchase price of approximately $43.5 million, exclusive of closing costs and resulting in a gain of $20.4 million. Lake Cameron contributed approximately $0.2 million and $0.2 million of net income to the consolidated operating results of the Company for the six-month periods ended June 30, 2018 and 2017, respectively.

On January 20, 2017, the Company closed on the sale of its 364-unit multifamily community in Kansas City, Kansas, or Sandstone Creek, to an unrelated third party for a purchase price of $48.1 million, exclusive of closing costs and resulting in a gain of $0.3 million. Sandstone Creek contributed approximately $0.1 million of net loss to the consolidated operating results of the Company for the six-month period ended June 30, 2017.

On March 7, 2017, the Company closed on the sale of its 408-unit multifamily community in Atlanta, Georgia, or Ashford Park, to an unrelated third party for a purchase price of $65.5 million, exclusive of closing costs and resulting in a gain of $30.4 million. Ashford Park contributed approximately $0.4 million of net income to the consolidated operating results of the Company for the six-month period ended June 30, 2017.

On May 25, 2017, the Company closed on the sale of its 300-unit multifamily community in Dallas, Texas, or Enclave at Vista Ridge, to an unrelated third party for a purchase price of $44.0 million, exclusive of closing costs and resulting in a gain of $6.9 million. Enclave at Vista Ridge contributed approximately $(0.1) million of net loss to the consolidated operating results of the Company for the six-month period ended June 30, 2017.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

Each of the gains recorded for these sales transactions were net of disposition expenses and debt defeasance-related costs and prepayment premiums, as described in Note 9.

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

	Lake Cameron	Sandstone Creek	Ashford Park	Enclave at Vista Ridge
(in thousands)	March 20, 2018	January 20, 2017	March 7, 2017	May 25, 2017
Real estate assets:
Land	$4,000	$2,846	$10,600	$4,705
Building and improvements	21,519	41,860	24,075	29,916
Furniture, fixtures and equipment	3,687	5,278	4,223	2,874
Accumulated depreciation	(7,220)	(4,809)	(6,816)	(3,556)

Total assets	$21,986	$45,175	$32,082	$33,939

Liabilities:
Mortgage note payable	$19,736	$30,840	$25,626	$24,862
Supplemental mortgage note	—	—	6,374	—

Total liabilities	$19,736	$30,840	$32,000	$24,862

Multifamily communities acquired

During the six-month periods ended June 30, 2018 and 2017, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

1/9/2018	The Lux at Sorrel	Jacksonville, Florida	265
2/28/2018	Green Park	Atlanta, Georgia	310

			575

3/3/2017	Broadstone at Citrus Village	Tampa, Florida	224
3/24/2017	Retreat at Greystone	Birmingham, Alabama	312
3/31/2017	Founders Village	Williamsburg, Virginia	247
4/26/2017	Claiborne Crossing	Louisville, Kentucky	242

			1,025

The aggregate purchase price of the multifamily acquisitions for the six months ended June 30, 2018 was approximately $106.5 million. The aggregate purchase price of the multifamily acquisitions for the six months ended June 30, 2017 was approximately $187.0 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Multifamily Communities acquired during the six months ended:
(in thousands, except amortization period data)	June 30, 2018	June 30, 2017

Land	$12,810	$16,348
Buildings and improvements	73,773	132,861
Furniture, fixtures and equipment	17,969	28,421
Lease intangibles	4,306	6,159
Prepaids & other assets	193	357
Accrued taxes	(166)	(363)
Security deposits, prepaid rents, and other liabilities	(183)	(367)

Net assets acquired	$108,702	$183,416

Cash paid	$37,427	$64,618
Mortgage debt, net	71,275	118,798

Total consideration	$108,702	$183,416

Three months ended June 30, 2018:
Revenue	$2,514	$4,563
Net income (loss)	$(2,028)	$(1,223)

Six months ended June 30, 2018:
Revenue	$3,980	$8,956
Net income (loss)	$(3,543)	$(3,715)

Capitalized acquisition costs incurred by the Company	$2,347	$2,237
Acquisition costs paid to related party (included above)	$1,094	$110
Remaining amortization period of intangible
assets and liabilities (months)	9.9	0.0

Student housing properties

During the six-month periods ended June 30, 2018 and 2017, the Company completed the acquisition of the following student housing properties:

Acquisition date	Property	Location	Units	Beds

5/10/2018	The Tradition	College Station, Texas	427	808
5/31/2018	The Retreat at Orlando	Orlando, Florida	221	894
6/27/2018	The Bloc	Lubbock, Texas	140	556

			788	2,258

2/28/2017	Sol	Tempe, Arizona	224	639

The aggregate purchase price of the student housing acquisitions for the six months ended June 30, 2018 was approximately $197.0 million. The aggregate purchase price of the student housing acquisitions for the six months ended June 30, 2017 was approximately $53.3 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Student housing properties acquired during the six months ended:
(in thousands, except amortization period data)	June 30, 2018	June 30, 2017

Land	$23,149	$7,441
Buildings and improvements	146,856	40,059
Furniture, fixtures and equipment	27,211	3,771
Lease intangibles	2,493	2,344
Below market leases	(54)	—
Prepaids & other assets	309	51
Accrued taxes	(942)	(72)
Security deposits, prepaid rents, and other liabilities	(719)	(377)

Net assets acquired	$198,303	$53,217

Cash paid	$92,212	$15,732
Mortgage debt, net	106,091	37,485

Total consideration	$198,303	$53,217

Three months ended June 30, 2018:
Revenue	$1,486	$1,363
Net income (loss)	$(2,019)	$(398)

Six months ended June 30, 2018:
Revenue	$1,486	$2,707
Net income (loss)	$(2,019)	$(693)

Capitalized acquisition costs incurred by the Company	$2,555	$290
Acquisition costs paid to related party (included above)	$1,970	$60

Remaining amortization period of intangible
assets and liabilities (months)	5.2	0.0

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

New Market Properties

During the six month periods ended June 30, 2018 and 2017, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

4/27/2018	Greensboro Village	Nashville, Tennessee	70,203
4/27/2018	Governors Towne Square	Atlanta, Georgia	68,658
6/26/2018	Neapolitan Way	Naples, Florida	137,580
6/29/2018	Conway Plaza	Orlando, Florida	117,705

			394,146

4/21/2017	Castleberry-Southard	Atlanta, Georgia	80,018
6/6/2017	Rockbridge Village	Atlanta, Georgia	102,432

			182,450

The aggregate purchase price of the New Market Properties acquisitions for the six months ended June 30, 2018 was approximately $84.6 million. The aggregate purchase price of the New Market Properties acquisitions for the six months ended June 30, 2017 was approximately $37.9 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties acquired during the six months ended:
(in thousands, except amortization period data)	June 30, 2018	June 30, 2017

Land	$24,504	$6,165
Buildings and improvements	50,086	29,137
Tenant improvements	4,018	949
In-place leases	6,177	2,240
Above market leases	1,383	182
Leasing costs	2,011	767
Below market leases	(2,765)	(1,414)
Other assets	—	76
Other liabilities	(812)	(252)

Net assets acquired	$84,622	$37,850

Cash paid	$54,914	$8,339
Use of 1031 proceeds	—	3,761
Mortgage debt	29,708	25,750

Total consideration	$84,622	$37,850

Three months ended June 30, 2018:
Revenue	$513	$875
Net income (loss)	$(248)	$(54)

Six months ended June 30, 2018:
Revenue	$513	$1,763
Net income (loss)	$(248)	$(45)

Capitalized acquisition costs incurred by the Company	$1,229	$201
Capitalized acquisition costs paid to related party (included above)	$869	$42
Remaining amortization period of intangible
assets and liabilities (years)	6.0	8.5

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

Preferred Office Properties acquired during the six months ended:
(in thousands, except amortization period data)	June 30, 2018

Land	$6,756
Buildings and improvements	48,332
Tenant improvements	6,201
In-place leases	3,762
Above-market leases	61
Leasing costs	2,181
Below-market leases	(1,594)
Security deposits, prepaid rents, and other liabilities	(4,335)

Net assets acquired	$61,364

Cash paid	$21,364
Mortgage debt, net	40,000

Total consideration	$61,364

Three months ended June 30, 2018:
Revenue	$1,418
Net income (loss)	$(84)

Six months ended June 30, 2018:
Revenue	$2,373
Net income (loss)	$(254)

Capitalized acquisition costs incurred by the Company	$817
Acquisition costs paid to related party (included above)	$665
Remaining amortization period of intangible
assets and liabilities (years)	7.4

For the six months ended June 30, 2017, the Company did not acquire any office buildings under Preferred Office Properties.

The Company recorded aggregate amortization and depreciation expense of:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Depreciation:
Buildings and improvements	$18,356	$13,424	$35,834	$25,845
Furniture, fixtures, and equipment	11,398	7,352	21,910	13,219
	29,754	20,776	57,744	39,064
Amortization:
Acquired intangible assets	12,209	7,521	24,709	14,020
Deferred leasing costs	105	149	196	182
Website development costs	27	11	62	17
Total depreciation and amortization	$42,095	$28,457	$82,711	$53,283

At June 30, 2018, the Company had recorded acquired gross intangible assets of $196.5 million, and accumulated amortization of $96.7 million; gross intangible liabilities of $51.4 million and accumulated amortization of $11.0 million. Net intangible assets and liabilities as of June 30, 2018 will be amortized over weighted average remaining amortization periods of approximately 7.1 years and 9.2 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

Purchase Options
In the course of extending real estate loan investments for property development, the Company will often receive an exclusive option to purchase the property once development and stabilization are complete. If the Company determines that it does not wish to acquire the property, it has the right to sell its purchase option back to the borrower for a termination fee in the amount of the purchase option discount.
On May 7, 2018, the Company terminated its existing purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven 46 and Haven Charlotte student housing properties, all of which are partially supported by real estate loan investments held by the Company. In exchange, the Company received termination fees aggregating approximately $12.5 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. For the second quarter 2018, the Company recorded approximately $2.2 million of interest revenue related to these transactions.

4.     Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Number of loans	21	23
Drawn amount	$376,091	$388,506
Deferred loan origination fees	(1,883)	(1,710)
Carrying value	$374,208	$386,796

Unfunded loan commitments	$136,720	$67,063
Weighted average current interest, per annum (paid monthly)	8.48%	8.53%
Weighted average accrued interest, per annum	5.82%	4.99%

(In thousands)	Principal balance	Deferred loan origination fees	Carrying value
Balances as of December 31, 2017	$388,506	$(1,710)	$386,796
Loan fundings	117,771	—	117,771
Loan repayments	(53,165)	—	(53,165)
Loans settled with property acquisitions	(77,021)	—	(77,021)
Origination fees collected	—	(1,210)	(1,210)
Amortization of commitment fees	—	1,037	1,037
Balances as of June 30, 2018	$376,091	$(1,883)	$374,208

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(Dollars in thousands)
Multifamily communities	15	$297,475	$432,016	79%
Student housing properties	4	60,764	64,438	16%
Grocery-anchored shopping centers	1	12,855	12,857	3%
Other	1	3,114	3,500	2%
Balances as of June 30, 2018	21	$374,208	$512,811

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

Certain of the Company's real estate loan investments are subject to loan participation agreements with unaffiliated third parties. The Company's Palisades loan is subject to such an agreement, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's unearned purchase option terminations is presented in the liabilities section of the Consolidated Balance Sheets. At June 30, 2018, the balance was approximately $10.9 million.

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

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and as such, the Company does not assign quantitative credit value measures or categories to its real estate loans and notes receivable in credit quality categories. At June 30, 2018, none of the Company's real estate loans were delinquent.

At June 30, 2018, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				June 30, 2018	December 31, 2017
(Dollars in thousands)
360 Residential, LLC (1)	3/20/2013		$—	$—	$2,000	12%
Preferred Capital Marketing Services, LLC (3)	1/24/2013	12/31/2018	1,500	803	926	10%
Preferred Apartment Advisors, LLC (2,3,4)	8/21/2012	12/31/2018	18,000	15,533	14,488	6%
Haven Campus Communities, LLC (2,3)	6/11/2014	12/31/2018	11,660	11,620	7,325	8%	(5)
Oxford Capital Partners, LLC (2,6)	10/5/2015	6/30/2019	8,000	5,988	6,628	12%
Newport Development Partners, LLC (7)	6/17/2014	6/30/2019	2,000	—	—	12%
360 Residential, LLC II (1)	12/30/2015		—	—	3,255	15%
Mulberry Development Group, LLC (2)	3/31/2016	6/30/2019	500	495	479	12%
Mulberry Alexandria Group, LLC (8)	7/31/2017		—	—	1,921	12%
360 Capital Company, LLC (2)	5/24/2016	12/31/2019	3,400	2,917	3,041	12%

Unamortized loan fees				—	(6)

			$45,060	$37,356	$40,057

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
(6) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2.0 million, are collateralized by a personal guaranty of repayment by the principals of the borrower.

(7) A revolving line of credit, the maturity of which was extended as shown during the second quarter 2018.
(8) The amount payable under the note was repaid during the second quarter 2018.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Real estate loans:
Current interest payments	$8,686	$7,979	$17,191	$15,041
Additional accrued interest	5,469	4,475	10,195	8,888
Deferred origination fee amortization	607	328	1,038	587
Deferred purchase option termination fee revenue	2,470	—	2,470	—

Total real estate loan revenue	17,232	12,782	30,894	24,516
Interest income on notes and lines of credit	800	1,046	1,703	2,074

Interest income on loans and notes receivable	$18,032	$13,828	$32,597	$26,590

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2018 of approximately $376.1 million. The maximum aggregate amount of loans to be funded as of June 30, 2018 was approximately $512.8 million, which includes approximately $136.7 million of loan committed amounts not yet funded.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Encore, Encore Capital, Bishop Street, Dawsonville Marketplace, 360 Forsyth, Morosgo, Morosgo Capital, TP Kennesaw and TP Kennesaw Capital loans, all of which are partially supporting proposed various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of June 30, 2018 totaled approximately $96.9 million (with a total commitment amount of approximately $107.3 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of the drawn amount.

Subordinate mortgage pool investment

On May 23, 2018, the Company purchased a subordinate tranche of Series 2018-ML04, a pool of 20 multifamily mortgages with a total pool size of approximately $276.3 million, from the Federal Home Loan Mortgage Corporation, or "Freddie Mac". The purchase price of the subordinate tranche was approximately $4.7 million and has a weighted average maturity of approximately 16 years, at which time the Company will collect the face value of its tranche of $27.6 million. The yield to maturity of the subordinate tranche is approximately 11.5% per annum.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

The Company has evaluated the structure of the investment under the VIE rules and has determined that, due to the Company's position as directing certificate holder of 2018-ML04, it is in the position most able to influence the financial performance of the trust. As the subordinate tranche holder, the Company also holds the first loss position of 2018-ML04. As such, the Company is deemed to be the primary beneficiary of the VIE and has consolidated the assets, liabilities, revenues, expenses and cash flows of the entire trust in its consolidated financial statements as of and for the periods ended June 30, 2018. The Company's maximum exposure to loss is approximately $4.6 million. The Company has no recourse liability to either the creditors or other beneficial interest holders of 2018-ML04.

5. Redeemable Preferred Stock and Equity Offerings
At June 30, 2018, the Company's active equity offerings consisted of:

•
an offering of a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering");

•	an offering of up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock (“mShares”), par value $0.01 per share (the “mShares Offering”); and

•
an offering of up to $300 million of equity or debt securities (the "Shelf Offering"), including an offering of up to $150 million of Common Stock from time to time in an "at the market" offering (the "2016 ATM Offering").

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

As of June 30, 2018, cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)					Deferred Offering Costs
Offering	Total offering		Gross proceeds as of June 30, 2018	% collected of total offering	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (2)	Total offering costs
$1.5 Billion Unit Offering	$1,500,000		$473,590	32%	$1,490	$3,230	$4,720	$44,821	$49,541
mShares Offering	500,000		28,844	6%	205	3,344	3,549	1,363	4,912
Shelf Offering	300,000	(1)	98,080	33%	664	1,302	1,966	3,001	4,967

Total	$2,300,000		$600,514		$2,359	$7,876	$10,235	$49,185	$59,420

(1) A total of $150 million of the $300 million Shelf Offering is allocated exclusively to the 2016 ATM Offering.

(2) These offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

6. Related Party Transactions
On April 16, 2018, John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, passed away. The Company's Haven 12, Haven 46, and Haven Charlotte real estate loans and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., John A. Williams' son. Because the terms of these loans were negotiated and agreed upon while John A. Williams was the Chief Executive Officer of the Company, these instruments will continue to be reported as related party transactions until the loans are repaid. The Company named Daniel M. DuPree as Chairman of the Board of Directors and Chief Executive Officer of the Company. Leonard A. Silverstein was named Vice Chairman of the Board of Directors and continues as the Company's President and Chief Operating Officer.

As of June 30, 2018, Daniel M. DuPree and Leonard A. Silverstein are also executive officers and directors of NELL Partners, Inc., which controls the Manager. As of June 30, 2018, Mr. DuPree and Mr. Silverstein comprised the board of directors of Nell Partners, Inc. Mr. DuPree is the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three months ended June 30,		Six months ended June 30,
Type of Compensation	Basis of Compensation	2018	2017	2018	2017

Acquisition fees	As of July 1, 2017, 1.0% of the gross purchase price of real estate assets	$2,861	$—	$4,620	$—
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	411	417	1,211	417
Loan coordination fees	1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property. Effective July 1, 2017, the fee was reduced to 0.6% of any such debt	814	956	1,554	3,010
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,600	3,059	7,265	6,122
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	2,148	1,560	4,241	2,985
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,535	1,260	2,968	2,544
Construction management fees	Quarterly fee for property renovation and takeover projects	142	89	273	160

		$11,511	$7,341	$22,132	$15,238

The Manager may, in its discretion, waive some or all of the asset management, property management, or general and administrative fees for properties owned by the Company. The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle. A cumulative total of approximately $8.5 million of combined asset management and general and administrative fees related to acquired properties as of June 30, 2018 have been waived by the Manager. A total of $7.7 million remains contingent and could possibly be earned by the Manager in the future.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

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

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(in thousands)
Three months ended June 30,		Six months ended June 30,
2018	2017	2018	2017
$3,930	$3,018	$7,539	$5,795

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $238,538 and $220,182 for the six-month periods ended June 30, 2018 and 2017, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $727,601 and $511,390 for the six-month periods ended June 30, 2018 and 2017, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

In addition to the fees described above, the Management Agreement also entitles the Manager to other potential fees, including a disposition fee of 1% of the sale price of a real estate asset. The Manager earned disposition fees totaling $434,500 for the six-month period ended June 30, 2018 on the sale of the Lake Cameron property, and $1,576,000 for the six-month period ended June 30, 2017 on the sale of the Ashford Park, Sandstone Creek and Enclave at Vista Ridge properties. These fees are included in the Gain on sale of real estate, net of disposition expenses line on the Consolidated Statements of Operations. The Manager also receives leasing commission fees. Retail leasing commission fees (a) for new retail leases are equal to the greater of (i) $4.00 per square foot, and (ii) 4.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the original lease term; and (b) for lease renewals are equal to the greater of (i) $2.00 per square foot, and (ii) 2.0% of the aggregate base rental payments to be made by the tenant for the first 10 years of the newly renewed lease term. There are no commissions payable on retail lease renewals thereafter. Office leasing commission fees (a) for new office leases are equal to 50.0% of the first month’s gross rent plus 2.0% of the remaining fixed gross rent on the guaranteed lease term, (b) in the event of co-broker participation in a new lease, the leasing commission determined for a new lease are equal to 150.0% of the first month’s gross rent plus 6% of the remaining fixed gross rent of the guaranteed lease term, and (c) for lease renewals, are equal to 2% of the fixed gross rent of the guaranteed lease term or, in the event of a co-broker, 6% of the fixed gross rent of the guaranteed lease term. Office leasing commission fees may not exceed market rates for office leasing services.

The Company holds a promissory note in the amount of approximately $803,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $18.0 million to its Manager.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month and beginning in March 2017, on its Series M Preferred Stock, on an escalating scale of $4.79 per month in year one, increasing to $6.25 per month in year eight and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary. The Company declared quarterly cash dividends on its Common Stock of $0.505 and $0.455 per share for the six-month periods ended June 30, 2018 and 2017, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At June 30, 2018, the Company had 1,070,103 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the six months ended June 30,
	2018	2017
(in thousands)
Series A Preferred Stock	$39,737	$29,609
mShares	704	—
Common Stock	19,906	13,510
Class A OP Units	542	411

Total	$60,889	$43,530

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

Equity compensation expense by award type for the Company was:

	Three months ended June 30,		Six months ended June 30,		Unamortized expense as of June 30,
(in thousands)	2018	2017	2018	2017	2018

Class B Unit awards:
Executive officers - 2016	$74	$74	$148	$163	$151
Executive officers - 2017	88	679	195	1,334	529
Executive officers - 2018	648	—	1,464	—	2,166
Restricted stock grants:
2016	—	34	—	137	—
2017	30	60	120	60	—
2018	60	—	60	—	300
Restricted stock units:
2017	22	24	43	50	130
2018	28	—	55	—	275

Total	$950	$871	$2,085	$1,744	$3,551

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for the 2016, 2017 and 2018 service years vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2016	30,990	$13.23	$410
2017	24,408	$14.75	$360
2018	24,810	$14.51	$360

Class B OP Units

On January 4, 2016, the Company caused the Operating Partnership to grant 265,931 Class B Units of the Operating Partnership or Class B OP units, for service to be rendered during 2016, 2017 and 2018. On January 3, 2017, the Company caused the Operating Partnership to grant 286,392 Class B OP Units, for service to be rendered during 2017, 2018 and 2019. On January 2, 2018, the Company caused the Operating Partnership to grant 256,087 Class B OP Units, for service to be rendered during 2018, 2019 and 2020.

On January 2, 2018, John A. Williams, the late Chief Executive Officer of the Company, was granted 53,746 Class B OP Units.  On April 16, 2018, Mr. Williams passed away and his granted Class B OP Units were modified on a pro-rata basis as of the date of his death.  Of the 53,746 Class B OP Units granted to Mr. Williams, 38,284 Class B OP Units with a total fair value of approximately $638,000 were forfeited.  The remaining 15,462 Class B OP Units will become Vested Class B Units on January 2, 2019, and will remain subject to the earning provision of all Class B Unit grants in order to convert to Class A OP Units.

Because of the market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the periods beginning on the grant dates through the Initial Valuation Dates. On January 3, 2017, all of the 265,931 Class B OP Units granted on January 3, 2016 became earned and 206,534 automatically vested and converted to Class A Units. Of the remaining earned Class B OP Units, 29,699 vested and automatically converted to Class A Units on January 2, 2018 and the final 29,698 earned Class B OP Units will vest and automatically convert to Class A Units on January 2, 2019, assuming each grantee fulfills the requisite service requirement. On January 2, 2018, all of the 286,392 Class B OP Units granted on January 2, 2017 became vested and 227,599 automatically became earned and converted to Class A Units. Of the remaining earned Class B OP Units, 29,401 will vest and automatically convert to Class A Units on January 2, 2019 and the final 29,392 earned Class B OP Units will vest and automatically convert to Class A Units on January 2, 2020, assuming each grantee fulfills the requisite service requirement.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

Restricted Stock Units

On January 3, 2017, the Company caused the Operating Partnership to grant 26,900 restricted stock units, or RSUs to certain employees of affiliates of the Company, for service to be rendered during 2017, 2018 and 2019. On January 2, 2018, the Company caused the Operating Partnership to grant 20,720 restricted stock units, or RSUs, for service to be rendered during 2018, 2019 and 2020.

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

Because RSUs are valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions and Monte Carlo result of $16.66 and $11.92 per RSU were utilized to calculate the total fair values of the RSUs of $345,195 and $320,648 for the 2018 and 2017 grants, respectively. The total fair value amounts pertaining to grants of RSUs, net of forfeitures, are amortized as compensation expense over the three one-year periods ending on the three successive anniversaries of the grant dates. As of June 30, 2018, a total of 4,760 RSUs have been forfeited from the 2017 grant and a total of 880 RSUs have been forfeited from the 2018 grant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

9. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

The Company partially financed the real estate properties acquired during the six-month period ended June 30, 2018 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
Lux at Sorrel	1/9/2018	$31,525	Fixed	3.91%	2/1/2030
Green Park	2/28/2018	39,750	Fixed	4.09%	3/10/2028
Armour Yards	1/29/2018	40,000	Fixed	4.10%	2/1/2028
Anderson Central (1)	3/16/2018	12,000	Fixed	4.32%	4/1/2028
Greensboro Village	5/22/2018	8,550	Fixed	4.20%	6/1/2028
Governors Towne Square	5/22/2018	11,375	Fixed	4.20%	6/1/2028
Conway Plaza	6/29/2018	9,783	Fixed	4.29%	7/5/2028
The Tradition	5/10/2018	30,000	400 + LIBOR	6.09%	6/6/2021
Retreat at Orlando (2)	5/31/2018	47,125	Fixed	4.09%	9/1/2025
The Bloc	6/27/2018	28,966	355 + LIBOR	5.64%	7/9/2021

		$259,074

(1) Anderson Central was acquired in 2016 and subsequent financing was obtained in March 2018.
(2) The mortgage for the Retreat at Orlando was assumed at acquisition.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

The following table summarizes our mortgage notes payable at June 30, 2018:

(dollars in thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily communities	$927,782	3.76%	7.4
New Market Properties	385,555	3.87%	7.3
Preferred Office Properties	246,782	4.20%	16.6
Student housing properties	126,026	3.97%	3.4

Total fixed rate mortgage debt	$1,686,145	3.87%	8.7

Variable rate mortgage debt:
Multifamily communities	$159,885	4.18%	3.0
New Market Properties	62,011	4.61%	3.1
Preferred Office Properties	—	—	0
Student housing properties	127,851	5.19%	1.9

Total variable rate mortgage debt	$349,747	4.62%	2.6

Total mortgage debt:
Multifamily communities	$1,087,667	3.82%	6.8
New Market Properties	447,566	3.97%	6.8
Preferred Office Properties	246,782	4.20%	16.6
Student housing properties	253,877	4.58%	4.0

Total principal amount	2,035,892	4.00%	7.6
Deferred loan costs	(32,361)
Mark to market loan adjustment	(5,017)
Mortgage notes payable, net	$1,998,514
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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of approximately $11.1 million. As of June 30, 2018, the Company has an outstanding principal balance of $9.6 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 4.48% as of June 30, 2018.

The mortgage note secured by our Champions Village property has a maximum commitment of approximately $34.2 million. As of June 30, 2018, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment will be drawn as the Company achieves leasing activity, if elected by the Company. Additional advances are available

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 4.99% as of June 30, 2018.

As of June 30, 2018, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.7 years.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature within the Fourth Amended and Restated Credit Agreement, as amended on March 23, 2018, but effective as of April 13, 2018, or the Amended and Restated Credit Agreement. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. The weighted average interest rate for the Revolving Line of Credit was 5.05% for the six-month period ended June 30, 2018. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Line of Credit of 0.35% per annum.

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
As of June 30, 2018, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.35 billion	(2)	$1.43 billion
Debt yield	Minimum 8.0%		9.8%
Payout ratio	Maximum 95.0%	(3)	89.4%
Total leverage ratio	Maximum 65.0%		58.0%
Debt service coverage ratio	Minimum 1.50x		1.92x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum of $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.35 billion as of June 30, 2018.
(3) Calculated on a trailing four-quarter basis. For the twelve-month period ended June 30, 2018, the maximum dividends and distributions allowed under this covenant was approximately $120.1 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At June 30, 2018, unamortized loan fees and closing costs for the Credit Facility were approximately $1.1 million, which will be amortized over a remaining loan life of approximately 1.2 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At June 30, 2018, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.3 million, which will be amortized over a remaining loan life of approximately 3.8 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Multifamily communities	$11,252	$8,501	$22,188	$15,909
New Market Properties	4,629	3,510	8,985	6,840
Preferred Office Properties	2,666	1,677	5,207	3,354
Student housing properties	2,384	719	4,075	1,196
Interest paid to real estate loan participants	557	586	944	1,256

Total	21,488	14,993	41,399	28,555

Credit Facility and Acquisition Facility	859	1,405	1,916	2,851
Interest Expense	$22,347	$16,398	$43,315	$31,406
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of June 30, 2018 were:

Period	Future principal payments (in thousands)
2018	$54,733	(1)
2019	282,775
2020	85,809
2021	190,404
2022	206,228
thereafter	1,254,443

Total	$2,074,392

(1) Includes the principal amount of $38.5 million due on the Company's Revolving Line of Credit.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes after this effective date, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the period preceding this election date, the Company's operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of June 30, 2018 and December 31, 2017.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's eleven-year office lease, which began on October 9, 2014. As of June 30, 2018, the amount guarantied by the Company was $6.1 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of June 30, 2018, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $8.5 million of asset management and general and administrative fees related to acquired properties as of June 30, 2018 have been waived by the Manager.  The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of June 30, 2018, a total of $7.7 million remains contingent and could possibly be earned by the Manager in the future.
At June 30, 2018, the Company had unfunded balances on its real estate loan portfolio of approximately $136.7 million.

At June 30, 2018, the Company had unfunded contractual commitments for tenant improvements of approximately $1.9 million.

12. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across five distinct segments: multifamily communities, student housing properties, real estate related financing, New Market Properties and Preferred Office Properties.

Multifamily Communities - consists of the Company's portfolio of owned residential multifamily communities

Student Housing Properties - consists of the Company's portfolio of owned student housing properties.

Financing - consists of the Company's portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets, as well as the Company's investment in the Series 2018-ML04 mortgage-backed pool. Excluded from the financing segment are financial results of the Company's Dawson Marketplace grocery-anchored shopping center real estate loan, which are included in the New Market Properties segment.

New Market Properties - consists of the Company's portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a wholly-owned subsidiary of the Company, as well as the financial results from the Company's grocery-anchored shopping center real estate loans.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

Preferred Office Properties - consists of the Company's portfolio of office buildings.

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

As of June 30, 2018, the Company's student housing properties segment is presented separately because the assets of the student housing properties segment exceeded 10% of the Company's consolidated assets. Prior period data has been adjusted from that which was previously reported to reflect this development. In prior periods, student housing properties and multifamily communities were combined.

(in thousands)	June 30, 2018	December 31, 2017

Assets:
Multifamily communities	$1,462,473	$1,410,187
Student housing properties	420,615	227,198
Financing (including $266,673 of consolidated assets of VIE)	703,601	439,824
New Market Properties	815,139	742,492
Preferred Office Properties	491,482	413,666
Other	14,916	19,003
Consolidated assets	$3,908,226	$3,252,370

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Capitalized expenditures:
Multifamily communities	$5,859	$3,584	$10,698	$5,773
Student housing properties	927	151	1,208	335
New Market Properties	1,002	1,217	1,787	1,539
Total	$7,788	$4,952	$13,693	$7,647

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues

Rental revenues:
Multifamily communities	$36,226	$28,786	$72,508	$55,992
Student housing properties	6,882	2,720	12,394	4,589
New Market Properties	13,352	10,133	26,315	19,916
Preferred Office Properties (1)	9,739	6,602	19,059	13,108
Total rental revenues	66,199	48,241	130,276	93,605

Other revenues:
Multifamily communities	4,106	3,331	7,979	6,309
Student housing properties	321	174	562	240
New Market Properties	4,860	3,632	9,812	7,285
Preferred Office Properties	3,372	2,123	6,531	4,292
Total other revenues	12,659	9,260	24,884	18,126

Financing revenues	17,531	13,389	31,599	25,721
Consolidated revenues	$96,389	$70,890	$186,759	$137,452

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia office building. As of June 30, 2018, the Company has deferred revenue in an aggregate amount of $36.3 million in connection with such improvements. The remaining balance to be recognized is approximately $34.4 million which is included in the deferred revenues line on the consolidated balance sheets at June 30, 2018. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded noncash revenue of approximately $1.1 million and $0.2 million for the six-month periods ended June 30, 2018 and 2017.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Segment net operating income (Segment NOI)

Multifamily communities	$22,744	$17,621	$46,268	$33,935
Student housing properties	3,905	1,635	6,941	2,651
Financing	17,531	13,389	31,599	25,721
New Market Properties	12,812	9,659	25,485	19,084
Preferred Office Properties	9,334	6,286	18,397	12,504

Consolidated segment net operating income	66,326	48,590	128,690	93,895

Interest and loss on early debt extinguishment:
Multifamily communities	11,253	8,502	22,188	15,910
Student housing properties	2,384	719	4,075	1,196
New Market Properties	4,629	3,510	8,985	6,840
Preferred Office Properties	2,666	1,677	5,207	3,354
Financing	1,415	1,990	2,860	4,106
Depreciation and amortization:
Multifamily communities	20,320	15,611	42,023	29,277
Student housing properties	7,496	2,537	12,601	3,554
New Market Properties	9,177	7,062	18,057	14,103
Preferred Office Properties	5,102	3,247	10,030	6,349
Professional fees	768	499	1,243	1,026
Management fees, net of forfeitures	5,192	4,693	10,213	9,031
Acquisition costs:
Multifamily communities	—	—	—	(20)
Student housing properties	—	—	—	—
New Market Properties	—	—	—	25
Preferred Office Properties	—	5	—	9
Equity compensation to directors and executives	950	871	2,085	1,744
Gain on sale of real estate	2	6,915	20,356	37,639
Gain on noncash net assets of consolidated VIEs	54	—	54	—
Loss on extinguishment of debt	—	888	—	888
Other	308	390	548	776

Net income (loss)	$(5,278)	$3,304	8,985	33,366

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per-share figures)	2018	2017	2018	2017
Numerator:
Net income (loss) before gain on sale of real estate	$(5,280)	$(3,611)	$(11,371)	$(4,273)
Gain on sale of real estate, net of disposition expenses	2	6,915	20,356	37,639
Net income (loss)	(5,278)	3,304	8,985	33,366
Consolidated net (income) loss attributable to non-controlling
interests (A)	140	(97)	(240)	(1,096)
Net income (loss) attributable to the Company	(5,138)	3,207	8,745	32,270
Dividends declared to preferred stockholders (B)	(20,924)	(15,235)	(40,441)	(29,621)
Earnings attributable to unvested restricted stock (C)	(6)	(6)	(8)	(8)
Net income (loss) attributable to common stockholders	$(26,068)	$(12,034)	$(31,704)	$2,641

Denominator:
Weighted average number of shares of Common Stock - basic	39,383	29,894	39,241	28,423
Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock,
basic and diluted	39,383	29,894	39,241	28,423

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.66)	$(0.40)	$(0.81)	$0.09

(A) The Company's outstanding Class A Units of the Operating Partnership (1,070 and 902 Units at June 30, 2018 and 2017, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,418 and 1,044 outstanding shares of Series A Preferred Stock at June 30, 2018 and 2017, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 29 mShares outstanding at June 30, 2018.

(C) The Company's outstanding unvested restricted share awards (25 and 24 shares of Common Stock at June 30, 2018 and 2017, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company incurred a net loss from continuing operations for the three-month and six-month periods ended June 30, 2018 and 2017, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock since the unvested restricted share awards are defined as participating securities.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 19,805 shares of Common Stock; (ii) 1,070 Class B Units; (iii) 25 shares of unvested restricted common stock; and (iv) 34 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

	As of June 30, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$374,208	$425,927	$—	$—	$425,927
Notes receivable and line of credit receivable	37,356	37,356	—	—	37,356
	$411,564	$463,283	$—	$—	$463,283
Financial Liabilities:
Mortgage notes payable	$2,035,892	$2,007,868	$—	$—	$2,007,868
Revolving credit facility	38,500	38,500	—	—	38,500
Loan participation obligations	10,920	11,001	—	—	11,001
	$2,085,312	$2,057,369	$—	$—	$2,057,369

	As of December 31, 2017
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$386,796	$432,982	$—	$—	$432,982
Notes receivable and line of credit receivable	40,057	40,057	—	—	40,057
	$426,853	$473,039	$—	$—	$473,039
Financial Liabilities:
Mortgage notes payable	$1,806,901	1,806,024	$—	$—	$1,806,024
Revolving credit facility	41,800	41,800	—	—	41,800
Term loan	11,000	11,000	—	—	11,000
Loan participation obligations	13,986	14,308	—	—	14,308
	$1,873,687	$1,873,132	$—	$—	$1,873,132

(1) The carrying value of real estate assets includes the Company's balance of the Palisades and Encore real estate loan investments, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due to the participants under these arrangements. Accrued interest included in the carrying values of the Company's loan participation obligations was approximately $1.3 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

The following table presents activity of the ML-04 VIE for the three-month and six-month period ended June 30, 2018:

	Assets	Liabilities
(in thousands)	Multifamily mortgage loans held in VIEs at fair value	VIE liabilities, at fair value	Net
Balance as of December 31, 2017	$—	$—	$—
Initial consolidation of ML-04 trust:	267,705	262,965	4,740
Gains (losses) included in net income due to change in fair value of net assets of VIE:	(861)	(915)	54
Repayments of underlying mortgage principal amounts and repayments to Class A holders	(171)	(171)	—
Balance as of June 30, 2018	$266,673	$261,879	$4,794

The following table presents the level 3 input used to calculate the fair value of the consolidated assets and liabilities of the ML-04 VIE:

	Fair value	Valuation methodology	Unobservable input
Assets:
Multifamily mortgage loans held in VIEs at fair value	$266,673	Discounted cash flow	Discount rate	4.9%
Liabilities:
VIE liabilities, at fair value	$261,879	Discounted cash flow	Discount rate	4.9%

The following table presents the estimated fair values of the consolidated assets and liabilities from the ML-04 VIE, for which the Company has elected the fair value option.

	As of June 30, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pool	$266,673	$266,673	$—	$—	$266,673
Financial Liabilities:
VIE liabilities from mortgage-backed pool	$261,879	$261,879	$—	$—	$261,879

Disclosure guidance under GAAP requires the Company to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the ML-04 trust is more observable. The VIE assets within the ML-04 Trust consist of mortgage loans which finance 20 multifamily communities. The fair value of the VIE assets within the level 3 hierarchy are comprised of the fair value of the mortgages as estimated by the Company, which were developed utilizing a discounted cash flow model over the remaining terms of the mortgages until their maturity dates and utilizing discount rates believed to approximate the market risk factor for instruments of similar type and duration. The fair value of the notes are categorized within the level 3 hierarchy of fair value estimation as the discount rate primary input assumption is unobservable.

15. Subsequent Events

Between July 1, 2018 and July 30, 2018, the Company issued 34,234 Units and collected net proceeds of approximately $30.8 million after commissions and fees under its $1.5 Billion Unit Offering. Between July 1, 2018 and July 30, 2018, the Company issued 1,654 shares of Series M Preferred Stock and collected net proceeds of approximately $1.6 million after commissions and fees under the mShares offering.

On July 6, 2018, the Company acquired a grocery-anchored shopping center located in the Charlotte, North Carolina MSA comprising 122,028 square feet of gross leasable area. The allocation of this transaction to the fair value of individual assets and liabilities is not presented as the calculations of the allocation were not complete at the date of filing of this report.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(unaudited)

On August 2, 2018, the Company's board of directors declared a quarterly dividend on our Common Stock of $0.255 per share, payable on October 15, 2018 to stockholders of record on September 14, 2018.

On July 31, 2018, the Company acquired a Class A office building located in Raleigh, North Carolina comprising 559,591 feet of gross leasable area.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the six-month period ended June 30, 2018, we acquired four grocery-anchored shopping centers, three student housing properties, two multifamily communities and one adaptive reuse office property. The aggregate purchase price of these properties was approximately $454.7 million. During the six-month period ended June 30, 2018, we sold our Lake Cameron multifamily community located in Raleigh, North Carolina, and collected gross proceeds of approximately $43.5 million. We realized a gain on the sale of the property of approximately $20.4 million and an average total return on the property of approximately 19%.

As of June 30, 2018, we had cumulatively issued 473,590 units and collected net proceeds of approximately $425.6 million from our $1.5 Billion Unit Offering. As of June 30, 2018, we had cumulatively issued 28,844 shares of Series M Preferred Stock and and collected net proceeds of approximately $27.5 million from our mShares Offering. Our Follow-On Series A Offering sold its entire allotment of $900 million Units and was closed on February 14, 2017. Our Series A Redeemable Preferred Stock and our new equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during the six-month period ended June 30, 2018, we issued approximately 628,000 shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $8.4 million from those exercises.

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

We seek to generate returns for our stockholders by taking advantage of the current environment in the real estate market and the United States economy by acquiring multifamily assets, grocery-anchored shopping centers, and Class A office buildings in our targeted markets.  The current economic environment still provides many challenges for new development, which provides opportunity for current multifamily product to potentially enjoy stable occupancy rates and rising rental rates as the overall economy continues to grow.  As the real estate market and economy stabilize, we intend to employ efficient management techniques to grow income and create asset value.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 97.4% interest as of June 30, 2018. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

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

The rising cost of private capital, increasing interest rates over the last twelve months, less debt capital available from traditional commercial banks for real estate loans and a softening of the market in some “Gateway” cities have all put pressure on the pricing dynamic in multifamily transactions. This could lead to an increase in capitalization rates and a softening price environment, and if this were to occur, then our pipeline of candidate multifamily property acquisitions with returns meeting our investment objectives may expand.  However, it is important to note that, currently, equity capital for multifamily product remains available and has fueled the demand for the product which has led to the recent cap rate compression.  Currently, that availability of capital remains strong and the investment market for multifamily remains popular.

The recent plateau in U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for multifamily owners and developers. While the combined impact of higher indexes and lower spreads has led to a net increase in overall rates, demand for multifamily product has not yet been deterred based on debt capital costs.  Given the uncertainty around the world's financial markets, fueled in part by the new U.S. President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets. Recent US bond market movements have seen rates rise and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower. Other lenders in the market have had generally stable rates as well. As we move into the second half of 2018, we may well see a decline in spreads as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent increase in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps on production or capital retention rates imposed by the Federal Housing and Finance

Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

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

Student Housing Properties
Regarding the student housing industry, while we do not see declining rents as universities nationwide prepare for the start of the 2018-2019 academic year, year over year preleasing numbers are slightly lower nationwide. Industry reports suggests that nationally, effective rent is $657 per bed, which represents a 1.4% increase from last year. Some university markets are seeing an average increase of 11.4% in off-campus student housing inventory.
Industry reports project 47,000 student housing beds will come online across the country in the fall of 2018.  An additional 30,900 student housing beds are already under construction for fall of 2019 delivery with a potential for a further 10,000 beds to begin construction. This inventory growth remains in line with recent years.  Industry reports estimate that there will be approximately 22.6 million students enrolled at US colleges by 2026. Industry reports also forecast US enrollment to grow by 1.1% annually from 2018 to 2023 while they estimate that undergraduate college enrollment will grow by an annual average of 1.5% over the next six years. We believe that the primary drivers of expanding enrollment will be moderate job growth, positive 18 to 24 year old population growth, and historically high enrollment rates of 68% to 70% over the next four years among high school graduates.

New Market Properties

               We believe that the grocery-anchored shopping center sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that current macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers, which are all generally located in Sun Belt markets, are well positioned to have solid operating fundamentals.

                The debt market for our grocery-anchored shopping center assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. We believe, notwithstanding the increase in longer-term U.S. Treasury yields, that the overall capital markets are pricing in stronger rent growth and higher long term occupancy levels, especially so in the grocery-anchored sector. We have also seen spreads tighten, making up for some of the rise in longer-term treasury yields. In addition, due to some investor concern over retail in general, that allocation of capital into retail has been largely focused away from other retail product types and into the grocery-anchored sector. The result of this is that increased capital flows moving into the grocery-anchored sector has investors willing to accept lower yields to do so, thus putting upward pressure on prices for attractive acquisition opportunities inside our Sunbelt grocery-anchored strategy.

                On August 28, 2017, Amazon acquired Whole Foods for $13.7 billion. We believe this to be a net positive to our grocery- anchored strategy in that it demonstrates the importance of the “brick and mortar” delivery model for the grocery sector. Amazon is widely regarded as one of the most technically advanced and savvy retailers and its $13.7 billion cash investment in a brick and mortar distribution network we believe validates the unique challenges of trying to execute a pure on-line strategy for grocery delivery.  Most of the growth in e-commerce around grocers is focused on “the last mile” or getting the goods in the stores to the homes of the customer.  Some of our grocers have partnered with third parties (Publix/Instacart) or formulated internal solutions (Walmart/in-store pickup and Kroger/ClickList) to help advance this segment of their business. We believe that the traditional grocers must be proactive in pursuing on-line solutions in combination with their bricks and mortar physical stores and we have seen our primary grocery store anchors, Publix and Kroger, react quickly and aggressively to bolster their e-commerce and delivery options, an example being Kroger's acquisition of an interest in Ocado, a UK-based company that is the world's largest dedicated online grocery retailer that has developed a proprietary end-to-end operating solution for online grocery retail. We do believe that this transaction, and the impacts from it, could result in increased margin pressure on grocers and will likely accelerate the difficulties of the weaker grocery chains.  Furthermore this could lead to increased mergers and acquisitions activity in the grocery sector which could also result in store closings or store downsizings due to store trade area overlap.

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
Real Estate Acquisition Valuation. We generally recorded the acquisition of income-producing real estate as business combinations through December 31, 2016. In conjunction with our adoption of ASU 2017-01, future acquisitions will require judgment to properly classify these acquisitions as asset acquisitions or business acquisitions.
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

Effective June 30, 2018, the Company changed its population of reportable segments, as described in Note 12 of our consolidated financial statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month and six-month periods ended June 30, 2018 were:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% change	2018	2017	% change

Revenues (in thousands)	$96,389	$70,890	36.0%	$186,759	$137,452	35.9%

Per share data:
Net income (loss) (1)	$(0.66)	$(0.40)	—	$(0.81)	$0.09	—

FFO (2)	$0.38	$0.31	22.6%	$0.75	$0.65	15.4%

AFFO (2)	$0.37	$0.31	19.4%	$0.63	$0.58	8.6%

Dividends (3)	$0.255	$0.235	8.5%	$0.505	$0.455	11.0%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and AFFO results are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

•
For the second quarter 2018, our FFO payout ratio to Common Stockholders and Unitholders was approximately 66.8% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 57.4%.

•
For the second quarter 2018, our AFFO payout ratio to Common Stockholders and Unitholders was approximately 68.6% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 58.0%.(A)

•
At June 30, 2018, the market value of our common stock was $16.99 per share. A hypothetical investment in our Common Stock in our initial public offering on April 5, 2011, assuming the reinvestment of all dividends and no transaction costs, would have resulted in an average annual return of approximately 23.4% through June 30, 2018.

•	As of June 30, 2018, the average age of our multifamily communities was approximately 5.6 years, which is the youngest in the public multifamily REIT industry.

•
Approximately 89.8% of our permanent property-level mortgage debt has fixed interest rates or has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates.

•
In the second quarter, PAC closed on its first “B” piece investment in the Freddie Mac K program. This investment was approximately $4.6 million and used to purchase a zero coupon security in the ML-04 pool of multifamily mortgages securitized by Freddie Mac. Due to accounting rules, we were required to include the assets, liabilities and cash flows of the entire ML-04 pool on our consolidated balance sheets and consolidated statements of cash flows. Our maximum amount at risk is $4.6 million, the amount of our investment.

•
At June 30, 2018, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 53.9%. Our leverage calculation excludes the gross assets of approximately $266.7 million and liabilities of approximately $261.9 million that we consolidated as a result of our investment in the Freddie Mac K program.

•
As of June 30, 2018, our total assets were approximately $3.9 billion compared to approximately $2.6 billion as of June 30, 2017, an increase of approximately $1.3 billion, or approximately 48.5%. This growth was driven primarily by the acquisition of 23 real estate properties (net of the sale of one property). In addition, our assets increased due to the consolidation of the ML-04 pool.

•
Cash flow from operations for the quarter ended June 30, 2018 was approximately $41.7 million, an increase of approximately $17.7 million, or 73.4%, compared to approximately $24.1 million for the quarter ended June 30, 2017. Cash flow from operations for the second quarter 2018 was more than sufficient to fund our aggregate dividends and distributions for the period, which totaled approximately $31.3 million.

•
On April 11, 2018, we closed on two real estate loan investments aggregating up to approximately $30.2 million in support of a multifamily community project in Alexandria, Virginia. On May 24, 2018, we closed on two real estate loan investments aggregating up to approximately $11.9 million in support of a multifamily community project in Nashville, Tennessee.

•
On May 7, 2018, we terminated our existing purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven 46 and Haven Charlotte student housing properties, all of which are partially supported by real estate loan investments held by us. In exchange, we received termination fees aggregating approximately $12.5 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of the sale of the underlying property or the maturity of the associated real estate loan. For the second quarter 2018, we recorded approximately $2.2 million of interest revenue related to these transactions.

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

Acquisitions of Properties

During the second quarter 2018, we acquired the following properties:

Property	Location (MSA)	Units	Beds	Leasable square feet

Student housing properties:
The Tradition	College Station, TX	427	808	n/a
The Retreat at Orlando	Orlando, FL	221	894	n/a
The Bloc	Lubbock, TX	140	556	n/a

		788	2,258
Grocery-anchored shopping centers:
Greensboro Village	Nashville, TN	n/a		70,203
Governors Towne Square	Atlanta, GA	n/a		68,658
Neapolitan Way	Naples, FL	n/a		137,580
Conway Plaza	Orlando, FL	n/a		117,705

				394,146

Real Estate Assets

	Owned as of June 30, 2018	Potential additions from real estate loan investment portfolio (1) (2)	Potential total
Multifamily communities:
Properties	31	11	42
Units	9,768	3,226	12,994
Grocery-anchored shopping centers:
Properties	43	—	43
Gross leasable area (square feet)	4,449,860	—	4,449,860
Student housing properties:
Properties	7	1	8
Units	1,679	248	1,927
Beds	5,208	816	6,024
Office buildings:
Properties	5	—	5
Rentable square feet	1,539,000	—	1,539,000

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.

(2) On May 7, 2018, we terminated purchase options on three multifamily communities and two student housing properties in exchange for aggregate termination fees of approximately $12.5 million. Potential additions to our real estate asset portfolio excludes the properties supported by these five loans.

Real Estate Loan Investments

Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 10 and 60 basis points, depending on the loan.

			Total units upon	Purchase option window
Project/Property	Location		completion (1)	Begin	End

Multifamily communities:
Encore	Atlanta, GA	(2)	—	N/A	N/A
Palisades	Northern VA		304	1/1/2019	5/31/2019
Fusion	Irvine, CA		280	10/1/2018	1/1/2019
Bishop Street	Atlanta, GA	(2)	—	N/A	N/A
Hidden River	Tampa, FL	(2)	—	N/A	N/A
CityPark II	Charlotte, NC		200	9/30/2018	12/31/2018
Park 35 on Clairmont	Birmingham, AL		271	8/1/2018	9/1/2018
Fort Myers	Fort Myers, FL		224	S + 90 days (3)	S + 150 days (3)
Wiregrass	Tampa, FL		392	S + 90 days (3)	S + 150 days (3)
360 Forsyth	Atlanta, GA		356	S + 90 days (3)	S + 150 days (3)
Morosgo	Atlanta, GA		258	S + 90 days (3)	S + 150 days (3)
University City Gateway	Charlotte, NC		338	S + 90 days (3)	S + 150 days (3)
Berryessa	San Jose, CA		—	N/A	N/A
The Anson	Nashville, TN		301	S + 90 days (3)	S + 150 days (3)
North Augusta Ballpark	North Augusta, SC		—	N/A	N/A
Cameron Park	Alexandria, VA		302	S + 90 days (3)	S + 150 days (3)

Student housing properties:
Haven12	Starkville, MS		—	4/1/2019	6/30/2019
Haven46	Tampa, FL	(2)	—	N/A	N/A
Haven Charlotte	Charlotte, NC	(2)	—	N/A	N/A
Solis Kennesaw	Atlanta, GA		248	(4)	(4)

			3,474

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio. The Berryessa and North Augusta Ballpark projects do not include exclusive purchase options, but we hold a Right of First Offer on these projects at prices acceptable to us and the developer.

(2) On May 7, 2018, these five purchase options were terminated, in exchange for an aggregate $12.5 million in termination fees from the developers.
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

Three Months and Six Months Ended June 30, 2018 compared to 2017

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months and six months ended June 30, 2018 versus 2017, as summarized in the tables below:

Preferred Apartment Communities, Inc.	Three months ended June 30,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$66,199	$48,241	$17,958	37.2%
Other property revenues	12,158	8,821	3,337	37.8%
Interest income on loans and notes receivable	13,658	8,490	5,168	60.9%
Interest income from related parties	4,374	5,338	(964)	(18.1)%
Total revenues	96,389	70,890	25,499	36.0%

Operating expenses:
Property operating and maintenance	10,107	7,198	2,909	40.4%
Property salary and benefits reimbursement to related party	4,228	3,219	1,009	31.3%
Property management fees	2,776	2,061	715	34.7%
Real estate taxes	10,063	7,680	2,383	31.0%
General and administrative	1,957	1,654	303	18.3%
Equity compensation to directors and executives	950	871	79	9.1%
Depreciation and amortization	42,095	28,457	13,638	47.9%
Acquisition and pursuit costs	—	5	(5)	—
Asset management fees to related parties	6,621	4,864	1,757	36.1%
Insurance, professional fees and other expenses	2,008	1,377	631	45.8%
Total operating expenses	80,805	57,386	23,419	40.8%
Waived asset management and general and administrative
expense fees	(1,429)	(171)	(1,258)	735.7%
Net operating expenses	79,376	57,215	22,161	38.7%

Operating income	17,013	13,675	3,338	24.4%
Interest expense	22,347	16,398	5,949	36.3%
Change in fair value of net assets of consolidated VIE
from mortgage-backed pool	54	—	54	—
Loss on debt extinguishment	—	888	(888)	—
Net (loss) before gain on real estate	(5,280)	(3,611)	(1,669)	46.2%
Gain on sale of real estate, net of disposition expenses	2	6,915	(6,913)	—
Net (loss) income	$(5,278)	$3,304	$(8,582)	(259.7)%

Preferred Apartment Communities, Inc.	Six months ended June 30,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$130,276	$93,605	$36,671	39.2%
Other property revenues	23,886	17,257	6,629	38.4%
Interest income on loans and notes receivable	23,958	16,438	7,520	45.7%
Interest income from related parties	8,639	10,152	(1,513)	(14.9)%
Total revenues	186,759	137,452	49,307	35.9%

Operating expenses:
Property operating and maintenance	18,912	13,737	5,175	37.7%
Property salary and benefits reimbursement to related party	8,127	6,247	1,880	30.1%
Property management fees	5,532	3,963	1,569	39.6%
Real estate taxes	20,038	15,584	4,454	28.6%
General and administrative	3,798	3,159	639	20.2%
Equity compensation to directors and executives	2,085	1,744	341	19.6%
Depreciation and amortization	82,711	53,283	29,428	55.2%
Acquisition and pursuit costs	—	14	(14)	—
Asset management fees to related parties	12,862	9,377	3,485	37.2%
Insurance, professional fees and other expenses	3,453	2,669	784	29.4%
Total operating expenses	157,518	109,777	47,741	43.5%
Waived asset management and general and administrative
expense fees	(2,649)	(346)	(2,303)	665.6%
Net operating expenses	154,869	109,431	45,438	41.5%

Operating income	31,890	28,021	3,869	13.8%
Interest expense	43,315	31,406	11,909	37.9%
Change in fair value of net assets of consolidated VIE
from mortgage-backed pool	54	—	54	—
Loss on extinguishment of debt	—	888	(888)	—
Net (loss) before gain on real estate	(11,371)	(4,273)	(7,098)	166.1%
Gain on sale of real estate, net of disposition expenses	20,356	37,639	(17,283)	(45.9)%
Net income	$8,985	$33,366	$(24,381)	(73.1)%

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three months and six months ended June 30, 2018 and 2017 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three months ended June 30,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$13,352	$10,133	$3,219	31.8%
Other property revenues	4,359	3,193	1,166	36.5%
Interest income on loans and notes receivable	501	440	61	13.9%
Total revenues	18,212	13,766	4,446	32.3%

Operating expenses:
Property operating and maintenance	2,184	1,456	728	50.0%
Property management fees	632	471	161	34.2%
Real estate taxes	2,173	1,892	281	14.9%
General and administrative	163	182	(19)	(10.4)%
Equity compensation to directors and executives	148	107	41	38.3%
Depreciation and amortization	9,177	7,062	2,115	29.9%
Asset management fees to related parties	1,363	1,025	338	33.0%
Insurance, professional fees and other expenses	285	200	85	42.5%
Total operating expenses	16,125	12,395	3,730	30.1%
Waived asset management and general and administrative
expense fees	(56)	(26)	(30)	115.4%
Net operating expenses	16,069	12,369	3,700	29.9%

Operating income	2,143	1,397	746	53.4%
Interest expense	4,629	3,510	1,119	31.9%
Net loss	$(2,486)	$(2,113)	$(373)	17.7%

New Market Properties, LLC	Six months ended June 30,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$26,315	$19,916	$6,399	32.1%
Other property revenues	8,815	6,416	2,399	37.4%
Interest income on loans and notes receivable	997	869	128	14.7%
Total revenues	36,127	27,201	8,926	32.8%

Operating expenses:
Property operating and maintenance	3,831	2,778	1,053	37.9%
Property management fees	1,360	922	438	47.5%
Real estate taxes	4,741	3,856	885	23.0%
General and administrative	310	318	(8)	(2.5)%
Equity compensation to directors and executives	296	211	85	40.3%
Depreciation and amortization	18,057	14,103	3,954	28.0%
Acquisition and pursuit costs	—	25	(25)	(100.0)%
Asset management fees to related parties	2,679	2,039	640	31.4%
Insurance, professional fees and other expenses	516	403	113	28.0%
Total operating expenses	31,790	24,655	7,135	28.9%
Waived asset management and general and administrative
expense fees	(123)	(48)	(75)	156.3%
Net operating expenses	31,667	24,607	7,060	28.7%

Operating income	4,460	2,594	1,866	71.9%
Interest expense	8,985	6,840	2,145	31.4%
Net loss	$(4,525)	$(4,246)	$(279)	6.6%

Recent acquisitions

Our acquisitions of the following real estate assets since July 1, 2017 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month and six-month periods ended June 30, 2018 versus 2017.

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
7/26/2017	Luxe at Lakewood Ranch	Sarasota, FL	280	n/a	n/a
9/27/2017	Adara Overland Park	Kansas City, KS	260	n/a	n/a
9/29/2017	Aldridge at Town Village	Atlanta, GA	300	n/a	n/a
9/29/2017	The Reserve at Summit Crossing	Atlanta, GA	172	n/a	n/a
11/21/2017	Overlook at Crosstown Walk	Tampa, FL	180	n/a	n/a
12/20/2017	Colony at Centerpointe	Richmond, VA	255	n/a	n/a
1/9/2018	The Lux at Sorrel	Jacksonville, FL	265	n/a	n/a
2/28/2018	Green Park	Atlanta, GA	310	n/a	n/a

	Grocery-anchored shopping centers:
7/26/2017	Irmo Station	Columbia, SC	n/a	n/a	99,384
8/25/2017	Maynard Crossing	Raleigh, NC	n/a	n/a	122,781
9/8/2017	Woodmont Village	Atlanta, GA	n/a	n/a	85,639
9/22/2017	West Town Market	Charlotte, NC	n/a	n/a	67,883
11/30/2017	Roswell Wieuca Shopping Center	Atlanta, GA	n/a	n/a	74,370
12/5/2017	Crossroads Market	Naples, FL	n/a	n/a	126,895
4/27/2018	Greensboro Village	Nashville, TN	n/a	n/a	70,203
4/27/2018	Governors Towne Square	Atlanta, GA	n/a	n/a	68,658
6/26/2018	Neapolitan Way	Naples, FL	n/a	n/a	137,580
6/29/2018	Conway Plaza	Orlando, FL	n/a	n/a	117,705

	Student housing properties:
10/27/2017	Stadium Village (1)	Atlanta, GA	198	792	n/a
12/18/2017	Ursa (1)	Waco, TX	250	840	n/a
5/10/2018	The Tradition	College Station, TX	427	808	n/a
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894	n/a
6/27/2018	The Bloc	Lubbock, TX	140	556	n/a

	Office properties:
11/13/2017	Westridge at La Cantera	San Antonio, TX	n/a	n/a	258,000
1/29/2018	Armour Yards	Atlanta, GA	n/a	n/a	187,000

			3,258	3,890	1,416,098

	(1) The Company acquired and owns an approximate 99% equity interest in a joint venture which owns both Stadium Village and Ursa.

For property level revenues and operating expenses presented in this discussion, multifamily communities acquired prior to July 1, 2017 includes our multifamily established communities same store population, as well as multifamily communities acquired prior to July 1, 2017 which are undergoing renovations or significant capital projects, are adding additional phases, or have not yet become stabilized.

Rental Revenues

Rental revenue increased due primarily to properties acquired since July 1, 2017, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Rental revenues	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$8,283	46.1%	$18,598	50.7%
Acquired during 2011-2016	560	3.1%	1,710	4.7%
Properties sold	(1,402)	(7.8)%	(3,791)	(10.3)%
Student housing properties	4,162	23.2%	7,804	21.3%
New Market Properties	3,219	17.9%	6,399	17.4%
Preferred Office Properties	3,136	17.5%	5,951	16.2%

Total	$17,958	100.0%	$36,671	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in other property revenues for the three-month period and six-month periods ended June 30, 2018 versus 2017 were similarly due to the acquisitions listed above.

Interest income from our real estate loan investments increased for the three-month period ended June 30, 2018 versus 2017, primarily due to the recognition of approximately $2.2 million of interest income from the fees earned from the termination of purchase options on three multifamily communities and two student housing properties. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $376.1 million at June 30, 2018 from $395.0 million at June 30, 2017. The total commitment amount of our real estate loan investment portfolio increased from approximately $442.0 million at June 30, 2017 to $512.8 million at June 30, 2018.

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

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Property operating and maintenance	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$1,118	38.4%	$2,678	51.8%
Acquired during 2011-2016	200	6.9%	167	3.2%
Properties sold	(233)	(8.0)%	(633)	(12.2)%
Student housing properties	747	25.7%	1,403	27.1%
New Market Properties	728	25.0%	1,053	20.3%
Preferred Office Properties	349	12.0%	507	9.8%

Total	$2,909	100.0%	$5,175	100.0%

Property salary and benefits reimbursement to related party

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by property acquisitions listed previously, as summarized in the following table.

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Property salary and benefits reimbursement	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$751	74.4%	$1,661	88.4%
Acquired during 2011-2016	70	6.9%	(111)	(5.9)%
Properties sold	(251)	(24.9)%	(509)	(27.1)%
Student housing properties	343	34.0%	703	37.4%
Preferred Office Properties	96	9.6%	136	7.2%

Total	$1,009	100.0%	$1,880	100.0%

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

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Property management fees	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$365	51.1%	$812	51.7%
Acquired during 2011-2016	18	2.5%	37	2.4%
Properties sold	(70)	(9.8)%	(189)	(12.0)%
Student housing properties	144	20.1%	290	18.5%
New Market Properties	161	22.5%	438	27.9%
Preferred Office Properties	97	13.6%	181	11.5%

Total	$715	100.0%	$1,569	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by property acquisitions listed previously, as summarized in the following table.

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Real estate taxes	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$1,045	43.9%	$2,438	54.8%
Acquired during 2011-2016	(100)	(4.2)%	(475)	(10.7)%
Properties sold	(181)	(7.6)%	(711)	(16.0)%
Student housing properties	608	25.5%	1,122	25.2%
New Market Properties	281	11.8%	885	19.9%
Preferred Office Properties	730	30.6%	1,195	26.8%

Total	$2,383	100.0%	$4,454	100.0%

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

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
General and administrative expense	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Taxes, licenses and fees	$13	4.2%	$12	2.0%
Acquired during 2017-2018	161	53.1%	399	62.4%
Acquired during 2011-2016	85	28.1%	26	4.1%
Properties sold	(54)	(17.8)%	(106)	(16.6)%
Student housing properties	102	33.7%	142	22.2%
New Market Properties	(19)	(6.3)%	(8)	(1.3)%
Preferred Office Properties	15	5.0%	174	27.2%

Total	$303	100.0%	$639	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards increased primarily due to expansions of Class B Unit awards in 2018, the details of which are presented in Note 8 to the Consolidated Financial Statements.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Depreciation and amortization	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$6,562	48.1%	$17,228	58.6%
Acquired during 2011-2016	(1,396)	(10.2)%	(3,416)	(11.6)%
Properties sold	(458)	(3.4)%	(1,066)	(3.6)%
Student housing properties	4,959	36.4%	9,047	30.7%
New Market Properties	2,115	15.5%	3,954	13.4%
Preferred Office Properties	1,856	13.6%	3,681	12.5%

Total	$13,638	100.0%	$29,428	100.0%

The decreases in depreciation and amortization expense for multifamily communities acquired during 2011 - 2016 was due to higher amortization of intangible assets recorded during the six months ended June 30, 2017 related to properties acquired during late 2016. These intangible assets were fully amortized during 2017.

Asset management fees and general and administrative expense fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquired office buildings, grocery-anchored shopping centers, student housing properties and multifamily communities listed previously and as detailed in note 12 to the consolidated financial statements, as well as by the previously-described expansion of our real estate loan investment portfolio from June 30, 2017 to June 30, 2018.

Insurance, professional fees and other expenses

The increases consisted of:

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Insurance, professional fees, and other expenses	Amount	Percent of increase	Amount	Percent of increase
Audit and tax fees	139	22.0%	98	12.5%
Insurance premiums	315	49.9%	1,318	168.1%
Legal and other professional fees	177	28.1%	(632)	(80.6)%

Total	$631	100.0%	$784	100.0%

Waived asset management and general and administrative expense fees

The Manager may, in its discretion, waive some or all of the asset management, property management, or general and administrative fees for properties owned by the Company. The waived fees are converted at the time of this election into contingent fees, which are earned by the Manager only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.

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

Interest expense

The increases consisted of:

	Three months ended June 30,		Six months ended June 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Interest expense	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$2,811	47.3%	$6,456	54.2%
Acquired during 2011-2016	266	4.5%	705	5.9%
Properties sold	(326)	(5.5)%	(883)	(7.4)%
Student housing properties	1,665	28.0%	2,879	24.2%
New Market Properties	1,119	18.8%	2,145	18.0%
Preferred Office Properties	989	16.6%	1,853	15.6%
KeyBank Operating LOC & Term Notes	(547)	(9.2)%	(935)	(7.9)%
Loan Participants	(28)	(0.5)%	(311)	(2.6)%

Total	$5,949	100.0%	$11,909	100.0%

Gain on sale of real estate

We recognized a gain on the sale of the Lake Cameron multifamily community of approximately $20.4 million during the first quarter 2018. The combined gain of approximately $37.6 million during the six months ended June 30, 2017 was related to the sales of the Sandstone Creek, Ashford Park and Enclave at Vista Ridge multifamily communities.

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
• net loan fees received;
• accrued interest income received;
• cash received for purchase option terminations;
• deemed dividends on preferred stock redemptions;
• non-cash dividends on Series M Preferred Stock; and
• amortization of lease inducements;

Less:
• non-cash loan interest income;
• cash paid for loan closing costs;
• amortization of acquired real estate intangible liabilities;
• amortization of straight line rent adjustments, above and below market leases and deferred revenues; and
• normally-recurring capital expenditures and capitalized retail direct leasing costs.

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
		Three months ended June 30,
(In thousands, except per-share figures)		2018	2017

Net (loss) income attributable to common stockholders (See note 1)		$(26,068)	$(12,034)

Add:	Depreciation of real estate assets	29,441	20,616
	Amortization of acquired real estate intangible assets and deferred leasing costs	12,314	7,670
	Income attributable to non-controlling interests (See note 2)	(140)	97
Less:	Gain on sale of real estate	(2)	(6,915)
FFO		15,545	9,434

Add:	Acquisition and pursuit costs	—	5
	Loan cost amortization on acquisition term note	19	43
	Amortization of loan coordination fees paid to the Manager (See note 3)	631	416
	Mortgage loan refinancing and extinguishment costs	20	1,058
	Insurance recovery in excess of weather-related property operating losses (See note 4)	66	—
	Contingent management fees recognized	—	387
	Non-cash equity compensation to directors and executives	950	871
	Amortization of loan closing costs (See note 5)	1,213	1,053
	Depreciation/amortization of non-real estate assets	340	171
	Net loan fees received (See note 6)	411	417
	Accrued interest income received (See note 7)	2,769	2,795
	Cash received for termination of purchase options (See note 8)	2,514	—
	Deemed dividends from cash redemptions of preferred stock	201	—
	Non-cash dividends on Series M Preferred Stock	47	—
	Amortization of lease inducements (See note 9)	311	93
Less:	Non-cash loan interest income (See note 7)	(5,690)	(4,349)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 10)	(2,505)	(1,740)
	Amortization of deferred revenues (See note 11)	(642)	(170)
	Normally recurring capital expenditures and leasing costs (See note 12)	(1,080)	(972)

AFFO		$15,120	$9,512

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$10,104	$7,539
	Distributions to Unitholders (See note 2)	273	212
	Total	$10,377	$7,751

Common Stock dividends and Unitholder distributions per share		$0.255	$0.235

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.38	$0.31
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.37	$0.31

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	39,383	29,894
	Common Stock	1,070	902
	Class A Units	40,453	30,796
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	41,009	32,627

Actual shares of Common Stock outstanding, including 25 and 24 unvested shares
of restricted Common Stock at June 30, 2018 and 2017, respectively		39,750	32,445
Actual Class A Units outstanding at June 30, 2018 and 2017, respectively.		1,070	901
	Total	40,820	33,346

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.64% weighted average non-controlling interest in the Operating Partnership for the three-month period ended June 30, 2018.

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

See Notes to Reconciliation of FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Reconciliation of FFO and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)
		Six months ended June 30,
(In thousands, except per-share figures)		2018	2017

Net (loss) income attributable to common stockholders (See note 1)		$(31,704)	$2,641

Add:	Depreciation of real estate assets	57,153	38,748
	Amortization of acquired real estate intangible assets and deferred leasing costs	24,905	14,202
	Income attributable to non-controlling interests (See note 2)	240	1,096
Less:	Gain on sale of real estate	(20,356)	(37,639)
FFO		30,238	19,048

Add:	Acquisition and pursuit costs	—	14
	Loan cost amortization on acquisition term note	44	70
	Amortization of loan coordination fees paid to the Manager (See note 3)	1,107	771
	Mortgage loan refinancing and extinguishment costs	61	1,058
	Insurance recovery in excess of weather-related property operating losses (See note 4)	(194)	—
	Contingent management fees recognized	—	387
	Non-cash equity compensation to directors and executives	2,085	1,744
	Amortization of loan closing costs (See note 5)	2,258	1,851
	Depreciation/amortization of non-real estate assets	653	333
	Net loan fees received (See note 6)	1,211	417
	Accrued interest income received (See note 7)	4,112	5,319
	Cash received for termination of purchase options (See note 8)	2,514	—
	Deemed dividends from cash redemptions of preferred stock	519	—
	Non-cash dividends on Series M Preferred Stock	153	—
	Amortization of lease inducements (See note 9)	568	93
Less:	Non-cash loan interest income (See note 7)	(10,622)	(8,648)
	Cash paid for loan closing costs	(391)	—
	Amortization of acquired above and below market lease intangibles	(5,694)	(3,556)
	and straight-line rental revenues (See note 10)
	Amortization of deferred revenues (See note 11)	(1,139)	(170)
	Normally recurring capital expenditures and leasing costs (See note 12)	(1,954)	(1,817)

AFFO		$25,529	$16,914

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$19,906	$13,510
	Distributions to Unitholders (See note 2)	540	411
	Total	$20,446	$13,921

Common Stock dividends and Unitholder distributions per share		$0.505	$0.455

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.75	$0.65
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.63	$0.58

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	39,241	28,423
	Common Stock	1,070	914
	Class A Units	40,311	29,337
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	41,273	30,855

Actual shares of Common Stock outstanding, including 25 and 24 unvested shares
of restricted Common Stock at June 30, 2018 and 2017, respectively		39,750	32,445
Actual Class A Units outstanding at June 30, 2018 and 2017, respectively.		1,070	901
	Total	40,820	33,346

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.65% weighted average non-controlling interest in the Operating Partnership for the six-month period ended June 30, 2018.

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

See Notes to Reconciliation of FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Notes to Reconciliations of FFO and AFFO to Net (Loss) Income Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter ended June 30, 2018 include activity for the four grocery-anchored shopping centers and three student housing properties acquired during the quarter only from their respective dates of acquisition. In addition, the second quarter 2018 period includes a full quarter of activity for the seven multifamily communities, six grocery-anchored shopping centers, two student housing properties and two office buildings acquired during the third and fourth quarters 2017 and first quarter 2018. Rental and other property revenues and expenses for the second quarter 2017 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 1,070,103 Class A Units as of June 30, 2018. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.64% and 2.93% for the three-month periods ended June 30, 2018 and 2017, respectively.

3)
As of January 1, 2016, we pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. Loan coordination fees were introduced to reflect the administrative effort involved in arranging debt financing for acquired properties. The portion of the loan coordination fees paid up until July 1, 2017 attributable to the financing were amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Beginning effective July 1, 2017, the loan coordination fee was lowered from 1.6% to 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing. All of the loan coordination fees paid to our Manager subsequent to July 1, 2017 are amortized over the life of the debt. At June 30, 2018, aggregate unamortized loan coordination fees were approximately $12.6 million, which will be amortized over a weighted average remaining loan life of approximately 10.2 years.

4)
We sustained weather-related operating losses due to Hurricane Harvey at our Stone Creek multifamily community during the first and second quarters 2018; these costs are added back to FFO in our calculation of AFFO. Included in these adjustments are the receipt from our insurance carrier during the first quarter 2018 of claims proceeds for lost rental revenues incurred in 2017 that totaled approximately $588,000, which was recognized in our statements of operations for the six months ended June 30, 2018. Lost rent and other operating costs incurred during the three-month period ended June 30, 2018 totaled approximately $66,000.

5)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. On March 23, 2018, but effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At June 30, 2018, aggregate unamortized loan costs were approximately $20.8 million, which will be amortized over a weighted average remaining loan life of approximately 7.7 years.

6)
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

7)
This adjustment reflects the receipt during the periods presented of additional interest income (described in note 6 above) which was earned and accrued prior to those periods presented on various real estate loans.

8)
On May 7, 2018, we terminated our existing purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven 46 and Haven Charlotte student housing properties, all of which are partially supported by real estate loan investments held by us. In exchange, we are to receive termination fees aggregating approximately $12.5 million from the developers. During the second quarter, we received $2.5 million in cash in excess of the recognized termination fees, which are added to FFO in our calculation of AFFO.

9)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At June 30, 2018, the balance of unamortized below-market lease intangibles was approximately $40.3 million, which will be recognized over a weighted average remaining lease period of approximately 9.2 years.

11)
This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings, as well as non-cash revenue earned from our investment in the collateralized mortgage-backed security in th Freddie Mac K Program.

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a syndicated revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $150.0 million pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. On March 23, 2018, but effective as of April 13, 2018, the maximum borrowing capacity was increased to $200.0 million pursuant to an accordion feature. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. At June 30, 2018, we had a balance owed of $38.5 million under the Revolving Line of Credit. Interest expense on the Revolving Line of Credit was approximately $1.4 million (excluding deferred loan cost amortization of approximately $0.4 million) and the weighted average interest rate was 5.1% for the six-month period ended June 30, 2018.
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

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2018, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with Freddie Mac to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities and student housing communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility may be increased at our request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein.

Our net cash provided by operating activities for the six-month periods ended June 30, 2018 and 2017 was approximately $73.2 million and $42.4 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the real estate assets acquired during 2017 and 2018 and an increase in cash collections of interest income from our portfolio of real estate loans and notes, including the receipt of approximately $5.1 million of termination fees from the sale of purchase options.

The majority of our revenue is derived from residents and tenants under existing leases at our multifamily communities, student housing properties, grocery-anchored shopping centers and office buildings. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities, student housing properties, grocery-anchored shopping centers and office buildings in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these properties; and (5) the ability of our residents and tenants to make their rental payments. We believe we are well positioned to take advantage of the recent improvements in real estate fundamentals, such as higher occupancy rates, positive new and renewal rates over expiring leases, a declining home ownership rate and a decline in turnover, which we believe are all positive developments in the real estate industry.

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

Our net cash used in investing activities was approximately $371.6 million and $145.3 million for the six-month periods ended June 30, 2018 and 2017, respectively. Disbursements for property acquisitions were approximately $405.9 million during the 2018 period and approximately $222.4 million during the 2017 period, partially offset by the receipt of approximately $42.3 million and $148.1 million from the sales of multifamily communities during the same respective periods. Repayments for real estate loans, net of disbursements, were approximately $12.4 million during the 2018 period. Disbursements for real estate loans, net of repayments, were approximately $60.5 million during the 2017 period.

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

For the six-month period ended June 30, 2018, our capital expenditures for our multifamily communities and student housing properties, not including changes in related payables were as follows:

	Capital Expenditures - Multifamily Communities
	Recurring		Non-recurring		Total
(in thousands, except per-unit figures)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$165	$34.04	$—	$—	$165	$34.04
Carpets	584	120.80	—	—	584	120.80
Wood / vinyl flooring	131	27.18	—	—	131	27.18
Mini blinds and ceiling fans	48	10.02	—	—	48	10.02
Fire safety	13	2.70	113	23.38	126	26.08
HVAC	146	30.22	—	—	146	30.22
Computers, equipment, misc.	23	4.75	143	29.68	166	34.43
Elevators	—	—	15	3.05	15	3.05
Exterior painting	—	—	61	12.57	61	12.57
Leasing office and other common amenities	42	8.60	511	105.84	553	114.44
Major structural projects	—	—	561	116.01	561	116.01
Cabinets and countertop upgrades	—	—	548	113.38	548	113.38
Landscaping and fencing	5	0.93	214	44.28	219	45.21
Parking lot	76	15.68	295	61.05	371	76.73
Common area items	—	—	42	8.76	42	8.76
Totals	$1,233	$254.92	$2,503	$518	$3,736	$772.92

	Capital Expenditures - Student Housing Properties
	Recurring		Non-recurring		Total
(in thousands, except per-unit figures)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$17	$31.83	$—	$—	$17	$31.83
Carpets	6	11.61	—	—	6	11.61
Wood / vinyl flooring	5	9.78	—	—	5	9.78
Mini blinds and ceiling fans	1	1.00	—	—	1	1.00
Fire safety	—	—	3	6.16	3	6.16
HVAC	26	50.47	—	—	26	50.47
Computers, equipment, misc.	12	23.82	14	26.11	26	49.93
Elevators	—	—	—	—	—	—
Exterior painting	—	—	11	20.53	11	20.53
Leasing office and other common amenities	20	38.18	231	445.5	251	483.68
Major structural projects	1	2.82	135	260.86	136	263.68
Cabinets and counter top upgrades	—	—	1	1.41	1	1.41
Landscaping and fencing	—	—	55	106.31	55	106.31
Parking lot	—	—	11	20.29	11	20.29
Common area items	2	4.49	19	36	21	40.49
Totals	$90	$174.00	$480	$923.17	$570	$1,097.17

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the six-month period ended June 30, 2018 totaled $531,245. Second-generation capital expenditures exclude those expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards

(and which amounts were underwritten into the total investment at the time of acquisition), and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office building portfolio for the six-month period ended June 30, 2018 totaled $100,177. Second-generation capital expenditures exclude those expenditures made in our office building portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), (iii) for property re-developments and repositionings and (iv) for building improvements that are recoverable from future operating cost savings.

Net cash provided by financing activities was approximately $300.7 million and $96.2 million for the six-month periods ended June 30, 2018, and 2017, respectively. During the 2018 period, our significant financing cash sources were approximately $211.9 million of proceeds from the mortgage financing transactions and approximately $204.2 million of net proceeds from our offerings of our Preferred Stock units. During the 2017 period, our significant financing cash sources were approximately $156.3 million of proceeds from the mortgage financing transactions and approximately $132.6 million of net proceeds from our offerings of our Preferred Stock units. Our significant uses of cash for financing activities during the 2018 period were $35.2 million for repayments of mortgage loan indebtedness and $59.2 million for dividend and distribution payments. Our significant uses of cash for financing activities during the 2017 period were $116.0 million for repayments of mortgage loan indebtedness, $89.0 million of net repayments on our revolving line of credit and $41.1 million for dividend and distribution payments.

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

Our second quarter 2018 Common Stock dividend declaration of $0.255 per share represented an overall increase of 104.0% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 14.9% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three-month period ended June 30, 2018, our aggregate dividends and distributions totaled approximately $31.3 million. Our cash flows from operating activities of approximately $41.7 million were sufficient to fund our cash dividend distributions for the three-month period ended June 30, 2018. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

The Company has filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through the sales agents identified in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Credit Facility and (b) for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. No sales were made pursuant to the 2016 ATM Offering during the six months ended June 30, 2018.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of June 30, 2018, our outstanding debt (both secured and unsecured) was approximately 51.3% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at June 30, 2018. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of June 30, 2018, we had long term mortgage indebtedness of approximately $2.0 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of June 30, 2018, we had approximately $21.3 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had 990,241 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, subject to a floor exercise price of $19.50 per share of Common Stock for any warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2018, a total of 456,066 Warrants had been exercised into 9,121,320 shares of Common stock and a remaining 990,241 Warrants are outstanding as of June 30, 2018, with exercise prices ranging from $10.06 to $26.34 per share. If all the Warrants outstanding at June 30, 2018 became exercisable and were exercised, gross proceeds to us would be approximately $117.2 million and we would as a result issue an additional 19,804,820 shares of Common Stock.

Contractual Obligations

As of June 30, 2018, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 2.09% at June 30, 2018, our estimated future required payments on these instruments were:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$538,384	$79,110	$137,902	$109,438	$211,934
Principal	2,035,892	177,180	296,317	432,261	1,130,134
Line of Credit:
Interest	30	30	—	—	—
Principal	38,500	38,500	—	—	—
Total	$2,612,806	$294,820	$434,219	$541,699	$1,342,068

In addition, we had unfunded real estate loan balances totaling approximately $136.7 million at June 30, 2018.

We have no recourse liability to the consolidated VIE liabilities of the ML-04 mortgage-backed pool.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of June 30, 2018, we have variable rate mortgages on the properties listed in following table.

	Balance	LIBOR Cap	All-in Cap
Avenues at Creekside	$40,110	5.0%	6.6%
Citi Lakes	41,974	4.3%	6.5%
Village at Baldwin Park	77,800	N/A	N/A
SoL	37,485	N/A	N/A
Ursa	31,400	N/A	N/A
The Tradition	30,000	3.3%	7.3%
The Bloc	28,966	3.3%	6.8%
Royal Lakes	9,617	N/A	N/A
Cherokee Plaza	24,994	N/A	N/A
Champions Village	27,400	N/A	N/A

Total	$349,746

Our Revolving Line of Credit accrued interest at a spread of 3.25% over LIBOR as of June 30, 2018; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk and no recourse liability or market or interest rate exposure to the consolidated VIE liabilities of the ML-04 mortgage-backed pool.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at June 30, 2018, would increase by approximately $2.9 million on an annualized basis, or decrease by approximately $2.6 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 2.09% at June 30, 2018, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2018, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.
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
10.1
Amendment No. 3 to the Sixth Amended and Restated Management Agreement, effective as of May 3, 2018, among Preferred Apartment Communities, Inc. (the "Company"), Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company with the Securities and Exchange Commission on May 3, 2018)

10.2	(1)
Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company with the Securities and Exchange Commission on May 3, 2018)

12.1	*	Statements Re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	*	Certification of Daniel M. DuPree, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2018 and December 31, 2017, (ii) consolidated statements of operations for the three months and six months ended June 30, 2018 and 2017, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed or Furnished herewith
	(1)	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August, 3, 2018	By:	/s/ Daniel M. DuPree
Daniel M. DuPree
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ John Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)