Form 10-Q
period 2018-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2018-11-06
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of October 29, 2018 was 41,049,275.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	September 30, 2018	December 31, 2017
Assets

Real estate
Land	$490,394	$406,794
Building and improvements	2,494,904	2,043,853
Tenant improvements	105,390	63,425
Furniture, fixtures, and equipment	261,806	210,779
Construction in progress	5,353	10,491
Gross real estate	3,357,847	2,735,342
Less: accumulated depreciation	(242,579)	(172,756)
Net real estate	3,115,268	2,562,586
Real estate loans, net of deferred fee income	326,765	255,345
Real estate loans to related parties, net	60,635	131,451
Real estate assets held for sale, net of accumulated depreciation of $6,667 and $0	36,360	—
Total real estate and real estate loan investments, net	3,539,028	2,949,382

Cash and cash equivalents	26,840	21,043
Restricted cash	59,531	51,969
Notes receivable	14,285	17,318
Note receivable and revolving line of credit due from related party	33,140	22,739
Accrued interest receivable on real estate loans	31,250	26,865
Acquired intangible assets, net of amortization of $106,164 and $73,521	112,914	102,743
Deferred loan costs on Revolving Line of Credit, net of amortization of $667 and $1,153	1,118	1,385
Deferred offering costs	7,741	6,544
Tenant lease inducements, net of amortization of $1,398 and $452	20,275	14,425
Tenant receivables (net of allowance of $1,017 and $715) and other assets	41,632	37,957
Variable Interest Entity ("VIE") assets from mortgage-backed pool, at fair value	262,228	—

Total assets	$4,149,982	$3,252,370

Liabilities and equity

Liabilities
Mortgage notes payable, net of deferred loan costs and
mark-to-market adjustment of $38,275 and $35,397	$2,140,583	$1,776,652
Revolving line of credit	55,700	41,800
Term note payable, net of deferred loan costs of $0 and $6	—	10,994
Real estate loan participation obligation	10,495	13,986
Unearned purchase option termination fees	5,756	—
Deferred revenue	37,964	27,947
Accounts payable and accrued expenses	47,548	31,253
Accrued interest payable	6,322	5,028
Dividends and partnership distributions payable	18,188	15,680
Acquired below market lease intangibles, net of amortization of $13,342 and $8,095	43,155	38,857
Security deposits and other liabilities	14,586	9,407
VIE liabilities from mortgage-backed pool, at fair value	257,303	—
Total liabilities	2,637,600	1,971,604

Commitments and contingencies (Note 11)

Equity

Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 1,565 and 1,250 shares issued; 1,508 and 1,222
shares outstanding at September 30, 2018 and December 31, 2017, respectively	15	12
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 37 and 15 shares issued and outstanding
at September 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized;
40,785 and 38,565 shares issued and outstanding at
September 30, 2018 and December 31, 2017, respectively	408	386
Additional paid-in capital	1,509,411	1,271,040
Accumulated earnings (deficit)	—	4,449
Total stockholders' equity	1,509,834	1,275,887
Non-controlling interest	2,548	4,879
Total equity	1,512,382	1,280,766

Total liabilities and equity	$4,149,982	$3,252,370

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per-share figures)	2018	2017	2018	2017
Revenues:
Rental revenues	$73,640	$50,072	$203,916	$143,677
Other property revenues	13,303	9,335	37,189	26,592
Interest income on loans and notes receivable	13,618	9,673	37,576	26,112
Interest income from related parties	3,671	5,820	12,310	15,971
Total revenues	104,232	74,900	290,991	212,352

Operating expenses:
Property operating and maintenance	12,893	7,901	31,805	21,637
Property salary and benefits (including reimbursements of $4,501,
$3,200, $12,040 and $8,995 to related party)	4,911	3,403	13,038	9,650
Property management fees (including $2,344, $1,576
$6,604 and $4,582 to related parties)	2,998	2,053	8,530	6,016
Real estate taxes	10,597	7,706	30,635	23,290
General and administrative	2,221	1,702	6,019	4,861
Equity compensation to directors and executives	796	863	2,881	2,608
Depreciation and amortization	44,499	28,904	127,210	82,187
Acquisition and pursuit costs	—	—	—	14
Asset management fees to related party	7,234	5,148	20,096	14,525
Loan loss allowance	3,029	—	3,029	—
Insurance, professional fees and other expenses	1,713	1,156	5,166	3,819
Total operating expenses	90,891	58,836	248,409	168,607

Waived asset management and general and administrative expense fees	(1,934)	(656)	(4,583)	(1,002)

Net operating expenses	88,957	58,180	243,826	167,605

Operating income	15,275	16,720	47,165	44,747
Interest expense	25,657	16,678	68,972	48,085
Change in fair value of net assets of consolidated VIE
from mortgage-backed pool	131	—	185	—
Loss on extinguishment of debt	—	—	—	888

Net (loss) income before gain on sale of real estate	(10,251)	42	(21,622)	(4,226)
Gain on sale of real estate, net of disposition expenses	18,605	—	38,961	37,635
Net income	8,354	42	17,339	33,409

Consolidated net (loss) attributable to non-controlling interests	(216)	(1)	(456)	(1,097)

Net income attributable to the Company	8,138	41	16,883	32,312

Dividends declared to preferred stockholders	(22,360)	(16,421)	(62,801)	(46,042)
Earnings attributable to unvested restricted stock	(5)	(4)	(13)	(12)

Net loss attributable to common stockholders	$(14,227)	$(16,384)	$(45,931)	$(13,742)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(0.35)	$(0.49)	$(1.16)	$(0.46)

Weighted average number of shares of Common Stock outstanding,
Basic and diluted	40,300	33,540	39,598	30,147

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the nine-month periods ended September 30, 2018 and 2017
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2018	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766
Issuance of Units	3	—	311,719	—	311,722	—	311,722
Issuance of mShares	—	—	21,768	—	21,768	—	21,768
Redemptions of Series A Preferred Stock	—	11	(9,112)	—	(9,101)	—	(9,101)
Exercises of warrants	—	10	12,943	—	12,953	—	12,953
Syndication and offering costs	—	—	(32,043)	—	(32,043)	—	(32,043)
Equity compensation to executives and directors	—	—	413	—	413	—	413
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	1	870	—	871	(871)	—
Current period amortization of Class B Units	—	—	—	—	—	2,468	2,468
Net income	—	—	—	16,883	16,883	456	17,339
Reallocation adjustment to non-controlling interests	—	—	3,571	—	3,571	(3,571)	—
Distributions to non-controlling interests	—	—	—	—	—	(813)	(813)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(40,655)	(20,913)	(61,568)	—	(61,568)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(814)	(419)	(1,233)	—	(1,233)
Dividends to common stockholders ($0.76 per share)	—	—	(30,289)	—	(30,289)	—	(30,289)
Balance at September 30, 2018	$15	$408	$1,509,411	$—	$1,509,834	$2,548	$1,512,382

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the nine-month periods ended September 30, 2018 and 2017
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9	$265	$906,737	$(23,232)	$883,779	$1,481	$885,260
Issuance of Units	2	—	228,248	—	228,250	—	228,250
Redemptions of Series A Preferred Stock	—	6	(4,506)	—	(4,500)	—	(4,500)
Issuance of common stock	—	49	76,755	—	76,804	—	76,804
Exercises of Warrants	—	34	43,344	—	43,378	—	43,378
Syndication and offering costs	—	—	(26,725)	—	(26,725)	—	(26,725)
Equity compensation to executives and directors	—	—	357	—	357	—	357
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	2	1,676	—	1,678	(1,678)	—
Current period amortization of Class B Units	—	—	—	—	—	2,250	2,250
Net income	—	—	—	32,312	32,312	1,097	33,409
Reallocation adjustment to non-controlling interests	—	—	(1,146)	—	(1,146)	1,146	—
Distributions to non-controlling interests	—	—	—	—	—	(622)	(622)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(45,792)	—	(45,792)	—	(45,792)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(250)	—	(250)	—	(250)
Dividends to common stockholders ($0.69 per share)	—	—	(21,668)	—	(21,668)	—	(21,668)
Balance at September 30, 2017	$11	$356	$1,157,030	$9,080	$1,166,477	$3,674	$1,170,151

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2018	2017
Operating activities:
Net income	$17,339	$33,409
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization expense	127,210	82,187
Amortization of above and below market leases	(4,297)	(2,394)
Deferred revenues and fee income amortization	(3,103)	(1,526)
Purchase option termination income amortization	(6,554)	—
Amortization of market discount on assumed debt and lease incentives	1,152	364
Deferred loan cost amortization	5,213	3,907
(Increase) in accrued interest income on real estate loans	(4,385)	(5,832)
Change in fair value of net assets of consolidated VIE	(185)	—
Equity compensation to executives and directors	2,881	2,608
Gain on sale of real estate	(38,961)	(37,635)
Cash received for purchase option terminations	5,100	—
Loss on extinguishment of debt	—	888
Mortgage interest received from consolidated VIE	3,429	—
Mortgage interest paid to other participants of consolidated VIE	(3,429)	—
Loan loss allowance	3,029	—
Other	—	189
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(3,518)	(7,818)
(Increase) in tenant lease incentives	(6,786)	(11,890)
Increase in accounts payable and accrued expenses	14,470	11,641
Increase in accrued interest, prepaid rents and other liabilities	3,369	2,348
Net cash provided by operating activities	111,974	70,446

Investing activities:
Investments in real estate loans	(145,413)	(119,226)
Repayments of real estate loans	141,729	42,495
Notes receivable issued	(5,949)	(6,250)
Notes receivable repaid	8,941	3,507
Note receivable issued to and draws on line of credit by related parties	(39,377)	(25,740)
Repayments of line of credit by related parties	28,566	23,468
Loan origination fees received	2,919	2,593
Loan origination fees paid to Manager	(1,459)	(1,296)
Investment in mortgage-backed securities	(4,739)	—
Mortgage principal received from consolidated VIE from mortgage-backed pool	705	—
Acquisition of properties	(662,918)	(485,010)
Disposition of properties, net	83,636	148,101
Receipt of insurance proceeds for capital improvements	412	—
Additions to real estate assets - improvements	(36,288)	(12,031)
Deposits refunded on acquisitions	3,552	2,429
Net cash used in investing activities	(625,683)	(426,960)

Financing activities:
Proceeds from mortgage notes payable	386,559	332,428
Payments for mortgage notes payable	(66,875)	(121,066)
Payments for deposits and other mortgage loan costs	(7,150)	(11,580)
Payments for mortgage prepayment costs	—	(817)
Proceeds from real estate loan participants	5	224
Payments to real estate loan participants	(4,372)	(3,467)
Proceeds from lines of credit	362,100	190,000
Payments on lines of credit	(348,200)	(274,500)
Repayment of the Term Loan	(11,000)	—
Mortgage principal paid to other participants of consolidated VIE from mortgage-backed pool	(705)	—
Proceeds from sales of Units, net of offering costs and redemptions	303,391	206,312
Proceeds from sales of Common Stock	—	74,213
Proceeds from exercises of Warrants	16,553	39,430
Payments for redemptions of preferred stock	(9,033)	(4,512)

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)

	Nine months ended September 30,
(In thousands)	2018	2017
Common Stock dividends paid	(29,488)	(19,251)
Preferred stock dividends paid	(61,093)	(44,890)
Distributions to non-controlling interests	(762)	(605)
Payments for deferred offering costs	(2,862)	(5,420)
Net cash provided by financing activities	527,068	356,499

Net increase (decrease) in cash, cash equivalents and restricted cash	13,359	(15)
Cash, cash equivalents and restricted cash, beginning of period	73,012	67,715
Cash, cash equivalents and restricted cash, end of period	$86,371	$67,700

Supplemental cash flow information:
Cash paid for interest	$62,207	$43,493

Supplemental disclosure of non-cash activities:
Accrued capital expenditures	$2,379	$2,532
Writeoff of fully depreciated or amortized assets and liabilities	$1,768	$620
Write off of assets due to hurricane damage (gross value)	$—	$7,939
Lessee-funded tenant improvements, capitalized as landlord assets	$11,796	$23,818
Dividends payable - Common Stock	$10,377	$8,158
Dividends payable - Series A Preferred Stock	$7,426	$5,481
Dividends payable - mShares Preferred Stock	$170	$90
Dividends declared but not yet due and payable	$216	$33
Partnership distributions payable to non-controlling interests	$272	$212
Accrued and payable deferred offering costs	$322	$479
Offering cost reimbursement to related party	$1,438	$325
Reclass of offering costs from deferred asset to equity	$2,008	$2,193
Fair value issuances of equity compensation	$4,972	$4,088
Mortgage loans assumed on acquisitions	$47,125	$57,324
Noncash repayment of mortgages through refinance	$37,485	$65,000

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$26,840	$17,054
Restricted cash	59,531	50,646
Cash, cash equivalents and restricted cash, end of period	$86,371	$67,700

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2018
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

As of September 30, 2018, the Company had 40,785,072 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 97.4% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 1,068,400 at September 30, 2018 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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
September 30, 2018
(unaudited)

2.	Summary of Significant Accounting Policies

Variable Interest Entities

A variable interest entity, or “VIE” is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through the (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company assesses whether it meets the power and benefits criteria and in performing this analysis, the Company considers both qualitative and quantitative factors, including the Company’s ability to control or significantly influence key decisions of the VIE and the obligation or likelihood for the Company to fund operating losses of the VIE. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE. If the Company determines that it meets both the power and benefits criteria of the VIE, the Company is deemed to be the primary beneficiary of the VIE and the Company consolidates the entire VIE entity in its consolidated financial statements. For those VIEs which arise from the Company's investment in mortgage-backed securities and which the Company consolidates, it elects the fair value option, under which the assets and liabilities of the consolidated VIE are carried at fair value. The periodic changes in fair value are included in the earnings of the Company and are reported on the line entitled Change in fair value of net assets of consolidated VIE from mortgage-backed pool on the Company's Consolidated Statements of Operations. See note 4 for discussion related to the Company’s investment in a subordinate tranche of a collateralized mortgage-backed pool during the second quarter 2018 and Note 14 for fair value disclosures related to a consolidated VIE related to this investment.

Real Estate Loans

The Company carries its investments in real estate loans at amortized cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result of the loan is lower than the carrying amount of the loan, an allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans, net of unamortized deferred loan origination fees and allowances for loan loss. These loan balances are presented in the asset section of the consolidated balance sheets inclusive of loan balances from third party participant lenders, with the participant amount presented within the liabilities section.

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans or notes using the effective interest rate method. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company, any unamortized loan fee revenue from the first loan will be recognized as interest revenue at the date of refinancing. Direct loan origination fees applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income. The accrual of interest on all these instruments ceases when there is concern as to the ultimate collection of principal or interest. Any payments received on such non-accrual loans are recorded as reductions of principal when the payments are received. Certain real estate loan assets include limited purchase options and either exit fees or additional amounts of accrued interest. Exit fees or accrued interest due will be treated as additional consideration for the acquired project if the Company purchases the subject property. Additional accrued interest becomes due in cash to the Company on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

The Company evaluates the need for a loss reserve on at least a quarterly basis through its surveillance review process. In connection with the surveillance review process, the Company’s real estate loan investments are assigned an internal risk rating. The internal risk ratings are based on the loan’s current status as compared to underwriting for certain metrics such as total expected construction cost if overruns are noted, construction completion timing if there are delays, current cap rates within the MSA, leasing status, rental rates, net operating income, expected free cash flow, and other factors management deems important related to the ultimate collectability of the loan. The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the ratings. Each loan is given an internal risk rating from “A” to “D”.  Loans rated an “A” meet all present contractual obligations and there are no indicators which would cause concern for the borrower’s ability to meet all present contractual obligations. Loans rated a “B” meet all present contractual obligations, but exhibited at least one indication of a negative variation from the underwriting for the loan and/or project. Loans rated a “C” exhibit some weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. For these loans, management performs

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

analyses to verify the borrower’s ability to meet all present contractual obligations, including obtaining an appraisal of the underlying collateral for the loan. For loans rated a “D”, the collection of all contractual principal and interest is improbable and management has determined to account for the loan as a non-accrual loan and, if appropriate under the circumstances record a loan loss allowance.

The Company's real estate loan investments are collateralized by real estate development projects and secured further by guaranties of repayment from one or more of the borrowers. The Company's lines of credit receivable are typically only collateralized by personal guaranties, but occaisionally may be cross-collateralized by interests in other real estate projects. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates are considered. Such impairment analyses are completed and reviewed by management, utilizing various data sources, including periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, capitalization and discount rates and site inspections.
Evaluations for impairment are performed for each real estate loan investment at least quarterly. Impairment occurs when it is deemed probable that all amounts due will not be collected according to the contractual terms of the loan. Depending upon the circumstances and significance of risk related to the collectability of the loan, management may determine that (i) the loan should be accounted for as a non-accrual loan because recovery of all contractual amounts due are deemed improbable and that any amounts subsequently received will be used to reduce the loan’s principal balance, (ii) in the event of a modification to the loan granted by the Company as a concession to the borrower who is experiencing financial difficulty, result in the need to apply troubled debt restructuring (“TDR”) accounting guidance, and/or (iii) an allowance for loan loss is required for the loan based upon the value of the underlying collateral and the Company’s evaluation of a possible shortfall with regards to the loan’s repayment based upon an estimated sales price, additional costs (if necessary), estimated selling costs, and amounts due to all lenders.
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
September 30, 2018
(unaudited)

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
September 30, 2018
(unaudited)

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

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	September 30, 2018	December 31, 2017
Multifamily communities:
Properties (1)	31	30
Units	9,852	9,521
New Market Properties: (2)
Properties	44	39
Gross leasable area (square feet) (3)	4,571,888	4,055,461
Student housing properties:
Properties	7	4
Units	1,679	891
Beds	5,208	2,950
Preferred Office Properties:
Properties	6	4
Rentable square feet	2,099,000	1,352,000

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

Multifamily communities sold

On September 28, 2018, the Company closed on the sale of its 216-unit multifamily community in Philadelphia, Pennsylvania, or Stone Rise, to an unrelated third party for a purchase price of approximately $42.5 million, exclusive of closing costs and resulting in a gain of $18.6 million. Stone Rise contributed approximately $0.5 million and $0.6 million of net income to the consolidated operating results of the Company for the nine-month periods ended September 30, 2018 and 2017, respectively.

On March 20, 2018, the Company closed on the sale of its 328-unit multifamily community in Raleigh, North Carolina, or Lake Cameron, to an unrelated third party for a purchase price of approximately $43.5 million, exclusive of closing costs and resulting in a gain of $20.4 million. Lake Cameron contributed approximately $0.2 million and $0.3 million of net income to the consolidated operating results of the Company for the nine-month periods ended September 30, 2018 and 2017, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

On January 20, 2017, the Company closed on the sale of its 364-unit multifamily community in Kansas City, Kansas, or Sandstone Creek, to an unrelated third party for a purchase price of $48.1 million, exclusive of closing costs and resulting in a gain of $0.3 million. Sandstone Creek contributed approximately $0.1 million of net loss to the consolidated operating results of the Company for the nine-month period ended September 30, 2017.

On March 7, 2017, the Company closed on the sale of its 408-unit multifamily community in Atlanta, Georgia, or Ashford Park, to an unrelated third party for a purchase price of $65.5 million, exclusive of closing costs and resulting in a gain of $30.4 million. Ashford Park contributed approximately $0.4 million of net income to the consolidated operating results of the Company for the nine-month period ended September 30, 2017.

On May 25, 2017, the Company closed on the sale of its 300-unit multifamily community in Dallas, Texas, or Enclave at Vista Ridge, to an unrelated third party for a purchase price of $44.0 million, exclusive of closing costs and resulting in a gain of $6.9 million. Enclave at Vista Ridge contributed approximately $0.1 million of net loss to the consolidated operating results of the Company for the nine-month period ended September 30, 2017.

Each of the gains recorded for these sales transactions were net of disposition expenses and debt defeasance-related costs and prepayment premiums, as described in Note 9.

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

	Stone Rise	Lake Cameron	Sandstone Creek	Ashford Park	Enclave at Vista Ridge
(in thousands)	September 28, 2018	March 20, 2018	January 20, 2017	March 7, 2017	May 25, 2017
Real estate assets:
Land	$6,950	$4,000	$2,846	$10,600	$4,705
Building and improvements	18,860	21,519	41,860	24,075	29,916
Furniture, fixtures and equipment	3,323	3,687	5,278	4,223	2,874
Accumulated depreciation	(6,766)	(7,220)	(4,809)	(6,816)	(3,556)

Total assets	$22,367	$21,986	$45,175	$32,082	$33,939

Liabilities:
Mortgage note payable	$23,520	$19,736	$30,840	$25,626	$24,862
Supplemental mortgage note	—	—	—	6,374	—

Total liabilities	$23,520	$19,736	$30,840	$32,000	$24,862

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

Multifamily communities acquired

During the nine-month periods ended September 30, 2018 and 2017, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

1/9/2018	The Lux at Sorrel	Jacksonville, Florida	265
2/28/2018	Green Park	Atlanta, Georgia	310
9/27/2018	The Lodge at Hidden River	Tampa, Florida	300

			875

3/3/2017	Broadstone at Citrus Village	Tampa, Florida	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	312
3/31/2017	Founders Village	Williamsburg, Virginia	247
4/26/2017	Claiborne Crossing	Louisville, Kentucky	242
7/26/2017	Luxe at Lakewood Ranch	Sarasota, Florida	280
9/27/2017	Adara Overland Park	Kansas City, Kansas	260
9/29/2017	Aldridge at Town Village	Atlanta, Georgia	300
9/29/2017	The Reserve at Summit Crossing	Atlanta, Georgia	172

			2,109

The aggregate purchase price of the multifamily acquisitions for the nine months ended September 30, 2018 was approximately $166.4 million. The aggregate purchase price of the multifamily acquisitions for the nine months ended September 30, 2017 was approximately $373.7 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Multifamily Communities acquired during the nine months ended:
(in thousands, except amortization period data)	September 30, 2018	September 30, 2017

Land	$18,410	$35,552
Buildings and improvements	116,767	263,212
Furniture, fixtures and equipment	27,905	62,490
Lease intangibles	5,681	11,649
Prepaids & other assets	238	1,305
Accrued taxes	(684)	(1,076)
Security deposits, prepaid rents, and other liabilities	(342)	(644)

Net assets acquired	$167,975	$372,488

Cash paid	$55,015	$124,467
Mortgage debt, net	112,960	248,021

Total consideration	$167,975	$372,488

Three months ended September 30, 2018:
Revenue	$2,593	$8,944
Net income (loss)	$(1,720)	$(3,344)

Nine months ended September 30, 2018:
Revenue	$6,576	$26,380
Net income (loss)	$(5,297)	$(12,289)

Capitalized acquisition costs incurred by the Company	$3,117	$4,597
Acquisition costs paid to related party (included above)	$1,685	$1,978
Remaining amortization period of intangible
assets and liabilities (months)	6.6	1.5

Student housing properties

During the nine-month periods ended September 30, 2018 and 2017, the Company completed the acquisition of the following student housing properties:

Acquisition date	Property	Location	Units	Beds

5/10/2018	The Tradition	College Station, Texas	427	808
5/31/2018	The Retreat at Orlando	Orlando, Florida	221	894
6/27/2018	The Bloc	Lubbock, Texas	140	556

			788	2,258

2/28/2017	Sol	Tempe, Arizona	296	639

The aggregate purchase price of the student housing acquisitions for the nine months ended September 30, 2018 was approximately $197.0 million. The aggregate purchase price of the student housing acquisitions for the nine months ended September 30, 2017 was approximately $53.3 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Student housing properties acquired during the nine months ended:
(in thousands, except amortization period data)	September 30, 2018	September 30, 2017

Land	$23,149	$7,441
Buildings and improvements	146,856	40,059
Furniture, fixtures and equipment	27,211	3,771
Lease intangibles	2,493	2,344
Below market leases	(54)	—
Prepaids & other assets	309	51
Accrued taxes	(942)	(72)
Security deposits, prepaid rents, and other liabilities	(719)	(377)

Net assets acquired	$198,303	$53,217

Cash paid	$92,212	$15,732
Mortgage debt, net	106,091	37,485

Total consideration	$198,303	$53,217

Three months ended September 30, 2018:
Revenue	$4,159	$1,437
Net income (loss)	$(3,268)	$(585)

Nine months ended September 30, 2018:
Revenue	$5,645	$4,144
Net income (loss)	$(5,294)	$(1,311)

Capitalized acquisition costs incurred by the Company	$2,555	$290
Acquisition costs paid to related party (included above)	$1,970	$60

Remaining amortization period of intangible
assets and liabilities (months)	4.2	0.0

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

New Market Properties

During the nine-month periods ended September 30, 2018 and 2017, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

4/27/2018	Greensboro Village	Nashville, Tennessee	70,203
4/27/2018	Governors Towne Square	Atlanta, Georgia	68,658
6/26/2018	Neapolitan Way	Naples, Florida	137,580
6/29/2018	Conway Plaza	Orlando, Florida	117,705
7/6/2018	Brawley Commons	Charlotte, North Carolina	122,028

			516,174

4/21/2017	Castleberry-Southard	Atlanta, Georgia	80,018
6/6/2017	Rockbridge Village	Atlanta, Georgia	102,432
7/26/2017	Irmo Station	Columbia, SC	99,384
8/25/2017	Maynard Crossing	Raleigh, NC	122,781
9/8/2017	Woodmont Village	Atlanta, GA	85,639
9/22/2017	West Town Market	Charlotte, NC	67,883

			558,137

The aggregate purchase price of the New Market Properties acquisitions for the nine months ended September 30, 2018 was approximately $113.1 million. The aggregate purchase price of the New Market Properties acquisitions for the nine months ended September 30, 2017 was approximately $111.6 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisitions during the nine months ended:
(in thousands, except amortization period data)	September 30, 2018	September 30, 2017

Land	$33,290	$20,721
Buildings and improvements	67,595	84,397
Tenant improvements	5,225	2,443
In-place leases	7,795	7,257
Above market leases	1,383	533
Leasing costs	3,152	2,175
Below market leases	(4,359)	(5,169)
Other assets	33	142
Security deposits, prepaid rents, and other	(963)	(565)

Net assets acquired	$113,151	$111,934

Cash paid	$64,918	$39,259
Mortgage debt	48,233	72,675

Total consideration	$113,151	$111,934

Three months ended September 30, 2018:
Revenue	$2,414	$2,634
Net income (loss)	$(467)	$(339)

Nine months ended September 30, 2018:
Revenue	$2,927	$7,822
Net income (loss)	$(716)	$(915)

Capitalized acquisition costs incurred by the Company	$1,612	$1,206
Capitalized acquisition costs paid to related party (included above)	$1,164	$789
Remaining amortization period of intangible
assets and liabilities (years)	7.3	6.9

Preferred Office Properties

On July 31, 2018, the Company acquired 150 Fayetteville, an office building comprised of approximately 560,000 square feet of office space in Raleigh, North Carolina.

On January 29, 2018, the Company acquired Armour Yards, a collection of four adaptive re-use office buildings comprised of approximately 187,000 square feet of office space in Atlanta, Georgia.

The aggregate purchase price of the Preferred Office Properties acquisitions for the nine months ended September 30, 2018 was approximately $234.7 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities. For the nine months ended September 30, 2017, the Company did not acquire any office buildings in its Preferred Office Properties segment. The Company allocated the purchase price and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

Preferred Office Properties' acquisitions during the nine months ended:
(in thousands, except amortization period data)	September 30, 2018

Land	$17,727
Buildings and improvements	177,014
Tenant improvements	18,092
In-place leases	14,614
Above-market leases	3,047
Leasing costs	8,589
Below-market leases	(5,181)
Prepaid and other assets	1,364
Accrued taxes	(17)
Security deposits, prepaid rents, and other liabilities	(4,650)

Net assets acquired	$230,599

Cash paid	$76,199
Mortgage debt, net	154,400

Total consideration	$230,599

Three months ended September 30, 2018:
Revenue	$4,035
Net income (loss)	$(1,196)

Nine months ended September 30, 2018:
Revenue	$6,408
Net income (loss)	$(1,450)

Capitalized acquisition costs incurred by the Company	$3,405
Acquisition costs paid to related party (included above)	$2,395
Remaining amortization period of intangible
assets and liabilities (years)	6.7

The Company recorded aggregate amortization and depreciation expense of:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Depreciation:
Buildings and improvements	$21,084	$14,084	$56,918	$39,929
Furniture, fixtures, and equipment	12,314	7,698	34,224	20,916
	33,398	21,782	91,142	60,845
Amortization:
Acquired intangible assets	10,874	6,725	35,583	20,745
Deferred leasing costs	184	381	380	563
Website development costs	43	16	105	34
Total depreciation and amortization	$44,499	$28,904	$127,210	$82,187

At September 30, 2018, the Company had recorded acquired gross intangible assets of $219.1 million, and accumulated amortization of $106.2 million, gross intangible liabilities of $56.5 million and accumulated amortization of $13.3 million. Net intangible assets and liabilities as of September 30, 2018 will be amortized over weighted average remaining amortization periods of approximately 7.3 years and 8.9 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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
On May 7, 2018, the Company terminated its existing purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven 46 and Haven Charlotte student housing properties, all of which are partially supported by real estate loan investments held by the Company. In exchange, the Company received termination fees aggregating approximately $12.5 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $4.3 million and $6.6 million of interest revenue related to these transactions for the three-month and nine-month periods ended September 30, 2018, respectively.

4.     Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Number of loans	21	23
Drawn amount	$392,189	$388,506
Deferred loan origination fees	(1,760)	(1,710)
Loan loss allowance	(3,029)	—
Carrying value	$387,400	$386,796

Unfunded loan commitments	$123,316	$67,063
Weighted average current interest, per annum (paid monthly)	8.48%	8.53%
Weighted average accrued interest, per annum	5.39%	4.99%

(In thousands)	Principal balance	Deferred loan origination fees	Loan loss allowance	Carrying value
Balances as of December 31, 2017	$388,506	$(1,710)	$—	$386,796
Loan fundings	145,413	—	—	145,413
Loan repayments	(44,566)	—	—	(44,566)
Loans settled with property acquisitions	(95,693)	—	—	(95,693)
Origination fees collected	—	(1,338)	—	(1,338)
Amortization of commitment fees	—	1,288	—	1,288
Reduction of principal due to troubled debt restructuring	(1,471)	—	—	(1,471)
Increase in loan loss allowances	—	—	(3,029)	(3,029)
Balances as of September 30, 2018	$392,189	$(1,760)	$(3,029)	$387,400

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(Dollars in thousands)
Multifamily communities	15	$309,694	$434,711	80%
Student housing properties	4	61,659	64,438	16%
Grocery-anchored shopping centers	1	12,856	12,857	3%
Other	1	3,191	3,500	1%
Balances as of September 30, 2018	21	$387,400	$515,506

Certain of the Company's real estate loan investments are subject to loan participation agreements with unaffiliated third parties. The Company's Palisades loan is subject to such an agreement, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). The Company's Encore loan is subject to a loan participation agreement of 49% of the loan commitment amount, interest payments, and return of principal. The aggregate amount of the Company's unearned purchase option terminations is presented on the line entitled unearned purchase option termination fees of the Consolidated Balance Sheets. At September 30, 2018, the balance was approximately $5.8 million.

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

Management monitors the credit quality of the obligors under each of the Company's real estate loans by tracking the timeliness of scheduled interest and principal payments relative to the due dates as specified in the loan documents, as well as draw requests on the loans relative to the project budgets. In addition, management monitors the actual progress of development and construction relative to the construction plan, as well as local, regional and national economic conditions that may bear on our current and target markets. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and the Company assigns risk ratings to its real estate loans and notes receivable in credit quality categories as described in Note 2.

The Company holds a real estate loan investment in partial support of the Fusion Apartments multifamily community project located in Irvine, California. The total commitment amount of the loan is approximately $70.8 million as of September 30, 2018 and the average investment in the loan over the nine-month period ended September 30, 2018 was approximately $65.0 million. The loan's risk rating as a result of the Company's surveillance review process was C as of June 30, 2018. During the third quarter 2018, the first certificate of occupancy was received and lease up commenced. Offers to purchase the property were gathered, with the highest offer of $118.5 million, approximately $12.0 million less than the aggregate debt balance on the property. The Company agreed to effective July 1, 2018, remove the accrued interest feature on the loan to ease the burden of increased construction costs and to protect the Company's investment in the loan. This restructuring of the loan terms reduced the overall interest rate on the loan from 16.0% to 8.5%. As of September 30, 2018, the loan's risk rating was D. The amount of loss agreed to be borne by the Company was $4.5 million and during the third quarter 2018, the Company recorded an approximate $3.0 million allowance for loss on its real estate loan which is reflected on the statements of operations. In addition, the loan was placed in a non-accrual status, whereby interest is no longer accrued on the loan and any subsequent payments received are recorded as reductions in loan principal. Total principal reduction of the loan totaled approximately $1.47 million and the remaining unpaid principal amount of the loan was approximately $66.4 million at September 30, 2018. The remaining shortfall of $7.4 million is the responsibility of the developer and that will be funded by draws upon an existing line of credit from the Company. The line of credit is protected by guaranties of repayment by the principals of the developer as well as an assignment of the developer's interests in another multifamily community under development in Fort Myers, Florida.

The Company continues to monitor each loan and note receivable for potential deterioration of risk ratings and can make no assurances that economic or industry conditions or other circumstances     will not lead to future loan loss allowances.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

Of the principal amount outstanding of the Company's real estate loan investments as of September 30, 2018, approximately $225.1 million were rated with a credit quality indicator of A, $73.4 million were rated with a credit quality indicator of B, $27.2 million were rated with a credit quality indicator of C and the Irvine loan of $66.4 million was rated with a credit quality indicator of D.

At September 30, 2018, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				September 30, 2018	December 31, 2017
(Dollars in thousands)
360 Residential, LLC (1)	3/20/2013		$—	$—	$2,000	12%
Preferred Capital Marketing Services, LLC (3)	1/24/2013	12/31/2018	1,500	763	926	10%
Preferred Apartment Advisors, LLC (2,3,4)	8/21/2012	12/31/2018	18,000	13,635	14,488	6%
Haven Campus Communities, LLC (2,3)	6/11/2014	12/31/2018	11,660	11,620	7,325	8%	(5)
Oxford Capital Partners, LLC (2,6)	10/5/2015	6/30/2019	8,000	5,844	6,628	12%
Newport Development Partners, LLC (7)	6/17/2014	6/30/2019	2,000	—	—	12%
360 Residential, LLC II (1)	12/30/2015		—	—	3,255	15%
Mulberry Development Group, LLC (2)	3/31/2016	6/30/2019	500	480	479	12%
Mulberry Alexandria Group, LLC (8)	7/31/2017		—	—	1,921	12%
360 Capital Company, LLC (2)	5/24/2016	12/31/2019	3,400	3,007	3,041	12%
360 Capital Company, LLC (2,9)	7/24/2018	12/31/2020	5,000	5,000	—	8.5%
Haven Campus Communities Charlotte Member, LLC (2,3,10)	8/31/2018	12/22/2019	7,700	7,190	—	15%	(11)

Unamortized loan fees				(114)	(6)

			$57,760	$47,425	$40,057

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
(9) The amount payable under the note is collateralized by the developer's interest in the Fort Myers multifamily community project and a personal guaranty of repayment by one of the principals of the borrower.

(10) The amount payable under the note is collateralized by one of the principals of the borrower's 49% interest in an unrelated shopping center located in Atlanta, Georgia.
(11) The interest payable consists of 8.5% payable monthly and an additional 6.5% accrued due at maturity.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Real estate loans:
Current interest payments	$6,974	$8,956	$24,164	$23,997
Additional accrued interest	4,391	5,006	14,587	13,894
Origination fee amortization	250	408	1,288	995
Purchase option termination fee amortization	4,791	—	7,261	—

Total real estate loan revenue	16,406	14,370	47,300	38,886
Interest income on notes and lines of credit	883	1,123	2,586	3,197

Interest income on loans and notes receivable	$17,289	$15,493	$49,886	$42,083

The Company extends loans for purposes such as to partially finance the development of multifamily residential communities, to acquire land in anticipation of developing and constructing multifamily residential communities, and for other real estate or real estate related projects. Certain of these loans include characteristics such as exclusive options to purchase the project within a specific time window following project completion and stabilization, the sufficiency of the borrowers' investment at risk and the existence of payment and performance guaranties provided by the borrowers, any of which can cause the loans to create variable interests to the Company and require further evaluation as to whether the variable interest creates a VIE, which would necessitate consolidation of the project.
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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2018 of approximately $392.2 million. The maximum aggregate amount of loans to be funded as of September 30, 2018 was approximately $515.5 million, which includes approximately $123.3 million of loan committed amounts not yet funded.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Encore, Encore Capital, Bishop Street, Dawsonville Marketplace, 360 Forsyth, Morosgo, Morosgo Capital, Solis Kennesaw and Solis Kennesaw Capital loans, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of September 30, 2018 totaled approximately $98.3 million (with a total commitment amount of approximately $107.3 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of the drawn amount.

Subordinate mortgage pool investment

On May 23, 2018, the Company purchased a subordinate tranche of Series 2018-ML04, a pool of 20 multifamily mortgages with a total pool size of approximately $276.3 million, from the Federal Home Loan Mortgage Corporation, or "Freddie Mac". The purchase price of the subordinate tranche was approximately $4.7 million and has a weighted average maturity of approximately 16 years, at which time the Company will collect the face value of its tranche of $27.6 million. The yield to maturity of the subordinate tranche is expected to be approximately 11.5% per annum.

The Company has evaluated the structure of the investment under the VIE rules and has determined that, due to the Company's position as directing certificate holder of 2018-ML04, it is in the position most able to influence the financial performance of the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

trust. As the subordinate tranche holder, the Company also holds the first loss position of 2018-ML04. As such, the Company is deemed to be the primary beneficiary of the VIE and has consolidated the assets, liabilities, revenues, expenses and cash flows of the entire trust in its consolidated financial statements as of and for the periods ended September 30, 2018. The Company's maximum exposure to loss is approximately $4.8 million. The Company has no recourse liability to either the creditors or other beneficial interest holders of 2018-ML04.

5. Redeemable Preferred Stock and Equity Offerings
At September 30, 2018, the Company's active equity offerings consisted of:

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

As of September 30, 2018, cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)					Deferred Offering Costs
Offering	Total offering		Gross proceeds as of September 30, 2018	% collected of total offering	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (2)	Total offering costs
$1.5 Billion Unit Offering	$1,500,000		$575,206	38%	$2,116	$3,400	$5,516	$54,369	$59,885
mShares Offering	500,000		37,043	15%	525	3,021	3,546	1,702	5,248
Shelf Offering	300,000	(1)	98,080	33%	672	1,320	1,992	3,001	4,993

Total	$2,300,000		$710,329		$3,313	$7,741	$11,054	$59,072	$70,126

(1) Included in the $300 million Shelf Offering is a total of $150 million allocated for the 2016 ATM Offering, which is not listed separately.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

6. Related Party Transactions
On April 16, 2018, John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, passed away. The Company's Haven 12, Haven 46, and Haven Charlotte real estate loan investments and the Haven Campus Communities' line of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., John A. Williams' son. Because the terms of these loans were negotiated and agreed upon while John A. Williams was the Chief Executive Officer of the Company, these instruments will continue to be reported as related party transactions until the loans are repaid. The Company named Daniel M. DuPree as Chairman of the Board of Directors and Chief Executive Officer of the Company. Leonard A. Silverstein was named Vice Chairman of the Board of Directors and continues as the Company's President and Chief Operating Officer.

Daniel M. DuPree and Leonard A. Silverstein are also executive officers and directors of NELL Partners, Inc., which controls the Manager. As of September 30, 2018, Mr. DuPree and Mr. Silverstein comprised the board of directors of Nell Partners, Inc. Mr. DuPree is the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

The Company's Wiregrass and Wiregrass Capital real estate loan investments are partially financing the development of a multifamily community in Tampa, Florida. Timothy A. Peterson is a member of management of both the Altman Companies as well as Chairman of the Audit Committee of the Company's Board of Directors. The Wiregrass loans therefore qualify as related party transactions.

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three months ended September 30,		Nine months ended September 30,
Type of Compensation	Basis of Compensation	2018	2017	2018	2017

Acquisition fees	As of July 1, 2017, 1.0% of the gross purchase price of real estate assets	$2,606	$2,605	$7,226	$2,605
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	249	879	1,460	1,296
Loan coordination fees	1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property. Effective July 1, 2017, the fee was reduced to 0.6% of any such debt	1,048	1,057	2,602	4,067
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,742	3,192	11,007	9,314
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	2,331	1,570	6,572	4,555
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,560	1,306	4,528	3,850
Construction management fees	Quarterly fee for property renovation and takeover projects	93	62	366	222
Disposition fees	1% of the sale price of a real estate asset	425	—	860	1,576
Leasing fees	See text below	—	25	9	68

		$12,054	$10,696	$34,630	$27,553

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

The Manager may, in its discretion, waive some or all of the asset management, property management, or general and administrative fees in the current period for properties owned by the Company. The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle. A cumulative total of approximately $10.4 million of combined asset management and general and administrative fees related to acquired properties as of September 30, 2018 have been waived by the Manager. A total of $9.6 million remains contingent and could possibly be earned by the Manager in the future.

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
In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(in thousands)
Three months ended September 30,		Nine months ended September 30,
2018	2017	2018	2017
$4,501	$3,200	$12,040	$8,995

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $357,807 and $324,638 for the nine-month periods ended September 30, 2018 and 2017, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $1,080,660 and $790,804 for the nine-month periods ended September 30, 2018 and 2017, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

The Company holds a promissory note in the amount of approximately $763,030 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $18.0 million to its Manager.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month and beginning in March 2017, on its Series M Preferred Stock, on an escalating scale of $4.79 per month in year one, increasing to $6.25 per month in year eight and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary. The Company declared quarterly cash dividends on its Common Stock of $0.76 and $0.69 per share for the nine-month periods ended September 30, 2018 and 2017, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as those declared on the Common Stock. At September 30, 2018, the Company had 1,068,400 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the nine months ended September 30,
	2018	2017
(in thousands)
Series A Preferred Stock	$61,558	$45,792
mShares	1,243	250
Common Stock	30,283	21,668
Class A OP Units	813	622

Total	$93,897	$68,332
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

Equity compensation expense by award type for the Company was:

	Three months ended September 30,		Nine months ended September 30,		Unamortized expense as of September 30,
(in thousands)	2018	2017	2018	2017	2018

Class B Unit awards:
Executive officers - 2016	$55	$74	$203	$237	$70
Executive officers - 2017	68	678	263	2,014	407
Executive officers - 2018	538	—	2,002	—	1,343
Restricted stock grants:
2016	—	—	—	136	—
2017	—	90	120	150	—
2018	91	—	151	—	210
Restricted stock units:
2017	19	21	62	71	100
2018	25	—	80	—	232

Total	$796	$863	$2,881	$2,608	$2,362

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

On January 2, 2018, John A. Williams, the late Chief Executive Officer of the Company, was granted 53,746 Class B OP Units.  On April 16, 2018, Mr. Williams passed away and his granted Class B OP Units were modified on a pro-rata basis as of the date of his death.  Of the 53,746 Class B OP Units granted to Mr. Williams, 38,284 Class B OP Units with a total fair value of approximately $638,000 were forfeited.  The remaining 15,462 Class B OP Units will become Vested Class B Units on January 2, 2019, and will remain subject to the earning provision of all Class B Unit grants in order to convert to Class A OP Units. An additional 24,138 Class B OP Units granted to individuals other than Mr. Williams with an aggregate fair value of $364,064 were forfeited during the nine-month period ended September 30, 2018.

Because of the market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the periods beginning on the grant dates through the Initial Valuation Dates. On January 3, 2017, all of the 265,931 Class B OP Units granted on January 3, 2016 became earned and 206,534 automatically vested and converted to Class A Units. Of the remaining earned Class B OP Units, 29,699 vested and automatically converted to Class A Units on January 2, 2018 and the final 29,698 earned Class B OP Units will vest and automatically convert to Class A Units on January 2, 2019, assuming each grantee fulfills the requisite service requirement. On January 2, 2018, all of the 286,392 Class B OP Units granted on January 2, 2017 became earned and 227,599 automatically became vested and converted to Class A Units. Of the remaining earned Class B OP Units, 27,131 will vest and automatically convert to Class A Units on January 2, 2019 and the final 27,135 earned Class B OP Units will vest and automatically convert to Class A Units on January 2, 2020, assuming each grantee fulfills the requisite service requirement.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

Because RSUs are valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions and Monte Carlo result of $16.66 and $11.92 per RSU were utilized to calculate the total fair values of the RSUs of $345,195 and $320,648 for the 2018 and 2017 grants, respectively. The total fair value amounts pertaining to grants of RSUs, net of forfeitures, are amortized as compensation expense over the three one-year periods ending on the three successive anniversaries of the grant dates. As of September 30, 2018, a total of 5,684 RSUs have been forfeited from the 2017 grant and a total of 1,960 RSUs have been forfeited from the 2018 grant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

9. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

The Company partially financed the real estate properties acquired during the nine-month period ended September 30, 2018 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
Lux at Sorrel	1/9/2018	$31,525	Fixed	3.91%	2/1/2030
Armour Yards	1/29/2018	40,000	Fixed	4.10%	2/1/2028
Green Park	2/28/2018	39,750	Fixed	4.09%	3/10/2028
Anderson Central (1)	3/16/2018	12,000	Fixed	4.32%	4/1/2028
The Tradition	5/10/2018	30,000	400 + LIBOR	6.09%	6/6/2021
Greensboro Village	5/22/2018	8,550	Fixed	4.20%	6/1/2028
Governors Towne Square	5/22/2018	11,375	Fixed	4.20%	6/1/2028
Retreat at Orlando (2)	5/31/2018	47,125	Fixed	4.09%	9/1/2025
The Bloc	6/27/2018	28,966	355 + LIBOR	5.64%	7/9/2021
Conway Plaza	6/29/2018	9,783	Fixed	4.29%	7/5/2028
Brawley Commons	7/6/2018	18,525	Fixed	4.36%	8/1/2028
150 Fayetteville	7/31/2018	114,400	Fixed	4.27%	8/10/2028
Lodge at Hidden River	9/27/2018	41,685	Fixed	4.32%	10/1/2028

		$433,684

(1) Anderson Central was acquired in 2016 and subsequent financing was obtained in March 2018.
(2) The mortgage for the Retreat at Orlando was assumed at acquisition.

Repayments and Refinancings

The sale of Stone Rise on September 28, 2018 resulted in $71,500 of debt defeasance related costs, which were netted against the gain on the sale of the property.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

The following table summarizes our mortgage notes payable at September 30, 2018:

(dollars in thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily communities	$941,624	3.81%	7.5
New Market Properties	401,806	3.89%	7.2
Preferred Office Properties	360,644	4.22%	14.3
Student housing properties	125,631	3.97%	5.9

Total fixed rate mortgage debt	$1,829,705	3.92%	8.7

Variable rate mortgage debt:
Multifamily communities	$159,483	4.35%	2.8
New Market Properties	61,819	4.73%	2.9
Preferred Office Properties	—	—	0
Student housing properties	127,851	5.36%	1.7

Total variable rate mortgage debt	$349,153	4.79%	2.4

Total mortgage debt:
Multifamily communities	$1,101,107	3.89%	6.8
New Market Properties	463,625	4.00%	6.6
Preferred Office Properties	360,644	4.22%	14.3
Student housing properties	253,482	4.67%	3.8

Total principal amount	2,178,858	4.06%	7.7
Deferred loan costs	(33,324)
Mark to market loan adjustment	(4,951)
Mortgage notes payable, net	$2,140,583
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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of approximately $11.1 million. As of September 30, 2018, the Company has an outstanding principal balance of $9.6 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 4.61% as of September 30, 2018.

The mortgage note secured by our Champions Village property has a maximum commitment of approximately $34.2 million. As of September 30, 2018, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment will be drawn as the Company achieves leasing activity, if elected by the Company. Additional advances are available

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 5.11% as of September 30, 2018.

As of September 30, 2018, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.7 years.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature within the Fourth Amended and Restated Credit Agreement, as amended on March 23, 2018, but effective as of April 13, 2018, or the Amended and Restated Credit Agreement. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. The weighted average interest rate for the Revolving Line of Credit was 5.14% for the nine-month period ended September 30, 2018. The Revolving Line of Credit also bears a commitment fee on the average daily unused portion of the Revolving Line of Credit of 0.35% per annum.

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
As of September 30, 2018, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.43 billion	(2)	$1.51 billion
Debt yield	Minimum 8.25%		9.7%
Payout ratio	Maximum 95.0%	(3)	91.9%
Total leverage ratio	Maximum 65.0%		59.4%
Debt service coverage ratio	Minimum 1.50x		1.86x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum of $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.43 billion as of September 30, 2018.
(3) Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2018, the maximum dividends and distributions allowed under this covenant was approximately $125.4 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At September 30, 2018, unamortized loan fees and closing costs for the Credit Facility were approximately $855,000, which will be amortized over a remaining loan life of approximately 10 months. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At September 30, 2018, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.3 million, which will be amortized over a remaining loan life of approximately 3.5 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Multifamily communities	$11,409	$8,771	$33,597	$24,678
New Market Properties	5,071	3,858	14,056	10,700
Preferred Office Properties	3,489	1,677	8,696	5,031
Student housing properties	3,497	745	7,572	1,942
Interest paid to real estate loan participants	802	569	1,746	1,825

Total	24,268	15,620	65,667	44,176

Credit Facility and Acquisition Facility	1,389	1,058	3,305	3,909
Interest Expense	$25,657	$16,678	$68,972	$48,085
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of September 30, 2018 were:

Period	Future principal payments (in thousands)
2018	$63,936	(1)
2019	260,488
2020	87,581
2021	193,589
2022	209,524
thereafter	1,419,440

Total	$2,234,558

(1) Includes the principal amount of $55.7 million due on the Company's Revolving Line of Credit.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its shareholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of September 30, 2018 and December 31, 2017.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's eleven-year office lease, which began on October 9, 2014. As of September 30, 2018, the amount guarantied by the Company was $6.1 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of September 30, 2018, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $10.4 million of asset management and general and administrative fees related to acquired properties as of September 30, 2018 have been waived by the Manager.  The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of September 30, 2018, a total of $9.6 million remains contingent and could possibly be earned by the Manager in the future.

At September 30, 2018, the Company had unfunded balances on its real estate loan portfolio of approximately $123.3 million.

At September 30, 2018, the Company had unfunded contractual commitments for tenant improvements of approximately $3.4 million.

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
September 30, 2018
(unaudited)

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

Beginning June 30, 2018, the Company's student housing properties segment is presented separately because the assets of the student housing properties segment exceeded 10% of the Company's consolidated assets. Prior period data has been adjusted from that which was previously reported to reflect this development. In prior periods, student housing properties and multifamily communities were combined.

(in thousands)	September 30, 2018	December 31, 2017

Assets:
Multifamily communities	$1,489,530	$1,410,187
Student housing properties	416,294	227,198
Financing (including $262,228 and $0 of consolidated assets of VIE)	721,426	439,824
New Market Properties	842,081	742,492
Preferred Office Properties	664,024	413,666
Other	16,627	19,003
Consolidated assets	$4,149,982	$3,252,370

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Capitalized expenditures:
Multifamily communities	$3,452	$2,544	$14,150	$8,317
Student housing properties	1,061	354	2,269	689
New Market Properties	3,163	1,225	4,950	2,764
Total	$7,676	$4,123	$21,369	$11,770

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

Total revenues by reportable segment of the Company were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues

Rental revenues:
Multifamily communities	$36,917	$29,701	$109,425	$85,694
Student housing properties	9,390	2,665	21,784	7,254
New Market Properties	14,877	11,052	41,192	30,967
Preferred Office Properties (1)	12,456	6,654	31,516	19,762
Total rental revenues	73,640	50,072	203,917	143,677

Other revenues:
Multifamily communities	4,078	3,326	12,056	9,635
Student housing properties	695	298	1,257	538
New Market Properties	5,129	3,918	14,941	11,204
Preferred Office Properties	3,908	2,237	10,439	6,529
Total other revenues	13,810	9,779	38,693	27,906

Financing revenues	16,782	15,049	48,381	40,769
Consolidated revenues	$104,232	$74,900	$290,991	$212,352

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia office building. As of September 30, 2018, the Company has deferred revenue in an aggregate amount of $40.6 million in connection with such improvements. The remaining balance to be recognized is approximately $38.0 million which is included in the deferred revenues line on the consolidated balance sheets at September 30, 2018. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded noncash revenue of approximately $1.8 million and $0.5 million for the nine-month periods ended September 30, 2018 and 2017.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Segment net operating income (Segment NOI)

Multifamily communities	$23,074	$18,203	$69,342	$52,137
Student housing properties	3,985	1,207	10,927	3,859
Financing	16,782	15,049	48,381	40,769
New Market Properties	14,521	10,935	40,005	30,019
Preferred Office Properties	11,267	6,173	29,663	18,716

Consolidated segment net operating income	69,629	51,567	198,318	145,500

Interest expense:
Multifamily communities	11,409	8,771	33,597	24,678
Student housing properties	3,497	745	7,572	1,942
New Market Properties	5,071	3,858	14,056	10,700
Preferred Office Properties	3,489	1,677	8,696	5,031
Financing	2,191	1,627	5,051	5,734
Depreciation and amortization:
Multifamily communities	18,802	16,381	60,825	45,660
Student housing properties	7,135	1,638	19,736	5,191
New Market Properties	10,462	7,612	28,519	21,714
Preferred Office Properties	8,100	3,273	18,130	9,622
Professional fees	561	526	1,803	1,551
Management fees, net of forfeitures	5,300	4,492	15,513	13,523
Loan loss allowance	3,029	—	3,029	—
Acquisition costs	—	—	—	14
Equity compensation to directors and executives	796	863	2,881	2,608
Gain on sale of real estate	18,605	—	38,961	37,635
Gain on noncash net assets of consolidated VIEs	131	—	185	—
Loss on extinguishment of debt	—	—	—	888
Other	169	62	717	870

Net income (loss)	$8,354	$42	$17,339	$33,409

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

13. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per-share figures)	2018	2017	2018	2017
Numerator:
Net income (loss) before gain on sale of real estate	$(10,251)	$42	$(21,622)	$(4,226)
Gain on sale of real estate, net of disposition expenses	18,605	—	38,961	37,635
Net income (loss)	8,354	42	17,339	33,409
Consolidated net (income) loss attributable to non-controlling
interests (A)	(216)	(1)	(456)	(1,097)
Net income (loss) attributable to the Company	8,138	41	16,883	32,312
Dividends declared to preferred stockholders (B)	(22,360)	(16,421)	(62,801)	(46,042)
Earnings attributable to unvested restricted stock (C)	(5)	(4)	(13)	(12)
Net income (loss) attributable to common stockholders	$(14,227)	$(16,384)	$(45,931)	$(13,742)

Denominator:
Weighted average number of shares of Common Stock - basic	40,300	33,540	39,598	30,147
Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock,
basic and diluted	40,300	33,540	39,598	30,147

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.35)	$(0.49)	$(1.16)	$(0.46)

(A) The Company's outstanding Class A Units of the Operating Partnership (1,068 and 901 Units at September 30, 2018 and 2017, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,508 and 1,116 outstanding shares of Series A Preferred Stock at September 30, 2018 and 2017, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 37 and 12 mShares outstanding at September 30, 2018 and 2017, respectively.

(C) The Company's outstanding unvested restricted share awards (19 and 18 shares of Common Stock at September 30, 2018 and 2017, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 21,471 shares of Common Stock; (ii) 282 Class B Units; (iii) 19 shares of unvested restricted common stock; and (iv) 32 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

	As of September 30, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$387,400	$430,249	$—	$—	$430,249
Notes receivable and line of credit receivable	47,425	47,425	—	—	47,425
	$434,825	$477,674	$—	$—	$477,674
Financial Liabilities:
Mortgage notes payable	$2,178,858	$2,131,824	$—	$—	$2,131,824
Revolving credit facility	55,700	55,700	—	—	55,700
Loan participation obligations	10,495	10,500	—	—	10,500
	$2,245,053	$2,198,024	$—	$—	$2,198,024

	As of December 31, 2017
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$386,796	$432,982	$—	$—	$432,982
Notes receivable and line of credit receivable	40,057	40,057	—	—	40,057
	$426,853	$473,039	$—	$—	$473,039
Financial Liabilities:
Mortgage notes payable	$1,806,901	1,806,024	$—	$—	$1,806,024
Revolving credit facility	41,800	41,800	—	—	41,800
Term loan	11,000	11,000	—	—	11,000
Loan participation obligations	13,986	14,308	—	—	14,308
	$1,873,687	$1,873,132	$—	$—	$1,873,132

(1) The carrying value of real estate assets includes the Company's balance of the Palisades and Encore real estate loan investments, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due to the participants under these arrangements. Accrued interest included in the carrying values of the Company's loan participation obligations was approximately $843,000 and $1.5 million at September 30, 2018 and December 31, 2017, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

The following table presents activity of the ML-04 VIE as of and for the nine-month period ended September 30, 2018:

	Assets	Liabilities
(in thousands)	Multifamily mortgage loans held in VIEs at fair value	VIE liabilities, at fair value	Net
Balance as of December 31, 2017	$—	$—	$—
Initial consolidation of ML-04 trust:	267,705	262,965	4,740
Gains (losses) included in net income due to change in fair value of net assets of VIE:	(4,772)	(4,957)	185
Repayments of underlying mortgage principal amounts and repayments to Class A holders	(705)	(705)	—
Balance as of September 30, 2018	$262,228	$257,303	$4,925

The following table presents the level 3 input used to calculate the fair value of the consolidated assets and liabilities of the ML-04 VIE:

	Fair value	Valuation methodology	Unobservable input
Assets:
Multifamily mortgage loans held in VIEs at fair value	$262,228	Discounted cash flow	Discount rate	5.1%
Liabilities:
VIE liabilities, at fair value	$257,303	Discounted cash flow	Discount rate	5.1%

The following table presents the estimated fair values of the consolidated assets and liabilities from the ML-04 VIE, for which the Company has elected the fair value option.

	As of September 30, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pool	$262,228	$262,228	$—	$—	$262,228
Financial Liabilities:
VIE liabilities from mortgage-backed pool	$257,303	$257,303	$—	$—	$257,303

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

15. Subsequent Events

Between October 1, 2018 and October 31, 2018, the Company issued 38,340 Units and collected net proceeds of approximately $34.5 million after commissions and fees under its $1.5 Billion Unit Offering. Between October 1, 2018 and October 31, 2018, the Company issued 2,339 shares of Series M Preferred Stock and collected net proceeds of approximately $2.3 million after commissions and fees under the mShares offering.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(unaudited)

On October 23, 2018, the Company sold its Stoneridge Farms at Hunt Club multifamily community located in Nashville, Tennessee to an unrelated party for an approximate GAAP gain of $16.9 million, which resulted in an aggregate annual return of approximately 22% from September 26,2014, the date the property was acquired.

On October 31, 2018, the Company refinanced its variable rate mortgage on the Sol student housing community into a $36.2 million mortgage maturing on November 1, 2028 and which bears interest at a fixed rate of 4.71% per annum.

On November 1, 2018, the Company's board of directors declared a quarterly dividend on our Common Stock of $0.26 per share, payable on January 15, 2019 to stockholders of record on December 14, 2018.

On November 5, 2018, the Company closed on a real estate loan investment of up to $13.6 million in partial support of a student housing property adjacent to Kennesaw State University in suburban Atlanta, Georgia.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the nine-month period ended September 30, 2018, we acquired five grocery-anchored shopping centers, three student housing properties, three multifamily communities and two office properties. The aggregate purchase price of these properties was approximately $715.3 million. During the nine-month period ended September 30, 2018, we sold our Lake Cameron multifamily community located in Raleigh, North Carolina, and collected gross proceeds of approximately $43.5 million. We realized a gain on the sale of the property of approximately $20.4 million and an average total return on the property of approximately 19%. We also sold our Stone Rise multifamily community located in Philadelphia, Pennsylvania, and collected gross proceeds of approximately $42.5 million. We realized a gain on the sale of the property of approximately $18.6 million and an average total return on the property of approximately 21.5%.

As of September 30, 2018, we had cumulatively issued 575,206 units and collected net proceeds of approximately $517.7 million from our $1.5 Billion Unit Offering. As of September 30, 2018, we had cumulatively issued 37,043 shares of Series M Preferred Stock and and collected net proceeds of approximately $35.9 million from our mShares Offering. Our Follow-On Series A Offering sold its entire allotment of $900 million Units and was closed on February 14, 2017. Our Series A Redeemable Preferred Stock and our new equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during the nine-month period ended September 30, 2018, we issued approximately 986,000 shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $13.0 million from those exercises.

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

Overview

We are an externally managed Maryland corporation formed primarily to acquire and operate multifamily properties in select targeted markets throughout the United States. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities and other properties. As a secondary strategy, we also may acquire or originate senior mortgage loans, subordinate loans or real estate loan investments secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest a lesser portion of our assets in other real estate related investments, including other income-producing property types, senior mortgage loans, subordinate loans or real estate loans secured by interests in other income-producing property types, or membership or partnership interests in other income-producing property types as determined by Preferred Apartment Advisors, LLC, or our Manager, as appropriate for us. Our investment guidelines limit our investment in these non-multifamily assets to 20% of our assets, subject to increases unanimously approved by our board of directors. On December 12, 2016, our board of directors suspended this 20% limit.

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

We elected to be taxed as a REIT under the Code effective with our tax year ended December 31, 2011. We also intend to operate our business in a manner that will permit us to maintain our status as a REIT and our exemption from registration under the Investment Company Act. We have and will continue to conduct substantially all of our operations through our Operating Partnership in which we owned an approximate 97.4% interest as of September 30, 2018. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2018, given the continued job growth and improvements in consumer confidence. The presidential administration certainly creates more uncertainty in the direction and trajectory of economic growth. We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector. If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as we believe the current level of occupancy nationwide will be difficult to measurably improve upon.

Multifamily Communities

The pipeline of new multifamily construction, although increasing nationwide in recent years, may be showing signs of declining going forward, or at least plateauing. The new supply coming on line to date has been generally in line with demand in most of our markets although we have seen some areas where demand is falling just short of new supply. Nationally, new multifamily construction is currently at or above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets. The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will constrain further increases in multifamily supply. It may even be the case that new supply peaks in 2018 and these constraints cause a leveling out or decline in new multifamily “starts” in 2019 and 2020. As an offset, the presidential administration may loosen banking regulation standards, which could cause an increase in available capital for new construction. Any relaxing of these regulations could lead to more capital for new multifamily development and an increase in supply. The cost of private capital, increasing interest rates over the last twelve months, less debt capital available from traditional commercial banks for real estate loans and a softening of the market in some “Gateway” cities have all put pressure on the pricing dynamic in multifamily transactions. This could lead to an increase in capitalization rates and a softening price environment, and if this were to occur, then our pipeline of candidate multifamily property acquisitions with returns meeting our investment objectives may expand. However, it is important to note that, currently, equity capital for multifamily product remains available and has fueled the demand for the product which has led to the recent cap rate compression. Currently, that availability of capital remains strong and the investment market for multifamily remains popular.

Even with the recent increases in U.S. Treasury yields, competitive lender spreads have maintained a generally favorable borrowing environment for multifamily owners and developers. While the combined impact of higher indexes and lower spreads has led to a net increase in overall rates, demand for multifamily product has not yet been deterred based on debt capital costs. Given the uncertainty around the world's financial markets, fueled in part by the new U.S. President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets. Recent US bond market movements have seen rates rise and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower. Other lenders in the market have had generally stable rates as well. As we move to the end of 2018, we may well see a decline in spreads as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent increase in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps on production or capital retention rates imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

We believe the combination of a difficult regulatory environment and high underwriting standards for commercial banks will continue to create a choppy market for new construction financing. In addition, we believe the continued hesitance among many prospective homebuyers to believe the net benefits of home ownership are greater than the benefit of the flexibility offered through renting will continue to work in the existing multifamily sector's favor. We also believe there will be a continued boost to demand for multifamily rental housing due to the ongoing entry of the “millennial” generation, the sons and daughters of the babyboom generation, into the workforce. This generation has a higher statistical propensity to rent their home and stay a renter deeper into their life-cycle, resulting in an increase in demand for rental housing. This combination of factors should generally result in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.

Student Housing Properties
Regarding the student housing industry, while we have not seen declining rents nationwide at the start of the 2018-2019 academic year, year over year preleasing numbers are slightly lower nationwide. Industry reports suggest that nationally, effective rent is $658 per bed, which represents a 1.5% increase from last year. Some university markets are seeing an average increase of 11.4% in off-campus student housing inventory. There were 47,000 student housing beds delivered across the country in the fall of 2018, with a forecast of 45,000 off campus student housing beds for fall of 2019 delivery. This inventory growth remains in line with recent years.

Industry reports estimate that there will be approximately 22.6 million students enrolled at US colleges by 2026. Industry reports also forecast US enrollment to grow by 1.1% annually from 2018 to 2023, while they estimate that undergraduate college enrollment will grow by an annual average of 1.5% over the next six years. We believe that the primary drivers of expanding enrollment will be moderate job growth, positive 18 to 24 year old population growth, and historically high enrollment rates of 68% to 70% over the next four years among high school graduates.

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

                We believe Amazon's acquisition of Whole Foods to be a net positive to our grocery-anchored strategy in that it demonstrates the importance of the “brick and mortar” delivery model for the grocery sector. Most of the growth in e-commerce around grocers is focused on “the last mile” or getting the goods in the stores to the homes of the customer. Some of our grocers have partnered with third parties (Publix and Kroger with Instacart) or formulated internal solutions (Walmart/in-store pickup and Kroger Pickup) to help advance this segment of their business. We believe that the traditional grocers must be proactive in pursuing on-line solutions in combination with their bricks and mortar physical stores and we have seen our primary grocery store anchors, Publix and Kroger, react quickly and aggressively to bolster their e-commerce and delivery options, an example being Kroger's acquisition of an interest in Ocado, a UK-based company that is the world's largest dedicated online grocery retailer that has developed a proprietary end-to-end operating solution for online grocery retail. We do believe that there will continue to be margin pressure on grocers and this will likely accelerate the difficulties of the weaker grocery chains. Furthermore, this could lead to increased mergers and acquisitions activity in the grocery sector which could also result in store closings or store downsizings due to store trade area overlap.

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

Loan loss allowances

We evaluate each real estate loan investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record a loan loss allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely via liquidation of the collateral.
Our loans are collateralized by real estate development projects and secured further by guaranties of repayment from one or more of the borrowers. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates and site inspections.
New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our consolidated financial statements.

Effective June 30, 2018, the Company changed its population of reportable segments, as described in Note 12 of our consolidated financial statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month and nine-month periods ended September 30, 2018 were:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% change	2018	2017	% change

Revenues (in thousands)	$104,232	$74,900	39.2%	$290,991	$212,352	37.0%

Per share data:
Net income (loss) (1)	$(0.35)	$(0.49)	—	$(1.16)	$(0.46)	—

FFO (2)	$0.28	$0.36	(22.2)%	$1.03	$1.01	2.0%

AFFO (2)	$0.21	$0.28	(25.0)%	$0.84	$0.85	(1.2)%

Dividends (3)	$0.255	$0.235	8.5%	$0.76	$0.69	10.1%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and AFFO results are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

•
For the third quarter 2018, our FFO payout ratio to Common Stockholders and Unitholders was approximately 92.8% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 66.1%. For the nine months ended September 30, 2018, our FFO payout ratio to Common Stockholders and Unitholders was approximately 74.5% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 60.1%.

•
For the third quarter 2018, our AFFO payout ratio to Common Stockholders and Unitholders was approximately 124.3% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 72.3%. For the nine months ended September 30, 2018, our AFFO payout ratio to Common Stockholders and Unitholders was approximately 91.2% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 64.8%. (A)

•
Our FFO results reflect an impairment charge recorded on our Irvine real estate loan investment of approximately $3.0 million, or $0.07 per share for the three-month and nine-month periods ended September 30, 2018.

•
At September 30, 2018, the market value of our common stock was $17.58 per share. A hypothetical investment in our Common Stock in our initial public offering on April 5, 2011, assuming the reinvestment of all dividends and no transaction costs, would have resulted in an average annual return of approximately 24.4% through September 30, 2018.

•	As of September 30, 2018, the average age of our multifamily communities was approximately 5.3 years, which is the youngest in the public multifamily REIT industry.

•
Approximately 84.0% of our permanent property-level mortgage debt has fixed interest rates and approximately 6.4% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates.

•
At September 30, 2018, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 54.4%. Our leverage calculation excludes the gross assets of approximately $262.2 million and liabilities of approximately $257.3 million that we consolidated as a result of our investment in the Freddie Mac K program.

•
As of September 30, 2018, our total assets were approximately $4.1 billion compared to approximately $2.9 billion as of September 30, 2017, an increase of approximately $1.2 billion, or approximately 41.9%. This growth was driven primarily by the acquisition of 22 real estate properties (net of the sale of 2 properties). In addition, our assets increased due to the consolidation of the ML-04 pool.

•
Cash flow from operations for the quarter ended September 30, 2018 was approximately $38.8 million, an increase of approximately $10.7 million, or 38.1%, compared to approximately $28.1 million for the quarter ended September 30, 2017. Cash flow from operations for the third quarter 2018 was more than sufficient to fund our aggregate dividends and distributions for the period, which totaled approximately $33.0 million.

•	On August 31, 2018, we closed on two real estate loan investments aggregating up to approximately $12.3 million in support of a multifamily community project in Fredericksburg, Virginia.

•
On September 28, 2018, we sold our Stone Rise multifamily community located in Philadelphia, Pennsylvania for a gain of approximately $18.6 million, which resulted in an internal rate of return of approximately 21.5% from April 15, 2011, the date the property was acquired.

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

Acquisitions of Properties

During the nine months ended Septmber 30, 2018, we acquired the following properties:

Property	Location (MSA)	Units	Beds	Leasable square feet

Multifamily communities:
The Lux at Sorrel	Jacksonville, FL	265	n/a	n/a
Green Park	Atlanta, GA	310	n/a	n/a
The Lodge at Hidden River	Tampa, FL	300	n/a	n/a

		875

Student housing properties:
The Tradition	College Station, TX	427	808	n/a
The Retreat at Orlando	Orlando, FL	221	894	n/a
The Bloc	Lubbock, TX	140	556	n/a

		788	2,258

Office buildings:
Armour Yards	Atlanta, GA	n/a	n/a	187,000
150 Fayetteville	Raleigh, NC	n/a	n/a	560,000

				747,000

Grocery-anchored shopping centers:
Greensboro Village	Nashville, TN	n/a	n/a	70,203
Governors Towne Square	Atlanta, GA	n/a	n/a	68,658
Neapolitan Way	Naples, FL	n/a	n/a	137,580
Conway Plaza	Orlando, FL	n/a	n/a	117,705
Brawley Commons	Charlotte, NC	n/a	n/a	122,028

				516,174

Real Estate Assets

	Owned as of September 30, 2018	Potential additions from real estate loan investment portfolio (1) (2)	Potential total
Multifamily communities:
Properties	31	11	42
Units	9,852	2,915	12,767
Grocery-anchored shopping centers:
Properties	44	—	44
Gross leasable area (square feet)	4,571,888	—	4,571,888
Student housing properties:
Properties	7	1	8
Units	1,679	248	1,927
Beds	5,208	816	6,024
Office buildings:
Properties	6	—	6
Rentable square feet	2,099,000	—	2,099,000

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

			Total units upon	Purchase option window
Project/Property	Location		completion (1)	Begin	End

Multifamily communities:
Encore	Atlanta, GA	(2)	—	N/A	N/A
Palisades	Northern VA		304	1/1/2019	5/31/2019
Bishop Street	Atlanta, GA	(2)	—	N/A	N/A
Hidden River	Tampa, FL	(2)	—	N/A	N/A
CityPark II	Charlotte, NC		200	1/1/2019	4/1/2019
Park 35 on Clairmont	Birmingham, AL	(3)	—	N/A	N/A
Fort Myers	Fort Myers, FL		224	S + 90 days (4)	S + 150 days (4)
Wiregrass	Tampa, FL		392	S + 90 days (4)	S + 150 days (4)
360 Forsyth	Atlanta, GA		356	S + 90 days (4)	S + 150 days (4)
Morosgo	Atlanta, GA		258	S + 90 days (4)	S + 150 days (4)
University City Gateway	Charlotte, NC		338	S + 90 days (4)	S + 150 days (4)
Berryessa	San Jose, CA		—	N/A	N/A
The Anson	Nashville, TN		301	S + 90 days (4)	S + 150 days (4)
North Augusta Ballpark	North Augusta, SC		—	N/A	N/A
Cameron Park	Alexandria, VA		302	S + 90 days (4)	S + 150 days (4)
Southpoint	Fredericksburg, VA		240	S + 90 days (4)	S + 150 days (4)

Student housing properties:
Haven46	Tampa, FL	(2)	—	N/A	N/A
Haven Charlotte	Charlotte, NC	(2)	—	N/A	N/A
Solis Kennesaw	Atlanta, GA		248	(5)	(5)

			3,163

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
(3) The option period on the loan expired unexercised on September 1, 2018.
(4) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(5) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2019 and end on December 31, 2019.

Three Months and Nine Months Ended September 30, 2018 compared to 2017

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three months and nine months ended September 30, 2018 versus 2017, as summarized in the tables below:

Preferred Apartment Communities, Inc.	Three months ended September 30,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$73,640	$50,072	$23,568	47.1%
Other property revenues	13,303	9,335	3,968	42.5%
Interest income on loans and notes receivable	13,618	9,673	3,945	40.8%
Interest income from related parties	3,671	5,820	(2,149)	(36.9)%
Total revenues	104,232	74,900	29,332	39.2%

Operating expenses:
Property operating and maintenance	12,893	7,901	4,992	63.2%
Property salary and benefits reimbursement to related party	4,911	3,403	1,508	44.3%
Property management fees	2,998	2,053	945	46.0%
Real estate taxes	10,597	7,706	2,891	37.5%
General and administrative	2,221	1,702	519	30.5%
Equity compensation to directors and executives	796	863	(67)	(7.8)%
Depreciation and amortization	44,499	28,904	15,595	54.0%
Acquisition and pursuit costs	—	—	—	—
Asset management fees to related parties	7,234	5,148	2,086	40.5%
Loan loss allowance	3,029	—	3,029	—
Insurance, professional fees and other expenses	1,713	1,156	557	48.2%
Total operating expenses	90,891	58,836	32,055	54.5%
Waived asset management and general and administrative
expense fees	(1,934)	(656)	(1,278)	194.8%
Net operating expenses	88,957	58,180	30,777	52.9%

Operating income	15,275	16,720	(1,445)	(8.6)%
Interest expense	25,657	16,678	8,979	53.8%
Change in fair value of net assets of consolidated VIE
from mortgage-backed pool	131	—	131	—
Net (loss) before gain on real estate	(10,251)	42	(10,293)	—
Gain on sale of real estate, net of disposition expenses	18,605	—	18,605	—
Net (loss) income	$8,354	$42	$8,312	—

Preferred Apartment Communities, Inc.	Nine months ended September 30,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$203,916	$143,677	$60,239	41.9%
Other property revenues	37,189	26,592	10,597	39.9%
Interest income on loans and notes receivable	37,576	26,112	11,464	43.9%
Interest income from related parties	12,310	15,971	(3,661)	(22.9)%
Total revenues	290,991	212,352	78,639	37.0%

Operating expenses:
Property operating and maintenance	31,805	21,637	10,168	47.0%
Property salary and benefits reimbursement to related party	13,038	9,650	3,388	35.1%
Property management fees	8,530	6,016	2,514	41.8%
Real estate taxes	30,635	23,290	7,345	31.5%
General and administrative	6,019	4,861	1,158	23.8%
Equity compensation to directors and executives	2,881	2,608	273	10.5%
Depreciation and amortization	127,210	82,187	45,023	54.8%
Acquisition and pursuit costs	—	14	(14)	—
Asset management fees to related parties	20,096	14,525	5,571	38.4%
Loan loss allowance	3,029	—	3,029	—
Insurance, professional fees and other expenses	5,166	3,819	1,347	35.3%
Total operating expenses	248,409	168,607	79,802	47.3%
Waived asset management and general and administrative
expense fees	(4,583)	(1,002)	(3,581)	—
Net operating expenses	243,826	167,605	76,221	45.5%

Operating income	47,165	44,747	2,418	5.4%
Interest expense	68,972	48,085	20,887	43.4%
Change in fair value of net assets of consolidated VIE
from mortgage-backed pool	185	—	185	—
Loss on extinguishment of debt	—	888	(888)	—
Net (loss) before gain on real estate	(21,622)	(4,226)	(17,396)	—
Gain on sale of real estate, net of disposition expenses	38,961	37,635	1,326	3.5%
Net income	$17,339	$33,409	$(16,070)	(48.1)%

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three months and nine months ended September 30, 2018 and 2017 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three months ended September 30,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$14,877	$11,052	$3,825	34.6%
Other property revenues	4,622	3,474	1,148	33.0%
Interest income on loans and notes receivable	507	444	63	14.2%
Total revenues	20,006	14,970	5,036	33.6%

Operating expenses:
Property operating and maintenance	2,234	1,260	974	77.3%
Property management fees	653	460	193	42.0%
Real estate taxes	2,090	2,034	56	2.8%
General and administrative	379	159	220	138.4%
Equity compensation to directors and executives	150	107	43	40.2%
Depreciation and amortization	10,462	7,612	2,850	37.4%
Asset management fees to related parties	1,522	1,139	383	33.6%
Insurance, professional fees and other expenses	298	51	247	484.3%
Total operating expenses	17,788	12,822	4,966	38.7%
Waived asset management and general and administrative
expense fees	(128)	(21)	(107)	—%
Net operating expenses	17,660	12,801	4,859	38.0%

Operating income	2,346	2,169	177	8.2%
Interest expense	5,071	3,858	1,213	31.4%
Net loss	$(2,725)	$(1,689)	$(1,036)	—%

New Market Properties, LLC	Nine months ended September 30,		Change inc (dec)
(in thousands)	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$41,192	$30,967	$10,225	33.0%
Other property revenues	13,437	9,890	3,547	35.9%
Interest income on loans and notes receivable	1,504	1,314	190	14.5%
Total revenues	56,133	42,171	13,962	33.1%

Operating expenses:
Property operating and maintenance	6,065	4,038	2,027	50.2%
Property management fees	2,013	1,382	631	45.7%
Real estate taxes	6,831	5,890	941	16.0%
General and administrative	689	477	212	44.4%
Equity compensation to directors and executives	446	318	128	40.3%
Depreciation and amortization	28,519	21,714	6,805	31.3%
Acquisition and pursuit costs	—	25	(25)	—%
Asset management fees to related parties	4,201	3,178	1,023	32.2%
Insurance, professional fees and other expenses	814	455	359	78.9%
Total operating expenses	49,578	37,477	12,101	32.3%
Waived asset management and general and administrative
expense fees	(251)	(70)	(181)	—%
Net operating expenses	49,327	37,407	11,920	31.9%

Operating income	6,806	4,764	2,042	42.9%
Interest expense	14,056	10,700	3,356	31.4%
Net loss	$(7,250)	$(5,936)	$(1,314)	—%

Recent acquisitions

Our acquisitions of the following real estate assets since October 1, 2017 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month and nine-month periods ended September 30, 2018 versus 2017.

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
11/21/2017	Overlook at Crosstown Walk	Tampa, FL	180	n/a	n/a
12/20/2017	Colony at Centerpointe	Richmond, VA	255	n/a	n/a
1/9/2018	The Lux at Sorrel	Jacksonville, FL	265	n/a	n/a
2/28/2018	Green Park	Atlanta, GA	310	n/a	n/a
9/27/2018	The Lodge at Hidden River	Tampa, FL	300	n/a	n/a

	Grocery-anchored shopping centers:
11/30/2017	Roswell Wieuca Shopping Center	Atlanta, GA	n/a	n/a	74,370
12/5/2017	Crossroads Market	Naples, FL	n/a	n/a	126,895
4/27/2018	Greensboro Village	Nashville, TN	n/a	n/a	70,203
4/27/2018	Governors Towne Square	Atlanta, GA	n/a	n/a	68,658
6/26/2018	Neapolitan Way	Naples, FL	n/a	n/a	137,580
6/29/2018	Conway Plaza	Orlando, FL	n/a	n/a	117,705
7/6/2018	Brawley Commons	Charlotte, NC	n/a	n/a	122,028

	Student housing properties:
10/27/2017	Stadium Village (1)	Atlanta, GA	198	792	n/a
12/18/2017	Ursa (1)	Waco, TX	250	840	n/a
5/10/2018	The Tradition	College Station, TX	427	808	n/a
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894	n/a
6/27/2018	The Bloc	Lubbock, TX	140	556	n/a

	Office properties:
11/13/2017	Westridge at La Cantera	San Antonio, TX	n/a	n/a	258,000
1/29/2018	Armour Yards	Atlanta, GA	n/a	n/a	187,000
7/31/2018	150 Fayetteville	Raleigh, NC	n/a	n/a	560,000

			2,546	3,890	1,722,439

	(1) The Company acquired and owns an approximate 99% equity interest in a joint venture which owns both Stadium Village and Ursa.

For property level revenues and operating expenses presented in this discussion, multifamily communities acquired prior to October 1, 2017 includes our multifamily established communities same store population, as well as multifamily communities acquired prior to October 1, 2017 which are undergoing renovations or significant capital projects, are adding additional phases, or have not yet become stabilized.

Rental Revenues

Rental revenue increased due primarily to properties acquired since October 1, 2017, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Rental revenues	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$7,251	30.9%	$25,846	42.9%
Acquired during 2011-2016	904	3.8%	2,637	4.4%
Properties sold	(938)	(4.0)%	(4,752)	(7.9)%
Student housing properties	6,725	28.5%	14,530	24.1%
New Market Properties	3,825	16.2%	10,225	17.0%
Preferred Office Properties	5,802	24.6%	11,754	19.5%

Total	$23,569	100.0%	$60,240	100.0%

In addition to incremental rental revenue from recent acquisitions, increases in occupancy rates and in percentages of leased space and rent growth are the primary drivers of increases in rental revenue from our owned properties acquired in prior periods. Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in other property revenues for the three-month period and nine-month periods ended September 30, 2018 versus 2017 were similarly due to the acquisitions listed above.

Interest income from our real estate loan investments increased for the three-month period ended September 30, 2018 versus 2017, primarily due to the recognition of approximately $4.3 million of interest income from the fees earned from the termination of purchase options on three multifamily communities and two student housing properties. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $392.2 million at September 30, 2018 from $411.3 million at September 30, 2017. The total commitment amount of our real estate loan investment portfolio increased from approximately $504.0 million at September 30, 2017 to $515.5 million at September 30, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Property operating and maintenance	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$1,057	21.2%	$3,736	36.7%
Acquired during 2011-2016	17	0.3%	154	1.5%
Properties sold	(140)	(2.8)%	(744)	(7.3)%
Student housing properties	2,045	41.0%	3,448	33.9%
New Market Properties	974	19.5%	2,027	19.9%
Preferred Office Properties	1,039	20.8%	1,547	15.3%

Total	$4,992	100.0%	$10,168	100.0%

Property salary and benefits reimbursement to related party

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by property acquisitions listed previously, as summarized in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Property salary and benefits reimbursement	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$649	43.1%	$2,309	68.2%
Acquired during 2011-2016	61	4.0%	(50)	(1.5)%
Properties sold	(102)	(6.8)%	(610)	(18.0)%
Student housing properties	693	46.0%	1,396	41.2%
Preferred Office Properties	207	13.7%	343	10.1%

Total	$1,508	100.0%	$3,388	100.0%

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

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Property management fees	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$330	34.9%	$1,140	45.3%
Acquired during 2011-2016	39	4.1%	79	3.1%
Properties sold	(39)	(4.1)%	(230)	(9.1)%
Student housing properties	303	32.1%	593	23.6%
New Market Properties	193	20.4%	631	25.1%
Preferred Office Properties	119	12.6%	301	12.0%

Total	$945	100.0%	$2,514	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by property acquisitions listed previously, as summarized in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Real estate taxes	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$968	33.5%	$3,405	46.4%
Acquired during 2011-2016	118	4.1%	(362)	(4.9)%
Properties sold	(70)	(2.4)%	(776)	(10.6)%
Student housing properties	992	34.3%	2,114	28.8%
New Market Properties	56	1.9%	941	12.8%
Preferred Office Properties	827	28.6%	2,023	27.5%

Total	$2,891	100.0%	$7,345	100.0%

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

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
General and administrative expense	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Taxes, licenses and fees	$(163)	(31.4)%	$(152)	(13.1)%
Acquired during 2017-2018	126	24.3%	524	45.3%
Acquired during 2011-2016	(34)	(6.6)%	38	3.3%
Properties sold	(26)	(5.0)%	(176)	(15.2)%
Student housing properties	176	33.9%	319	27.5%
New Market Properties	220	42.4%	212	18.3%
Preferred Office Properties	220	42.4%	393	33.9%

Total	$519	100.0%	$1,158	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards increased primarily due to expansions of Class B Unit awards in 2018, the details of which are presented in Note 8 to the Consolidated Financial Statements.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Depreciation and amortization	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$3,827	24.5%	$21,056	46.8%
Acquired during 2011-2016	(1,000)	(6.4)%	(4,422)	(9.8)%
Properties sold	(406)	(2.6)%	(1,469)	(3.3)%
Student housing properties	5,497	35.2%	14,545	32.3%
New Market Properties	2,850	18.3%	6,805	15.1%
Preferred Office Properties	4,827	31.0%	8,508	18.9%

Total	$15,595	100.0%	$45,023	100.0%

The decreases in depreciation and amortization expense for multifamily communities acquired during 2011 - 2016 was due primarily to write-offs related to completed unit renovation projects and the amortization in full of acquired intangible assets such as in-place lease intangibles, which generally have estimated useful lives of less than one year in the multifamily communities segment.

Asset management fees and general and administrative expense fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquired office buildings, grocery-anchored shopping centers, student housing properties and multifamily communities listed previously and as detailed in note 12 to the consolidated financial statements, as well as by the previously-described expansion of our real estate loan investment portfolio from September 30, 2017 to September 30, 2018.

Insurance, professional fees and other expenses

The increases consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Insurance, professional fees, and other expenses	Amount	Percent of increase	Amount	Percent of increase
Audit and tax fees	37	6.6%	135	10.0%
Insurance premiums	481	86.4%	945	70.2%
Legal and other professional fees	39	7.0%	266	19.8%

Total	$557	100.0%	$1,346	100.0%

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

Interest expense

The increases consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2018 versus 2017		2018 versus 2017
(in thousands)	Increase		Increase
Interest expense	Amount	Percent of increase	Amount	Percent of increase
Multifamily communities:
Acquired during 2017-2018	$2,430	27.1%	$8,889	42.5%
Acquired during 2011-2016	386	4.3%	1,098	5.3%
Properties sold	(177)	(2.0)%	(1,068)	(5.1)%
Student housing properties	2,751	30.6%	5,630	27.0%
New Market Properties	1,213	13.5%	3,356	16.1%
Preferred Office Properties	1,812	20.2%	3,665	17.5%
KeyBank Operating LOC & Term Notes	331	3.7%	(604)	(2.9)%
Loan Participants	233	2.6%	(79)	(0.4)%

Total	$8,979	100.0%	$20,887	100.0%

Gain on sale of real estate

We recognized a gain on the sale of the Lake Cameron multifamily community of approximately $20.4 million during the first quarter 2018 and a gain on the sale of the Stone Rise multifamily community of approximately $18.6 million during the third quarter 2018 . The combined gain of approximately $37.6 million during the nine months ended September 30, 2017 was related to the sales of the Sandstone Creek, Ashford Park and Enclave at Vista Ridge multifamily communities.

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
• loan loss allowance reserves;
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
		Three months ended September 30,
(In thousands, except per-share figures)		2018	2017

Net loss attributable to common stockholders (See note 1)		$(14,227)	$(16,384)

Add:	Depreciation of real estate assets	33,037	21,597
	Amortization of acquired real estate intangible assets and deferred leasing costs	11,058	7,106
	Net income attributable to non-controlling interests (See note 2)	216	1
Less:	Gain on sale of real estate	(18,605)	—
FFO		11,479	12,320

Add:	Loan cost amortization on acquisition term note	19	29
	Amortization of loan coordination fees paid to the Manager (See note 3)	673	407
	Weather-related property operating losses (See note 4)	161	217
	Non-cash equity compensation to directors and executives	796	863
	Amortization of loan closing costs (See note 5)	1,309	905
	Depreciation/amortization of non-real estate assets	404	202
	Net loan fees received (See note 6)	248	879
	Accrued interest income received (See note 7)	4,298	1,797
	Loan loss allowance (See note 8)	3,029	—
	Deemed dividends from cash redemptions of preferred stock	2	—
	Amortization of lease inducements (See note 9)	387	145
	Non-cash dividends on Series M Preferred Stock	63	33
Less:	Non-cash loan interest income (See note 7)	(4,104)	(4,860)
	Non-cash revenues from mortgage-backed securities	(131)
	Amortization of purchase option termination revenues in excess of cash received (See note 10)	(4,478)	—
	Cash paid for loan closing costs	(25)	—
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(3,353)	(1,941)
	Amortization of deferred revenues (See note 12)	(680)	(287)
	Normally recurring capital expenditures and leasing costs (See note 13)	(1,528)	(1,214)

AFFO		$8,569	$9,495

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$10,377	$8,158
	Distributions to Unitholders (See note 2)	272	212
	Total	$10,649	$8,370

Common Stock dividends and Unitholder distributions per share		$0.255	$0.235

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.28	$0.36
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.21	$0.28

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	40,300	33,540
	Class A Units	1,069	901
	Common Stock and Class A Units	41,369	34,441

	Diluted Common Stock and Class A Units (B)	42,890	37,820

Actual shares of Common Stock outstanding, including 19 and 18 unvested shares
of restricted Common Stock at September 30, 2018 and 2017, respectively		40,804	35,616
Actual Class A Units outstanding at September 30, 2018 and 2017, respectively.		1,068	901
	Total	41,872	36,517

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.58% weighted average non-controlling interest in the Operating Partnership for the three-month period ended September 30, 2018.

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
		Nine months ended September 30,
(In thousands, except per-share figures)		2018	2017

Net loss attributable to common stockholders (See note 1)		$(45,931)	$(13,742)

Add:	Depreciation of real estate assets	90,190	60,344
	Amortization of acquired real estate intangible assets and deferred leasing costs	35,963	21,308
	Net income attributable to non-controlling interests (See note 2)	456	1,097
Less:	Gain on sale of real estate	(38,961)	(37,635)
FFO		41,717	31,372

Add:	Acquisition and pursuit costs	—	14
	Loan cost amortization on acquisition term notes	63	99
	Loan cost amortization on loan coordination fees	1,780	1,178
	Mortgage loan refinancing and extinguishment costs	61	1,058
	(Insurance recovery in excess of) weather-related property operating losses (See note 4)	(33)	217
	Contingent management fees recognized	—	387
	Non-cash equity compensation to directors and executives	2,881	2,608
	Amortization of loan closing costs (See note 5)	3,567	2,757
	Depreciation/amortization of non-real estate assets	1,057	535
	Net loan fees received (See note 6)	1,459	1,296
	Accrued interest income received (See note 7)	8,410	7,115
	Loan loss allowance (See note 8)	3,029	—
	Deemed dividends from cash redemptions of preferred stock	522	—
	Non-cash dividends on Series M Preferred Stock	216	33
	Amortization of lease inducements (See note 9)	955	237
Less:	Non-cash loan interest income (See note 7)	(14,726)	(13,507)
	Cash paid for loan closing costs	(416)	—
	Amortization of purchase option termination revenues in excess of cash received (See note 10)	(1,964)	—
	Non-cash revenues from mortgage-backed securities	(185)	—
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(9,047)	(5,497)
	Amortization of deferred revenues (See note 12)	(1,765)	(457)
	Normally recurring capital expenditures and leasing costs (See note 13)	(3,482)	(3,032)
AFFO		$34,099	$26,413

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	30,283	21,668
	Distributions to Unitholders (See note 2)	813	622
	Total	31,096	22,290
Common Stock dividends and Unitholder distributions per share		$0.76	$0.69

FFO per weighted average basic share of Common Stock and Unit outstanding		$1.03	$1.01
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.84	$0.85

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	39,598	30,147
	Class A Units	1,070	910
	Common Stock and Class A Units	40,668	31,057

	Diluted Common Stock and Class A Units (B)	41,936	33,645

Actual shares of Common Stock outstanding, including 19 and 18 unvested shares
of restricted Common Stock at September 30, 2018 and 2017, respectively		40,804	35,616
Actual Class A Units outstanding at September 30, 2018 and 2017, respectively.		1,068	901
	Total	41,872	36,517

(A) Units and Unitholders refer to Class A Units in our Operating Partnership, or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.63% weighted average non-controlling interest in the Operating Partnership for the nine-month period ended September 30, 2018.

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

See Notes to Reconciliation of FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Notes to Reconciliations of FFO and AFFO to Net (Loss) Income Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter ended September 30, 2018 include activity for the multifamily community, office building and grocery-anchored shopping center acquired during the quarter only from their respective dates of acquisition. In addition, the third quarter 2018 period includes activity for the five multifamily communities, seven grocery-anchored shopping centers, five student housing properties and three office buildings acquired since September 30, 2017. Rental and other property revenues and expenses for the third quarter 2017 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in our Operating Partnership consisted of a total of 1,068,400 Class A Units as of September 30, 2018. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.59% and 2.62% for the three-month and nine-month periods ended September 30, 2018, respectively.

3)
As of January 1, 2016, we pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. Loan coordination fees were introduced to reflect the administrative effort involved in arranging debt financing for acquired properties. The portion of the loan coordination fees paid up until July 1, 2017 attributable to the financing were amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Beginning effective July 1, 2017, the loan coordination fee was lowered from 1.6% to 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing. All of the loan coordination fees paid to our Manager subsequent to July 1, 2017 are amortized over the life of the debt. At September 30, 2018, aggregate unamortized loan coordination fees were approximately $13.0 million, which will be amortized over a weighted average remaining loan life of approximately 10.2 years.

4)
We sustained weather related operating losses due to Hurricane Harvey at our Stone Creek multifamily community during the nine months ended September 30, 2018; these costs are added back to FFO in our calculation of AFFO.  Lost rent and other operating costs incurred during the nine-month period ended September 30, 2018 totaled approximately $555,000.  This number is offset by the receipt from our insurance carrier of approximately $588,000 for recoveries of lost rent, which was recognized in our statements of operations for the nine months ended September 30, 2018.

5)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. On March 23, 2018, but effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At September 30, 2018, aggregate unamortized loan costs were approximately $21.2 million, which will be amortized over a weighted average remaining loan life of approximately 7.6 years.

6)
We receive loan origination fees in conjunction with the origination of certain real estate loan investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received after the payment of loan origination fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the amortized non-cash income is a deduction in the calculation of AFFO. Over the lives of certain loans, we accrue additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. This non-cash interest income is subtracted from FFO in our calculation of AFFO. The amount of additional accrued interest becomes an additive adjustment to FFO once received from the borrower (see note 7).

7)
This adjustment reflects the receipt during the periods presented of additional interest income (described in note 6 above) which was earned and accrued prior to those periods presented on various real estate loans.

8)
During the third quarter 2018, we recorded an approximate $3.0 million allowance for loss on our real estate loan investment to the developer of Fusion Apartments in Irvine, California, which is reflected on our statements of operations.

9)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)
On May 7, 2018, we terminated our existing purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven 46 and Haven Charlotte student housing properties, all of which are partially supported by real estate loan investments held by us. In exchange, we are to receive termination fees aggregating approximately $12.5 million from the developers. As of September 30, 2018, we have received approximately $4.6 million in cash of the recognized termination fees, which are added to FFO in our calculation of AFFO.

11)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At September 30, 2018, the balance of unamortized below-market lease intangibles was approximately $43.2 million, which will be recognized over a weighted average remaining lease period of approximately 8.9 years.

12)
This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings, as well as non-cash revenue earned from our investment in the collateralized mortgage-backed security in the Freddie Mac K Program.

13)
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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a syndicated revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit was $150.0 million pursuant to the Fourth Amended and Restated Credit Agreement, as amended effective December 27, 2016, or the Amended and Restated Credit Agreement. On March 23, 2018, but effective as of April 13, 2018, the maximum borrowing capacity was increased to $200.0 million pursuant to an accordion feature. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus 3.25% per annum and matures on August 5, 2019, with an option to extend the maturity date to August 5, 2020, subject to certain conditions described therein. At September 30, 2018, we had a balance owed of $55.7 million under the Revolving Line of Credit. Interest expense on the Revolving Line of Credit was approximately $2.1 million (excluding deferred loan cost amortization of approximately $0.7 million) and the weighted average interest rate was 5.14% for the nine-month period ended September 30, 2018.
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

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2018, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

Our net cash provided by operating activities for the nine-month periods ended September 30, 2018 and 2017 was approximately $112.0 million and $70.4 million, respectively. The increase in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the real estate assets acquired during 2017 and 2018 and an increase in cash collections of interest income from our portfolio of real estate loans and notes, including the receipt of approximately $4.6 million of termination fees from the sale of purchase options.

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

Our net cash used in investing activities was approximately $625.7 million and $427.0 million for the nine-month periods ended September 30, 2018 and 2017, respectively. Disbursements for property acquisitions were approximately $662.9 million during the 2018 period and approximately $485.0 million during the 2017 period, partially offset by the receipt of approximately $83.6 million and $148.1 million from the sales of multifamily communities during the same respective periods. Disbursements of funds for real estate loans, net of repayments, were approximately $3.7 million during the 2018 period. Disbursements for real estate loans, net of repayments, were approximately $76.7 million during the 2017 period.

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

For the nine-month period ended September 30, 2018, our capital expenditures for our multifamily communities and student housing properties, not including changes in related payables were as follows:

	Capital Expenditures - Multifamily Communities
	Recurring		Non-recurring		Total
(in thousands, except per-unit figures)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$281	$38.57	$—	$—	$281	$38.57
Carpets	1,002	137.34	—	—	1,002	137.34
Wood / vinyl flooring	218	29.88	—	—	218	29.88
Mini blinds and ceiling fans	79	10.89	—	—	79	10.89
Fire safety	13	1.79	147	20.12	160	21.91
HVAC	289	39.58	—	—	289	39.58
Computers, equipment, misc.	26	3.60	226	31.05	252	34.65
Elevators	—	—	15	2.02	15	2.02
Exterior painting	—	—	220	30.14	220	30.14
Leasing office and other common amenities	80	10.96	2,252	308.72	2,332	319.68
Major structural projects	—	—	6,093	835.15	6,093	835.15
Cabinets and countertop upgrades	—	—	1,317	180.46	1,317	180.46
Landscaping and fencing	5	0.62	507	69.51	512	70.13
Parking lot	76	10.39	574	78.68	650	89.07
Common area items	—	—	137	18.83	137	18.83
Totals	$2,069	$283.62	$11,488	$1,574.68	$13,557	$1,858.30

	Capital Expenditures - Student Housing Properties
	Recurring		Non-recurring		Total
(in thousands, except per-unit figures)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$40	$13.44	$—	$—	$40	$13.44
Carpets	79	26.59	—	—	79	26.59
Wood / vinyl flooring	6	1.99	—	—	6	1.99
Mini blinds and ceiling fans	10	3.27	—	—	10	3.27
Fire safety	—	—	3	1.08	3	1.08
HVAC	57	19.33	—	—	57	19.33
Computers, equipment, misc.	15	5.06	58	19.47	73	24.53
Elevators	—	—	—	—	—	—
Exterior painting	—	—	11	3.60	11	3.60
Leasing office and other common amenities	86	29.14	260	87.85	346	116.99
Major structural projects	1	0.49	138	46.69	139	47.18
Cabinets and counter top upgrades	1	0.20	227	76.93	228	77.13
Landscaping and fencing	—	—	61	20.49	61	20.49
Parking lot	—	—	11	3.56	11	3.56
Common area items	2	0.79	54	18.34	56	19.13
Totals	$297	$100.30	$823	$278.01	$1,120	$378.31

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the nine-month period ended September 30, 2018 totaled approximately $1.0 million. Second-generation capital expenditures exclude those expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office building portfolio for the nine-month period ended September 30, 2018 totaled approximately $116,000. Second-generation capital expenditures exclude those expenditures made in our office building portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), (iii) for property re-developments and repositionings and (iv) for building improvements that are recoverable from future operating cost savings.

Net cash provided by financing activities was approximately $527.1 million and $356.5 million for the nine-month periods ended September 30, 2018, and 2017, respectively. During the 2018 period, our significant financing cash sources were approximately $386.6 million of proceeds from the mortgage financing transactions and approximately $303.4 million of net proceeds from our offerings of our Preferred Stock units. During the 2017 period, our significant financing cash sources were approximately $332.4 million of proceeds from the mortgage financing transactions and approximately $206.3 million of net proceeds from our offerings of our Preferred Stock units. Our significant uses of cash for financing activities during the 2018 period were $66.9 million for repayments of mortgage loan indebtedness and $91.3 million for dividend and distribution payments. Our significant uses of cash for financing activities during the 2017 period were $121.1 million for repayments of mortgage loan indebtedness, $84.5 million of net repayments on our revolving line of credit and $64.8 million for dividend and distribution payments.

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

Our third quarter 2018 Common Stock dividend declaration of $0.255 per share represented an overall increase of 104.0% from our initial Common Stock dividend per share of $0.125 following our IPO, or an annualized dividend growth rate of approximately 14.4% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three-month period ended September 30, 2018, our aggregate dividends and distributions totaled approximately $33.0 million. Our cash flows from operating activities of approximately $38.8 million were sufficient to fund our cash dividend distributions for the three-month period ended September 30, 2018. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

The Company has filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through the sales agents identified in the prospectus. The Company intends to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Credit Facility and (b) for other general corporate purposes, which includes making investments in accordance with the Company's investment objectives. No sales were made pursuant to the 2016 ATM Offering during the nine months ended September 30, 2018.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of September 30, 2018, our outstanding debt (both secured and unsecured) was approximately 51.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at September 30, 2018. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of September 30, 2018, we had long term mortgage indebtedness of approximately $2.1 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of September 30, 2018, we had approximately $26.8 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had 1,069,842 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, subject to a floor exercise price of $19.50 per share of Common Stock for any warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2018, a total of 473,980 Warrants had been exercised into 9,479,600 shares of Common stock and a remaining 1,069,842 Warrants are outstanding as of September 30, 2018, with exercise prices ranging from $10.06 to $26.34 per share. If all the Warrants outstanding at September 30, 2018 became exercisable and were exercised, gross proceeds to us would be approximately $394.3 million and we would as a result issue an additional 21,396,840 shares of Common Stock.

Contractual Obligations

As of September 30, 2018, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 2.26% at September 30, 2018, our estimated future required payments on these instruments were:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$587,322	$84,182	$150,213	$119,667	$233,260
Principal	2,178,857	177,816	303,534	455,414	1,242,093
Line of Credit:
Interest	26	26	—	—	—
Principal	55,700	55,700	—	—	—
Total	$2,821,905	$317,724	$453,747	$575,081	$1,475,353

In addition, we had unfunded real estate loan balances totaling approximately $123.3 million at September 30, 2018.

We have no recourse liability to the consolidated VIE liabilities of the ML-04 mortgage-backed pool.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of September 30, 2018, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$39,904		5.0%	6.6%
Citi Lakes	41,779		4.3%	6.5%
The Tradition	30,000		3.3%	7.3%
The Bloc	28,966		3.3%	6.8%
Total capped floating-rate debt	140,649	6.46%

Village at Baldwin Park	77,800		n/a	n/a
SoL	37,485		n/a	n/a
Ursa	31,400		n/a	n/a
Royal Lakes	9,580		n/a	n/a
Cherokee Plaza	24,839		n/a	n/a
Champions Village	27,400		n/a	n/a
Total uncapped floating-rate debt	208,504	9.57%

Total floating-rate debt	$349,153	16.02%

Our Revolving Line of Credit accrued interest at a spread of 3.25% over LIBOR as of September 30, 2018; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk and no recourse liability or market or interest rate exposure to the consolidated VIE liabilities of the ML-04 mortgage-backed pool.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2018, would increase by approximately $2.2 million on an annualized basis, or decrease by approximately $2.2 million on an annualized basis. The difference between the interest expense amounts related to an increase or decrease in our floating-rate interest cost is because LIBOR was 2.26% at September 30, 2018, therefore we have limited the estimate of how much our interest costs may decrease because we use a floor of 0% for LIBOR.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2018, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.
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
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2018 and December 31, 2017, (ii) consolidated statements of operations for the three months and nine months ended September 30, 2018 and 2017, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed or Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 6, 2018	By:	/s/ Daniel M. DuPree
Daniel M. DuPree
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ John Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)