Form 10-K
period 2018-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2019-03-01
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Exchange Act Rule 12b-2).
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $663,613,344 based on the closing price of the common stock on the NYSE on such date. The number of shares outstanding of the registrant’s Common Stock, as of February 22, 2019 was 42,901,894.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2019 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

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

Development of the Company

Preferred Apartment Communities, Inc. was formed as a Maryland corporation on September 18, 2009 and has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, effective with its tax year ended December 31, 2011. The Company was formed primarily to own and operate multifamily properties and, to a lesser extent, own and operate student housing properties, grocery anchored shopping centers and strategically located, well leased class A office buildings, all in select targeted markets throughout the United States.  As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities.  As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or real estate loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest a portion of our assets in other real estate related investments, including other income-producing property types, senior mortgage loans, subordinate loans or real estate loans secured by interests in other income-producing property types, membership or partnership interests in other income-producing property types as determined by our manager as appropriate for us.

Our consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest and has and plans to continue to conduct substantially all its business through the Operating Partnership. For the year ended December 31, 2018, the Company held an approximate 97.5% weighted average ownership percentage in the Operating Partnership.

Pursuant to the First Amendment to the Fifth Amended and Restated Management Agreement, which was effective January 1, 2016, we replaced the acquisition fee owed to the Manager in connection with acquiring real property with a loan coordination fee that was payable in relation to the amount of new debt financed or outstanding debt assumed secured directly by any of our owned real estate asset or the additional amount of any supplemental financing secured directly any of our owned real estate assets. In addition, the First Amendment to the Fifth Amended and Restated Management Agreement changes the name of the fee paid on loans originated by the Company from an "acquisition fee" to a "loan coordination fee."

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

Both our Manager and our Operating Partnership are related parties to us.

At December 31, 2018, our portfolio of current and potential real estate assets consisted of:

	Owned as of December 31, 2018	Potential additions from real estate loan investment portfolio (1) (2)	Potential total
Multifamily communities:
Properties	32	10	42
Units	9,768	3,047	12,815
Grocery-anchored shopping centers:
Properties	45	—	45
Gross leasable area (square feet)	4,730,695	—	4,730,695
Student housing properties:
Properties	7	2	9
Units	1,679	423	2,102
Beds	5,208	1,359	6,567
Office buildings:
Properties	7	1	8
Rentable square feet	2,578,000	187,000	2,765,000

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.

(2)  The Company has terminated various purchase option agreements in exchange for termination fees.  These properties are excluded from the potential additions from our real estate loan investment portfolio.

We completed our initial public offering, or the IPO, on April 5, 2011. Our common stock, par value $.01 per share, or our Common Stock, is traded on the NYSE exchange under the symbol "APTS."

Investment Strategy
We seek to maximize returns for our stockholders by employing efficient management techniques to grow income and create asset value. Our investment strategies may include, without limitation, the following:

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

•
Acquiring Class “A” student housing properties at major universities around the United States. These assets will be located proximate to campuses with demonstrated track records of occupancy and rental rates. The universities served by these assets should generally be larger institutions with stated policies of increased enrollment and market trends that indicate new development is being or should be absorbed at attractive rental rates.

•
Originating real estate investment loans secured by interests in multifamily communities, membership or partnership interests in multifamily communities, other multifamily related assets, student housing properties, grocery-anchored shopping centers and office properties.

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

•
We also may invest in real estate related debt, including, but not limited to, newly or previously originated first mortgage loans on multifamily properties that meet our investment criteria, which are performing or non-performing, newly or previously originated real estate related loans on multifamily properties that meet our investment criteria (second or subsequent mortgages), which are performing or non-performing, and tranches of securitized loans (pools of collateralized mortgaged-backed securities) on multifamily properties that meet our investment criteria, which are performing or non-performing. In connection with our investments in real estate related debt, we may negotiate the inclusion of exclusive purchase options on the to-be-developed properties. These purchase options may include a fixed purchase price set at the time we enter into the loan, or a purchase price which is calculated as a certain discount from market capitalization rates at the date of exercise of such purchase option. Certain of the purchase options we hold may be settled by cash payments to us in the event we elect not to acquire the underlying property.

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
We generally intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2018, our outstanding debt (both secured and unsecured) was approximately 52.4% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2018. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other properties or any guarantees by us or our Operating Partnership. We have an Amended and Restated Credit Agreement, or Credit Facility, with Key Bank, N.A., or Key Bank. The Credit Facility provides for our $200.0 million revolving credit facility, or the Revolving Line of Credit. Other than with regard to our Credit Facility, as of December 31, 2018, we held no debt at the Company or operating partnership levels, had no cross-collateralization of our real estate mortgages, and had no contingent liabilities at the Company or operating partnership levels with regard to our secured mortgage debt on our properties.
Leverage may be obtained from a variety of sources, including the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae"), commercial banks, credit companies, the Federal Housing Administration ("FHA"), a unit of the Department of Housing and Urban Development ("HUD"), insurance companies, pension funds, endowments, financial services companies and other institutions who wish to provide debt financing for our assets.
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

In the course of acquiring and owning real estate assets, we typically engage an independent environmental consulting firm to perform a phase I environmental assessment (and if appropriate, a phase II assessment) to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential adverse environmental conditions prior to acquisition. If any potential environmental risks or conditions are discovered during our due diligence process, the potential costs of remediation are assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and reasonable. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2018, we have no knowledge of any material claims made or pending against us with regard to environmental matters for which we could be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

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

We compete with other primarily institutional-quality owners and investors in the business of acquiring, investing to develop, leasing and operating office properties. We leverage relationships, track record, and the high quality of our physical assets and locations to compete successfully. Additional principal factors of competition are the leasing terms (including rental rates and concessions or allowances offered) and the terms of any other investment activity such as real estate loan investments in new development. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, utilities, governmental regulations, legislation and population trends.

Available Information

The Company makes available all reports which are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC for viewing or download free of charge at the Company's website: www.pacapts.com. You may obtain information concerning the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.

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

Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. At December 31, 2018, we had letters of intent in place to refinance mortgage debt on our Lenox Village Town Center and Retreat at Lenox properties and to renew/extend our Credit Facility. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Debt or equity financing may not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our $1.5 Billion Unit Offering, offerings through our registration statement on Form S-3 (File No. 333-211178), or the Shelf Registration Statement, our 2016 ATM Offering, our mShares Offering, or other offerings), the interests of our existing stockholders could be diluted.

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

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks around the world. We collect and retain certain personal information provided by our residents and tenants. In addition, we engage third party service providers that may have access to such personally identifiable information in connection with providing necessary information technology and security and other business services to us. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance, and require significant management attention and resources to remedy the damages and penalties that result.

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

Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed its total liabilities (the balance sheet solvency test). The Company may redeem its shares of Preferred Stock in its choice of either cash or Common Stock, at its sole discretion. If the Company is insolvent at any time when a redemption of shares of Preferred Stock is required to be made, the Company may not be able to effect such redemption for cash.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Manager. In particular, we depend on the skills and expertise of Daniel M. DuPree, our Chief Executive Officer, and Leonard A. Silverstein, our President and Chief Operating Officer. Neither we nor our Manager have an employment agreement with any of our or its key personnel, including Mr. DuPree and Mr. Silverstein, and we cannot guarantee that all, or any, of such personnel, will remain affiliated with us or our Manager. If any of our key personnel were to cease their affiliation with our Manager, our operating results could suffer. Our Manager maintains key person life insurance that would provide our Manager with proceeds in the event of the death or disability of Mr. Silverstein and Joel T. Murphy, Chief Executive Officer of New Market Properties.

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

Our stockholders' investment returns may be reduced if we are required to register as an investment company under the Investment Company Act.

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

Daniel M. DuPree is our Chief Executive Officer and Chairman of the board of directors and the Chief Executive Officer of our Manager. Leonard A. Silverstein is the Company's President and Chief Operating Officer and Vice Chairman of the board of directors and the President and Chief Operating Officer of our Manager. As a result, Mr. DuPree and Mr. Silverstein have a direct interest in all fees paid to our Manager and are in a position to make decisions about our investments in ways that could maximize fees payable to our Manager and its affiliates. Some compensation is payable to our Manager whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our Manager and its affiliates benefit from us retaining ownership and leveraging our assets, while our stockholders may be better served by the sale or disposition of, or lack of leverage on, the assets. For example, because asset management fees payable to our Manager are based on total assets under management, including assets purchased using debt, our Manager may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management. In addition, our Manager's ability to receive fees and reimbursements depends on our revenues from continued investment in real properties and real estate-related investments. Therefore, the interest of our Manager and its affiliates in receiving fees may conflict with the interest of our stockholders in earning a return on an investment in our Common Stock or Preferred Stock.

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

Because of our inability to obtain specialized coverage at rates that correspond to our perceived level of risk, we may not obtain insurance for acts of terrorism. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us. Although we intend to adequately insure our properties, we can offer no assurance that we will successfully do so.

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

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the carrying values of which are as follows as of December 31, 2018:

	Carrying value of real estate assets and real estate related loans, in millions:	Percentage

Florida	$933.7	25.0%
Georgia	921.2	24.7%
North Carolina	514.7	13.8%
Texas	513.5	13.7%
Alabama	176.7	4.7%
Virginia	171.9	4.6%
Tennessee	157.7	4.2%
California	94.9	2.5%
South Carolina	80.0	2.2%
Arizona	47.8	1.3%
Kansas	41.3	1.1%
Pennsylvania	40.8	1.1%
Kentucky	34.6	0.9%
Mississippi	6.1	0.2%

Total	$3,734.9	100.0%

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

As of December 31, 2018, we had outstanding debt of approximately $2.4 billion. This indebtedness could have important consequences, including:

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

Our governing documents do not have limitations on the amount of leverage we may use. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends due to debt covenant restrictions and/or resulting lower amounts of cash from operating activities. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to our Preferred Stock and our Common Stock if we incur additional indebtedness.

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
A lack of volume in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution, including:

•	the general availability of loan proceeds/originators:

•	higher loan spreads;

•	tighter loan covenants;

•	reduced loan to value ratios and resulting borrower proceeds; and

•	higher amortization and reserve requirements.

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

These investments also will subject us to the risks inherent with real estate investments referred to previously, including the risks described with respect to multifamily and retail properties and other real estate-related investments and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of, and net income from, real property;

•	risks generally incident to interests in real property; and

•	risks specific to the type and use of a particular property

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

A multifamily property's income and value may be adversely affected by international, national and regional economic conditions. Currently, the U.S. real estate market is enjoying relatively strong performance with generally positive conditions in most sectors.  International markets are experiencing increased levels of volatility due to a combination of many factors, including decreased economic growth, especially in China, limited access to credit markets and volatility in the equity markets both domestically and internationally. If such conditions persist, the real estate industry may experience a significant decline in business caused by a reduction in overall renters. The current economy and improved unemployment rates also may also deteriorate due to these and other economic factors.  If the economy domestically or abroad does experience a meaningful downturn it could have an adverse effect on our operations if they cause the residents occupying the multifamily properties we acquire to cease making rent payments to us.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of "for sale" properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates may adversely affect a property's income and value. The continued rise in energy costs and other property-level expenses could result in higher operating costs, which may adversely affect our results from operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include: layoffs, business closings, relocations of significant local employers and other events negatively impacting local employment rates and the local economy; an oversupply of, or a lack of demand for, apartments; a decline in household formation; the inability or unwillingness of residents to pay rent increases; and rent control, rent stabilization and other housing laws, which could prevent us from raising rents.

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

Short-term apartment leases expose us to the effects of declining market rents, which could adversely impact our ability to make distributions to our stockholders.

We expect that most of our apartment leases will be for terms of thirteen months or less. Because these leases generally permit the residents to leave at the end of the lease term without any penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

We will face competition from other apartment communities and the affordability and accessibility of single-family homes, which may limit our profitability and the returns to our stockholders.

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

Risks Related to our Investments in Student Housing Properties

We face significant competition from university-owned collegiate housing and from other private collegiate housing communities located within close proximity to universities.

Many students prefer on-campus housing to off-campus housing because of the closer physical proximity to campus and the integration of on-campus facilities into the academic community. Universities can generally avoid real estate taxes and borrow funds at lower interest rates, while we and other private-sector operators pay full real estate tax rates and incur higher borrowing costs. Consequently, universities often can offer more convenient and/or less expensive collegiate housing than we can, which can adversely affect our occupancy and rental rates.

We also compete with other national and regional owner-operators of off-campus collegiate housing in a number of markets as well as with smaller local owner-operators. There are a number of purpose-built collegiate housing properties that compete directly with us located near or in the same general vicinity of many of our collegiate housing communities. Such competing collegiate housing communities may be newer than our collegiate housing communities, be located closer to campus, charge less rent, possess more attractive amenities, or offer more services, shorter lease terms or more flexible leases. The construction of competing properties or decreases in rents in competing properties could adversely affect our rental income.

We believe that a number of large national companies may be potential entrants in the collegiate housing business. In some cases, these potential competitors possess substantially greater financial and marketing resources than we do. The entry of one or more of these companies into the collegiate housing market could increase competition for residents and for the acquisition, development and management of other collegiate housing communities.

Our results of operations are subject to the following risks inherent in the collegiate housing industry: leasing cycles, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months.

We generally lease our properties under 12 month leases, but we may also lease for terms of nine months or less. As a result, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations and our ability to make distributions to stockholders and service indebtedness could be adversely affected.

In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Collegiate housing communities are typically leased during a leasing season that begins in October and ends in August of the following year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities and during the summer months for the on-campus properties leased by semester, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn, we incur significant expenses preparing our units for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the second and third quarter of each year. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than 12 months.

In addition, students may be more likely to default on their rental payments during the summer months. Although we typically require a parent to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful.

We rely on our relationships with universities, and changes in university personnel, policies and/or reputation could adversely affect our operating results.

In some cases, we rely on our relationships with universities for referrals of prospective residents or for mailing lists of prospective residents and their parents. The failure to maintain good relationships with personnel at these universities could therefore have a material adverse effect on us. If universities refuse to make their lists of prospective student-residents and their parents available to us or increase the costs of these lists, the increased costs or failure to obtain such lists could also have a material adverse effect on us.

In addition, we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our properties may be reduced, and our occupancy rates may decline. In addition, universities may institute a policy that a certain class of students, such as freshmen, must live in a university-owned facility, which would also reduce the demand for our properties.  While we will engage in marketing efforts to compensate for such policy changes, we may not be able to effect such marketing efforts prior to the commencement of the annual lease-up period or at all.

It is also important that the universities from which our communities draw residents maintain good reputations and are able to attract the desired number of incoming students. Any degradation in a university’s reputation could inhibit its ability to attract students and reduce the demand for our communities.

Risks Related to our Grocery-Anchored Shopping Center Investments

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

For our currently owned and planned acquisitions of grocery-anchored shopping centers, we derive or will derive significant revenues from anchor tenants such as Publix, Kroger, Wal-Mart, Safeway, Sprouts, BJ's Wholesale Club and The Fresh Market, in addition to our in-line tenants.

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

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to U.S. federal income tax on our taxable income at the corporate rate and possibly increased state and local taxes;

•	we could be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	we would have less cash to make distributions to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to REITs. Additional changes to the tax laws are likely to continue to occur. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate the REIT election we have made and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only effect such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Certain of our business activities are potentially subject to the prohibited transaction tax.

For so long as we continue to qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not satisfy a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

If the Operating Partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income may be subject to taxation and we would cease to qualify as a REIT.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Multifamily Communities

At December 31, 2018, we were the owner of the following 32 properties within our multifamily communities segment:

Property	Location	Year constructed	Number of Units	Average Unit Size (sq. ft.)	Average Rent per Unit (1)

Summit Crossing	Atlanta, GA	2007	345	1,034	1,162
Summit Crossing II	Atlanta, GA	2013	140	1,100	1,271
The Reserve at Summit Crossing	Atlanta, GA	2017	172	1,002	1,353
Vineyards	Houston, TX	2003	369	1,122	1,177
Aster at Lely Resort	Naples, FL	2015	308	1,071	1,486
CityPark View Property:
CityPark View	Charlotte, NC	2014	284	948	1,113
CityPark View South	Charlotte, NC	2017	200	1,005	—
Avenues at Cypress	Houston, TX	2014	240	1,170	1,450
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001	1,570
Avenues at Creekside	San Antonio, TX	2014	395	974	1,156
Citi Lakes	Orlando, FL	2014	346	984	1,425
Avenues at Northpointe	Houston, TX	2013	280	1,167	1,380
Lenox Village Property:
Lenox Village	Nashville, TN	2009	273	906	1,248
Regent at Lenox Village	Nashville, TN	2009	18	1,072	1,264
Retreat at Lenox Village	Nashville, TN	2015	183	773	1,181
Stone Creek	Houston, TX	2009	246	852	1,098
Overton Rise	Atlanta, GA	2015	294	1,018	1,553
Village at Baldwin Park	Orlando, FL	2008	528	1,069	1,677
Crosstown Walk Property:
Crosstown Walk	Tampa, FL	2014	342	981	1,306
Overlook at Crosstown Walk	Tampa, FL	2016	180	986	1,391
525 Avalon Park	Orlando, FL	2008	487	1,394	1,460
Sorrel	Jacksonville, FL	2015	290	1,048	1,284
Retreat at Greystone	Birmingham, AL	2015	312	1,100	1,248
Broadstone At Citrus Village	Tampa, FL	2011	296	980	1,293
Founders Village	Williamsburg, VA	2014	247	1,070	1,388
Claiborne Crossing	Louisville, KY	2014	242	1,204	1,349
Luxe at Lakewood Ranch	Sarasota, FL	2016	280	1,105	1,498
Adara Overland Park	Kansas City, KS	2016	260	1,116	1,346
Aldridge at Town Village	Atlanta, GA	2016	300	969	1,347
Colony at Centerpointe	Richmond, VA	2016	255	1,149	1,382
City Vista (2)	Pittsburgh, PA	2014	272	1,023	1,368
Lux at Sorrel	Jacksonville, FL	2017	265	1,025	1,392
Green Park	Atlanta, GA	2017	310	985	1,467
Lodge at Hidden River	Tampa, FL	2017	300	980	—
Vestavia Reserve	Birmingham, AL	2016	272	1,113	—

			9,768

(1) Data is only presented for stabilized properties owned by us for at least three months.
(2) We own approximately 96% of the joint venture that controls the City Vista multifamily community.

Student Housing Communities
At December 31, 2018, we were the owner of the following seven properties within our student housing communities segment:

Property	Location	University	Year constructed/renovated	Number of Units	Number of beds	Average Unit Size (sq. ft.)	Average Rent per Bed (1)

North by Northwest	Tallahassee, FL	Florida State University	2012	219	679	1,250	$729
SoL	Tempe, AZ	Arizona State University	2010	224	639	1,296	$694
Stadium Village (2)	Atlanta, GA	Kennesaw State University	2015	198	792	1,466	$718
Ursa (2)	Waco, TX	Baylor University	2017	250	840	1,634	n/a
The Tradition	College Station, TX	Texas A&M University	2017	427	808	549	n/a
The Retreat at Orlando	Orlando, FL	University of Central Florida	2014	221	894	2,036	n/a
The Bloc	Lubbock, TX	Texas Tech University	2017	140	556	1,394	n/a

				1,679	5,208

(1) Data only presented for stabilized student housing communities.
(2) We own approximately 99% of the joint venture that controls the Stadium Village and Ursa student housing properties.
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

New Market Properties
At December 31, 2018, we were the sole owner of the following 45 grocery-anchored shopping centers, which comprise our New Market Properties segment:

Property name	Location	Year built	GLA (1)	Percent leased (2)	Grocery anchor tenant

Castleberry-Southard	Atlanta, GA	2006	80,018	100.0%	Publix
Cherokee Plaza	Atlanta, GA	1958	102,864	100.0%	Kroger
Governors Towne Square	Atlanta, GA	2004	68,658	95.9%	Publix
Lakeland Plaza	Atlanta, GA	1990	301,711	95.1%	Sprouts
Powder Springs	Atlanta, GA	1999	77,853	96.9%	Publix
Rockbridge Village	Atlanta, GA	2005	102,432	94.2%	Kroger
Roswell Wieuca Shopping Center	Atlanta, GA	2007	74,370	96.6%	The Fresh Market
Royal Lakes Marketplace	Atlanta, GA	2008	119,493	88.4%	Kroger
Sandy Plains Exchange	Atlanta, GA	1997	72,784	93.2%	Publix
Summit Point	Atlanta, GA	2004	111,970	86.9%	Publix
Thompson Bridge Commons	Atlanta, GA	2001	92,587	96.1%	Kroger
Wade Green Village	Atlanta, GA	1993	74,978	93.2%	Publix
Woodmont Village	Atlanta, GA	2002	85,639	94.6%	Kroger
Woodstock Crossing	Atlanta, GA	1994	66,122	100.0%	Kroger
East Gate Shopping Center	Augusta, GA	1995	75,716	92.2%	Publix
Fury's Ferry	Augusta, GA	1996	70,458	98.0%	Publix
Parkway Centre	Columbus, GA	1999	53,088	100.0%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570	100.0%	Publix
Parkway Town Centre	Nashville, TN	2005	65,587	100.0%	Publix
The Market at Salem Cove	Nashville, TN	2010	62,356	100.0%	Publix
The Market at Victory Village	Nashville, TN	2007	71,300	98.5%	Publix
Greensboro Village	Nashville, TN	2005	70,203	98.3%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095	100.0%	The Fresh Market
Shoppes of Parkland	Miami-Ft. Lauderdale, FL	2000	145,720	98.4%	BJ's Wholesale Club
Barclay Crossing	Tampa, FL	1998	54,958	100.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966	100.0%	Publix
University Palms	Orlando, FL	1993	99,172	100.0%	Publix
Conway Plaza	Orlando, FL	1966	117,705	98.0%	Publix
Crossroads Market	Naples, FL	1993	126,895	98.9%	Publix
Neapolitan Way	Naples, FL	1985	137,580	91.6%	Publix
Champions Village	Houston, TX	1973	383,346	78.7%	Randalls
Kingwood Glen	Houston, TX	1998	103,397	97.9%	Kroger
Independence Square	Dallas, TX	1977	140,218	83.0%	Tom Thumb
Oak Park Village	San Antonio, TX	1970	64,855	100.0%	H.E.B.
Sweetgrass Corner	Charleston, SC	1999	89,124	96.2%	Bi-Lo
Irmo Station	Columbia, SC	1980	99,384	95.3%	Kroger
Anderson Central	Greenville Spartanburg, SC	1999	223,211	96.1%	Walmart
Fairview Market	Greenville Spartanburg, SC	1998	53,888	73.5%	Aldi
Rosewood Shopping Center	Columbia, SC	2002	36,887	90.2%	Publix
Brawley Commons	Charlotte, NC	1997	122,028	97.4%	Publix
West Town Market	Charlotte, NC	2004	67,883	100.0%	Harris Teeter
Heritage Station	Raleigh, NC	2004	72,946	100.0%	Harris Teeter
Maynard Crossing	Raleigh, NC	1996	122,781	97.4%	Harris Teeter
Southgate Village	Birmingham, AL	1988	75,092	98.0%	Publix
Hollymead Town Center	Charlottesville, VA	2005	158,807	89.8%	Harris Teeter

Grand total/weighted average			4,730,695	94.3%

(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants. The total excludes approximately 47,600 square feet of ground floor retail GLA in the Regent at Lenox Village property.
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
Our grocery anchor tenants comprised 50.5% of our portfolio GLA at December 31, 2018. Our small in-line tenants generally consist of retail, consumer services, healthcare providers, and restaurants; none of our small in-line tenants individually constitute more than 1.0% of our portfolio GLA as of December 31, 2018. The following table summarizes our grocery anchor tenants by GLA as of December 31, 2018:

Grocery Anchor Tenant	GLA	% of GLA within retail portfolio
Publix	1,039,959	22.0%
Kroger	518,194	11.0%
Harris Teeter	222,523	4.7%
Wal-Mart	183,211	3.9%
BJ's Wholesale Club	108,532	2.3%
Randall's	61,604	1.3%
Bi-Lo	59,824	1.3%
H.E.B	54,844	1.2%
Tom Thumb	43,600	0.9%
The Fresh Market	43,321	0.9%
Sprouts	29,855	0.6%
Aldi	23,622	0.5%

Total	2,389,089

The following table summarizes New Market Properties' contractual lease expirations for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	New Market Properties Segment
	Number of leases	Leased GLA	Percent of leased GLA

Month to month	7	14,638	0.3%
2019	94	424,978	9.5%
2020	131	554,319	12.4%
2021	135	623,682	14.0%
2022	109	354,688	8.0%
2023	104	397,395	8.9%
2024	43	772,547	17.3%
2025	28	491,917	11.0%
2026	12	145,520	3.3%
2027	19	121,651	2.7%
2028	19	245,115	5.5%
2029+	16	311,516	7.1%

Total	717	4,457,966	100.0%

Preferred Office Properties

At December 31, 2018, we were the sole owner of the following seven office properties, which comprise our Preferred Office Properties segment:

Property Name	Location	GLA	Percent leased
Three Ravinia	Atlanta, GA	814,000	91%
150 Fayetteville	Raleigh, NC	560,000	89%
Capitol Towers	Charlotte, NC	479,000	95%
Westridge at La Cantera	San Antonio, TX	258,000	100%
Armour Yards	Atlanta, GA	187,000	95%
Brookwood Center	Birmingham, AL	169,000	100%
Galleria 75	Atlanta, GA	111,000	94%

		2,578,000	93%

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
As of December 31, 2018, our significant tenants within our Preferred Office Properties segment consisted of:

	Rentable square footage	Percent of Annual Base Rent	Annual Base Rent (in thousands)
InterContinental Hotels Group	520,000	18.9%	$11,822
Albemarle	162,000	9.1%	5,706
State Farm Mutual Automobile Insurance Company	183,000	5.3%	3,311
United Services Automobile Association	129,000	4.9%	3,042
Harland Clarke Corporation	129,000	4.6%	2,881

	1,123,000	42.8%	$26,762
The following table summarizes contractual lease expirations within our Preferred Office Properties segment for the next ten years and thereafter, assuming no tenants exercise their renewal options:

Preferred Office Properties segment
		Percent of
Year of lease expiration	Rented square	rented
	feet	square feet
2019	83,000	3.5%
2020	62,000	2.6%
2021	245,000	10.3%
2022	65,000	2.7%
2023	107,000	4.5%
2024	204,000	8.6%
2025	137,000	5.8%
2026	165,000	7.0%
2027	267,000	11.2%
2028	213,000	9.0%
2029+	827,000	34.8%

Total	2,375,000	100.0%

Details regarding the mortgage debt on our properties may be found in the consolidated financial statements within this Annual Report on Form 10-K.

Our corporate headquarters is located at 3284 Northside Parkway NW, Suite 150, Atlanta, Georgia 30327.

Item 3.	Legal Proceedings

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

Market Information

Our Common Stock (symbol "APTS") has been listed on the New York Stock Exchange since July 17, 2015.

As of December 31, 2018, there were approximately 26,000 holders of record of our Common Stock. This total excludes an unknown number of holders of 7.2 million shares of Common Stock in street name at non-responding brokerage firms.

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

Stockholder Return Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The chart above presents comparative investment results of a hypothetical initial investment of $1,000 on January 1, 2014 in: (i) our Common Stock, ticker symbol "APTS;" (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P 500 Index. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	1/1/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
APTS Common Stock	$1,000	$1,223	$1,782	$2,155	$3,099	$2,290
MSCI U. S. REIT Index	$1,000	$1,304	$1,337	$1,452	$1,525	$1,456
S&P 500	$1,000	$1,114	$1,106	$1,211	$1,446	$1,356

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended 2018.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per-share data and preferred stock par values)	2018	2017	2016	2015	2014
Total revenues	$397,271	$294,005	$200,119	$109,306	$56,536

Net income (loss)	$44,538	$28,667	$(9,843)	$(2,426)	$2,127

Net loss per share of Common Stock
available to common stockholders,
basic and diluted	$(1.08)	$(1.13)	$(2.11)	$(0.95)	$(0.31)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	40,032	31,926	23,969	22,183	17,399

Cash dividends declared per share of Common Stock	$1.02	$0.94	$0.8175	$0.7275	$0.655

Total assets	$4,410,958	$3,252,370	$2,420,833	$1,295,529	$691,383

Long term debt	$2,339,752	$1,812,049	$1,327,878	$696,945	$354,419
Revolving credit facility	$57,000	$41,800	$127,500	$34,500	$24,500

Total liabilities	$2,801,573	$1,971,604	$1,535,571	$770,075	$399,801

Preferred Stock (par value outstanding)	$16,518	$12,373	$9,144	$4,830	$1,928

Total equity	$1,609,385	$1,280,766	$885,261	$525,454	$291,582

Cash flows provided by (used in):
Operating activities	$145,381	$86,289	$61,661	$35,221	$15,436
Investing activities	$(881,805)	$(727,177)	$(1,126,584)	$(533,510)	$(356,424)
Financing activities	$751,102	$646,185	$1,074,804	$497,615	$334,921

Funds from operations ("FFO")(1)	$57,773	$43,344	$22,386	$16,702	$10,967
Adjusted funds from operations ("AFFO")(1)	$54,429	$38,377	$26,595	$21,783	$14,771

(1) See "Reconciliation of FFO Attributable to Common Stockholders and Unitholders and AFFO to Net Income (Loss) Attributable to Common Stockholders" and "Definitions of Non-GAAP Measures" in the Results of Operations section within "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the year ended December 31, 2018, we acquired five multifamily communities, six grocery-anchored shopping centers, three student housing properties and three office buildings.

During the year ended December 31, 2018, we sold our Lake Cameron, Stone Rise, Stoneridge Farms at the Hunt Club and McNeil Ranch multifamily communities located in Raleigh, North Carolina, Philadelphia, Pennsylvania, Nashville, Tennessee and Austin, Texas respectively, and collected aggregate gross proceeds of $171.0 million. We realized an aggregate gain on the sale of these properties of approximately $69.6 million.

During the year ended December 31, 2018, we issued 423,781 units and collected net proceeds of approximately $381.4 million from our $1.5 Billion Unit Offering and issued 28,951 shares of Series M Preferred Stock and and collected net proceeds of approximately $28.1 million from our mShares Offering. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, during the year ended December 31, 2018, we issued approximately 1.25 million shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $16.1 million from those exercises.

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

•	our ability to aggregate a critical mass of grocery-anchored shopping centers;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2018 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.

General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Industry Outlook

                We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2019, given the continued job growth and improvements in consumer confidence. The presidential administration certainly creates more uncertainty in the direction and trajectory of economic growth. We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector. If the economy continues to improve, we expect current occupancy rates generally to remain stable, on an annual basis, as we believe the current level of occupancy nationwide will be difficult to measurably improve upon.

Multifamily Communities

                The pipeline of new multifamily construction, although increasing nationwide in recent years, may be showing signs of declining going forward, or at least plateauing. The new supply coming on line to date has been generally in line with demand in most of our markets although we have seen some areas where demand is falling just short of new supply. Nationally, new multifamily construction is currently at or above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets. The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will constrain further increases in multifamily supply. We expect that new supply peaks is at or near a peak and these constraints may result in a leveling out or decline in new multifamily “starts” in 2019 and 2020. As an offset, the presidential administration may loosen banking regulation standards, which could cause an increase in available capital for new construction. Any relaxing of these regulations could lead to more capital for new multifamily development and an increase in supply. The cost of private capital, increasing interest rates over the last twelve months, less debt capital available from traditional commercial banks for real estate loans and a softening of the market in some “Gateway” cities have all put pressure on the pricing dynamic in multifamily transactions. This could lead to an increase in capitalization rates and a softening price environment, and if this were to occur, then our pipeline of candidate multifamily property acquisitions with returns meeting our investment objectives may expand. However, it is important to note that, currently, equity capital for multifamily product remains available and has fueled the demand for the product which has led to the recent cap rate compression. Currently, that availability of capital remains strong and the investment market for multifamily remains popular.

                Even with the recent increases in U.S. Treasury yields, competitive lender spreads have maintained a generally favorable borrowing environment for multifamily owners and developers. While the combined impact of higher indexes and lower spreads has led to a net increase in overall rates, demand for multifamily product has not yet been deterred based on debt capital costs. Given the uncertainty around the world's financial markets, fueled in part by the new U.S. President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets. Recent US bond market movements have seen rates rise and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower. Other lenders in the market have had generally stable rates as well. During 2019, we may well see spreads remaining at or near current levels as the investment community becomes more comfortable with the direction of the market and the US economy. Even with the recent increase in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps on production or capital retention rates imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria.

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

New Market Properties

               We believe that the grocery-anchored shopping center sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that current macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers, which are all generally located in Sun Belt and Mid-Atlantic markets, are well positioned to have solid operating fundamentals.

                The debt market for our grocery-anchored shopping center assets remains strong. Life insurance companies have continued to demonstrate a specific interest in our strategy and we continue to see new participants in the market. In addition, due to some investor concern over retail in general, that allocation of capital into retail has been largely focused away from other retail product types and into the grocery-anchored sector. The result of this is that increased capital flows moving into the grocery-anchored sector has investors willing to accept lower yields to do so, thus putting upward pressure on prices for attractive acquisition opportunities inside our Sunbelt and Mid-Atlantic grocery-anchored strategy.

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
Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 30 to 50 years for buildings, 5 to 20 years for building and land improvements and 5 to 10 years for computers, furniture, fixtures and equipment. Acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. Accounting Standards Update 2017-01 ("ASU 2017-01"), which was released in January 2017, clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We adopted ASU 2017-01 as of January 1, 2017 and believe our future acquisitions of multifamily communities, office buildings, grocery-anchored shopping centers, and student housing communities will generally qualify as asset acquisitions. Pursuant to ASU 2017-01, certain qualifying acquisition costs will be capitalized and amortized rather than expensed as incurred.
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
The fair values of in-place leases for retail shopping centers and office properties represent the value of direct costs associated with leasing, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases. Direct costs associated with obtaining a new tenant include commissions, legal and marketing costs, incentives such as tenant improvement allowances and other direct costs. Such direct costs are estimated based on our consideration of current market costs to execute a similar lease. The value of opportunity costs is estimated using the estimated market lease rates and the estimated absorption period of the space. These direct costs and opportunity costs are included in the accompanying consolidated balance sheets as acquired intangible assets and are amortized to expense over the remaining term of the respective leases. The fair values of above-market and below-market in-place leases for retail shopping centers and office properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases, taking into consideration the probability of renewals for any below-market leases. Acquired in-place lease values for multifamily communities and student housing communities are amortized to operating expense over the average remaining non-cancelable term of the respective in-place leases.
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

Real Estate Loans

We extend loans for purposes such as to to acquire land and to provide partial financing for the development of multifamily residential communities, student housing communities, grocery-anchored shopping centers and office properties and for other real estate or real estate related projects. Certain of these loans we extend include characteristics such as exclusive options to purchase the project within a specific time window following expected project completion and stabilization. These characteristics can cause the loans to contain variable interests and the potential of consolidation of the underlying project as a variable interest entity, or VIE. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. Arriving at these conclusions requires us to make significant assumptions and judgments concerning each project, especially with regard to our estimates of future market capitalization rates and property net operating income projections. Additionally, we analyze each loan arrangement and utilize these same assumptions and judgments for consideration of whether the loan qualifies for accounting as a loan or as an investment in a real estate development project.

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

We recognize gains on sales of real estate based on the difference between the consideration received and the carrying amount of the distinct asset, including the carrying amount of any liabilities relieved or assumed by the purchasing counterparty.

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan. Loan origination fees received from borrowers as incentive to extend the real estate loans (excluding the amounts paid to the Manager), are amortized over the life of the loan as an additive adjustment to interest income using the effective interest method. We stop accruing interest on loans when circumstances indicate that it is probable that the ultimate collection of all principal and interest due according to the loan agreement will not be realized, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income or as a reduction of principal, depending upon the circumstances, when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month and twelve-month periods ended December 31, 2018 were:

	Three months ended December 31,			Years ended December 31,
	2018	2017	% change	2018	2017	% change

Revenues (in thousands)	$106,280	$81,652	30.2%	$397,271	$294,005	35.1%

Per share data:
Net income (loss) (1)	$0.06	$(0.60)	—	$(1.08)	$(1.13)	—
FFO (2)	$0.38	$0.31	22.6%	$1.41	$1.32	6.8%
AFFO (2)	$0.48	$0.31	54.8%	$1.33	$1.17	13.7%
Dividends (3)	$0.26	$0.25	4.0%	$1.02	$0.94	8.5%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and AFFO results are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

•
For the year ended December 31, 2018, our FFO payout ratio to Common Stockholders and Unitholders was approximately 73.0% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 60.0%. For the fourth quarter 2018, our FFO payout ratio to Common Stockholders and Unitholders was approximately 68.9% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 59.9%. (A)

•
For the year ended December 31, 2018, our AFFO payout ratio to Common Stockholders and Unitholders was approximately 77.5% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 61.4%. For the fourth quarter 2018, our AFFO payout ratio to Common Stockholders and Unitholders was approximately 54.4% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 54.1%. (B)

•
At December 31, 2018, the market value of our common stock was $14.06 per share. A hypothetical investment in our Common Stock in our initial public offering on April 5, 2011, assuming the reinvestment of all dividends and no transaction costs, would have resulted in an average annual return of approximately 16.7% through December 31, 2018.

•	As of December 31, 2018, the average age of our multifamily communities was approximately 4.3 years, which is the youngest in the public multifamily REIT industry.

•
Approximately 90.0% of our permanent property-level mortgage debt has fixed interest rates and approximately 6.0% has variable interest rates which are capped. In addition, we plan to refinance the remaining uncapped variable rate mortgage debt into new fixed rate instruments during 2019. We believe we are well protected against potential increases in market interest rates.

•
At December 31, 2018, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 54.4%. Our leverage calculation excludes the gross assets of approximately $269.9 million and liabilities of approximately $264.9 million that we consolidated as a result of our investment in the ML-04 pool from the Freddie Mac K program.

•
As of December 31, 2018, our total assets were approximately $4.4 billion compared to approximately $3.3 billion as of December 31, 2017, an increase of approximately $1.1 billion, or approximately 35.6%. This growth was driven primarily by the acquisition of 17 real estate properties (partially offset by the sale of 4 properties). In addition, our assets increased due to the consolidation of the ML-04 pool from the Freddie Mac K program. Excluding the assets consolidated from the ML-04 pool, our assets grew approximately $893.7 million, or 27.5% since December 31, 2017.

•
Cash flow from operations for the year ended December 31, 2018 was approximately $145.4 million, an increase of approximately $59.1 million, or 68.4%, compared to cash flow provided by operations of approximately $86.3 million for the year ended December 31, 2017. Cash flow from operations for the year 2018 was more than sufficient to fund our aggregate dividends and distributions for the year, which totaled approximately $128.9 million. Cash flow from operations for the quarter ended December 31, 2018 was approximately $33.4 million, an increase of approximately $17.6 million, or 110.9%, compared to cash flow provided by operations of approximately $15.8 million for the quarter ended December 31, 2017.

•
On November 30, 2018, we closed on a real estate loan investment of up to approximately $30.3 million and a senior construction loan of up to approximately $37.3 million, both in support of the development of a Class A office building with approximately 187,000 rentable square feet in Atlanta, Georgia.

•
During the fourth quarter 2018, we closed on two real estate loan investments aggregating approximately $30.3 million, one supporting a multifamily community to be located in Jacksonville, Florida and another supporting a student housing property to be located in Atlanta, Georgia.

•
On October 23, 2018, we sold our Stoneridge Farms at the Hunt Club multifamily community located in Nashville, Tennessee for a net gain of approximately $16.8 million, which resulted in an internal rate of return of approximately 21% from September 26, 2014, the date the property was acquired. (C)

•
On December 11, 2018, we sold our McNeil Ranch multifamily community located in Austin, Texas for a net gain of approximately $13.9 million, which resulted in an internal rate of return of approximately 19% from January 24, 2013, the date the property was acquired. (C)

(A) We calculate the FFO payout ratio to Common Stockholders as the ratio of Common Stock dividends and distributions to FFO Attributable to Common Stockholders and Unitholders. We calculate the FFO payout ratio to preferred stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and FFO. Since our operations resulted in a net loss from continuing operations for the periods presented, a payout ratio based on net loss is not calculable. See Definitions of Non-GAAP Measures.

(B) We calculate the AFFO payout ratio to Common Stockholders as the ratio of Common Stock dividends and distributions to AFFO. We calculate the AFFO payout ratio to preferred stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and AFFO.

(C) Our IRR calculations are based on equity invested and are net of fees paid to the Manager and disposition costs.

Real Estate Loan Investments

Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 10 and 60 basis points, depending on the loan. As of December 31, 2018, our actual and potential purchase option portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
Palisades	Northern VA	304	5/1/2019	5/31/2019
Fort Myers	Fort Myers, FL	224	S + 90 days (2)	S + 150 days (2)
Wiregrass	Tampa, FL	392	S + 90 days (2)	S + 150 days (2)
360 Forsyth	Atlanta, GA	356	S + 90 days (2)	S + 150 days (2)
Morosgo	Atlanta, GA	258	S + 90 days (2)	S + 150 days (2)
University City Gateway	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Cameron Park	Alexandria, VA	302	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
Duval	Jacksonville, FL	332	S + 90 days (3)	S + 150 days (3)

Student housing properties:
Solis Kennesaw	Atlanta, GA	248	(4)	(4)
Solis Kennesaw II	Atlanta, GA	175	(5)	(5)

Office property:
8West	Atlanta, GA	(6)	(6)	(6)

		3,470

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio. The purchase options held by us on the Bishop Street, Hidden River, and Haven Charlotte projects were terminated, in exchange for an aggregate $6.7 million in termination fees from the developers.

(2) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(3) The option period window begins on the earlier of June 21, 2024 and the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(4) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2019 and end on December 31, 2019.

(5) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2020 and end on December 31, 2020.

(6) The project plans are for the construction of a class A office building consisting of approximately 187,000 rentable square feet; our purchase option window opens 90 days following the achievement of 90% lease commencement and ends on November 30, 2024 (subject to adjustment). Our purchase option is at the to-be-agreed-upon market value. In the event the property is sold to a third party, we would be due a fee based on a minimum multiple of 1.15 times the amount drawn on the real estate loan investment, less the amounts of principal and accrued interest repaid.

Year Ended December 31, 2018 compared to 2017 and Year Ended December 31, 2017 compared to 2016

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the year ended December 31, 2018 versus 2017 and the year ended December 31, 2017 versus 2016:

Preferred Apartment Communities, Inc.	Year Ended December 31,		Change inc (dec)
	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$280,079	$200,462	$79,617	39.7%
Other property revenues	51,386	36,641	14,745	40.2%
Interest income on loans and notes receivable	50,190	35,698	14,492	40.6%
Interest income from related parties	15,616	21,204	(5,588)	(26.4)%
Total revenues	397,271	294,005	103,266	35.1%

Operating expenses:
Property operating and maintenance	44,065	29,903	14,162	47.4%
Property salary and benefits	17,766	13,272	4,494	33.9%
Property management fees	11,681	8,329	3,352	40.2%
Real estate taxes	42,035	31,281	10,754	34.4%
General and administrative	8,224	6,490	1,734	26.7%
Equity compensation to directors and executives	1,703	3,470	(1,767)	(50.9)%
Depreciation and amortization	171,136	116,777	54,359	46.5%
Acquisition and pursuit costs	—	14	(14)	—
Asset management and general and administrative
expense fees to related parties	27,541	20,226	7,315	36.2%
Loan loss allowance	2,533	—	2,533	—
Insurance, professional fees and other expenses	7,166	6,584	582	8.8%

Total operating expenses	333,850	236,346	97,504	41.3%
Waived asset management and general and administrative
expense fees	(6,656)	(1,729)	(4,927)	—

Net operating expenses	327,194	234,617	92,577	39.5%
Operating income before gains on sales of
real estate and trading investments	70,077	59,388	10,689	18.0%
Gain on sale of real estate and trading investment	69,705	37,635	32,070	85.2%
Operating income	139,782	97,023	42,759	44.1%
Interest expense	95,564	67,468	28,096	41.6%
Change in fair value of net assets of consolidated
VIE from mortgage-backed pool	320	—	320	—
Loss on debt extinguishment	—	888	(888)	—
Net income	44,538	28,667	15,871	55.4%
Consolidated net (income) attributable to non-controlling interests	(1,071)	(986)	(85)	8.6%

Net income attributable to the Company	$43,467	$27,681	$15,786	57.0%

Preferred Apartment Communities, Inc.	Year Ended December 31,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$200,462	$137,331	$63,131	46.0%
Other property revenues	36,641	19,302	17,339	89.8%
Interest income on loans and notes receivable	35,698	28,841	6,857	23.8%
Interest income from related parties	21,204	14,645	6,559	44.8%
Total revenues	294,005	200,119	93,886	46.9%

Operating expenses:
Property operating and maintenance	29,903	19,982	9,921	49.6%
Property salary and benefits	13,272	10,399	2,873	27.6%
Property management fees	8,329	5,981	2,348	39.3%
Real estate taxes	31,281	21,594	9,687	44.9%
General and administrative	6,490	4,558	1,932	42.4%
Equity compensation to directors and executives	3,470	2,524	946	37.5%
Depreciation and amortization	116,777	78,140	38,637	49.4%
Acquisition and pursuit costs	14	8,547	(8,533)	(99.8)%
Asset management and general and administrative
expense fees to related parties	20,226	13,637	6,589	48.3%
Insurance, professional fees and other expenses	6,584	6,173	411	6.7%

Total operating expenses	236,346	171,535	64,811	37.8%
Waived asset management and general and administrative
expense fees	(1,729)	(1,586)	(143)	—

Net operating expenses	234,617	169,949	64,668	38.1%
Operating income before gains on sales of
real estate and trading investments	59,388	30,170	29,218	96.8%
Gain on sale of real estate	37,635	4,271	33,364	781.2%
Operating income	97,023	34,441	62,582	181.7%
Interest expense	67,468	44,284	23,184	52.4%
Loss on extinguishment of debt	888	—	888	—
Net income (loss)	28,667	(9,843)	38,510	—
Consolidated net (income) loss attributable to non-controlling interests	(986)	310	(1,296)	—

Net income (loss) attributable to the Company	$27,681	$(9,533)	$37,214	—

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the years ended (i) December 31, 2018 versus 2017 and (ii) December 31, 2017 versus 2016 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Year Ended December 31,		Change inc (dec)
	2018	2017	Amount	Percentage
Revenues:
Rental revenues	$56,654	$43,168	$13,486	31.2%
Other property revenues	18,578	13,724	4,854	35.4%
Interest income on loans and notes receivable	2,011	1,758	253	14.4%
Total revenues	77,243	58,650	18,593	31.7%

Operating expenses:
Property operating and maintenance	8,571	5,759	2,812	48.8%
Property management fees	2,741	1,925	816	42.4%
Real estate taxes	9,296	7,734	1,562	20.2%
General and administrative	924	688	236	34.3%
Equity compensation to directors and executives	149	425	(276)	(64.9)%
Depreciation and amortization	39,269	30,088	9,181	30.5%
Acquisition and pursuit costs	—	25	(25)	(100.0)%
Asset management and general and administrative
expense fees to related parties	5,743	4,436	1,307	29.5%
Insurance, professional fees and other expenses	1,126	657	469	71.4%
Total operating expenses	67,819	51,737	16,082	31.1%
Waived asset management and general and administrative
expense fees	(375)	(108)	(267)	247.2%
Net operating expenses	67,444	51,629	15,815	30.6%

Operating income	9,799	7,021	2,778	39.6%
Interest expense	19,188	14,895	4,293	28.8%
Net loss	$(9,389)	$(7,874)	$(1,515)	19.2%

New Market Properties, LLC	Year Ended December 31,		Change inc (dec)
	2017	2016	Amount	Percentage
Revenues:
Rental revenues	$43,168	$26,313	$16,855	64.1%
Other property revenues	13,724	7,410	6,314	85.2%
Interest income on loans and notes receivable	1,758	1,768	(10)	(0.6)%
Total revenues	58,650	35,491	23,159	65.3%

Operating expenses:
Property operating and maintenance	5,759	3,547	2,212	62.4%
Property management fees	1,925	1,159	766	66.1%
Real estate taxes	7,734	3,725	4,009	107.6%
General and administrative	688	540	148	27.4%
Equity compensation to directors and executives	425	82	343	418.3%
Depreciation and amortization	30,088	19,246	10,842	56.3%
Acquisition and pursuit costs	25	2,103	(2,078)	(98.8)%
Asset management and general and administrative
expense fees to related parties	4,436	2,666	1,770	66.4%
Insurance, professional fees and other expenses	657	546	111	20.3%
Total operating expenses	51,737	33,614	18,123	53.9%
Waived asset management and general and administrative
expense fees	(108)	(273)	165	(60.4)%
Net operating expenses	51,629	33,341	18,288	54.9%

Operating income	7,021	2,150	4,871	226.6%
Interest expense	14,895	8,870	6,025	67.9%
Net loss	$(7,874)	$(6,720)	$(1,154)	17.2%

Recent acquisitions

Our acquisitions of the following real estate assets since January 1, 2018 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the year ended December 31, 2018 versus 2017. and December 31, 2017 versus 2016.

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
1/9/2018	The Lux at Sorrel	Jacksonville, FL	265	n/a	n/a
2/28/2018	Green Park	Atlanta, GA	310	n/a	n/a
9/27/2018	The Lodge at Hidden River	Tampa, FL	300	n/a	n/a
11/9/2018	Vestavia Reserve	Birmingham, AL	272	n/a	n/a
11/15/2018	CityPark View South (1)	Charlotte, NC	200	n/a	n/a

	New Market Properties:
4/27/2018	Greensboro Village	Nashville, TN	n/a	n/a	70,203
4/27/2018	Governors Towne Square	Atlanta, GA	n/a	n/a	68,658
6/26/2018	Neapolitan Way	Naples, FL	n/a	n/a	137,580
6/29/2018	Conway Plaza	Orlando, FL	n/a	n/a	117,705
7/6/2018	Brawley Commons	Charlotte, NC	n/a	n/a	122,028
12/21/2018	Hollymead Town Center	Charlottesville, VA	n/a	n/a	158,807

	Student housing properties:
5/10/2018	The Tradition	College Station, TX	427	808	n/a
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894	n/a
6/27/2018	The Bloc	Lubbock, TX	140	556	n/a

	Preferred Office Properties:
1/29/2018	Armour Yards	Atlanta, GA	n/a	n/a	187,000
7/31/2018	150 Fayetteville	Raleigh, NC	n/a	n/a	560,000
12/20/2018	Capitol Towers	Charlotte, NC	n/a	n/a	479,000

			2,135	2,258	1,900,981
(1) CityPark View South is a second phase of an existing property, and shares a leasing office with the original phase. Therefore, it is not counted as a separate property.

Our acquisitions of the following real estate assets during 2017 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the year ended December 31, 2017 versus 2016.

Acquisition date	Property	Location	Units		Beds	Leasable square feet

	Multifamily communities:
3/3/2017	Broadstone at Citrus Village	Tampa, FL	296		n/a	n/a
3/24/2017	Retreat at Greystone	Birmingham, AL	312		n/a	n/a
3/31/2017	Founders Village	Williamsburg, VA	247		n/a	n/a
4/26/2017	Claiborne Crossing	Louisville, KY	242		n/a	n/a
7/26/2017	Luxe at Lakewood Ranch	Sarasota, FL	280		n/a	n/a
9/27/2017	Adara Overland Park	Kansas City, KS	260		n/a	n/a
9/29/2017	Aldridge at Town Village	Atlanta, GA	300		n/a	n/a
9/29/2017	The Reserve at Summit Crossing	Atlanta, GA	172		n/a	n/a
11/21/2017	Overlook at Crosstown Walk	Tampa, FL	180		n/a	n/a
12/20/2017	Colony at Centerpointe	Richmond, VA	255		n/a	n/a

	New Market Properties:
4/21/2017	Castleberry-Southard	Atlanta, GA	n/a	—	n/a	80,018
6/6/2017	Rockbridge Village	Atlanta, GA	n/a	—	n/a	102,432
7/26/2017	Irmo Station	Columbia, SC	n/a	—	n/a	99,384
8/25/2017	Maynard Crossing	Raleigh, NC	n/a	—	n/a	122,781
9/8/2017	Woodmont Village	Atlanta, GA	n/a	—	n/a	85,639
9/22/2017	West Town Market	Charlotte, NC	n/a		n/a	67,883
11/30/2017	Roswell Wieuca Shopping Center	Atlanta, GA	n/a		n/a	74,370
12/5/2017	Crossroads Market	Naples, FL	n/a		n/a	126,895

	Student housing propertie:
2/28/2017	Sol	Tempe, AZ	224		639	n/a
10/27/2017	Stadium Village (1)	Atlanta, GA	198		792	n/a
12/18/2017	Ursa (1)	Waco, TX	250		840	n/a

	Preferred Office Properties:
11/13/2017	Westridge at La Cantera	San Antonio, TX	n/a		n/a	258,000

			3,216		2,271	1,017,402

	(1) The Company acquired and owns an approximate 99% equity interest in a joint venture which owns both Stadium Village and Ursa.

Rental Revenues

Rental revenue increased due primarily to properties acquired during 2018 and 2017, as shown in the following table:

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
Rental revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired in 2018	$34,440	43.3%	$—	—%
Properties acquired in 2017	46,853	58.8%	27,076	42.9%
Properties acquired in 2016	3,240	4.1%	47,951	76.0%
Properties acquired in 2011 - 2015	2,423	3.0%	81	0.1%
Properties sold	(7,339)	(9.2)%	(11,977)	(19.0)%

Total	$79,617	100.0%	$63,131	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in other property revenues for the year ended December 31, 2018 versus 2017 were primarily due to the acquisitions listed above.

Interest income from our real estate loan investments decreased for the year ended December 31, 2018 versus 2017 and primarily due to the repayment during 2018 of real estate loans which supported ten projects that had an aggregate drawn amount at December 31, 2017 of approximately $198.6 million versus the addition of new loans during 2018 with an aggregate drawn amount of approximately $136.1 million supporting eight projects.

Interest income from our real estate loan investments increased for the year ended December 31, 2017 versus 2016, primarily due to the addition of our Berryessa real estate loan, which had a drawn amount of approximately $30.6 million at December 31, 2017. Also contributing to the increase in interest income were higher loan balances on real estate loans, from accumulating draws and loan balances as the underlying projects progressed toward completion. The principal amounts outstanding on our portfolio of real estate loans and bridge loans were approximately $336.3 million, $388.5 million and $334.6 million at December 31, 2018, 2017 and 2016, respectively.

We recorded interest income and other revenue from these instruments as presented in Note 5 to the Company's Consolidated Financial Statements.

Property operating and maintenance expense

Expenses to operate and maintain our properties rose primarily due to the incremental costs brought on by property acquisitions during 2018 and 2017, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
Property operating and maintenance expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired in 2018	$6,301	44.5%	$—	—%
Properties acquired in 2017	7,142	50.4%	4,694	47.2%
Properties acquired in 2016	882	6.2%	7,506	75.7%
Properties acquired in 2011 - 2015	1,042	7.4%	(103)	(1.0)%
Properties sold	(1,205)	(8.5)%	(2,176)	(21.9)%

Total	$14,162	100.0%	$9,921	100.0%

Property salary and benefits

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired during 2018 and 2017, as shown in the following table.

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
Property salary and benefits	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired in 2018	$2,027	45.1%	$—	—%
Properties acquired in 2017	3,232	71.9%	2,248	78.3%
Properties acquired in 2016	(73)	(1.6)%	1,830	63.7%
Properties acquired in 2011 - 2015	122	2.7%	(11)	(0.4)%
Properties sold	(814)	(18.1)%	(1,194)	(41.6)%

Total	$4,494	100.0%	$2,873	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are generally 4% of gross property revenues, of which generally 3.5% is paid to a third party management company. Property management fees for office building assets are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. The increases were primarily due to properties acquired during 2018 and 2017, as shown in the following table.

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
Property management fees	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired in 2018	$1,245	37.2%	$—	—%
Properties acquired in 2017	2,076	61.9%	1,135	48.3%
Properties acquired in 2016	268	8.0%	1,679	71.5%
Properties acquired in 2011 - 2015	102	3.0%	46	2.0%
Properties sold	(339)	(10.1)%	(512)	(21.8)%

Total	$3,352	100.0%	$2,348	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired during 2018 and 2017, as shown in the following table:

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
Real estate taxes	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired in 2018	$4,438	41.2%	$—	—%
Properties acquired in 2017	7,663	71.3%	3,017	31.2%
Properties acquired in 2016	177	1.6%	8,281	85.5%
Properties acquired in 2011 - 2015	(422)	(3.9)%	295	3.0%
Properties sold	(1,102)	(10.2)%	(1,906)	(19.7)%

Total	$10,754	100.0%	$9,687	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to administrative expenses related to the properties acquired during 2018 and 2017, as shown in the following table:

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
General and administrative expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Taxes, licenses & fees	$(219)	(12.7)%	$(15)	(0.7)%
Properties acquired in 2018	939	54.2%	—	—%
Properties acquired in 2017	873	50.3%	746	38.6%
Properties acquired in 2016	261	15.1%	1,247	64.5%
Properties acquired in 2011 - 2015	81	4.7%	214	11.1%
Properties sold	(201)	(11.6)%	(260)	(13.5)%

Total	$1,734	100.0%	$1,932	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards decreased for the year ended December 31, 2018 versus 2017 due primarily to the voluntary forfeiture by certain of our executives of 128,258 Class B Units awarded in 2018, which had an aggregate fair value of approximately $2.1 million, as well as additional forfeitures of 66,332 Class B Units with a fair value of approximately $1.1 million, which were forfeited through involuntary terminations, retirements, and the passing of John A. Williams. Expenses recorded for equity compensation awards for the year ended December 31, 2017 versus 2016 increased primarily due to expansions of Class B Unit awards in 2017, the details of which are presented in Note 9 to the Consolidated Financial Statements.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
Depreciation and amortization	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired in 2018	$31,872	58.7%	$—	—%
Properties acquired in 2017	29,753	54.7%	28,395	73.6%
Properties acquired in 2016	(3,857)	(7.1)%	18,635	48.2%
Properties acquired in 2011 - 2015	(805)	(1.5)%	(3,930)	(10.2)%
Properties sold	(2,604)	(4.8)%	(4,463)	(11.6)%

Total	$54,359	100.0%	$38,637	100.0%

Acquisition and pursuit costs and acquisition fees to related parties

The decrease in acquisition fees during the year ended December 31, 2017 versus 2016 was due to the adoption of ASU 2017-01 on January 1, 2017, pursuant to which we began capitalizing and amortizing asset acquisition costs.

Asset management fees and general and administrative fees to related party

Monthly asset management fees are equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees are equal to 2% of the monthly gross revenues of the Company. Both are calculated as prescribed by the Management Agreement and are paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquired office buildings, grocery-anchored shopping centers, student housing properties and multifamily communities listed previously.

Insurance, professional fees and other expenses

The increases consisted of:

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
Insurance, professional fees, and other expenses	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Audit and tax fees	$(76)	(13.1)%	$(77)	(18.8)%
Insurance premiums	480	82.5%	941	229.0%
Board of directors fees	—	—%	170	41.4%
Software implementation fees	6	1.0%	(216)	(52.6)%
Legal fees	182	31.3%	(591)	(143.8)%
Other professional fees	(10)	(1.7)%	184	44.8%

Total	$582	100.0%	$411	100.0%

Contingent asset management and general and administrative expense fees

The Manager may, in its discretion, forfeit some or all of the asset management, property management, or general and administrative fees for properties owned by the Company. The forfeited fees are converted at the time of forfeiture into contingent fees, which are earned by the Manager only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.

On May 25, 2017,we closed on the sale of our Enclave at Vista Ridge multifamily community to an unrelated third party.  At such date, the Manager collected a cumulative total of approximately $390,000 of waived fees.  Similarly, on October 23, 2018, we closed on the sale of the Stoneridge Farms at the Hunt Club multifamily community to an unrelated third party.  At such date, the Manager collected a cumulative total of approximately $465,000 of waived fees as a disposition fee. The sales transactions, and the fact that the Company’s capital contributions for the property achieved a greater than 7% annual rate of return, triggered the fees to become immediately due and payable to the Manager at the closing of these sale transactions.

Interest expense

The increases consisted of:

	Year Ended December 31,
	2018 versus 2017		2017 versus 2016
	Increase		Increase
Interest expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired in 2018	$12,189	43.3%	$—	—%
Properties acquired in 2017	15,955	56.8%	9,210	39.8%
Properties acquired in 2016	1,538	5.5%	15,139	65.3%
Properties acquired in 2011 - 2015	500	1.8%	695	3.0%
Properties sold	(1,715)	(6.1)%	(3,030)	(13.1)%
KeyBank operating LOC and Term note	(507)	(1.8)%	884	3.8%
Loan participants	136	0.5%	286	1.2%

Total	$28,096	100.0%	$23,184	100.0%

See the sections entitled Contractual Obligations and Item 7A Quantitative and Qualitative Disclosures About Market Risk located elsewhere in this Annual Report on Form 10-K.

Definitions of Non-GAAP Measures

We disclose FFO and AFFO, each of which meet the definition of a “non-GAAP financial measure”, as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why the Company believes that presentation of these measures provides useful information to investors. None of FFO and AFFO should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further FFO and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements. FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations,” which was restated in 2018, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how Net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. We have adopted the NAREIT definition for computing FFO as a meaningful supplemental gauge of our operating results, and as is most often presented by other REIT industry participants.

The NAREIT definition of FFO (and the one reported by the Company) is:
Net income/loss, excluding:

•	depreciation and amortization related to real estate;

•	gains and losses from the sale of certain real estate assets;

•	gains and losses from change in control and

•	impairment writedowns of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

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
• net loan fees received;
• accrued interest income received;
• allowances for loan loss reserves;
• cash received for purchase option terminations (net of revenues recorded);
• deemed dividends on preferred stock redemptions;
• non-cash dividends on Series M Preferred Stock; and
• amortization of lease inducements;

Less:
• non-cash loan interest income;
• cash paid for loan closing costs;
• amortization of acquired real estate intangible liabilities;
• amortization of straight line rent adjustments and deferred revenues; and

• normally-recurring capital expenditures and capitalized second- generation leasing costs.

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

Reconciliation of FFO Attributable to Common Stockholders and Unitholders and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)
		Three months ended December 31,
(In thousands, except per-share figures)		2018	2017	2016

Net income (loss) attributable to common stockholders (See note 1)		$2,641	$(22,243)	$(16,590)

Add:	Depreciation of real estate assets	34,309	24,941	16,890
	Amortization of acquired real estate intangible assets and deferred leasing costs	9,173	9,386	6,124
	Net income (loss) attributable to non-controlling interests (See note 2)	615	(111)	(135)
Less:	Gain on sale of real estate	(30,682)	—	—
FFO attributable to common stockholders and unitholders		16,056	11,973	6,289

Add:	Acquisition and pursuit costs	—	—	1,662
	Loan cost amortization on acquisition term note	20	29	27
	Amortization of loan coordination fees paid to the Manager (See note 3)	707	421	318
	(Insurance recoveries in excess of) weather-related property
	operating losses (See note 4)	(237)	681	—
	Contingent management fees recognized	206	—	—
	Payment of costs related to property refinancing	227	684	—
	Non-cash equity compensation to directors and executives	(1,178)	863	656
	Amortization of loan closing costs (See note 5)	1,234	793	819
	Depreciation/amortization of non-real estate assets	444	263	145
	Net loan fees received (See note 6)	707	18	497
	Accrued interest income received (See note 7)	12,266	4,697	—
	(Decrease in) loan loss allowance (See note 8)	(496)	—	—
	Amortization of lease inducements (See note 9)	426	200	—
	Non-cash dividends on Preferred Stock	17	30	—
	Cash received in excess of amortization of
	purchase option termination revenues (See note 10)	1,044	—	—
Less:	Non-cash loan interest income (See note 7)	(4,611)	(4,557)	(4,228)
	Non-cash revenues from mortgage-backed securities	(135)	—	—
	Cash paid for loan closing costs	(1,073)	(28)	(215)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(2,909)	(2,679)	(744)
	Amortization of deferred revenues (See note 12)	(901)	(398)	—
	Normally recurring capital expenditures and leasing costs (See note 13)	(1,485)	(1,026)	(617)

AFFO		$20,329	$11,964	$4,609

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$10,840	$9,576	$5,741
	Distributions to Unitholders (See note 2)	228	221	195
	Total	$11,068	$9,797	$5,936

Common Stock dividends and Unitholder distributions per share		$0.26	$0.25	$0.22

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.38	$0.31	$0.24
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.48	$0.31	$0.18

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	41,320	37,205	25,210
	Class A Units	954	895	886
	Common Stock and Class A Units	42,274	38,100	26,096

	Diluted Common Stock and Class A Units (B)	43,000	43,355	27,009

Actual shares of Common Stock outstanding, including 12, 12 and 15 unvested shares
of restricted Common Stock at December 31, 2018, 2017 and 2016, respectively		41,788	38,577	26,514
Actual Class A Units outstanding at December 31, 2018, 2017 and 2016, respectively.		877	885	886
	Total	42,665	39,462	27,400

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.26% weighted average non-controlling interest in the Operating Partnership for the three-month period ended December 31, 2018.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Reconciliation of FFO Attributable to Common Stockholders and Unitholders and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)
		Years ended December 31,
(In thousands, except per-share figures)		2018	2017	2016

Net loss attributable to common stockholders (See note 1)		$(43,290)	$(35,985)	$(50,630)

Add:	Depreciation of real estate assets	124,499	85,285	55,896
	Amortization of acquired real estate intangible assets and deferred leasing costs	45,136	30,693	21,701
	Net income (loss) attributable to non-controlling interests (See note 2)	1,071	986	(310)
Less:	Gain on sale of real estate	(69,643)	(37,635)	(4,271)
FFO attributable to common stockholders and unitholders		57,773	43,344	22,386

Add:	Acquisition and pursuit costs	—	14	8,548
	Loan cost amortization on acquisition term notes	83	128	167
	Amortization of loan coordination fees paid to the Manager (See note 3)	2,487	1,599	870
	Mortgage loan refinancing and extinguishment costs	288	1,742	—
	Costs incurred from extension of management agreement with advisor	—	—	421
	(Insurance recovery in excess of) weather-related property
	operating losses (See note 4)	(270)	898	—
	Contingent management fees recognized	206	387	—
	Non-cash equity compensation to directors and executives	1,703	3,470	2,524
	Amortization of loan closing costs (See note 5)	4,801	3,550	2,559
	Depreciation/amortization of non-real estate assets	1,501	799	543
	Net loan fees received (See note 6)	2,166	1,314	1,872
	Accrued interest income received (See note 7)	20,676	11,813	6,876
	Loan loss allowance (See note 8)	2,533	—	—
	Non-cash dividends on Preferred Stock	755	63	—
	Amortization of lease inducements (See note 9)	1,381	437	—
Less:	Non-cash loan interest income (See note 7)	(19,337)	(18,064)	(14,686)
	Cash paid for loan closing costs	(1,489)	(28)	(229)
	Amortization of purchase option termination revenues in excess
	of cash received (See note 10)	(920)	—	—
	Non-cash revenues from mortgage-backed securities	(320)	—	—
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(11,956)	(8,176)	(2,458)
	Amortization of deferred revenues (See note 12)	(2,666)	(855)	—
	Normally recurring capital expenditures and leasing costs (See note 13)	(4,966)	(4,058)	(2,798)
AFFO		$54,429	$38,377	$26,595

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	41,129	31,244	19,941
	Distributions to Unitholders (See note 2)	1,041	844	671
	Total	42,170	32,088	20,612
Common Stock dividends and Unitholder distributions per share		$1.02	$0.94	$0.8175

FFO per weighted average basic share of Common Stock and Unit outstanding		$1.41	$1.32	$0.90
AFFO per weighted average basic share of Common Stock and Unit outstanding		$1.33	$1.17	$1.07

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	40,032	31,927	23,970
	Class A Units	1,040	906	819
	Common Stock and Class A Units	41,072	32,833	24,789

	Diluted Common Stock and Class A Units (B)	42,390	36,939	26,502

Actual shares of Common Stock outstanding, including 12, 12 and 15 unvested shares
of restricted Common Stock at December 31, 2018, 2017 and 2016, respectively		41,788	38,577	26,514
Actual Class A Units outstanding at December 31, 2018, 2017 and 2016, respectively.		877	885	886
	Total	42,665	39,462	27,400

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.53% weighted average non-controlling interest in the Operating Partnership for the twelve-month period ended December 31, 2018.

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

See Notes to Reconciliation of FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter ended December 31, 2018 include activity for the properties acquired during the quarter only from their respective dates of acquisition and the activity for the properties sold during the period only through the date of the sale. In addition, the fourth quarter 2018 period includes activity for the properties acquired since December 31, 2017. Rental and other property revenues and expenses for the fourth quarter 2017 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 877,454 Class A Units as of December 31, 2018. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.26% and 2.35% for the three-month periods ended December 31, 2018 and 2017, respectively and 2.53% and 2.76% for the years ended December 31, 2018 and 2017, respectively.

3)
As of January 1, 2016, we pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, related to obtaining mortgage financing for acquired properties. Loan coordination fees were introduced to reflect the administrative effort involved in arranging debt financing for acquired properties. The portion of the loan coordination fees paid up until July 1, 2017 attributable to the financing were amortized over the lives of the respective mortgage loans, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Beginning effective July 1, 2017, the loan coordination fee was lowered from 1.6% to 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing. All of the loan coordination fees paid to our Manager subsequent to July 1, 2017 are amortized over the life of the debt. At December 31, 2018, aggregate unamortized loan coordination fees were approximately $13.6 million, which will be amortized over a weighted average remaining loan life of approximately 10.8 years.

4)
We sustained weather related operating losses due to hurricanes (primarily due to Hurricane Harvey at our Stone Creek multifamily community) during the year ended December 31, 2018; these costs are added back to FFO in our calculation of AFFO.  Lost rent and other operating costs incurred during the year ended December 31, 2018 totaled approximately $563,000. This number is offset by the receipt from our insurance carrier of approximately $833,000 for recoveries of lost rent, which was recognized in our consolidated statements of operations for the year ended December 31, 2018.

5)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. Effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At December 31, 2018, aggregate unamortized loan costs were approximately $23.4 million, which will be amortized over a weighted average remaining loan life of approximately 9.1 years.

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

8)
During the year ended December 31, 2018, we recorded a $2.5 million loss on our real estate loan investment to the developer of Fusion Apartments in Irvine, California which is reflected on our statements of operations.  This loss was reduced from the previously reported $3.0 million for the nine months ended September 30, 2018 because of the application of accounting guidance pertaining to troubled debt restructuring, which requires any cash received to be applied as a reduction in the principal balance of the loan, not as interest revenue. The Company received interest payments during the fourth quarter of 2018, which reduced the allowance for loan loss on our consolidated balance sheet as well as the bad debt charge presented on our consolidated statements of operations.

9)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)
On May 7, 2018, we terminated our existing purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven 46 and Haven Charlotte student housing properties, all of which are partially supported by real estate loan investments held by us. In exchange, we are to receive termination fees aggregating approximately $10.7 million from the developers, which are recorded as revenue over the period beginning on the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees is an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees is a reduction to FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. As of December 31, 2018, we had recognized termination fee revenues in excess of the cash received by approximately $920,000. This difference is a reduction to FFO in our calculation of AFFO.

11)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At December 31, 2018, the balance of unamortized below-market lease intangibles was approximately $47.1 million, which will be recognized over a weighted average remaining lease period of approximately 9.2 years.

12)
This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings, as well as non-cash revenue earned from our investment in the collateralized mortgage-backed security in the ML-04 pool from the Freddie Mac K program.

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

Liquidity and Capital Resources

Short-Term Liquidity

We believe our principal short-term liquidity needs are to fund:

•
operating expenses directly related to our portfolio of multifamily communities, student housing properties, grocery-anchored shopping centers and office properties (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily communities, student housing properties, grocery-anchored shopping centers and office properties;

•	interest expense on our outstanding property level debt;

•	amounts due on our Credit Facility;

•	distributions that we pay to our preferred stockholders, common stockholders, and unitholders;

•	cash redemptions that we may pay to our preferred stockholders, and

•	committed investments.

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.23% for the year ended December 31, 2018. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance.
On December 17, 2018, we refinanced the mortgage on its Baldwin Park multifamily community.  The mortgage principal balance decreased from approximately $77.8 million to approximately $71.5 million under the new financing arrangement, and the existing variable interest rate was replaced with a fixed rate of 4.16% per annum. The new mortgage instrument matures on January 1, 2054. As a result of the refinance, we incurred expenses of approximately $130,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

On March 29, 2018, we refinanced the mortgage on its Sol student housing property.  A short-term bridge loan was used to replace the mortgage being held on the Acquisition Facility. The mortgage principal balance of approximately $37.5 million remained the same under the new financing arrangement, and the existing variable interest rate increased 10 basis points, to 210 basis points over LIBOR.  As a result of the refinance, we incurred expenses of approximately $61,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

On October 31, 2018, we refinanced the mortgage on its Sol student housing property out of the short-term bridge loan.  The mortgage principal balance was reduced from approximately $37.5 million to approximately $36.2 million, and the existing variable interest rate of 210 basis points over LIBOR was converted to a fixed rate of 4.71%. As a result of the refinance, we incurred expenses of approximately $97,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

On May 26, 2016, we utilized proceeds from the Interim Term Loan to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrued interest at a rate of LIBOR plus 2.5% per annum and was repaid and extinguished during the first quarter 2018.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2018, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 10 to the Company's Consolidated Financial Statements.

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

Our net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was approximately $145.4 million, $86.3 million, and $61.7 million, respectively. The increases in net cash provided by operating activities was primarily due to the incremental cash generated by property income provided by the real estate assets acquired during 2018 and 2017.

The majority of our revenue is derived from residents and tenants under existing leases at our multifamily communities, student housing properties, grocery-anchored shopping centers and office properties. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities, student housing properties, grocery-anchored shopping centers and office properties in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these properties; and (5) the ability of our residents and tenants to make their rental payments.

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

Our net cash used in investing activities was approximately $881.8 million, $727.2 million and $1.1 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Disbursements for property acquisitions were approximately $1.0 billion, $779.6 million and $969.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net proceeds from our sale of McNeil Ranch and Stoneridge Farms at the Hunt Club were approximately $164.8 million and from our sale of Ashford Park, Sandstone Creek and Enclave at Vista Ridge during 2017 totaled approximately $116.8 million. Disbursements for real estate loans and notes receivable, net of repayments, were approximately $52.4 million, $55.7 million and $111.3 million the years ended

December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, we collected approximately $52.5 million on real estate loans and notes receivable, net of investments.

Cash used in investing activities is primarily driven by acquisitions and dispositions of multifamily properties, student housing properties, office properties and grocery-anchored shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities, student housing properties, office properties and grocery-anchored shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the year ended December 31, 2018, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$400	$41.99	$—	$—	$400	$41.99
Carpets	1,339	140.41	—	—	1,339	140.41
Wood flooring / vinyl	394	41.37	—	—	394	41.37
Blinds and ceiling fans	139	14.57	—	—	139	14.57
Fire safety	13	1.37	198	20.74	211	22.11
Furnace, air (HVAC)	370	38.86	—	—	370	38.86
Computers, equipment, misc.	29	3.01	244	25.62	273	28.63
Elevators	—	—	17	1.78	17	1.78
Exterior painting	—	—	293	30.80	293	30.80
Leasing office / common amenities	123	12.94	2,350	246.49	2,473	259.43
Major structural	—	—	6,746	707.62	6,746	707.62
Cabinets & countertop upgrades	—	—	1,415	148.40	1,415	148.40
Landscaping & fencing	5	0.47	578	60.64	583	61.11
Parking lot	76	7.95	636	66.69	712	74.64
Signage and sanitation	—	—	197	20.63	197	20.63

	$2,888	$302.94	$12,674	$1,329.41	$15,562	$1,632.35

For the year ended December 31, 2018, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit amounts)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$63	$14.77	$—	$—	$63	$14.77
Carpets	81	18.87	—	—	81	18.87
Wood flooring / vinyl	9	1.99	—	—	9	1.99
Blinds and ceiling fans	16	3.77	—	—	16	3.77
Fire safety	—	—	64	15.00	64	15.00
Furnace, air (HVAC)	81	18.90	—	—	81	18.90
Computers, equipment, misc.	16	3.79	102	24.01	118	27.80
Elevators	—	—	—	—	—	—
Exterior painting	—	—	11	2.49	11	2.49
Leasing office / common amenities	86	20.15	263	61.36	349	81.51
Major structural	1	0.34	167	38.97	168	39.31
Cabinets & countertop upgrades	8	1.70	227	53.21	235	54.91
Landscaping & fencing	—	—	61	14.16	61	14.16
Parking lot	—	—	11	2.46	11	2.46
Signage and sanitation	2	0.54	54	12.70	56	13.24

	$363	$84.82	$960	$224.36	$1,323	$309.18

For the year ended December 31, 2017, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$324	$32.59	$—	$—	$324	$32.59
Carpets	1,297	130.47	—	—	1,297	130.47
Wood flooring / vinyl	231	23.25	—	—	231	23.25
Fire safety	—	—	100	10.08	100	10.08
Furnace, air (HVAC)	291	29.24	—	—	291	29.24
Computers, equipment, misc.	72	7.23	239	24.05	311	31.28
Elevators	—	—	19	1.92	19	1.92
Exterior painting	—	—	539	54.16	539	54.16
Leasing office / common amenities	173	17.39	809	81.36	982	98.75
Major structural	—	—	3,191	320.85	3,191	320.85
Cabinets & countertop upgrades	—	—	1,880	189.07	1,880	189.07
Landscaping & fencing	—	—	577	58.05	577	58.05
Parking lot	—	—	133	13.34	133	13.34
Signage and sanitation	—	—	194	19.45	194	19.45
	$2,388	$240.17	$7,681	$772.33	$10,069	$1,012.50

For the year ended December 31, 2017, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit amounts)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$18	$13.17	$—	—	18	13.17
Carpets	34	24.25	—	—	34	24.25
Wood flooring / vinyl	13	9.17	—	—	13	9.17
Fire safety	—	—	—	—	—	—
Furnace, air (HVAC)	3	2.27	—	—	3	2.27
Computers, equipment, misc.	9	6.23	19	13.46	28	19.69
Elevators	—	—	12	8.74	12	8.74
Exterior painting	—	—	—	—	—	—
Leasing office / common amenities	45	32.53	209	151.15	254	183.68
Major structural	—	—	176	126.65	176	126.65
Cabinets & countertop upgrades	—	—	3	2.35	3	2.35
Landscaping & fencing	—	—	109	78.88	109	78.88
Parking lot	—	—	—	—	—	—
Signage and sanitation	—	—	1	0.72	1	0.72
	$122	$87.62	$529	$381.95	$651	$469.57

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the years ended December 31, 2018, 2017 and 2016 totaled $1,562,831, $1,280,444 and $581,028, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office properties portfolio for the years ended December 31, 2018, 2017 and 2016 totaled $152,356 and $267,549, and $0 respectively. Second-generation capital expenditures exclude those expenditures made in our office properties portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition) and (iii) for property re-developments and repositionings.

At December 31, 2018, we had restricted cash of approximately $14.7 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash provided by financing activities was approximately $751.1 million, $646.2 million and $1.1 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Our significant financing cash sources were approximately $602.4 million, $517.5 million and $622.4 million of net proceeds from the mortgage financing transactions for the years ended December 31, 2018, 2017 and 2016, respectively and approximately $408.6 million, $306.9 million and $394.6 million of net proceeds from our offerings of our Preferred Stock Units for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Our board of directors reviews the Series A Redeemable Preferred Stock and our mShares dividends monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Series A Redeemable Preferred Stock and our mShares dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Series A Redeemable Preferred Stock and our mShares dividend payments to increase at a rate that approximates the rate at which we issue new Units from our $1.5 Billion Unit Offering and mShares from our mShares Offering, less those shares redeemed.

Our fourth quarter 2018 Common Stock dividend declaration of $0.26 per share represented an overall increase of 108% from our initial Common Stock dividend per share of $0.125 following our IPO, or an average annual dividend growth rate of approximately 14.4% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the year ended December 31, 2018, our aggregate dividends and distributions totaled approximately $128.9 million and our cash flows from operating activities were approximately $145.4 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it becomes due or matures;

•	capital expenditures needed for our multifamily communities, student housing properties, grocery-anchored shopping centers and office properties;

•	costs associated with current and future capital raising activities;

•
costs to acquire additional multifamily communities, student housing properties, grocery-anchored shopping centers, office properties or other real estate and enter into new and fund existing lending opportunities; and

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

On February 14, 2017, the SEC declared effective our registration statement on Form S-3 (Registration No. 333-211924) for our offering for up to 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock, referred to as our $1.5 Billion Unit Offering. The price per Unit is $1,000, subject to adjustment if a participating broker-dealer reduces its commission. We intend to invest substantially all the net proceeds of the $1.5 Billion Unit Offering in connection with the acquisition of multifamily communities, student housing communities, grocery-anchored shopping centers, office buildings and other real estate-related investments and general working capital purposes.

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

On December 2, 2016, the SEC declared effective our registration statement on Form S-3 (Registration No. 333-214531), for our offering of up to 500,000 shares of Series M Redeemable Preferred Stock, or mShares, par value $0.01 per share, or the mShares Offering. The price per mShare is $1,000.  We intend to invest substantially all the net proceeds of the mShares Offering in connection with the acquisition of multifamily communities, student housing communities, grocery-anchored shopping centers, office buildings and other real estate-related investments and general working capital purposes.

Pursuant to FINRA Rule 2310(b)(5), which became effective April 11, 2016, and as described in Regulatory Notice 15-02, we have prepared for our stockholders an estimate of the per share value of our Preferred Stock as of December 31, 2018. This estimate is based on dividing (i) the value of our assets less contractual liabilities as of December 31, 2018, by (ii) the number of shares of Preferred Stock outstanding as of that date. We used a direct capitalization appraised value analysis for this purpose. This methodology was prepared with the material assistance and confirmation of a third party valuation expert pursuant to FINRA Rule 2310(b)(5) and NASD Rule 2340(c). We believe this methodology conforms to standard industry practices. Based on the foregoing, we have determined that the estimated value as of December 31, 2018 of our Preferred Stock is $1,000 per share (unaudited).

Under the direct capitalization appraised value analysis, we determined our potential gross income that could be expected from rents and other income received from the properties that we owned as of December 31, 2018. We then estimated for vacancies and collection losses, which amount we then subtracted from potential gross income to arrive at effective gross income. We subtracted estimated operating expenses from effective gross income to arrive at net operating income, and current market capitalization rates were determined for each of the properties. The capitalization rate of each property was then divided by its net operating income to determine a fair market value for each property. For any property owned for less than 12 months, we used the market value of that property as reflected in the third party appraisal we had received at the time of acquisition of that property. The fair market value of all the properties was then added to the value of our other assets (i.e., the value of our cash on hand and other financial assets as reflected on our audited consolidated financial statements for the year ended December 31, 2018) to determine the aggregate market value of our assets. We then subtracted our contractual liabilities from the aggregate market value of our assets, and divided the difference by the number of shares of our Preferred Stock outstanding as of December 31, 2018 to determine our estimated per share value of our Preferred Stock as of that date.

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

We have filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through the sales agents identified in the prospectus. We intend to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Revolving Line of Credit and (b) for other general corporate purposes, which includes making investments in accordance with our investment objectives. For the year ended December 31, 2017, we issued and sold approximately 1.7 million shares of our Common Stock for gross proceeds of approximately $28.6 million via our 2016 ATM Offering. No sales of Common Stock under the 2016 ATM offering occurred during the year ended December 31, 2018.

For the year ended December 31, 2018, we issued approximately 1.25 million shares of our Common Stock pursuant to exercises of warrants from our Series A offerings and collected gross proceeds of approximately $16.1 million.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2018, our outstanding debt (both secured and unsecured) was approximately 52.4% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2018. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of December 31, 2018, we had long term mortgage indebtedness of approximately $2.3 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of December 31, 2018, we had approximately $39.0 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had 1,160,263 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2018, a total of 487,155 Warrants had been exercised into 9,743,100 shares of Common stock. The 1,160,263 Warrants outstanding at December 31, 2018 have exercise prices that range between $10.87 and $26.34 per share. If all the Warrants outstanding at December 31, 2018 became exercisable and were exercised, gross proceeds to us would be approximately $433.1 million and we would as a result issue an additional 23,205,260 shares of Common Stock.

Contractual Obligations

As of December 31, 2018, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 2.52% at December 31, 2018, our estimated future required payments on these instruments were:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$775,213	$94,753	$177,454	$143,970	$359,036
Principal	2,339,752	123,945	278,580	406,458	1,530,769
Line of Credit:
Interest	105	105	—	—	—
Principal	57,000	57,000	—	—	—
Total	$3,172,070	$275,803	$456,034	$550,428	$1,889,805

In addition, we had unfunded real estate loan balances totaling approximately $164.9 million at December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2018, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$39,697		5.0%	6.6%
Citi Lakes	41,582		4.3%	6.5%
The Tradition	30,000		3.3%	7.3%
The Bloc	28,966		3.3%	6.8%
Total capped floating-rate debt	140,245	6.0%

Ursa	31,400		n/a	n/a
Royal Lakes	9,544		n/a	n/a
Cherokee Plaza	24,683		n/a	n/a
Champions Village	27,400		n/a	n/a
Total uncapped floating-rate debt	93,027	4.0%

Total floating-rate debt	$233,272	10.0%

Our Revolving Line of Credit accrued interest at a spread of 3.25% over LIBOR as of December 31, 2018; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk and no recourse liability or market or interest rate exposure to the consolidated VIE liabilities of the ML-04 mortgage-backed pool.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2018, would increase by approximately $2.2 million or decrease by approximately $2.2 million on an annualized basis. At December 31, 2017, our interest costs would increase by approximately $2.89 million or decrease by approximately $2.89 million on an annualized basis. Further discussion concerning our outlook regarding yield spreads and other market risks are provided in the Industry Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2018 with reconciliations for the years ended December 31, 2018, 2017 and 2016

Schedule IV- Mortgage Loans on Real Estate as of December 31, 2018

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.
Evaluation of disclosure controls and procedures.

Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2018, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or our 2019 Proxy Statement, to be filed with the SEC with regard to our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2019 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our 2019 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2019 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2019 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets as of December 31, 2018 and 2017	83
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	84
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016	85
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	88
Notes to Consolidated Financial Statements	90
(2) Financial Statement Schedules
Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2018 with reconciliations for the years ended December 31, 2018, 2017 and 2016	133
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018	139
(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.	142

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Preferred Apartment Communities, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Preferred Apartment Communities, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 1, 2019

We have served as the Company’s auditor since 2010.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

(In thousands, except per-share par values)	December 31, 2018	December 31, 2017
Assets
Real estate
Land	$519,300	$406,794
Building and improvements	2,738,085	2,043,853
Tenant improvements	128,914	63,425
Furniture, fixtures, and equipment	278,151	210,779
Construction in progress	8,265	10,491
Gross real estate	3,672,715	2,735,342
Less: accumulated depreciation	(272,042)	(172,756)
Net real estate	3,400,673	2,562,586
Real estate loan investments, net of deferred fee income and allowance for loan loss	282,548	255,345
Real estate loan investments to related parties, net	51,663	131,451
Total real estate and real estate loan investments, net	3,734,884	2,949,382

Cash and cash equivalents	38,958	21,043
Restricted cash	48,732	51,969
Notes receivable	14,440	17,318
Note receivable and revolving lines of credit due from related parties	32,867	22,739
Accrued interest receivable on real estate loans	23,340	26,865
Acquired intangible assets, net of amortization of $113,199 and $73,521	135,961	102,743
Deferred loan costs on Revolving Line of Credit, net of amortization of $180 and $1,153	1,916	1,385
Deferred offering costs	6,468	6,544
Tenant lease inducements, net of amortization of $1,833 and $452	20,698	14,425
Receivable from sale of mortgage-backed security	41,181	—
Tenant receivables (net of allowance of $1,662 and $715) and other assets	41,567	37,957
Variable Interest Entity ("VIE") assets from mortgage-backed pool, at fair value	269,946	—

Total assets	$4,410,958	$3,252,370

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and
mark-to-market adjustment of $40,127 and $35,397	$2,299,625	$1,776,652
Revolving line of credit	57,000	41,800
Term note payable, net of deferred loan costs of $0 and $6	—	10,994
Real estate loan participation obligation	5,181	13,986
Unearned purchase option termination fees	2,050	—
Deferred revenue	43,484	27,947
Accounts payable and accrued expenses	38,618	31,253
Accrued interest payable	6,711	5,028
Dividends and partnership distributions payable	19,258	15,680
Acquired below market lease intangibles, net of amortization of $15,254 and $8,095	47,149	38,857
Security deposits and other liabilities	17,611	9,407
VIE liabilities from mortgage-backed pool, at fair value	264,886	—
Total liabilities	2,801,573	1,971,604

Commitments and contingencies (Note 12)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 1,674 and 1,250 shares issued; 1,608 and 1,222
shares outstanding at December 31, 2018 and 2017, respectively	16	12
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 44 and 15 shares issued and outstanding
at December 31, 2018 and 2017, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized;
41,776 and 38,565 shares issued and outstanding at
December 31, 2018 and 2017, respectively	418	386
Additional paid-in capital	1,607,712	1,271,040
Accumulated (deficit) earnings	—	4,449
Total stockholders' equity	1,608,146	1,275,887
Non-controlling interest	1,239	4,879
Total equity	1,609,385	1,280,766

Total liabilities and equity	$4,410,958	$3,252,370
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except per-share figures)	2018	2017	2016
Revenues:
Rental revenues	$280,079	$200,462	$137,331
Other property revenues	51,386	36,641	19,302
Interest income on loans and notes receivable	50,190	35,698	28,841
Interest income from related parties	15,616	21,204	14,645
Total revenues	397,271	294,005	200,119

Operating expenses:
Property operating and maintenance	44,065	29,903	19,982
Property salary and benefits (including reimbursements of
$16,276, $12,329 and $10,399 to related party)	17,766	13,272	10,399
Property management fees (including $8,976,
$6,417 and $4,978 to related parties)	11,681	8,329	5,981
Real estate taxes	42,035	31,281	21,594
General and administrative	8,224	6,490	4,558
Equity compensation to directors and executives	1,703	3,470	2,524
Depreciation and amortization	171,136	116,777	78,140
Acquisition and pursuit costs	—	14	8,547
Asset management and general and administrative
expense fees to related party	27,541	20,226	13,637
Loan loss allowance	2,533	—	—
Insurance, professional fees and other expenses	7,166	6,584	6,173
Total operating expenses	333,850	236,346	171,535

Waived asset management and general and administrative expense fees	(6,656)	(1,729)	(1,586)

Net operating expenses	327,194	234,617	169,949

Operating income before gains on sales of
real estate and trading investment	70,077	59,388	30,170
Gains on sales of real estate and trading investment	69,705	37,635	4,271
Operating income	139,782	97,023	34,441
Interest expense	95,564	67,468	44,284
Change in fair value of net assets of consolidated VIE
from mortgage-backed pool	320	—	—
Loss on extinguishment of debt	—	888	—

Net income (loss)	44,538	28,667	(9,843)

Consolidated net (income) loss attributable to non-controlling interests	(1,071)	(986)	310

Net income (loss) attributable to the Company	43,467	27,681	(9,533)

Dividends declared to preferred stockholders	(86,741)	(63,651)	(41,081)
Earnings attributable to unvested restricted stock	(16)	(15)	(16)

Net loss attributable to common stockholders	$(43,290)	$(35,985)	$(50,630)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(1.08)	$(1.13)	$(2.11)

Weighted average number of shares of Common Stock outstanding,
basic and diluted	40,032	31,926	23,969
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2018, 2017 and 2016

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2018	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766
Issuance of Units	4	—	420,389	—	420,393	—	420,393
Issuance of mShares	—	—	28,951	—	28,951	—	28,951
Redemptions of Series A Preferred Stock	—	17	(9,445)	—	(9,428)	—	(9,428)
Exercises of warrants	—	12	16,042	—	16,054	—	16,054
Syndication and offering costs	—	—	(44,681)	—	(44,681)	—	(44,681)
Equity compensation to executives and directors	—	—	537	—	537	—	537
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	3	2,011	—	2,014	(2,014)	—
Current period amortization of Class B Units	—	—	—	—	—	1,166	1,166
Net income	—	—	—	43,467	43,467	1,071	44,538
Reallocation adjustment to non-controlling interests	—	—	2,822	—	2,822	(2,822)	—
Distributions to non-controlling interests	—	—	—	—	—	(1,041)	(1,041)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(37,975)	(46,867)	(84,842)	—	(84,842)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(850)	(1,049)	(1,899)	—	(1,899)
Dividends to common stockholders ($1.02 per share)	—	—	(41,129)	—	(41,129)	—	(41,129)
Balance at December 31, 2018	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2018, 2017 and 2016

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9	$265	$906,738	$(23,232)	$883,780	$1,481	$885,261
Issuance of Units	3	—	339,313	—	339,316	—	339,316
Redemptions of Series A Preferred Stock	—	7	(4,507)	—	(4,500)	—	(4,500)
Issuance of common stock	—	50	76,755	—	76,805	—	76,805
Exercises of Warrants	—	62	84,390	—	84,452	—	84,452
Syndication and offering costs	—	—	(37,507)	—	(37,507)	—	(37,507)
Equity compensation to executives and directors	—	—	467	—	467	—	467
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	2	1,751	—	1,753	(1,753)	—
Current period amortization of Class B Units	—	—	—	—	—	3,003	3,003
Net income	—	—	—	27,681	27,681	986	28,667
Minority interest in joint venture	—	—	—	—	—	540	540
Reallocation adjustment to non-controlling interests	—	—	(1,465)	—	(1,465)	1,465	—
Distributions to non-controlling interests	—	—	—	—	—	(843)	(843)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(63,176)	—	(63,176)	—	(63,176)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(475)	—	(475)	—	(475)
Dividends to common stockholders ($0.94 per share)	—	—	(31,244)	—	(31,244)	—	(31,244)
Balance at December 31, 2017	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2018, 2017 and 2016
	Series A Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interest	Total Equity

Balance at January 1, 2016	$5	$228	$536,451	$(13,699)	$522,985	$2,469	$525,454
Issuance of Units	4	—	438,109	—	438,113	—	438,113
Redemptions of Series A Preferred Stock	—	2	(3,759)	—	(3,757)	—	(3,757)
Issuance of common stock	—	17	23,349	—	23,366	—	23,366
Exercises of warrants	—	17	18,151	—	18,168	—	18,168
Syndication and offering costs	—	—	(52,621)	—	(52,621)	—	(52,621)
Equity compensation to executives and directors	—	—	491	—	491	—	491
Vesting of restricted stock	—	—	—	—	—	—	—
Conversion of Class A Units to Common Stock	—	1	649	—	650	(650)	—
Current period amortization of Class B Units	—	—	—	—	—	2,060	2,060
Net loss	—	—	—	(9,533)	(9,533)	(310)	(9,843)
Class A Units for property acquisition	—	—	—	—	—	5,073	5,073
Minority interest in joint venture	—	—	—	—	—	450	450
Reallocation adjustment to non-controlling interests	—	—	6,940	—	6,940	(6,940)	—
Distributions to non-controlling interests	—	—	—	—	—	(671)	(671)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(41,081)	—	(41,081)	—	(41,081)
Dividends to common stockholders ($0.8175 per share)	—	—	(19,941)	—	(19,941)	—	(19,941)

Balance at December 31, 2016	$9	$265	$906,738	$(23,232)	$883,780	$1,481	$885,261

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$44,538	$28,667	$(9,843)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	171,136	116,777	78,140
Amortization of above and below market leases	(5,905)	(3,335)	(1,653)
Deferred revenues and fee income amortization	(4,325)	(2,347)	(995)
Purchase option termination fee amortization	(8,660)	—	—
Noncash interest income amortization on MBS, net of amortized costs	(320)	—	—
Amortization of market discount on assumed debt and lease incentives	1,644	631	—
Deferred loan cost amortization	7,108	5,084	3,595
Decrease (increase) in accrued interest income on real estate loan investments	3,524	(4,970)	(7,600)
Equity compensation to executives and directors	1,703	3,470	2,524
Gains on sale of real estate and trading investment	(69,703)	(37,635)	(4,272)
Cash received for purchase option terminations	7,740	—	—
Loss on extinguishment of debt	—	888	—
Mortgage interest received from consolidated VIE	6,049	—	—
Mortgage interest paid to other participants of consolidated VIE	(6,049)	—	—
Increase in loan loss allowance	2,533	—	—
Other	—	189	48
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(7,631)	(12,105)	(4,331)
(Increase) in tenant lease incentives	(7,607)	(14,260)	—
Increase in accounts payable and accrued expenses	2,876	2,382	3,113
Increase in accrued interest, prepaid rents and other liabilities	6,730	2,853	2,935
Net cash provided by operating activities	145,381	86,289	61,661

Investing activities:
Investments in real estate loans	(200,806)	(148,346)	(151,028)
Repayments of real estate loans	250,448	94,410	36,672
Notes receivable issued	(9,946)	(7,864)	(9,887)
Notes receivable repaid	12,759	6,100	12,895
Note receivable issued to and draws on line of credit by related parties	(51,789)	(35,281)	(34,207)
Repayments of line of credit by related parties	41,117	34,229	31,097
Origination fees received on real estate loan investments	4,331	2,634	3,704
Origination fees paid to Manager on real estate loan investments	(2,166)	(1,320)	(1,886)
Purchases of mortgage-backed securities	(45,927)	—	—
Mortgage principal received from consolidated VIE	1,255	—	—
Acquisition of properties	(1,007,048)	(779,643)	(969,443)
Disposition of properties, net	164,838	116,813	9,797
Receipt of insurance proceeds for capital improvements	978	4,719	10
Additions to real estate assets - improvements	(44,383)	(11,594)	(10,264)
Deposits refunded (paid) on acquisitions	4,534	(2,034)	(840)
Net cash used in investing activities	(881,805)	(727,177)	(1,083,380)

Financing activities:
Proceeds from mortgage notes payable	602,375	517,489	622,394
Repayments of mortgage notes payable	(121,797)	(124,040)	(12,386)
Payments for deposits and other mortgage loan costs	(12,299)	(14,772)	(19,130)
Payments for mortgage prepayment costs	—	(817)	—
Proceeds from real estate loan participants	5	224	6,433
Payments to real estate loan participants	(10,425)	(7,883)	—
Proceeds from lines of credit	550,300	275,000	470,136
Payments on lines of credit	(535,100)	(360,700)	(377,136)
Proceeds from Term Loan	—	—	46,000
Repayment of the Term Loan	(11,000)	—	(35,000)
Mortgage principal paid to other participants of consolidated VIE	(1,255)	—	—
Proceeds from sales of Units, net of offering costs	408,644	306,947	394,556
Proceeds from sales of Common Stock	—	74,213	22,957
Proceeds from exercises of Warrants	20,052	80,970	21,503

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

	Years Ended December 31,
	2018	2017	2016
Payments for redemptions of preferred stock	(9,367)	(4,480)	(3,651)
Common Stock dividends paid	(39,865)	(27,409)	(18,515)
Preferred stock dividends paid	(84,427)	(61,966)	(38,941)
Distributions to non-controlling interests	(1,034)	(817)	(530)
Payments for deferred offering costs	(3,705)	(6,314)	(4,685)
Contribution from non-controlling interests	—	540	450

Net cash provided by financing activities	751,102	646,185	1,074,455

Net increase in cash, cash equivalents and restricted cash	14,678	5,297	52,736
Cash, cash equivalents and restricted cash, beginning of year	73,012	67,715	14,979
Cash, cash equivalents and restricted cash, end of year	$87,690	$73,012	$67,715

Supplemental cash flow information:
Cash paid for interest	$86,222	$59,851	$38,950

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$2,317	$2,305	$353
Writeoff of fully depreciated or amortized assets and liabilities	$480	$836	$149
Writeoff of fully amortized deferred loan costs	$4,829	$411	$826
Writeoff of assets due to hurricane damages	$—	$6,879	$—
Lessee-funded tenant improvements, capitalized as landlord assets	$18,202	$28,803	$—
Consolidation of VIEs (VIE asset / liability additions)	$264,886	$—	$—
Sales of Agency MBS investments, settled after year-end	$41,181	$—	$—
Dividends payable - Common Stock	$10,840	$9,576	$5,741
Dividends payable - Series A Preferred Stock	$7,920	$5,971	$4,419
Dividends payable - mShares Preferred Stock	$269	$70	$—
Dividends declared but not yet due and payable	$229	$63	$—
Partnership distributions payable to non-controlling interests	$228	$221	$195
Accrued and payable deferred offering costs	$461	$323	$684
Offering cost reimbursement to related party	$1,890	$1,512	$453
Reclass of offering costs from deferred asset to equity	$4,044	$2,515	$8,749
Proceeds of like-kind exchange funds for dispositions	$—	$31,288	$—
Use of like-kind exchange funds for acquisitions	$—	$31,288	$—
Fair value of OP units issued for property	$—	$—	$5,073
Extinguishment of land loan for property	$—	$—	$6,250
Fair value issuances of equity compensation	$4,972	$4,088	$3,188
Mortgage loans assumed on acquisitions	$47,125	$90,722	$49,034
Noncash repayment of mortgages through refinance	$152,770	$162,945	$—
Real estate loan investment balance applied to purchase of property	$—	$—	$12,500
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2018
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

As of December 31, 2018, the Company had 41,775,855 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 97.9% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 877,454 at December 31, 2018 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs, such as its investment in the Freddie Mac Series 2018-ML04 mortgage loan pool, as discussed in Note 5. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

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
December 31, 2018

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

Impairment Assessment
The Company evaluates its tangible and identifiable intangible real estate assets for impairment when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. When qualitative factors indicate the possibility of impairment, the total undiscounted cash flows of the property, including proceeds from disposition, are compared to the net book value of the property. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value to fair value, calculated as the discounted net cash flows of the property.
Agency Mortgage-Backed Securities

The Company has invested in mortgage-backed securities that represent interests in pools of residential mortgage loans guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency Mortgage-Backed Securities”).

The Company records its investments in Agency Mortgage-Backed Securities at fair value on the accompanying Consolidated Balance Sheet on the trade date. The Company elects to account for Agency Mortgage-Backed Securities as trading securities and in doing so recognizes periodic changes in fair value in earnings on the Company’s Consolidated Statements of Operations. Fair values in periods subsequent to the Company's initial investment are estimated utilizing a third-party pricing service.

The Company records interest income from Agency Mortgage-Backed Securities utilizing the effective interest method. Coupon income, which is a component of interest income, is based upon the outstanding principal amounts of the Agency Mortgage-Backed Securities and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency Mortgage-Backed Securities, taking into account estimates of future principal prepayments in the calculation of the effective yield. The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.

See section entitled "Variable Interest Entities" below.

Deferred Leasing Costs

Costs incurred to obtain tenant leases are amortized using the straight-line method over the term of the related lease agreement. Such costs include lease incentives, leasing commissions and legal costs. If the lease is terminated early, the remaining unamortized deferred leasing cost is written off.

Variable Interest Entities

A variable interest entity, or “VIE” is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through the (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company assesses whether it meets the power and benefits criteria and in performing this analysis, the Company considers both qualitative and quantitative factors, including the Company’s ability to control or significantly influence key decisions of the VIE and the obligation or likelihood for the Company to fund operating losses of the VIE. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE. If the Company determines that it meets both the power and benefits criteria of the VIE, the Company is deemed to be the primary beneficiary of the VIE and the Company consolidates the entire VIE entity in its consolidated financial statements. For those VIEs which arise from the Company's investment in mortgage-backed securities and which the Company consolidates, it elects the fair value option, under which the assets and liabilities of the consolidated VIE are carried at fair value. The periodic changes in fair value are included in the earnings of the Company and are reported on the line entitled Change in fair value of net assets of

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

consolidated VIE from mortgage-backed pool on the Company's Consolidated Statements of Operations. See Note 5 for discussion related to the Company’s investment in a subordinate tranche of a collateralized mortgage-backed pool during the second quarter 2018 and Note 17 for fair value disclosures related to a consolidated VIE related to this investment.

Real Estate Loans

The Company carries its investments in real estate loans at amortized cost with assessments made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result of the loan or its collateral is lower than the carrying amount of the loan, an allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans, net of unamortized deferred loan origination fees and allowances for loan loss. These loan balances are presented in the asset section of the consolidated balance sheets inclusive of loan balances from third party participant lenders, with the participant obligation amount presented within the liabilities section.

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans or notes. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company, any unamortized loan fee revenue from the first loan will be recognized as interest revenue at the date of refinancing. Loan origination fees applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income using the effective interest rate method. The accrual of interest on all these instruments ceases when there is concern as to the ultimate collection of principal or interest. Certain real estate loan assets include limited purchase options and either exit fees or additional amounts of accrued interest. Exit fees or accrued interest due will be treated as additional consideration for the acquired project if the Company purchases the subject property. Additional accrued interest becomes due in cash to the Company on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

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
In connection with the surveillance review process, the Company’s real estate loan investments are assigned an internal risk rating. The internal risk ratings are based on the loan’s current status as compared to underwriting for certain metrics such as total expected construction cost if overruns are noted, construction completion timing if there are delays, current cap rates within the MSA, leasing status, rental rates, net operating income, expected free cash flow, and other factors management deems important related to the ultimate collectability of the loan. The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the ratings. Each loan is given an internal risk rating from “A” to “D”.  Loans rated an “A” meet all present contractual obligations and there are no indicators which would cause concern for the borrower’s ability to meet all present contractual obligations. Loans rated a “B” meet all present contractual obligations, but exhibited at least one indication of a negative variation from the underwriting for the loan and/or project. Loans rated a “C” exhibit some weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. For these loans, management performs analyses to verify the borrower’s ability to meet all present contractual obligations, including obtaining an appraisal of the underlying collateral for the loan. Based on the available collateral to satisfy the Company’s outstanding principal and interest contractually due, we may provide for an allowance, move the loan to non-accrual status for future interest recognition or continue monitoring the loan. For loans rated a “D”, the collection of all contractual principal and interest is improbable and management has determined to account for the loan as a non-accrual loan and, if appropriate under the circumstances record a loan loss allowance.

The Company's real estate loan investments are collateralized by real estate development projects and secured further by guaranties of repayment from one or more of the borrowers. The Company's lines of credit receivable are typically only collateralized by personal guaranties, but occasionally may be cross-collateralized by interests in other real estate projects. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates are considered. Such impairment analyses are completed and reviewed by management, utilizing various data sources, including periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, capitalization and discount rates and site inspections.
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

Deferred Loan Costs

Deferred loan costs are amortized using the effective interest rate method, over the terms of the related indebtedness.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

Deferred Offering Costs

Deferred offering costs represent direct costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. Our ongoing offering of up to a maximum of 1,500,000 Units, consisting of one share of Series A Redeemable Preferred Stock and one warrant, or Warrant, to purchase 20 shares of Common Stock, or Units, generally closes on a bimonthly basis in variable amounts. Such offering is referred to herein as the $1.5 Billion Unit Offering, pursuant to our registration statement on Form S-3 (registration number 333-211924), as may be amended from time to time. Deferred offering costs related to the $1.5 Billion Unit Offering, Shelf Offering and mShares Offering (the latter two as defined in Note 6) are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units or value of shares issued to the maximum number of Units or the value of shares, as applicable, that are expected to be issued.

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
The Company may provide grocery-anchored shopping center and office building tenants an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements. For our office properties, if the improvement is deemed to be a “landlord asset,” and the tenant funded the tenant improvements, the cost is amortized over the term of the underlying lease with a corresponding recognition of rental revenues. In order to qualify as a landlord asset, the specifics of the tenant’s assets are reviewed, including the Company's approval of the tenant’s detailed expenditures, whether such assets may be usable by other future tenants, whether the Company has consent to alter or remove the assets from the premises and generally remain the Company's property at the end of the lease.
Gains on sales of real estate assets
The Company recognizes gains on sales of real estate based on the difference between the consideration received and the carrying amount of the distinct asset, including the carrying amount of any liabilities relieved or assumed by the purchasing counterparty.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

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

Operating expenses related to unit turnover costs, such as carpet cleaning and minor repairs are expensed as incurred.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes 100% of the Company's annual REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at the corporate income tax rate and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material adverse affect on the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to maintain its election for treatment as a REIT.

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
December 31, 2018

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

New Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
Recently Adopted Accounting Guidance
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications.
		January 1, 2018	The adoption of ASU 2014-09 had no material effect upon the Company's consolidated financial statements.
ASU 2016-01"), Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities	ASU 2016-01 eliminated the requirement to disclose the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost.	January 1, 2018	The adoption of ASU 2016-01 had no effect upon the Company's consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 326): Classification of Certain Cash Receipts and Cash Payments
ASU 2016-15 clarifies or establishes guidance for the presentation of various cash transactions on the statement of cash flows. The portion of the guidance applicable to the Company's business activities include the requirement that cash payments for debt prepayment or debt extinguishment costs be presented as cash out flows for financing activities.
		January 1, 2018	The adoption of ASU 2016-15 had no effect upon the Company's consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash	ASU 2016-18 requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows.	January 1, 2018	The adoption of ASU 2016-18 had no material effect upon the Company's consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets. The new standard clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments also clarify that an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations for sales to customers.
		January 1, 2018	The adoption of ASU 2017-05 had no effect upon the Company's consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted
ASU 2016-02, Leases (ASC 842)
ASU 2016-02 requires a lessor to separate lease components from non-lease components, such as maintenance services or other activities that transfer a good or service to our residents and tenants in a contract. In its March 2018 meeting, the FASB approved a practical expedient for lessors to elect, by class of underlying assets, to not separate lease and non-lease components if both (1) the timing and pattern of revenue recognition are the same for the non-lease component(s) and related lease component and (2) the combined single lease component would be classified as an operating lease.
January 1, 2019
The Company believes that adoption of the practical expedient will result in the reimbursement of property taxes and insurance will be combined with the base rent revenue and presented within rental income instead of other income, but will have no material effect on the timing of revenue recognition.

ASU 2016-13, Financial Instruments - Credit Losses (ASC 326)
ASU 2016-13 requires that financial assets measured at amortized cost basis be presented at the net amount expected to be collected, with the establishment of an allowance for credit losses expected overall, based on relevant information from historical events.
		January 1, 2020	The Company has not yet determined whether its adoption of ASU 2016-13 will have a material impact on its financial statements.
ASU 2018-20, Leases (ASC 842), Narrow-Scope Improvements for Lessors	ASU 2018-20 eliminates the requirement to record income and offsetting expense for certain variable costs paid for by lessees on behalf of lessors.	January 1, 2019
The Company will no longer record income and expense for property taxes paid directly to the taxing authority by a lessee upon adoption of the standard. The effect will be a reduction of other property revenues and of property tax expense, with no effect upon net income /loss.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	December 31, 2018	December 31, 2017
Multifamily communities:
Properties (1)	32	30
Units	9,768	9,521
New Market Properties: (2)
Properties	45	39
Gross leasable area (square feet) (3)	4,730,695	4,055,461
Student housing properties:
Properties	7	4
Units	1,679	891
Beds	5,208	2,950
Preferred Office Properties:
Properties	7	4
Rentable square feet	2,578,000	1,352,000

(1) The acquired second phases of CityPark View and Crosstown Walk communities are managed in combination with the initial phases and so together are considered a single property, as are the Lenox Village and Regent at Lenox Village assets within the Lenox Portfolio.

(2) See Note 14, Segment information.
(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and not included in the totals above for New Market Properties.

Multifamily communities sold

On December 11, 2018, the Company closed on the sale of its 192-unit multifamily community in Austin, Texas, or McNeil Ranch, to an unrelated third party for a purchase price of $30.0 million, exclusive of closing costs and resulting in a gain of $13.9 million. McNeil Ranch contributed approximately $0.2 million and $0.1 million of net income to the consolidated operating results of the Company for the years ended December 31, 2018 and 2017, respectively.

On October 23, 2018, the Company closed on the sale of its 364-unit multifamily community in Nashville, Tennessee, or Stoneridge Farms at the Hunt Club, to an unrelated third party for a purchase price of $55.0 million, exclusive of closing costs and resulting in a gain of $16.8 million. Stoneridge Farms at the Hunt Club contributed approximately $0.6 million and $0.4 million of net income to the consolidated operating results of the Company for the years ended December 31, 2018 and 2017, respectively.

On September 28, 2018, the Company closed on the sale of its 216-unit multifamily community in Philadelphia, Pennsylvania, or Stone Rise, to an unrelated third party for a purchase price of approximately $42.5 million, exclusive of closing costs and resulting in a gain of $18.6 million. Stone Rise contributed approximately $0.5 million and $0.8 million of net income to the consolidated operating results of the Company for the years ended December 31, 2018 and 2017, respectively.

On March 20, 2018, the Company closed on the sale of its 328-unit multifamily community in Raleigh, North Carolina, or Lake Cameron, to an unrelated third party for a purchase price of approximately $43.5 million, exclusive of closing costs and resulting in a gain of $20.4 million. Lake Cameron contributed approximately $0.2 million and $0.4 million of net income to the consolidated operating results of the Company for the years ended December 31, 2018 and 2017, respectively.

On May 25, 2017, the Company closed on the sale of its 300-unit multifamily community in Dallas, Texas, or Enclave at Vista Ridge, to an unrelated third party for a purchase price of $44.0 million, exclusive of closing costs and resulting in a gain of $6.9

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

million. Enclave at Vista Ridge contributed approximately $0.1 million of net loss to the consolidated operating results of the Company for the year ended December 31, 2017.

On March 7, 2017, the Company closed on the sale of its 408-unit multifamily community in Atlanta, Georgia, or Ashford Park, to an unrelated third party for a purchase price of $65.5 million, exclusive of closing costs and resulting in a gain of $30.4 million. Ashford Park contributed approximately $0.4 million of net income to the consolidated operating results of the Company for the year ended December 31, 2017.

On January 20, 2017, the Company closed on the sale of its 364-unit multifamily community in Kansas City, Kansas, or Sandstone Creek, to an unrelated third party for a purchase price of $48.1 million, exclusive of closing costs and resulting in a gain of $0.3 million. Sandstone Creek contributed approximately $0.1 million of net loss to the consolidated operating results of the Company for the year ended December 31, 2017.

Each of the gains recorded for these sales transactions were net of disposition expenses and debt defeasance-related costs and prepayment premiums, as described in Note 10.

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

	McNeil Ranch	Stoneridge Farms at the Hunt Club	Stone Rise	Lake Cameron
(in thousands)	December 11, 2018	October 23, 2018	September 28, 2018	March 20, 2018
Real estate assets:
Land	$2,100	$3,026	$6,950	$4,000
Building and improvements	16,300	35,740	18,860	21,519
Furniture, fixtures and equipment	2,096	4,305	3,292	3,687
Accumulated depreciation	(5,252)	(6,601)	(6,722)	(7,220)

Total assets	$15,244	$36,470	$22,380	$21,986

Liabilities:
Mortgage note payable	$13,418	$25,626	$23,520	$19,736
Supplemental mortgage note	—	—	—	—

Total liabilities	$13,418	$25,626	$23,520	$19,736

	Sandstone Creek	Ashford Park	Enclave at Vista Ridge
(in thousands)	January 20, 2017	March 7, 2017	May 25, 2017
Real estate assets:
Land	$2,846	$10,600	$4,705
Building and improvements	41,860	24,075	29,916
Furniture, fixtures and equipment	5,278	4,223	2,874
Accumulated depreciation	(4,809)	(6,816)	(3,556)

Total assets	$45,175	$32,082	$33,939

Liabilities:
Mortgage note payable	$30,840	$25,626	$24,862
Supplemental mortgage note	—	6,374	—

Total liabilities	$30,840	$32,000	$24,862

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

Multifamily communities acquired

During the years ended December 31, 2018 and 2017, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

1/9/2018	The Lux at Sorrel	Jacksonville, Florida	265
2/28/2018	Green Park	Atlanta, Georgia	310
9/27/2018	The Lodge at Hidden River	Tampa, Florida	300
11/9/2018	Vestavia Reserve	Birmingham, Alabama	272
11/15/2018	CityPark View South	Charlotte, North Carolina	200

			1,347

3/3/2017	Broadstone at Citrus Village	Tampa, Florida	296
3/24/2017	Retreat at Greystone	Birmingham, Alabama	312
3/31/2017	Founders Village	Williamsburg, Virginia	247
4/26/2017	Claiborne Crossing	Louisville, Kentucky	242
7/26/2017	Luxe at Lakewood Ranch	Sarasota, Florida	280
9/27/2017	Adara Overland Park	Kansas City, Kansas	260
9/29/2017	Aldridge at Town Village	Atlanta, Georgia	300
9/29/2017	The Reserve at Summit Crossing	Atlanta, Georgia	172
11/21/2017	Overlook at Crosstown Walk	Tampa, Florida	180
12/20/2017	Colony at Centerpoint	Richmond, Virginia	255

			2,544

The aggregate purchase prices of the multifamily acquisitions for the years ended December 31, 2018 and 2017 were approximately $258.6 million and $450.8 million, respectively, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Multifamily Communities acquired during the years ended:
(in thousands, except amortization period data)	December 31, 2018	December 31, 2017

Land	$28,365	$46,120
Buildings and improvements	181,931	316,770
Furniture, fixtures and equipment	44,474	75,169
Lease intangibles	8,257	13,204
Prepaids & other assets	569	1,277
Accrued taxes	(684)	(1,076)
Security deposits, prepaid rents, and other liabilities	(494)	(915)

Net assets acquired	$262,418	$450,549

Cash paid	$87,592	$146,900
Mortgage debt, net	174,826	303,649

Total consideration	$262,418	$450,549

Year ended December 31, 2018:
Revenue	$11,533	$42,586
Net income (loss)	$(8,704)	$(18,352)

Year ended December 31, 2017:
Revenue	$—	$18,795
Net income (loss)	$—	$(13,483)

Capitalized acquisition costs incurred by the Company	$4,412	$5,732
Acquisition costs paid to related party (included above)	$2,615	$2,750
Remaining amortization period of intangible
assets and liabilities (months)	3.8	0.0

Student housing properties acquired

During the years ended December 31, 2018 and 2017, the Company completed the acquisition of the following student housing properties:

Acquisition date	Property	Location	Units	Beds

5/10/2018	The Tradition	College Station, Texas	427	808
5/31/2018	The Retreat at Orlando	Orlando, Florida	221	894
6/27/2018	The Bloc	Lubbock, Texas	140	556

			788	2,258

2/28/2017	Sol	Tempe, Arizona	224	639
10/27/2017	Stadium Village	Atlanta, Georgia	198	792
12/18/2017	Ursa	Waco, Texas	250	840

			672	2,271

The aggregate purchase prices of the student housing acquisitions for the years ended December 31, 2018 and 2017 were approximately $197.0 million and $184.1 million, respectively, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Student housing properties acquired during the years ended:
(in thousands, except amortization period data)	December 31, 2018	December 31, 2017

Land	$23,149	$22,430
Buildings and improvements	146,856	136,205
Furniture, fixtures and equipment	27,211	16,424
Lease intangibles	2,440	10,954
Prepaids & other assets	309	559
Accrued taxes	(942)	(72)
Security deposits, prepaid rents, and other liabilities	(720)	(717)

Net assets acquired	$198,303	$185,783

Cash paid	$92,212	$69,898
Mortgage debt, net	106,091	115,885

Total consideration	$198,303	$185,783

Year ended December 31, 2018:
Revenue	$9,882	$17,230
Net income (loss)	$(7,797)	$(12,474)

Year ended December 31, 2017:
Revenue	$—	$5,953
Net income (loss)	$—	$(5,228)

Capitalized acquisition costs incurred by the Company	$2,555	$1,888
Acquisition costs paid to related party (included above)	$1,970	$1,348

Remaining amortization period of intangible
assets and liabilities (months)	1.5	0.0

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

New Market Properties assets acquired

During the years ended December 31, 2018 and 2017, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

4/27/2018	Greensboro Village	Nashville, Tennessee	70,203
4/27/2018	Governors Towne Square	Atlanta, Georgia	68,658
6/26/2018	Neapolitan Way	Naples, Florida	137,580
6/29/2018	Conway Plaza	Orlando, Florida	117,705
7/6/2018	Brawley Commons	Charlotte, North Carolina	122,028
12/21/2018	Hollymead Town Center	Charlottesville, Virginia	158,807

			674,981

4/21/2017	Castleberry-Southard	Atlanta, Georgia	80,018
6/6/2017	Rockbridge Village	Atlanta, Georgia	102,432
7/26/2017	Irmo Station	Columbia, South Carolina	99,384
8/25/2017	Maynard Crossing	Raleigh, North Carolina	122,781
9/8/2017	Woodmont Village	Atlanta, Georgia	85,639
9/22/2017	West Town Market	Charlotte, North Carolina	67,883
11/30/2017	Roswell Wieuca Shopping Center	Atlanta, Georgia	74,370
12/5/2017	Crossroads Market	Naples, Florida	126,895

			759,402

The aggregate purchase prices of the New Market Properties acquisitions for the years ended December 31, 2018 and 2017 were approximately $158.6 million and $173.4 million, respectively, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisitions during the years ended:
(in thousands, except amortization period data)	December 31, 2018	December 31, 2017

Land	$40,793	$39,771
Buildings and improvements	99,967	124,627
Tenant improvements	5,862	3,324
In-place leases	11,394	11,110
Above market leases	3,279	533
Leasing costs	3,855	3,688
Below market leases	(4,934)	(8,243)
Other assets	247	179
Security deposits, prepaid rents, and other	(1,024)	(860)

Net assets acquired	$159,439	$174,129

Cash paid	$83,906	$49,693
Mortgage debt	75,533	124,436

Total consideration	$159,439	$174,129

Year ended December 31, 2018:
Revenue	$5,670	$16,193
Net income (loss)	$(1,057)	$(1,399)

Year ended December 31, 2017:
Revenue	$—	$4,637
Net income (loss)	$—	$(674)

Capitalized acquisition costs incurred by the Company	$2,320	$2,023
Capitalized acquisition costs paid to related party (included above)	$1,631	$1,411
Remaining amortization period of intangible
assets and liabilities (years)	6.5	8.4

Preferred Office Properties assets acquired

On December 20, 2018, the Company acquired Capitol Towers, a pair of office buildings comprised of approximately 479,000 square feet of office space in Charlotte, North Carolina.

On July 31, 2018, the Company acquired 150 Fayetteville, an office building comprised of approximately 560,000 square feet of office space in Raleigh, North Carolina.

On January 29, 2018, the Company acquired Armour Yards, a collection of four adaptive re-use office buildings comprised of approximately 187,000 square feet of office space in Atlanta, Georgia.

The aggregate purchase price of the Preferred Office Properties acquisitions for the year ended December 31, 2018 was approximately $448.3 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

For the year ended December 31, 2017, the Company acquired Westridge, an office building comprised of 258,000 square feet of office space in San Antonio, Texas.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

The Company allocated the purchase price and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Preferred Office Properties' acquisitions during the years ended December 31,
(in thousands, except amortization period data)	2018	2017

Land	$36,274	$15,778
Buildings and improvements	336,944	55,631
Tenant improvements	32,085	2,864
In-place leases	25,275	10,023
Above-market leases	4,900	—
Leasing costs	19,817	5,712
Below-market leases	(10,626)	(5,328)
Prepaid and other assets	1,588	799
Accrued taxes	(17)	(99)
Security deposits, prepaid rents, and other liabilities	(12,241)	—

Net assets acquired	$433,999	$85,380

Cash paid	$152,949	$30,940
Mortgage debt, net	281,050	54,440

Total consideration	$433,999	$85,380

Year ended December 31, 2018:
Revenue	$12,327	$10,069
Net income (loss)	$(2,337)	$859

Year ended December 31, 2017:
Revenue	$—	$1,294
Net income (loss)	$—	$111

Capitalized acquisition costs incurred by the Company	$6,013	$943
Acquisition costs paid to related party (included above)	$4,483	$843
Remaining amortization period of intangible
assets and liabilities (years)	9.3	8.1

The Company recorded aggregate amortization and depreciation expense of:

	Year ended December 31,
(in thousands)	2018	2017	2016
Depreciation:
Buildings and improvements	$78,691	$55,803	$35,427
Furniture, fixtures, and equipment	47,158	30,215	20,989
	125,849	86,018	56,416
Amortization:
Acquired intangible assets	44,617	30,492	21,416
Deferred leasing costs	519	201	284
Website development costs	151	66	24
Total depreciation and amortization	$171,136	$116,777	$78,140

At December 31, 2018, the Company had recorded acquired gross intangible assets of $249.2 million, and accumulated amortization of $113.2 million, gross intangible liabilities of $62.4 million and accumulated amortization of $15.3 million. Net intangible assets and liabilities as of December 31, 2018 will be amortized over weighted average remaining amortization periods of approximately 7.9 years and 9.2 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

At December 31, 2018, the Company had restricted cash of approximately $14.7 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

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
On May 7, 2018, the Company terminated its existing purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven 46 and Haven Charlotte student housing properties, all of which are partially supported by real estate loan investments held by the Company. In exchange, the Company received net termination fees aggregating approximately $10.7 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $8.7 million of interest revenue related to these transactions for the year ended December 31, 2018.

4. Agency Mortgage-Backed Securities

On December 14, 2018, the Company invested in Agency Mortgage-Backed Securities representing undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans, which are classified as trading securities. The principal balance of the pools with associated premium amounts totaled $41.1 million. On December 20, 2018, the Company sold its entire position and in doing so, recorded a gain on the sale of these trading investments of approximately $61,500. Additionally, for the year ended December 31, 2018, the Company recorded approximately $197,000 in interest income. At December 31, 2018, the Company held a receivable related to this sale transaction of $41.2 million, which was collected upon the unsettlement of the transaction in January, 2019.

5. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Number of loans	19	23
Drawn amount	$336,329	$388,506
Deferred loan origination fees	(2,118)	(1,710)
Loan loss allowance	—	—
Carrying value	$334,211	$386,796

Unfunded loan commitments	$164,913	$67,063
Weighted average current interest, per annum (paid monthly)	8.47%	8.53%
Weighted average accrued interest, per annum	5.34%	4.99%

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

(In thousands)	Principal balance	Deferred loan origination fees	Loan loss allowance	Carrying value
Balances as of December 31, 2017	$388,506	$(1,710)	$—	$386,796
Loan fundings	200,806	—	—	200,806
Loan repayments	(145,533)	—	—	(145,533)
Loans settled with property acquisitions	(102,950)	—	—	(102,950)
Loan origination fees collected	—	(1,979)	—	(1,979)
Amortization of loan origination fees	—	1,571	—	1,571
Reduction of principal due to troubled debt restructuring	(1,967)	—	—	(1,967)
Increase in loan loss allowances	—	—	(2,533)	(2,533)
Application of loan loss allowances due to loan repayment	(2,533)	—	2,533	—
Balances as of December 31, 2018	$336,329	$(2,118)	$—	$334,211

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(Dollars in thousands)
Multifamily communities	13	$264,498	$352,575	79%
Student housing properties	4	56,856	68,231	17%
New Market Properties	1	12,857	12,857	4%
Preferred Office Properties	1	—	67,579	—%
Balances as of December 31, 2018	19	$334,211	$501,242

The Company's Palisades real estate loan investment is subject to a loan participation agreement an with unaffiliated third party, under which the syndicate is to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). At December 31, 2018, the aggregate amount of the Company's liability under the loan participant agreement was approximately $5.2 million.

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

Effective as of July 1, 2018, the Company ceased accruing interest on its real estate loan investment in partial support of the Fusion Apartments multifamily community project located in Irvine, California. This restructuring of the loan terms reduced the overall interest rate on the loan from 16.0% to 8.5%, necessitating the application of troubled debt restructuring accounting guidance. The loan was placed in a non-accrual status, whereby interest is no longer accrued on the loan and any subsequent payments received are recorded as reductions in loan principal. The total principal reduction of the loan totaled approximately $2.0 million. In addition, the Company recorded an approximate $2.5 million allowance for loss on its real estate loan which is reflected on its statements of operations. On November 7, 2018, the principal balance and accrued interest (net of the $4.5 million reduction) was repaid.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

The Company continues to monitor each loan and note receivable for potential deterioration of risk ratings and can make no assurances that economic or industry conditions or other circumstances     will not lead to future loan loss allowances.

Of the principal amount outstanding of the Company's real estate loan investments as of December 31, 2018, approximately $244.6 million were rated with a credit quality indicator of A, $57.9 million were rated with a credit quality indicator of B, $33.8 million were rated with a credit quality indicator of C and $0.0 million was rated with a credit quality indicator of D.

At December 31, 2018, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				December 31, 2018	December 31, 2017
(Dollars in thousands)
360 Residential, LLC	3/20/2013	(1)	$—	$—	$2,000	12%
Preferred Capital Marketing Services, LLC (3)	1/24/2013	12/31/2019	1,500	763	926	10%
Preferred Apartment Advisors, LLC (2,3,4)	8/21/2012	12/31/2019	18,000	9,778	14,488	6%	(7)
Haven Campus Communities, LLC (2,3, 9)	6/11/2014	12/31/2018	11,660	11,620	7,325	8%	(5)
Oxford Capital Partners, LLC (2,6)	10/5/2015	6/30/2019	8,000	4,022	6,628	12%
Newport Development Partners, LLC	6/17/2014	6/30/2019	2,000	—	—	12%
360 Residential, LLC II	12/30/2015	(1)	—	—	3,255	15%
Mulberry Development Group, LLC (2)	3/31/2016	6/30/2019	500	465	479	12%
Mulberry Alexandria Group, LLC	7/31/2017	(1)	—	—	1,921	12%
360 Capital Company, LLC (2)	5/24/2016	12/31/2019	3,400	3,100	3,041	12%
360 Capital Company, LLC (2,8)	7/24/2018	12/31/2020	8,000	6,923	—	8.5%
Haven Campus Communities Charlotte Member, LLC (2,3,11)	8/31/2018	12/22/2019	10,942	10,788	—	15%	(10)
Unamortized loan fees				(152)	(6)

			$64,002	$47,307	$40,057

(1) The amount payable under the note was repaid in 2018.
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

(7) Effective January 1, 2018, the interest rate was lowered from 8.0% per annum to 6.0% per annum.
(8) The amount payable under the note is collateralized by the developer's interest in the Fort Myers multifamily community project and a personal guaranty of repayment by the principals of the borrower.

(9) The amount payable under this note is collateralized by one of the principals of the borrower's 49.49% interest in an unrelated shopping center located in Atlanta, Georgia and a personal guaranty of repayment by the principals of the borrower.

(10) The interest payable consists of 8.5% payable monthly and an additional 6.5% accrued due at maturity.
(11) The amount payable under this note is collateralized by one of the principals of the borrower's 49.51% interest in an unrelated shopping center located in Atlanta, Georgia and a personal guaranty of repayment by one of the principals of the borrower.

Due to events in the fourth quarter of 2018, two lines of credit were in default. The Haven Campus Communities, LLC line of credit matured on December 31, 2018 and the outstanding principal and interest was not repaid in full before December 31, 2018. The Haven Campus Communities Charlotte Member, LLC line of credit was also in default due to non-payment of a mandatory contractual pay-down. Consistent with the Company’s policy, such loans were classified as a “C” as part of the Company’s surveillance review process. In addition to existing personal guarantees from both principal holders of the Haven Campus Communities, LLC line of

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

credit, the Company obtained a pledge of 49.49% interest in an unrelated shopping center located in Atlanta, Georgia as additional collateral. Further, for the Haven Campus Communities Charlotte Member, LLC line of credit, the Company obtained a separate 49.51% interest in the same shopping center, in addition to an existing personal guaranty from one of the principal holders of the note. After an analysis of all collateral, the Company determined that the fair value of the collateral provided the Company sufficient protection to satisfy the obligations and no allowance was required. The Company is pursuing all options in order to protect its interests in the notes. The total exposure for the two notes is approximately $22.6 million. Management will continue to monitor these notes in the process of collecting on the outstanding principal and interest due under each.

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Year ended December 31,
(in thousands)	2018	2017	2016
Real estate loans:
Current interest payments	$31,368	$32,570	$23,633
Additional accrued interest	19,067	18,670	14,860
Origination fee amortization	1,570	1,376	872
Purchase option termination fee amortization	9,820	—	—

Total real estate loan revenue	61,825	52,616	39,365
Interest income on notes and lines of credit	3,784	4,286	4,121

Interest income on loans and notes receivable	$65,609	$56,902	$43,486

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2018 of approximately $336.3 million. The maximum aggregate amount of loans to be funded as of December 31, 2018 was approximately $501.2 million, which includes approximately $164.9 million of loan committed amounts not yet funded.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Bishop Street, Dawsonville Marketplace, 360 Forsyth, Morosgo, Morosgo Capital, Solis Kennesaw, Solis Kennesaw Capital, Solis Kennesaw II, 8West and 8West construction loans, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of December 31, 2018 totaled approximately $84.6 million (with a total commitment amount of approximately $167.8 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of the drawn amount.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

Subordinate mortgage pool investment

On May 23, 2018, the Company purchased a subordinate tranche of Series 2018-ML04, a pool of 20 multifamily mortgages with a total pool size of approximately $276.3 million, from Freddie Mac. The purchase price of the subordinate tranche was approximately $4.7 million and has a weighted average maturity of approximately 16 years, at which time the Company will collect the face value of its tranche of $27.6 million. The yield to maturity of the subordinate tranche is expected to be approximately 11.5% per annum.

The Company has evaluated the structure of the investment under the VIE rules and has determined that, due to the Company's position as directing certificate holder of 2018-ML04, it is in the position most able to influence the financial performance of the trust. As the subordinate tranche holder, the Company also holds the first loss position of 2018-ML04. As such, the Company is deemed to be the primary beneficiary of the VIE and has consolidated the assets, liabilities, revenues, expenses and cash flows of the entire trust in its consolidated financial statements as of and for the periods ended December 31, 2018. The Company's maximum exposure to loss from 2018-ML04 is approximately $5.1 million. The Company has no recourse liability to either the creditors or other beneficial interest holders of 2018-ML04.

6. Redeemable Preferred Stock and Equity Offerings
At December 31, 2018, the Company's active equity offerings consisted of:

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

Certain offering costs are not related to specific closing transactions and are recognized as a reduction of stockholders' equity in the proportion of the number of instruments issued to the maximum number of Units anticipated to be issued. Any offering costs not yet reclassified as reductions of stockholders' equity are are reflected in the asset section of the consolidated balance sheets as deferred offering costs.

As of December 31, 2018, cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)				Deferred Offering Costs
Offering	Total offering		Gross proceeds as of December 31, 2018	Reclassified as reductions of stockholders' equity		Recorded as deferred assets	Total	Specifically identifiable offering costs (2)	Total offering costs
$1.5 Billion Unit Offering	$1,500,000		$684,652	$3,393	55%	$2,802	$6,195	$64,709	$70,904
mShares Offering	500,000		44,226	1,274	35%	2,326	3,600	1,964	5,564
Shelf Offering	300,000	(1)	98,080	683	33%	1,340	2,023	3,001	5,024

Total	$2,300,000		$826,958	$5,350		$6,468	$11,818	$69,674	$81,492

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
December 31, 2018

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

7. Related Party Transactions
On April 16, 2018, John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, passed away. The Company's Haven 12, and Haven Charlotte real estate loan investments and the Haven Campus Communities' lines of credit are supported in part by guaranties of repayment and performance by John A. Williams, Jr., John A. Williams' son. Because the terms of these loans were negotiated and agreed upon while John A. Williams was the Chief Executive Officer of the Company, these instruments will continue to be reported as related party transactions until the loans are repaid. The Company named Daniel M. DuPree as Chairman of the Board of Directors and Chief Executive Officer of the Company. Leonard A. Silverstein was named Vice Chairman of the Board of Directors and continues as the Company's President and Chief Operating Officer.

As of December 31, 2018, Mr. Silverstein is an executive officer and Messrs. DuPree and Silverstein are also directors of NELL Partners, Inc., which controls the Manager. Mr. DuPree is the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

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
December 31, 2018

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Year ended December 31,
Type of Compensation	Basis of Compensation	2018	2017	2016

Acquisition fees	As of July 1, 2017, 1.0% of the gross purchase price of real estate assets	$10,699	$6,131	$—
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	2,166	1,331	1,886
Loan coordination fees	1.6% of any assumed, new or supplemental debt incurred in connection with an acquired property. Effective July 1, 2017, the fee was reduced to 0.6% of any such debt	3,897	5,560	10,560
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	14,698	12,908	8,603
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	8,934	6,382	4,944
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	6,022	5,238	3,483
Construction management fees	Quarterly fee for property renovation and takeover projects	408	332	174
Disposition fees	1% of the sale price of a real estate asset	1,710	—	—
Waived asset management fees / general and administrative fees	Recognized upon disposition of the property when exceeding the 7% IRR hurdle	671	—	—

		$49,205	$37,882	$29,650

The Manager may, in its discretion, waive some or all of the asset management, property management, or general and administrative fees in the current period for properties owned by the Company. The waived fees may become earned by the Manager only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle. A cumulative total of approximately $12.7 million of combined asset management and general and administrative fees related to acquired properties as of December 31, 2018 have been waived by the Manager. A total of $11.2 million remaining waived fees could possibly be earned by the Manager in the future.

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
December 31, 2018

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(in thousands)
Year ended December 31,
2018	2017	2016
$16,276	$12,329	$10,399

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $477,076, $429,094 and $461,294 for the years ended December 31, 2018, 2017 and 2016, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $1,412,522, $1,083,160 and $1,019,353 for the years ended December 31, 2018, 2017 and 2016, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

The Company holds a promissory note in the amount of approximately $763,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $18.0 million to its Manager.

8. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month and beginning in March 2017, on its Series M Preferred Stock, on an escalating scale of $4.79 per month in year one, increasing to $6.25 per month in year eight and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary. The Company declared aggregate quarterly cash dividends on its Common Stock of $1.02 and $0.94 per share for the years ended December 31, 2018 and 2017, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At December 31, 2018, the Company had 877,454 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the years ended December 31,
	2018	2017
(in thousands)
Series A Preferred Stock	$84,841	$63,176
mShares	1,900	475
Common Stock	41,129	31,244
Class A OP Units	1,041	843

Total	$128,911	$95,738

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

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

Equity compensation expense by award type for the Company was:

	Year ended December 31,			Unamortized expense as of December 31,
(in thousands)	2018	2017	2016	2018

Quarterly board member committee fee grants	$—	$—	$84	$—
Class B Unit awards:
Executive officers - 2015	—	—	5	—
Executive officers - 2016	271	312	2,055	2
Executive officers - 2017	344	2,691	—	326
Executive officers - 2018	551	—	—	591
Restricted stock grants:
2015	—	—	107	—
2016	—	136	273	—
2017	120	240	—	—
2018	241	—	—	120
Restricted stock units:
2017	76	91	—	78
2018	100	—	—	205

Total	$1,703	$3,470	$2,524	$1,322

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

Class B OP Units

On January 4, 2016, the Company caused the Operating Partnership to grant 265,931 Class B Units of the Operating Partnership, or Class B OP units, for service to be rendered during 2016, 2017 and 2018. On January 3, 2017, the Company caused the Operating Partnership to grant 286,392 Class B OP Units, for service to be rendered during 2017, 2018 and 2019. On January 2, 2018, the Company caused the Operating Partnership to grant 256,087 Class B OP Units, for service to be rendered during 2018, 2019 and 2020.

On January 2, 2018, John A. Williams, the late Chief Executive Officer of the Company, was granted 53,746 Class B OP Units.  On April 16, 2018, Mr. Williams passed away and his granted Class B OP Units were modified on a pro-rata basis as of the date of his death.  Of the 53,746 Class B OP Units granted to Mr. Williams, 38,284 Class B OP Units with a total fair value of approximately $638,000 were forfeited.  The remaining 15,462 Class B OP Units became vested Class B Units on January 2, 2019, and remained subject to the earning provision of all Class B OP Unit grants in order to convert to Class A OP Units. An additional 156,306 Class B OP Units granted to individuals other than Mr. Williams with an aggregate fair value of $2.6 million were forfeited during the year ended December 31, 2018.

Because of the market condition vesting requirement that determines the transition of the vested Class B OP Units to earned Class B OP Units, a Monte Carlo simulation was utilized to calculate the total fair values, which will be amortized as compensation expense over the periods beginning on the grant dates through the Initial Valuation Dates. On January 3, 2017, all of the 265,931 Class B OP Units granted on January 3, 2016 became earned and 206,534 automatically vested and converted to Class A OP Units. Of the remaining earned Class B OP Units, 29,699 vested and automatically converted to Class A OP Units on January 2, 2018 and the final 29,698 earned Class B OP Units vested and automatically converted to Class A OP Units on January 2, 2019. On January 2, 2018, all of the 286,392 Class B OP Units granted on January 2, 2017 became earned and 227,599 automatically became vested and converted to Class A Units. Of the remaining earned Class B OP Units, 27,131 vested and automatically converted to Class A OP Units on January 2, 2019 and the final 27,122 earned Class B OP Units will vest and automatically convert to Class A OP Units on January 2, 2020, assuming each grantee fulfills the requisite service requirement.

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
December 31, 2018

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

Because RSUs are valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions and Monte Carlo result of $16.66 and $11.92 per RSU were utilized to calculate the total fair values of the RSUs of $345,195 and $320,648 for the 2018 and 2017 grants, respectively. The total fair value amounts pertaining to grants of RSUs, net of forfeitures, are amortized as compensation expense over the three one-year periods ending on the three successive anniversaries of the grant dates. As of December 31, 2018, a total of 6,344 RSUs have been forfeited from the 2017 grant and a total of 2,400 RSUs have been forfeited from the 2018 grant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

10. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

The Company partially financed the real estate properties acquired during the year ended December 31, 2018 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
Lux at Sorrel	1/9/2018	$31,525	Fixed	3.91%	2/1/2030
Armour Yards	1/29/2018	40,000	Fixed	4.10%	2/1/2028
Green Park	2/28/2018	39,750	Fixed	4.09%	3/10/2028
Anderson Central (1)	3/16/2018	12,000	Fixed	4.32%	4/1/2028
The Tradition	5/10/2018	30,000	400 + LIBOR	6.50%	6/6/2021
Greensboro Village	5/22/2018	8,550	Fixed	4.20%	6/1/2028
Governors Towne Square	5/22/2018	11,375	Fixed	4.20%	6/1/2028
Retreat at Orlando (2)	5/31/2018	47,125	Fixed	4.09%	9/1/2025
The Bloc	6/27/2018	28,966	355 + LIBOR	6.05%	7/9/2021
Conway Plaza	6/29/2018	9,783	Fixed	4.29%	7/5/2028
Brawley Commons	7/6/2018	18,525	Fixed	4.36%	8/1/2028
150 Fayetteville	7/31/2018	114,400	Fixed	4.27%	8/10/2028
Lodge at Hidden River	9/27/2018	41,685	Fixed	4.32%	10/1/2028
Vestavia Reserve	11/9/2018	37,726	Fixed	4.40%	12/1/2030
CityPark View South	11/15/2018	24,140	Fixed	4.51%	6/1/2029
Capitol Towers	12/20/2018	126,650	Fixed	4.60%	1/10/2037
Hollymead	12/21/2018	27,300	Fixed	4.64%	1/1/2029

		$649,500

(1) Anderson Central was acquired in 2016 and subsequent financing was obtained in March 2018.
(2) The mortgage for the Retreat at Orlando was assumed at acquisition.

Repayments and Refinancings

The sale of Stoneridge Farms at the Hunt Club on October 23, 2018 resulted in $233,000 of debt defeasance related costs, which were netted against the gain on the sale of the property.

The sale of McNeil Ranch on December 11, 2018 resulted in $147,000 of debt defeasance related costs, which were netted against the gain on the sale of the property.

The sale of Stone Rise on September 28, 2018 resulted in $71,500 of debt defeasance related costs, which were netted against the gain on the sale of the property.

The sale of Lake Cameron on March 20, 2018 resulted in $402,000 of debt defeasance related costs, which were netted against the gain on the sale of the property.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

The sale of Sandstone Creek on January 20, 2017, resulted in $1.4 million of debt defeasance related costs. The sale of Ashford Park on March 7, 2017, resulted in $1.1 million of debt defeasance related costs plus a prepayment premium of approximately $0.4 million, which were netted against the gain on the sale of the property.

On March 29, 2018, the Company refinanced the mortgage on its Sol student housing property. A short-term bridge loan was used to replace the mortgage being held on the Acquisition Facility. The mortgage principal balance of approximately $37.5 million remained the same under the new financing arrangement, and the existing variable interest rate increased 10 basis points, to 210 basis points over LIBOR. As a result of the refinance, the Company incurred expenses of approximately $41,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

On October 31, 2018, the Company refinanced the mortgage on its Sol student housing property out of the short-term bridge loan.  The mortgage principal balance was reduced from approximately $37.5 million to approximately $36.2 million, and the existing variable interest rate of 210 basis points over LIBOR was converted to a fixed rate of 4.71%. As a result of the refinance, the Company incurred expenses of approximately $97,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

The following table summarizes our mortgage notes payable at December 31, 2018:

(dollars in thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily communities	$1,031,601	3.90%	9.6
New Market Properties	426,724	3.94%	7.2
Preferred Office Properties	486,734	4.32%	15.1
Student housing properties	161,421	4.13%	6.6

Total fixed rate mortgage debt	2,106,480	4.02%	10.2

Variable rate mortgage debt:
Multifamily communities	81,279	4.39%	4.9
New Market Properties	61,627	4.97%	2.6
Preferred Office Properties	—	—	0.0
Student housing properties	90,366	6.01%	2.0

Total variable rate mortgage debt	233,272	5.17%	3.2

Total mortgage debt:
Multifamily communities	1,112,880	3.93%	9.3
New Market Properties	488,351	4.07%	6.6
Preferred Office Properties	486,734	4.32%	15.1
Student housing properties	251,787	4.81%	4.9

Total principal amount	2,339,752	4.14%	9.5
Deferred loan costs	(35,242)
Mark to market loan adjustment	(4,885)
Mortgage notes payable, net	$2,299,625
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
December 31, 2018

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

The mortgage note secured by our Royal Lakes Marketplace property has a maximum commitment of approximately $11.1 million. As of December 31, 2018, the Company has an outstanding principal balance of $9.5 million on this loan. Additional advances of the mortgage commitment will be drawn as the Company achieves incremental leasing benchmarks specified under the loan agreement. This mortgage has a variable interest of 1 Month LIBOR plus 250 basis points, which was 4.85% as of December 31, 2018.

The mortgage note secured by our Champions Village property has a maximum commitment of approximately $34.2 million. As of December 31, 2018, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment may be drawn as the Company achieves leasing activity, if elected by the Company. Additional advances are available through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 5.35% as of December 31, 2018.

As of December 31, 2018, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.7 years. Our mortgage notes have maturity dates between May 1, 2019 and June 1, 2054.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.23% for the year ended December 31, 2018. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrued interest at a rate of LIBOR plus 2.5% per annum until it was repaid and extinguished during the first quarter of 2018.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

As of December 31, 2018, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.5 billion	(2)	$1.6 billion
Debt yield	Minimum 8.25%		9.66%
Payout ratio	Maximum 95%	(3)	87.2%
Total leverage ratio	Maximum 65%		59.4%
Debt service coverage ratio	Minimum 1.50x		1.94x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum of $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $822.2 million as of December 31, 2018.
(3) Calculated on a trailing four-quarter basis. For the year ended December 31, 2018, the maximum dividends and distributions allowed under this covenant was approximately $140.4 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At December 31, 2018, unamortized loan fees and closing costs for the Credit Facility were approximately $1.7 million, which will be amortized over a remaining loan life of approximately 3.0 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At December 31, 2018, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.2 million, which will be amortized over a remaining loan life of approximately 3.3 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Year ended December 31,
(in thousands)	2018	2017	2016

Multifamily communities	$45,662	$35,402	$28,136
New Market Properties	19,188	14,895	8,870
Preferred Office Properties	12,789	7,006	474
Student housing properties	11,217	3,085	894
Interest paid to real estate loan participants	2,430	2,295	2,009

Total	91,286	62,683	40,383

Credit Facility and Acquisition Facility	4,278	4,785	3,901
Interest Expense	$95,564	$67,468	$44,284

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of December 31, 2018 were:

Period	Future principal payments (in thousands)
2019	$180,943	(1)
2020	79,556
2021	199,025
2022	215,173
2023	191,286
thereafter	1,530,769

Total	$2,396,752

(1) Includes the principal amount of $57.0 million due on the Company's Revolving Line of Credit.
11. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of December 31, 2018 and December 31, 2017.

The income tax characterization of the Company's dividend distributions were as follows:

	2018	2017	2016
Preferred Stock:
Ordinary income	51.4%	64.0%	88.1%
Return of capital	—%	27.5%	10.5%
Capital gains	48.6%	8.5%	1.4%

Common Stock:
Ordinary income	27.0%	—%	—%
Return of capital	47.4%	100.0%	100.0%
Capital gains	25.6%	—%	—%

12. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's eleven-year office lease, which began on October 9, 2014. As of December 31, 2018, the amount guarantied by the Company was $5.6 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of December 31, 2018, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $12.7 million of asset management and general and administrative fees related to acquired properties as of December 31, 2018 have been waived by the Manager.  The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of December 31, 2018, a total of $11.2 million remaining waived fees could possibly be earned by the Manager in the future.

At December 31, 2018, the Company had unfunded balances on its real estate loan portfolio of approximately $164.9 million.

At December 31, 2018, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $7.3 million.

13. Operating Leases

The Company’s grocery-anchored shopping centers and office properties are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining non-cancelable terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of December 31, 2018, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised (excludes rental income due from tenants of multifamily communities, which are of lease terms of twelve months or less):

For the year ending December 31:	Future Minimum Rents
(in thousands)	New Market Properties	Preferred Office Properties	Total

2019	$58,143	56,564	114,707
2020	51,949	61,704	113,653
2021	43,152	58,805	101,957
2022	35,218	58,108	93,326
2023	29,562	57,343	86,905
Thereafter	79,747	298,469	378,216
Total	$297,771	$590,993	$888,764

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt and Mid-Atlantic region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 50.5% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of December 31, 2018 the Company’s approximately 2.6 million square foot office portfolio was 93% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring.
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
December 31, 2018

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

(in thousands)	December 31, 2018	December 31, 2017

Assets:
Multifamily communities	$1,503,648	$1,410,187
Student housing properties	411,102	227,198
Financing	393,299	439,824
New Market Properties	883,594	742,492
Preferred Office Properties	884,649	413,666
Other (including $269,946 and $0 of consolidated assets of VIE)	334,666	19,003
Consolidated assets	$4,410,958	$3,252,370

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016

Capitalized expenditures:
Multifamily communities	$16,497	$10,972	$7,748
Student housing properties	3,382	799	653
New Market Properties	6,901	3,494	1,640
Total	$26,780	$15,265	$10,041

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

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

Total revenues by reportable segment of the Company were:

	Year ended December 31,
(in thousands)	2018	2017	2016
Revenues

Rental revenues:
Multifamily communities	$147,073	$118,984	$105,546
Student housing properties	31,334	11,204	3,323
New Market Properties	56,654	43,168	26,313
Preferred Office Properties (1)	45,018	27,106	2,149
Total rental revenues	280,079	200,462	137,331

Other revenues:
Multifamily communities	15,970	13,078	11,617
Student housing properties	1,695	647	66
New Market Properties	20,589	15,482	9,178
Preferred Office Properties	15,144	9,192	209
Total other revenues	53,398	38,399	21,070

Financing revenues	63,794	55,144	41,718
Consolidated revenues	$397,271	$294,005	$200,119

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of December 31, 2018, the Company has deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $43.5 million which is included in the deferred revenues line on the consolidated balance sheets at December 31, 2018. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $2.7 million and $0.9 million for the years ended December 31, 2018 and 2017.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

	Year ended December 31,
(in thousands)	2018	2017	2016
Segment net operating income (Segment NOI)

Multifamily communities	$93,084	$73,439	$64,767
Student housing properties	16,151	6,100	1,752
Financing	63,795	55,144	41,718
New Market Properties	55,013	42,041	26,298
Preferred Office Properties	41,800	25,987	1,676

Consolidated segment net operating income	269,843	202,711	136,211

Interest expense:
Multifamily communities	45,661	35,402	28,137
Student housing properties	11,217	3,085	894
New Market Properties	19,188	14,895	8,870
Preferred Office Properties	12,789	7,006	474
Financing	6,709	7,080	5,909
Depreciation and amortization:
Multifamily communities	80,927	64,869	55,766
Student housing properties	25,179	8,348	1,899
New Market Properties	39,269	30,088	19,246
Preferred Office Properties	25,761	13,472	1,229
Professional fees	2,480	2,568	3,134
Management fees, net of forfeitures	20,885	18,497	12,051
Loan loss allowance	2,533	—	—
Acquisition costs	—	14	8,547
Equity compensation to directors and executives	1,703	3,470	2,524
Gain on sale of real estate	(69,705)	(37,635)	(4,271)
Gain on noncash net assets of consolidated VIEs	(320)	—	—
Loss on extinguishment of debt	—	888	—
Other	1,029	1,997	1,645

Net income (loss)	$44,538	$28,667	(9,843)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

15. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Year ended December 31,
(in thousands, except per-share figures)	2018	2017	2016
Numerator:
Net income (loss)	$44,538	$28,667	$(9,843)

Consolidated net (income) loss attributable to non-controlling interests	(1,071)	(986)	310

Net income (loss) attributable to the Company	43,467	27,681	(9,533)

Dividends declared to preferred stockholders	(86,741)	(63,651)	(41,081)
Earnings attributable to unvested restricted stock	(16)	(15)	(16)

Net loss attributable to common stockholders	$(43,290)	$(35,985)	$(50,630)
Denominator:
Weighted average number of shares of Common Stock - basic	40,032	31,926	23,969
Effect of dilutive securities: (D)	—	—	—

Weighted average number of shares of Common Stock,
basic and diluted	40,032	31,926	23,969

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(1.08)	$(1.13)	$(2.11)

(A) The Company's outstanding Class A Units of the Operating Partnership (877 and 885 and 886 Units at December 31, 2018, 2017 and 2016, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,608 and 1,222 and 914 outstanding shares of Series A Preferred Stock at December 31, 2018, 2017 and 2016 respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 44 and 15 mShares outstanding at December 31, 2018 and 2017, respectively.

(C) The Company's outstanding unvested restricted share awards (12 and 12 and 15 shares of Common Stock at December 31, 2018, 2017 and 2016, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 23,205 shares of Common Stock; (ii) 150 Class B Units; (iii) 12 shares of unvested restricted common stock; and (iv) 31 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

16. Selected Quarterly Financial Data (unaudited)

Quarterly financial information was as follows:

(in thousands, except per-share data)	Three months ended:
	3/31/2018	6/30/2018	9/30/2018	12/31/2018

Revenues	$90,370	$96,389	$104,232	$106,280
Operating income	$14,877	$17,013	$15,275	$22,912
Net (loss) income	$14,263	$(5,278)	$8,354	$27,199
Net (loss) income attributable to common stockholders	$(5,636)	$(26,068)	$(14,227)	$2,641

Net (loss) income per share of Common Stock
available to Common stockholders:
Basic	$(0.14)	$0.66	$0.35	$0.06
Diluted	$(0.14)	$0.66	$0.35	$0.06
Weighted average shares outstanding:
Basic	39,098	39,383	40,300	41,320
Diluted	39,098	39,383	40,300	42,046

(in thousands, except per-share data)	Three months ended:
	3/31/2017	6/30/2017	9/30/2017	12/31/2017

Revenues	$66,561	$70,891	$74,900	$81,652
Operating income	$14,346	$13,676	$16,721	$14,641
Net income (loss)	$30,061	$3,304	$43	$(4,742)
Net income (loss) attributable to common stockholders	$14,675	$(12,033)	$(16,384)	$(22,243)

Net income (loss) per share of Common Stock
available to Common stockholders:
Basic	$0.54	$(0.40)	$(0.49)	$(0.60)
Diluted	$0.54	$(0.40)	$(0.49)	$(0.60)
Weighted average shares outstanding:
Basic	26,936	29,894	33,540	37,205
Diluted	26,936	29,894	33,540	37,205

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

	As of December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$334,211	$366,328	$—	$—	$366,328
Notes receivable and line of credit receivable	47,307	47,307	—	—	47,307
	$381,518	$413,635	$—	$—	$413,635
Financial Liabilities:
Mortgage notes payable	$2,339,752	$2,313,405	$—	$—	$2,313,405
Revolving credit facility	57,000	57,000	—	—	57,000
Loan participation obligations	5,181	5,181	—	—	5,181
	$2,401,933	$2,375,586	$—	$—	$2,375,586

	As of December 31, 2017
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$386,796	$432,982	$—	$—	$432,982
Notes receivable and line of credit receivable	40,057	40,057	—	—	40,057
	$426,853	$473,039	$—	$—	$473,039
Financial Liabilities:
Mortgage notes payable	$1,806,901	1,806,024	$—	$—	$1,806,024
Revolving credit facility	41,800	41,800	—	—	41,800
Term loan	11,000	11,000	—	—	11,000
Loan participation obligations	13,986	14,308	—	—	14,308
	$1,873,687	$1,873,132	$—	$—	$1,873,132

(1) The carrying value of real estate assets includes the Company's balance of the Palisades real estate loan investment, which includes the amounts funded by unrelated participants. The loan participation obligations are the amounts due to the participants under these arrangements. Accrued interest included in the carrying values of the Company's loan participation obligations was approximately $0.9 million and $1.5 million at December 31, 2018 and December 31, 2017, respectively.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at December 31, 2018, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

The fair values of the fixed rate mortgages on the Company’s properties were developed using market quotes of the fixed rate yield index and spread for 4, 5, 6, 7, 10, 15, 25 and 35 year notes as of the reporting date. The present values of the cash flows were calculated using the original interest rate in place on the fixed rate mortgages and again at the current market rate. The difference between the two results was applied as a fair market adjustment to the carrying value of the mortgages.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

The following table presents activity of the ML-04 VIE as of and for the year ended December 31, 2018:

	Assets	Liabilities
(in thousands)	Multifamily mortgage loans held in VIEs at fair value	VIE liabilities, at fair value	Net
Balance as of December 31, 2017	$—	$—	$—
Initial consolidation of ML-04 trust:	267,705	262,965	4,740
Gains (losses) included in net income due to change in fair value of net assets of VIE:	3,496	3,176	320
Repayments of underlying mortgage principal amounts and repayments to Class A holders	(1,255)	(1,255)	—
Balance as of December 31, 2018	$269,946	$264,886	$5,060

The following table presents the level 3 input used to calculate the fair value of the consolidated assets and liabilities of the ML-04 VIE:

	Fair value	Valuation methodology	Unobservable input
Assets:
Multifamily mortgage loans held in VIEs at fair value	$269,946	Discounted cash flow	Discount rate	4.7%
Liabilities:
VIE liabilities, at fair value	$264,886	Discounted cash flow	Discount rate	4.7%

The following table presents the estimated fair values of the consolidated assets and liabilities from the ML-04 VIE, for which the Company has elected the fair value option.

	As of December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pool	$269,946	$269,946	$—	$—	$269,946
Financial Liabilities:
VIE liabilities from mortgage-backed pool	$264,886	$264,886	$—	$—	$264,886

Disclosure guidance under GAAP requires the Company to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the ML-04 trust is more observable. The VIE assets within the ML-04 Trust consist of mortgage loans which finance 20 multifamily communities. The fair value of the VIE assets within the level 3 hierarchy are comprised of the fair value of the mortgages as estimated by the Company, which were developed utilizing a discounted cash flow model over the remaining terms of the mortgages until their maturity dates and utilizing discount rates believed to approximate the market risk factor for instruments of similar type and duration. The fair values of the notes are categorized within the level 3 hierarchy of fair value estimation as the discount rate primary input assumption is unobservable.

18. Subsequent Events

Between January 1, 2019 and February 15, 2019, the Company issued 60,775 Units under its $1.5 Billion Unit Offering and collected net proceeds of approximately $54.7 million after commissions and fees and issued 6,155 shares of Series M Preferred Stock under the mShares offering and collected net proceeds of approximately $6.0 million after commissions and fees.

On January 17, 2019, we acquired Gayton Crossing, a grocery-anchored shopping center consisting of 158,316 square feet of gross leasable area in Richmond, Virginia.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
December 31, 2018

On February 21, 2019, our board of directors declared a quarterly dividend on our Common Stock of $0.26 per share, payable on April 15, 2019 to stockholders of record on March 15, 2019.

Item 16.	Form 10-K Summary

None.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2018

(Dollars in thousands)				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years

Summit Crossing	Atlanta, GA	Apartments	$38,349	$3,450	$27,705	$1,722	$3,450	$29,426	$32,876	$(9,183)	2007	4/21/2011	5 - 40
Summit Crossing II	Atlanta, GA	Apartments	13,357	3,220	15,852	359	3,220	16,211	19,431	(3,907)	2013	12/31/2013	5 - 40
Vineyards	Houston, TX	Apartments	34,039	5,456	46,201	1,248	5,456	47,449	52,905	(7,878)	2003	9/26/2014	5 - 35
Avenues at Cypress	Houston, TX	Apartments	21,198	3,242	30,093	410	3,242	30,503	33,745	(6,230)	2014	2/13/2015	5 - 40
Avenues at Northpointe	Houston, TX	Apartments	26,899	3,921	37,203	617	3,921	37,820	41,741	(7,459)	2013	2/13/2015	5 - 40
Venue at Lakewood Ranch	Sarasota, FL	Apartments	28,723	3,791	42,950	453	3,791	43,402	47,193	(6,903)	2015	5/21/2015	5 - 40
Aster at Lely Resort	Naples, FL	Apartments	31,796	7,675	43,794	568	7,675	44,363	52,038	(7,314)	2015	6/24/2015	5 - 40
CityPark View	Charlotte, NC	Apartments	20,571	3,559	28,360	218	3,559	28,577	32,136	(5,267)	2014	6/30/2015	5 - 40
Avenues at Creekside	San Antonio, TX	Apartments	39,697	5,984	48,989	1,025	5,984	50,014	55,998	(8,155)	2013	7/31/2015	5 - 40
Citi Lakes	Orlando, FL	Apartments	41,582	5,558	56,828	781	5,558	57,608	63,166	(8,526)	2014	9/3/2015	5 - 40
Stone Creek	Houston, TX	Apartments	20,139	2,211	22,916	176	2,211	23,092	25,303	(2,641)	2009	11/12/2015	5 - 40
Regent at Lenox	Nashville, TN	Mixed use	—	301	3,493	28	301	3,521	3,822	(478)	2009	12/21/2015	5 - 40
Retreat at Lenox	Nashville, TN	Apartments	17,465	2,965	24,211	238	2,965	24,449	27,414	(3,371)	2015	12/21/2015	5 - 40
Lenox Village Town Center	Nashville, TN	Mixed use	29,274	4,612	39,911	1,251	4,612	41,162	45,774	(5,654)	2009	12/21/2015	5 - 40
Village at Baldwin Park	Orlando, FL	Apartments	71,453	17,403	90,464	5,261	17,403	95,726	113,129	(10,649)	2008	1/5/2016	5 - 37
Crosstown Walk	Tampa, FL	Apartments	30,878	5,178	39,332	388	5,178	39,721	44,899	(5,579)	2014	1/15/2016	5 - 49
Overton Rise	Atlanta, GA	Apartments	39,220	8,511	50,996	357	8,511	51,353	59,864	(5,543)	2015	2/1/2016	5 - 49
525 Avalon Park	Orlando, FL	Apartments	65,740	7,410	82,349	2,673	7,410	85,022	92,432	(9,947)	2008	5/31/2016	5 - 45
City Vista	Pittsburgh, PA	Apartments	34,387	4,082	41,486	300	4,082	41,786	45,868	(5,031)	2014	7/1/2016	5 - 49
Sorrel	Jacksonville, FL	Apartments	32,137	4,412	42,217	701	4,412	42,918	47,330	(4,927)	2015	8/24/2016	5 - 48
Citrus Village	Tampa, FL	Apartments	29,393	4,809	40,481	896	4,809	41,377	46,186	(3,771)	2011	03/03/17	5 - 44

(Dollars in thousands)				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Retreat at Greystone	Birmingham, AL	Apartments	34,644	4,077	44,462	617	4,077	45,078	49,155	(4,877)	2015	03/24/17	5 - 49
Founder's Village	Williamsburg, VA	Apartments	30,748	5,315	38,761	563	5,315	39,324	44,639	(3,360)	2014	03/31/17	5 - 47
Claiborne Crossing	Louisville, KY	Apartments	26,381	2,147	37,579	957	2,147	38,536	40,683	(6,053)	2014	04/26/17	5 - 47
Luxe at Lakewood Ranch	Sarasota, FL	Apartments	38,378	4,852	51,033	351	4,852	51,384	56,236	(3,520)	2016	07/26/17	5 - 48
Adara Overland Park	Kansas City, KS	Apartments	31,203	2,854	42,030	263	2,854	42,293	45,147	(3,886)	2016	09/27/17	5 - 49
Reserve at Summit Crossing	Atlanta, GA	Apartments	19,654	4,375	25,939	147	4,375	26,086	30,461	(1,913)	2016	09/29/17	5 - 48
Aldridge at Town Village	Atlanta, GA	Apartments	37,221	7,122	45,418	215	7,122	45,633	52,755	(3,870)	2016	09/29/17	5 - 49
Overlook at Crosstown Walk	Tampa, FL	Apartments	21,848	3,309	28,014	89	3,309	28,103	31,412	(1,753)	2016	11/21/17	5 - 48
Colony at Centerpointe	Richmond, VA	Apartments	32,770	7,259	38,199	790	7,259	38,988	46,247	(2,333)	2016	12/20/17	5 - 48
Lux at Sorrel	Jacksonville, FL	Apartments	31,057	5,332	42,531	347	5,332	42,878	48,210	(2,232)	2017	1/9/2018	5 - 49
Green Park	Atlanta, GA	Apartments	39,236	7,478	49,211	235	7,478	49,446	56,924	(3,100)	2017	2/28/2018	5 - 48
Lodge at Hidden River	Tampa, FL	Apartments	41,576	5,600	52,930	14	5,600	52,944	58,544	(764)	2017	9/27/2018	5 - 48
Vestavia Reserve	Birmingham, AL	Apartments	37,726	4,140	54,206	51	4,140	54,257	58,397	(359)	2016	11/9/2018	5 - 48
CityPark View South	Charlotte, NC	Apartments	24,140	5,816	27,528	14	5,816	27,543	33,359	(208)	2017	11/15/2018	5 - 49

			$1,112,879	$177,426	$1,433,672	$24,323	$177,426	$1,457,993	$1,635,419	$(166,641)

Woodstock Crossing	Atlanta, GA	Neighborhood Retail Center	$2,935	$1,751	$3,800	$610	$1,751	$4,410	6,161	$(936)	1994	2/12/2014	5 - 30
Spring Hill Plaza	Nashville, TN	Neighborhood Retail Center	9,261	4,376	8,104	55	4,376	8,159	12,535	(1,961)	2005	9/5/2014	5 - 40

(Dollars in thousands)				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Parkway Town Centre	Nashville, TN	Neighborhood Retail Center	6,735	3,054	6,694	545	3,054	7,239	10,293	(1,188)	2005	9/5/2014	5 - 40
Barclay Crossing	Tampa, FL	Neighborhood Retail Center	6,229	2,856	7,572	244	2,856	7,816	10,672	(1,284)	1998	9/30/2014	5 - 30
Deltona Landings	Orlando, FL	Neighborhood Retail Center	6,622	2,256	8,344	156	2,256	8,500	10,756	(1,399)	1999	9/30/2014	5 - 30
Kingwood Glen	Houston, TX	Neighborhood Retail Center	11,079	5,021	12,930	444	5,021	13,374	18,395	(2,246)	1998	9/30/2014	5 - 30
Parkway Centre	Columbus, GA	Neighborhood Retail Center	4,338	2,071	4,516	318	2,071	4,834	6,905	(837)	1999	9/30/2014	5 - 30
Powder Springs	Atlanta, GA	Neighborhood Retail Center	6,987	1,832	8,246	187	1,832	8,433	10,265	(1,462)	1999	9/30/2014	5 - 30
Sweetgrass Corner	Charleston, SC	Neighborhood Retail Center	7,555	3,076	12,670	135	3,076	12,805	15,881	(2,147)	1999	9/30/2014	5 - 30
The Market at Salem Cove	Nashville, TN	Neighborhood Retail Center	9,253	2,427	10,272	65	2,427	10,337	12,764	(1,435)	2010	10/6/2014	5 - 40
Independence Square	Dallas, TX	Neighborhood Retail Center	11,716	4,115	13,690	1,481	4,115	15,171	19,286	(2,299)	1977	7/1/2015	5 - 30
Royal Lakes Marketplace	Atlanta, GA	Neighborhood Retail Center	9,544	4,874	10,439	252	4,924	10,641	15,565	(1,517)	2008	9/4/2015	5 - 30
Summit Point	Atlanta, GA	Neighborhood Retail Center	11,858	7,064	11,430	189	7,064	11,619	18,683	(1,674)	2004	10/30/2015	5 - 30
The Overlook at Hamilton Place	Chattanooga, TN	Neighborhood Retail Center	19,913	6,787	25,244	478	6,787	25,722	32,509	(3,324)	1992	12/22/2015	5 - 30
Wade Green Village	Atlanta, GA	Neighborhood Retail Center	7,815	1,840	8,410	411	1,840	8,821	10,661	(1,227)	1993	2/29/2016	5 - 35
Anderson Central	Greenville Spartanburg, SC	Neighborhood Retail Center	11,817	5,059	13,278	317	5,059	13,595	18,654	(1,993)	1999	4/29/2016	5 - 30
East Gate Shopping Center	Augusta, GA	Neighborhood Retail Center	5,431	1,653	7,391	56	1,653	7,447	9,100	(862)	1995	4/29/2016	5 - 30
Fairview Market	Greenville Spartanburg, SC	Neighborhood Retail Center	—	1,353	5,179	618	1,353	5,797	7,150	(654)	1998	4/29/2016	5 - 30

(Dollars in thousands)				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Fury's Ferry	Augusta, GA	Neighborhood Retail Center	6,273	2,084	8,107	158	2,084	8,265	10,349	(870)	1996	4/29/2016	5 - 35
Rosewood Shopping Center	Columbia, SC	Neighborhood Retail Center	4,214	1,671	5,347	97	1,671	5,444	7,115	(495)	2002	4/29/2016	5 - 40
Southgate Village	Birmingham, AL	Neighborhood Retail Center	7,491	2,262	10,290	172	2,262	10,462	12,724	(1,072)	1988	4/29/2016	5 - 35
The Market at Victory Village	Nashville, TN	Neighborhood Retail Center	9,066	2,271	12,275	74	2,271	12,349	14,620	(1,203)	2007	5/16/2016	5 - 40
Lakeland Plaza	Atlanta, GA	Neighborhood Retail Center	28,256	7,079	33,087	196	7,079	33,283	40,362	(3,404)	1990	7/15/2016	5 - 35
Cherokee Plaza	Atlanta, GA	Neighborhood Retail Center	24,683	8,392	32,249	319	8,392	32,568	40,960	(2,372)	1958	8/8/2016	5 - 35
Heritage Station	Raleigh, NC	Neighborhood Retail Center	8,845	1,684	9,883	1,593	1,684	11,476	13,160	(894)	2004	8/8/2016	5 - 40
Oak Park Village	San Antonio, TX	Neighborhood Retail Center	9,128	5,745	10,779	139	5,745	10,918	16,663	(1,025)	1970	8/8/2016	5 - 40
Sandy Plains Exchange	Atlanta, GA	Neighborhood Retail Center	8,940	4,788	9,309	173	4,788	9,482	14,270	(989)	1997	8/8/2016	5 - 32
Shoppes of Parkland	Miami, FL	Neighborhood Retail Center	15,978	10,779	16,543	211	10,779	16,754	27,533	(2,026)	2000	8/8/2016	5 - 35
Thompson Bridge Commons	Atlanta, GA	Neighborhood Retail Center	11,951	1,478	16,047	—	1,478	16,047	17,525	(1,227)	2001	8/8/2016	5 - 40
University Palms	Orlando, FL	Neighborhood Retail Center	12,798	4,854	16,706	525	4,854	17,231	22,085	(1,468)	1993	8/8/2016	5 - 37
Champions Village	Houston, TX	Neighborhood Retail Center	27,400	12,813	33,399	1,634	12,813	35,033	47,846	(3,977)	1973	10/18/2016	5 - 40
Castleberry - Southard	Atlanta, GA	Neighborhood Retail Center	11,175	3,024	14,142	134	3,024	14,276	17,300	(893)	2006	4/21/2017	5 - 39
Rockbridge Village	Atlanta, GA	Neighborhood Retail Center	13,875	3,141	15,944	389	3,141	16,333	19,474	(778)	2005	6/6/2017	5 - 40
Irmo Station	Columbia, SC	Neighborhood Retail Center	10,307	3,602	11,859	65	3,602	11,924	15,526	(793)	1980	7/26/2017	5 - 33

(Dollars in thousands)				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Maynard Crossing	Raleigh, NC	Neighborhood Retail Center	17,927	6,304	22,566	52	6,304	22,618	28,922	(1,522)	1996	8/25/2017	5 - 30
Woodmont Village	Atlanta, GA	Neighborhood Retail Center	8,535	2,713	10,030	293	2,713	10,323	13,036	(629)	2002	9/8/2017	5 - 30
West Town Market	Charlotte, NC	Neighborhood Retail Center	8,737	1,937	12,298	—	1,937	12,298	14,235	(584)	2004	9/22/2017	5 - 37
Crossorads Market	Naples, FL	Neighborhood Retail Center	18,584	7,044	22,627	21	7,044	22,648	$29,692	(791)	1993	12/5/2017	5 - 40
Roswell Wieuca Shopping Center	Atlanta, GA	Neighborhood Retail Center	—	12,006	18,485	—	12,006	18,485	$30,491	(673)	2007	11/30/2017	5 - 40
Greensboro Village	Nashville, TN	Neighborhood Retail Center	8,452	3,134	10,771	—	3,134	10,771	$13,905	(395)	2005	4/27/2018	5 - 40
Governors Towne Square	Atlanta, GA	Neighborhood Retail Center	11,245	2,766	13,027	—	2,766	13,027	$15,793	(342)	2004	4/27/2018	5 - 40
Neopolitan Way	Naples, FL	Neighborhood Retail Center	—	14,401	20,524	108	14,401	20,632	$35,033	(584)	1985	6/26/2018	5 - 35
Conway Plaza	Orlando, FL	Neighborhood Retail Center	9,716	4,202	9,782	11	4,202	9,793	$13,995	(369)	1966	6/29/2018	5 - 30
Brawley Commons	Charlotte, NC	Neighborhood Retail Center	18,387	8,786	18,716	140	8,786	18,856	$27,642	(438)	1997	7/6/2018	5 - 40
Hollymead Town Center	Charlottesville, VA	Neighborhood Retail Center	27,300	7,503	33,009	—	7,503	33,009	$40,512	(47)	2005	12/21/2018	5 - 40

			$488,351	$207,928	$626,010	$13,065	$207,978	$639,025	$847,003	$(58,305)

Brookwood Office Center	Birmingham, AL	Office building	$31,481	$1,745	$42,661	$189	$1,745	$42,850	$44,595	$(2,937)	2007	8/29/2016	5 - 50
Galleria 75	Atlanta, GA	Office building	5,540	15,156	1,512	311	15,156	1,823	16,979	(490)	1988	11/4/2016	5 - 25
Three Ravinia	Atlanta, GA	Office building	115,500	9,785	154,023	54,716	11,083	207,440	218,523	(15,591)	1991	12/30/2016	7 - 39
Westridge	San Antonio, TX	Office building	53,164	15,778	58,496	5,543	15,778	64,039	79,817	(2,613)	2016	11/13/2017	13 - 50
Armour Yards	Atlanta, GA	Office building	40,000	6,756	54,534	100	6,756	54,633	61,389	(1,800)	2016	1/29/2018	9 - 50

(Dollars in thousands)				Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Description	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
150 Fayetteville	Raleigh, NC	Office building	114,400	16,072	140,467	1,628	16,072	142,095	158,167	(2,159)	1990	7/31/2018	8 - 50
Capitol Towers	Charlotte, NC	Office building	126,650	13,445	174,029	669	13,445	174,698	188,143	(177)	2015	12/20/2018	7 - 50

			$486,735	$78,737	$625,722	$63,156	$80,035	$687,578	$767,613	$(25,767)

North by Northwest	Tallahassee, FL	Student housing	$32,004	$8,281	$36,980	$1,102	$8,281	$38,082	$46,363	$(4,075)	2012	06/01/16	5 - 46
SoL	Tempe, AZ	Student housing	36,197	7,441	43,830	892	7,441	44,722	52,163	(4,395)	2010	02/28/17	5 - 42
Stadium Village	Atlanta, GA	Student housing	46,095	7,930	60,793	397	7,930	61,190	69,120	(3,586)	2015	10/27/17	5 - 48
Ursa	Waco, TX	Student housing	31,400	7,060	48,006	779	7,060	48,784	55,844	(2,475)	2016	12/18/17	5 - 49
The Tradition	College Station, TX	Student housing	30,000	7,061	67,749	491	7,061	68,240	75,301	(2,338)	2017	05/10/18	5 - 44
The Retreat at Orlando	Orlando, FL	Student housing	47,125	12,317	68,977	1,040	12,317	70,017	82,334	(3,161)	2014	05/31/18	5 - 46
The Bloc	Lubbock, TX	Student housing	28,966	3,771	37,219	264	3,771	37,483	41,254	(1,299)	2017	06/27/18	5 - 47

			$251,787	$53,861	$363,554	$4,965	$53,861	$368,518	$422,379	$(21,329)

			$2,339,752	$517,952	$3,048,958	$105,509	$519,300	$3,153,114	$3,672,414	$(272,042)

(1) The aggregate cost for federal income tax purposes to the Company was approximately $3.5 billion at December 31, 2018.
(2) The costs capitalized subsequent to acquisition amount includes approximately $6.9 million of assets which were written off in 2017 due to damages from Hurricane Harvey.

(in thousands)					For the years ended December 31,
Real estate investments					2018	2017	2016
Balance at the beginning of the year					$2,735,342	$1,965,487	$1,007,286
Acquisitions					1,003,791	855,115	988,071
Improvements					56,007	39,908	7,972
Construction in progress					(123)	8,388	2,102
Write-off of assets no longer in service					(438)	(7,719)	(560)
Disposal of assets					(121,864)	(125,837)	(39,384)
Balance at the end of the year					$3,672,715	$2,735,342	$1,965,487

Accumulated depreciation
Balance at the beginning of the year					$(172,756)	$(103,815)	$(53,995)
Depreciation (a)					(125,849)	(86,018)	(56,340)

Write-off of assets no longer in service	438	2,185	560
Disposal of assets	26,125	14,892	5,960
Balance at the end of the year	$(272,042)	$(172,756)	$(103,815)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Schedule IV
Preferred Apartment Communities, Inc.
Mortgage Loans on Real Estate
December 31, 2018

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Real Estate Construction Loan on Multifamily Community	Palisades	Northern VA	13.0%	5/17/2019	(2)	8.0 / 5.0	$—	$17,270	$17,132	$—

Real Estate Construction Loan on Multifamily Community	Bishop Street	Atlanta, GA	15.0%	6/30/2019	(7)	8.5 / 6.5	—	12,693	12,693	—

Real Estate Construction Loan on Multifamily Community	Park 35 on Clairmont	Birmingham, AL	10.5%	6/26/2019	(3)	8.5 / 2.0	—	21,060	21,060	—

Real Estate Construction Loan on Multifamily Community	Wiregrass	Tampa, FL	15.0%	5/15/2020	(7)	8.5 / 6.5	—	14,976	14,136	—

Real Estate Construction Loan on Multifamily Community	Wiregrass Capital	Tampa, FL	15.0%	5/15/2020	(7)	8.5 / 6.5	—	4,244	3,891	—

Real Estate Construction Loan on Multifamily Community	Berryessa	San Jose, CA	14.5%	2/13/2021	(8)	8.5 / 6.0	—	137,616	95,349	—

Real Estate Construction Loan on Multifamily Community	The Anson	Nashville, TN	13.0%	11/24/2021	(10)	8.5 / 4.5	—	6,240	—	—

Real Estate Construction Loan on Multifamily Community	The Anson	Nashville, TN	13.0%	11/24/2021	(10)	8.5 / 4.5	—	5,659	3,160	—

Real Estate Construction Loan on Multifamily Community	Fort Myers	Fort Myers, FL	14.0%	2/3/2021	(5)	8.5 / 5.5	—	9,416	8,118	—

Real Estate Construction Loan on Multifamily Community	Fort Myers Capital	Fort Myers, FL	14.0%	2/3/2021	(5)	8.5 / 5.5	—	6,193	5,442	—

Real Estate Construction Loan on Multifamily Community	360 Forsyth	Atlanta, GA	14.0%	7/11/2020	(5)	8.5 / 5.5	—	22,412	19,742	—

Real Estate Construction Loan on Multifamily Community	Morosgo	Atlanta, GA	14.0%	1/31/2021	(5)	8.5 / 5.5	—	11,749	10,736	—

Real Estate Construction Loan on Multifamily Community	Morosgo Capital	Atlanta, GA	14.0%	1/31/2021	(5)	8.5 / 5.5	—	6,176	5,188	—

Real Estate Construction Loan on Multifamily Community	University City Gateway	Charlotte, NC	13.5%	8/15/2021	(4)	8.5 / 5.0	—	10,336	10,335	—

Real Estate Construction Loan on Multifamily Community	University City Gateway Capital	Charlotte, NC	13.5%	8/18/2021	(4)	8.5 / 5.0	—	7,338	6,030	—

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Real Estate Construction Loan on Multifamily Community	Cameron Park	Alexandria, VA	11.5%	10/11/2021	(1)	8.5 / 3.0	—	21,340	17,050	—

Real Estate Construction Loan on Multifamily Community	Cameron Park	Alexandria, VA	11.5%	10/11/2021	(1)	8.5 / 3.0	—	8,850	7,557	—

Real Estate Construction Loan on Multifamily Community	Southpoint	Fredericksburg, VA	12.5%	2/28/2022	(9)	8.5 / 4.0	—	7,348	896	—

Real Estate Construction Loan on Multifamily Community	Southpoint	Fredericksburg, VA	12.5%	2/28/2022	(9)	8.5 / 4.0	—	4,962	3,895	—

Real Estate Construction Loan on Multifamily Community	Duval	Jacksonville, FL	12.0%	6/14/2022	(6)	8.5 / 3.5	—	16,697	3,886	—

Real Estate Construction Loan on Student Housing Community	Haven 12	Starkville, MS	8.5%	11/30/2020	(11)	8.5 / 0.0	—	6,116	6,116	—

Real Estate Construction Loan on Student Housing Community	Haven Charlotte	Charlotte, NC	15.0%	12/22/2019	(7)	8.5 / 6.5	—	19,582	19,462	—

Real Estate Construction Loan on Student Housing Community	Haven Charlotte Member	Charlotte, NC	15.0%	12/22/2019	(7)	8.5 / 6.5	—	8,201	8,201	—

Real Estate Construction Loan on Student Housing Community	Solis Kennesaw	Atlanta, GA	14.0%	9/26/2020	(5)	8.5 / 5.5	—	12,359	11,343	—

Real Estate Construction Loan on Student Housing Community	Solis Kennesaw Capital	Atlanta, GA	14.0%	10/1/2020	(5)	8.5 / 5.5	—	8,360	7,786	—

Real Estate Construction Loan on Student Housing Community	Solis Kennesaw II	Atlanta, GA	12.5%	5/5/2022	(9)	8.5 / 4.0	—	13,613	4,268	—

Real Estate Construction Loan on Office Property	8 West Construction Loan	Atlanta, GA	6.5%	11/29/2022	(12)	6.5 / 0.0	—	37,250	—	—

Real Estate Construction Loan on Office Property	8 West	Atlanta, GA	13.5%	11/29/2022	(4)	8.5 / 5.0	—	30,329	—	—

Real Estate Construction Loan on Grocery Anchored Shopping	Dawson Marketplace	Atlanta, GA	15.4%	9/24/2020	(13)	8.5 / 6.9	—	12,857	12,857	—

Total							—	501,242	336,329	—

Unamortized loan origination fees							—	—	(2,118)	—

Carrying amount							$—	$501,242	$334,211	$—

(1) Fixed rate, interest only, 8.5% payable monthly and 3.0% accrued
(2) Fixed rate, interest only, 8.0% payable monthly and 5.0% accrued
(3) Fixed rate, interest only, 8.5% payable monthly and 2.0% accrued
(4) Fixed rate, interest only, 8.5% payable monthly and 5.0% accrued

(5) Fixed rate, interest only, 8.5% payable monthly and 5.5% accrued
(6) Fixed rate, interest only, 8.5% payable monthly and 3.5% accrued
(7) Fixed rate, interest only, 8.5% payable monthly and 6.5% accrued
(8) Fixed rate, interest only, 8.5% payable monthly and 6.0% accrued
(9) Fixed rate, interest only, 8.5% payable monthly and 4.0% accrued
(10) Fixed rate, interest only, 8.5% payable monthly and 4.5% accrued
(11) Fixed rate, interest only, 8.5% payable monthly and 0.0% accrued
(12) Variable rate - LIBOR + 4.0%, interest only, 6.5% payable monthly and 0.0% accrued
(13) Fixed rate, interest only, 8.5% payable monthly and 6.9% accrued. Effective January 1, 2018, the deferred interest rate increased to 6.9% per annum until the accumulated accrued interest balance reached $250, at which point the deferred interest rate reverts to 5.0%.

Index to Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Reference		Description
3.1	(2)		Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(33)		Fourth Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(10)		Sixth Amended and Restated Partnership Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto
4.2	(5)		Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(6)		Articles Supplementary for the Series M Redeemable Preferred Stock
4.4	(11)		Articles Supplementary classifying an additional 900,000 shares of the Series A Redeemable Preferred Stock
4.5	(8)		Articles Supplementary classifying an additional 2,000,000 shares of the Series A Redeemable Preferred Stock
4.6	(6)		Form of mShares Subscription Agreement
4.7	(13)		Form of Series A Subscription Agreement
4.8	(15)		First Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of January 25, 2017, entered into by Preferred Apartment Communities, Inc.
4.9	(16)		Articles of Amendment Amending the Holder Redemption Options of the Company's Series A Redeemable Preferred Stock
4.10	(24)		Amended and Restated Warrant Agreement dated as of March 14, 2012 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.11	(5)		Form of Global Warrant Certificate
4.12	(25)		Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of October 11, 2013
4.13	(26)		Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of February 23, 2017
10.1	(10)
Sixth Amended and Restated Management Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.2	(19)
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

10.4	(34)
Amendment No. 3 to the Sixth Amended and Restated Management Agreement, effective as of July 1, 2017 and entered into as of August 31, 2017, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.5	(2)	*	The Company’s 2011 Stock Incentive Plan
10.6	(3)		Trademark License and Assignment Agreement dated September 17, 2010, but effective as of July 29, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC

10.7	(2)	*	Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.8	(4)		Form of Indemnification Agreement
10.9	(5)	*	First Amendment to Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.10	(20)	*	Form of Preferred Apartment Communities, Inc. 2016 Class B Unit Award Agreement (3 year)
10.11	(22)	*	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (1 year)
10.12	(22)	*	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (3 year)
10.13	(28)	*	Form of Preferred Apartment Communities, Inc. 2018 Class B Unit Award Agreement (1 year)
10.14	(28)	*	Form of Preferred Apartment Communities, Inc. 2018 Class B Unit Award Agreement (3 year)
10.15	(7)		Intellectual Property Assignment and License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.16	(7)		Trademark License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.17	(7)		Trademark Assignment dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.18	(12)	*	Second Amendment to 2011 Stock Incentive Plan
10.19	(14)		Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and JonesTrading Institutional Services, LLC
10.20	(14)		Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and FBR Capital Markets & Co.
10.21	(14)		Capital On Demand Sales AgreementTM dated May 4, 2016 between Preferred Apartment Communities, Inc. and Canaccord Genuity Inc
10.22	(29)
Form of Amendment No. 1, dated July 10, 2017, to Capital On Demand Sales AgreementTM, dated May 4, 2016 between Preferred Apartment Communities, Inc., and each of JonesTrading Institutional Services, LLC, FBR Capital Markets & Co., and Canaccord Genuity, Inc.

10.23	(29)		Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and National Securities Corporation
10.24	(29)		Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and D.A. Davidson & Co.
10.25	(29)		Capital On Demand Sales AgreementTM dated July 10, 2017 between Preferred Apartment Communities, Inc. and JMP Securities LLC
10.26	(17)
Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.27	(17)
Fourth Amended and Restated Pledge and Security Agreement dated as of August 5, 2016 among Preferred Apartment Communities Operating Partnership, L.P., (the "Borrower"), each of the subsidiaries of the Borrower party thereto and KeyBank National Association

10.28	(17)		Fourth Amended and Restated Guaranty dated as of August 5, 2016 by and among Preferred Apartment Communities, Inc., each of the guarantors party thereto and KeyBank National Association
10.29	(18)		Form of Buy-Sell Agreement with KeyBank National Association
10.30	(21)	*	Third Amendment to 2011 Stock Incentive Plan
10.31	(30)		Soliciting Dealer Agreement, dated April 5, 2017 between Preferred Capital Securities, LLC and Investacorp, Inc.

10.32	(31)		Form of Credit Agreement among Preferred Apartment Communities, Inc., Borrower and Federal Home Loan Mortgage Corporation
10.33	(32)		Credit Agreement dated as of February 28, 2017 among Preferred Apartment Communities, Inc., PCC Tempe, LLC and KeyBank National Association
21	(1)		Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)		Consent of PricewaterhouseCoopers LLP
31.1	(1)		Certification of Daniel M. DuPree, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)		Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)
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

		(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2016
		(15)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 26, 2017
		(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014
		(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016

(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 5, 2016
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 8, 2016
(21)	Previously filed as Annex A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on March 19, 2015
(22)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 9, 2017
(23)
Previously filed form of with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-211924) filed by the Registrant with the Securities and Exchange Commission on November 8, 2016

(24)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013
(26)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 24, 2017
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 31, 2017
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 29, 2018
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 10, 2017
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 11, 2017
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2017
(32)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 6, 2017
(33)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2018
(34)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 1, 2019	By:	/s/ Daniel M. DuPree
Daniel M. DuPree
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2019	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel M. DuPree	Chief Executive Officer	March 1, 2019
Daniel M. DuPree	(Principal Executive Officer)

/s/ Leonard A. Silverstein	President, Chief Operating Officer and Director	March 1, 2019
Leonard A. Silverstein

/s/ John A. Isakson	Chief Financial Officer (Principal Financial Officer)	March 1, 2019
John A. Isakson

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 1, 2019
Michael J. Cronin	(Principal Accounting Officer)

/s/ Steve Bartkowski	Director	March 1, 2019
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 1, 2019
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 1, 2019
Daniel M. DuPree

/s/ William J. Gresham, Jr.	Director	March 1, 2019
William J. Gresham, Jr.

/s/ Howard A. McLure	Director	March 1, 2019
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 1, 2019
Timothy A. Peterson

/s/ John Wiens	Director	March 1, 2019
John Wiens