Form 10-Q
period 2019-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2019-05-02
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (770) 818-4100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	APTS	NYSE
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Series A Redeemable Preferred Stock, par value $0.01 per share
Warrant to Purchase Common Stock, par value $0.01 per share
Series M Redeemable Preferred Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of April 22, 2019 was 43,355,637.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	March 31, 2019	December 31, 2018
Assets
Real estate
Land	$535,698	$519,300
Building and improvements	2,826,609	2,738,085
Tenant improvements	131,117	128,914
Furniture, fixtures, and equipment	296,926	278,151
Construction in progress	9,268	8,265
Gross real estate	3,799,618	3,672,715
Less: accumulated depreciation	(308,004)	(272,042)
Net real estate	3,491,614	3,400,673
Real estate loan investments, net of deferred fee income and allowance for loan loss	311,661	282,548
Real estate loan investments to related parties, net	24,477	51,663
Total real estate and real estate loan investments, net	3,827,752	3,734,884

Cash and cash equivalents	80,403	38,958
Restricted cash	45,482	48,732
Notes receivable	16,340	14,440
Note receivable and revolving lines of credit due from related parties	24,980	32,867
Accrued interest receivable on real estate loans	23,540	23,340
Acquired intangible assets, net of amortization of $122,735 and $113,199	131,560	135,961
Deferred loan costs on Revolving Line of Credit, net of amortization of $346 and $180	1,753	1,916
Deferred offering costs	6,346	6,468
Tenant lease inducements, net of amortization of $2,261 and $1,833	20,371	20,698
Receivable from sale of mortgage-backed security	—	41,181
Tenant receivables (net of allowance of $0 and $1,662) and other assets	54,662	41,567
Variable Interest Entity ("VIE") assets from mortgage-backed pool, at fair value	568,725	269,946

Total assets	$4,801,914	$4,410,958

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and
mark-to-market adjustment of $40,314 and $40,127	$2,359,939	$2,299,625
Revolving line of credit	17,000	57,000
Real estate loan investment participation obligation	—	5,181
Unearned purchase option termination fees	7,276	2,050
Deferred revenue	42,544	43,484
Accounts payable and accrued expenses	40,525	38,618
Accrued interest payable	7,494	6,711
Dividends and partnership distributions payable	20,285	19,258
Acquired below market lease intangibles, net of amortization of $17,280 and $15,254	46,638	47,149
Security deposits and other liabilities	15,775	17,611
VIE liabilities from mortgage-backed pool, at fair value	544,869	264,886
Total liabilities	3,102,345	2,801,573

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 1,804 and 1,674 shares issued; 1,720 and 1,608
shares outstanding at March 31, 2019 and December 31, 2018, respectively	17	16
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 57 and 44 shares issued; 56 and 44 shares outstanding
at March 31, 2019 and December 31, 2018, respectively	1	—
Common Stock, $0.01 par value per share; 400,067 shares authorized;
43,238 and 41,776 shares issued and outstanding at
March 31, 2019 and December 31, 2018, respectively	432	418
Additional paid-in capital	1,698,810	1,607,712
Accumulated (deficit) earnings	—	—
Total stockholders' equity	1,699,260	1,608,146
Non-controlling interest	309	1,239
Total equity	1,699,569	1,609,385

Total liabilities and equity	$4,801,914	$4,410,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(In thousands, except per-share figures)	2019	2018
Revenues:
Rental revenues	$92,238	$74,261
Other property revenues	2,178	1,544
Interest income on loans and notes receivable	11,288	10,300
Interest income from related parties	5,802	4,265
Total revenues	111,506	90,370

Operating expenses:
Property operating and maintenance	10,792	8,805
Property salary and benefits (including reimbursements of $4,079 and $3,609 to related party)	4,657	3,899
Property management fees (including $2,467 and $2,105 to related parties)	3,267	2,756
Real estate taxes	12,500	9,975
General and administrative	2,614	1,841
Equity compensation to directors and executives	311	1,135
Depreciation and amortization	45,289	40,616
Asset management and general and administrative expense fees to related party	7,829	6,241
Insurance, professional fees and other expenses	2,528	1,445
Total operating expenses	89,787	76,713

Waived asset management and general and administrative expense fees	(2,629)	(1,220)

Net operating expenses	87,158	75,493

Operating income before gains on sales of real estate and trading investment	24,348	14,877
Gains on sales of real estate and trading investment	4	20,354
Operating income	24,352	35,231
Interest expense	26,756	20,968
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	141	—
Loss on extinguishment of debt	(17)	—

Net (loss) income	(2,280)	14,263

Consolidated net loss (income) attributable to non-controlling interests	(492)	(380)

Net (loss) income attributable to the Company	(2,772)	13,883

Dividends declared to preferred stockholders	(25,539)	(19,517)
Earnings attributable to unvested restricted stock	(2)	(2)

Net loss attributable to common stockholders	$(28,313)	$(5,636)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(0.66)	$(0.14)

Weighted average number of shares of Common Stock outstanding,
basic and diluted	42,680	39,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month periods ended March 31, 2019 and 2018
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Units	2	—	128,680	—	128,682	—	128,682
Issuance of mShares	—	—	12,472	—	12,472	—	12,472
Redemptions of Series A Preferred Stock	—	10	(2,015)	—	(2,005)	—	(2,005)
Exercises of warrants	—	3	4,245	—	4,248	—	4,248
Syndication and offering costs	—	—	(14,281)	—	(14,281)	—	(14,281)
Equity compensation to executives and directors	—	—	159	—	159	—	159
Conversion of Class A Units to Common Stock	—	1	526	—	527	(527)	—
Current period amortization of Class B Units	—	—	—	—	—	152	152
Net income	—	—	—	(2,772)	(2,772)	492	(2,280)
Reallocation adjustment to non-controlling interests	—	—	818	—	818	(818)	—
Distributions to non-controlling interests	—	—	—	—	—	(229)	(229)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(27,418)	2,685	(24,733)	—	(24,733)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(893)	87	(806)	—	(806)
Dividends to common stockholders ($0.26 per share)	—	—	(11,195)	—	(11,195)	—	(11,195)
Balance at March 31, 2019	$18	$432	$1,698,810	$—	$1,699,260	$309	$1,699,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month periods ended March 31, 2019 and 2018
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2018	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766
Issuance of Units	1	—	97,394	—	97,395	—	97,395
Issuance of mshares	—	—	5,209	—	5,209	—	5,209
Redemptions of Series A Preferred Stock	—	—	(5,766)	—	(5,766)	—	(5,766)
Exercises of Warrants	—	5	7,185	—	7,190	—	7,190
Syndication and offering costs	—	—	(9,772)	—	(9,772)	—	(9,772)
Equity compensation to executives and directors	—	—	138	—	138	—	138
Conversion of Class A Units to Common Stock	—	1	850	—	851	(851)	—
Current period amortization of Class B Units	—	—	—	—	—	996	996
Net income	—	—	—	13,883	13,883	380	14,263
Reallocation adjustment to non-controlling interests	—	—	2,434	—	2,434	(2,434)	—
Distributions to non-controlling interests	—	—	—	—	—	(268)	(268)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(1,166)	(18,038)	(19,204)	—	(19,204)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(19)	(294)	(313)	—	(313)
Dividends to common stockholders ($0.25 per share)	—	—	(9,802)	—	(9,802)	—	(9,802)
Balance at March 31, 2018	$13	$392	$1,357,725	$—	$1,358,130	$2,702	$1,360,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Three Months Ended March 31,
	2019	2018
Operating activities:
Net (loss) income	$(2,280)	$14,263
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	45,289	40,616
Amortization of above and below market leases	(1,436)	(1,178)
Deferred revenues and fee income amortization	(1,357)	(943)
Purchase option termination fee amortization	(4,233)	—
Noncash interest income amortization on MBS, net of amortized costs	(141)	—
Amortization of market discount on assumed debt and lease incentives	494	323
Deferred loan cost amortization	1,552	1,480
(Increase) in accrued interest income on real estate loan investments	(3,551)	(2,828)
Equity compensation to executives and directors	311	1,135
Gains on sales of real estate and trading investment	(4)	(20,354)
Cash received for purchase option terminations	1,330	—
Loss on extinguishment of debt	17	—
Mortgage interest received from consolidated VIEs	2,598	—
Mortgage interest paid to other participants of consolidated VIEs	(2,598)	—
Changes in operating assets and liabilities:
(Increase) decrease in tenant receivables and other assets	(8,376)	625
(Increase) in tenant lease incentives	(102)	(2,149)
Increase (decrease) in accounts payable and accrued expenses	1,290	(1,074)
(Decrease) increase in accrued interest, prepaid rents and other liabilities	(2,441)	1,502
Net cash provided by operating activities	26,362	31,418

Investing activities:
Investments in real estate loans	(29,795)	(68,929)
Repayments of real estate loans	—	42,312
Notes receivable issued	(1,890)	(472)
Notes receivable repaid	—	5,618
Note receivable issued to and draws on line of credit by related parties	(13,952)	(14,419)
Repayments of line of credit by related parties	8,330	9,034
Origination fees received on real estate loan investments	801	1,600
Origination fees paid to Manager on real estate loan investments	(401)	(800)
Purchases of mortgage-backed securities (K program), net of acquisition costs	(18,656)	—
Mortgage principal received from consolidated VIEs	679	—
Purchases of mortgage-backed securities	(12,278)	—
Proceeds from sales of mortgage-backed securities	53,445	—
Acquisition of properties	(32,540)	(170,072)
Disposition of properties, net	—	42,266
Receipt of insurance proceeds for capital improvements	746	412
Additions to real estate assets - improvements	(7,917)	(7,637)
Deposits (paid) refunded on acquisitions	(511)	4,021
Net cash used in investing activities	(53,939)	(157,066)

Financing activities:
Proceeds from mortgage notes payable	57,275	123,275
Repayments of mortgage notes payable	(38,324)	(27,350)
Payments for deposits and other mortgage loan costs	(996)	(1,733)
Proceeds from real estate loan participants	—	5
Payments to real estate loan participants	(5,223)	(3,314)
Proceeds from lines of credit	126,200	86,200
Payments on lines of credit	(166,200)	(114,800)
Repayment of the Term Loan	—	(11,000)
Mortgage principal paid to other participants of consolidated VIEs	(679)	—
Proceeds from repurchase agreements	4,857	—
Repayments of repurchase agreements	(4,857)	—
Proceeds from sales of Units, net of offering costs	128,573	93,234
Proceeds from exercises of Warrants	3,921	11,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows - continued
(unaudited)

	Three Months Ended March 31,
	2019	2018
Payments for redemptions of preferred stock	(2,006)	(5,744)
Common Stock dividends paid	(10,840)	(9,576)
Preferred stock dividends paid	(24,869)	(18,963)
Distributions to non-controlling interests	(228)	(221)
Payments for deferred offering costs	(832)	(1,152)

Net cash provided by financing activities	65,772	120,030

Net increase (decrease) in cash, cash equivalents and restricted cash	38,195	(5,618)
Cash, cash equivalents and restricted cash, beginning of year	87,690	73,012
Cash, cash equivalents and restricted cash, end of year	$125,885	$67,394

Supplemental cash flow information:
Cash paid for interest	$24,318	$18,938

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$7,308	$1,735
Writeoff of fully depreciated or amortized assets and liabilities	$158	$135
Writeoff of fully amortized deferred loan costs	$415	$1,331
Lessee-funded tenant improvements, capitalized as landlord assets	$—	$3,602
Consolidation of VIEs (VIE asset / liability additions)	$544,869	$—
Dividends payable - Common Stock	$11,195	$9,802
Dividends payable - Series A Preferred Stock	$8,447	$6,456
Dividends payable - mShares Preferred Stock	$549	$96
Dividends declared but not yet due and payable	$93	$106
Partnership distributions payable to non-controlling interests	$229	$268
Accrued and payable deferred offering costs	$740	$342
Offering cost reimbursement to related party	$465	$475
Reclass of offering costs from deferred asset to equity	$1,700	$446
Loan receivables converted to equity for property acquisition	$47,797	$—
Fair value issuances of equity compensation	$384	$4,612
Mortgage loans assumed on acquisitions	$41,550	$—
Noncash repayment of mortgages through refinance	$—	$37,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. is a Maryland corporation formed primarily to own and operate multifamily properties and, to a lesser extent, own and operate student housing properties, grocery-anchored shopping centers and strategically located, well leased class A office buildings, all in select targeted markets throughout the United States.  As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and we may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the development of multifamily communities.  As a secondary strategy, we may acquire or originate senior mortgage loans, subordinate loans or real estate loans secured by interests in multifamily properties, membership or partnership interests in multifamily properties and other multifamily related assets and invest a lesser portion of our assets in other real estate related investments, including other income-producing property types, senior mortgage loans, subordinate loans or real estate loans secured by interests in other income-producing property types, membership or partnership interests in other income-producing property types as determined by our manager as appropriate for us.  At December 31, 2018, the Company was the approximate 97.9% owner of Preferred Apartment Communities Operating Partnership, L.P., the Company's operating partnership.  Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company is externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party (see Note 6).

As of March 31, 2019, the Company had 43,237,726 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.0% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 879,335 at March 31, 2019 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs, such as through its investments in mortgage pools from the Freddie Mac K Program, as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. The year end condensed balance sheet data was derived from audited financial statements, but does not contain all the disclosures required by GAAP. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Amounts are presented in thousands where indicated.

As permitted by the practical expedient within ASC 842, Leases, the Company has elected to report the lease component and non-lease components as one single component within the line entitled Rental Revenues on the Company's Consolidated Statements of Operations. Reimbursement revenue was previously presented in the Company’s Other Property Revenues line item. For presentation purposes, the Company has reclassified its revenue from reimbursements from the Other Property Revenues line into the Rental Revenues line for all periods presented.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

2.	Summary of Significant Accounting Policies

Variable Interest Entities

A variable interest entity, or “VIE” is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through the (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company assesses whether it meets the power and benefits criteria and in performing this analysis, the Company considers both qualitative and quantitative factors, including the Company’s ability to control or significantly influence key decisions of the VIE and the obligation or likelihood for the Company to fund operating losses of the VIE. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE. If the Company determines that it meets both the power and benefits criteria of the VIE, the Company is deemed to be the primary beneficiary of the VIE and the Company consolidates the entire VIE entity in its consolidated financial statements. For those VIEs which arise from the Company's investment in mortgage-backed securities and which the Company consolidates, it elects the fair value option, under which the assets and liabilities of the consolidated VIE are carried at fair value. The periodic changes in fair value are included in the earnings of the Company and are reported on the line entitled Change in fair value of net assets of consolidated VIE from mortgage-backed pool on the Company's Consolidated Statements of Operations. See Note 4 for discussion related to the Company’s investment in a subordinate tranche of a collateralized mortgage-backed pool during the second quarter 2018 and Note 15 for fair value disclosures related to a consolidated VIE related to this investment.

Real Estate Loans

The Company carries its investments in real estate loans at amortized cost with assessments made for possible loan loss allowances in the event recoverability of the principal amount becomes doubtful. If, upon testing for possible loan loss allowances, the fair value result of the loan or its collateral is lower than the carrying amount of the loan, an allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans, net of unamortized deferred loan origination fees and loan loss allowances.

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

Evaluations for the possible need for loan loss allowances are performed for each real estate loan investment at least quarterly. Loan loss allowances are needed when it is deemed probable that all amounts due will not be collected according to the contractual terms of the loan. Depending upon the circumstances and significance of risk related to the collectability of the loan, management may determine that (i) the loan should be accounted for as a non-accrual loan because recovery of all contractual amounts due are deemed improbable and that any amounts subsequently received will be used to reduce the loan’s principal balance, (ii) in the event of a modification to the loan granted by the Company as a concession to the borrower who is experiencing financial difficulty, result in the need to apply troubled debt restructuring (“TDR”) accounting guidance, and/or (iii) an allowance for loan loss is required for the loan based upon the value of the underlying collateral and the Company’s evaluation of a possible shortfall with regards to the loan’s repayment based upon an estimated sales price, additional costs (if necessary), estimated selling costs, and amounts due to all lenders.
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
March 31, 2019
(unaudited)

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

Revenue Recognition

Multifamily communities and student housing properties

Rental revenue is recognized when earned from residents of the Company's multifamily communities, which is over the terms of the rental agreements, typically of 9 to 15 months’ duration. The Company evaluates the collectability of amounts due from residents and recognizes revenue from residents when collectability is deemed probable, in accordance with ASC 842-30-25-12. The Company disclosed bad debt expense within the Property Operating and Maintenance expense line item in prior periods, but recorded the reduction in revenue against Rental Revenues and Other Property Revenues, as applicable, for the current period.

The Company evaluated the various ancillary revenues within its multifamily leases, including resident utility reimbursements. Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient under Lease Accounting, ASC 842, paragraph 10-15-42A, to elect reporting the lease component and non-lease components as one single component under “Rental Revenues” recognized in accordance with ASC 842. Lease components such as pet rental fees and parking rental fees as well as non-lease components such as utility reimbursements were previously presented in the Company’s “Other Property Revenues” line item. For presentation purposes, the Company has

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

reclassified its revenue from these revenue sources into “Rental Revenues” for all periods presented, for comparability. Revenue from utility reimbursements are considered variable lease payments and are recognized in the period in which the related expenses are incurred.

Grocery-anchored shopping centers and office properties
Our retail leases have original lease terms which generally range from three to seven years for spaces under 5,000 square feet and from 10 to 20 years for spaces over 10,000 square feet. Anchor leases generally contain renewal options for one or more additional periods whereas in-line tenant leases may or may not have renewal options. With the exception of anchor leases, the leases generally contain contractual increases in base rent rates over the lease term and the base rent rates for renewal periods are generally based upon the rental rate for the primary term, which may be adjusted for inflation or market conditions. Anchor leases generally do not contain contractual increases in base rent rates over the lease term and the renewal periods. Our leases generally provide for the payment of fixed monthly rentals and may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level (“percentage rent”). Our leases also generally include tenant reimbursements for common area expenses, insurance, and real estate taxes. Utilities are generally paid by tenants either directly through separate meters or through payment of tenant reimbursements. The foregoing general description of the characteristics of the leases in our centers is not intended to describe all leases and material variations in lease terms may exist.
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
Base rental revenue from tenants' operating leases is a lease component revenue in the Company's grocery-anchored shopping centers and office properties and is recognized on a straight-line basis over the term of the lease. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs represent non-lease component revenue. Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient under ASC 842, Leases, paragraph 10-15-42A, to elect reporting the lease component and non-lease components as one single component under Rental Revenues recognized in accordance with ASC 842. Reimbursement revenue and percentage rent were previously presented in the Company’s Other Property Revenues line item. For presentation purposes, the Company has reclassified its revenue from reimbursements into Rental Revenues for all periods presented, for comparability. Revenue from reimbursements are considered variable lease payments and are recognized in the period in which the related expenses are incurred. The Company does not record income and offsetting expense for certain variable costs paid directly to third parties by lessees on behalf of lessors.
Non-lease components which do not qualify under the practical expedient primarily include percentage rent, lease termination income and other ancillary revenue (e.g. storage revenue, license fees, late fees, tenant billbacks). These items are recorded under Other property revenues. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company evaluated the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. The Company evaluates the collectability of these amounts and recognizes revenue related to tenants where collectability is deemed probable, in accordance with ASC 842-30-25-12. The Company previously recorded bad debt expense within the Property operating and maintenance expense line item, and upon adoption of ASC 842 on January 1, 2019, began recording amounts not deemed probable of collection as a reduction of rental revenues and other property revenues, as applicable.
The Company may provide grocery-anchored shopping center and office building tenants an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and depreciated over the shorter of the useful life of

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

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

Gains on sales of real estate assets
The Company recognizes gains on sales of real estate based on the difference between the consideration received and the carrying amount of the distinct asset, including the carrying amount of any liabilities relieved or assumed by the purchasing counterparty and net of disposition expenses.

Lessee accounting

The Company has evaluated its leases for which it is the lessee to determine the value of any right of use assets and related lease liabilities. The Company has three ground leases related to our office and grocery-anchored shopping center assets, one of which had been recorded at fair value on the Company's balance sheet at acquisition due to a purchase option the Company deemed probable of exercising. These ground leases generally have extended terms (e.g. over 20 years with multiple renewal options) and generally have base rent with CPI-based increases. The Company evaluated its renewal option periods in quantifying its asset and liability related to these ground leases. In determining the value of its right of use asset and lease liability, the Company used discount rates comparable to recent loan rates obtained on comparative properties within its portfolio. The Company’s right of use asset and related lease liability in accordance with ASC 842-20-30 related to these ground leases are recorded within the Tenant Receivables and Other Assets and the Security Deposits and Other Liabilities line items of the balance sheet, respectively. The Company is also the lessee of furniture and equipment leases such as office equipment, which generally are three to five years with minimal rent increases. The Company determined that the related right of use asset and lease liability for its furniture and equipment leases were immaterial.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

New Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
Recently Adopted Accounting Guidance
ASU 2016-02, Leases (Topic 842) ASU 2018-11, Leases (Topic 842) Targeted Improvements
ASU 2016-02 requires a lessor to separate lease components from non-lease components, such as maintenance services or other activities that transfer a good or service to our residents and tenants in a contract.

In July 2018, the FASB issued ASU 2018-11 which allowed for a practical expedient for lessors to elect, by class of underlying assets, to not separate lease and non-lease components if both (1) the timing and pattern of revenue recognition are the same for the non-lease component(s) and related lease component and (2) the combined single lease component would be classified as an operating lease.

Additional practical expedients were also provided for under ASU 2018-11 related to expired or existing leases.

January 1, 2019
Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient within ASU 2018-11, as codified under ASC 842-10-15-42A, to elect reporting the lease component and non-lease components as one single component under “Rental Revenues” recognized in accordance with ASC 842. This change had no material effect on the timing of revenue recognition.

The Company has also elected to implement the package of practical expedients provided within ASU 2018-11, as codified under ASC 842-10-65-1(f), which allows the Company not to reassess whether expired or existing contracts contain leases, its lease classification, and any related initial direct costs.

ASU 2018-20, Leases (ASC 842), Narrow-Scope Improvements for Lessors	ASU 2018-20 eliminates the requirement to record income and offsetting expense for certain variable costs paid for by lessees on behalf of lessors.	January 1, 2019
The Company no longer records income and expense for property taxes paid directly to the taxing authority by a lessee based on this standard. The effect is a reduction of other property revenues and of property tax expense, with no effect upon net income/loss.

Recently Issued Accounting Guidance Not Yet Adopted
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	March 31, 2019	December 31, 2018
Multifamily communities:
Properties (1)	32	32
Units	9,768	9,768
New Market Properties: (2)
Properties	46	45
Gross leasable area (square feet) (3)	4,889,011	4,730,695
Student housing properties:
Properties	8	7
Units	2,011	1,679
Beds	6,095	5,208
Preferred Office Properties:
Properties	7	7
Rentable square feet	2,578,000	2,578,000

(1) The acquired second phases of CityPark View and Crosstown Walk communities are managed in combination with the initial phases and so together are considered a single property, as are the Lenox Village and Regent at Lenox Village assets within the Lenox Portfolio.

(2) See Note 13, Segment information.
(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and is not included in the totals above for New Market Properties.

Multifamily communities sold

The Company had no sales of multifamily community assets during the three-month period ended March 31, 2019.

On March 20, 2018, the Company closed on the sale of its 328-unit multifamily community in Raleigh, North Carolina, or Lake Cameron, to an unrelated third party for a purchase price of approximately $43.5 million, exclusive of closing costs, and debt defeasance-related costs and resulted in a gain of $20.4 million. Lake Cameron contributed approximately $0.2 million of net income to the consolidated operating results of the Company for the three-month period ended March 31, 2018.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

The carrying amounts of the significant assets and liabilities of the disposed property at the date of sale were:

Lake Cameron
(in thousands)	March 20, 2018
Real estate assets:
Land	$4,000
Building and improvements	21,519
Furniture, fixtures and equipment	3,687
Accumulated depreciation	(7,220)

Total assets	$21,986

Liabilities:
Mortgage note payable	$19,736
Supplemental mortgage note	—

Total liabilities	$19,736

Multifamily communities acquired

The Company had no acquisitions of multifamily community assets during the three-month period ended March 31, 2019.

During the three-month period ended March 31, 2018, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

1/9/2018	The Lux at Sorrel	Jacksonville, Florida	265
2/28/2018	Green Park	Atlanta, Georgia	310

			575

The aggregate purchase prices of the multifamily acquisitions were approximately $106.5 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Multifamily Communities acquired during the three-month period ended
(in thousands, except amortization period data)	March 31, 2018

Land	$12,810
Buildings and improvements	73,773
Furniture, fixtures and equipment	17,969
Lease intangibles	4,307
Prepaids & other assets	193
Accrued taxes	(167)
Security deposits, prepaid rents, and other liabilities	(183)

Net assets acquired	$108,702

Cash paid	$37,427
Mortgage debt, net	71,275

Total consideration	$108,702

Three-month period ended March 31, 2019:
Revenue	$2,557
Net income (loss)	$(1,300)

Three-month period ended March 31, 2018:
Revenue	$1,469
Net income (loss)	$(1,523)

Capitalized acquisition costs incurred by the Company	$2,347
Acquisition costs paid to related party (included above)	$1,094
Remaining amortization period of intangible
assets and liabilities (months)	1.5

Student housing properties acquired

During the three-month period ended March 31, 2019, the Company completed the acquisition of Haven49, a 322-unit, 887-bed student housing property adjacent to the University of North Carolina at Charlotte. The Company effectuated the acquisition via a negotiated agreement whereby the Company accepted the membership interest in the Haven49 project entity in satisfaction of the project indebtedness owed to the Company. See Note 4.

The Company had no acquisitions of student housing property assets during the three-month period ended March 31, 2018.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

The Company allocated the asset's fair value and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Student housing property acquired during the three-month period ended:
(in thousands, except amortization period data)	March 31, 2019

Land	$7,289
Buildings and improvements	68,163
Furniture, fixtures and equipment	16,966
Lease intangibles	983
Accrued taxes	(158)
Security deposits, prepaid rents, and other liabilities	(2,579)

Net assets acquired	$90,664

Satisfaction of loan receivables	$46,397
Cash paid	2,717
Mortgage debt, net	41,550

Total consideration	$90,664

Three-month period ended March 31, 2019:
Revenue	$81
Net income (loss)	$(274)

Capitalized acquisition costs incurred by the Company	$1,016
Acquisition costs to related party	$936

Remaining amortization period of intangible
assets and liabilities (months)	3.5

New Market Properties assets acquired

During the three-month period ended March 31, 2019, the Company completed the acquisition of Gayton Crossing, a grocery-anchored shopping center located in Richmond, Virginia. The aggregate purchase price was approximately $29.0 million , exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company had no acquisitions of grocery-anchored shopping center assets during the three-month period ended March 31, 2018.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

The Company allocated the purchase price to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

New Market Properties' acquisition during the three-month period ended:
(in thousands, except amortization period data)	March 31, 2019

Land	$9,109
Buildings and improvements	17,093
Tenant improvements	698
In-place leases	2,609
Above market leases	754
Leasing costs	769
Below market leases	(1,515)
Other assets	34
Security deposits, prepaid rents, and other	(146)

Net assets acquired	$29,405

Cash paid	$11,405
Mortgage debt	18,000

Total consideration	$29,405

Three-month period ended March 31, 2019:
Revenue	$595
Net income (loss)	$(141)

Capitalized acquisition costs incurred by the Company	$569
Capitalized acquisition costs paid to related party (included above)	$300
Remaining amortization period of intangible
assets and liabilities (years)	7.8

Preferred Office Properties assets acquired

The Company had no acquisitions of office building assets during the three-month period ended March 31, 2019.

On January 29, 2018, the Company acquired Armour Yards, a collection of four adaptive re-use office buildings comprised of approximately 187,000 square feet of office space in Atlanta, Georgia. The aggregate purchase price was approximately $66.5 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

Preferred Office Properties' acquisition during the three-month periods ended:
(in thousands, except amortization period data)	March 31, 2018

Land	$6,756
Buildings and improvements	48,332
Tenant improvements	6,201
In-place leases	3,762
Above-market leases	61
Leasing costs	2,181
Below-market leases	(1,594)
Security deposits, prepaid rents, and other liabilities	(4,335)

Net assets acquired	$61,364

Cash paid	$21,364
Mortgage debt, net	40,000

Total consideration	$61,364

Three-month period ended March 31, 2019:
Revenue	$1,535
Net income (loss)	$(5)

Three-month period ended March 31, 2018:
Revenue	$955
Net income (loss)	$(170)

Capitalized acquisition costs incurred by the Company	$817
Acquisition costs paid to related party (included above)	$665
Remaining amortization period of intangible
assets and liabilities (years)	7.2

The Company recorded aggregate amortization and depreciation expense of:

	Three-month periods ended March 31,
(in thousands)	2019	2018
Depreciation:
Buildings and improvements	$22,987	$17,478
Furniture, fixtures, and equipment	13,133	10,512
	36,120	27,990
Amortization:
Acquired intangible assets	8,945	12,500
Deferred leasing costs	178	91
Website development costs	46	35
Total depreciation and amortization	$45,289	$40,616

At March 31, 2019, the Company had recorded acquired gross intangible assets of $254.3 million, and accumulated amortization of $122.7 million, gross intangible liabilities of $63.9 million and accumulated amortization of $17.3 million. Net intangible assets and liabilities as of March 31, 2019 will be amortized over weighted average remaining amortization periods of approximately 7.9 years and 9.2 years, respectively.

At March 31, 2019, the Company had restricted cash of approximately $18.2 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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
Effective January 1, 2019, the Company terminated its purchase options on the Sanibel Straights, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by the Company. In exchange, the Company will receive termination fees aggregating approximately $7.9 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. For the three-month period ended March 31, 2019, the Company recorded approximately $1.2 million of interest revenue related to these 2019 purchase option terminations in addition to approximately $3.1 million of interest revenue for the 464 Bishop and Haven49 purchase options that terminated in the second quarter 2018.

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Number of loans	19	19
Drawn amount	$338,343	$336,329
Deferred loan origination fees	(2,205)	(2,118)
Carrying value	$336,138	$334,211

Unfunded loan commitments	$145,879	$164,913
Weighted average current interest, per annum (paid monthly)	8.47%	8.47%
Weighted average accrued interest, per annum	4.10%	5.34%

(Dollars in thousands)	Principal balance	Deferred loan origination fees	Loan loss allowance	Carrying value
Balances as of December 31, 2018	$336,329	$(2,118)	$—	$334,211
Loan fundings	29,795	—	—	29,795
Loan repayments	(27,781)	—	—	(27,781)
Loan origination fees collected	—	(403)	—	(403)
Amortization of loan origination fees	—	316	—	316
Balances as of March 31, 2019	$338,343	$(2,205)	$—	$336,138

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(Dollars in thousands)
Multifamily communities	14	$289,610	$363,338	86%
Student housing properties	3	33,671	40,448	10%
New Market Properties	1	12,857	12,857	4%
Preferred Office Properties	1	—	67,579	—%
Balances as of March 31, 2019	19	$336,138	$484,222

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

The Company's Palisades real estate loan investment was subject to a loan participation agreement with an unaffiliated third party, under which the syndicate was to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). On March 13, 2019, the Company repurchased the loan participant's 25% balance in the loan from the loan participant and at March 31, 2019, carried the entire loan balance on its consolidated balance sheet without reflection of any liability to any third party.

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

At March 31, 2019, the Company's portfolio of real estate loan investments by credit quality indicator was:

(In thousands)
Rating indicator	Principal balance	Accrued interest	Receivables for purchase option terminations	Total
A	$273,870	$16,064	$7,900	$297,834
B	58,357	6,268	—	64,625
C	6,116	1,208	—	7,324
D	—	—	—	—

	$338,343	$23,540	$7,900	$369,783

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

At March 31, 2019, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				March 31, 2019	December 31, 2018
(Dollars in thousands)
Preferred Capital Marketing Services, LLC (1)	1/24/2013	12/31/2019	$1,500	$763	$763	10%
Preferred Apartment Advisors, LLC (1,2)	8/21/2012	12/31/2019	18,000	15,843	9,778	7.5%	(3)
Haven Campus Communities, LLC (1,4)	6/11/2014	12/31/2018	11,660	8,374	11,620	8%
Oxford Capital Partners, LLC (5)	10/5/2015	6/30/2019	8,000	4,144	4,022	12%
Newport Development Partners, LLC	6/17/2014	6/30/2019	2,000	1,330	—	12%
Mulberry Development Group, LLC (6)	3/31/2016	6/30/2019	500	465	465	12%
360 Capital Company, LLC (6)	5/24/2016	12/31/2019	3,400	3,194	3,100	12%
360 Capital Company, LLC (1,7)	7/24/2018	12/31/2020	8,000	7,267	6,923	8.5%
Haven Campus Communities Charlotte Member, LLC (1)	8/31/2018	N/A	—	—	10,788	15%
Unamortized loan fees				(60)	(152)

			$53,060	$41,320	$47,307

(1) See related party disclosure in Note 6.
(2) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the Sixth Amended and Restated Management Agreement between the Company and the Manager, or the Management Agreement.

(3) Effective January 1, 2019, the interest rate was increased from 6.0% per annum to 7.5% per annum and the maturity date was extended to December 31, 2019.
(4) The amount payable under this note is collateralized by one of the principals of the borrower's 49.49% interest in an unrelated shopping center located in Atlanta, Georgia and a personal guaranty of repayment by the principals of the borrower.

(5) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2.0 million, are collateralized by a personal guaranty of repayment by the principals of the borrower.

(6) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(7) The amount payable under the note is collateralized by the developer's interest in the Fort Myers multifamily community project and a personal guaranty of repayment by the principals of the borrower.

On March 27, 2019, the Company entered into a negotiated agreement with the borrowers of the Haven Campus Communities, LLC and Haven Campus Communities Charlotte Member, LLC lines of credit, both of which were in default as of December 31, 2018. The Company received the membership interests of the Haven49 project in exchange for complete settlement of the Haven Campus Communities Charlotte Member, LLC line of credit and the Haven49 mezzanine and member loans. As part of the agreement, payments and credits totaling approximately $3.3 million were applied against the outstanding balance of the Haven Campus Communities, LLC line of credit. The Company retains a pledge of a 49.49% interest in an unrelated shopping center located in Atlanta, Georgia as additional collateral on the Haven Campus Communities, LLC line of credit.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three months ended March 31,
(in thousands)	2019	2018
Real estate loans:
Current interest payments	$7,469	$8,506
Additional accrued interest	3,385	4,726
Origination fee amortization	315	431
Purchase option termination fee amortization	4,233	—

Total real estate loan revenue	15,402	13,663
Interest income on notes and lines of credit	1,490	902
Interest income from agency mortgage-backed securities	198	—

Interest income on loans and notes receivable	$17,090	$14,565

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2019 of approximately $338.3 million. The maximum aggregate amount of loans to be funded as of March 31, 2019 was approximately $484.2 million, which includes approximately $145.9 million of loan committed amounts not yet funded.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the 464 Bishop, Dawsonville Marketplace, Falls at Forsyth, Newbergh, Newbergh Capital, Solis Kennesaw, Solis Kennesaw Capital, Solis Kennesaw II, 8West and 8West construction loans, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of March 31, 2019 totaled approximately $89.7 million (with a total commitment amount of approximately $167.8 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of the drawn amount.

Freddie Mac K Program investments

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

On March 28, 2019, the Company purchased a subordinate tranche of Series 2019-ML05, a pool of 21 multifamily mortgages with a total pool size of approximately $295.7 million, from Freddie Mac. The Company's tranche of the 2019-ML05 pool pays monthly interest of approximately $103,000. The purchase price of the subordinate tranche was approximately $18.4 million and has a weighted average maturity of approximately 16.1 years, at which time the Company will collect the face value of its tranche of $29.6 million. The yield to maturity of the subordinate tranche is expected to be approximately 8.9% per annum.

The Company has evaluated the structure of the investments under the VIE rules and has determined that, due to the Company's position as directing certificate holder of the two mortgage pools, it is in the position most able to influence the financial performance of the trusts. As the subordinate tranche holder, the Company also holds the first loss position of the mortgage pools. As such, the Company is deemed to be the primary beneficiary of the VIEs and has consolidated the assets, liabilities, revenues, expenses and cash flows of both trusts in its consolidated financial statements as of and for the three-month period ended March 31, 2019. The Company's maximum exposure to loss from the combined mortgage pools from the Freddie Mac K program is approximately $23.9 million. The Company has no recourse liability to either the creditors or other beneficial interest holders of either investment.

Agency Mortgage-Backed Securities investments

In December 2018, the Company began investing in Agency Mortgage-Backed Securities representing undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. The investments are classified as trading securities. On December 20, 2018, the Company sold its entire position of a pool with associated premium amounts totaling $41.1 million. At December 31, 2018, the Company held a receivable related to this sale transaction of $41.2 million, which was collected upon the settlement of the transaction in January 2019. Additionally, for the quarter ended March 31, 2019, the Company recorded approximately $198,000 in interest income related to these investments.

5. Redeemable Preferred Stock and Equity Offerings
At March 31, 2019, the Company's active equity offerings consisted of:

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

As of March 31, 2019, cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)				Deferred Offering Costs
Offering	Total offering		Gross proceeds as of March 31, 2019	Reclassified as reductions of stockholders' equity		Recorded as deferred assets	Total	Specifically identifiable offering costs (2)	Total offering costs
$1.5 Billion Unit Offering	$1,500,000		$814,332	$4,686	65%	$2,507	$7,193	$76,886	$84,079
mShares Offering	500,000		56,698	1,671	45%	2,013	3,684	2,369	6,053
2016 Shelf Offering	300,000	(1)	98,080	693	33%	1,360	2,053	3,001	5,054
2019 Shelf Offering	—	(3)	—	—		466	466	—	466

Total	$2,300,000		$969,110	$7,050		$6,346	$13,396	$82,256	$95,652

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

(1) Included in the $300 million Shelf Offering is a total of $150 million allocated for the 2016 ATM Offering, which is not listed separately.

(2) These offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

(3) On April 25, 2019, the Company's 2019 Shelf Registration Statement was declared effective.

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

6. Related Party Transactions
On April 16, 2018, John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, passed away. The Company's Haven 12 real estate loan investment and Haven Campus Communities LLC line of credit are both supported in part by a guaranty of repayment and performance by John A. Williams, Jr., John A. Williams' son. Because the terms of these loans were negotiated and agreed upon while John A. Williams was the Chief Executive Officer of the Company, these instruments will continue to be reported as related party transactions until the loans are repaid. The Company named Daniel M. DuPree as Chairman of the Board of Directors and Chief Executive Officer of the Company. Leonard A. Silverstein was named Vice Chairman of the Board of Directors and continues as the Company's President and Chief Operating Officer.

On March 27, 2019, the Company's Haven49 and Haven49 Member real estate loan investments and the Haven Campus Communities Charlotte Member LLC line of credit were deemed satisfied in full in connection with the Company's acceptance of the borrowers' membership interests in the underlying Haven49 project.

Mr. Silverstein is an executive officer and Messrs. DuPree and Silverstein are also directors of NELL Partners, Inc., which controls the Manager. Mr. DuPree is the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

The Company's Wiregrass and Wiregrass Capital real estate loan investments are partially financing the development of a multifamily community in Tampa, Florida by the Altman Companies. Timothy A. Peterson is a member of management of the Altman Companies as well as Chairman of the Audit Committee of the Company's Board of Directors. The Wiregrass loans therefore qualify as related party transactions.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three-month periods ended March 31,
Type of Compensation	Basis of Compensation	2019	2018

Acquisition fees	1.0% of the gross purchase price of real estate assets	$1,400	$1,759
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	401	800
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property.	344	740
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,725	3,665
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	2,457	2,093
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,486	1,433
Construction management fees	Quarterly fee for property renovation and takeover projects	57	131
Disposition fees	1% of the sale price of a real estate asset	—	435

		$9,870	$11,056

The Manager may, in its discretion, waive some or all of the asset management, property management, or general and administrative fees in the current period for properties owned by the Company. The waived fees may become earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle. A cumulative total of approximately $15.3 million of combined asset management and general and administrative fees related to acquired properties as of March 31, 2019 have been waived by the Manager. A total of $13.8 million remaining waived fees could possibly be earned by the Manager in the future.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(in thousands)
Three-month periods ended March 31,
2019	2018
$4,079	$3,609

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $128,081 and $119,269 for the three-month periods ended March 31, 2019 and 2018, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $337,344 and $356,022 for the three-month periods

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

ended March 31, 2019 and 2018 , respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

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

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month and beginning in March 2017, on its Series M Preferred Stock, on an escalating scale of $4.79 per month in year one, increasing to $6.25 per month in year eight and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary. The Company declared aggregate quarterly cash dividends on its Common Stock of $0.26 and $0.25 per share for the three-month periods ended March 31, 2019 and 2018, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At March 31, 2019, the Company had 879,335 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the three months ended March 31,
	2019	2018
(in thousands)
Series A Preferred Stock	$24,734	$19,204
mShares	806	313
Common Stock	11,195	9,802
Class A OP Units	229	268

Total	$36,964	$29,587

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

Equity compensation expense by award type for the Company was:

	Three-month period ended March 31,		Unamortized expense as of March 31,
(in thousands)	2019	2018	2019

Class B Unit awards:
Executive officers - 2016	$2	$74	$—
Executive officers - 2017	78	107	238
Executive officers - 2018	72	816	501
Restricted stock grants:
2017	—	90	—
2018	90	—	30
Restricted stock units:
2017	18	21	57
2018	19	27	168
2019	32	—	346

Total	$311	$1,135	$1,340

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for the 2017 and 2018 service years vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2017	24,408	$14.75	$360
2018	24,810	$14.51	$360

Class B OP Units

On January 4, 2016, the Company caused the Operating Partnership to grant 265,931 Class B Units of the Operating Partnership, or Class B OP units, for service to be rendered during 2016, 2017 and 2018. On January 3, 2017, the Company caused the Operating Partnership to grant 286,392 Class B OP Units, for service to be rendered during 2017, 2018 and 2019. On January 2, 2018, the Company caused the Operating Partnership to grant 256,087 Class B OP Units, for service to be rendered during 2018, 2019 and 2020. The Company did not grant any Class B OP Units during the three-month period ended March 31, 2019.

On January 2, 2018, John A. Williams, the late Chief Executive Officer of the Company, was granted 53,746 Class B OP Units.  On April 16, 2018, Mr. Williams passed away and his granted Class B OP Units were modified on a pro-rata basis as of the date of his death.  Of the 53,746 Class B OP Units granted to Mr. Williams, 38,284 Class B OP Units with a total fair value of approximately 638,000 were forfeited.  The remaining 15,462 Class B OP Units became vested Class B Units on January 2, 2019, and remained subject to the earning provision of all Class B OP Unit grants in order to convert to Class A OP Units. An additional 156,306 Class B OP Units granted to individuals other than Mr. Williams with an aggregate fair value of $2.6 million were forfeited in 2018.

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
March 31, 2019
(unaudited)

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

The underlying valuation assumptions and results for the 2018 Class B OP Unit awards were:

Grant dates	1/2/2018
Stock price	$20.19
Dividend yield	4.95%
Expected volatility	25.70%
Risk-free interest rate	2.71%

Number of Units granted:
One year vesting period	171,988
Three year vesting period	84,099
256,087

Calculated fair value per Unit	$16.66

Total fair value of Units	$4,266,409

Target market threshold increase	$5,660,580

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.25 for the 2018 awards.

For the 2018 awards, the Company's own stock price history was utilized as the basis for deriving the expected volatility assumption.

The risk-free rate assumptions were obtained from the Federal Reserve yield table and were calculated as the interpolated rate between the 20 and 30 year yield percentages on U. S. Treasury securities on the grant date.

Since the Class B OP Units have no expiration date, a derived service period of one year was utilized, which equals the period of time from the grant date to the initial valuation date.

Restricted Stock Units

The Company, through its Operating Partnership, has granted restricted stock units, or RSUs, to certain employees of affiliates of the Company, as shown in the following table:

Grant date	1/2/2019	1/2/2018	1/3/2017
Service period	2019-2021	2018-2020	2017-2019

RSU activity:
Granted	27,760	20,720	26,900
Vested	—	—	14,154
Forfeited	520	3,480	6,575

Outstanding and unvested	27,240	17,240	6,171

Fair value per RSU	$13.85	$16.66	$11.92
Total fair value of RSU grant	$384,476	$345,195	$320,648

The RSUs vest in three equal consecutive one-year tranches from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

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

Because RSUs are valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions per RSU were utilized to calculate the total fair values of the RSUs. The total fair value amounts pertaining to grants of RSUs, net of forfeitures, are amortized as compensation expense over the three one-year periods ending on the three successive anniversaries of the grant dates.

9. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

The Company partially financed the real estate properties acquired during the three-month period ended March 31, 2019 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
Gayton Crossing	1/17/2019	$18,000	Fixed	4.71%	2/1/2029
Haven49 (1)	3/27/2019	$41,550	Variable	6.24%	12/22/2019
		$59,550

(1) The Company assumed the existing construction loan on this property.

Repayments and Refinancings

On February 28, 2019, the Company refinanced the mortgage on its Lenox Village Town Center multifamily community. The existing $29.2 million mortgage bore interest at a fixed rate of 3.82% and was refinanced into a $39.3 million mortgage which bears interest at a fixed rate of 4.34%. As a result of the refinance, the Company incurred approximately $0.6 million of expenses which were capitalized as deferred loan costs, and accelerated approximately $16,000 of remaining unamortized deferred loan costs associated with the prior loan, which is included within the interest expense line of the Consolidated Statements of Operations.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

The following table summarizes our mortgage notes payable at March 31, 2019:

(dollars in thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily communities	$1,037,051	3.92%	9.7
New Market Properties	442,274	3.97%	7.0
Preferred Office Properties	485,841	4.32%	14.9
Student housing properties	160,862	4.13%	6.3

Total fixed rate mortgage debt	2,126,028	4.04%	10.1

Variable rate mortgage debt:
Multifamily communities	80,876	4.39%	4.7
New Market Properties	61,433	5.11%	2.4
Preferred Office Properties	—	—	—
Student housing properties	131,916	6.08%	1.4

Total variable rate mortgage debt	274,225	5.36%	2.6

Total mortgage debt:
Multifamily communities	1,117,927	3.95%	9.3
New Market Properties	503,707	4.11%	6.5
Preferred Office Properties	485,841	4.32%	14.9
Student housing properties	292,778	5.01%	4.1

Total principal amount	2,400,253	4.19%	9.2
Deferred loan costs	(35,495)
Mark to market loan adjustment	(4,819)
Mortgage notes payable, net	$2,359,939
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

See Note 16 regarding the Company's refinancing of the mortgage debt on the Royal Lakes Marketplace property.

The mortgage note secured by our Champions Village property has a maximum commitment of approximately $34.2 million. As of March 31, 2019, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment may be drawn as the Company achieves leasing activity, if elected by the Company. Additional advances are available through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 5.49% as of March 31, 2019.

As of March 31, 2019, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.7 years. Our mortgage notes have maturity dates between October 1, 2019 and June 1, 2054.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.60% for the three-month period ended March 31, 2019. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the Interim Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrued interest at a rate of LIBOR plus 2.5% per annum until it was repaid and extinguished during the first quarter of 2018.
The Fourth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 95% of AFFO for the trailing four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.
As of March 31, 2019, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.6 billion	(2)	$1.7 billion
Debt yield	Minimum 8.25%		10%
Payout ratio	Maximum 95%	(3)	86.5%
Total leverage ratio	Maximum 65%		57.3%
Debt service coverage ratio	Minimum 1.50x		2.02X

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum of $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $922.0 million as of March 31, 2019.
(3) Calculated on a trailing four-quarter basis. For the three-month period ended March 31, 2019, the maximum dividends and distributions allowed under this covenant was approximately $149.6 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At March 31, 2019, unamortized loan fees and closing costs for the Credit Facility were approximately $1.5 million, which will be amortized over a remaining loan life of approximately 2.7 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank.The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At March 31, 2019, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.2 million, which will be amortized over a remaining loan life of approximately 2.9 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three-month periods ended March 31,
(in thousands)	2019	2018

Multifamily communities	$11,455	$10,936
New Market Properties	5,586	4,356
Preferred Office Properties	5,351	2,541
Student housing properties	3,345	1,691
Interest paid to real estate loan participants	110	386

Total	25,847	19,910

Credit Facility and Acquisition Facility	909	1,058
Interest Expense	$26,756	$20,968
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of March 31, 2019 were:

Period	Future principal payments (in thousands)
2019	$144,720	(1)
2020	80,172
2021	199,663
2022	215,843
2023	191,947
thereafter	1,584,908

Total	$2,417,253

(1) Includes the principal amount of $17.0 million due on the Company's Revolving Line of Credit.
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of March 31, 2019 and December 31, 2018.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's eleven-year office lease, which began on October 9, 2014. As of March 31, 2019, the amount guarantied by the Company was $5.5 million and is reduced by $0.6 million per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of March 31, 2019, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $15.3 million of asset management and general and administrative fees related to acquired properties as of March 31, 2019 have been waived by the Manager.  The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of March 31, 2019, a total of $13.8 million remaining waived fees could possibly be earned by the Manager in the future.

At March 31, 2019, the Company had unfunded balances on its real estate loan portfolio of approximately $145.9 million.

At March 31, 2019, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $9.2 million.

12. Operating Leases

The Company’s grocery-anchored shopping centers and office properties are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining non-cancelable terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of March 31, 2019, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised (excludes rental income due from tenants of multifamily communities, which are of lease terms of twelve months or less):

For the year ending December 31:	Future Minimum Rents as of March 31, 2019
(in thousands)	New Market Properties	Preferred Office Properties	Total

2019 (1)	$45,661	$43,265	$88,926
2020	56,357	62,460	118,817
2021	47,238	59,332	106,570
2022	38,956	58,568	97,524
2023	33,096	57,804	90,900
Thereafter	86,664	298,949	385,613
Total	$307,972	$580,378	$888,350

(1) Remaining nine months

For the year ending December 31:	Future Minimum Rents as of December 31, 2018
(in thousands)	New Market Properties	Preferred Office Properties	Total

2019	$58,143	$56,564	$114,707
2020	51,949	61,704	113,653
2021	43,152	58,805	101,957
2022	35,218	58,108	93,326
2023	29,562	57,343	86,905
Thereafter	79,747	298,469	378,216
Total	$297,771	$590,993	$888,764

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt and Mid-Atlantic region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 48.9% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of March 31, 2019, the Company’s approximately $2.6 million square foot office portfolio was 93% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring.
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

Financing - consists of the Company's portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets, as well as the Company's investments in the Series 2018-ML04 and Series 2019-ML05 mortgage-backed pools. Excluded from the financing segment are consolidated assets of VIEs and financial results of the Company's Dawson Marketplace grocery-anchored shopping center real estate loan, which are included in the New Market Properties segment.

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
March 31, 2019
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

(in thousands)	March 31, 2019	December 31, 2018

Assets:
Multifamily communities	$1,488,544	$1,503,648
Student housing properties	499,793	411,102
Financing	468,103	448,617
New Market Properties	903,086	883,594
Preferred Office Properties	879,389	884,648
Other (including $544,869 and $264,886 of consolidated assets of VIEs)	562,999	279,349
Consolidated assets	$4,801,914	$4,410,958

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Three-month periods ended March 31,
(in thousands)	2019	2018

Capitalized expenditures:
Multifamily communities	$1,212	$4,839
Student housing properties	913	281
New Market Properties	1,577	785
Total	$3,702	$5,905

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

Total revenues by reportable segment of the Company were:

	Three-month periods ended March 31,
(in thousands)	2019	2018
Revenues

Rental revenues:
Multifamily communities	$40,314	$38,860
Student housing properties	10,024	5,670
New Market Properties	21,529	17,339
Preferred Office Properties (1)	20,371	12,392
Total rental revenues	92,238	74,261

Other revenues:
Multifamily communities	1,294	1,293
Student housing properties	194	83
New Market Properties	530	576
Preferred Office Properties	571	88
Total other revenues	2,589	2,040

Financing revenues	16,679	14,069
Consolidated revenues	$111,506	$90,370

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of March 31, 2019, the Company has deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $42.5 million which is included in the deferred revenues line on the consolidated balance sheets at March 31, 2019. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $0.9 million and $0.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

	Three-month periods ended March 31,
(in thousands)	2019	2018
Segment net operating income (Segment NOI)

Multifamily communities	$24,244	$23,523
Student housing properties	5,091	3,036
Financing	16,679	14,069
New Market Properties	15,805	12,672
Preferred Office Properties	14,805	9,062

Consolidated segment net operating income	76,624	62,362

Interest expense:
Multifamily communities	11,455	10,935
Student housing properties	3,345	1,691
New Market Properties	5,586	4,356
Preferred Office Properties	5,351	2,541
Financing	1,019	1,445
Depreciation and amortization:
Multifamily communities	20,411	21,702
Student housing properties	5,454	5,105
New Market Properties	10,335	8,880
Preferred Office Properties	9,089	4,929
Professional fees	887	474
Management fees, net of forfeitures	5,200	5,020
Loan loss allowance	—	—
Equity compensation to directors and executives	311	1,135
Gain on sale of real estate	—	(20,354)
Gain on noncash net assets of consolidated VIEs	(141)	—
Loss on extinguishment of debt	17	—
Gain on trading investment, net	(4)	—
Other	589	240

Net income (loss)	$(2,280)	$14,263

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three-month periods ended March 31,
(in thousands, except per-share figures)	2019	2018
Numerator:
Operating income before gains on sales of real estate and trading investment	$24,348	$14,877
Gains on sales of real estate and trading investment	4	20,354

Operating income	24,352	35,231
Interest expense	26,756	20,968
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	141	—
Loss on extinguishment of debt	(17)	—

Net (loss) income	(2,280)	14,263
Consolidated net loss (income) attributable to non-controlling interests	(492)	(380)

Net (loss) income attributable to the Company	(2,772)	13,883

Dividends declared to preferred stockholders	(25,539)	(19,517)
Earnings attributable to unvested restricted stock	(2)	(2)

Net loss attributable to common stockholders	(28,313)	(5,636)

Denominator:
Weighted average number of shares of Common Stock - basic	42,680	39,098

Effect of dilutive securities: (D)	—	—

Weighted average number of shares of Common Stock - basic and diluted	42,680	39,098

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.66)	$(0.14)

(A) The Company's outstanding Class A Units of the Operating Partnership (879 and 1,070 Units at March 31, 2019 and 2018, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,720 and 1,313 outstanding shares of Series A Preferred Stock at March 31, 2019 and 2018, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 56 and 20 mShares outstanding at March 31, 2019 and 2018, respectively.

(C) The Company's outstanding unvested restricted share awards (6 and 6 shares of Common Stock at March 31, 2019 and 2018, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 25,284 shares of Common Stock; (ii) 93 Class B Units; (iii) 6 shares of unvested restricted common stock; and (iv) 51 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

	As of March 31, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$336,138	$368,758	$—	$—	$368,758
Notes receivable and line of credit receivable	41,320	41,320	—	—	41,320
	$377,458	$410,078	$—	$—	$410,078
Financial Liabilities:
Mortgage notes payable	$2,400,253	$2,396,840	$—	$—	$2,396,840
Revolving credit facility	17,000	17,000	—	—	17,000
Loan participation obligations	—	—	—	—	—
	$2,417,253	$2,413,840	$—	$—	$2,413,840

	As of December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$334,211	$366,328	$—	$—	$366,328
Notes receivable and line of credit receivable	47,307	47,307	—	—	47,307
	$381,518	$413,635	$—	$—	$413,635
Financial Liabilities:
Mortgage notes payable	$2,339,752	2,313,405	$—	$—	$2,313,405
Revolving credit facility	57,000	57,000	—	—	57,000
Loan participation obligations	5,181	5,181	—	—	5,181
	$2,401,933	$2,375,586	$—	$—	$2,375,586

(1) The carrying value of real estate assets at December 31, 2018 included the Company's balance of the Palisades real estate loan investment, which included the amounts funded by an unrelated participant. On March 13, 2019, the Company repurchased the loan participant's 25% balance in the loan from the loan participant and at March 31, 2019, carried the entire loan balance on its consolidated balance sheet without reflection of any liability to any third party.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

based on the outstanding loan balances at March 31, 2019, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

The following table presents activity of the two mortgage pools from the Freddie Mac K Program as of and for the three-month period ended March 31, 2019:

	Assets	Liabilities
(in thousands)	Multifamily mortgage loans held in VIEs at fair value	VIE liabilities, at fair value	Net
Balance as of December 31, 2018	$269,946	$264,886	$5,060
Initial consolidation of ML-05 trust:	289,325	270,670	18,655
Gains (losses) included in net income due to change in fair value of net assets of VIE:	10,133	9,992	141
Repayments of underlying mortgage principal amounts and repayments to Class A holders:	(679)	(679)	—
Balance as of March 31, 2019	$568,725	$544,869	$23,856

The following table presents the level 3 input used to calculate the fair value of the consolidated assets and liabilities of the two VIEs:

(in thousands)	Fair value	Valuation methodology	Unobservable input
Assets:
Multifamily mortgage loans held in VIEs at fair value	$568,725	Discounted cash flow	Discount rate	4.5%
Liabilities:
VIE liabilities, at fair value	$544,869	Discounted cash flow	Discount rate	4.5%

The following tables present the estimated fair values of the consolidated assets and liabilities from the two VIEs, for which the Company has elected the fair value option.

	As of March 31, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pools	$568,725	$568,725	$—	$—	$568,725
Financial Liabilities:
VIE liabilities from mortgage-backed pools	$544,869	$544,869	$—	$—	$544,869

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(unaudited)

	December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pools	$269,946	$269,946	$—	$—	$269,946
Financial Liabilities:
VIE liabilities from mortgage-backed pools	$264,886	$264,886	$—	$—	$264,886

Disclosure guidance under GAAP requires the Company to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the two mortgage pools is more observable. The VIE assets within the two mortgage pools consist of mortgage loans which finance 40 and 20 multifamily communities at March 31, 2019 and December 31, 2018, respectively. The fair value of the VIE assets within the level 3 hierarchy are comprised of the fair value of the mortgages as estimated by the Company, which were developed utilizing a discounted cash flow model over the remaining terms of the mortgages until their maturity dates and utilizing discount rates believed to approximate the market risk factor for instruments of similar type and duration. The fair values of the notes are categorized within the level 3 hierarchy of fair value estimation as the discount rate primary input assumption is unobservable.

16. Subsequent Events

Between April 1, 2019 and April 30, 2019, the Company issued 41,962 Units under its $1.5 Billion Unit Offering and collected net proceeds of approximately $37.7 million after commissions and fees and issued 3,482 shares of Series M Preferred Stock under the mShares offering and collected net proceeds of approximately $3.4 million after commissions and fees.

On April 12, 2019, the Company closed on two real estate loan investments of up to approximately $7.2 million in support of a planned second phase of the Company's Lodge at Hidden River multifamily community located in Tampa, Florida.

On April 12, 2019, the Company refinanced the variable-rate mortgage on its Royal Lakes Marketplace grocery-anchored shopping center into a new 10 year, $9.7 million loan with a fixed rate of 4.29%.

On April 12, 2019, the Company refinanced the variable-rate mortgage on its Cherokee Plaza grocery-anchored shopping center into a new 8 year, $25.2 million loan with a fixed rate of 4.28%.

On April 25, 2019, the Company's 2019 Shelf Registration Statement was declared effective.

Item 1B.	Unresolved Staff Comments

None.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the quarter ended March 31, 2019, we acquired one grocery-anchored shopping center and one student housing property.

During the quarter ended March 31, 2019, we issued 129,680 Units and collected net proceeds of approximately $116.7 million from our $1.5 Billion Unit Offering and issued 12,472 shares of Series M Preferred Stock and and collected net proceeds of approximately $12.1 million from our mShares Offering. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during the quarter ended March 31, 2019, we issued 334,480 shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $4.2 million from those exercises.

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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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

Multifamily Communities

                The pipeline of new multifamily construction, although increasing nationwide in recent years, may be showing signs of declining going forward, or at least plateauing. The new supply coming on line to date has been generally in line with demand in most of our markets although we have seen some areas where demand is falling short of new supply. Nationally, new multifamily construction is currently at or above average historical levels in most markets. Even with the increase in new supply of multifamily properties, recent job growth and demographic trends have led to reasonable levels of absorption in most of our markets. The absorption rate has led to generally stable occupancy rates with increases in rental rates in most of our markets. We believe the supply of new multifamily construction will not increase dramatically as the constraints in the market (including availability of quality sites and the difficult permitting and entitlement process) will constrain further increases in multifamily supply. We expect that new supply is at or near a peak and these constraints may result in a leveling out or decline in new multifamily “starts” in 2019 and 2020. As an offset, the presidential administration may loosen banking regulation standards, which could cause an increase in available capital for new construction. Any relaxing of these regulations could lead to more capital for new multifamily development and an increase in supply. The cost of private capital, less debt capital available from traditional commercial banks for real estate loans and a softening of the market in some “Gateway” cities have all put pressure on the pricing dynamic in multifamily transactions. This could lead to an increase in capitalization rates and a softening price environment, and if this were to occur, then our pipeline of candidate multifamily property acquisitions with returns meeting our investment objectives may expand. However, it is important to note that, currently, equity capital for multifamily product remains available and has fueled the demand for the product which has led to the recent cap rate compression. Currently, that availability of capital remains strong and the investment market for multifamily remains popular.

               The recent declines in U.S. Treasury yields combined with competitive lender spreads have maintained a favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the U.S. President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets. Recent US bond market movements have seen rates decline and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable to slightly lower. Other lenders in the market have had generally stable spreads as well. During 2019, we may well see spreads remaining at or near  current levels as the investment community becomes more comfortable with the direction of the market and the US economy. With the recent decrease in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs could be limited by caps on production or capital retention rates imposed by the Federal Housing and Finance Association, which could lead to higher lending costs, although we expect such higher costs to be offset by increased lending activity by other market participants; however, such other market participants may have increased costs and stricter underwriting criteria. Recently, there has been increased dialog from multiple sources discussing the future of the GSEs. Any change to the structure of the GSEs and their business model could have material impacts on the multifamily debt capital markets generally.

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

Student Housing Properties

                Regarding the student housing industry, while we have not seen declining rents nationwide at the start of the 2018-2019 academic year, year over year preleasing numbers are slightly lower nationwide. Industry reports suggest that nationally, effective rent is $658 per bed, which represents a 1.5% increase from last year. Some university markets are seeing an average increase of 11.4% in off-campus student housing inventory. There were approximately 40,000 student housing beds delivered across the country in the fall of 2018, with a forecast of 49,000 off campus student housing beds for fall of 2019 delivery. This inventory growth remains in line with recent years.

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

               Most of the growth in e-commerce around grocers is focused on “the last mile” or getting the goods in the stores to the homes of the customer. Some of our grocers have partnered with third parties (Publix and Kroger with Instacart) or formulated internal solutions (Walmart/in-store pickup and Kroger Pickup) to help advance this segment of their business and to increase customer convenience and promote brand loyalty. We believe that the traditional grocers must be proactive in pursuing on-line solutions in combination with their bricks and mortar physical stores and we have seen our primary grocery store anchors, Publix and Kroger, react quickly and aggressively to bolster their e-commerce and delivery options, an example being Kroger's acquisition of an interest in Ocado, a UK-based company that is the world's largest dedicated online grocery retailer that has developed a proprietary end-to-end operating solution for online grocery retail. We do believe that there will continue to be margin pressure on grocers and this will likely accelerate the difficulties of the weaker grocery chains. Furthermore, this could lead to increased mergers and acquisitions activity in the grocery sector which could also result in store closings or store downsizings due to store trade area overlap.

Preferred Office Properties

                The office investment market continues to post healthy fundamentals across our current and target footprint, where we are primarily focused on high growth, non-“Gateway” markets. Due to banking reforms and conservative behavior among market participants, this cycle has been characterized by an historically low level of speculative office construction which is supporting continued good performance. While rising interest rates may challenge competitors over the coming months, we are uniquely insulated in our current portfolio through long-term leases, few vacancies, long-term fixed rate debt and no sale pressure. In the event of continued interest rate hikes we would expect to see a softening cap rate environment as real estate re-prices, and seek to take advantage of that through property acquisitions.

Critical Accounting Policies
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month periods ended March 31, 2019 were:

	Three months ended March 31,
	2019	2018	% change

Revenues (in thousands)	$111,506	$90,370	23.4%

Per share data:
Net income (loss) (1)	$(0.66)	$(0.14)	—
FFO (2)	$0.39	$0.37	5.4%
AFFO (2)	$0.32	$0.26	23.1%
Dividends (3)	$0.26	$0.25	4.0%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and AFFO results are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.

(3) Per share of Common Stock and Class A Unit outstanding.

•
For the first quarter 2019, our FFO payout ratio to Common Stockholders and Unitholders was approximately 67.1% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 60.0%. (A)

•
For the first quarter 2019, our AFFO payout ratio to Common Stockholders and Unitholders was approximately 80.8% and our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 64.4%. (B)

•
At March 31, 2019, the market value of our common stock was $14.82 per share. A hypothetical investment in our Common Stock in our initial public offering on April 5, 2011, assuming the reinvestment of all dividends and no transaction costs, would have resulted in an average annual return of approximately 18.2% through March 31, 2019.

•	As of March 31, 2019, the average age of our multifamily communities was approximately 5.2 years, which is the youngest in the public multifamily REIT industry.

•
Approximately 88.6% of our permanent property-level mortgage debt has fixed interest rates and approximately 5.8% has variable interest rates which are capped. After the refinancing of the variable rate mortgages on our Royal Lakes Marketplace and Cherokee Plaza properties in April 2019, 90.0% of our mortgage debt has fixed interest rates. In addition, we plan to refinance the remaining uncapped variable rate mortgage debt into new fixed rate instruments during the remainder of 2019. We believe we are well protected against potential increases in market interest rates.

•
At March 31, 2019, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 53.0%. Our leverage calculation excludes the gross assets and liabilities of approximately $544.9 million that are owned by other pool participants in the Freddie Mac K program, that we consolidated under the VIE rules.

•
As of March 31, 2019, our total assets were approximately $4.8 billion compared to approximately $3.4 billion as of March 31, 2018, an increase of approximately $1.4 billion, or approximately 41.5%. This growth was driven by (i) the acquisition of 16 real estate properties (partially offset by the sale of three properties) and (ii) the consolidation of the mortgage pools from the Freddie Mac K program. Excluding the consolidated mortgage pool assets from other participants, our total assets grew approximately $862.9 million, or 25.4% since March 31, 2018.

•	On March 25, 2019, we closed on a real estate loan investment aggregating approximately $10.8 million in support of a multifamily community to be located in Destin, Florida.

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

Real Estate Loan Investments

Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts ranging from between 10 and 60 basis points, depending on the loan. As of March 31, 2019, our actual and potential purchase option portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
Palisades	Northern VA	304	5/1/2019	5/31/2019
Falls at Forsyth	Atlanta, GA	356	S + 90 days (2)	S + 150 days (2)
V & Three	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
E-Town	Jacksonville, FL	332	S + 90 days (3)	S + 150 days (3)
Vintage	Destin, FL	282	(4)	(4)

Student housing properties:
Solis Kennesaw II	Atlanta, GA	175	(5)	(5)

Office property:
8West	Atlanta, GA	(6)	(6)	(6)

		2,328

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio. The purchase options held by us on the Sanibel Straights, Wiregrass, Newbergh, Cameron Square and Solis Kennesaw projects were terminated, in exchange for an aggregate $7.9 million in termination fees from the developers.

(2) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(3) The option period window begins on the earlier of June 21, 2024 and the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(4) The option period window begins on the later of one year following receipt of final certificate of occupancy or 90 days beyond the achievement of a 93% physical occupancy rate by the underlying property and ends 60 days beyond the option period beginning date,

(5) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2020 and end on December 31, 2020.

(6) The project plans are for the construction of a class A office building consisting of approximately 191,000 rentable square feet; our purchase option window opens 90 days following the achievement of 90% lease commencement and ends on November 30, 2024 (subject to adjustment). Our purchase option is at the to-be-agreed-upon market value. In the event the property is sold to a third party, we would be due a fee based on a minimum multiple of 1.15 times the the total commitment amount of the real estate loan investment, less the amounts actually paid by borrower, up to and including payment of accrued interest and repayment of principal at the time of the sale

Three-month period ended March 31, 2019 compared to 2018

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month period ended March 31, 2019 versus 2018:

Preferred Apartment Communities, Inc.	Three months ended March 31,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$92,238	$74,261	$17,977	24.2%
Other property revenues	2,178	1,544	634	41.1%
Interest income on loans and notes receivable	11,288	10,300	988	9.6%
Interest income from related parties	5,802	4,265	1,537	36.0%
Total revenues	111,506	90,370	21,136	23.4%

Operating expenses:
Property operating and maintenance	10,792	8,805	1,987	22.6%
Property salary and benefits	4,657	3,899	758	19.4%
Property management fees	3,267	2,756	511	18.5%
Real estate taxes	12,500	9,975	2,525	25.3%
General and administrative	2,614	1,841	773	42.0%
Equity compensation to directors and executives	311	1,135	(824)	(72.6)%
Depreciation and amortization	45,289	40,616	4,673	11.5%
Asset management and general and administrative
expense fees to related parties	7,829	6,241	1,588	25.4%
Insurance, professional fees and other expenses	2,528	1,445	1,083	74.9%

Total operating expenses	89,787	76,713	13,074	17.0%
Waived asset management and general and administrative
expense fees	(2,629)	(1,220)	(1,409)	—

Net operating expenses	87,158	75,493	11,665	15.5%
Operating income before gains on sales of
real estate and trading investments	24,348	14,877	9,471	63.7%
Gain on sale of real estate and trading investment	4	20,354	(20,350)	(100.0)%
Operating income	24,352	35,231	(10,879)	(30.9)%
Interest expense	26,756	20,968	5,788	27.6%
Change in fair value of net assets of consolidated
VIE from mortgage-backed pool	141	—	141	—
Loss on debt extinguishment	(17)	—	(17)	—
Net (loss) income	(2,280)	14,263	(16,543)	—
Consolidated net loss attributable to non-controlling interests	(492)	(380)	(112)	—

Net (loss) income attributable to the Company	$(2,772)	$13,883	$(16,655)	—

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three-month period ended March 31, 2019 versus 2018 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three months ended March 31,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$21,529	$17,339	$4,190	24.2%
Other property revenues	95	80	15	18.8%
Interest income on loans and notes receivable	435	496	(61)	(12.3)%
Total revenues	22,059	17,915	4,144	23.1%

Operating expenses:
Property operating and maintenance	2,058	1,647	411	25.0%
Property management fees	767	728	39	5.4%
Real estate taxes	2,797	2,568	229	8.9%
General and administrative	358	147	211	143.5%
Equity compensation to directors and executives	18	148	(130)	(87.8)%
Depreciation and amortization	10,335	8,880	1,455	16.4%
Asset management and general and administrative
expense fees to related parties	1,657	1,316	341	25.9%
Insurance, professional fees and other expenses	383	231	152	65.8%
Total operating expenses	18,373	15,665	2,708	17.3%
Waived asset management and general and administrative
expense fees	(99)	(67)	(32)	47.8%
Net operating expenses	18,274	15,598	2,676	17.2%

Operating income	3,785	2,317	1,468	63.4%
Interest expense	5,586	4,356	1,230	28.2%
Net loss	$(1,801)	$(2,039)	$238	(11.7)%

Recent acquisitions

Our acquisitions (net of dispositions) of real estate assets since January 1, 2018 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month period ended March 31, 2019 versus 2018.

Real estate assets acquired

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
1/9/2018	The Lux at Sorrel	Jacksonville, FL	265	n/a	n/a
2/28/2018	Green Park	Atlanta, GA	310	n/a	n/a
9/27/2018	The Lodge at Hidden River	Tampa, FL	300	n/a	n/a
11/9/2018	Vestavia Reserve	Birmingham, AL	272	n/a	n/a
11/15/2018	CityPark View South (1)	Charlotte, NC	200	n/a	n/a

	New Market Properties:
4/27/2018	Greensboro Village	Nashville, TN	n/a	n/a	70,203
4/27/2018	Governors Towne Square	Atlanta, GA	n/a	n/a	68,658
6/26/2018	Neapolitan Way	Naples, FL	n/a	n/a	137,580
6/29/2018	Conway Plaza	Orlando, FL	n/a	n/a	117,705
7/6/2018	Brawley Commons	Charlotte, NC	n/a	n/a	122,028
12/21/2018	Hollymead Town Center	Charlottesville, VA	n/a	n/a	158,807
1/17/2019	Gayton Crossing	Richmond, VA	n/a	n/a	158,316

	Student housing properties:
5/10/2018	The Tradition	College Station, TX	427	808	n/a
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894	n/a
6/27/2018	The Bloc	Lubbock, TX	140	556	n/a
3/27/2019	Haven49	Charlotte, NC	322	887	n/a

	Preferred Office Properties:
1/29/2018	Armour Yards	Atlanta, GA	n/a	n/a	187,000
7/31/2018	150 Fayetteville	Raleigh, NC	n/a	n/a	560,000
12/20/2018	Capitol Towers	Charlotte, NC	n/a	n/a	479,000

			2,457	3,145	2,059,297
(1) CityPark View South is a second phase of an existing property, and shares a leasing office with the original phase. Therefore, it is not counted as a separate property.

Real estate assets sold

Disposition date	Property	Location	Units

3/20/2018	Lake Cameron	Raleigh, NC	328
9/28/2018	Stone Rise	Philadelphia, PA	216
10/23/2018	Stoneridge Farms at the Hunt Club	Nashville, TN	364
12/11/2018	McNeil Ranch	Austin, TX	192

Rental Revenues

Rental revenue increased due primarily to properties acquired since January 1, 2018, as shown in the following table:

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
Rental revenues	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$21,167	117.7%
Properties sold since January 1, 2018	(3,802)	(21.1)%
Properties acquired in 2011 - 2017	612	3.4%

Total	$17,977	100.0%

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

The increases in other property revenues for the three-month period ended March 31, 2019 versus 2018 were primarily due to the acquisitions listed above.

Interest income from our real estate loan investments increased for the three-month period ended March 31, 2019 versus 2018, primarily due to the recognition of approximately $4.2 million of interest income from the fees earned from the termination of purchase options on five multifamily communities and two student housing properties. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $338.3 million at March 31, 2019 from $415.1 million at March 31, 2018. The total commitment amount of our real estate loan investment portfolio decreased from approximately $559.1 million at March 31, 2018 to $484.2 million at March 31, 2019.

We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

Property operating and maintenance expense

Expenses to operate and maintain our properties increased due primarily to properties acquired since January 1, 2018, as shown in the following table. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
Property operating and maintenance expense	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$2,753	138.6%
Properties sold since January 1, 2018	(620)	(31.2)%
Properties acquired in 2011 - 2017	(146)	(7.4)%

Total	$1,987	100.0%

Property salary and benefits

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired since January 1, 2018, as shown in the following table.

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
Property salary and benefits	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$934	123.2%
Properties sold since January 1, 2018	(375)	(49.5)%
Properties acquired in 2011 - 2017	199	26.3%

Total	$758	100.0%

Property management fees

We pay a fee for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are generally 4% of gross property revenues, of which generally 2.0% to 2.5% is paid to a third party management company. Property management fees for office building assets are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. The increases were primarily due to properties acquired since January 1, 2018, as shown in the following table.

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
Property management fees	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$699	136.8%
Properties sold since January 1, 2018	(163)	(31.9)%
Properties acquired in 2011 - 2017	(25)	(4.9)%

Total	$511	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since January 1, 2018, as shown in the following table:

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
Real estate taxes	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$2,685	106.4%
Properties sold since January 1, 2018	(391)	(15.5)%
Properties acquired in 2011 - 2017	231	9.1%

Total	$2,525	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase was primarily due to administrative expenses related to the properties acquired since January 1, 2018, as shown in the following table:

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
General and administrative expense	Amount (rounded to 000s):	Percent of increase
Taxes, licenses and fees	$241	31.3%
Properties acquired since January 1, 2018	478	61.8%
Properties sold since January 1, 2018	(87)	(11.3)%
Properties acquired in 2011 - 2017	141	18.2%

Total	$773	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards decreased for the three-month period ended March 31, 2019 versus 2018 primarily due to the lack of a Class B OP Unit grant for 2019. The Class B Unit grant made on January 2, 2018 was comprised of an aggregate 256,087 Class B Units with a fair value of approximately $4.3 million.

Depreciation and amortization

The net increases in depreciation and amortization were driven by:

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
Depreciation and amortization	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$13,299	284.6%
Properties sold since January 1, 2018	(900)	(19.3)%
Properties acquired in 2011 - 2017	(7,726)	(165.3)%

Total	$4,673	100.0%

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

Insurance, professional fees and other expenses

The increases consisted of:

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
Insurance, professional fees and other expenses	Amount (rounded to 000s):	Percent of increase
Audit and tax fees	$111	10.2%
Insurance premiums and claims	692	63.9%
Legal fees	34	3.1%
Internalization costs	45	4.2%
Other professional fees	201	18.6%

Total	$1,083	100.0%

Waived asset management and general and administrative expense fees

The Manager may, in its discretion, waive some or all of the asset management, property management, or general and administrative fees for properties owned by the Company. The waived fees are converted at the time of such election into contingent fees, which are earned by the Manager only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.

There were no contingent fees realized due to property sales for the three-month periods ended March 31, 2019 or 2018.

Interest expense

The increases consisted of:

	Three-month Period Ended March 31,
	2019 versus 2018
	Increase
Interest expense	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$6,953	120.2%
Properties sold since January 1, 2018	(686)	(11.9)%
Properties acquired in 2011 - 2017	(53)	(0.9)%
KeyBank operating LOC and Term Notes	(149)	(2.6)%
Loan participants	(277)	(4.8)%

Total	$5,788	100.0%

See the sections entitled Contractual Obligations and Item 3 Quantitative and Qualitative Disclosures About Market Risk.

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
• internalization costs;
• allowances for loan loss reserves;
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

AFFO figures reported by us may not be comparable to those AFFO figures reported by other companies. We utilize AFFO as another measure of the operating performance of our portfolio of real estate assets. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and may be useful in comparing our operating performance with other real estate companies. Since our calculation of AFFO removes other significant non-cash charges and revenues and other costs which are not representative of our ongoing business operations, we believe it improves comparability to investors in assessing our core operating results across periods. AFFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders. FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

Reconciliation of FFO Attributable to Common Stockholders and Unitholders and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)
		Three months ended March 31,
(In thousands, except per-share figures)		2019	2018

Net income (loss) attributable to common stockholders (See note 1)		$(28,313)	$(5,636)

Add:	Depreciation of real estate assets	35,717	27,712
	Amortization of acquired real estate intangible assets and deferred leasing costs	9,123	12,591
	Net income (loss) attributable to non-controlling interests (See note 2)	492	380
Less:	Gains on sales of trading investment and real estate	—	(20,354)
FFO attributable to common stockholders and unitholders		17,019	14,693

Add:	Loan cost amortization on acquisition term note	19	25
	Amortization of loan coordination fees paid to the Manager (See note 3)	468	476
	Weather-related property operating losses (See note 4)	—	(260)
	Payment of costs related to property refinancing	55	41
	Non-cash equity compensation to directors and executives	311	1,135
	Amortization of loan closing costs (See note 5)	1,131	1,045
	Depreciation/amortization of non-real estate assets	449	313
	Net loan fees received (See note 6)	401	800
	Accrued interest income received (See note 7)	2,760	1,343
	Internalization costs (See note 8)	45	—
	Deemed dividends from cash redemptions of preferred stock	3	318
	Amortization of lease inducements (See note 9)	428	257
	Non-cash dividends on Preferred Stock	93	106
	Cash received in excess of amortization of purchase option termination revenues (See note 10)	296	—
Less:	Non-cash loan interest income (See note 7)	(3,324)	(4,932)
	Non-cash revenues from mortgage-backed securities	(141)	—
	Cash paid for loan closing costs	(3)	(391)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(3,758)	(3,189)
	Amortization of deferred revenues (See note 12)	(940)	(497)
	Normally recurring capital expenditures and leasing costs (See note 13)	(1,180)	(874)

AFFO		$14,132	$10,409

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$11,195	$9,802
	Distributions to Unitholders (See note 2)	229	268
	Total	$11,424	$10,070

Common Stock dividends and Unitholder distributions per share		$0.26	$0.25

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.39	$0.37
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.32	$0.26

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	42,680	39,098
	Class A Units	880	1,070
	Common Stock and Class A Units	43,560	40,168

	Diluted Common Stock and Class A Units (B)	44,199	41,226

Actual shares of Common Stock outstanding, including 6 unvested shares
of restricted Common Stock at both March 31, 2019 and 2018.		43,244	39,215
Actual Class A Units outstanding at March 31, 2019 and 2018, respectively.		879	1,070
	Total	44,123	40,285

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 2.02% weighted average non-controlling interest in the Operating Partnership for the three-month period ended March 31, 2019.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter ended March 31, 2019 include activity for the properties acquired during the quarter only from their respective dates of acquisition. In addition, the first quarter 2019 period includes activity for the properties acquired since March 31, 2018. Rental and other property revenues and expenses for the first quarter 2018 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 879,335 Class A Units as of March 31, 2019. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 2.02% and 2.67% for the three-month periods ended March 31, 2019 and 2018, respectively.

3)
We pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, to reflect the administrative effort involved in arranging debt financing for acquired properties. The fees are calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of AFFO. At March 31, 2019, aggregate unamortized loan coordination fees were approximately $13.4 million, which will be amortized over a weighted average remaining loan life of approximately 10.7 years.

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

5)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. Effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At March 31, 2019, aggregate unamortized loan costs were approximately $23.6 million, which will be amortized over a weighted average remaining loan life of approximately 9.1 years.

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

8)	This adjustment reflects the add-back of exploratory expenses incurred by the Company related to the potential internalization of the functions performed by its Manager.

9)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)
Effective January 1, 2019, we terminated our purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by us. In exchange for termination fees aggregating $7.9 million from the developers, which are recorded as revenue over the period beginning on the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. As of March 31, 2019, we had received cash in excess of recognized termination fee revenues of approximately $296,000. This difference is an additive adjustment to FFO in our calculation of AFFO.

11)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At March 31, 2019, the balance of unamortized below-market lease intangibles was approximately $46.6 million, which will be recognized over a weighted average remaining lease period of approximately 9.2 years.

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.60% for the three-month period ended March 31, 2019. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance.
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

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2019, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities and student housing communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein.

Our net cash provided by operating activities for the three-month periods ended March 31, 2019 and 2018 was approximately $26.4 million and $31.4 million, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in non-cash revenues such as straight-line rents and deferred revenues, and the timing of payments related to property insurance.  The Company’s property insurance payments have historically been made in the fourth quarter of each year, but were made in the first quarter of 2019.

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

We also earn interest revenue from the issuance of real estate-related loans and may receive fees at the inception of these loans for committing and originating them. Interest revenue we receive on these loans is influenced by (1) market interest rates on similar loans; (2) the availability of credit from alternative financing sources; (3) the desire of borrowers to finance new real estate projects; and (4) unique characteristics attached to these loans, such as exclusive purchase options. In the course of extending real estate loan investments for property development, we will often receive an exclusive option to purchase the property once development and stabilization are complete. If we do not wish to acquire the property, we have the right to sell the purchase option back to the borrower for a termination fee in the amount of the purchase option discount, which is recognized as interest income over the earlier of the maturity date of the loan or the sale of the property.

Interest income on our loans and notes receivable increased from $14.6 million for the three-month period ended March 31, 2018 to $17.1 million for the three-month period ended March 31, 2019, which included approximately $4.2 million of interest revenue from purchase option termination fees for the 2019 period. There were no such revenues in the first quarter 2018. Based on purchase option terminations exercised as of March 31, 2019, we expect to record an additional approximate $7.3 million of termination fee revenue on a staggered basis by December 31, 2021.

Our net cash used in investing activities for the three-month periods ended March 31, 2019 and 2018 was approximately$53.9 million and $157.1 million, respectively. Cash disbursed for property acquisitions decreased from $170.1 million in the first quarter 2018 to $32.5 million in the first quarter 2019. Our first quarter 2018 acquisitions included the Armour Yards office building and the Lux at Sorrel and Green Park multifamily communities. Our first quarter 2019 acquisitions included the Gayton Crossing grocery-anchored shopping center and the Haven49 student housing property, the latter of which occurred through our acceptance of the membership interests in the project entity in exchange for satisfaction of the project indebtedness owed to us.

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

For the three-month period ended March 31, 2019, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$111	$11.14	$—	$—	$111	$11.14
Carpets	263	26.39	—	—	263	26.39
Wood flooring / vinyl	73	7.36	—	—	73	7.36
Blinds and ceiling fans	27	2.72	—	—	27	2.72
Fire safety	—	—	24	2.37	24	2.37
Furnace, air (HVAC)	64	6.34	11	1.15	75	7.49
Computers, equipment, misc.	5	0.51	26	2.58	31	3.09
Elevators	—	—	23	2.27	23	2.27
Exterior painting	—	—	32	3.17	32	3.17
Leasing office / common amenities	79	7.95	550	55.26	629	63.21
Major structural	—	—	828	83.16	828	83.16
Cabinets & countertop upgrades	—	—	344	34.57	344	34.57
Landscaping & fencing	—	—	536	53.84	536	53.84
Parking lot	—	—	165	16.56	165	16.56
Signage and sanitation	—	—	48	4.86	48	4.86

	$622	$62.41	$2,587	$259.79	$3,209	$322.20

For the three-month period ended March 31, 2019, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit amounts)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$19	$3.56	$—	$—	$19	$3.56
Carpets	4	0.81	—	—	4	0.81
Wood flooring / vinyl	1	0.27	—	—	1	0.27
Blinds and ceiling fans	1	0.28	—	—	1	0.28
Fire safety	—	—	46	8.67	46	8.67
Furnace, air (HVAC)	2	0.29	—	—	2	0.29
Computers, equipment, misc.	2	0.38	51	9.65	53	10.03
Elevators	—	—	—	—	—	—
Exterior painting	—	—	221	42.10	221	42.10
Leasing office / common amenities	22	4.20	101	19.24	123	23.44
Major structural	—	—	483	91.93	483	91.93
Cabinets & countertop upgrades	93	17.66	7	1.25	100	18.91
Landscaping & fencing	—	—	163	30.99	163	30.99
Parking lot	—	—	43	8.24	43	8.24
Signage and sanitation	—	—	63	11.95	63	11.95

	$144	$27.45	$1,178	$224.02	$1,322	$251.47

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the three-month periods ended March 31, 2019 and 2018 totaled $264,000 and $296,000, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office properties portfolio for the three-month periods ended March 31, 2019 and 2018 totaled $149,000 and $60,000, respectively. Second-generation capital expenditures exclude those expenditures made in our office properties portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards

(and which amounts were underwritten into the total investment at the time of acquisition) and (iii) for property re-developments and repositionings.

At March 31, 2019, we had restricted cash of approximately $18.2 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash provided by financing activities was approximately $65.8 million and $120.0 million for the three-month periods ended March 31, 2019 and 2018, respectively. Our significant financing cash sources were approximately $57.3 million and $123.3 million of net proceeds from the mortgage financing transactions for the three-month periods ended March 31, 2019 and 2018, respectively, and approximately $128.6 million and $93.2 million for the three-month periods ended March 31, 2019 and 2018, respectively, of net proceeds from our offerings of our Preferred Stock Units.

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

Our first quarter 2019 Common Stock dividend declaration of $0.26 per share represented an overall increase of 108% from our initial Common Stock dividend per share of $0.125 following our IPO, or an average annual dividend growth rate of approximately 14.0% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three-month period ended March 31, 2019, our aggregate dividends and distributions totaled approximately $37.0 million and our cash flows from operating activities were approximately $26.4 million . While not adequate to cover our dividends in the first quarter of 2019, we expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

We have filed a prospectus to issue and sell up to $150 million of Common Stock from time to time in an "at the market" offering, or the 2016 ATM Offering, through the sales agents identified in the prospectus. We intend to use any proceeds from the 2016 ATM Offering (a) to repay outstanding amounts under our Revolving Line of Credit and (b) for other general corporate purposes, which includes making investments in accordance with our investment objectives. No sales of Common Stock under the 2016 ATM offering occurred during the three-month periods ended March 31, 2018 or 2019.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of March 31, 2019, our outstanding debt (both secured and unsecured) was approximately 51.0% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at March 31, 2019. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of March 31, 2019, we had long term mortgage indebtedness of approximately $2.4 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of March 31, 2019, we had approximately $80.4 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had 1,264,217 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2019, a total of 503,879 Warrants had been exercised into 10,077,580 shares of Common stock. The 1,264,217 Warrants outstanding at March 31, 2019 have exercise prices that range between $12.29 and $26.34 per share. If all the Warrants outstanding at March 31, 2019 became exercisable and were exercised, gross proceeds to us would be approximately $477.4 million and we would as a result issue an additional 25,284,340 shares of Common Stock.

Contractual Obligations

As of March 31, 2019, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 2.5% at March 31, 2019, our estimated future required payments on these instruments were:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$773,625	$98,856	$177,905	$144,204	$352,660
Principal	2,400,253	168,633	274,871	381,563	1,575,186
Line of Credit:
Interest	11	11	—	—	—
Principal	17,000	17,000	—	—	—
Total	$3,190,889	$284,500	$452,776	$525,767	$1,927,846

In addition, we had unfunded real estate loan balances totaling approximately $145.9 million at March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of March 31, 2019, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$39,491		5.0%	6.6%
Citi Lakes	41,385		4.3%	6.5%
The Tradition	30,000		3.3%	7.3%
The Bloc	28,966		3.3%	6.8%
Total capped floating-rate debt	139,842	5.8%

Ursa	31,400		n/a	n/a
Haven 49	41,550		n/a	n/a
Royal Lakes	9,507		n/a	n/a
Cherokee Plaza	24,526		n/a	n/a
Champions Village	27,400		n/a	n/a
Total uncapped floating-rate debt	134,383	5.6%

Total floating-rate debt	$274,225	11.4%

Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of March 31, 2019; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk and no recourse liability or market or interest rate exposure to the consolidated VIE liabilities of the mortgage-backed pools from the Freddie Mac K Program.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2019, would increase by approximately $2.5 million or decrease by approximately $2.5 million on an annualized basis. At March 31, 2018, our interest costs would increase by approximately $2.7 million or decrease by approximately $2.7 million on an annualized basis.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 1.	Legal Proceedings

Neither we nor our subsidiaries nor, to our knowledge, our Manager is currently subject to any legal proceedings that we or our Manager consider to be material. To our knowledge, none of our communities are currently subject to any legal proceeding that we consider material.

Item 1A.    Risk Factors

There have been no material changes to our potential risks and uncertainties presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the twelve months ended December 31, 2018 that was filed with the SEC on March 1, 2019.

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
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) Consolidated balance sheets at March 31, 2019 and December 31, 2018, (ii) consolidated statements of operations for the three months ended March 31, 2019 and 2018, (iii) consolidated statement of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed or Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 2, 2019	By:	/s/ Daniel M. DuPree
Daniel M. DuPree
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)