Form 10-Q
period 2019-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2019-08-01
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of July 26, 2019 was 44,456,571.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	June 30, 2019	December 31, 2018
Assets
Real estate
Land	$571,776	$519,300
Building and improvements	2,902,740	2,738,085
Tenant improvements	141,339	128,914
Furniture, fixtures, and equipment	298,891	278,151
Construction in progress	9,418	8,265
Gross real estate	3,924,164	3,672,715
Less: accumulated depreciation	(344,702)	(272,042)
Net real estate	3,579,462	3,400,673
Real estate loan investments, net of deferred fee income and allowance for loan loss	335,292	282,548
Real estate loan investments to related parties, net	24,888	51,663
Total real estate and real estate loan investments, net	3,939,642	3,734,884

Cash and cash equivalents	94,081	38,958
Restricted cash	50,478	48,732
Notes receivable	19,241	14,440
Note receivable and revolving lines of credit due from related parties	25,902	32,867
Accrued interest receivable on real estate loans	24,406	23,340
Acquired intangible assets, net of amortization of $131,941 and $113,199	138,418	135,961
Deferred loan costs on Revolving Line of Credit, net of amortization of $513 and $180	1,591	1,916
Deferred offering costs	3,684	6,468
Tenant lease inducements, net of amortization of $2,693 and $1,833	20,151	20,698
Receivable from sale of mortgage-backed security	—	41,181
Tenant receivables (net of allowance of $0 and $1,662) and other assets	66,795	41,567
Variable Interest Entity ("VIE") assets from mortgage-backed pool, at fair value	596,129	269,946

Total assets	$4,980,518	$4,410,958

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and
mark-to-market adjustment of $40,603 and $40,127	$2,429,242	$2,299,625
Revolving line of credit	—	57,000
Real estate loan investment participation obligation	—	5,181
Unearned purchase option termination fees	5,893	2,050
Deferred revenue	41,603	43,484
Accounts payable and accrued expenses	49,819	38,618
Accrued interest payable	7,492	6,711
Dividends and partnership distributions payable	21,425	19,258
Acquired below market lease intangibles, net of amortization of $19,611 and $15,254	51,801	47,149
Prepaid rent, security deposits, and other liabilities	17,074	17,611
VIE liabilities from mortgage-backed pool, at fair value	571,999	264,886
Total liabilities	3,196,348	2,801,573

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 1,929 and 1,674 shares issued; 1,829 and 1,608
shares outstanding at June 30, 2019 and December 31, 2018, respectively	18	16
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 74 and 44 shares issued; 73 and 44 shares outstanding
at June 30, 2019 and December 31, 2018, respectively	1	—
Common Stock, $0.01 par value per share; 400,067 shares authorized;
44,247 and 41,776 shares issued and outstanding at
June 30, 2019 and December 31, 2018, respectively	442	418
Additional paid-in capital	1,784,197	1,607,712
Accumulated (deficit) earnings	—	—
Total stockholders' equity	1,784,658	1,608,146
Non-controlling interest	(488)	1,239
Total equity	1,784,170	1,609,385

Total liabilities and equity	$4,980,518	$4,410,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per-share figures)	2019	2018	2019	2018
Revenues:
Rental revenues	$95,592	$76,552	$187,830	$150,814
Other property revenues	3,512	1,805	5,690	3,348
Interest income on loans and notes receivable	12,093	13,658	23,381	23,958
Interest income from related parties	1,632	4,374	7,434	8,639
Miscellaneous revenues	1,023	—	1,023	—
Total revenues	113,852	96,389	225,358	186,759

Operating expenses:
Property operating and maintenance	12,466	10,107	23,258	18,912
Property salary and benefits (including reimbursements of $4,213, $3,930,
$8,292 and $7,539 to related party)	4,828	4,228	9,485	8,127
Property management fees (including $2,502, $2,156, $4,969 and $4,260 to related parties)	3,373	2,776	6,640	5,532
Real estate taxes	12,544	10,063	25,044	20,038
General and administrative	1,913	1,957	4,527	3,798
Equity compensation to directors and executives	306	950	617	2,085
Depreciation and amortization	45,663	42,095	90,952	82,711
Asset management and general and administrative expense fees to related party	8,209	6,621	16,038	12,862
Insurance, professional fees and other expenses	2,690	2,008	5,218	3,453
Total operating expenses	91,992	80,805	181,779	157,518

Waived asset management and general and administrative expense fees	(2,795)	(1,429)	(5,424)	(2,649)

Net operating expenses	89,197	79,376	176,355	154,869

Operating income before gains on sales of real estate and trading investment	24,655	17,013	49,003	31,890
Gains on sales of real estate and trading investment	—	2	4	20,356
Operating income	24,655	17,015	49,007	52,246
Interest expense	27,611	22,347	54,367	43,315
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	584	54	725	54
Loss on extinguishment of debt	(52)	—	(69)	—
Gain on sale of real estate loan investment	747	—	747	—

Net (loss) income	(1,677)	(5,278)	(3,957)	8,985
Consolidated net loss (income) attributable to non-controlling interests	571	140	79	(240)

Net (loss) income attributable to the Company	(1,106)	(5,138)	(3,878)	8,745

Dividends declared to preferred stockholders	(27,542)	(20,924)	(53,081)	(40,441)
Earnings attributable to unvested restricted stock	(7)	(6)	(9)	(8)

Net loss attributable to common stockholders	$(28,655)	$(26,068)	$(56,968)	$(31,704)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(0.66)	$(0.66)	$(1.32)	$(0.81)

Weighted average number of shares of Common Stock outstanding,
basic and diluted	43,703	39,383	43,194	39,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month period ended June 30, 2019
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at April 1, 2019	$18	$432	$1,698,810	$—	$1,699,260	$309	$1,699,569
Issuance of Units	1	—	123,909	—	123,910	—	123,910
Issuance of mShares	—	—	17,137	—	17,137	—	17,137
Redemptions of Series A Preferred Stock	—	7	(3,113)	—	(3,106)	—	(3,106)
Exercises of warrants	—	3	3,341	—	3,344	—	3,344
Syndication and offering costs	—	—	(15,961)	—	(15,961)	—	(15,961)
Equity compensation to executives and directors	—	—	157	—	157	—	157
Conversion of Class A Units to Common Stock	—	—	38	—	38	(38)	—
Current period amortization of Class B Units	—	—	—	—	—	149	149
Net income (loss)	—	—	—	(1,106)	(1,106)	(571)	(1,677)
Reallocation adjustment to non-controlling interests	—	—	108	—	108	(108)	—
Distributions to non-controlling interests	—	—	—	—	—	(229)	(229)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(27,566)	1,059	(26,507)	—	(26,507)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,082)	47	(1,035)	—	(1,035)
Dividends to common stockholders ($0.2625 per share)	—	—	(11,581)	—	(11,581)	—	(11,581)
Balance at June 30, 2019	$19	$442	$1,784,197	$—	$1,784,658	$(488)	$1,784,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month period ended June 30, 2018
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at April 1, 2018	$13	$392	$1,357,725	$—	$1,358,130	$2,702	$1,360,832
Issuance of Units	1	—	113,448	—	113,449	—	113,449
Issuance of mShares	—	—	8,360	—	8,360	—	8,360
Redemptions of Series A Preferred Stock	—	4	(3,297)	—	(3,293)	—	(3,293)
Exercises of warrants	—	1	1,186	—	1,187	—	1,187
Syndication and offering costs	—	—	(11,429)	—	(11,429)	—	(11,429)
Equity compensation to executives and directors	—	—	140	—	140	—	140
Conversion of Class A Units to Common Stock	—	—	—	—	—	—	—
Current period amortization of Class B Units	—	—	—	—	—	811	811
Net income (loss)	—	—	—	(5,138)	(5,138)	(140)	(5,278)
Reallocation adjustment to non-controlling interests	—	—	746	—	746	(746)	—
Distributions to non-controlling interests	—	—	—	—	—	(274)	(274)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(25,606)	5,073	(20,533)	—	(20,533)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(456)	65	(391)	—	(391)
Dividends to common stockholders ($0.255 per share)	—	—	(10,104)	—	(10,104)	—	(10,104)
Balance at June 30, 2018	$14	$397	$1,430,713	$—	$1,431,124	$2,353	$1,433,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the six-month period ended June 30, 2019
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Units	3	—	252,589	—	252,592	—	252,592
Issuance of mShares	—	—	29,609	—	29,609	—	29,609
Redemptions of Series A Preferred Stock	—	17	(5,128)	—	(5,111)	—	(5,111)
Exercises of warrants	—	6	7,586	—	7,592	—	7,592
Syndication and offering costs	—	—	(30,242)	—	(30,242)	—	(30,242)
Equity compensation to executives and directors	—	—	316	—	316	—	316
Conversion of Class A Units to Common Stock	—	1	564	—	565	(565)	—
Current period amortization of Class B Units	—	—	—	—	—	301	301
Net income (loss)	—	—	—	(3,878)	(3,878)	(79)	(3,957)
Reallocation adjustment to non-controlling interests	—	—	926	—	926	(926)	—
Distributions to non-controlling interests	—	—	—	—	—	(458)	(458)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(54,984)	3,744	(51,240)	—	(51,240)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,975)	134	(1,841)	—	(1,841)
Dividends to common stockholders ($0.5225 per share)	—	—	(22,776)	—	(22,776)	—	(22,776)
Balance at June 30, 2019	$19	$442	$1,784,197	$—	$1,784,658	$(488)	$1,784,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the six-month period ended June 30, 2018
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2018	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766
Issuance of Units	2	—	210,842	—	210,844	—	210,844
Issuance of mShares	—	—	13,569	—	13,569	—	13,569
Redemptions of Series A Preferred Stock	—	4	(9,063)	—	(9,059)	—	(9,059)
Exercises of Warrants	—	6	8,371	—	8,377	—	8,377
Syndication and offering costs	—	—	(21,201)	—	(21,201)	—	(21,201)
Equity compensation to executives and directors	—	—	278	—	278	—	278
Conversion of Class A Units to Common Stock	—	1	850	—	851	(851)	—
Current period amortization of Class B Units	—	—	—	—	—	1,807	1,807
Net income (loss)	—	—	—	8,745	8,745	240	8,985
Reallocation adjustment to non-controlling interests	—	—	3,180	—	3,180	(3,180)	—
Distributions to non-controlling interests	—	—	—	—	—	(542)	(542)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(26,772)	(12,965)	(39,737)	—	(39,737)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(475)	(229)	(704)	—	(704)
Dividends to common stockholders ($0.505 per share)	—	—	(19,906)	—	(19,906)	—	(19,906)
Balance at June 30, 2018	$14	$397	$1,430,713	$—	$1,431,124	$2,353	$1,433,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Six Months Ended June 30,
	2019	2018
Operating activities:
Net (loss) income	$(3,957)	$8,985
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	90,952	82,711
Amortization of above and below market leases	(3,179)	(2,387)
Deferred revenues and fee income amortization	(2,782)	(2,154)
Purchase option termination fee amortization	(5,617)	(2,236)
Noncash interest income amortization on MBS, net of amortized costs	(415)	(54)
Amortization of market discount on assumed debt and lease incentives	991	699
Deferred loan cost amortization	3,139	3,279
(Increase) in accrued interest income on real estate loan investments	(4,416)	(5,261)
Equity compensation to executives and directors	617	2,085
Gains on sales of real estate and trading investment	(4)	(20,356)
Cash received for purchase option terminations	1,330	5,100
Loss on extinguishment of debt	69	—
Gain on sale of real estate loan investment	(747)	—
Mortgage interest received from consolidated VIEs	8,015	861
Mortgage interest paid to other participants of consolidated VIEs	(8,015)	(861)
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(11,306)	(1,718)
(Increase) in tenant lease incentives	(314)	(4,972)
Increase in accounts payable and accrued expenses	11,691	7,474
(Decrease) increase in accrued interest, prepaid rents and other liabilities	(1,416)	1,968
Net cash provided by operating activities	74,636	73,163

Investing activities:
Investments in real estate loans	(53,497)	(117,771)
Repayments of real estate loans	—	130,185
Notes receivable issued	(4,792)	(716)
Notes receivable repaid	10	8,640
Note receivable issued to and draws on line of credit by related parties	(22,766)	(24,093)
Repayments of line of credit by related parties	16,103	18,652
Origination fees received on real estate loan investments	1,051	2,422
Origination fees paid to Manager on real estate loan investments	(526)	(1,211)
Purchases of mortgage-backed securities (K program), net of acquisition costs	(18,656)	(4,739)
Mortgage principal received from consolidated VIEs	2,073	171
Purchases of mortgage-backed securities	(12,278)	—
Proceeds from sales of mortgage-backed securities	53,445	—
Acquisition of properties	(154,579)	(405,870)
Disposition of properties, net	—	42,269
Receipt of insurance proceeds for capital improvements	746	412
Additions to real estate assets - improvements	(20,647)	(18,268)
Deposits (paid) on acquisitions	(8,202)	(1,538)
Net cash used in investing activities	(222,515)	(371,455)

Financing activities:
Proceeds from mortgage notes payable	145,861	211,949
Repayments of mortgage notes payable	(57,318)	(35,231)
Payments for deposits and other mortgage loan costs	(3,267)	(4,359)
Proceeds from real estate loan participants	—	5
Payments to real estate loan participants	(5,223)	(3,664)
Proceeds from lines of credit	162,200	237,100
Payments on lines of credit	(219,200)	(240,400)
Repayment of the Term Loan	—	(11,000)
Mortgage principal paid to other participants of consolidated VIEs	(2,073)	(171)
Proceeds from repurchase agreements	4,857	—
Repayments of repurchase agreements	(4,857)	—
Proceeds from sales of Units, net of offering costs	257,466	204,201
Proceeds from exercises of Warrants	7,433	12,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows - continued
(unaudited)

	Six Months Ended June 30,
	2019	2018
Payments for redemptions of preferred stock	(5,115)	(8,994)
Common Stock dividends paid	(22,036)	(19,378)
Preferred stock dividends paid	(51,655)	(39,310)
Distributions to non-controlling interests	(457)	(489)
Payments for deferred offering costs	(1,868)	(2,068)

Net cash provided by financing activities	204,748	300,565

Net increase (decrease) in cash, cash equivalents and restricted cash	56,869	2,273
Cash, cash equivalents and restricted cash, beginning of year	87,690	73,012
Cash, cash equivalents and restricted cash, end of period	$144,559	$75,285

Supplemental cash flow information:
Cash paid for interest	$49,961	$38,875

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$5,294	$1,621
Writeoff of fully depreciated or amortized assets and liabilities	$182	$245
Writeoff of fully amortized deferred loan costs	$541	$1,331
Lessee-funded tenant improvements, capitalized as landlord assets	$—	$7,490
Consolidation of assets of VIEs	$270,670	$262,965
Consolidation of liabilities of VIEs	$270,670	$262,965
Sales of real estate loan investments	$763	$—
Dividends payable - Common Stock	$11,581	$10,104
Dividends payable - Series A Preferred Stock	$9,009	$6,952
Dividends payable - mShares Preferred Stock	$625	$129
Dividends declared but not yet due and payable	$210	$153
Partnership distributions payable to non-controlling interests	$230	$273
Accrued and payable deferred offering costs	$731	$415
Offering cost reimbursement to related party	$256	$966
Reclass of offering costs from deferred asset to equity	$5,508	$1,053
Loan receivables converted to equity for property acquisition	$47,797	$—
Fair value issuances of equity compensation	$719	$4,972
Mortgage loans assumed on acquisitions	$41,550	$47,125
Noncash repayment of mortgages through refinancings	$24,477	$37,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
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

As of June 30, 2019, the Company had 44,246,703 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.1% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 874,937 at June 30, 2019 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs, such as through its investments in mortgage pools from the Freddie Mac K Program, as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities (see Note 16). Each of these entities are wholly-owned subsidiaries of the Operating Partnership.

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
June 30, 2019
(unaudited)

2.	Summary of Significant Accounting Policies

Variable Interest Entities

A variable interest entity, or “VIE” is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through the (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company assesses whether it meets the power and benefits criteria and in performing this analysis, the Company considers both qualitative and quantitative factors, including the Company’s ability to control or significantly influence key decisions of the VIE and the obligation or likelihood for the Company to fund operating losses of the VIE. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE. If the Company determines that it meets both the power and benefits criteria of the VIE, the Company is deemed to be the primary beneficiary of the VIE and the Company consolidates the entire VIE entity in its consolidated financial statements. For those VIEs which arise from the Company's investment in mortgage-backed securities and which the Company consolidates, it elects the fair value option, under which the assets and liabilities of the consolidated VIE are carried at fair value. The periodic changes in fair value are included in the earnings of the Company and are reported on the line entitled Change in fair value of net assets of consolidated VIE from mortgage-backed pool on the Company's Consolidated Statements of Operations. See Note 4 for discussion related to the Company’s investments in subordinate tranches of collateralized mortgage-backed pools and Note 15 for fair value disclosures related to a consolidated VIE related to these investments.

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
June 30, 2019
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
See the Revenue Recognition section of this Note for other loan-related policy disclosures required by ASC 310-10-50-6.
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

The Company evaluated the various ancillary revenues within its multifamily leases, including resident utility reimbursements. Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient under Lease Accounting, ASC 842, paragraph 10-15-42A, to elect reporting the lease component and non-lease components as one single component under Rental Revenues recognized in accordance with ASC 842. Lease components such as pet rental fees and parking rental fees as well as non-lease components such as utility reimbursements were previously presented in the Company’s Other Property Revenues line item. For presentation purposes, the Company has reclassified

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

its revenue from these revenue sources into Rental Revenues for all periods presented, for comparability. Revenue from utility reimbursements are considered variable lease payments and are recognized in the period in which the related expenses are incurred.

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
Our office building leases have original lease terms which generally range from 5 to 15 years and generally contain contractual, annual base rental rate escalations ranging from 2% to 3%. These leases may be structured as gross where the tenant’s base rental rate is all inclusive and there is no additional obligation to reimburse building operating expenses, net or NNN where in addition to base rent the tenant is also responsible for its pro rata share of reimbursable building operating expenses, or modified gross where in addition to base rent the tenant is also responsible for its pro rata share of reimbursable building operating expense increases over a base year amount (typically calculated as the actual reimbursable operating expenses in year one of the original lease term).

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
June 30, 2019
(unaudited)

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
June 30, 2019
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

Recently Issued Accounting Guidance Not Yet Adopted
ASU 2016-13, Financial Instruments - Credit Losses (ASC 326)
ASU 2016-03 changes how entities will measure credit losses for most financial assets, including loans, which are not measured at fair value through net income. The guidance replaces the existing incurred loss model with an expected loss model for instruments measured at amortized cost, and require entities to record credit allowances for financial assets rather than reduce the carrying amount, as they do today under the other-than temporary impairment model.
January 1, 2020
We are currently evaluating the potential impacts of the new guidance and proposed amendments to the new guidance on our consolidated financial statements. The new guidance specifically excludes financial assets measured at fair value through net income. The Company elected the fair value option for its Freddie Mac K Program investments. Therefore, we expect the impact of the new guidance on accounting for financial assets will be limited to our real estate investment loans and notes and revolving lines of credit. We expect to implement this new guidance using the modified retrospective basis by recording a cumulative effect adjustment to retained earnings on January 1, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	June 30, 2019	December 31, 2018
Multifamily communities:
Properties (1)	32	32
Units	9,768	9,768
New Market Properties: (2)
Properties	49	45
Gross leasable area (square feet) (3)	5,412,328	4,730,695
Student housing properties:
Properties	8	7
Units	2,011	1,679
Beds	6,095	5,208
Preferred Office Properties:
Properties	7	7
Rentable square feet	2,578,000	2,578,000

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

Multifamily communities sold

The Company had no sales of multifamily community assets during the six-month period ended June 30, 2019.

On March 20, 2018, the Company closed on the sale of its 328-unit multifamily community in Raleigh, North Carolina, or Lake Cameron, to an unrelated third party for a purchase price of approximately $43.5 million, exclusive of closing costs, and debt defeasance-related costs and resulted in a gain of $20.4 million. Lake Cameron contributed approximately $0.2 million of net income to the consolidated operating results of the Company for the six-month period ended June 30, 2018.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

The carrying amounts of the significant assets and liabilities of the disposed property at the date of sale were:

Lake Cameron
(in thousands)	June 30, 2018
Real estate assets:
Land	$4,000
Building and improvements	21,519
Furniture, fixtures and equipment	3,687
Accumulated depreciation	(7,220)

Total assets	$21,986

Liabilities:
Mortgage note payable	$19,736
Supplemental mortgage note	—

Total liabilities	$19,736

Multifamily communities acquired

The Company had no acquisitions of multifamily community assets during the six-month period ended June 30, 2019.

During the six-month period ended June 30, 2018, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

1/9/2018	The Lux at Sorrel	Jacksonville, Florida	265
2/28/2018	Green Park	Atlanta, Georgia	310

			575

The aggregate purchase prices of the multifamily acquisitions for the six-month period ended June 30, 2018 were approximately $106.5 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Multifamily Communities acquired during the six-month period ended:
(in thousands, except amortization period data)	June 30, 2018

Land	$12,810
Buildings and improvements	73,773
Furniture, fixtures and equipment	17,969
Lease intangibles	4,306
Prepaids & other assets	193
Accrued taxes	(166)
Security deposits, prepaid rents, and other liabilities	(183)

Net assets acquired	$108,702

Cash paid	$37,427
Mortgage debt, net	71,275

Total consideration	$108,702

Three-month period ended June 30, 2019:
Revenue	$2,567
Net income (loss)	$(1,032)

Six-month period ended June 30, 2019:
Revenue	$5,124
Net income (loss)	$(2,332)

Capitalized acquisition costs incurred by the Company	$2,347
Acquisition costs paid to related party (included above)	$1,094
Remaining amortization period of intangible
assets and liabilities (months)	0

Student housing properties acquired

During the six-month periods ended June 30, 2019 and 2018, the Company completed the acquisition of the following student housing properties:

Acquisition date	Property	Location	Units	Beds

3/27/2019	Haven49 (1)	Charlotte, NC	322	887

5/10/2018	The Tradition	College Station, TX	427	808
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894
6/27/2018	The Bloc	Lubbock, TX	140	556

			788	2,258

(1) The Company effectuated the acquisition via a negotiated agreement whereby the Company accepted the membership interest in the Haven49 project entity in satisfaction of the project indebtedness owed to the Company. See Note 4.

The aggregate purchase price of the student house property acquisition for the six-month period ended June 30, 2019 was approximately $92.4 million. The aggregate purchase price of the student housing property acquisitions for the six-month periods

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

ended June 30, 2018 was approximately $197.0 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the assets' fair value and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Student housing properties acquired during the six-month periods ended:
(in thousands, except amortization period data)	June 30, 2019	June 30, 2018

Land	$7,289	$23,149
Buildings and Improvements	68,163	146,856
Furniture, fixtures and equipment	16,966	27,211
Lease intangibles	983	2,493
Below market leases	—	(54)
Prepaids & Other Assets	—	309
Accrued taxes	(158)	(942)
Security Deposits, Prepaid Rents, and other liabilities	(2,579)	(719)

Net Assets Acquired	$90,664	$198,303

Satisfaction of loan receivables	$46,397	$—
Cash paid	2,717	92,212
Mortgage debt, net	41,550	106,091

Total consideration	$90,664	$198,303

Three-month period ended June 30, 2019:
Revenue	$1,534	4,289
Net income (loss)	$(1,653)	(1,614)

Six-month period ended June 30, 2019:
Revenue	1,615	8,603
Net income (loss)	(1,924)	(4,053)

Capitalized acquisition costs incurred by the Company	$1,016	$2,555
Acquisition costs to related party	$936	$1,970

Remaining amortization period of intangible
assets and liabilities (months)	0.5	0

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

New Market Properties assets acquired

During the six-month periods ended June 30, 2019 and 2018, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/17/2019	Gayton Crossing	Richmond, Virginia	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, Florida	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, Florida	130,015

			681,633

4/27/2018	Greensboro Village	Nashville, Tennessee	70,203
4/27/2018	Governors Towne Square	Atlanta, Georgia	68,658
6/26/2018	Neapolitan Way	Naples, Florida	137,580
6/29/2018	Conway Plaza	Orlando, Florida	117,705

			394,146

The aggregate purchase price of the New Market Properties acquisitions for the six-month period ended June 30, 2019 was approximately $149.3 million. The aggregate purchase price of the New Market Properties acquisitions for the six-month period ended June 30, 2018 was approximately $84.6 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisition during the six-month periods ended:
(in thousands, except amortization period data)	June 30, 2019	June 30, 2018

Land	$45,188	$24,504
Buildings and improvements	89,680	50,086
Tenant improvements	5,897	4,018
In-place leases	13,111	6,177
Above market leases	2,045	1,383
Leasing costs	5,097	2,011
Below market leases	(9,066)	(2,765)
Other assets	97	—
Security deposits, prepaid rents, and other	(604)	(792)

Net assets acquired	$151,445	$84,622

Cash paid	$55,282	$54,914
Mortgage debt	96,163	29,708

Total consideration	$151,445	$84,622

Three-month period ended June 30, 2019:
Revenue	$1,583	$1,923
Net income (loss)	$(329)	$(159)

Six-month period ended June 30, 2019:
Revenue	$2,178	$4,083
Net income (loss)	$(469)	$(188)

Capitalized acquisition costs incurred by the Company	$2,921	$1,221
Capitalized acquisition costs paid to related party (included above)	$1,535	$869
Remaining amortization period of intangible
assets and liabilities (years)	8.8	5.9

Preferred Office Properties assets acquired

The Company had no acquisitions of office building assets during the six-month period ended June 30, 2019.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

Preferred Office Properties' acquisition during the six-month period ended:
(in thousands, except amortization period data)	June 30, 2018

Land	$6,756
Buildings and improvements	48,332
Tenant improvements	6,201
In-place leases	3,762
Above-market leases	61
Leasing costs	2,181
Below-market leases	(1,594)
Security deposits, prepaid rents, and other liabilities	(4,335)

Net assets acquired	$61,364

Cash paid	$21,364
Mortgage debt, net	40,000

Total consideration	$61,364

Three-month period ended June 30, 2019:
Revenue	$1,588
Net income (loss)	$2

Six-month period ended June 30, 2019:
Revenue	$3,123
Net income (loss)	$(4)

Capitalized acquisition costs incurred by the Company	$817
Acquisition costs paid to related party (included above)	$665
Remaining amortization period of intangible
assets and liabilities (years)	7.1

The Company recorded aggregate amortization and depreciation expense of:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousands)	2019	2018	2019	2018
Depreciation:
Buildings and improvements	$24,190	$18,356	$47,177	$35,834
Furniture, fixtures, and equipment	12,532	11,398	25,665	21,910
	36,722	29,754	72,842	57,744
Amortization:
Acquired intangible assets	8,617	12,209	17,563	24,709
Deferred leasing costs	276	105	453	196
Website development costs	48	27	94	62
Total depreciation and amortization	$45,663	$42,095	$90,952	$82,711

At June 30, 2019, the Company had recorded acquired gross intangible assets of $270.4 million, and accumulated amortization of $131.9 million, gross intangible liabilities of $71.4 million and accumulated amortization of $19.6 million. Net intangible assets and liabilities as of June 30, 2019 will be amortized over weighted average remaining amortization periods of approximately 7.9 years and 9.4 years, respectively.

At June 30, 2019, the Company had restricted cash of approximately $14.2 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
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
Effective January 1, 2019, the Company terminated its purchase options on the Sanibel Straights, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by the Company. In exchange, the Company will receive termination fees aggregating approximately $7.9 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. For the six-month period ended June 30, 2019, the Company recorded approximately $2.3 million of interest revenue related to these 2019 purchase option terminations in addition to approximately $3.3 million of interest revenue for the 464 Bishop and Haven49 purchase options that terminated in the second quarter 2018.

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Number of loans	20	19
Drawn amount	$362,045	$336,329
Deferred loan origination fees	(1,865)	(2,118)
Carrying value	$360,180	$334,211

Unfunded loan commitments	$81,017	$164,913
Weighted average current interest, per annum (paid monthly)	8.48%	8.47%
Weighted average accrued interest, per annum	4.02%	5.34%

(Dollars in thousands)	Principal balance	Deferred loan origination fees	Loan loss allowance	Carrying value
Balances as of December 31, 2018	$336,329	$(2,118)	$—	$334,211
Loan fundings	53,497	—	—	53,497
Loans settled with acquisitions	(27,781)	—	—	(27,781)
Loan origination fees collected	—	(526)	—	(526)
Amortization of loan origination fees	—	779	—	779
Balances as of June 30, 2019	$362,045	$(1,865)	$—	$360,180

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(Dollars in thousands)
Multifamily communities	15	$306,351	$370,563	84%
Student housing properties	3	37,851	40,448	11%
New Market Properties	1	12,857	12,857	4%
Preferred Office Properties	1	3,121	19,193	1%
Balances as of June 30, 2019	20	$360,180	$443,061

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

Effective June 30, 2019, the Company amended and sold its senior construction loan on the 8West office development to a third party and collected a gross fee of $1.55 million from the buyer.

The Company's Palisades real estate loan investment was subject to a loan participation agreement with an unaffiliated third party, under which the syndicate was to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). On March 13, 2019, the Company repurchased the loan participant's 25% balance in the loan from the loan participant and at June 30, 2019, carried the entire loan balance on its consolidated balance sheet without reflection of any liability to any third party.

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

At June 30, 2019, the Company's portfolio of real estate loan investments by credit quality indicator was:

(In thousands)
Rating indicator	Principal balance	Accrued interest	Receivables for purchase option terminations	Total
A	$317,619	$20,688	$7,900	$346,207
B	38,310	2,510	—	40,820
C	6,116	1,208	—	7,324
D	—	—	—	—

	$362,045	$24,406	$7,900	$394,351

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

At June 30, 2019, our portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				June 30, 2019	December 31, 2018
(Dollars in thousands)
Preferred Capital Marketing Services, LLC (1)	1/24/2013	12/31/2019	$1,500	$686	$763	10%
Preferred Apartment Advisors, LLC (1,2)	8/21/2012	12/31/2019	22,000	16,842	9,778	7.5%	(3)
Haven Campus Communities, LLC (1,4)	6/11/2014	12/31/2018	11,660	8,374	11,620	8%
Oxford Capital Partners, LLC (5)	10/5/2015	6/30/2020	8,000	6,589	4,022	12%
Newport Development Partners, LLC	6/17/2014	6/30/2020	2,000	1,529	—	12%
Mulberry Development Group, LLC (6)	3/31/2016	6/30/2020	750	455	465	12%
360 Capital Company, LLC (6)	5/24/2016	12/31/2019	3,400	3,292	3,100	12%
360 Capital Company, LLC (1,7)	7/24/2018	12/31/2020	8,000	7,426	6,923	8.5%
Haven Campus Communities Charlotte Member, LLC (1)	8/31/2018	N/A	—	—	10,788	15%
Unamortized loan fees				(51)	(152)

			$57,310	$45,142	$47,307

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Real estate loans:
Current interest payments	$7,479	$8,686	$14,948	$17,191
Additional accrued interest	3,184	5,469	6,569	10,195
Origination fee amortization	465	607	780	1,038
Purchase option termination fee amortization	1,383	2,470	5,617	2,470

Total real estate loan revenue	12,511	17,232	27,914	30,894
Interest income on notes and lines of credit	925	800	2,414	1,703
Interest income from money market accounts	280	—	280	—
Interest income from agency mortgage-backed securities	9	—	207	—

Interest income on loans and notes receivable	$13,725	$18,032	$30,815	$32,597

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the senior loans on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2019 of approximately $362.0 million. The maximum aggregate amount of loans to be funded as of June 30, 2019 was approximately $443.1 million, which includes approximately $81.0 million of loan committed amounts not yet funded.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the 464 Bishop, Dawsonville Marketplace, Falls at Forsyth, Newbergh, Newbergh Capital, Solis Kennesaw, Solis Kennesaw Capital, Solis Kennesaw II, and 8West, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of June 30, 2019 totaled approximately $97.9 million (with a total commitment amount of approximately $119.4 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of the drawn amount.

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
June 30, 2019
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

The Company has evaluated the structure of the investments under the VIE rules and has determined that, due to the Company's position as directing certificate holder of the two mortgage pools, it is in the position most able to influence the financial performance of the trusts. As the subordinate tranche holder, the Company also holds the first loss position of the mortgage pools. As such, the Company is deemed to be the primary beneficiary of the VIEs and has consolidated the assets, liabilities, revenues, expenses and cash flows of both trusts in its consolidated financial statements as of and for the three-month period ended June 30, 2019. The Company's maximum exposure to loss from the combined mortgage pools from the Freddie Mac K program is approximately $24.1 million. The Company has no recourse liability to either the creditors or other beneficial interest holders of either investment.

Agency Mortgage-Backed Securities investments

In December 2018, the Company began investing in Agency Mortgage-Backed Securities representing undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. The investments are classified as trading securities. On December 20, 2018, the Company sold its entire position of a pool with associated premium amounts totaling $41.1 million. At December 31, 2018, the Company held a receivable related to this sale transaction of $41.2 million, which was collected upon the settlement of the transaction in January 2019. Additionally, for the six-months ended June 30, 2019, the Company recorded approximately $207,000 in interest income related to these investments.

5. Redeemable Preferred Stock and Equity Offerings
At June 30, 2019, the Company's active equity offerings consisted of:

•
an offering of a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering");

•	an offering of up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock (“mShares”), par value $0.01 per share (the “mShares Offering”); and

•
an offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering").

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

As of June 30, 2019, cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)				Deferred Offering Costs
Offering	Total offering		Gross proceeds as of June 30, 2019	Reclassified as reductions of stockholders' equity		Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
$1.5 Billion Unit Offering	$1,500,000		$939,340	$6,014	75%	$1,989	$8,003	$88,498	$96,501
mShares Offering	500,000		73,835	2,782	74%	985	3,767	2,909	6,676
2016 Shelf Offering	300,000	(3)	98,080	2,062	100%	—	2,062	3,001	5,063
2019 Shelf Offering	400,000	(2)	—	—	—%	710	710	—	710

Total	$2,700,000		$1,111,255	$10,858		$3,684	$14,542	$94,408	$108,950

(1) These offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

(2) On April 25, 2019, the Company's 2019 Shelf Registration Statement was declared effective.

(3) The $300 million 2016 Shelf Offering expired in second quarter 2019, and therefore all remaining deferred offering costs were reclassified as reductions of stockholder's equity.

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
June 30, 2019
(unaudited)

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three-month periods ended June 30,		Six-month periods ended June 30,
Type of Compensation	Basis of Compensation	2019	2018	2019	2018

Acquisition fees	1.0% of the gross purchase price of real estate assets	$1,203	$2,861	$2,603	$4,620
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	125	411	526	1,211
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	621	814	965	1,554
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,840	3,600	7,565	7,265
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	2,495	2,148	4,951	4,241
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,581	1,535	3,067	2,968
Construction management fees	Quarterly fee for property renovation and takeover projects	78	142	136	273
Disposition fees	1% of the sale price of a real estate asset	16	—	16	435

		$9,959	$11,511	$19,829	$22,567

The Manager may, in its discretion, waive some or all of the asset management, property management, or general and administrative fees in the current period for properties owned by the Company. The waived fees may become earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle. A cumulative total of approximately $18.1 million of combined asset management and general and administrative fees related to acquired properties as of June 30, 2019 have been waived by the Manager. A total of $16.6 million remaining waived fees could possibly be earned by the Manager in the future.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(in thousands)
Three-month periods ended June 30,		Six-month periods ended June 30,
2019	2018	2019	2018
$4,213	$3,930	$8,292	$7,539

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $256,162 and $238,538 for the six-month periods ended June 30, 2019 and 2018,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $680,116 and $727,601 for the six-month periods ended June 30, 2019 and 2018 , respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the $1.5 Billion Unit Offering, mShares Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company pays its Manager leasing commission fees for office and retail leases based on varying rates and conditions. These fees totaled $30,000 and $0 for the three-month periods ended June 30, 2019 and 2018 respectively and $53,000 and $9,000 for the six-month periods ended June 30, 2019 and 2018 respectively.

The Company holds a promissory note in the amount of approximately $686,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $22.0 million to its Manager.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions on its Series A Preferred Stock in the amount of $5.00 per share per month and beginning in March 2017, on its Series M Preferred Stock, on an escalating scale of $4.79 per month in year one, increasing to $6.25 per month in year eight and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary. The Company declared aggregate quarterly cash dividends on its Common Stock of $0.5225 and $0.505 per share for the six-month periods ended June 30, 2019 and 2018, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At June 30, 2019, the Company had 874,937 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the six months ended June 30,
	2019	2018
(in thousands)
Series A Preferred Stock	$51,240	$39,737
mShares	1,841	704
Common Stock	22,776	19,906
Class A OP Units	458	540

Total	$76,315	$60,887

8. Equity Compensation
Stock Incentive Plan
On May 2, 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, to incentivize, compensate and retain eligible officers, consultants, and non-employee directors. The 2019 Plan increased the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan from 2,617,500 to 3,617,500. The 2019 Plan does not have a stated expiration date.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

Equity compensation expense by award type for the Company was:

	Three-month period ended June 30,		Six-month period ended June 30,		Unamortized expense as of June 30,
(in thousands)	2019	2018	2019	2018	2019

Class B Unit awards:
2016	$—	$74	$2	148	$—
2017	78	88	156	195	159
2018	71	648	143	1,464	430
Restricted stock grants:
2017	—	30	—	120	—
2018	30	60	120	60	—
2019	70	—	70	—	350
Restricted stock units:
2017	20	22	38	43	36
2018	21	28	40	55	139
2019	16	—	48	—	238

Total	$306	$950	$617	$2,085	$1,352

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2017	24,408	$14.75	$360
2018	24,810	$14.51	$360
2019	26,446	$15.88	$420

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

Class B OP Units

As of June 30, 2019, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

	Grant date
	1/2/2018	1/3/2017

Units granted	256,087	286,392
Units forfeited:
John A. Williams (1)	(38,284)	—
Voluntary forfeiture by senior executives	(128,258)	—
Other	(22,722)	(5,334)

Total forfeitures	(189,264)	(5,334)

Units earned and converted into Class A Units	—	(254,730)

Class B Units outstanding at June 30, 2019	66,823	26,328

Units unearned but vested	32,575	—
Units unearned and not yet vested	34,248	26,328

Class B Units outstanding at June 30, 2019	66,823	26,328

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.

There were no grants of Class B OP Units for 2019.

The underlying valuation assumptions and results for the 2018 Class B OP Unit awards were:

Grant dates	1/2/2018
Stock price	$20.19
Dividend yield	4.95%
Expected volatility	25.70%
Risk-free interest rate	2.71%

Number of Units granted:
One year vesting period	171,988
Three year vesting period	84,099
256,087

Calculated fair value per Unit	$16.66

Total fair value of Units	$4,266,409

Target market threshold increase	$5,660,580

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
June 30, 2019
(unaudited)

Restricted Stock Units

The Company, through its Operating Partnership, has granted restricted stock units, or RSUs, to certain employees of affiliates of the Company, as shown in the following table:

Grant date	1/2/2019	1/2/2018	1/3/2017
Service period	2019-2021	2018-2020	2017-2019

RSU activity:
Granted	27,760	20,720	26,900
Forfeited	(1,280)	(3,920)	(6,674)
Units earned and converted into common stock	—	—	(14,154)

RSUs outstanding at June 30, 2019	26,480	16,800	6,072

RSUs unearned but vested	—	5,627	—
RSUs unearned but not yet vested	26,480	11,173	6,072

RSUs outstanding at June 30, 2019	26,480	16,800	6,072

Fair value per RSU	$10.77	$16.66	$11.92
Total fair value of RSU grant	$298,975	$345,195	$320,648

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
June 30, 2019
(unaudited)

9. Indebtedness

Mortgage Notes Payable

Mortgage Financing of Property Acquisitions

The Company partially financed the real estate properties acquired during the six-month period ended June 30, 2019 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
Disston Plaza	6/12/2019	$18,038	Fixed	3.93%	7/1/2034
Polo Grounds Mall	6/12/2019	13,325	Fixed	3.93%	7/1/2034
Free State Shopping Center	5/28/2019	46,800	Fixed	3.99%	6/1/2029
Haven49 (1)	3/27/2019	41,550	Variable	6.15%	12/22/2019
Gayton Crossing	1/17/2019	18,000	Fixed	4.71%	2/1/2029

		$137,713

(1) The Company assumed the existing construction loan on this property.

Repayments and Refinancings

On April 12, 2019, the Company refinanced the mortgage on its Royal Lakes Marketplace grocery-anchored shopping center. The existing $9.5 million mortgage bore interest at a variable rate of 1 month LIBOR plus 250 basis point and was refinanced into a $9.7 million mortgage which bears interest at a fixed rate of 4.29%. As a result of the refinance, the Company incurred approximately $0.3 million of expenses which were capitalized as deferred loan costs, and accelerated approximately $52,000 of remaining unamortized deferred loan costs associated with the prior loan, which is included within the interest expense line of the Consolidated Statements of Operations.

On April 12, 2019, the Company refinanced the mortgage on its Cherokee Plaza grocery-anchored shopping center. The existing $24.5 million mortgage bore interest at a variable rate of 1 month LIBOR plus 225 basis point and was refinanced into a $25.2 million mortgage which bears interest at a fixed rate of 4.28%. As a result of the refinance, the Company expensed approximately $317,000 of loan costs associated with the new loan, which is included within the interest expense line of the Consolidated Statements of Operations.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

The following table summarizes our mortgage notes payable at June 30, 2019:

(dollars in thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily communities	$1,032,344	3.92%	9.4
New Market Properties	552,606	3.93%	7.6
Preferred Office Properties	484,773	4.32%	14.6
Student housing properties	160,324	4.13%	6.1

Total fixed rate mortgage debt	2,230,047	4.02%	9.9

Variable rate mortgage debt:
Multifamily communities	80,482	4.29%	4.4
New Market Properties	27,400	5.44%	2.4
Preferred Office Properties	—	—	—
Student housing properties	131,916	5.98%	1.1

Total variable rate mortgage debt	239,798	5.35%	2.4

Total mortgage debt:
Multifamily communities	1,112,826	3.94%	9.1
New Market Properties	580,006	4.01%	7.4
Preferred Office Properties	484,773	4.32%	14.6
Student housing properties	292,240	4.97%	3.9

Total principal amount	2,469,845	4.15%	9.1
Deferred loan costs	(35,849)
Mark to market loan adjustment	(4,754)
Mortgage notes payable, net	$2,429,242
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

The mortgage note secured by our Champions Village property has a maximum commitment of approximately $34.2 million. As of June 30, 2019, the Company has an outstanding principal balance of $27.4 million. Additional advances of the mortgage commitment may be drawn as the Company achieves leasing activity, if elected by the Company. Additional advances are available through October 2019. This mortgage note has a variable interest of the greater of (i) 3.25% or (ii) the sum of the 3.00% plus the LIBOR Rate, which was 5.44% as of June 30, 2019.

As of June 30, 2019, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.7 years. Our mortgage notes have maturity dates between October 1, 2019 and June 1, 2054.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.60% for the six-month period ended June 30, 2019. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

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
As of June 30, 2019, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.7 billion	(2)	$1.8 billion
Debt yield	Minimum 8.25%		10.24%
Payout ratio	Maximum 95%	(3)	90.8%
Total leverage ratio	Maximum 65%		56.7%
Debt service coverage ratio	Minimum 1.50x		1.84x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum of $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.0 billion as of June 30, 2019.
(3) Calculated on a trailing four-quarter basis. For the twelve-month period ended June 30, 2019, the maximum dividends and distributions allowed under this covenant was approximately $151.0 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At June 30, 2019, unamortized loan fees and closing costs for the Credit Facility were approximately $1.4 million, which will be amortized over a remaining loan life of approximately 2.5 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

by agreement between the Company and KeyBank.The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At June 30, 2019, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.2 million, which will be amortized over a remaining loan life of approximately 2.7 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousands)	2019	2018	2019	2018

Multifamily communities	$11,817	$11,252	$23,272	$22,188
New Market Properties	6,115	4,629	11,701	8,985
Preferred Office Properties	5,357	2,666	10,708	5,207
Student housing properties	4,004	2,384	7,349	4,075
Interest paid to real estate loan participants	—	557	110	944

Total	27,293	21,488	53,140	41,399

Credit Facility and Acquisition Facility	318	859	1,227	1,916
Interest Expense	$27,611	$22,347	$54,367	$43,315
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of June 30, 2019 were:

Period	Future principal payments (in thousands)
2019	$119,237
2020	73,063
2021	179,341
2022	219,111
2023	194,072
thereafter	1,685,021

Total	$2,469,845

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of June 30, 2019 and December 31, 2018.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's eleven-year office lease, which began on October 9, 2014. As of June 30, 2019, the amount guarantied by the Company was $5.5 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of June 30, 2019, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $18.1 million of asset management and general and administrative fees related to acquired properties as of June 30, 2019 have been waived by the Manager.  The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of June 30, 2019, a total of $16.6 million remaining waived fees could possibly be earned by the Manager in the future.

At June 30, 2019, the Company had unfunded balances on its real estate loan portfolio of approximately $81.0 million.

At June 30, 2019, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $14.2 million.

12. Operating Leases

The Company’s grocery-anchored shopping centers and office properties are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of June 30, 2019, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised (excludes rental income due from tenants of multifamily communities, which are of lease terms of twelve months or less):

For the year ending December 31:	Future Minimum Rents as of June 30, 2019
(in thousands)	New Market Properties	Preferred Office Properties	Total

2019 (1)	$33,871	$28,476	$62,347
2020	64,188	62,266	126,454
2021	55,988	61,347	117,335
2022	46,983	61,171	108,154
2023	40,038	60,378	100,416
Thereafter	118,010	306,324	424,334
Total	$359,078	$579,962	$939,040

(1) Remaining six months

For the year ending December 31:	Future Minimum Rents as of December 31, 2018
(in thousands)	New Market Properties	Preferred Office Properties	Total

2019	$58,143	$56,564	$114,707
2020	51,949	61,704	113,653
2021	43,152	58,805	101,957
2022	35,218	58,108	93,326
2023	29,562	57,343	86,905
Thereafter	79,747	298,469	378,216
Total	$297,771	$590,993	$888,764

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt and Mid-Atlantic region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 46.1% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of June 30, 2019, the Company’s approximately 2.6 million square foot office portfolio was 96% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring.
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
June 30, 2019
(unaudited)

The following tables present the Company's assets, revenues, and NOI results by reportable segment, as well as a reconciliation from NOI to net income (loss). The assets attributable to 'Other' primarily consist of  deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels.

(in thousands)	June 30, 2019	December 31, 2018

Assets:
Multifamily communities	$1,480,775	$1,503,648
Student housing properties	496,021	411,102
Financing	497,055	448,617
New Market Properties	1,026,418	883,594
Preferred Office Properties	878,848	884,648
Other (1)	601,401	279,349
Consolidated assets	$4,980,518	$4,410,958

(1) Other Assets includes $571,999 and $264,886 of assets owned by other pool participants within the Freddie Mac K Program that were consolidated by the Company. The Company's maximum exposure to loss from the combined mortgage pools from the Freddie Mac K Program is approximately $24.1 million.

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three-month and six-month periods ended June 30, 2019 and 2018 were as follows:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousands)	2019	2018	2019	2018

Capitalized expenditures:
Multifamily communities	$3,633	$5,859	$4,845	$10,698
Student housing properties	910	927	1,823	1,208
New Market Properties	1,427	1,002	3,004	1,787
Total	$5,970	$7,788	$9,672	$13,693

Second-generation capital expenditures exclude those expenditures made in our office building portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), (iii) for property redevelopments and repositionings (iv) to newly leased space which had been vacant for more than one year and (v) for building improvements that are recoverable from future operating cost savings.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

Total revenues by reportable segment of the Company were:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues

Rental revenues:
Multifamily communities	$40,848	$38,896	$81,162	$77,758
Student housing properties	11,433	7,097	21,457	12,766
New Market Properties	22,346	17,567	43,875	34,906
Preferred Office Properties (1)	20,965	12,992	41,336	25,384
Total rental revenues	95,592	76,552	187,830	150,814

Other revenues:
Multifamily communities	1,345	1,436	2,640	2,729
Student housing properties	210	107	404	190
New Market Properties	536	645	1,066	1,221
Preferred Office Properties	1,883	118	2,454	206
Total other revenues	3,974	2,306	6,564	4,346

Financing revenues	13,263	17,531	29,941	31,599
Miscellaneous revenues	1,023	—	1,023	—
Consolidated revenues	$113,852	$96,389	$225,358	$186,759

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of June 30, 2019, the Company has deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $41.6 million which is included in the deferred revenues line on the consolidated balance sheets at June 30, 2019. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $1.9 million and $1.1 million for the six-month periods ended June 30, 2019 and 2018, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousands)	2019	2018	2019	2018
Segment net operating income (Segment NOI)

Multifamily communities	$24,146	$22,745	$48,390	$46,268
Student housing properties	7,150	3,905	12,241	6,941
Financing	13,286	17,531	29,965	31,599
New Market Properties	16,425	12,812	32,230	25,485
Preferred Office Properties	16,515	9,334	31,320	18,397

Consolidated segment net operating income	77,522	66,327	154,146	128,690

Interest expense:
Multifamily communities	11,816	11,252	23,272	22,188
Student housing properties	4,005	2,384	7,349	4,075
New Market Properties	6,115	4,630	11,701	8,985
Preferred Office Properties	5,357	2,666	10,708	5,207
Financing	318	1,415	1,337	2,860
Depreciation and amortization:
Multifamily communities	18,391	20,320	38,802	42,023
Student housing properties	6,179	7,496	11,633	12,601
New Market Properties	10,632	9,177	20,967	18,057
Preferred Office Properties	10,461	5,102	19,550	10,030
Professional fees	888	769	1,773	1,243
Management fees, net of forfeitures	5,414	5,192	10,614	10,213
Loan loss allowance	—	—	—	—
Equity compensation to directors and executives	306	950	617	2,085
Gain on sale of real estate	—	(2)	—	(20,356)
Gain on noncash net assets of consolidated VIEs	(584)	(54)	(725)	(54)
Gain loss on sale of real estate loan investment	(747)	—	(747)	—
Loss on extinguishment of debt	52	—	69	—
Gain on trading investment, net	—	—	(4)	—
Other	596	308	1,187	548

Net income (loss)	$(1,677)	$(5,278)	$(3,957)	$8,985

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousands, except per-share figures)	2019	2018	2019	2018
Numerator:
Operating income before gains on sales of real estate and trading investment	$24,655	$17,013	$49,003	$31,890
Gains on sales of real estate and trading investment	—	2	4	20,356

Operating income	24,655	17,015	49,007	52,246
Interest expense	27,611	22,347	54,367	43,315
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	584	54	725	54
Loss on extinguishment of debt	(52)	—	(69)	—
Gain on sale of real estate loan investment	747	—	747	—

Net (loss) income	(1,677)	(5,278)	(3,957)	8,985
Consolidated net loss (income) attributable to non-controlling interests	571	140	79	(240)

Net (loss) income attributable to the Company	(1,106)	(5,138)	(3,878)	8,745

Dividends declared to preferred stockholders	(27,542)	(20,924)	(53,081)	(40,441)
Earnings attributable to unvested restricted stock	(7)	(6)	(9)	(8)

Net loss attributable to common stockholders	$(28,655)	$(26,068)	$(56,968)	$(31,704)

Denominator:
Weighted average number of shares of Common Stock - basic	43,703	39,383	43,194	39,241

Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	43,703	39,383	43,194	39,241

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.66)	$(0.66)	$(1.32)	$(0.81)

(A) The Company's outstanding Class A Units of the Operating Partnership (875 and 1,070 Units at June 30, 2019 and 2018, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,829 and 1,418 outstanding shares of Series A Preferred Stock at June 30, 2019 and 2018, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 73 and 29 mShares outstanding at June 30, 2019 and 2018, respectively.

(C) The Company's outstanding unvested restricted share awards (26 and 25 shares of Common Stock at June 30, 2019 and 2018, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 27,246 shares of Common Stock; (ii) 93 Class B Units; (iii) 26 shares of unvested restricted common stock; and (iv) 49 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
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

	As of June 30, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$360,180	$392,279	$—	$—	$392,279
Notes receivable and line of credit receivable	45,143	45,143	—	—	45,143
	$405,323	$437,422	$—	$—	$437,422
Financial Liabilities:
Mortgage notes payable	$2,469,845	$2,522,323	$—	$—	$2,522,323

	As of December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$334,211	$366,328	$—	$—	$366,328
Notes receivable and line of credit receivable	47,307	47,307	—	—	47,307
	$381,518	$413,635	$—	$—	$413,635
Financial Liabilities:
Mortgage notes payable	$2,339,752	2,313,405	$—	$—	$2,313,405
Revolving credit facility	57,000	57,000	—	—	57,000
Loan participation obligations	5,181	5,181	—	—	5,181
	$2,401,933	$2,375,586	$—	$—	$2,375,586

(1) The carrying value of real estate assets at December 31, 2018 included the Company's balance of the Palisades real estate loan investment, which included the amounts funded by an unrelated participant. On March 13, 2019, the Company repurchased the loan participant's 25% balance in the loan from the loan participant and at June 30, 2019, carried the entire loan balance on its consolidated balance sheet without reflection of any liability to any third party.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at June 30, 2019, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

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

The following table presents activity of the two mortgage pools from the Freddie Mac K Program as of and for the six-month period ended June 30, 2019:

	Assets	Liabilities
(in thousands)	Multifamily mortgage loans held in VIEs at fair value	VIE liabilities, at fair value	Net
Balance as of December 31, 2018	$269,946	$264,886	$5,060
Initial consolidation of ML-05 trust:	289,325	270,670	18,655
Gains (losses) included in net income due to change in fair value of net assets of VIE:	38,931	38,516	415
Repayments of underlying mortgage principal amounts and repayments to Class A holders:	(2,073)	(2,073)	—
Balance as of June 30, 2019	$596,129	$571,999	$24,130

The changes in the fair value of the net assets of consolidated VIEs from mortgage-backed pools were:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Interest earned	$310	$—	$310	$—
Unrealized gain	274	54	415	54

Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	$584	$54	$725	$54

The following table presents the level 3 input used to calculate the fair value of the consolidated assets and liabilities of the two VIEs:

(in thousands)	Fair value	Valuation methodology	Unobservable input
Assets:
Multifamily mortgage loans held in VIEs at fair value	$596,129	Discounted cash flow	Discount rate	3.9%
Liabilities:
VIE liabilities, at fair value	$571,999	Discounted cash flow	Discount rate	3.9%

The following tables present the estimated fair values of the consolidated assets and liabilities from the two VIEs for which the Company has elected the fair value option.

	As of June 30, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pools	$596,129	$596,129	$—	$—	$596,129
Financial Liabilities:
VIE liabilities from mortgage-backed pools	$571,999	$571,999	$—	$—	$571,999

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2019
(unaudited)

	December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pools	$269,946	$269,946	$—	$—	$269,946
Financial Liabilities:
VIE liabilities from mortgage-backed pools	$264,886	$264,886	$—	$—	$264,886

Disclosure guidance under GAAP requires the Company to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the two mortgage pools is more observable. The VIE assets within the two mortgage pools consist of mortgage loans which finance 40 and 20 multifamily communities at June 30, 2019 and December 31, 2018, respectively. The fair value of the VIE assets within the level 3 hierarchy are comprised of the fair value of the mortgages as estimated by the Company, which were developed utilizing a discounted cash flow model over the remaining terms of the mortgages until their maturity dates and utilizing discount rates believed to approximate the market risk factor for instruments of similar type and duration. The fair values of the notes are categorized within the level 3 hierarchy of fair value estimation as the discount rate primary input assumption is unobservable.

16. Subsequent Events

Between July 1, 2019 and July 31, 2019, the Company issued 38,684 Units under its $1.5 Billion Unit Offering and collected net proceeds of approximately $34.8 million after commissions and fees and issued 4,896 shares of Series M Preferred Stock under the mShares offering and collected net proceeds of approximately $4.7 million after commissions and fees.

On July 25, 2019, we acquired CAPTRUST Tower, a class A office building in Raleigh, North Carolina comprising 300,389 rentable square feet.

On July 29, 2019, we refinanced the mortgage on our Citilakes multifamily community from a floating to a fixed interest rate of 3.66%.

On July 29, 2019, we entered into a purchase and sale agreement pursuant to which we will sell six of our student housing properties to a third party. The properties to be sold are North by Northwest, Sol, Stadium Village, Ursa, The Retreat at Orlando and Haven49. A non-refundable security deposit from the purchaser has been deposited into an escrow account and we expect the sale to close during fourth quarter 2019. We expect to realize a book gain on the sale.

On July 31, 2019, we acquired 251 Armour Drive, an approximately 36,000 square foot building adjacent to our 187,000 square foot Armour Yards office portfolio in Atlanta, Georgia.

Item 1B.	Unresolved Staff Comments

None.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the six-month period ended June 30, 2019, we acquired four grocery-anchored shopping centers and one student housing property.

During the six-month period ended June 30, 2019, we issued 254,753 Units and collected net proceeds of approximately $229.2 million from our $1.5 Billion Unit Offering and issued 29,609 shares of Series M Preferred Stock and and collected net proceeds of approximately $28.7 million from our mShares Offering. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during the six-month period ended June 30, 2019, we issued 586,780 shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $7.6 million from those exercises.

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

Student Housing Properties

                Regarding the student housing industry, the Fall 2019 preleasing numbers are very consistent with last year, which is encouraging considering the roughly 10% increase in anticipated supply this year. Industry reports suggest that nationally, effective rents were up 1.7% as of June, slightly higher than 2018’s growth. The top 10 universities for rent growth are all experiencing growth over 5%, however, nearly all of them have seen little to no new supply as of late. Some university markets are seeing an average increase of 11.4% in off-campus student housing inventory. There were approximately 40,000 student housing beds delivered across the country in the fall of 2018, with a forecast of 47,300 off campus student housing beds for fall of 2019 delivery. This inventory growth, while greater than the two previous years, remains in line with recent levels.

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

New Market Properties

               We believe that the grocery-anchored shopping center sector benefits from many of the same improving metrics as the multifamily sector, namely improved economy and job and wage growth. More specifically, the types of centers we own and plan to acquire are primarily occupied by grocery stores, service uses, fitness centers, medical providers and restaurants. We believe that these businesses are significantly less impacted by e-commerce than some other retail businesses, and that grocery anchors typically generate repeat trips to the center. We expect that current macroeconomic conditions, coupled with continued population growth in the suburban markets where our retail properties are located, will create favorable conditions for grocery shopping and other uses provided by grocery-anchored shopping centers. With moderate supply growth following a period of historically low retail construction starts, we believe our centers, which are all generally located in Sun Belt and Mid-Atlantic markets, are well positioned to have solid operating fundamentals.

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
New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month and six-month periods ended June 30, 2019 were:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% change	2019	2018	% change

Revenues (in thousands)	$113,852	$96,389	18.1%	$225,358	$186,759	20.7%

Per share data:
Net income (loss) (1)	$(0.66)	$(0.66)	—	$(1.32)	$(0.81)	—

FFO (2)	$0.36	$0.38	(5.3)%	$0.75	$0.75	—

AFFO (2)	$0.22	$0.37	(40.5)%	$0.55	$0.63	(12.7)%

Dividends (3)	$0.2625	$0.255	2.9%	$0.5225	$0.505	3.5%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and AFFO results are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

•
For the second quarter 2019, our FFO payout ratio to Common Stockholders and Unitholders was approximately 73.9% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 63.3%. (A)

•
Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 119.4% for the second quarter 2019 and 85.0% for the trailing twelve-month period ended June 30, 2019. Our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 73.6% for the second quarter 2019 and 65.3% for the trailing twelve-month period ended June 30, 2019. (B)

•
At June 30, 2019, the market value of our common stock was $14.95 per share. A hypothetical investment in our Common Stock in our initial public offering on April 5, 2011, assuming the reinvestment of all dividends and no transaction costs, would have resulted in an average annual return of approximately 19.1% through June 30, 2019.

•	As of June 30, 2019, the average age of our multifamily communities was approximately 5.4 years, which is the youngest in the public multifamily REIT industry.

•	At the end of the second quarter 2019, we had $0 drawn on our $200 million revolving line of credit.

•
Approximately 90.3% of our permanent property-level mortgage debt has fixed interest rates and approximately 5.7% has variable interest rates which are capped. In addition, we intend to refinance the remaining uncapped variable rate mortgage debt into new fixed rate instruments during the remainder of 2019. We believe we are well protected against potential increases in market interest rates.

•
Over the next six quarters, the company has ten mortgage loans with balloon payments due at their maturity of approximately $130 million: eight retail assets and two student housing assets. Six of the eight retail assets have already acquired new debt and we have locked rate for a third quarter closing. For the remaining two retail assets, we plan to pay off the loans at their maturity and have them remain unencumbered. For the two student housing assets, we plan to refinance them shortly before their maturity.

•
At June 30, 2019, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 52.0%. Included in our total assets were our investments in the Series 2018-ML04 and Series 2019-ML05 from the Freddie Mac K program. Our leverage calculation excludes the gross assets and liabilities of approximately $572.0 million that are owned by other pool participants in the Freddie Mac K program that we consolidated under the VIE rules.

•
As of June 30, 2019, our total assets were approximately $5.0 billion compared to approximately $3.9 billion as of June 30, 2018, an increase of approximately $1.1 billion, or approximately 27.4%. This growth was driven by (i) the acquisition of nine real estate properties (partially offset by the sale of three properties) and (ii) the consolidation of the mortgage pools from the Freddie Mac K program. Excluding the VIE mortgage pool assets from other participants in the K Program, our total assets grew approximately $762.2 million, or 20.9% since June 30, 2018.

•
On April 12, 2019, we closed on a real estate loan investment of up to approximately $7.2 million in connection with the development of a 204-unit second phase of our Lodge at Hidden River multifamily community located in Tampa, Florida.

•	On April 12, 2019, we refinanced the variable-rate mortgage on our Royal Lakes Marketplace grocery-anchored shopping center into a new 10 year, $9,700,000 loan with a fixed rate of 4.29%.

•	On April 12, 2019, we refinanced the variable-rate mortgage on our Cherokee Plaza grocery-anchored shopping center into a new 8 year, $25,200,000 loan with a fixed rate of 4.28%.

•	Effective June 30, 2019, we amended and sold the senior construction loan held by us on the 8West office development to a third party and collected a gross fee of $1.55 million from the buyer.

(A) We calculate the FFO payout ratio to Common Stockholders as the ratio of Common Stock dividends and distributions to FFO Attributable to Common Stockholders and Unitholders. We calculate the FFO payout ratio to preferred stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and FFO. Since our operations resulted in a net loss from continuing operations for the periods presented, a payout ratio based on net loss is not calculable. See Definitions of Non-GAAP Measures on page S-22.

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

As of June 30, 2019, our actual and potential purchase option portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
Falls at Forsyth	Atlanta, GA	356	S + 90 days (2)	S + 150 days (2)
V & Three	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
E-Town	Jacksonville, FL	332	S + 90 days (3)	S + 150 days (3)
Vintage	Destin, FL	282	(4)	(4)
Hidden River II	Tampa, FL	204	S + 90 days (2)	S + 150 days (2)

Student housing properties:
Solis Kennesaw II	Atlanta, GA	175	(5)	(5)

Office property:
8West	Atlanta, GA	(6)	(6)	(6)

		2,228

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio. The purchase options held by us on the 464 Bishop, Hidden River I, Haven Charlotte, Sanibel Straights, Wiregrass, Newbergh, Cameron Square, Solis Kennesaw, Encore and Tampa projects were terminated, in exchange for an aggregate $20.2 million in termination fees from the developers, net of amounts due to third party loan participants.

(2) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(3) The option period window begins on the earlier of June 21, 2024 and the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(4) The option period window begins on the later of one year following receipt of final certificate of occupancy or 90 days beyond the achievement of a 93% physical occupancy rate by the underlying property and ends 60 days beyond the option period beginning date.

(5) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2020 and end on December 31, 2020.

(6) The project plans are for the construction of a class A office building consisting of approximately 192,000 rentable square feet; our purchase option window opens 90 days following the achievement of 90% lease commencement and ends on November 30, 2024 (subject to adjustment). Our purchase option is at the to-be-agreed-upon market value. In the event the property is sold to a third party, we would be due a fee based on a minimum multiple of 1.15 times the total commitment amount of the real estate loan investment, less the amounts actually paid by the borrower, up to and including payment of accrued interest and repayment of principal at the time of the sale.

Three-month and six-month periods ended June 30, 2019 compared to 2018

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month and six-month periods ended June 30, 2019 versus 2018:

Preferred Apartment Communities, Inc.	Three months ended June 30,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$95,592	$76,552	$19,040	24.9%
Other property revenues	3,512	1,805	1,707	94.6%
Interest income on loans and notes receivable	12,093	13,658	(1,565)	(11.5)%
Interest income from related parties	1,632	4,374	(2,742)	(62.7)%
Miscellaneous revenues	1,023	—	1,023	—
Total revenues	113,852	96,389	17,463	18.1%

Operating expenses:
Property operating and maintenance	12,466	10,107	2,359	23.3%
Property salary and benefits	4,828	4,228	600	14.2%
Property management fees	3,373	2,776	597	21.5%
Real estate taxes	12,544	10,063	2,481	24.7%
General and administrative	1,913	1,957	(44)	(2.2)%
Equity compensation to directors and executives	306	950	(644)	(67.8)%
Depreciation and amortization	45,663	42,095	3,568	8.5%
Asset management and general and administrative
expense fees to related parties	8,209	6,621	1,588	24.0%
Insurance, professional fees and other expenses	2,690	2,008	682	34.0%

Total operating expenses	91,992	80,805	11,187	13.8%
Waived asset management and general and administrative
expense fees	(2,795)	(1,429)	(1,366)	—

Net operating expenses	89,197	79,376	9,821	12.4%
Operating income before gains on sales of
real estate and trading investments	24,655	17,013	7,642	44.9%
Gain on sale of real estate and trading investment	—	2	(2)	—
Operating income	24,655	17,015	7,640	44.9%
Interest expense	27,611	22,347	5,264	23.6%
Change in fair value of net assets of consolidated
VIE from mortgage-backed pool	584	54	530	981.5%
Loss on debt extinguishment	(52)	—	(52)	—
Gain on sale of real estate loan investment	747	—	747	—
Net (loss) income	(1,677)	(5,278)	3,601	(68.2)%
Consolidated net loss attributable to non-controlling interests	571	140	431	307.9%

Net (loss) income attributable to the Company	$(1,106)	$(5,138)	$4,032	(78.5)%

Preferred Apartment Communities, Inc.	Six months ended June 30,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$187,830	$150,814	$37,016	24.5%
Other property revenues	5,690	3,348	2,342	70.0%
Interest income on loans and notes receivable	23,381	23,958	(577)	(2.4)%
Interest income from related parties	7,434	8,639	(1,205)	(13.9)%
Miscellaneous revenues	1,023	—	1,023	—
Total revenues	225,358	186,759	38,599	20.7%

Operating expenses:
Property operating and maintenance	23,258	18,912	4,346	23.0%
Property salary and benefits	9,485	8,127	1,358	16.7%
Property management fees	6,640	5,532	1,108	20.0%
Real estate taxes	25,044	20,038	5,006	25.0%
General and administrative	4,527	3,798	729	19.2%
Equity compensation to directors and executives	617	2,085	(1,468)	(70.4)%
Depreciation and amortization	90,952	82,711	8,241	10.0%
Asset management and general and administrative
expense fees to related parties	16,038	12,862	3,176	24.7%
Insurance, professional fees and other expenses	5,218	3,453	1,765	51.1%

Total operating expenses	181,779	157,518	24,261	15.4%
Waived asset management and general and administrative
expense fees	(5,424)	(2,649)	(2,775)	104.8%

Net operating expenses	176,355	154,869	21,486	13.9%
Operating income before gains on sales of
real estate and trading investments	49,003	31,890	17,113	53.7%
Gain on sale of real estate and trading investment	4	20,356	(20,352)	—
Operating income	49,007	52,246	(3,239)	(6.2)%
Interest expense	54,367	43,315	11,052	25.5%
Change in fair value of net assets of consolidated
VIE from mortgage-backed pool	725	54	671	1,242.6%
Loss on debt extinguishment	(69)	—	(69)	—
Gain on sale of real estate loan investment	747	—	747	—
Net (loss) income	(3,957)	8,985	(12,942)	—
Consolidated net loss attributable to non-controlling interests	79	(240)	319	—

Net (loss) income attributable to the Company	$(3,878)	$8,745	$(12,623)	—

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three-month and six-month periods ended June 30, 2019 versus 2018 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three months ended June 30,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$22,346	$17,567	$4,779	27.2%
Other property revenues	98	144	(46)	(31.9)%
Interest income on loans and notes receivable	438	501	(63)	(12.6)%
Total revenues	22,882	18,212	4,670	25.6%

Operating expenses:
Property operating and maintenance	2,270	2,184	86	3.9%
Property management fees	754	632	122	19.3%
Real estate taxes	3,043	2,173	870	40.0%
General and administrative	306	163	143	87.7%
Equity compensation to directors and executives	18	148	(130)	(87.8)%
Depreciation and amortization	10,632	9,177	1,455	15.9%
Asset management and general and administrative
expense fees to related parties	1,725	1,363	362	26.6%
Insurance, professional fees and other expenses	310	285	25	8.8%
Total operating expenses	19,058	16,125	2,933	18.2%
Waived asset management and general and administrative
expense fees	(103)	(56)	(47)	83.9%
Net operating expenses	18,955	16,069	2,886	18.0%

Operating income	3,927	2,143	1,784	83.2%
Interest expense	6,115	4,629	1,486	32.1%
Loss on extinguishment of debt	52	—	52	—%
Net loss	$(2,240)	$(2,486)	$246	(9.9)%

New Market Properties, LLC	Six months ended June 30,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$43,875	$34,906	$8,969	25.7%
Other property revenues	193	224	(31)	(13.8)%
Interest income on loans and notes receivable	873	997	(124)	(12.4)%
Total revenues	44,941	36,127	8,814	24.4%

Operating expenses:
Property operating and maintenance	4,328	3,831	497	13.0%
Property management fees	1,521	1,360	161	11.8%
Real estate taxes	5,840	4,741	1,099	23.2%
General and administrative	664	310	354	114.2%
Equity compensation to directors and executives	36	296	(260)	(87.8)%
Depreciation and amortization	20,967	18,057	2,910	16.1%
Asset management and general and administrative
expense fees to related parties	3,382	2,679	703	26.2%
Insurance, professional fees and other expenses	693	516	177	34.3%
Total operating expenses	37,431	31,790	5,641	17.7%
Waived asset management and general and administrative
expense fees	(202)	(123)	(79)	64.2%
Net operating expenses	37,229	31,667	5,562	17.6%

Operating income	7,712	4,460	3,252	72.9%
Interest expense	11,701	8,985	2,716	30.2%
Loss on extinguishment of debt	52	—	52	—%
Net loss	$(4,041)	$(4,525)	$484	(10.7)%

Recent acquisitions

Our acquisitions (net of dispositions) of real estate assets since January 1, 2018 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month and six-month periods ended June 30, 2019 versus 2018.

Real estate assets acquired

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
1/9/2018	The Lux at Sorrel	Jacksonville, FL	265	n/a	n/a
2/28/2018	Green Park	Atlanta, GA	310	n/a	n/a
9/27/2018	The Lodge at Hidden River	Tampa, FL	300	n/a	n/a
11/9/2018	Vestavia Reserve	Birmingham, AL	272	n/a	n/a
11/15/2018	CityPark View South (1)	Charlotte, NC	200	n/a	n/a

	New Market Properties:
4/27/2018	Greensboro Village	Nashville, TN	n/a	n/a	70,203
4/27/2018	Governors Towne Square	Atlanta, GA	n/a	n/a	68,658
6/26/2018	Neapolitan Way	Naples, FL	n/a	n/a	137,580
6/29/2018	Conway Plaza	Orlando, FL	n/a	n/a	117,705
7/6/2018	Brawley Commons	Charlotte, NC	n/a	n/a	122,028
12/21/2018	Hollymead Town Center	Charlottesville, VA	n/a	n/a	158,807
1/17/2019	Gayton Crossing	Richmond, VA	n/a	n/a	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	n/a	n/a	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, FL	n/a	n/a	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, FL	n/a	n/a	130,015

	Student housing properties:
5/10/2018	The Tradition	College Station, TX	427	808	n/a
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894	n/a
6/27/2018	The Bloc	Lubbock, TX	140	556	n/a
3/27/2019	Haven49	Charlotte, NC	322	887	n/a

	Preferred Office Properties:
1/29/2018	Armour Yards	Atlanta, GA	n/a	n/a	187,000
7/31/2018	150 Fayetteville	Raleigh, NC	n/a	n/a	560,000
12/20/2018	Capitol Towers	Charlotte, NC	n/a	n/a	479,000

			2,457	3,145	2,582,614
(1) CityPark View South is a second phase of an existing property, and shares a leasing office with the original phase. Therefore, it is not counted as a separate property.

Real estate assets sold

Disposition date	Property	Location	Units

3/20/2018	Lake Cameron	Raleigh, NC	328
9/28/2018	Stone Rise	Philadelphia, PA	216
10/23/2018	Stoneridge Farms at the Hunt Club	Nashville, TN	364
12/11/2018	McNeil Ranch	Austin, TX	192

Rental Revenues

Rental revenue increased due primarily to properties acquired since January 1, 2018, as shown in the following table:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2019 versus 2018		2019 versus 2018
	Increase		Increase
Rental revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$20,545	107.9%	$41,712	112.7%
Properties sold since January 1, 2018	(3,038)	(16.0)%	(6,840)	(18.5)%
Properties acquired in 2011 - 2017	1,533	8.1%	2,144	5.8%

Total	$19,040	100.0%	$37,016	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in these other property revenues for the three-month and six-month periods ended June 30, 2019 versus 2018 were primarily due to the acquisitions listed above, and approximately $1.3 million in lease termination revenues recorded in the second quarter of 2019.

Interest income from our real estate loan investments decreased for the three-month and six-month periods ended June 30, 2019 versus 2018. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $362.0 million at June 30, 2019 from $376.1 million at June 30, 2018. The total commitment amount of our real estate loan investment portfolio decreased from approximately $512.8 million at June 30, 2018 to $443.1 million at June 30, 2019. Real estate loan investments supporting five multifamily communities and two student housing properties were repaid or settled between June 30, 2018 and June 30, 2019.

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2019 versus 2018		2019 versus 2018
	Increase		Increase
Property operating and maintenance expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$3,112	131.9%	$5,865	135.0%
Properties sold since January 1, 2018	(583)	(24.7)%	(1,221)	(28.1)%
Properties acquired in 2011 - 2017	(170)	(7.2)%	(298)	(6.9)%

Total	$2,359	100.0%	$4,346	100.0%

Property salary and benefits

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired since January 1, 2018, as shown in the following table:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2019 versus 2018		2019 versus 2018
	Increase		Increase
Property salary and benefits	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$933	155.5%	$1,867	137.5%
Properties sold since January 1, 2018	(274)	(45.7)%	(650)	(47.9)%
Properties acquired in 2011 - 2017	(59)	(9.8)%	141	10.4%

Total	$600	100.0%	$1,358	100.0%

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2019 versus 2018		2019 versus 2018
	Increase		Increase
Property management fees	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$659	110.4%	$1,357	122.5%
Properties sold since January 1, 2018	(124)	(20.8)%	(287)	(25.9)%
Properties acquired in 2011 - 2017	62	10.4%	38	3.4%

Total	$597	100.0%	$1,108	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since January 1, 2018, as shown in the following table:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2019 versus 2018		2019 versus 2018
	Increase		Increase
Real estate taxes	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$2,241	90.3%	$4,925	98.4%
Properties sold since January 1, 2018	(409)	(16.5)%	(800)	(16.0)%
Properties acquired in 2011 - 2017	649	26.2%	881	17.6%

Total	$2,481	100.0%	$5,006	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The changes in general and administrative expenses occurred as shown in the following table:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2019 versus 2018		2019 versus 2018
	Increase		Increase
General and administrative expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Taxes, licenses and fees	$184	(418.1)%	$425	58.2%
Properties acquired since January 1, 2018	232	(527.3)%	709	97.3%
Properties sold since January 1, 2018	(72)	163.6%	(159)	(21.8)%
Properties acquired in 2011 - 2017	(388)	881.8%	(246)	(33.7)%

Total	$(44)	100.0%	$729	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards decreased for the three-month and six-month periods ended June 30, 2019 versus 2018 primarily due to the lack of a Class B OP Unit grant for 2019. The Class B Unit grant made on January 2, 2018 was comprised of an aggregate 256,087 Class B Units with a fair value of approximately $4.3 million.

Depreciation and amortization

The increases in depreciation and amortization for the three-month and six-month periods ended June 30, 2019 versus 2018 are primarily due to acquisitions made during 2019.

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

Insurance, professional fees and other expenses

The increases consisted of:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2019 versus 2018		2019 versus 2018
	Increase		Increase
Insurance, professional fees and other expenses	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Audit and tax fees	$(108)	(15.9)%	$3	0.2%
Insurance premiums and claims	394	57.8%	1,087	61.6%
Legal fees	202	29.6%	235	13.3%
Internalization costs	280	41.1%	325	18.4%
Other professional fees	(86)	(12.6)%	115	6.5%

Total	$682	100.0%	$1,765	100.0%

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

There were no contingent fees realized due to property sales for the three-month or six-month periods ended June 30, 2019 or 2018.

Interest expense

The increases consisted of:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2019 versus 2018		2019 versus 2018
	Increase		Increase
Interest expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$6,880	130.8%	$13,833	125.1%
Properties sold since January 1, 2018	(542)	(10.3)%	(1,228)	(11.1)%
Properties acquired in 2011 - 2017	23	0.4%	(30)	(0.3)%
KeyBank operating LOC and Term Notes	(540)	(10.3)%	(689)	(6.2)%
Loan participants	(557)	(10.6)%	(834)	(7.5)%

Total	$5,264	100.0%	$11,052	100.0%

See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

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
		Three months ended June 30,
(In thousands, except per-share figures)		2019	2018

Net loss attributable to common stockholders (See note 1)		$(28,655)	$(26,068)

Add:	Depreciation of real estate assets	36,310	29,441
	Amortization of acquired real estate intangible assets and deferred leasing costs	8,893	12,314
	Net loss attributable to non-controlling interests (See note 2)	(571)	(140)
Less:	(Gain) loss on sales of trading investment and real estate	—	(2)
FFO attributable to common stockholders and unitholders		15,977	15,545

Add:	Loan cost amortization on acquisition term note	20	19
	Amortization of loan coordination fees paid to the Manager (See note 3)	473	631
	Payment of costs related to property refinancing	369	20
	Weather-related property operating losses	—	66
	Non-cash equity compensation to directors and executives	306	950
	Amortization of loan closing costs (See note 4)	1,159	1,213
	Depreciation/amortization of non-real estate assets	460	340
	Net loan fees received (See note 5)	125	411
	Accrued interest income received (See note 6)	2,318	2,769
	Internalization costs (See note 7)	280	—
	Deemed dividends from cash redemptions of preferred stock	4	201
	Amortization of lease inducements (See note 8)	432	311
	Non-cash dividends on Preferred Stock	119	47
	Purchase option termination fees received and related revenue adjustments (See note 9)	(1,383)	2,514
Less:	Non-cash loan interest income (See note 6)	(3,658)	(5,690)
	Non-cash revenues from mortgage-backed securities	(274)	(53)
	Cash paid for loan closing costs	(5)	—
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 10)	(4,324)	(2,505)
	Amortization of deferred revenues (See note 11)	(941)	(589)
	Normally recurring capital expenditures and leasing costs (See note 12)	(1,563)	(1,080)

AFFO		$9,894	$15,120

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$11,581	$10,104
	Distributions to Unitholders (See note 2)	230	273
	Total	$11,811	$10,377

Common Stock dividends and Unitholder distributions per share		$0.2625	$0.255

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.36	$0.38
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.22	$0.37

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	43,703	39,383
	Common Stock	877	1,070
	Class A Units	44,580	40,453
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	45,027	41,009

Actual shares of Common Stock outstanding, including 26 and 25 unvested shares
of restricted Common Stock at June 30, 2019 and 2018, respectively.		44,273	39,750
Actual Class A Units outstanding at June 30, 2019 and 2018, respectively.		875	1,070
	Total	45,148	40,820

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.97% weighted average non-controlling interest in the Operating Partnership for the three-month period ended June 30, 2019.

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
		Six months ended June 30,
(In thousands, except per-share figures)		2019	2018

Net loss attributable to common stockholders (See note 1)		$(56,968)	$(31,704)

Add:	Depreciation of real estate assets	72,027	57,153
	Amortization of acquired real estate intangible assets and deferred leasing costs	18,016	24,905
	Net loss attributable to non-controlling interests (See note 2)	(79)	240
Less:	(Gain) loss on sales of trading investment and real estate	—	(20,356)
FFO attributable to common stockholders and unitholders		32,996	30,238

Add:	Loan cost amortization on acquisition term note	39	44
	Amortization of loan coordination fees paid to the Manager (See note 3)	941	1,107
	Payment of costs related to property refinancing	424	61
	Weather-related property operating losses	—	(194)
	Non-cash equity compensation to directors and executives	617	2,085
	Amortization of loan closing costs (See note 4)	2,290	2,258
	Depreciation/amortization of non-real estate assets	909	653
	Net loan fees received (See note 5)	526	1,211
	Accrued interest income received (See note 6)	5,078	4,112
	Internalization costs (See note 7)	325	—
	Deemed dividends from cash redemptions of preferred stock	7	519
	Amortization of lease inducements (See note 8)	860	568
	Non-cash dividends on Preferred Stock	212	153
	Purchase option termination fees received and related revenue adjustments (See note 9)	(1,087)	2,514
Less:	Non-cash loan interest income (See note 6)	(6,982)	(10,622)
	Non-cash revenues from mortgage-backed securities	(415)	(54)
	Cash paid for loan closing costs	(8)	(391)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 10)	(8,082)	(5,694)
	Amortization of deferred revenues (See note 11)	(1,881)	(1,085)
	Normally recurring capital expenditures and leasing costs (See note 12)	(2,743)	(1,954)

AFFO		$24,026	$25,529

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$22,776	$19,906
	Distributions to Unitholders (See note 2)	458	540
	Total	$23,234	$20,446

Common Stock dividends and Unitholder distributions per share		$0.5225	$0.505

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.75	$0.75
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.55	$0.63

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	43,194	39,241
	Common Stock	879	1,070
	Class A Units	44,073	40,311
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	44,755	41,273

Actual shares of Common Stock outstanding, including 26 and 25 unvested shares
of restricted Common Stock at June 30, 2019 and 2018, respectively.		44,273	39,750
Actual Class A Units outstanding at June 30, 2019 and 2018, respectively.		875	1,070
	Total	45,148	40,820

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.99% weighted average non-controlling interest in the Operating Partnership for the six-month period ended June 30, 2019.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter ended June 30, 2019 include activity for the properties acquired during the quarter only from their respective dates of acquisition. In addition, the second quarter 2019 period includes activity for the properties acquired since June 30, 2018. Rental and other property revenues and expenses for the second quarter 2018 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 874,937 Class A Units as of June 30, 2019. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.97% and 2.64% for the three-month periods ended June 30, 2019 and 2018, respectively.

3)
We pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, to reflect the administrative effort involved in arranging debt financing for acquired properties. The fees are calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of AFFO. At June 30, 2019, aggregate unamortized loan coordination fees were approximately $13.5 million, which will be amortized over a weighted average remaining loan life of approximately 10.6 years.

4)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. Effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At June 30, 2019, aggregate unamortized loan costs were approximately $23.7 million, which will be amortized over a weighted average remaining loan life of approximately 9.2 years.

5)
We receive loan origination fees in conjunction with the origination of certain real estate loan investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received after the payment of loan origination fees to our Manager are additive adjustments in the calculation of AFFO. Correspondingly, the amortized non-cash income is a deduction in the calculation of AFFO. Over the lives of certain loans, we accrue additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. This non-cash interest income is subtracted from FFO in our calculation of AFFO. The amount of additional accrued interest becomes an additive adjustment to FFO once received from the borrower (see note 6).

6)
This adjustment reflects the receipt during the periods presented of additional interest income (described in note 5 above) which was earned and accrued prior to those periods presented on various real estate loans.

7)	This adjustment reflects the add-back of exploratory expenses incurred by the Company related to the potential internalization of the functions performed by its Manager.

8)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

9)
Effective January 1, 2019, we terminated our purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property; on May 7, 2018, we terminated our purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven46 and Haven Charlotte student housing properties, all of which are (or were) partially supported by real estate loan investments held by us. In exchange, we arranged to receive termination fees aggregating approximately $20.2 million from the developers, which are recorded as revenue over the period beginning on the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For the three-month and six month periods ended June 30, 2019, we had recognized termination fee revenues in excess of cash received, resulting in the negative adjustments shown; for the three-month and six month periods ended June 30, 2018, we had received cash in excess of recognized termination fee revenues, resulting in the additive adjustments to FFO in our calculation of AFFO.

10)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At June 30, 2019, the balance of unamortized below-market lease intangibles was approximately $51.8 million, which will be recognized over a weighted average remaining lease period of approximately 9.4 years.

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.60% for the six-month period ended June 30, 2019. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance.
On March 29, 2018, we refinanced the mortgage on our Sol student housing property. A short-term bridge loan was used to replace the mortgage being held on the Acquisition Facility. The mortgage principal balance of approximately $37.5 million remained the same under the new financing arrangement, and the existing variable interest rate increased 10 basis points, to 210 basis points over LIBOR. As a result of the refinance, we incurred expenses of approximately $61,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

On May 26, 2016, we utilized proceeds from the Interim Term Loan to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The Interim Term Loan accrued interest at a rate of LIBOR plus 2.5% per annum and was repaid and extinguished during the first quarter 2018.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2019, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

Our net cash provided by operating activities for the six-month periods ended June 30, 2019 and 2018 was approximately $74.6 million and $73.2 million, respectively. The increase in net cash provided by operating activities was primarily due to incremental cash generated by property income provided by real estate assets acquired since June 30, 2018.

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

Interest income on our loans and notes receivable decreased from $32.6 million for the six-month period ended June 30, 2018 to $30.8 million for the six-month period ended June 30, 2019, primarily due to the repayment or settlement since June 30, 2018 of 11 real estate loan investments with an aggregate commitment amount of $150.0 million which supported seven real estate development projects.

Our net cash used in investing activities for the six-month periods ended June 30, 2019 and 2018 was approximately $222.5 million and $371.6 million, respectively. Cash disbursed for property acquisitions decreased from $405.9 million in the 2018 period to $154.6 million in the 2019 period, partially offset by the investing cash inflow from the sale of mortgage-backed securities of approximately $53.4 million.

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

For the six-month period ended June 30, 2019, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$223	$22.41	$—	$—	$223	$22.41
Carpets	642	64.49	—	—	642	64.49
Wood flooring / vinyl	212	21.31	17	1.73	229	23.04
Blinds and ceiling fans	75	7.46	15	1.49	90	8.95
Fire safety	—	—	101	10.18	101	10.18
Furnace, air (HVAC)	203	20.40	13	1.28	216	21.68
Computers, equipment, misc.	8	0.79	119	11.92	127	12.71
Elevators	—	—	33	3.35	33	3.35
Exterior painting	—	—	536	53.79	536	53.79
Leasing office / common amenities	180	18.07	783	78.62	963	96.69
Major structural	—	—	1,343	134.81	1,343	134.81
Cabinets & countertop upgrades	—	—	405	40.67	405	40.67
Landscaping & fencing	—	—	802	80.55	802	80.55
Parking lot	—	—	276	27.67	276	27.67
Signage and sanitation	—	—	82	8.23	82	8.23

	$1,543	$154.93	$4,525	$454.29	$6,068	$609.22

For the six-month period ended June 30, 2019, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(in thousands, except per-unit amounts)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$36	$6.41	$—	$—	$36	$6.41
Carpets	8	1.41	—	—	8	1.41
Wood flooring / vinyl	5	0.83	10	1.69	15	2.52
Blinds and ceiling fans	4	0.72	—	—	4	0.72
Fire safety	—	—	151	26.69	151	26.69
Furnace, air (HVAC)	17	3.04	145	25.48	162	28.52
Computers, equipment, misc.	5	0.91	76	13.35	81	14.26
Elevators	—	—	—	—	—	—
Exterior painting	—	—	602	106.14	602	106.14
Leasing office / common amenities	26	4.50	225	39.63	251	44.13
Major structural	—	—	1,519	267.68	1,519	267.68
Cabinets & countertop upgrades	93	16.35	21	3.69	114	20.04
Landscaping & fencing	—	—	418	73.79	418	73.79
Parking lot	—	—	73	12.83	73	12.83
Signage and sanitation	—	—	78	13.79	78	13.79

	$194	$34.17	$3,318	$584.76	$3,512	$618.93

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the six-month periods ended June 30, 2019 and 2018 totaled $559,000 and $531,000, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office properties portfolio for the six-month periods ended June 30, 2019 and 2018 totaled $446,000 and $100,000, respectively. Second-generation capital expenditures exclude those expenditures made in our office properties portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition) and (iii) for property re-developments and repositionings.

At June 30, 2019, we had restricted cash of approximately $14.2 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash provided by financing activities was approximately $204.7 million and $300.7 million for the six-month periods ended June 30, 2019 and 2018, respectively. Our significant financing cash sources were approximately $145.9 million and $211.9 million of net proceeds from the mortgage financing transactions for the six-month periods ended June 30, 2019 and 2018, respectively, and approximately $257.5 million and $204.2 million for the six-month periods ended June 30, 2019 and 2018, respectively, of net proceeds from our offerings of our Preferred Stock Units.

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

Our second quarter 2019 Common Stock dividend declaration of $0.2625 per share represented an overall increase of 110% from our initial Common Stock dividend per share of $0.125 following our IPO, or an average annual dividend growth rate of approximately 13.8% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three-month period ended June 30, 2019, our aggregate dividends and distributions totaled approximately $39.4 million and our cash flows from operating activities were approximately $48.3 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

At June 30, 2019, the Company's active equity offerings consisted of:

•
an offering of a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering");

•	an offering of up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock (“mShares”), par value $0.01 per share (the “mShares Offering”); and

•
an offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering").

For the three months and six months ended June 30, 2019, no shares of our common stock were issued under our previously expired at-the-market offering of up to $150 million of common stock or our 2019 ATM Offering.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of June 30, 2019, our outstanding debt (both secured and unsecured) was approximately 49.8% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at June 30, 2019. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of June 30, 2019, we had long term mortgage indebtedness of approximately $2.4 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of June 30, 2019, we had approximately $94.0 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had 1,362,198 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2019, a total of 516,494 Warrants had been exercised into 10,329,880 shares of Common stock. The 1,362,198 Warrants outstanding at June 30, 2019 have exercise prices that range between $12.29 and $26.34 per share. If all the Warrants outstanding at June 30, 2019 became exercisable and were exercised, gross proceeds to us would be approximately $519.0 million and we would as a result issue an additional 27,243,960 shares of Common Stock.

Contractual Obligations

As of June 30, 2019, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 2.4% at June 30, 2019, our estimated future required payments on these instruments were:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$787,216	$99,665	$181,632	$148,546	$357,373
Principal	2,469,845	170,813	249,318	385,736	1,663,978
Line of Credit:
Interest	—	—	—	—	—
Principal	—	—	—	—	—
Total	$3,257,061	$270,478	$430,950	$534,282	$2,021,351

In addition, we had unfunded real estate loan balances totaling approximately $81.0 million at June 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of June 30, 2019, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$39,284		5.0%	6.6%
Citi Lakes	41,198		4.3%	6.5%
The Tradition	30,000		3.3%	7.3%
The Bloc	28,966		3.3%	6.8%
Total capped floating-rate debt	139,448	5.7%

Ursa	31,400		n/a	n/a
Haven 49	41,550		n/a	n/a
Champions Village	27,400		n/a	n/a
Total uncapped floating-rate debt	100,350	4.1%

Total floating-rate debt	$239,798	9.7%

Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of June 30, 2019; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk and no recourse liability or market or interest rate exposure to the consolidated VIE liabilities of the mortgage-backed pools from the Freddie Mac K Program.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at June 30, 2019, would increase by approximately $2.2 million or decrease by approximately $2.1 million on an annualized basis.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX
Exhibit Number		Description

10.1	+	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company with the Securities and Exchange Commission on May 2, 2019).
10.2	+
Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 6 to Form S-11 Registration Statement (Registration No. 333-168407) filed by the Company with the Securities and Exchange Commission on March 4, 2011)

10.3
Sales Agreement dated June 21, 2019 by and between Preferred Apartment Communities, Inc. and RBC Capital Markets, LLC, JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research & Trading, LLC, D.A. Davidson & Co., JMP Securities LLC, and National Securities Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company with the Securities and Exchange Commission on June 24, 2019)

31.1	*	Certification of Daniel M. DuPree, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL: (i) Consolidated balance sheets at June 30, 2019 and December 31, 2018, (ii) consolidated statements of operations for the three months and six months ended June 30, 2019 and 2018, (iii) consolidated statements of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed or Furnished herewith
	+	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 1, 2019	By:	/s/ Daniel M. DuPree
Daniel M. DuPree
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)