Form 10-Q
period 2019-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2019-11-04
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of October 30, 2019 was 45,812,502.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	September 30, 2019	December 31, 2018
Assets
Real estate
Land	$607,055	$519,300
Building and improvements	3,117,087	2,738,085
Tenant improvements	151,960	128,914
Furniture, fixtures, and equipment	321,478	278,151
Construction in progress	11,242	8,265
Gross real estate	4,208,822	3,672,715
Less: accumulated depreciation	(382,479)	(272,042)
Net real estate	3,826,343	3,400,673
Real estate loan investments, net of deferred fee income and allowance for loan loss	356,272	282,548
Real estate loan investments to related parties, net	25,214	51,663
Total real estate and real estate loan investments, net	4,207,829	3,734,884

Cash and cash equivalents	86,177	38,958
Restricted cash	61,032	48,732
Notes receivable	17,698	14,440
Note receivable and revolving lines of credit due from related parties	23,959	32,867
Accrued interest receivable on real estate loans	27,877	23,340
Acquired intangible assets, net of amortization of $140,832 and $113,199	147,649	135,961
Deferred loan costs on Revolving Line of Credit, net of amortization of $681 and $180	1,454	1,916
Deferred offering costs	2,804	6,468
Tenant lease inducements, net of amortization of $3,128 and $1,833	19,972	20,698
Receivable from sale of mortgage-backed security	—	41,181
Tenant receivables (net of allowance of $0 and $1,662) and other assets	60,948	41,567
Variable Interest Entity ("VIE") assets from mortgage-backed pool, at fair value	610,248	269,946

Total assets	$5,267,647	$4,410,958

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and
mark-to-market adjustment of $42,642 and $40,127	$2,561,837	$2,299,625
Revolving line of credit	50,000	57,000
Real estate loan investment participation obligation	—	5,181
Unearned purchase option termination fees	5,050	2,050
Deferred revenue	40,663	43,484
Accounts payable and accrued expenses	58,762	38,618
Accrued interest payable	7,853	6,711
Dividends and partnership distributions payable	22,429	19,258
Acquired below market lease intangibles, net of amortization of $21,677 and $15,254	53,033	47,149
Prepaid rent, security deposits, and other liabilities	19,253	17,611
VIE liabilities from mortgage-backed pool, at fair value	585,837	264,886
Total liabilities	3,404,717	2,801,573

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,047 and 1,674 shares issued; 1,932 and 1,608
shares outstanding at September 30, 2019 and December 31, 2018, respectively	19	16
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 91 and 44 shares issued; 90 and 44 shares outstanding
at September 30, 2019 and December 31, 2018, respectively	1	—
Common Stock, $0.01 par value per share; 400,067 shares authorized;
45,335 and 41,776 shares issued and outstanding at
September 30, 2019 and December 31, 2018, respectively	453	418
Additional paid-in capital	1,861,446	1,607,712
Accumulated (deficit) earnings	—	—
Total stockholders' equity	1,861,919	1,608,146
Non-controlling interest	1,011	1,239
Total equity	1,862,930	1,609,385

Total liabilities and equity	$5,267,647	$4,410,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except per-share figures)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$101,817	$84,500	$289,647	$235,314
Other property revenues	3,232	2,443	8,922	5,791
Interest income on loans and notes receivable	12,608	13,618	35,989	37,576
Interest income from related parties	2,546	3,671	9,980	12,310
Miscellaneous revenues	—	—	1,023	—
Total revenues	120,203	104,232	345,561	290,991

Operating expenses:
Property operating and maintenance	14,928	12,893	38,186	31,805
Property salary and benefits (including reimbursements of $4,681, $4,501,
$12,973 and $12,040 to related party)	5,360	4,911	14,845	13,038
Property management fees (including $2,565, $2,344, $7,534 and $6,604 to related parties)	3,534	2,998	10,174	8,530
Real estate taxes	12,870	10,597	37,914	30,635
General and administrative	1,898	2,221	6,425	6,019
Equity compensation to directors and executives	305	796	922	2,881
Depreciation and amortization	46,239	44,499	137,191	127,210
Asset management and general and administrative expense fees to related party	8,611	7,234	24,649	20,096
Loan loss allowance	—	3,029	—	3,029
Insurance, professional fees and other expenses	3,453	1,713	8,671	5,166
Total operating expenses	97,198	90,891	278,977	248,409

Waived asset management and general and administrative expense fees	(3,081)	(1,934)	(8,505)	(4,583)

Net operating expenses	94,117	88,957	270,472	243,826

Operating income before gains on sales of real estate and trading investment	26,086	15,275	75,089	47,165
Gains on sales of real estate and trading investment	—	18,605	4	38,961
Operating income	26,086	33,880	75,093	86,126
Interest expense	28,799	25,657	83,166	68,972
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	591	131	1,316	185
Loss on extinguishment of debt	(15)	—	(84)	—
Gain on sale of real estate loan investment	—	—	747	—

Net income (loss)	(2,137)	8,354	(6,094)	17,339
Consolidated net (income) loss attributable to non-controlling interests	59	(216)	138	(456)

Net income (loss) attributable to the Company	(2,078)	8,138	(5,956)	16,883

Dividends declared to preferred stockholders	(29,446)	(22,360)	(82,527)	(62,801)
Earnings attributable to unvested restricted stock	(5)	(5)	(14)	(13)

Net loss attributable to common stockholders	$(31,529)	$(14,227)	$(88,497)	$(45,931)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(0.71)	$(0.35)	$(2.02)	$(1.16)

Weighted average number of shares of Common Stock outstanding,
basic and diluted	44,703	40,300	43,703	39,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month period ended September 30, 2019
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at July 1, 2019	$19	$442	$1,784,197	$—	$1,784,658	$(488)	$1,784,170
Issuance of Units	1	—	116,827	—	116,828	—	116,828
Issuance of mShares	—	—	17,156	—	17,156	—	17,156
Redemptions of Series A Preferred Stock	—	9	(2,886)	—	(2,877)	—	(2,877)
Exercises of warrants	—	2	2,480	—	2,482	—	2,482
Syndication and offering costs	—	—	(13,553)	—	(13,553)	—	(13,553)
Equity compensation to executives and directors	—	—	155	—	155	—	155
Conversion of Class A Units to Common Stock	—	—	112	—	112	(112)	—
Current period amortization of Class B Units	—	—	—	—	—	150	150
Net income (loss)	—	—	—	(2,078)	(2,078)	(59)	(2,137)
Contributions from Minority Holders	—	—	—	—	—	2,050	2,050
Reallocation adjustment to non-controlling interests	—	—	305	—	305	(305)	—
Distributions to non-controlling interests	—	—	—	—	—	(225)	(225)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(30,094)	1,983	(28,111)	—	(28,111)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,430)	95	(1,335)	—	(1,335)
Dividends to common stockholders ($0.2625 per share)	—	—	(11,823)	—	(11,823)	—	(11,823)
Balance at September 30, 2019	$20	$453	$1,861,446	$—	$1,861,919	$1,011	$1,862,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month period ended September 30, 2018
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at July 1, 2018	$14	$397	$1,430,713	$—	$1,431,124	$2,353	$1,433,477
Issuance of Units	1	—	100,877	—	100,878	—	100,878
Issuance of mShares	—	—	8,199	—	8,199	—	8,199
Redemptions of Series A Preferred Stock	—	7	(49)	—	(42)	—	(42)
Exercises of warrants	—	4	4,572	—	4,576	—	4,576
Syndication and offering costs	—	—	(10,842)	—	(10,842)	—	(10,842)
Equity compensation to executives and directors	—	—	135	—	135	—	135
Conversion of Class A Units to Common Stock	—	—	20	—	20	(20)	—
Current period amortization of Class B Units	—	—	—	—	—	661	661
Net income (loss)	—	—	—	8,138	8,138	216	8,354
Reallocation adjustment to non-controlling interests	—	—	391	—	391	(391)	—
Distributions to non-controlling interests	—	—	—	—	—	(271)	(271)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(13,883)	(7,948)	(21,831)	—	(21,831)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(339)	(190)	(529)	—	(529)
Dividends to common stockholders ($0.255 per share)	—	—	(10,383)	—	(10,383)	—	(10,383)
Balance at September 30, 2018	$15	$408	$1,509,411	$—	$1,509,834	$2,548	$1,512,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the nine-month period ended September 30, 2019
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Units	4	—	369,416	—	369,420	—	369,420
Issuance of mShares	—	—	46,765	—	46,765	—	46,765
Redemptions of Series A Preferred Stock	—	26	(8,014)	—	(7,988)	—	(7,988)
Exercises of warrants	—	8	10,066	—	10,074	—	10,074
Syndication and offering costs	—	—	(43,795)	—	(43,795)	—	(43,795)
Equity compensation to executives and directors	—	—	471	—	471	—	471
Conversion of Class A Units to Common Stock	—	1	676	—	677	(677)	—
Current period amortization of Class B Units	—	—	—	—	—	451	451
Net income (loss)	—	—	—	(5,956)	(5,956)	(138)	(6,094)
Contributions from Minority Holders	—	—	—	—	—	2,050	2,050
Reallocation adjustment to non-controlling interests	—	—	1,231	—	1,231	(1,231)	—
Distributions to non-controlling interests	—	—	—	—	—	(683)	(683)
Dividends to series A preferred stockholders
($5.00 per share per month)	—	—	(85,078)	5,727	(79,351)	—	(79,351)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(3,405)	229	(3,176)	—	(3,176)
Dividends to common stockholders ($0.785 per share)	—	—	(34,599)	—	(34,599)	—	(34,599)
Balance at September 30, 2019	$20	$453	$1,861,446	$—	$1,861,919	$1,011	$1,862,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the nine-month period ended September 30, 2018
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

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net (loss) income	$(6,094)	$17,339
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	137,191	127,210
Amortization of above and below market leases	(4,525)	(4,297)
Deferred revenues and fee income amortization	(4,024)	(3,103)
Purchase option termination fee amortization	(6,900)	(6,554)
Noncash interest income amortization on MBS, net of amortized costs	(696)	(185)
Amortization of market discount on assumed debt and lease incentives	1,492	1,152
Deferred loan cost amortization	4,752	5,213
(Increase) in accrued interest income on real estate loan investments	(7,888)	(4,385)
Equity compensation to executives and directors	922	2,881
Gains on sales of real estate and trading investment	(4)	(38,961)
Cash received for purchase option terminations	1,330	5,100
Loss on extinguishment of debt	84	—
Gain on sale of real estate loan investments, net	(747)	—
Non-cash payment of interest on related party line of credit	(637)	—
Mortgage interest received from consolidated VIEs	13,398	3,429
Mortgage interest paid to other participants of consolidated VIEs	(13,398)	(3,429)
Loan loss allowance	—	3,029
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(12,379)	(3,518)
(Increase) in tenant lease incentives	(570)	(6,786)
Increase in accounts payable and accrued expenses	22,399	14,470
Increase in accrued interest, prepaid rents and other liabilities	730	3,369
Net cash provided by operating activities	124,436	111,974

Investing activities:
Investments in real estate loans	(74,668)	(145,413)
Repayments of real estate loans	—	141,729
Notes receivable issued	(5,399)	(5,949)
Notes receivable repaid	2,169	8,941
Note receivable issued to and draws on line of credit by related parties	(30,434)	(39,377)
Repayments of line of credit by related parties	26,222	28,566
Proceeds from sale of real estate loan investment, net	747	—
Origination fees received on real estate loan investments	1,347	2,919
Origination fees paid to Manager on real estate loan investments	(674)	(1,459)
Purchases of mortgage-backed securities (K program), net of acquisition costs	(18,656)	—
Mortgage principal received from consolidated VIEs	5,024	705
Purchases of mortgage-backed securities	(12,278)	(4,739)
Proceeds from sales of mortgage-backed securities	53,445	—
Acquisition of properties	(442,415)	(662,918)
Disposition of properties, net	—	83,636
Receipt of insurance proceeds for capital improvements	746	412
Additions to real estate assets - improvements	(34,251)	(36,288)
Deposits (paid) refunded on acquisitions	(952)	3,552
Net cash used in investing activities	(530,027)	(625,683)

Financing activities:
Proceeds from mortgage notes payable	329,905	386,559
Repayments of mortgage notes payable	(106,728)	(66,875)
Payments for deposits and other mortgage loan costs	(6,738)	(7,150)
Proceeds from real estate loan participants	—	5
Payments to real estate loan participants	(5,223)	(4,372)
Proceeds from lines of credit	240,200	362,100
Payments on lines of credit	(247,200)	(348,200)
Repayment of the Term Loan	—	(11,000)
Mortgage principal paid to other participants of consolidated VIEs	(5,024)	(705)
Proceeds from repurchase agreements	4,857	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows - continued
(unaudited)

(In thousands)	Nine Months Ended September 30,
	2019	2018
Repayments of repurchase agreements	(4,857)	—
Proceeds from sales of Units, net of offering costs	380,016	303,391
Proceeds from exercises of Warrants	9,875	16,553
Payments for redemptions of preferred stock	(7,995)	(9,033)
Common Stock dividends paid	(33,617)	(29,488)
Preferred stock dividends paid	(80,339)	(61,093)
Distributions to non-controlling interests	(686)	(762)
Payments for deferred offering costs	(3,386)	(2,862)
Contributions from non-controlling interests	2,050	—

Net cash provided by financing activities	465,110	527,068

Net increase in cash, cash equivalents and restricted cash	59,519	13,359
Cash, cash equivalents and restricted cash, beginning of year	87,690	73,012
Cash, cash equivalents and restricted cash, end of period	$147,209	$86,371

Supplemental cash flow information:
Cash paid for interest	$76,563	$62,207

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$3,952	$2,379
Writeoff of fully depreciated or amortized assets and liabilities	$210	$1,768
Writeoff of fully amortized deferred loan costs	$1,850	$—
Lessee-funded tenant improvements, capitalized as landlord assets	$—	$11,796
Consolidation of assets of VIEs	$270,669	$—
Consolidation of liabilities of VIEs	$270,669	$—
Dividends payable - Common Stock	$11,823	$10,377
Dividends payable - Series A Preferred Stock	$9,534	$7,426
Dividends payable - mShares Preferred Stock	$714	$170
Dividends declared but not yet due and payable	$358	$216
Partnership distributions payable to non-controlling interests	$225	$272
Accrued and payable deferred offering costs	$252	$322
Offering cost reimbursement to related party	$384	$1,438
Reclass of offering costs from deferred asset to equity	$7,508	$2,008
Loan receivables converted to equity for property acquisition	$47,797	$—
Fair value issuances of equity compensation	$719	$4,972
Mortgage loans assumed on acquisitions	$41,550	$47,125
Noncash repayment of mortgages through refinancings	$65,607	$37,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
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

As of September 30, 2019, the Company had 45,335,043 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.2% owner of the Operating Partnership at that date. The number of partnership units not owned by the Company totaled 856,409 at September 30, 2019 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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
September 30, 2019
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
September 30, 2019
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
September 30, 2019
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
September 30, 2019
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
September 30, 2019
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	September 30, 2019		December 31, 2018
Multifamily communities:
Properties (1)	34	(1)	32
Units	10,245		9,768
New Market Properties:
Properties	50	(2)	45
Gross leasable area (square feet) (3)	5,644,427		4,730,695
Student housing properties:
Properties	8		7
Units	2,011		1,679
Beds	6,095		5,208
Preferred Office Properties:
Properties	9	(2)	7
Rentable square feet	2,913,000		2,578,000

(1) The acquired second phases of CityPark View and Crosstown Walk communities are managed in combination with the initial phases and so together are considered a single property, as are the Lenox Village and Regent at Lenox Village assets within the Lenox Portfolio.

(2) One property is owned through a consolidated joint venture.
(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and is not included in the totals above for New Market Properties.

Multifamily communities sold

The Company had no sales of multifamily community assets during the nine-month period ended September 30, 2019.

On September 28, 2018, the Company closed on the sale of its 216-unit multifamily community in Philadelphia, Pennsylvania, or Stone Rise, to an unrelated third party for a purchase price of approximately $42.5 million, exclusive of closing costs and resulting in a gain of $18.6 million. Stone Rise contributed approximately $0.5 million of net income to the consolidated operating results of the Company for the nine-month period ended September 30, 2018.

On March 20, 2018, the Company closed on the sale of its 328-unit multifamily community in Raleigh, North Carolina, or Lake Cameron, to an unrelated third party for a purchase price of approximately $43.5 million, exclusive of closing costs, and debt defeasance-related costs and resulted in a gain of $20.4 million. Lake Cameron contributed approximately $0.2 million of net income to the consolidated operating results of the Company for the nine-month period ended September 30, 2018.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

	Lake Cameron	Stone Rise
(In thousands)	March 20, 2018	September 28, 2018
Real estate assets:
Land	$4,000	$6,950
Building and improvements	21,519	18,860
Furniture, fixtures and equipment	3,687	3,292
Accumulated depreciation	(7,220)	(6,722)

Total assets, net	$21,986	$22,380

Liabilities:
Mortgage note payable	$19,736	$23,520

Multifamily communities acquired

During the nine-month periods ended September 30, 2019 and 2018, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

8/8/2019	Artisan at Viera	Melbourne, Florida	259
9/18/2019	Five Oaks at Westchase	Tampa, Florida	218

			477

1/9/2018	The Lux at Sorrel	Jacksonville, Florida	265
2/28/2018	Green Park	Atlanta, Georgia	310
9/27/2018	The Lodge at Hidden River	Tampa, Florida	300

			875

The aggregate purchase prices of the multifamily acquisitions were approximately $117.0 million and $165.6 million for the nine-month periods ended September 30, 2019 and 2018 respectively, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Multifamily Communities acquired during the nine months ended September 30,
(In thousands, except amortization period data)	2019	2018

Land	$9,264	$18,410
Buildings and improvements	87,098	116,767
Furniture, fixtures and equipment	19,806	27,905
Lease intangibles	2,647	5,681
Prepaids & other assets	75	238
Accrued taxes	(477)	(684)
Security deposits, prepaid rents, and other liabilities	(118)	(342)

Net assets acquired	$118,295	$167,975

Cash paid	$78,295	$55,015
Mortgage debt, net	40,000	112,960

Total consideration	$118,295	$167,975

Three months ended September 30, 2019:
Revenue	$842	$3,851
Net income (loss)	$(522)	$(1,286)

Nine months ended September 30, 2019:
Revenue	$842	$11,481
Net income (loss)	$(522)	$(4,978)

Capitalized acquisition costs incurred by the Company	$1,771	$3,117
Acquisition costs paid to related party (included above)	$1,216	1,685
Remaining amortization period of intangible
assets and liabilities (months)	8.9	0

Student housing properties acquired

During the nine-month periods ended September 30, 2019 and 2018, the Company completed the acquisitions of the following student housing properties:

Acquisition date	Property	Location	Units	Beds

3/27/2019	Haven49 (1)	Charlotte, NC	322	887

5/10/2018	The Tradition	College Station, TX	427	808
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894
6/27/2018	The Bloc	Lubbock, TX	140	556

			788	2,258

(1) The Company effectuated the acquisition via a negotiated agreement whereby the Company accepted the membership interest in the Haven49 project entity in satisfaction of the project indebtedness owed to the Company. See Note 4.

The aggregate purchase price of the student housing property acquisitions for the nine-month period ended September 30, 2019 was approximately $92.4 million. The aggregate purchase price of the student housing property acquisitions for the nine-month

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

period ended September 30, 2018 was approximately $197.0 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Student housing properties acquired during the nine-month periods ended September 30,
(In thousands, except amortization period data)	2019	2018

Land	$7,289	$23,149
Buildings and improvements	68,163	146,856
Furniture, fixtures and equipment	16,966	27,211
Lease intangibles	983	2,493
Below market leases	—	(54)
Prepaids & other assets	—	309
Accrued taxes	(158)	(942)
Security deposits, prepaid rents, and other liabilities	(2,579)	(719)

Net assets acquired	$90,664	$198,303

Satisfaction of loan receivables	$46,397	$—
Cash paid	2,717	92,212
Mortgage debt, net	41,550	106,091

Total consideration	$90,664	$198,303

Three-month period ended September 30, 2019:
Revenue	$1,914	$4,500
Net income (loss)	$32	$(1,260)

Nine-month period ended September 30, 2019:
Revenue	$3,529	$13,103
Net income (loss)	$(1,892)	$(5,313)

Capitalized acquisition costs incurred by the Company	$1,016	$2,555
Acquisition costs to related party	$936	$1,970

Remaining amortization period of intangible
assets and liabilities (months)	0	0

On July 29, 2019, we entered into a purchase and sale agreement to sell six of our student housing properties to a third party. A non-refundable earnest money deposit has been placed into an escrow account by the purchaser and we anticipate the sale to close in the near future. See note 16 for discussion regarding an amendment to this agreement.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

New Market Properties assets acquired

During the nine-month periods ended September 30, 2019 and 2018, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/17/2019	Gayton Crossing	Richmond, Virginia	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, Florida	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, Florida	130,285
8/16/2019	Fairfield Shopping Center (1)	Virginia Beach, Virginia	231,829

			913,732

4/27/2018	Greensboro Village	Nashville, Tennessee	70,203
4/27/2018	Governors Towne Square	Atlanta, Georgia	68,658
6/26/2018	Neapolitan Way	Naples, Florida	137,580
6/29/2018	Conway Plaza	Orlando, Florida	117,705
7/6/2018	Brawley Commons	Charlotte, North Carolina	122,028

			516,174

(1) Property is owned through a consolidated joint venture.

The aggregate purchase price of the New Market Properties acquisitions for the nine-month period ended September 30, 2019 was approximately $178.5 million. The aggregate purchase price of the New Market Properties acquisitions for the nine-month period ended September 30, 2018 was approximately $113.1 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisitions during the nine-month periods ended September 30,
(In thousands, except amortization period data)	2019	2018

Land	$57,916	$33,290
Buildings and improvements	101,873	67,595
Tenant improvements	8,230	5,225
In-place leases	16,080	7,795
Above market leases	2,759	1,383
Leasing costs	5,768	3,152
Below market leases	(10,537)	(4,359)
Other assets	98	33
Security deposits, prepaid rents, and other	(748)	(963)

Net assets acquired	$181,439	$113,151

Cash paid	$65,526	$64,918
Mortgage debt	115,913	48,233

Total consideration	$181,439	$113,151

Three-month period ended September 30, 2019:
Revenue	$4,235	$2,663
Net income (loss)	$(330)	$(134)

Nine-month period ended September 30, 2019:
Revenue	$6,413	$8,023
Net income (loss)	$(800)	$(401)

Capitalized acquisition costs incurred by the Company	$4,022	$1,612
Capitalized acquisition costs paid to related party (included above)	$1,799	$1,164
Remaining amortization period of intangible
assets and liabilities (years)	8.3	7.3
Preferred Office Properties assets acquired

During the nine-month periods ended September 30, 2019 and 2018, the Company completed the acquisition of the following office buildings:

Acquisition date	Property	Location	Gross leasable area (square feet)

7/25/2019	CAPTRUST Tower	Raleigh, North Carolina	300,000
7/31/2019	251 Armour Drive	Atlanta, Georgia	35,000

			335,000

1/29/2018	Armour Yards	Atlanta, Georgia	187,000
7/31/2018	150 Fayetteville	Raleigh, North Carolina	560,000

			747,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

The aggregate purchase price of the Preferred Office Properties acquisitions for the nine-month period ended September 30, 2019 was approximately $143.0 million. The aggregate purchase price of the Preferred Office Properties acquisitions for the nine-month period ended September 30, 2018 was approximately $239.5 million. Purchase prices shown are exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Preferred Office Properties' acquisitions during the nine-month periods ended September 30,
(In thousands, except amortization period data)	2019	2018

Land	$13,287	$22,829
Buildings and improvements	110,815	176,869
Tenant improvements	6,489	18,132
In-place leases	6,999	14,650
Above-market leases	1,085	3,114
Leasing costs	3,037	8,501
Below-market leases	(1,827)	(5,194)
Prepaid and other assets	—	1,365
Accrued taxes	(98)	(17)
Security deposits, prepaid rents, and other liabilities	(238)	(9,650)

Net assets acquired	$139,549	$230,599

Cash paid	$56,899	$76,199
Mortgage debt, net	82,650	154,400

Total consideration	$139,549	$230,599

Three-month period ended September 30, 2019:
Revenue	$2,257	5,974
Net income (loss)	$(342)	(289)

Nine-month period ended September 30, 2019:
Revenue	$2,257	17,446
Net income (loss)	$(342)	(1,563)

Capitalized acquisition costs incurred by the Company	$1,734	$3,405
Acquisition costs paid to related party (included above)	$1,433	$2,395
Remaining amortization period of intangible
assets and liabilities (years)	7.4	6.2

The Company recorded aggregate amortization and depreciation expense of:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2019	2018	2019	2018
Depreciation:
Buildings and improvements	$25,509	$21,084	$72,686	$56,918
Furniture, fixtures, and equipment	12,296	12,314	37,961	34,224
	37,805	33,398	110,647	91,142
Amortization:
Acquired intangible assets	8,169	10,874	25,732	35,583
Deferred leasing costs	217	184	670	380
Website development costs	48	43	142	105
Total depreciation and amortization	$46,239	$44,499	$137,191	$127,210

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

At September 30, 2019, the Company had recorded acquired gross intangible assets of $288.5 million, accumulated amortization of $140.9 million, gross intangible liabilities of $74.7 million and accumulated amortization of $21.7 million. Net intangible assets and liabilities as of September 30, 2019 will be amortized over the weighted average remaining amortization periods of approximately 7.6 and 9.4 years, respectively.

At September 30, 2019, the Company had restricted cash of approximately $17.6 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

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
Effective January 1, 2019, the Company terminated its purchase options on the Sanibel Straights, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by the Company. In exchange, the Company will receive termination fees aggregating approximately $8.3 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. For the nine-month period ended September 30, 2019, the Company recorded approximately $3.4 million of interest revenue related to these 2019 purchase option terminations in addition to approximately $3.5 million of interest revenue for the 464 Bishop and Haven49 purchase options that terminated in the second quarter 2018.

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

(In thousands)	September 30, 2019	December 31, 2018
Number of loans	21	19

Drawn amount	$383,216	$336,329
Deferred loan origination fees	(1,730)	(2,118)
Carrying value	$381,486	$334,211

Unfunded loan commitments	$74,656	$164,913
Weighted average current interest, per annum (paid monthly)	8.48%	8.47%
Weighted average accrued interest, per annum	3.66%	5.24%

(In thousands)	Principal balance	Deferred loan origination fees	Loan loss allowance	Carrying value
Balances as of December 31, 2018	$336,329	$(2,118)	$—	$334,211
Loan fundings	74,668	—	—	74,668
Loans settled with acquisitions	(27,781)	—	—	(27,781)
Loan origination fees collected	—	(674)	—	(674)
Amortization of loan origination fees	—	1,062	—	1,062
Balances as of September 30, 2019	$383,216	$(1,730)	$—	$381,486

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(In thousands)
Multifamily communities	16	$326,839	$385,373	86%
Student housing properties	3	38,582	40,448	10%
New Market Properties	1	12,857	12,857	3%
Preferred Office Properties	1	3,208	19,193	1%
Balances as of September 30, 2019	21	$381,486	$457,871

Effective June 30, 2019, the Company amended and sold its senior construction loan on the 8West office development to a third party and collected a gross fee of $1.55 million from the buyer.

The Company's Palisades real estate loan investment was subject to a loan participation agreement with an unaffiliated third party, under which the syndicate was to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). On March 13, 2019, the Company repurchased the loan participant's 25% balance in the loan from the loan participant and at September 30, 2019, carried the entire loan balance on its consolidated balance sheet without reflection of any liability to any third party.

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

At September 30, 2019, the Company's portfolio of real estate loan investments by credit quality indicator was:

(In thousands)
Rating indicator	Principal balance	Accrued interest	Receivables for purchase option terminations	Total
A	$377,100	$26,669	$8,340	$412,109
B	—	—	—	—
C	6,116	1,208	—	7,324
D	—	—	—	—

	$383,216	$27,877	$8,340	$419,433

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

At September 30, 2019, the Company's portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				September 30, 2019	December 31, 2018
(In thousands)
Preferred Capital Marketing Services, LLC (1)	1/24/2013	12/31/2019	$1,500	$650	$763	10%
Preferred Apartment Advisors, LLC (1,2)	8/21/2012	12/31/2019	22,000	14,299	9,778	7.5%	(3)
Haven Campus Communities, LLC (1,4)	6/11/2014	12/31/2018	11,660	9,011	11,620	8%
Oxford Capital Partners, LLC (5)	10/5/2015	6/30/2020	8,000	5,313	4,022	10%
Newport Development Partners, LLC	6/17/2014	6/30/2020	2,000	920	—	12%
Mulberry Development Group, LLC (6)	3/31/2016	6/30/2020	750	525	465	12%
360 Capital Company, LLC (6)	5/24/2016	12/31/2019	3,400	3,394	3,100	12%
360 Capital Company, LLC (7)	7/24/2018	12/31/2020	8,000	7,588	6,923	8.5%
Haven Campus Communities Charlotte Member, LLC (1)	8/31/2018	N/A	—	—	10,788	15%
Unamortized loan fees				(43)	(152)

			$57,310	$41,657	$47,307

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

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded through September 30, 2019 was approximately $880,000. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

Based on the negotiated agreement between the Company and the borrowers, on March 27, 2019, the Company received the membership interests of the Haven49 student housing project in exchange for the complete settlement of the related Haven49 loans, which include the Haven Campus Communities Charlotte Member, LLC line of credit, the Haven49 mezzanine loan and the Haven49 member loan. Additionally, under the same agreement, the Company received payouts and credits totaling approximately $3.8 million towards the Haven Campus Communities, LLC line of credit. These amounts were applied in accordance with the terms of the line of credit. The Company retains a pledge of a 49.49% interest in an unrelated shopping center located in Atlanta, Georgia as collateral on the Haven Campus Communities, LLC line of credit, as well as personal guaranties of repayment from the principals of the borrower.

In January 2019 the Company filed a lawsuit to collect the amounts owed under the line of credit it provided to Haven Campus Communities, LLC. In September 2019, Haven Campus Communities, LLC answered the lawsuit and filed counterclaims against the Company and its affiliates. At this time, the case is in the early stages of discovery, so the Company is unable to make any estimates on timing or amounts that may be collected by the Company on its Haven Campus Communities, LLC line of credit.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Real estate loans:
Current interest payments	$8,083	$6,974	$23,031	$24,164
Additional accrued interest	3,471	4,391	10,040	14,587
Origination fee amortization	283	250	1,063	1,288
Purchase option termination fee amortization	1,283	4,791	6,900	7,261

Total real estate loan revenue	13,120	16,406	41,034	47,300
Interest income on notes and lines of credit	1,865	883	4,278	2,586
Interest income from bank and money market accounts	169	—	562	—
Interest income from agency mortgage-backed securities	—	—	95	—

Interest income on loans and notes receivable	$15,154	$17,289	$45,969	$49,886

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2019 of approximately $383.2 million. The maximum aggregate amount of loans to be funded as of September 30, 2019 was approximately $457.9 million, which includes approximately $74.7 million of loan committed amounts not yet funded.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the 464 Bishop, Dawsonville Marketplace, Falls at Forsyth, Newbergh, Newbergh Capital, Solis Kennesaw, Solis Kennesaw Capital, Solis Kennesaw II, 8West and Kennesaw Crossing real estate loan investments, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount of these loans as of September 30, 2019 totaled approximately $104.7 million (with a total commitment amount of approximately $134.2 million) and in the event of a total failure to perform by the borrowers and guarantors, would subject the Company to a total possible loss of the drawn amount.

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
September 30, 2019
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

The Company has evaluated the structure of the investments under the VIE rules and has determined that, due to the Company's position as directing certificate holder of the two mortgage pools, it is in the position most able to influence the financial performance of the trusts. As the subordinate tranche holder, the Company also holds the first loss position of the mortgage pools. As such, the Company is deemed to be the primary beneficiary of the VIEs and has consolidated the assets, liabilities, revenues, expenses and cash flows of both trusts in its consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2019. The Company's maximum exposure to loss from the combined mortgage pools from the Freddie Mac K program is approximately $24.4 million. The Company has no recourse liability to either the creditors or other beneficial interest holders of either investment.

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

5. Redeemable Preferred Stock and Equity Offerings
At September 30, 2019, the Company's active equity offerings consisted of:

•
an offering of a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock, par value $0.01 per share, and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering");

•	an offering of up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock (“mShares”), par value $0.01 per share (the “mShares Offering”);

•
an offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering"); and

•
an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering").

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

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

As of September 30, 2019, cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)				Deferred Offering Costs
Offering	Total offering		Gross proceeds as of September 30, 2019	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
$1.5 Billion Unit Offering	$1,500,000		$1,057,127	$7,327	$1,336	$8,663	$99,510	$108,173
mShares Offering	500,000		90,991	3,468	344	3,812	3,451	7,263
2016 Shelf Offering	300,000	(2)	98,080	2,062	—	2,062	3,001	5,063
2019 Shelf Offering	400,000	(3)	—	—	819	819	—	819
Series A1/M1 Offering	1,000,000	(4)	—	—	305	305	—	305

Total	$3,700,000		$1,246,198	$12,857	$2,804	$15,661	$105,962	$121,623

(1) These offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

(2) The $300 million 2016 Shelf Offering expired in second quarter 2019, and therefore all remaining deferred offering costs were reclassified as reductions of stockholder's equity.

(3) On April 25, 2019, the Company's 2019 Shelf Registration Statement was declared effective.

(4) On September 27, 2019, the Company's Series A1/M1 Registration Statement was declared effective.

Aggregate offering expenses of the $1.5 Billion Unit Offering, including selling commissions and dealer manager fees, and of the mShares Offering, including dealer manager fees, are each individually capped at 11.5% of the aggregate gross proceeds of the two offerings. The Company will reimburse its Manager up to 1.5% of the gross proceeds of such offerings for all organization and offering expenses that are incurred by the Manager. However, upon approval by the conflicts committee of the board of directors, the Company may reimburse its Manager for any such organization and offering expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority, or FINRA. Dealer manager fees for both offerings and sales commissions for the $1.5 Billion Unit Offering are not reimbursable.

Series A1/M1 Preferred Stock Offering

On September 27, 2019, the Company’s registration statement on Form S-3 (Registration No. 333-233576) (the “Series A1/M1 Registration Statement”)  was declared effective by the SEC. Shares of Series A1 Preferred Stock and Series M1 Preferred Stock issued under the Series A1/M1 Registration Statement are each offered at a price of $1,000 per share, subject to adjustment under certain conditions.

Each share of Series A1 Preferred Stock ranks senior to Common Stock with respect to dividend rights and carries a cumulative annual 6% dividend of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. Dividends begin accruing on the date of issuance. The redemption schedule of the Series A1 Preferred Stock allows redemptions at the option of the holder from the date of issuance through the first year subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year two the redemption fee decreases to 5% and after year three there is no redemption fee. Any redeemed shares of Series A1 Preferred Stock are entitled to any accrued but unpaid dividends at the time of the redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

Each share of Series M1 Preferred Stock ranks senior to Common Stock with respect to dividend rights and carries a cumulative annual dividend beginning at 6.1% of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. The annual dividend rate increases by 0.1% on each anniversary of the issuance date up to a maximum annual dividend rate of 7.1%. Dividends begin accruing on the date of issuance. The redemption schedule of the Preferred Stock allows redemptions at the option of the holder from the date of issuance of the Series M1 Preferred Stock through the first year at the stated value per share minus dividends paid for the three most previous dividend declaration dates. After year one, the shares of Series M1 Preferred Stock may be redeemed at 100% of the stated value per share. Any redeemed shares of Series M1 Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion.

Both the Series A1 Preferred Stock and the Series M1 Preferred Stock are callable by the Company after the second anniversary of the date of original issuance at 100% of the stated value per share.

Aggregate offering expenses of the Series A1/M1 Preferred Stock Offering, including selling commissions and dealer manager fees for the Series A1 Preferred Stock and only dealer manager fees for the Series M1 Preferred Stock, are each individually capped at 12.0% of aggregate gross proceeds of the offering. The Company will reimburse its Manager up to 2.0% of the gross proceeds of such offerings for all organization and offering expenses that are incurred by the Manager. However, upon approval by the conflicts committee of the board of directors, the Company may reimburse its Manager for any such organization and offering expenses incurred above the 2.0% amount as permitted by the Financial Industry Regulatory Authority, or FINRA. Dealer manager fees and sales commissions for the Series A1/M1 Preferred Stock Offering are not reimbursable.

The shares are being offered by Preferred Capital Securities, LLC, or PCS, an affiliate of the Company, on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the Series A1/M1 Registration Statement in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

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

Messrs. DuPree and Silverstein are executive directors of NELL Partners, Inc., which controls the Manager. Mr. DuPree is the Chief Executive Officer and Mr. Silverstein is the President and Chief Operating Officer of the Manager.

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
September 30, 2019
(unaudited)

The Management Agreement entitles the Manager to receive compensation for various services it performs related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three-month periods ended September 30,		Nine-month periods ended September 30,
Type of Compensation	Basis of Compensation	2019	2018	2019	2018

Acquisition fees	1.0% of the gross purchase price of real estate assets	$2,864	$2,606	$5,467	$7,226
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	148	249	674	1,460
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	1,100	1,048	2,065	2,602
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	3,981	3,742	11,546	11,007
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	2,557	2,331	7,509	6,572
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	1,557	1,560	4,624	4,528
Construction management fees	Quarterly fee for property renovation and takeover projects	73	93	208	366
Disposition fees	1% of the sale price of a real estate asset	—	425	16	860

		$12,280	$12,054	$32,109	$34,621

The Manager may, in its discretion, waive some or all of the asset management, property management, or general and administrative fees in the current period for properties owned by the Company. The waived fees may become earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle. A cumulative total of approximately $21.2 million of combined asset management and general and administrative fees related to acquired properties as of September 30, 2019 have been waived by the Manager. A total of $19.7 million remaining waived fees could possibly be earned by the Manager in the future.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(In thousands)
Three-month periods ended September 30,		Nine-month periods ended September 30,
2019	2018	2019	2018
$4,681	$4,501	$12,973	$12,040

The Manager utilizes its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $384,243 and $357,807 for the nine-month periods ended September 30, 2019 and 2018,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $1,022,855 and $1,080,660 for the nine-month periods ended September 30, 2019 and 2018 , respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the 2019 Preferred Stock Offering, $1.5 Billion Unit Offering, mShares Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity.

The Company pays its Manager leasing commission fees for office and retail leases based on varying rates and conditions.

The Company holds a promissory note in the amount of approximately $650,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners.

The Company has extended a revolving line of credit with a maximum borrowing amount of $22.0 million to its Manager.

Of the Company’s $27.9 million accrued interest receivable on real estate loans balance on the Consolidated Balance Sheet, approximately $1.2 million relates to the Haven 12 real estate loan investment, which is to a related party. Interest receivable of approximately $375,000 on its Haven Campus Communities, LLC line of credit is included in the tenant receivables and other assets line.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions in the amount of $5.00 per share per month on its Series A Preferred Stock; on the Company's mShares, dividends accrue and are paid on an escalating scale of $4.79 per month in the first year following share issuance, increasing each year to $6.25 per month in year eight and beyond. Beginning in October 2019, the Company declares and pays monthly cash dividend distributions in the amount of $5.00 per share per month on its Series A1 Preferred Stock and on its Series M1 Preferred Stock, according to an escalating scale of $5.08 per month in year one, increasing to $5.92 per month in year ten and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary.

The Company declared aggregate quarterly cash dividends on its Common Stock of $0.785 and $0.76 per share for the nine-month periods ended September 30, 2019 and 2018, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At September 30, 2019, the Company had 856,409 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the nine-month periods ended September 30,
	2019	2018
(In thousands)
Series A Preferred Stock	$79,351	$61,558
mShares	3,176	1,243
Common Stock	34,599	30,283
Class A OP Units	683	813

Total	$117,809	$93,897

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

Equity compensation expense by award type for the Company was:

	Three-month period ended September 30,		Nine-month period ended September 30,		Unamortized expense as of September 30,
(In thousands)	2019	2018	2019	2018	2019

Class B Unit awards:
2016	$—	$55	$2	203	$—
2017	78	68	234	263	81
2018	72	538	215	2,002	358
Restricted stock grants:
2017	—	—	—	120	—
2018	—	91	120	151	—
2019	106	—	176	—	245
Restricted stock units:
2017	15	19	53	62	17
2018	15	25	55	80	110
2019	19	—	67	—	200

Total	$305	$796	$922	$2,881	$1,011

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

Class B OP Units

As of September 30, 2019, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

	Grant date
	1/2/2018	1/3/2017

Units granted	256,087	286,392
Units forfeited:
John A. Williams (1)	(38,284)	—
Voluntary forfeiture by senior executives	(128,258)	—
Other	(22,722)	(5,334)

Total forfeitures	(189,264)	(5,334)

Units earned and converted into Class A Units	—	(254,730)

Class B Units outstanding at September 30, 2019	66,823	26,328

Units unearned but vested	32,575	—
Units unearned and not yet vested	34,248	26,328

Class B Units outstanding at September 30, 2019	66,823	26,328

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.

There were no grants of Class B OP Units for 2019.

The underlying valuation assumptions and results for the 2018 Class B OP Unit awards were:

Grant dates	1/2/2018
Stock price	$20.19
Dividend yield	4.95%
Expected volatility	25.70%
Risk-free interest rate	2.71%

Number of Units granted:
One year vesting period	171,988
Three year vesting period	84,099
256,087

Calculated fair value per Unit	$16.66

Total fair value of Units	$4,266,409

Target market threshold increase	$5,660,580

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
September 30, 2019
(unaudited)

Restricted Stock Units

The Company, through its Operating Partnership, has granted restricted stock units, or RSUs, to certain employees of affiliates of the Company, as shown in the following table:

Grant date	1/2/2019	1/2/2018	1/3/2017
Service period	2019-2021	2018-2020	2017-2019

RSU activity:
Granted	27,760	20,720	26,900
Forfeited	(2,960)	(4,760)	(6,971)
Units earned and converted into common stock	—	—	(14,154)

RSUs outstanding at September 30, 2019	24,800	15,960	5,775

RSUs unearned but vested	—	5,345	—
RSUs unearned but not yet vested	24,800	10,615	5,775

RSUs outstanding at September 30, 2019	24,800	15,960	5,775

Fair value per RSU	$10.77	$16.66	$11.92
Total fair value of RSU grant	$298,975	$345,195	$320,648

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
September 30, 2019
(unaudited)

9. Indebtedness

Mortgage Notes Payable

Mortgage financing of property acquisitions

The Company partially financed the real estate properties acquired during the nine-month period ended September 30, 2019 with mortgage debt as shown in the following table (see note 16):

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
Fairfield Shopping Center	8/16/2019	$19,750	Variable	1 month LIBOR + 205	8/16/2026
Artisan at Viera	8/8/2019	40,000	Fixed	3.93%	9/1/2029
CAPTRUST Tower	7/25/2019	82,650	Fixed	3.61%	8/1/2029
Disston Plaza	6/12/2019	18,038	Fixed	3.93%	7/1/2034
Polo Grounds Mall	6/12/2019	13,325	Fixed	3.93%	7/1/2034
Free State Shopping Center	5/28/2019	46,800	Fixed	3.99%	6/1/2029
Haven49 (1)	3/27/2019	41,550	Variable	1 month LIBOR + 375	12/22/2019
Gayton Crossing	1/17/2019	18,000	Fixed	4.71%	2/1/2029

		$280,113

(1) The Company assumed the existing construction loan on this property.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the nine-month periods ended September 30, 2019:

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed	New balance (millions)	New interest rate	Total deferred loan costs subsequent to refinancing
9/17/2019	Spring Hill Plaza	$9.1	3.36%	$—	$8.2	3.72%	$195,000
9/17/2019	Parkway Town Centre	6.6	3.36%	—	8.1	3.72%	195,000
8/16/2019	Deltona Landings	6.5	3.48%	5,000	6.3	4.18%	204,000
8/16/2019	Barclay Crossing	6.1	3.48%	4,000	6.3	4.18%	209,000
8/16/2019	Parkway Center	4.3	3.48%	3,000	4.6	4.18%	148,000
8/13/2019	Powder Springs	6.9	3.48%	4,000	8.0	3.65%	236,000
7/29/2019	Citi Lakes	41.1	L + 217	155,000	41.3	3.66%	668,000
4/12/2019	Royal Lakes Marketplace	9.5	L + 250	52,000	9.7	4.29%	287,000
4/12/2019	Cherokee Plaza	24.5	L + 225	317,000	25.2	4.28%	723,000
2/28/2019	Lenox Village Town Center	29.2	3.82%	17,000	39.3	4.34%	1,153,000

		$143.8		$557,000	$157.0		$4,018,000

9/28/2018	Stone Rise	$23.5	2.89%	$119,000	$—	N/A	$—
3/29/2018	Sol	37.5	L + 200	41,000	37.5	4.71%	649,000
3/20/2018	Lake Cameron	19.7	3.13%	402,000	—	N/A	—

		$80.7		$562,000	$37.5		$649,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

The following table summarizes our mortgage notes payable at September 30, 2019:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily communities	$1,108,840	3.91%	9.2
New Market Properties	551,371	3.97%	8.0
Preferred Office Properties	566,344	4.22%	13.7
Student housing properties	159,780	4.13%	5.8

Total fixed rate mortgage debt	2,386,335	4.01%	9.8

Variable rate mortgage debt:
Multifamily communities	39,078	3.62%	4.8
New Market Properties	47,150	4.68%	4.1
Preferred Office Properties	—	—	—
Student housing properties	131,916	5.55%	1.0

Total variable rate mortgage debt	218,144	5.01%	2.3

Total mortgage debt:
Multifamily communities	1,147,918	3.90%	9.1
New Market Properties	598,521	4.02%	7.7
Preferred Office Properties	566,344	4.22%	13.7
Student housing properties	291,696	4.77%	3.6

Total principal amount	2,604,479	4.09%	9.2
Deferred loan costs	(37,954)
Mark to market loan adjustment	(4,688)
Mortgage notes payable, net	$2,561,837
The Company has placed an interest rate cap on the variable rate mortgage on its Avenues at Creekside multifamily community. Under guidance provided by ASC 815-10, this interest rate cap is a derivative, that is embedded in its debt host. Because the interest rate cap is deemed to be clearly and closely related to its debt host, bifurcation and fair value accounting treatment is not required.

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

As of September 30, 2019, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.6 years. Our mortgage notes have maturity dates between October 1, 2019 and June 1, 2054.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.53% for the nine-month period ended September 30, 2019. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

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
As of September 30, 2019, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.8 billion	(2)	$1.9 billion
Debt yield	Minimum 8.25%		9.99%
Payout ratio	Maximum 95%	(3)	93.9%
Total leverage ratio	Maximum 65%		56.8%
Debt service coverage ratio	Minimum 1.50x		1.75x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum of $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.1 billion as of September 30, 2019.
(3) Calculated on a trailing four-quarter basis. For the twelve-month period ended September 30, 2019, the maximum dividends and distributions allowed under this covenant was approximately $154.7 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At September 30, 2019, unamortized loan fees and closing costs for the Credit Facility were approximately $1.3 million, which will be amortized over a remaining loan life of approximately 2.3 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions of multifamily communities and student housing communities. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank.The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At September 30, 2019, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.2 million, which will be amortized over a remaining loan life of approximately 2.4 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2019	2018	2019	2018

Multifamily communities	$12,162	$11,409	$35,434	$33,597
New Market Properties	6,422	5,071	18,123	14,056
Preferred Office Properties	5,909	3,489	16,617	8,696
Student housing properties	3,946	3,497	11,295	7,572
Interest paid to real estate loan participants	—	802	110	1,746

Total	28,439	24,268	81,579	65,667

Credit Facility and Acquisition Facility	360	1,389	1,587	3,305
Interest Expense	$28,799	$25,657	$83,166	$68,972

Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of September 30, 2019 were:

Period	Future principal payments (in thousands)
2019	$120,117	(1)
2020	74,674
2021	181,018
2022	220,992
2023	159,036
Thereafter	1,898,642

Total	$2,654,479

(1) Includes the outstanding principal amount of $50.0 million on the Company's revolving line of credit.

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of September 30, 2019 and December 31, 2018.

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's eleven-year office lease, which began on October 9, 2014. As of September 30, 2019, the amount guarantied by the Company was $5.5 million and is reduced by $619,304 per lease year over the term of the lease.

Certain officers and employees of the Manager have been assigned company credit cards. As of September 30, 2019, the Company guarantied up to $640,000 on these credit cards.
The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

A total of approximately $21.2 million of asset management and general and administrative fees related to acquired properties as of September 30, 2019 have been waived by the Manager.  The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return.  The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle.  As of September 30, 2019, a total of $19.7 million remaining waived fees could possibly be earned by the Manager in the future.

At September 30, 2019, the Company had unfunded balances on its real estate loan portfolio of approximately $74.7 million.

At September 30, 2019, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $15.1 million.

12. Operating Leases

The Company’s grocery-anchored shopping centers and office properties are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of September 30, 2019, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised (excludes rental income due from tenants of multifamily communities, which are of lease terms of twelve months or less):

For the year ending December 31:	Future Minimum Rents as of September 30, 2019
(In thousands)	New Market Properties	Preferred Office Properties	Total

2019 (1)	$18,295	$16,728	$35,023
2020	70,420	71,934	142,354
2021	62,035	71,636	133,671
2022	52,462	70,030	122,492
2023	44,366	68,602	112,968
Thereafter	134,191	362,308	496,499
Total	$381,769	$661,238	$1,043,007

(1) Remaining three months

For the year ending December 31:	Future Minimum Rents as of December 31, 2018
(In thousands)	New Market Properties	Preferred Office Properties	Total

2019	$58,143	$56,564	$114,707
2020	51,949	61,704	113,653
2021	43,152	58,805	101,957
2022	35,218	58,108	93,326
2023	29,562	57,343	86,905
Thereafter	79,747	298,469	378,216
Total	$297,771	$590,993	$888,764

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt and Mid-Atlantic region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 44.9% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of September 30, 2019, the Company’s approximately 2.9 million square foot office portfolio was 97% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring.
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

The CODM monitors net operating income (“NOI”) on a segment and a consolidated basis as a key performance measure for its operating segments. NOI is a non-GAAP measure that is defined as rental and other property revenue from real estate assets plus interest income from its loan portfolio less total property operating and maintenance expenses, property management fees, real estate taxes, property insurance, and general and administrative expenses. The CODM uses NOI as a measure of operating performance because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs, acquisition expenses, and other expenses generally incurred at the corporate level.

The following tables present the Company's assets, revenues, and NOI results by reportable segment, as well as a reconciliation from NOI to net income (loss). The assets attributable to 'Other' primarily consist of  deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

(In thousands)	September 30, 2019	December 31, 2018

Assets:
Multifamily communities	$1,586,795	$1,503,648
Student housing properties	494,847	411,102
Financing	518,947	448,617
New Market Properties	1,053,920	883,594
Preferred Office Properties	1,012,889	884,648
Other (1)	600,249	279,349
Consolidated assets	$5,267,647	$4,410,958

(1) Other Assets includes $585,837 and $264,886 of assets owned by other pool participants within the Freddie Mac K Program that were consolidated by the Company. The Company's maximum exposure to loss from the combined mortgage pools from the Freddie Mac K Program is approximately $24.4 million.

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three-month and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2019	2018	2019	2018

Capitalized expenditures:
Multifamily communities	$3,412	$3,452	$8,257	$14,150
Student housing properties	1,297	1,061	3,120	2,269
New Market Properties	2,699	3,163	5,703	4,950
Total	$7,408	$7,676	$17,080	$21,369

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

Total revenues by reportable segment of the Company were:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues

Rental revenues:
Multifamily communities	$41,999	$39,515	$123,161	$117,273
Student housing properties	11,887	9,719	33,344	22,485
New Market Properties	24,654	19,303	68,529	54,209
Preferred Office Properties (1)	23,277	15,963	64,613	41,347
Total rental revenues	101,817	84,500	289,647	235,314

Other revenues:
Multifamily communities	1,565	1,480	4,205	4,209
Student housing properties	555	366	959	556
New Market Properties	616	703	1,682	1,924
Preferred Office Properties	939	401	3,393	607
Total other revenues	3,675	2,950	10,239	7,296

Financing revenues	14,711	16,782	44,652	48,381
Miscellaneous revenues	—	—	1,023	—
Consolidated revenues	$120,203	$104,232	$345,561	$290,991

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of September 30, 2019, the Company has deferred revenue in an aggregate amount of $47 million in connection with such improvements. The remaining balance to be recognized is approximately $40.7 million which is included in the deferred revenues line on the consolidated balance sheets at September 30, 2019. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $2.8 million and $1.8 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2019	2018	2019	2018
Segment net operating income (Segment NOI)

Multifamily communities	$24,824	$23,073	$73,178	$69,342
Student housing properties	5,371	3,985	17,613	10,927
Financing	14,710	16,782	44,675	48,381
New Market Properties	18,070	14,521	50,299	40,005
Preferred Office Properties	17,138	11,267	48,458	29,663

Consolidated segment net operating income	80,113	69,628	234,223	198,318

Interest expense:
Multifamily communities	12,162	11,409	35,434	33,597
Student housing properties	3,946	3,497	11,295	7,572
New Market Properties	6,422	5,071	18,123	14,056
Preferred Office Properties	5,909	3,489	16,617	8,696
Financing	360	2,191	1,697	5,051
Depreciation and amortization:
Multifamily communities	18,647	18,802	57,449	60,825
Student housing properties	5,222	7,135	16,855	19,736
New Market Properties	11,677	10,462	32,644	28,519
Preferred Office Properties	10,693	8,100	30,243	18,130
Professional fees	1,575	560	3,349	1,803
Management fees, net of forfeitures	5,530	5,300	16,144	15,513
Loan loss allowance	—	3,029	—	3,029
Equity compensation to directors and executives	305	796	922	2,881
Gain on sale of real estate	—	18,605	—	38,961
Gain on non-cash net assets of consolidated VIEs	591	131	1,316	185
Gain loss on sale of real estate loan investment	—	—	747	—
Loss on extinguishment of debt	15	—	84	—
Gain on trading investment, net	—	—	4	—
Other	378	169	1,528	717

Net income (loss)	$(2,137)	$8,354	$(6,094)	$17,339

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands, except per-share figures)	2019	2018	2019	2018
Numerator:
Operating income before gains on sales of real estate and trading investment	$26,086	$15,275	$75,089	$47,165
Gains on sales of real estate and trading investment	—	18,605	4	38,961

Operating income	26,086	33,880	75,093	86,126
Interest expense	28,799	25,657	83,166	68,972
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	591	131	1,316	185
Loss on extinguishment of debt	(15)	—	(84)	—
Gain on sale of real estate loan investment	—	—	747	—

Net (loss) income	(2,137)	8,354	(6,094)	17,339
Consolidated net loss (income) attributable to non-controlling interests	59	(216)	138	(456)

Net (loss) income attributable to the Company	(2,078)	8,138	(5,956)	16,883

Dividends declared to preferred stockholders	(29,446)	(22,360)	(82,527)	(62,801)
Earnings attributable to unvested restricted stock	(5)	(5)	(14)	(13)

Net loss attributable to common stockholders	$(31,529)	$(14,227)	$(88,497)	$(45,931)

Denominator:
Weighted average number of shares of Common Stock - basic	44,703	40,300	43,703	39,598

Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	44,703	40,300	43,703	39,598

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.71)	$(0.35)	$(2.02)	$(1.16)
(A) The Company's outstanding Class A Units of the Operating Partnership (856 and 1,068 Units at September 30, 2019 and 2018, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,932 and 1,508 outstanding shares of Series A Preferred Stock at September 30, 2019 and 2018, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 90 and 37 mShares outstanding at September 30, 2019 and 2018, respectively.

(C) The Company's outstanding unvested restricted share awards (20 and 19 shares of Common Stock at September 30, 2019 and 2018, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 29,098 shares of Common Stock; (ii) 93 Class B Units; (iii) 20 shares of unvested restricted common stock; and (iv) 46,535 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
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

	As of September 30, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$381,486	$415,909	$—	$—	$415,909
Notes receivable and line of credit receivable	41,657	41,657	—	—	41,657
	$423,143	$457,566	$—	$—	$457,566
Financial Liabilities:
Mortgage notes payable	$2,604,479	$2,656,937	$—	$—	$2,656,937
Revolving line of credit	50,000	50,000	—	—	50,000
	$2,654,479	$2,706,937	$—	$—	$2,706,937

	As of December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$334,211	$366,328	$—	$—	$366,328
Notes receivable and line of credit receivable	47,307	47,307	—	—	47,307
	$381,518	$413,635	$—	$—	$413,635
Financial Liabilities:
Mortgage notes payable	$2,339,752	2,313,405	$—	$—	$2,313,405
Revolving credit facility	57,000	57,000	—	—	57,000
Loan participation obligations	5,181	5,181	—	—	5,181
	$2,401,933	$2,375,586	$—	$—	$2,375,586

(1) The carrying value of real estate assets at December 31, 2018 included the Company's balance of the Palisades real estate loan investment, which included the amounts funded by an unrelated participant. On March 13, 2019, the Company repurchased the loan participant's 25% balance in the loan from the loan participant and at September 30, 2019, carried the entire loan balance on its consolidated balance sheet without reflection of any liability to any third party.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

based on the outstanding loan balances at September 30, 2019, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

The following table presents activity of the two mortgage pools from the Freddie Mac K Program as of and for the nine-month period ended September 30, 2019:

	Assets	Liabilities
(In thousands)	Multifamily mortgage loans held in VIEs at fair value	VIE liabilities, at fair value	Net
Balance as of December 31, 2018	$269,946	$264,886	$5,060
Initial consolidation of ML-05 trust:	289,325	270,670	18,655
Gains (losses) included in net income due to change in fair value of net assets of VIE:	56,001	55,305	696
Repayments of underlying mortgage principal amounts and repayments to Class A holders:	(5,024)	(5,024)	—
Balance as of September 30, 2019	$610,248	$585,837	$24,411

The changes in the fair value of the net assets of consolidated VIEs from mortgage-backed pools were:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Interest earned	$310	$—	$620	$—
Unrealized gain	281	131	696	185
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	$591	$131	$1,316	$185

The following table presents the level 3 input used to calculate the fair value of the consolidated assets and liabilities of the two VIEs:

(In thousands)	Fair value	Valuation methodology	Unobservable input
Assets:
Multifamily mortgage loans held in VIEs at fair value	$610,248	Discounted cash flow	Discount rate	3.6%
Liabilities:
VIE liabilities, at fair value	$585,837	Discounted cash flow	Discount rate	3.6%

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

The following tables present the estimated fair values of the consolidated assets and liabilities from the two VIEs for which the Company has elected the fair value option.

	As of September 30, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pools	$610,248	$610,248	$—	$—	$610,248
Financial Liabilities:
VIE liabilities from mortgage-backed pools	$585,837	$585,837	$—	$—	$585,837

	December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pools	$269,946	$269,946	$—	$—	$269,946
Financial Liabilities:
VIE liabilities from mortgage-backed pools	$264,886	$264,886	$—	$—	$264,886

Disclosure guidance under GAAP requires the Company to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the mortgage pools is more observable. The VIE assets within the two mortgage pools consist of mortgage loans which finance 40 and 20 multifamily communities at September 30, 2019 and December 31, 2018, respectively. The fair value of the VIE assets within the level 3 hierarchy are comprised of the fair value of the mortgages as estimated by the Company, which were developed utilizing a discounted cash flow model over the remaining terms of the mortgages until their maturity dates and utilizing discount rates believed to approximate the market risk factor for instruments of similar type and duration. The fair values of the notes are categorized within the level 3 hierarchy of fair value estimation as the discount rate primary input assumption is unobservable.

16. Subsequent Events

Between October 1, 2019 and October 31, 2019, the Company issued 42,025 Units under its $1.5 Billion Unit Offering and collected net proceeds of approximately $37.8 million after commissions and fees and issued 7,463 shares of Series M Preferred Stock under the mShares Offering and collected net proceeds of approximately $7.2 million after fees.

On October 11, 2019, the Company closed on a real estate loan investment of up to approximately $10.9 million in connection with the development of a 340-unit multifamily community to be located in Orlando, Florida.

On October 14, 2019, the Company announced that its Board of Directors had unanimously elected Joel T. Murphy as Chief Executive Officer, effective as of January 1, 2020. Mr. Murphy will continue as a member of the board, where he has served since May 2019. Mr. Murphy currently is, and has for the last five years been, the CEO of the Company's New Market Properties subsidiary, and since June 2018 has been the chairman of the Company's investment committee. Mr. Murphy succeeds the Company's current CEO and Chairman of the Board, Daniel M. DuPree, who will remain as Executive Chairman of the Board.

On October 16, 2019, the borrowers repaid all amounts due under the 464 Bishop real estate loan investment and the Newport Development Partners, LLC revolving line of credit held by the Company. On October 24, 2019, the borrower repaid all amounts due under the Park 35 on Clairmont real estate loan investment held by the Company. Included in the repayments were accrued interest amounts that totaled approximately $3.4 million.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2019
(unaudited)

On October 17, 2019, the Company closed on mortgage financing for its Five Oaks at Westchase multifamily community located in Tampa, Florida. The new mortgage has a principal amount of $31.5 million, bears interest at a fixed rate of 3.27% per annum and matures on November 1, 2031.

On October 30, 2019, the Company amended the purchase and sale agreement for the sale of six of its student housing properties to include the sale of its Haven 12 real estate loan investment that has an outstanding principal and accrued interest amount of approximately $7.3 million.

Item 1B.	Unresolved Staff Comments

None.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the nine-month period ended September 30, 2019, we acquired two office buildings, two multifamily communities, five grocery-anchored shopping centers and one student housing property.

During the nine-month period ended September 30, 2019, we issued 372,540 Units and collected net proceeds of approximately $335.2 million from our $1.5 Billion Unit Offering. We also issued 46,765 shares of Series M Preferred Stock and collected net proceeds of approximately $45.4 million from our mShares Offering. On September 27, 2019, the SEC declared effective our offering of up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock, or a combination of both (the "Series A1/M1 Registration Statement"). Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during the nine-month period ended September 30, 2019, we issued 780,880 shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $10.1 million from those exercises.

As of September 30, 2019, we are continuing to explore the process of internalization, whereby we would assume the functions and incur the costs of such functions that historically were performed by Preferred Apartment Advisors, LLC, or our Manager, and its affiliates. No signed agreement is currently in place and we do not currently have a definitive timeline to complete the internalization, if any were to occur.

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

Industry Outlook

                We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2019, given the continued job growth and improvements in consumer confidence. The presidential administration certainly creates more uncertainty in the direction and trajectory of economic growth. We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector. If the economy continues to improve, we expect current occupancy rates generally to remain stable on an annual basis as we believe the current level of occupancy nationwide will be difficult to measurably improve upon.

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

               The recent declines in U.S. Treasury yields combined with competitive lender spreads have maintained a favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the U.S. President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets. Recent US bond market movements have seen rates decline and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable with slightly more volatility than in the recent past. Other lenders in the market have had generally stable spreads as well and some lenders have actually dropped spreads in our markets. During the balance of 2019, we may well see spreads remaining at or near  current levels as the investment community becomes more comfortable with the direction of the market and the US economy. With the recent decrease in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs is limited by the recent caps on production or capital retention rates imposed by the Federal Housing and Finance Association.  The new caps set production levels generally in line with the agencies recent history.  It could be the case that the agencies new caps lead to higher lending rates in the short term as the agencies and the market digest the new caps.  Although we expect such higher costs to be offset by increased lending activity by other market participants; such other market participants may have increased costs and stricter underwriting criteria. Recently, there has been increased dialog from multiple sources discussing the future of the GSEs. Any change to the structure of the GSEs and their business model could have material impacts on the multifamily debt capital markets generally.

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

Student Housing Properties

Regarding the student housing industry, the Fall 2019 preleasing numbers were very consistent with last year, which is encouraging considering the roughly 10% increase in anticipated supply this year. Industry reports suggest that nationally, effective rents were up 1.7% as of June, slightly higher than 2018’s growth. The top 10 universities for rent growth are all experiencing growth over 5%, however, nearly all of them have seen little to no new supply as of late. Over the past four years, national occupancy levels have stayed fairly consistent at approximately 95%. There were roughly 48,000 student housing beds delivered across the country in the fall of 2019, with a similar forecast for fall of 2020 delivery. This inventory growth, while greater than the two previous years, remains in line with recent levels.

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
New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month and nine-month periods ended September 30, 2019 were:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% change	2019	2018	% change

Revenues (in thousands)	$120,203	$104,232	15.3%	$345,561	$290,991	18.8%

Per share data:
Net income (loss) (1)	$(0.71)	$(0.35)	—	$(2.02)	$(1.16)	—

FFO (2)	$0.31	$0.28	10.7%	$1.06	$1.03	2.9%

AFFO (2)	$0.12	$0.21	(42.9)%	$0.66	$0.84	(21.4)%

Dividends (3)	$0.2625	$0.255	2.9%	$0.7850	$0.76	3.3%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and AFFO results are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated.
(3) Per share of Common Stock and Class A Unit outstanding.

•
For the third quarter 2019, our FFO payout ratio to Common Stockholders and Unitholders was approximately 85.0% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 67.5%. (A)

•
Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 223.5% for the third quarter 2019 and 93.2% for the trailing twelve-month period ended September 30, 2019. Our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 84.5% for the third quarter 2019 and 68.2% for the trailing twelve-month period ended September 30, 2019. (B) We have $27.9 million of earned but not yet payable interest on our real estate loan investment portfolio.

•
At September 30, 2019, the market value of our common stock was $14.45 per share. A hypothetical investment in our Common Stock in our initial public offering on April 5, 2011, assuming the reinvestment of all dividends and no transaction costs, would have resulted in an average annual return of approximately 17.4% through September 30, 2019.

•	As of September 30, 2019, the average age of our multifamily communities was approximately 5.4 years, which is the youngest in the public multifamily REIT industry.

•
As of September 30, 2019, approximately 91.6% of our permanent property-level mortgage debt has fixed interest rates and approximately 3.8% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates.

•
During the third quarter 2019, we refinanced six retail assets with new fixed-rate mortgage debt and on October 1, we repaid two other maturing mortgages on retail properties which remain unencumbered.

•
At September 30, 2019, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 52.4%. Included in our total assets were our investments in the Series 2018-ML04 and Series 2019-ML05 from the Freddie Mac K program. Our leverage calculation excludes the gross assets of approximately $586 million and liabilities of approximately $586 million that are owned by other pool participants in the Freddie Mac K program that we consolidated under the VIE rules.

•
As of September 30, 2019, our total assets were approximately $5.3 billion compared to approximately $4.1 billion as of September 30, 2018, an increase of approximately $1.1 billion, or approximately 26.9%. This growth was driven by (i) the acquisition of 12 net real estate properties (the net additions partially offset by the sale of two properties) and (ii) the consolidation of the mortgage pools from the Freddie Mac K program. Excluding the VIE mortgage pool assets from other participants in the K Program, our total assets grew approximately $789.0 million, or 20.3% since September 30, 2018.

•
On August 16, 2019, we closed on a real estate loan investment of up to approximately $14.8 million in connection with the development of Kennesaw Crossing, a 250-unit multifamily community to be located in Kennesaw, Georgia.

•
On October 30, 2019, we amended the purchase and sale agreement for the sale of six of our student housing properties to include the sale of our Haven 12 real estate loan investment that has an outstanding principal and accrued interest amount of approximately $7.3 million.

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

As of September 30, 2019, our actual and potential purchase option portfolio consisted of:

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

Three-month and nine-month periods ended September 30, 2019 compared to 2018

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month and nine-month periods ended September 30, 2019 versus 2018:

Preferred Apartment Communities, Inc.	Three months ended September 30,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$101,817	$84,500	$17,317	20.5%
Other property revenues	3,232	2,443	789	32.3%
Interest income on loans and notes receivable	12,608	13,618	(1,010)	(7.4)%
Interest income from related parties	2,546	3,671	(1,125)	(30.6)%
Total revenues	120,203	104,232	15,971	15.3%

Operating expenses:
Property operating and maintenance	14,928	12,893	2,035	15.8%
Property salary and benefits	5,360	4,911	449	9.1%
Property management fees	3,534	2,998	536	17.9%
Real estate taxes	12,870	10,597	2,273	21.4%
General and administrative	1,898	2,221	(323)	(14.5)%
Equity compensation to directors and executives	305	796	(491)	(61.7)%
Depreciation and amortization	46,239	44,499	1,740	3.9%
Asset management and general and administrative
expense fees to related parties	8,611	7,234	1,377	19.0%
Loan loss allowance	—	3,029	(3,029)	(100.0)%
Insurance, professional fees and other expenses	3,453	1,713	1,740	101.6%

Total operating expenses	97,198	90,891	6,307	6.9%
Waived asset management and general and administrative
expense fees	(3,081)	(1,934)	(1,147)	59.3%

Net operating expenses	94,117	88,957	5,160	5.8%
Operating income before gains on sales of
real estate	26,086	15,275	10,811	70.8%
Gain on sale of real estate	—	18,605	(18,605)	(100.0)%
Operating income	26,086	33,880	(7,794)	(23.0)%
Interest expense	28,799	25,657	3,142	12.2%
Change in fair value of net assets of consolidated
VIE from mortgage-backed pool	591	131	460	351.1%
Loss on debt extinguishment	(15)	—	(15)	—%
Net (loss) income	(2,137)	8,354	(10,491)	(125.6)%
Consolidated net loss (income) attributable to non-controlling interests	59	(216)	275	(127.3)%

Net (loss) income attributable to the Company	$(2,078)	$8,138	$(10,216)	(125.5)%

Preferred Apartment Communities, Inc.	Nine months ended September 30,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$289,647	$235,314	$54,333	23.1%
Other property revenues	8,922	5,791	3,131	54.1%
Interest income on loans and notes receivable	35,989	37,576	(1,587)	(4.2)%
Interest income from related parties	9,980	12,310	(2,330)	(18.9)%
Miscellaneous revenues	1,023	—	1,023	—%
Total revenues	345,561	290,991	54,570	18.8%

Operating expenses:
Property operating and maintenance	38,186	31,805	6,381	20.1%
Property salary and benefits	14,845	13,038	1,807	13.9%
Property management fees	10,174	8,530	1,644	19.3%
Real estate taxes	37,914	30,635	7,279	23.8%
General and administrative	6,425	6,019	406	6.7%
Equity compensation to directors and executives	922	2,881	(1,959)	(68.0)%
Depreciation and amortization	137,191	127,210	9,981	7.8%
Asset management and general and administrative
expense fees to related parties	24,649	20,096	4,553	22.7%
Loan loss allowance	—	3,029	(3,029)	(100.0)%
Insurance, professional fees and other expenses	8,671	5,166	3,505	67.8%

Total operating expenses	278,977	248,409	30,568	12.3%
Waived asset management and general and administrative
expense fees	(8,505)	(4,583)	(3,922)	85.6%

Net operating expenses	270,472	243,826	26,646	10.9%
Operating income before gains on sales of
real estate and trading investments	75,089	47,165	27,924	59.2%
Gain on sale of real estate and trading investment	4	38,961	(38,957)	—
Operating income	75,093	86,126	(11,033)	(12.8)%
Interest expense	83,166	68,972	14,194	20.6%
Change in fair value of net assets of consolidated
VIE from mortgage-backed pool	1,316	185	1,131	611.4%
Loss on debt extinguishment	(84)	—	(84)	—%
Gain on sale of real estate loan investment	747	—	747	—%
Net (loss) income	(6,094)	17,339	(23,433)	(135.1)%
Consolidated net loss (income) attributable to non-controlling interests	138	(456)	594	(130.3)%

Net (loss) income attributable to the Company	$(5,956)	$16,883	$(22,839)	(135.3)%

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three-month and nine-month periods ended September 30, 2019 versus 2018 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three months ended September 30,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$24,654	$19,303	$5,351	27.7%
Other property revenues	172	196	(24)	(12.2)%
Interest income on loans and notes receivable	444	507	(63)	(12.4)%
Total revenues	25,270	20,006	5,264	26.3%

Operating expenses:
Property operating and maintenance	2,619	2,234	385	17.2%
Property management fees	824	653	171	26.2%
Real estate taxes	3,158	2,090	1,068	51.1%
General and administrative	229	379	(150)	(39.6)%
Equity compensation to directors and executives	17	150	(133)	(88.7)%
Depreciation and amortization	11,677	10,462	1,215	11.6%
Asset management and general and administrative
expense fees to related parties	1,892	1,522	370	24.3%
Insurance, professional fees and other expenses	496	298	198	66.4%
Total operating expenses	20,912	17,788	3,124	17.6%
Waived asset management and general and administrative
expense fees	(94)	(128)	34	(26.6)%
Net operating expenses	20,818	17,660	3,158	17.9%

Operating income	4,452	2,346	2,106	89.8%
Interest expense	6,422	5,071	1,351	26.6%
Loss on extinguishment of debt	16	—	16	—%
Net income (loss)	(1,986)	(2,725)	739	(27.1)%
Consolidated net (income) loss attributable to non-controlling
interests	(12)	—	(12)	—%
Net income (loss) attributable to the Company	$(1,974)	$(2,725)	$751	(27.6)%

New Market Properties, LLC	Nine months ended September 30,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$68,529	$54,209	$14,320	26.4%
Other property revenues	365	420	(55)	(13.1)%
Interest income on loans and notes receivable	1,317	1,504	(187)	(12.4)%
Total revenues	70,211	56,133	14,078	25.1%

Operating expenses:
Property operating and maintenance	6,947	6,065	882	14.5%
Property management fees	2,345	2,013	332	16.5%
Real estate taxes	8,998	6,831	2,167	31.7%
General and administrative	893	689	204	29.6%
Equity compensation to directors and executives	53	446	(393)	(88.1)%
Depreciation and amortization	32,644	28,519	4,125	14.5%
Asset management and general and administrative
expense fees to related parties	5,274	4,201	1,073	25.5%
Insurance, professional fees and other expenses	1,189	814	375	46.1%
Total operating expenses	58,343	49,578	8,765	17.7%
Waived asset management and general and administrative
expense fees	(296)	(251)	(45)	17.9%
Net operating expenses	58,047	49,327	8,720	17.7%

Operating income	12,164	6,806	5,358	78.7%
Interest expense	18,123	14,056	4,067	28.9%
Loss on extinguishment of debt	68	—	68	—%
Net income (loss)	(6,027)	(7,250)	1,223	(16.9)%
Consolidated net (income) loss attributable to non-controlling
interests	(12)	—	(12)	—%
Net income (loss) attributable to the Company	$(6,015)	$(7,250)	$1,235	(17.0)%

Recent acquisitions

Our acquisitions (net of dispositions) of real estate assets since January 1, 2018 were the primary drivers behind our increases in rental and property revenues and property operating expenses for the three-month and nine-month periods ended September 30, 2019 versus 2018.

Real estate assets acquired

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
1/9/2018	The Lux at Sorrel	Jacksonville, FL	265	n/a	n/a
2/28/2018	Green Park	Atlanta, GA	310	n/a	n/a
9/27/2018	The Lodge at Hidden River	Tampa, FL	300	n/a	n/a
11/9/2018	Vestavia Reserve	Birmingham, AL	272	n/a	n/a
11/15/2018	CityPark View South (1)	Charlotte, NC	200	n/a	n/a
8/8/2019	Artisan at Viera	Melbourne, FL	259	n/a	n/a
9/18/2019	Five Oaks at Westchase	Tampa, FL	218	n/a	n/a

	New Market Properties:
4/27/2018	Greensboro Village	Nashville, TN	n/a	n/a	70,203
4/27/2018	Governors Towne Square	Atlanta, GA	n/a	n/a	68,658
6/26/2018	Neapolitan Way	Naples, FL	n/a	n/a	137,580
6/29/2018	Conway Plaza	Orlando, FL	n/a	n/a	117,705
7/6/2018	Brawley Commons	Charlotte, NC	n/a	n/a	122,028
12/21/2018	Hollymead Town Center	Charlottesville, VA	n/a	n/a	158,807
1/17/2019	Gayton Crossing	Richmond, VA	n/a	n/a	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	n/a	n/a	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, FL	n/a	n/a	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, FL	n/a	n/a	130,285
8/16/2019	Fairfield Shopping Center	Virginia Beach, VA	n/a	n/a	231,829

	Student housing properties:
5/10/2018	The Tradition	College Station, TX	427	808	n/a
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894	n/a
6/27/2018	The Bloc	Lubbock, TX	140	556	n/a
3/27/2019	Haven49	Charlotte, NC	322	887	n/a

	Preferred Office Properties:
1/29/2018	Armour Yards	Atlanta, GA	n/a	n/a	187,000
7/31/2018	150 Fayetteville	Raleigh, NC	n/a	n/a	560,000
12/20/2018	Capitol Towers	Charlotte, NC	n/a	n/a	479,000
7/25/2019	CAPTRUST Tower	Raleigh, NC	n/a	n/a	300,000
7/31/2019	251 Armour	Atlanta, GA	n/a	n/a	35,000

			2,934	3,145	3,149,713

(1) CityPark View South is a second phase of an existing property, and shares a leasing office with the original phase. Therefore, it is not counted as a separate property.

Real estate assets sold

Disposition date	Property	Location	Units

3/20/2018	Lake Cameron	Raleigh, NC	328
9/28/2018	Stone Rise	Philadelphia, PA	216
10/23/2018	Stoneridge Farms at the Hunt Club	Nashville, TN	364
12/11/2018	McNeil Ranch	Austin, TX	192

Rental Revenues

Rental revenue increased due primarily to properties acquired since January 1, 2018, as shown in the following table:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019 versus 2018		2019 versus 2018
	Increase (decrease)		Increase (decrease)
Rental revenues	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$20,132	116.3%	$61,844	113.8%
Properties sold since January 1, 2018	(2,999)	(17.3)%	(9,838)	(18.1)%
Properties acquired in 2011 - 2017	184	1.0%	2,327	4.3%

Total	$17,317	100.0%	$54,333	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in these other property revenues for the three-month and nine-month periods ended September 30, 2019 versus 2018 were primarily due to the acquisitions listed above, and approximately $1.6 million in lease termination revenues recorded in the nine month period ended September 30, 2019.

Interest income from our real estate loan investments decreased for the three-month and nine-month periods ended September 30, 2019 versus 2018. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $383.2 million at September 30, 2019 from $392.2 million at September 30, 2018. The total commitment amount of our real estate loan investment portfolio decreased from approximately $515.5 million at September 30, 2018 to $457.9 million at September 30, 2019. Real estate loan investments supporting four multifamily communities and two student housing properties were repaid or settled between September 30, 2018 and September 30, 2019.

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

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019 versus 2018		2019 versus 2018
	Increase (decrease)		Increase (decrease)
Property operating and maintenance expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$2,704	132.9%	$8,569	134.3%
Properties sold since January 1, 2018	(521)	(25.6)%	(1,741)	(27.3)%
Properties acquired in 2011 - 2017	(148)	(7.3)%	(447)	(7.0)%

Total	$2,035	100.0%	$6,381	100.0%

Property salary and benefits

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired since January 1, 2018, as shown in the following table:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019 versus 2018		2019 versus 2018
	Increase (decrease)		Increase (decrease)
Property salary and benefits	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$729	162.4%	$2,596	143.7%
Properties sold since January 1, 2018	(275)	(61.2)%	(925)	(51.2)%
Properties acquired in 2011 - 2017	(5)	(1.2)%	136	7.5%

Total	$449	100.0%	$1,807	100.0%

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

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019 versus 2018		2019 versus 2018
	Increase (decrease)		Increase (decrease)
Property management fees	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$584	109.0%	$1,943	118.2%
Properties sold since January 1, 2018	(125)	(23.4)%	(412)	(25.1)%
Properties acquired in 2011 - 2017	77	14.4%	113	6.9%

Total	$536	100.0%	$1,644	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since January 1, 2018, as shown in the following table:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019 versus 2018		2019 versus 2018
	Increase (decrease)		Increase (decrease)
Real estate taxes	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$2,111	92.9%	$7,038	96.7%
Properties sold since January 1, 2018	(415)	(18.3)%	(1,215)	(16.7)%
Properties acquired in 2011 - 2017	577	25.4%	1,456	20.0%

Total	$2,273	100.0%	$7,279	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The changes in general and administrative expenses occurred as shown in the following table:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019 versus 2018		2019 versus 2018
	Increase (decrease)		Increase (decrease)
General and administrative expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Taxes, licenses and fees	$(11)	3.3%	$414	102.0%
Properties acquired since January 1, 2018	$(37)	11.5%	$673	165.8%
Properties sold since January 1, 2018	(59)	18.3%	(217)	(53.5)%
Properties acquired in 2011 - 2017	(216)	66.9%	(464)	(114.3)%

Total	$(323)	100.0%	$406	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards decreased for the three-month and nine-month periods ended September 30, 2019 versus 2018 primarily due to the lack of a Class B OP Unit grant for 2019. The Class B Unit grant made on January 2, 2018 was comprised of an aggregate 256,087 Class B Units with a fair value of approximately $4.3 million.

Depreciation and amortization

The increases in depreciation and amortization for the three-month and nine-month periods ended September 30, 2019 versus 2018 are primarily due to acquisitions made during 2019.

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

Insurance, professional fees and other expenses

The increases consisted of:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019 versus 2018		2019 versus 2018
	Increase (decrease)		Increase (decrease)
Insurance, professional fees and other expenses	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Audit and tax fees	$143	8.2%	$147	4.2%
Insurance premiums and claims	504	29.0%	1,591	45.4%
Legal fees	271	15.6%	506	14.4%
Internalization costs	818	47.0%	1,143	32.6%
Other professional fees	4	0.2%	118	3.4%

Total	$1,740	100.0%	$3,505	100.0%

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

There were no contingent fees realized due to property sales for the three-month or nine-month periods ended September 30, 2019 or 2018.

Interest expense

The increases consisted of:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019 versus 2018		2019 versus 2018
	Increase (decrease)		Increase (decrease)
Interest expense	Amount (rounded to 000s):	Percent of increase	Amount (rounded to 000s):	Percent of increase
Properties acquired since January 1, 2018	$5,901	187.8%	$19,734	139.0%
Properties sold since January 1, 2018	(539)	(17.2)%	(1,767)	(12.4)%
Properties acquired in 2011 - 2017	(389)	(12.4)%	(419)	(3.0)%
KeyBank operating LOC and Term Notes	(1,029)	(32.7)%	(1,718)	(12.1)%
Loan participants	(802)	(25.5)%	(1,636)	(11.5)%

Total	$3,142	100.0%	$14,194	100.0%

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
		Three months ended September 30,
(In thousands, except per-share figures)		2019	2018

Net loss attributable to common stockholders (See note 1)		$(31,529)	$(14,227)

Add:	Depreciation of real estate assets	37,381	33,037
	Amortization of acquired real estate intangible assets and deferred leasing costs	8,386	11,058
	Net loss attributable to non-controlling interests (See note 2)	(59)	216
Less:	(Gain) loss on sale of real estate	—	(18,605)
FFO attributable to common stockholders and unitholders		14,179	11,479

Add:	Loan cost amortization on acquisition term note	19	19
	Amortization of loan coordination fees paid to the Manager (See note 3)	492	673
	Payment of costs related to property refinancing	170	—
	Weather-related property operating losses	—	161
	Non-cash equity compensation to directors and executives	305	796
	Amortization of loan closing costs (See note 4)	1,168	1,309
	Depreciation/amortization of non-real estate assets	472	404
	Net loan fees received (See note 5)	148	248
	Accrued interest income received (See note 6)	—	4,298
	Internalization costs (See note 7)	818	—
	Loan loss allowance	—	3,029
	Deemed dividends from cash redemptions of preferred stock	5	2
	Amortization of lease inducements (See note 8)	435	387
	Non-cash dividends on Preferred Stock	147	63
Less:	Non-cash loan interest income (See note 6)	(3,763)	(4,104)
	Non-cash revenues from mortgage-backed securities	(281)	(131)
	Cash paid for loan closing costs	(29)	(25)
	Amortization of purchase option termination revenues (See note 9)	(1,283)	(4,478)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 10)	(4,293)	(3,353)
	Amortization of deferred revenues (See note 11)	(940)	(680)
	Normally recurring capital expenditures and leasing costs (See note 12)	(2,379)	(1,528)

AFFO		$5,390	$8,569

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$11,823	$10,377
	Distributions to Unitholders (See note 2)	225	272
	Total	$12,048	$10,649

Common Stock dividends and Unitholder distributions per share		$0.2625	$0.255

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.31	$0.28
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.12	$0.21

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	44,703	40,300
	Common Stock	868	1,069
	Class A Units	45,571	41,369
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	45,768	42,890

Actual shares of Common Stock outstanding, including 20 and 19 unvested shares
of restricted Common Stock at September 30, 2019 and 2018, respectively.		45,355	40,804
Actual Class A Units outstanding at September 30, 2019 and 2018, respectively.		856	1,068
	Total	46,211	41,872

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.90% weighted average non-controlling interest in the Operating Partnership for the three-month period ended September 30, 2019.

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
		Nine months ended September 30,
(In thousands, except per-share figures)		2019	2018

Net loss attributable to common stockholders (See note 1)		$(88,497)	$(45,931)

Add:	Depreciation of real estate assets	109,408	90,190
	Amortization of acquired real estate intangible assets and deferred leasing costs	26,402	35,963
	Net loss attributable to non-controlling interests (See note 2)	(138)	456
Less:	(Gain) loss on sale of real estate	—	(38,961)
FFO attributable to common stockholders and unitholders		47,175	41,717

Add:	Loan cost amortization on acquisition term note	58	63
	Amortization of loan coordination fees paid to the Manager (See note 3)	1,433	1,780
	Payment of costs related to property refinancing	594	61
	Weather-related property operating losses	—	(33)
	Non-cash equity compensation to directors and executives	922	2,881
	Amortization of loan closing costs (See note 4)	3,458	3,567
	Depreciation/amortization of non-real estate assets	1,381	1,057
	Net loan fees received (See note 5)	674	1,459
	Accrued interest income received (See note 6)	5,078	8,410
	Internalization costs (See note 7)	1,143	—
	Loan loss allowance	—	3,029
	Deemed dividends from cash redemptions of preferred stock	12	522
	Amortization of lease inducements (See note 8)	1,295	955
	Non-cash dividends on Preferred Stock	359	216
Less:	Non-cash loan interest income (See note 6)	(10,745)	(14,726)
	Non-cash revenues from mortgage-backed securities	(696)	(185)
	Cash paid for loan closing costs	(37)	(416)
	Amortization of purchase option termination revenues (See note 9)	(2,370)	(1,964)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 10)	(12,375)	(9,047)
	Amortization of deferred revenues (See note 11)	(2,821)	(1,765)
	Normally recurring capital expenditures and leasing costs (See note 12)	(5,122)	(3,482)

AFFO		$29,416	$34,099

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$34,599	$30,283
	Distributions to Unitholders (See note 2)	683	813
	Total	$35,282	$31,096

Common Stock dividends and Unitholder distributions per share		$0.7850	$0.76

FFO per weighted average basic share of Common Stock and Unit outstanding		$1.06	$1.03
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.66	$0.84

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	43,703	39,598
	Common Stock	875	1,070
	Class A Units	44,578	40,668
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	45,235	41,936

Actual shares of Common Stock outstanding, including 20 and 19 unvested shares
of restricted Common Stock at September 30, 2019 and 2018, respectively.		45,355	40,804
Actual Class A Units outstanding at September 30, 2019 and 2018, respectively.		856	1,068
	Total	46,211	41,872

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.96% weighted average non-controlling interest in the Operating Partnership for the nine-month period ended September 30, 2019.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter ended September 30, 2019 include activity for the properties acquired during the quarter only from their respective dates of acquisition. In addition, the third quarter 2019 period includes activity for the properties acquired since September 30, 2018. Rental and other property revenues and expenses for the third quarter 2018 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 856,409 Class A Units as of September 30, 2019. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.90% and 2.59% for the three-month periods ended September 30, 2019 and 2018, respectively.

3)
We pay loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, to reflect the administrative effort involved in arranging debt financing for acquired properties. The fees are calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of AFFO. At September 30, 2019, aggregate unamortized loan coordination fees were approximately $14.1 million, which will be amortized over a weighted average remaining loan life of approximately 10.4 years.

4)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. Effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At September 30, 2019, aggregate unamortized loan costs were approximately $25.1 million, which will be amortized over a weighted average remaining loan life of approximately 9.1 years.

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

9)
Effective January 1, 2019, we terminated our purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property; on May 7, 2018, we terminated our purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven46 and Haven Charlotte student housing properties, all of which are (or were) partially supported by real estate loan investments held by us. In exchange, we arranged to receive termination fees aggregating approximately $20.2 million from the developers, which are recorded as revenue over the period beginning on the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For the three-month and nine month periods ended September 30, 2019, we had recognized termination fee revenues in excess of cash received, resulting in the negative adjustments shown to FFO in our calculation of AFFO.

10)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At September 30, 2019, the balance of unamortized below-market lease intangibles was approximately $53.0 million, which will be recognized over a weighted average remaining lease period of approximately 9.4 years.

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.53% for the nine-month period ended September 30, 2019. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance.
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

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2019, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

Our net cash provided by operating activities for the nine-month periods ended September 30, 2019 and 2018 was approximately $124.4 million and $112.0 million, respectively. The increase in net cash provided by operating activities was primarily due to incremental cash generated by property income provided by real estate assets acquired since September 30, 2018.

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

Interest income on our loans and notes receivable decreased from $49.9 million for the nine-month period ended September 30, 2018 to $46.0 million for the nine-month period ended September 30, 2019, primarily due to the repayment or settlement since September 30, 2018 of 9 real estate loan investments with an aggregate commitment amount of $139.9 million which supported 6 real estate development projects.

Our net cash used in investing activities for the nine-month periods ended September 30, 2019 and 2018 was approximately $530.0 million and $625.7 million, respectively. Cash disbursed for property acquisitions decreased from $662.9 million in the 2018 period to $442.4 million in the 2019 period, partially offset by the investing cash inflow from the sale of mortgage-backed securities of approximately $53.4 million.

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

For the nine-month period ended September 30, 2019, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$366	$36.52	$—	$—	$366	$36.52
Carpets	1,116	111.40	—	—	1,116	111.40
Wood flooring / vinyl	240	24.00	91	9.09	331	33.09
Blinds and ceiling fans	149	14.79	15	1.48	164	16.27
Fire safety	—	—	146	14.54	146	14.54
Furnace, air (HVAC)	419	41.77	13	1.27	432	43.04
Computers, equipment, misc.	10	1.04	201	20.07	211	21.11
Elevators	—	—	33	3.33	33	3.33
Exterior painting	—	—	833	83.15	833	83.15
Leasing office / common amenities	281	28.02	971	96.93	1,252	124.95
Major structural	—	—	1,886	188.17	1,886	188.17
Cabinets & countertop upgrades	—	—	548	54.70	548	54.70
Landscaping & fencing	—	—	897	89.57	897	89.57
Parking lot	—	—	370	36.91	370	36.91
Signage and sanitation	—	—	94	9.39	94	9.39

	$2,581	$257.54	$6,098	$608.60	$8,679	$866.14

For the nine-month period ended September 30, 2019, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$64	$10.97	$—	$—	$64	$10.97
Carpets	207	35.58	—	—	207	35.58
Wood flooring / vinyl	5	0.81	30	5.14	35	5.95
Blinds and ceiling fans	26	4.50	—	—	26	4.50
Fire safety	—	—	151	26.04	151	26.04
Furnace, air (HVAC)	51	8.83	283	48.66	334	57.49
Computers, equipment, misc.	9	1.61	141	24.23	150	25.84
Elevators	—	—	—	—	—	—
Exterior painting	—	—	806	138.61	806	138.61
Leasing office / common amenities	26	4.39	314	54.03	340	58.42
Major structural	—	—	1,888	324.60	1,888	324.60
Cabinets & countertop upgrades	93	15.97	34	5.64	127	21.61
Landscaping & fencing	—	—	478	82.22	478	82.22
Parking lot	—	—	79	13.66	79	13.66
Signage and sanitation	—	—	139	23.95	139	23.95
Unit furniture	291	50.06	—	—	291	50.06

	$772	$132.72	$4,343	$746.78	$5,115	$879.50

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the nine-month periods ended September 30, 2019 and 2018 totaled $1.3 million and $1.0 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office properties portfolio for the nine-month periods ended September 30, 2019 and 2018 totaled $465,000 and $116,000, respectively. Second-generation capital expenditures exclude those expenditures made in our office properties portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition) and (iii) for property re-developments and repositionings.

At September 30, 2019, we had restricted cash of approximately $17.6 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash provided by financing activities was approximately $465.1 million and $527.1 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Our significant financing cash sources were approximately $329.9 million and $386.6 million of net proceeds from the mortgage financing transactions for the nine-month periods ended September 30, 2019 and 2018, respectively, and approximately $380.0 million and $303.4 million for the nine-month periods ended September 30, 2019 and 2018, respectively, of net proceeds from our offerings of our Preferred Stock Units.

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

Our third quarter 2019 Common Stock dividend declaration of $0.2625 per share represented an overall increase of 110% from our initial Common Stock dividend per share of $0.125 following our IPO, or an average annual dividend growth rate of approximately 13.4% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three-month period ended September 30, 2019, our aggregate dividends and distributions totaled approximately $41.5 million and our cash flows from operating activities were approximately $49.8 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Series A Redeemable Preferred Stock and mShares dividends.

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

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our $1.5 Billion Unit Offering, our mShares Offering (both as defined below), our 2019 Preferred Stock Offering (as defined and described in note 5 to our Consolidated Financial Statements), Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

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

Aggregate offering expenses of the $1.5 Billion Unit Offering, including selling commissions and dealer manager fees, and of the mShares Offering, including dealer manager fees, are each individually capped at 11.5% of the aggregate gross proceeds of the two offerings. We will reimburse our Manager up to 1.5% of the gross proceeds of such offerings for all organization and offering expenses that are incurred by our Manager. However, upon approval by the conflicts committee of the board of directors, we may reimburse our Manager for any such organization and offering expenses incurred above the 1.5% amount as permitted by the Financial Industry Regulatory Authority, or FINRA. Dealer manager fees for both offerings and sales commissions for the $1.5 Billion Unit Offering are not reimbursable.

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

At September 30, 2019, the Company's active equity offerings consisted of:

•	an offering of a maximum of 1,000,000 shares of Series A1 Preferred Stock, Series M1 Preferred Stock, or a combination of both under the Series A1/M1 Registration Statement;

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

•
an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering").

For the three months and nine months ended September 30, 2019, no shares of our common stock were issued under our previously expired at-the-market offering of up to $150 million of common stock or our 2019 ATM Offering.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of September 30, 2019, our outstanding debt (both secured and unsecured) was approximately 51% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at September 30, 2019. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. Our investment guidelines, which can be amended by our board without stockholder approval, limit our borrowings (secured and unsecured) to 75% of the cost of our tangible assets at the time of any new borrowing. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of September 30, 2019, we had long term mortgage indebtedness of approximately $2.6 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of September 30, 2019, we had approximately $86.2 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had 1,454,906 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2019, a total of 526,199 Warrants had been exercised into 10,523,980 shares of Common stock. The 1,454,906 Warrants outstanding at September 30, 2019 have exercise prices that range between $13.10 and $26.34 per share. If all the Warrants outstanding at September 30, 2019 became exercisable and were exercised, gross proceeds to us would be approximately $558.6 million and we would as a result issue an additional 29,098,120 shares of Common Stock.

Contractual Obligations

As of September 30, 2019, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 2.02% at September 30, 2019, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	831,264	103,654	190,854	159,485	377,271
Principal	2,604,479	133,288	336,580	371,061	1,763,550
Line of Credit:
Interest	8	8	—	—	—
Principal	50,000	50,000	—	—	—
Total	$3,485,751	$286,950	$527,434	$530,546	$2,140,821

In addition, we had unfunded real estate loan balances totaling approximately $74.7 million at September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of September 30, 2019, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$39,077		5.0%	6.6%
The Tradition	30,000		3.3%	7.0%
The Bloc	28,966		3.3%	6.8%
Total capped floating-rate debt	98,043	3.8%

Ursa	31,400		n/a	n/a
Haven 49	41,550		n/a	n/a
Champions Village	27,400		n/a	n/a
Fairfield Shopping Center	19,750
Total uncapped floating-rate debt	120,100	4.6%

Total floating-rate debt	$218,143	8.4%

Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of September 30, 2019; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal. We have no business operations which subject us to trading risk and no recourse liability or market or interest rate exposure to the consolidated VIE liabilities of the mortgage-backed pools from the Freddie Mac K Program.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2019, would increase by approximately $1.6 million or decrease by approximately $1.3 million on an annualized basis.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

4.1
Articles Supplementary for the Series A1 Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to Form S-3 filed by the Company with the Securities and Exchange Commission on August 30, 2019).

4.2
Articles Supplementary for the Series A1 Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to Form S-3 filed by the Company with the Securities and Exchange Commission on August 30, 2019).

4.3		Form of Subscription Agreement (incorporated by reference to Exhibit 4.5 to Form 8-K filed by the Company with the Securities and Exchange Commission on October 2, 2019).
31.1	*	Certification of Daniel M. DuPree, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL: (i) Consolidated balance sheets at September 30, 2019 and December 31, 2018, (ii) consolidated statements of operations for the three months and nine months ended September 30, 2019 and 2018, (iii) consolidated statements of stockholders' equity, (iv) consolidated statement of cash flows and (v) notes to consolidated financial statements.

	*	Filed or Furnished herewith
	+	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 4, 2019	By:	/s/ Daniel M. DuPree
Daniel M. DuPree
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2019	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)