Form 10-K
period 2019-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2020-03-03
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Title of each class
Series A Redeemable Preferred Stock, par value $0.01 per share
Warrant to Purchase Common Stock, par value $0.01 per share
Series M Redeemable Preferred Stock, par value $0.01 per share
Series A1 Redeemable Preferred Stock, par value $0.01 per share
Series M1 Redeemable Preferred Stock, par value $0.01 per share

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $651,264,401 based on the closing price of the common stock on the NYSE on such date. The number of shares outstanding of the registrant’s common stock, as of February 19, 2020 was 47,251,996.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2020 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

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

Development of the Company

Preferred Apartment Communities, Inc. (NYSE: APTS) is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers, Class A office buildings, and student housing properties. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of December 31, 2019, we owned or were invested in 123 properties in 15 states, predominantly in the Southeast region of the United States.

As referred to herein, the Sixth Amended and Restated Management Agreement, effective as of June 3, 2016, among the Company, our Operating Partnership and Preferred Apartment Advisors, LLC, or our Manager, is referred to as the Management Agreement.

On January 31, 2020, we internalized the functions performed by our Manager and NMP Advisors, LLC (the "Sub-Manager") by acquiring the entities that own the Manager and the Sub-Manager (such transactions, collectively, the "Internalization"). The Internalization resulted in the elimination of the previous fee structure between us and the Manager, including acquisition and other fees. All managerial and administrative personnel our Manager and Sub-Manager provided to us pursuant to the Management Agreement became employees of the Company effective with the closing of the Internalization. Trusts established, or entities owned, by the family of John A. Williams, the Company’s former Chairman of the Board and Chief Executive Officer, Daniel M. DuPree, the Company’s Executive Chairman of the Board and former Chief Executive Officer of the Company, and Leonard A. Silverstein, the Company’s Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and Mr. Silverstein were the owners of NMA. As of February 25, 2020, the Company had 502 employees.

Our consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest and prior to internalizing conducted substantially all its business through the Operating Partnership. Following Internalization, the Company plans to conduct substantially all of its business through PAC Carveout, LLC, or Carveout, a wholly owned subsidiary of the Operating Partnership. For the year ended December 31, 2019, the Company held an approximate 98.1% weighted average ownership percentage in the Operating Partnership.

Our Operating Partnership and Carveout are related parties to us.

At December 31, 2019, our portfolio of owned real estate assets and potential additions from purchase options we held from our real estate loan investments consisted of:

	Owned as of December 31, 2019		Potential additions from real estate loan investment portfolio (1) (2)	Potential total
Multifamily communities:
Properties	34	(3)	9	43
Units	10,245		2,643	12,888
Grocery-anchored shopping centers:
Properties	52	(3)	—	52
Gross leasable area (square feet)	6,041,629		—	6,041,629
Student housing properties:
Properties	8	(3, 4)	1	9
Units	2,011		175	2,186
Beds	6,095		543	6,638
Office buildings:
Properties	10	(3)	1	11
Rentable square feet	3,204,000		192,000	3,396,000

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.

(2)  The Company has terminated various purchase option agreements in exchange for termination fees.  These properties are excluded from the potential additions from our real estate loan investment portfolio.

(3) One multifamily community, two student housing properties, two grocery-anchored shopping centers and two office buildings are owned through consolidated joint ventures.
(4) Six of our student housing properties were under contract for sale at December 31, 2019.

We completed our initial public offering, or the IPO, on April 5, 2011. Our common stock, par value $.01 per share, or our Common Stock, is traded on the NYSE exchange under the symbol "APTS."

We operate within the following five operating segments:

Multifamily Communities - consists of our portfolio of residential multifamily communities.

Student Housing Properties - consists of our portfolio of student housing properties.

Financing - consists of our portfolio of real estate loans, bridge loans, and other instruments deployed by us to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. Excluded from the financing segment are consolidated assets of VIEs and financial results of our Dawson Marketplace grocery-anchored shopping center real estate loan, which are included in the New Market Properties segment.

New Market Properties - consists of our portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a wholly-owned subsidiary of the Company, as well as the financial results from the Company's grocery-anchored shopping center real estate loans.

Preferred Office Properties - consists of the Company's portfolio of office buildings, which are owned by Preferred Office Properties, LLC, a wholly-owned subsidiary of the Company.

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

•
Originating real estate loan investments secured by interests in multifamily communities, membership or partnership interests in multifamily communities, other multifamily related assets, grocery-anchored shopping centers and office properties.

•
It is our policy to acquire any of our target assets primarily for income, and only secondarily for possible capital gain. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities, office buildings and retail centers and we may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties.

•
We also may invest in real estate related debt, including, but not limited to, newly or previously originated first mortgage loans on multifamily properties, office buildings and retail centers that meet our investment criteria, which are performing or non-performing, newly or previously originated real estate related loans on multifamily properties that meet our investment criteria (second or subsequent mortgages), which are performing or non-performing, and tranches of securitized loans (pools of collateralized mortgaged-backed securities) on multifamily properties that meet our investment criteria, which are performing or non-performing. In connection with our investments in real estate related debt, we may negotiate the inclusion of exclusive purchase options on the to-be-developed properties. These purchase options may include a fixed purchase price set at the time we enter into the loan, or a purchase price which is calculated as a certain discount from market capitalization rates at the date of exercise of such purchase option. Certain of the purchase options we hold may be settled by cash payments to us in the event we elect not to acquire the underlying property.

Any asset acquisitions from affiliated third parties have been, and will continue to be, subject to approval by our conflicts committee comprised solely of independent directors. Management will periodically review our investment portfolio and its compliance with our investment guidelines and policies, and provide our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results. Our investment guidelines, the assets in our portfolio, the decision to utilize leverage, and the appropriate levels of leverage are periodically reviewed by our board of directors as part of their oversight of us. Our board of directors may amend or revise our investment guidelines without a vote of the stockholders.
Financing Strategy

We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K. Included in this discussion are details regarding (i) our offering of up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock or a combination of both (the "Series A1/M1 Offering") and (ii) our offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering"). Our Series A1/M1 Offering was declared effective on September 27, 2019. The Series A Preferred Stock, par value $0.01 per share, or Series A Preferred Stock; Series M Preferred Stock, par value $0.01 per share, or mShares, Series A1 Preferred Stock, par value $0.01 per share, or Series A1 Preferred Stock, and Series M1 Preferred Stock, par value $0.01 per share, or Series M1 Preferred Stock are collectively referred to as our Preferred Stock.

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
We generally intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2019, our outstanding debt (both secured and unsecured) was approximately 51.2% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2019. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other properties or any guarantees by us or our Operating Partnership. We have an Amended and Restated Credit Agreement, or Credit Facility, with Key Bank, N.A., or Key Bank. The Credit Facility provides for our $200.0 million revolving credit facility, or the Revolving Line of Credit. The Credit Facility requires that we adhere to certain covenants regarding our revolving line of credit, as described in note 8 to our consolidated financial statements. Other than with regard to our Credit Facility and interim term loan, as of December 31, 2019, we held no debt at the Company or operating partnership levels, had no cross-collateralization of our real estate mortgages, and had no contingent liabilities at the Company or operating partnership levels with regard to our secured mortgage debt on our properties.
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
Branding Strategy

We brand, and intend to brand, all multifamily communities owned by us as “A Preferred Apartment Community” which we believe signifies outstanding brand and management standards, and have obtained all rights to the trademarks, including federal registration of the trademarks with the United States Patent and Trademark Office, to secure such brand in connection with such branding. We believe these campaigns will enhance each individual property's presence in relation to other properties within that marketplace.

We acquired all the trademarks owned by our Manager in connection with the closing of the Internalization transaction on January 31, 2020.

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

In the course of acquiring and owning real estate assets, we typically engage an independent environmental consulting firm to perform a phase I environmental assessment (and if appropriate, a phase II assessment) to identify and mitigate these risks as part of our due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential adverse environmental conditions prior to acquisition. If any potential environmental risks or conditions are discovered during our due diligence process, the potential costs of remediation are assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and reasonable. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of December 31, 2019, we have no knowledge of any material claims made or pending against us with regard to environmental matters for which we could be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to cause us to incur material expenditures.

Competition

The multifamily housing industry is highly fragmented and we compete for residents with a large number of other quality multifamily communities in our target markets which are owned by public and private companies, including other REITs, many of which are larger and have more resources than our Company. The number of competitive multifamily properties in a particular market could adversely affect our ability to lease our multifamily communities, as well as the rents we are able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities. The factors on which we focus to compete for residents in our multifamily communities include our high level of resident service, the quality of our apartment communities (including our landscaping and amenity offerings), and the desirability of our locations. Resident leases at our apartment communities are priced competitively based on levels of supply and demand within our target markets and we believe our communities offer a compelling value to prospective residents.

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

Item 1A.    Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. Our business, operating results, prospects and financial condition could be materially adversely affected by any of these risks. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this Annual Report on Form 10-K, we deem immaterial also may harm our business. This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.”  Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock. Unless expressly stated otherwise, the references to our Preferred Stock refer to our Series A Preferred Stock, mShares, Series A1 Preferred Stock and Series M1 Preferred Stock.

Risks Related to an Investment in Our Company

Our ability to grow the Company and execute our business strategy may be impaired if we are unable to secure adequate financing.

Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Potential volatility and uncertainty in financial markets could result in debt or equity financing to not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our Series A1/M1 Offering or our ATM Offering or other offerings), the interests of our existing stockholders could be diluted.

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

We have paid distributions from sources other than from net cash provided by operating activities. If we do not generate sufficient net cash provided by operating activities to fund distributions, we may use the proceeds from debt or any offering of our securities. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time, except for distributions on our Preferred Stock, which would require approval by a supermajority vote of our Common stockholders. Distributions made from offering proceeds may be a return of capital to stockholders, from which we will have already paid offering expenses in connection with the related offering. We have not established any limit on the amount of proceeds from our securities offerings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon our performance in the acquisition of, and arranging of financing for, investments, as well as our performance in the selection of residents and tenants and the negotiation of leases and our performance in the selection of retail and office tenants and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more proceeds we raise in current and future offerings of our securities, the greater our challenge will be to invest all the net offering proceeds on attractive terms. Our stockholders will not have the opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the oversight of our board of directors, our management ability and the performance of our employees and contractors. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms.
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

We may make redemptions of Preferred Stock in shares of our Common Stock. Although the number of redemptions are unknown, the number of shares to be issued in connection with such redemptions will fluctuate based on the price of our Common Stock. Any sales or perceived sales in the public market of shares of our Common Stock issued upon such redemptions could adversely affect the prevailing market prices of shares of our Common Stock. The issuance of Common Stock upon such redemptions or from the exercise of outstanding Warrants also would have the effect of reducing our net income per share. In addition, the existence of Preferred Stock may encourage short selling by market participants because redemptions could depress the market price of our Common Stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our Preferred Stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock or our Common Stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine subject to the rules of NYSE. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue Common Stock or other equity or debt securities to persons from whom we purchase real estate assets as part or all of the purchase price. Our board of directors, in its sole discretion, may determine the value of any Common Stock or other equity or debt securities issued in consideration of multifamily communities, retail centers, or office buildings acquired or services provided, or to be provided, to us.

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

There is no public market for our Preferred Stock or warrants to purchase up to 20 shares of Common Stock, or Warrants, and we do not expect one to develop.

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

We will be required to terminate the Series A1/M1 Offering if our Common Stock is no longer listed on the NYSE or another national securities exchange.

The classes of Preferred Stock are a "covered security" under the Securities Act and therefore are not subject to registration in the various states in which they may be sold due to their seniority to our Common Stock, which is listed on the NYSE. If our Common Stock is no longer listed on the NYSE or another appropriate exchange, we will be required to register our Preferred Stock Offerings in any state in which we subsequently offer the Preferred Stock. This would require the termination of the Series A1/M1 Offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to purchase additional properties and limit the diversification of our portfolio.

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

We will have the ability to call the outstanding shares of Series A Preferred Stock and mShares after ten years following the date of original issuance and the ability to call the outstanding shares of Series A1 Preferred Stock and Series M1 Preferred Stock after two years following the date of original issuance. At that time, we will have the right to redeem, at our option, the outstanding shares of Preferred Stock, in whole or in part, at 100% of the Stated Value, plus any accrued and unpaid dividends. We have the right, in our sole discretion, to pay the redemption price in cash or in equal value of our Common Stock, based upon (i) for our Series A Preferred Stock and mShares, the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption date or (ii) for our Series A1 Preferred Stock and Series M1 Preferred Stock, the closing price of our Common Stock for the trading day immediately preceding the date fixed for the call as specified by the Company.

Risks Related to Our Organization, Structure and Management

If we lose or are unable to retain or replace key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to make distributions and the value of our stockholders' investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel. We cannot guarantee that all, or any, of such personnel, will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer.

We believe our future success depends upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders' investment in our Company may decline.

Furthermore, we may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services. Such contractors may have no fiduciary duty to us and may not perform as expected or desired. Any such services provided by independent contractors will be paid for by us as an operating expense.

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

In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. With the approval of our board of directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company.

We also are permitted to purchase and we currently maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents against any liability asserted which was incurred in any such capacity with us or arising out of such status. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

Our net income, FFO and AFFO may decrease in the near term as a result of the Internalization.

We expensed all cash and non-cash costs involved in the internalization. As a result, our statements of operations and FFO results for the interim and annual periods in 2019 were negatively impacted, driven predominately by the cash charges related to the internalization consideration and, to a lesser extent, other transaction-related costs. In addition, while we will no longer effectively bear the costs of the various fees and expense reimbursements previously paid to our former Manager while we were externally managed, our expenses will now include the compensation and benefits of our executive officers and the employees of the Manager and NMP Advisors, LLC, or our Sub-Manager, as well as overhead previously paid by our former Manager and Sub-Manager or their affiliates in managing our business and operations. Furthermore, these employees of the Manager and Sub-Manager will be providing us with services historically provided by the former Manager and Sub-Manager. There are no assurances that, following the internalization, these employees will be able or incentivized to provide services at the same level or for the same costs as were previously provided to us by the former Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company. If the expenses we assume as a result of the internalization are higher than the fees that we have historically paid to the former Manager and Sub-Manager or otherwise higher than we anticipate, we may not realize the anticipated cost savings and other benefits from the internalization and our net income, FFO and AFFO could decrease further, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Conflicts of Interest

Properties acquired from our affiliates may be at a price higher than we would pay if the transaction were the result of arm's-length negotiations.

The prices we pay to affiliates for our properties may be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties, or if the price to us is in excess of such cost, substantial justification for such excess may exist and such excess may be reasonable and consistent with current market conditions as determined by independent members of the conflicts committee of our board of directors. Substantial justification for a higher price could result from improvements to a property by the affiliate or increases in market value of the property during the period of time the property is owned by the affiliate as evidenced by an appraisal of the property. In the event we were to acquire properties from one of our affiliates, our proposed purchase prices will be based upon fair market values determined in good faith, utilizing, for example, independent appraisals and competitive bidding if the assets are marketed to the public, with any actual or perceived conflicts of interest approved by independent members of the conflicts committee of our board of directors. These prices may not be the subject of arm's-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm's-length transaction. When acquiring properties from our affiliates, we may pay more for particular properties than we would have in an arm's-length transaction, which would reduce our cash available for other investments or distribution to our stockholders.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives.

In accordance with our acquisition strategies, we may make investments in joint ventures or other partnership arrangements between us, our affiliates or with unaffiliated third parties. We also may purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

These events could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Moreover, there is an additional risk neither co-venturer will have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In addition, the fiduciary obligation that we or our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters, such as hurricanes, earthquakes, floods and sea rise;

•	a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19);

•	climate change;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective residents or tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of complying with applicable environmental requirements and remediation and liabilities associated with environmental conditions affecting real properties; and

•	the potential for uninsured or underinsured property losses.

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

Natural disasters, including hurricanes, tornadoes, earthquakes, wildfires and floods could significantly reduce the value of our properties. While we will attempt to obtain adequate insurance coverage for natural disasters, insurance may be too expensive, may have significant deductibles, or may not properly compensate us for the long-term loss in value or rent loss that a property may suffer if the area around it suffers a significant natural disaster. As a result, we may not be compensated for the loss in value. Any diminution in the value of our properties or properties underlying an investment that is not fully reimbursed will reduce our profitability and adversely affect the value of our stockholders' investment.

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

We could incur losses from claims relating to the presence of, or exposure of tenants to, indoor air quality issues, including the presence of mold in warmer climates or other microbial organisms, particularly if we are unable to maintain adequate insurance to cover such losses. We also may incur unexpected expenses relating to the abatement of mold on properties that we acquire.

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

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the carrying values of which are as follows as of December 31, 2019:

	Carrying value of real estate assets and real estate related loans, in millions:	Percentage

Florida	$1,109.6	25.7%
Georgia	904.0	20.9%
North Carolina	854.4	19.8%
Texas	495.5	11.5%
Virginia	229.4	5.3%
Tennessee	160.4	3.7%
Alabama	149.3	3.3%
California	115.4	2.7%
South Carolina	78.4	1.8%
Maryland	65.0	1.5%
Arizona	46.4	1.1%
Pennsylvania	38.8	0.9%
Kansas	38.3	0.9%
Kentucky	33.0	0.8%
Mississippi	4.6	0.1%

Total	$4,322.5	100.0%

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

As of December 31, 2019, we had outstanding debt of approximately $2.6 billion. This indebtedness could have important consequences, including:

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

Our governing documents do not have limitations on the amount of leverage we may use. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends due to debt covenant restrictions and/or resulting lower amounts of cash from operating activities. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to our Preferred Stock and our Common Stock.

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

In providing financing to us, a lender may impose restrictions on us that affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT.

Risks Related to Our Real Estate Loan Investments

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

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of "for sale" properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates may adversely affect a property's income and value. The continued rise in energy costs and other property-level expenses could result in higher operating costs, which may adversely affect our results from operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets may include, but are not limited to: layoffs, business closings, relocations of significant local employers and other events negatively impacting local employment rates and the local economy; an oversupply of, or a lack of demand for, apartments; a decline in household formation; the inability or unwillingness of residents to pay rent increases; and rent control, rent stabilization and other housing laws, which could prevent us from raising rents.

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

A number of large national companies are participants in the collegiate housing business. In some cases, these competitors possess substantially greater financial and marketing resources than we do. The entry of one or more of these companies into collegiate housing markets in which we have a presence could increase competition for residents and for the acquisition, development and management of other collegiate housing communities.

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

In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Collegiate housing communities are typically leased during a leasing season that begins in October and ends in August of the following year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities and during the summer months for the on-campus properties leased by semester, we prepare the units for new incoming residents. Although gross rental revenue is recognized evenly over twelve-month lease periods, during this period referred to as “Turn”, we have no leases in place. In addition, during Turn, we incur significant expenses preparing our units for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the second and third quarter of each year. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than 12 months.

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

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

•	a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19); and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.

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

For our currently owned and planned acquisitions of grocery-anchored shopping centers, we derive or will derive significant revenues from anchor tenants such as Publix, Kroger, Harris Teeter, Wal-Mart, Safeway, Sprouts, BJ's Wholesale Club and The Fresh Market, in addition to our in-line tenants.

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
•a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19); and
• declines in the financial condition of our office tenants and our ability to collect rents from our office tenants.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Multifamily Communities

At December 31, 2019, we owned the following 34 properties within our multifamily communities segment:

Property	Location	Year constructed	Number of Units	Average Unit Size (sq. ft.)	Average Rent per Unit (1, 3)

Summit Crossing	Atlanta, GA	2007	345	1,034	$1,222
Summit Crossing II	Atlanta, GA	2013	140	1,100	$1,318
The Reserve at Summit Crossing	Atlanta, GA	2017	172	1,002	$1,372
Vineyards	Houston, TX	2003	369	1,122	$1,190
Aster at Lely Resort	Naples, FL	2015	308	1,071	$1,454
CityPark View Property:
CityPark View	Charlotte, NC	2014	284	948	$1,150
CityPark View South	Charlotte, NC	2017	200	1,005	$1,279
Avenues at Cypress	Houston, TX	2014	240	1,170	$1,484
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001	$1,585
Avenues at Creekside	San Antonio, TX	2014	395	974	$1,184
Citi Lakes	Orlando, FL	2014	346	984	$1,498
Avenues at Northpointe	Houston, TX	2013	280	1,167	$1,427
Lenox Village Property:
Lenox Village	Nashville, TN	2009	273	906	$1,314
Regent at Lenox Village	Nashville, TN	2009	18	1,072	$1,379
Retreat at Lenox Village	Nashville, TN	2015	183	773	$1,227
Stone Creek	Houston, TX	2009	246	852	$1,137
Overton Rise	Atlanta, GA	2015	294	1,018	$1,573
Village at Baldwin Park	Orlando, FL	2008	528	1,069	$1,691
Crosstown Walk Property:
Crosstown Walk	Tampa, FL	2014	342	1,070	$1,324
Overlook at Crosstown Walk	Tampa, FL	2016	180	986	$1,398
525 Avalon Park	Orlando, FL	2008	487	1,394	$1,509
Sorrel	Jacksonville, FL	2015	290	1,048	$1,332
Retreat at Greystone	Birmingham, AL	2015	312	1,100	$1,342
Citrus Village	Tampa, FL	2011	296	980	$1,326
Founders Village	Williamsburg, VA	2014	247	1,070	$1,435
Claiborne Crossing	Louisville, KY	2014	242	1,204	$1,376
Luxe at Lakewood Ranch	Sarasota, FL	2016	280	1,105	$1,538
Adara Overland Park	Kansas City, KS	2016	260	1,116	$1,375
Aldridge at Town Village	Atlanta, GA	2016	300	969	$1,390
Colony at Centerpointe	Richmond, VA	2016	255	1,149	$1,409
City Vista (2)	Pittsburgh, PA	2014	272	1,023	$1,445
Lux at Sorrel	Jacksonville, FL	2017	265	1,025	$1,422
Green Park	Atlanta, GA	2017	310	985	$1,483
Lodge at Hidden River	Tampa, FL	2017	300	980	$1,404
Vestavia Reserve	Birmingham, AL	2016	272	1,113	$1,556
Artisan at Viera	Melbourne, FL	2018	259	1,070	—
Five Oaks at Westchase	Tampa, FL	2019	218	983	—

			10,245

(1) Data is only presented for stabilized properties owned by us for at least three months.
(2) We own approximately 96% of the joint venture that controls the City Vista multifamily community.
(3) Values are based on leasing activity from the quarter-ended December 31, 2019.

Our communities are equipped with an array of amenities believed to be sufficient to position Preferred Apartment Communities as attractive residential rental options within each local market. Such amenities can include, but are not limited to, one or more swimming pools, a clubhouse with a business center, tennis courts and laundry facilities. Unit-specific amenities can include high-end appliances, tile kitchen backsplashes, washer and dryers or washer and dryer hookups and ceiling fans. Resident lease terms are generally thirteen months or less in duration.

Student Housing Communities
At December 31, 2019, we owned the following eight properties within our student housing communities segment:

Property	Location	University	Year constructed/renovated	Number of Units	Number of beds	Average Unit Size (sq. ft.)	Average Rent per Bed (1, 3)

North by Northwest (4)	Tallahassee, FL	Florida State University	2012	219	679	1,250	$702
SoL (4)	Tempe, AZ	Arizona State University	2010	224	639	1,296	$720
Stadium Village (2, 4)	Atlanta, GA	Kennesaw State University	2015	198	792	1,466	$721
Ursa (2, 4)	Waco, TX	Baylor University	2017	250	840	1,634	$604
The Tradition	College Station, TX	Texas A&M University	2017	427	808	549	$605
The Retreat at Orlando (4)	Orlando, FL	University of Central Florida	2014	221	894	2,036	$769
Haven 49 (4)	Charlotte, NC	University of North Carolina Charlotte	2019	332	887	1,224	$515
The Bloc	Lubbock, TX	Texas Tech University	2017	140	556	1,394	$751

				2,011	6,095

(1) Data only presented for stabilized student housing communities.
(2) We own approximately 99% of the joint venture that controls the Stadium Village and Ursa student housing properties.
(3) Values are based on leasing activity from the quarter-ended December 31, 2019.
(4) Six of our student housing properties were under contract for sale at December 31, 2019.

New Market Properties
At December 31, 2019, we owned the following 52 grocery-anchored shopping centers, which comprise our New Market Properties segment:

Property name	Location	Year built	GLA (1)		Percent leased	Grocery anchor tenant

Castleberry-Southard	Atlanta, GA	2006	80,018		98.3%	Publix
Cherokee Plaza	Atlanta, GA	1958	102,864		100.0%	Kroger
Governors Towne Square	Atlanta, GA	2004	68,658		95.9%	Publix
Lakeland Plaza	Atlanta, GA	1990	301,711		95.4%	Sprouts
Powder Springs	Atlanta, GA	1999	77,853		87.7%	Publix
Rockbridge Village	Atlanta, GA	2005	102,432		90.6%	Kroger
Roswell Wieuca Shopping Center	Atlanta, GA	2007	74,370		100.0%	The Fresh Market
Royal Lakes Marketplace	Atlanta, GA	2008	119,493		95.0%	Kroger
Sandy Plains Exchange	Atlanta, GA	1997	72,784		98.4%	Publix
Summit Point	Atlanta, GA	2004	111,970		88.7%	Publix
Thompson Bridge Commons	Atlanta, GA	2001	92,587		96.4%	Kroger
Wade Green Village	Atlanta, GA	1993	74,978		88.7%	Publix
Woodmont Village	Atlanta, GA	2002	85,639		98.6%	Kroger
Woodstock Crossing	Atlanta, GA	1994	66,122		100.0%	Kroger
East Gate Shopping Center	Augusta, GA	1995	75,716		92.2%	Publix
Fury's Ferry	Augusta, GA	1996	70,458		98.0%	Publix
Parkway Centre	Columbus, GA	1999	53,088		97.7%	Publix
Greensboro Village	Nashville, TN	2005	70,203		91.9%	Publix
Spring Hill Plaza	Nashville, TN	2005	61,570		100.0%	Publix
Parkway Town Centre	Nashville, TN	2005	65,587		100.0%	Publix
The Market at Salem Cove	Nashville, TN	2010	62,356		100.0%	Publix
The Market at Victory Village	Nashville, TN	2007	71,300		100.0%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095		100.0%	The Fresh Market
Shoppes of Parkland	Miami-Ft. Lauderdale, FL	2000	145,720		100.0%	BJ's Wholesale Club
Polo Grounds Mall	West Palm Beach, FL	1966	130,285		98.9%	Publix
Crossroads Market	Naples, FL	1993	126,895		100.0%	Publix
Neapolitan Way	Naples, FL	1985	137,580		91.8%	Publix
Berry Town Center	Orlando, FL	2003	99,441		85.6%	Publix
Conway Plaza	Orlando, FL	1966	117,705		83.4%	Publix
Deltona Landings	Orlando, FL	1999	59,966		100.0%	Publix
University Palms	Orlando, FL	1993	99,172		100.0%	Publix
Disston Plaza	Tampa-St. Petersburg, FL	1954	129,150		96.6%	Publix
Barclay Crossing	Tampa, FL	1998	54,958		100.0%	Publix
Champions Village	Houston, TX	1973	383,346		78.0%	Randalls
Kingwood Glen	Houston, TX	1998	103,397		97.1%	Kroger
Independence Square	Dallas, TX	1977	140,218		87.2%	Tom Thumb
Oak Park Village	San Antonio, TX	1970	64,855		100.0%	H.E.B.
Sweetgrass Corner	Charleston, SC	1999	89,124		29.1%	(2)
Irmo Station	Columbia, SC	1980	99,384		96.4%	Kroger
Rosewood Shopping Center	Columbia, SC	2002	36,887		93.5%	Publix
Anderson Central	Greenville Spartanburg, SC	1999	223,211		96.8%	Walmart
Fairview Market	Greenville Spartanburg, SC	1998	46,303		93.1%	Aldi
Brawley Commons	Charlotte, NC	1997	122,028		100.0%	Publix
West Town Market	Charlotte, NC	2004	67,883		100.0%	Harris Teeter
Heritage Station	Raleigh, NC	2004	72,946		100.0%	Harris Teeter
Maynard Crossing	Raleigh, NC	1996	122,781		94.6%	Harris Teeter
Hanover Center (4)	Wilmington, NC	1954	305,346		100.0%	Harris Teeter
Southgate Village	Birmingham, AL	1988	75,092		96.8%	Publix
Hollymead Town Center	Charlottesville, VA	2005	158,807		90.8%	Harris Teeter
Gayton Crossing	Richmond, VA	1983	158,316	(3)	84.4%	Kroger
Fairfield Shopping Center (4)	Virginia Beach, VA	1985	231,829		85.3%	Food Lion
Free State Shopping Center	Washington, DC	1970	264,152		97.7%	Giant

Grand total/weighted average			6,041,629		93.2%

(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) Bi-Lo (the former anchor tenant) had extended their term through April 30, 2019 and had no further right or option to extend their lease.
(3) The GLA figure shown excludes the GLA of the Kroger store, which is owned by others.
(4) Property is owned through a consolidated joint venture.

Our retail leases have original lease terms which generally range from three to seven years for spaces under 10,000 square feet and from 10 to 20 years for spaces over 10,000 square feet. Anchor leases generally contain renewal options for one or more additional periods whereas in-line tenant leases may or may not have renewal options. With the exception of anchor leases, the leases generally contain contractual increases in base rent rates over the lease term and the base rent rates for renewal periods are generally based upon the rental rate for the primary term, which may be adjusted for inflation or market conditions. Anchor leases generally do not contain contractual increases in base rent rates over the lease term and the renewal periods. Our leases generally provide for the payment of fixed monthly rentals and may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level (“percentage rent”). Our leases also generally include tenant reimbursements for common area expenses, insurance, and real estate taxes. Utilities are generally paid by tenants either directly through separate meters or through payment of tenant reimbursements. The foregoing general description of the characteristics of the leases in our centers is not intended to describe all leases and material variations in lease terms may exist.
Our grocery anchor tenants comprised 43.4% of our portfolio GLA at December 31, 2019. Our small in-line tenants generally consist of retail, consumer services, healthcare providers, and restaurants; none of our small in-line tenants individually constitute more than 1.0% of our portfolio GLA as of December 31, 2019. The following table summarizes our grocery anchor tenants by GLA as of December 31, 2019:

Grocery Anchor Tenant	GLA	% of GLA within retail portfolio
Publix	1,175,430	19.5%
Kroger	518,194	8.6%
Harris Teeter	273,273	4.5%
Wal-Mart	183,211	3.0%
BJ's Wholesale Club	108,532	1.8%
Giant	73,149	1.2%
Randall's	61,604	1.0%
H.E.B	54,844	0.9%
Tom Thumb	43,600	0.7%
The Fresh Market	43,321	0.7%
Food Lion	38,538	0.6%
Sprouts	29,855	0.5%
Aldi	23,622	0.4%

Total	2,627,173	43.4%

The following table summarizes New Market Properties' contractual lease expirations for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	Totals
	Number of leases	Leased GLA	Percent of leased GLA

Month to month	9	37,826	0.7%
2020	125	385,241	6.9%
2021	173	685,469	12.2%
2022	173	601,057	10.7%
2023	132	616,227	11.0%
2024	124	1,157,454	20.6%
2025	70	777,600	13.9%
2026	17	172,282	3.1%
2027	26	189,485	3.4%
2028	27	352,816	6.3%
2029	26	183,451	3.3%
2030 +	18	456,824	7.9%

Total	920	5,615,732	100.0%

Preferred Office Properties

At December 31, 2019, we owned the following nine office properties, which comprise our Preferred Office Properties segment:

Property Name		Location	GLA		Percent leased
Three Ravinia		Atlanta, GA	814,000		98%
150 Fayetteville		Raleigh, NC	560,000		91%
Capitol Towers		Charlotte, NC	479,000		99%
Westridge at La Cantera		San Antonio, TX	258,000		100%
CAPTRUST Tower	(1)	Raleigh, NC	300,000		97%
Morrocroft Centre	(1)	Charlotte, NC	291,000		89%
Armour Yards		Atlanta, GA	187,000	(2)	96%
Brookwood Center		Birmingham, AL	169,000		100%
Galleria 75		Atlanta, GA	111,000		96%

			3,169,000		96%

(1) Property is owned through a consolidated joint venture.
(2) GLA for Armour Yards excludes 35,000 square feet for 251 Armour, which is under redevelopment.

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
As of December 31, 2019, our significant tenants within our Preferred Office Properties segment consisted of:

	Rentable square footage	Percent of Annual Base Rent	Annual Base Rent (in thousands)
InterContinental Hotels Group	520,000	14.3%	$12,043
Albemarle	162,000	6.8%	5,706
CapFinancial	113,000	4.7%	3,983
United Services Automobile Association	129,000	3.7%	3,118
Harland Clarke Corporation	129,000	3.4%	2,881

	1,053,000	32.9%	$27,731

The following table summarizes contractual lease expirations within our Preferred Office Properties segment for the next ten years and thereafter, assuming no tenants exercise their renewal options:

Office building portfolio
		Percent of
Year of lease expiration	Rented square	rented
	feet	square feet
2020	111,000	3.7%
2021	263,000	8.8%
2022	127,000	4.2%
2023	124,000	4.1%
2024	266,000	8.8%
2025	251,000	8.3%
2026	266,000	8.8%
2027	319,000	10.6%
2028	213,000	7.1%
2029	57,000	1.9%
2030+	1,015,000	33.7%

Total	3,012,000	100.0%

Details regarding the mortgage debt on our properties may be found in the consolidated financial statements within this Annual Report on Form 10-K.

Our corporate headquarters is located at 3284 Northside Parkway NW, Suite 150, Atlanta, Georgia 30327.

Item 3.	Legal Proceedings

Neither we nor our subsidiaries are currently subject to any legal proceedings that we consider to be material. To our knowledge, none of our properties are currently subject to any legal proceeding that we consider material.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock (symbol "APTS") has been listed on the New York Stock Exchange since July 17, 2015.

As of December 31, 2019, there were approximately 29,800 holders of record of our Common Stock. This total excludes an unknown number of holders of 7.1 million shares of Common Stock in street name at non-responding brokerage firms.

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

The chart above presents comparative investment results through December 31, 2019 of a hypothetical initial investment of $1,000 on January 1, 2015 in: (i) our Common Stock, ticker symbol "APTS;" (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P 500 Index. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	1/1/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
APTS Common Stock	$1,000	$1,533	$1,854	$2,653	$1,927	$1,955
MSCI U. S. REIT Index	$1,000	$1,025	$1,113	$1,170	$1,116	$1,405
S&P 500	$1,000	$993	$1,087	$1,299	$1,218	$1,569

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended 2019.

Preferred Stock Redemptions

For the year ended December 31, 2019, we redeemed 66,489 shares of Series A Preferred Stock and 2,023 mShares. The redemption price was $1,000 per share, less any applicable declining redemption fee.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis and should be read in conjunction with the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per-share data and preferred stock par values)	2019	2018	2017	2016	2015
Total revenues	$470,427	$397,271	$294,005	$200,119	$109,306

Net income (loss)	$(7,458)	$44,538	$28,667	$(9,843)	$(2,426)

Net loss per share of Common Stock
available to common stockholders,
basic and diluted	$(2.73)	$(1.08)	$(1.13)	$(2.11)	$(0.95)

Weighted average number of shares of Common
Stock outstanding, basic and diluted	44,265	40,032	31,926	23,969	22,183

Cash dividends declared per share of Common Stock	$1.0475	$1.02	$0.94	$0.8175	$0.7275

Total assets	$4,770,560	$4,410,958	$3,252,370	$2,420,833	$1,295,529

Long term debt	$2,679,829	$2,339,752	$1,812,049	$1,327,878	$696,945
Revolving credit facility	$—	$57,000	$41,800	$127,500	$34,500

Total liabilities	$2,836,444	$2,801,573	$1,971,604	$1,535,571	$770,075

Preferred Stock (par value outstanding)	$21,362	$16,518	$12,373	$9,144	$4,830

Total equity	$1,934,116	$1,609,385	$1,280,766	$885,261	$525,454

Cash flows provided by (used in):
Operating activities	$145,631	$145,381	$86,289	$61,661	$35,221
Investing activities	$(661,057)	$(881,805)	$(727,177)	$(1,126,584)	$(533,510)
Financing activities	$564,989	$751,102	$646,185	$1,074,804	$497,615

Funds from operations ("FFO")(1)	$61,847	$57,773	$43,344	$22,386	$16,702
Adjusted funds from operations ("AFFO")(1)	$45,949	$54,429	$38,377	$26,595	$21,783

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

During the year ended December 31, 2019, we acquired three office buildings, two multifamily communities, seven grocery-anchored shopping centers and one student housing property.

During the year ended December 31, 2019, we issued 486,529 Units (one share of Series A Preferred Stock and one warrant to purchase 20 shares of our Common Stock) and collected net proceeds of approximately $437.8 million from our $1.5 Billion Unit Offering. We also issued 61,758 shares of Series M Preferred Stock and collected net proceeds of approximately $59.9 million from our mShares Offering. On September 27, 2019, the SEC declared effective our offering of up to a maximum of

1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock, or a combination of both (the "Series A1/M1 Registration Statement"). During the year ended December 31, 2019, we issued 4,736 shares of Series A1 Preferred Stock and collected net proceeds of approximately $4.3 million. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during the year ended December 31, 2019, we issued 886,780 shares of Common Stock upon the exercise of Warrants issued in our offerings of our Series A Redeemable Preferred Stock and collected net proceeds of approximately $11.5 million from those exercises.

On January 1, 2020, Joel T. Murphy became Chief Executive Officer of the Company. Mr. Murphy will continue as a member of the board, where he has served since May 2019. Mr. Murphy was the CEO of our New Market Properties subsidiary for the last five years until his appointment as our CEO, and since June 2018 has been the chairman of the Company's investment committee. Mr. Murphy succeeded our previous CEO and Chairman of the Board, Daniel M. DuPree, who will remain with us as Executive Chairman of the Board.

On January 31, 2020, we internalized the functions performed by Preferred Apartment Advisors, LLC (the "Manager") and NMP Advisors, LLC (the "Sub-Manager") by acquiring the entities that own the Manager and the Sub-Manager (such transactions, collectively, the "Internalization") for an aggregate purchase price of $154.0 million, plus up to $25.0 million of additional consideration. Additionally, up to $15.0 million of the $154.0 million purchase price was to be held back and is payable to the sellers less certain losses following final resolution of certain specified matters. Pursuant to the Stock Purchase Agreement entered into on January 31, 2020 the sellers sold all of the outstanding shares of NELL Partners, Inc. (“NELL”) and NMA Holdings, Inc., parent companies of the Manager and Sub-Manager, respectively, to us, in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15.0 million for certain specified matters. Trusts established, or entities owned, by the family of John A. Williams, the Company’s former Chairman of the Board and Chief Executive Officer, Daniel M. DuPree, the Company’s Executive Chairman of the Board and former Chief Executive Officer of the Company, and Leonard A. Silverstein, the Company’s Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and Mr. Silverstein were the owners of NMA.

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
•     the possibility that the anticipated benefits from the internalization of our former external Manager and Sub-Manager, or the Internalization, may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;
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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2019 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Industry Outlook

We believe continued, albeit potentially sporadic, improvement in the United States' economy will continue for 2020, given the continued job growth and improvements in the overall economy. The presidential administration certainly creates more uncertainty in the direction and trajectory of economic growth. We believe a growing economy, improved job market and increased consumer confidence should help create favorable conditions for the multifamily sector. If the economy continues to perform, we expect current occupancy rates generally to remain stable on an annual basis as we believe the current level of occupancy nationwide will be difficult to measurably improve upon.

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

               The recent declines in U.S. Treasury yields combined with competitive lender spreads have maintained a favorable borrowing environment for multifamily owners and developers. Given the uncertainty around the world's financial markets, fueled in part by the U.S. President and how his policies may affect domestic and international markets, investors have been wary in their approach to debt markets. Recent US bond market movements have seen rates decline and spreads from the government-sponsored entity, or GSE, lenders have been relatively stable with slightly more volatility than in the recent past. Other lenders in the market have had generally stable spreads as well and some lenders have actually dropped spreads in our markets. During the balance of 2020, we may well see spreads remaining at or near  current levels as the investment community becomes more comfortable with the direction of the market and the US economy. With the recent decrease in U.S. Treasury rates, we expect the market to continue to remain favorable for financing multifamily communities, as the equity and debt markets have generally continued to view the U.S. multifamily sector as a desirable investment. Lending by GSEs is limited by the caps on production or capital retention rates imposed by the Federal Housing and Finance Association.  The new caps set production levels generally in line with the agencies recent history.  It could be the case that the agencies new caps lead to higher lending rates in the short term as the agencies and the market digest the new caps.  Although we expect such higher costs to be offset by increased lending activity by other market participants; such other market participants may have increased costs and stricter underwriting criteria. Recently, there has been increased dialog from multiple sources discussing the future of the GSEs. Any change to the structure of the GSEs and their business model could have material impacts on the multifamily debt capital markets generally.

                We believe the combination of a difficult regulatory environment and underwriting standards for commercial banks will continue to create a choppy market for new construction financing. In addition, we believe the continued hesitance among many prospective homebuyers to believe the net benefits of home ownership are greater than the benefit of the flexibility offered through renting will continue to work in the existing multifamily sector's favor. We also believe there will be a continued boost to demand for multifamily rental housing due to the ongoing entry of the “millennial” generation, the sons and daughters of the babyboom generation, into the workforce. This generation has a higher statistical propensity to rent their home and stay a renter deeper into their life-cycle, resulting in an increase in demand for rental housing. This combination of factors should generally result in gradual increases in market rents, lower concessions and opportunities for increases in ancillary fee income.

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

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan. Loan origination fees received from borrowers as an incentive to extend the real estate loans (excluding the amounts paid to the Manager), are amortized over the life of the loan as an additive adjustment to interest income using the effective interest method. We stop accruing interest on loans when circumstances indicate that it is probable that the ultimate collection of all principal and interest due according to the loan agreement will not be realized, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income or as a reduction of principal, depending upon the circumstances, when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month periods and years ended December 31, 2019 and 2018 were:

	Three months ended December 31,			Years ended December 31,
	2019	2018	% change	2019	2018	% change

Revenues (in thousands)	$124,866	$106,280	17.5%	$470,427	$397,271	18.4%

Per share data:

Net income (loss) (1)	$(0.71)	$0.06	—	$(2.73)	$(1.08)	152.8%

FFO (2) (A)	$0.31	$0.38	(18.4)%	$1.37	$1.41	(2.8)%

AFFO (2)	$0.35	$0.48	(27.1)%	$1.02	$1.33	(23.3)%

Dividends (3)	$0.2625	$0.26	1.0%	$1.0475	$1.02	2.7%

(A) FFO includes due diligence and pursuit costs related to the Internalization of our Manager of approximately $1.8 million and $3.0 million for the three months and year ended December 31, 2019, respectively. Excluding these costs, our FFO would have been $0.35 and $1.44 for these periods.

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO and AFFO results are presented per weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated. See Reconciliations of FFO Attributable to Common Stockholders and Unitholders and AFFO to Net Income (Loss) Attributable to Common Stockholders and Definitions of Non-GAAP Measures later in this section.
(3) Per share of Common Stock and Class A Unit outstanding.

•
For the fourth quarter 2019, our FFO payout ratio to Common Stockholders and Unitholders was approximately 84.4% and our FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 68.0%. Excluding costs related to the Internalization of our Manager, these respective ratios were 75.0% and 65.4%.(A)

•
Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 74.9% for the fourth quarter 2019 and 103.7% for the year ended December 31, 2019. Our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 65.4% for the fourth quarter 2019 and 71.2% for the year ended December 31, 2019. (B) We have approximately $25.8 million of accrued but not yet paid interest revenues on our real estate loan investment portfolio.

•
At December 31, 2019, the market value of our common stock was $13.32 per share. A hypothetical investment in our Common Stock in our initial public offering on April 5, 2011, assuming the reinvestment of all dividends and no transaction costs, would have resulted in an average annual return of approximately 15.2% through December 31, 2019.

•	As of December 31, 2019, the average age of our multifamily communities was approximately 5.7 years, which is the youngest in the public multifamily REIT industry.

•
As of December 31, 2019, approximately 93.2% of our permanent property-level mortgage debt has fixed interest rates and approximately 3.8% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates.

•
On December 10 and December 17, 2019, we sold our investments in the ML-04 and ML-05 tranches of the Freddie Mac K Program, respectively, for a combined $26.6 million, realizing a combined gain of approximately $1.6 million.

•
As of December 31, 2019, our total assets were approximately $4.8 billion compared to approximately $4.4 billion as of December 31, 2018, an increase of approximately $360 million, or approximately 8.2%. This growth reflected the acquisition of 13 real estate properties during 2019, partially offset by the sale of our Freddie Mac K program investments in December 2019 and the resulting deconsolidation of the associated VIE mortgage pool assets. Excluding the VIE mortgage pool assets from other participants in the K Program, our total assets grew approximately $624.5 million, or 15.1% since December 31, 2018.

•
On October 17, 2019, we obtained a new fixed-rate mortgage on our Five Oaks at Westchase multifamily community of approximately $31.5 million, which matures on November 1, 2031 and bears interest of 3.27% per annum.

•	At December 31, 2019, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 51.6%.

•
On May 24, 2019, we entered into a purchase and sale agreement to sell six of our student housing properties to a third party. On June 28, 2019, this agreement was terminated and we recorded revenue from a forfeited earnest money deposit of $1.0 million. A new purchase and sale agreement was entered into for the same six student housing properties plus a real estate loan investment supporting yet another student housing property on July 29, 2019. On December 9, 2019, the agreement was amended to change the closing date to March 20, 2020 and resulted in another $1.0 million deposit forfeiture by the prospective purchaser.

•
On October 11, 2019, we closed on a real estate loan investment of up to $10.9 million in connection with the development of Vintage Horizon West, a 340-unit multifamily community to be located in Orlando, Florida.

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

Real Estate Loan Investments

Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts up to 15 basis points (if any), depending on the loan.

As of December 31, 2019, potential property acquisitions and units from projects in our real estate loan investment portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
Falls at Forsyth	Atlanta, GA	356	S + 90 days (2)	S + 150 days (2)
V & Three	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
E-Town	Jacksonville, FL	332	S + 90 days (3)	S + 150 days (3)
Vintage	Destin, FL	282	(4)	(4)
Hidden River II	Tampa, FL	204	S + 90 days (2)	S + 150 days (2)
Vintage Horizon West	Orlando, FL	340	(4)	(4)

Student housing properties:
Solis Kennesaw II	Atlanta, GA	175	(5)	(5)

Office property:
8West	Atlanta, GA	(6)	(6)	(6)

		2,568

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio. The purchase options held by us on the 464 Bishop, Haven Charlotte, Sanibel Straights, Wiregrass, Newbergh, Cameron Square and Solis Kennesaw projects were terminated, in exchange for an aggregate $14.0 million in termination fees from the developers, net of amounts due to third party loan participants.

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

Years ended December 31, 2019 compared to 2018

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the years ended December 31, 2019 versus 2018:

Preferred Apartment Communities, Inc.	Years ended December 31,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$395,121	$323,252	$71,869	22.2%
Other property revenues	11,795	8,213	3,582	43.6%
Interest income on loans and notes receivable	49,542	50,190	(648)	(1.3)%
Interest income from related parties	11,946	15,616	(3,670)	(23.5)%
Miscellaneous revenues	2,023	—	2,023	—
Total revenues	470,427	397,271	73,156	18.4%

Operating expenses:
Property operating and maintenance	52,911	44,065	8,846	20.1%
Property salary and benefits	20,693	17,766	2,927	16.5%
Property management fees	13,981	11,681	2,300	19.7%
Real estate taxes	50,298	42,035	8,263	19.7%
General and administrative	8,541	8,224	317	3.9%
Equity compensation to directors and executives	1,223	1,703	(480)	(28.2)%
Depreciation and amortization	185,065	171,136	13,929	8.1%
Asset management and general and administrative
expense fees to related parties	33,516	27,541	5,975	21.7%
Loan loss allowance	2,038	2,533	(495)	(19.5)%
Insurance, professional fees and other expenses	13,687	7,166	6,521	91.0%

Total operating expenses	381,953	333,850	48,103	14.4%
Waived asset management and general and administrative
expense fees	(11,764)	(6,656)	(5,108)	76.7%

Net operating expenses	370,189	327,194	42,995	13.1%
Operating income before gains on sales of
real estate and trading investments	100,238	70,077	30,161	43.0%
Gain on sale of real estate and trading investment	1,567	69,705	(68,138)	(97.8)%
Operating income	101,805	139,782	(37,977)	(27.2)%
Interest expense	111,964	95,564	16,400	17.2%
Change in fair value of net assets of consolidated
VIE from mortgage-backed pool	1,831	320	1,511	472.2%
(Loss) on debt extinguishment	(84)	—	(84)	—
Gains on sale of real estate loan investment and land condemnation	954	—	954	—
Net (loss) income	(7,458)	44,538	(51,996)	—
Consolidated net loss (income) attributable to non-controlling interests	214	(1,071)	1,285	—

Net (loss) income attributable to the Company	$(7,244)	$43,467	$(50,711)	—

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the year ended December 31, 2019 versus 2018 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Years ended December 31,		Change inc (dec)
	2019	2018	Amount	Percentage
Revenues:
Rental revenues	$94,064	$74,519	$19,545	26.2%
Other property revenues	564	713	(149)	(20.9)%
Interest income on notes receivable	1,761	2,011	(250)	(12.4)%
Total revenues	96,389	77,243	19,146	24.8%

Operating expenses:
Property operating and maintenance	10,113	8,571	1,542	18.0%
Property management fees	3,318	2,741	577	21.1%
Real estate taxes	11,602	9,296	2,306	24.8%
General and administrative	1,081	924	157	17.0%
Equity compensation to directors and executives	70	149	(79)	(53.0)%
Depreciation and amortization	44,786	39,269	5,517	14.0%
Asset management and general and administrative
expense fees to related parties	7,242	5,743	1,499	26.1%
Insurance, professional fees and other expenses	1,772	1,126	646	57.4%
Total operating expenses	79,984	67,819	12,165	17.9%
Waived asset management and general and administrative
expense fees	(382)	(375)	(7)	—
Net operating expenses	79,602	67,444	12,158	18.0%

Operating income	16,787	9,799	6,988	71.3%
Interest expense	24,566	19,188	5,378	28.0%
Loss on extinguishment of debt	68	—	68	—
Net income (loss)	(7,847)	(9,389)	1,542	(16.4)%
Consolidated net (income) loss attributable to non-controlling
interests	(55)	—	(55)	—
Net income (loss) attributable to the Company	$(7,792)	$(9,389)	$1,597	(17.0)%

Recent acquisitions

Our acquisitions (net of dispositions) of real estate assets since January 1, 2018 were generally the primary drivers behind our increases in rental and property revenues and property operating expenses for the year ended December 31, 2019 versus 2018.

Real estate assets acquired

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
1/9/2018	The Lux at Sorrel	Jacksonville, FL	265	-	-
2/28/2018	Green Park	Atlanta, GA	310	-	-
9/27/2018	The Lodge at Hidden River	Tampa, FL	300	-	-
11/9/2018	Vestavia Reserve	Birmingham, AL	272	-	-
11/15/2018	CityPark View South (1)	Charlotte, NC	200	-	-
8/8/2019	Artisan at Viera	Melbourne, FL	259	-	-
9/18/2019	Five Oaks at Westchase	Tampa, FL	218	-	-

	New Market Properties:
4/27/2018	Greensboro Village	Nashville, TN	-	-	70,203
4/27/2018	Governors Towne Square	Atlanta, GA	-	-	68,658
6/26/2018	Neapolitan Way	Naples, FL	-	-	137,580
6/29/2018	Conway Plaza	Orlando, FL	-	-	117,705
7/6/2018	Brawley Commons	Charlotte, NC	-	-	122,028
12/21/2018	Hollymead Town Center	Charlottesville, VA	-	-	158,807
1/17/2019	Gayton Crossing	Richmond, VA	-	-	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	-	-	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, FL	-	-	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, FL	-	-	130,285
8/16/2019	Fairfield Shopping Center (2)	Virginia Beach, VA	-	-	231,829
11/14/2019	Berry Town Center	Orlando, FL	-	-	99,441
12/19/2019	Hanover Shopping Center (2)	Wilmington, NC	-	-	305,346

	Student housing properties:
5/10/2018	The Tradition	College Station, TX	427	808	-
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894	-
6/27/2018	The Bloc	Lubbock, TX	140	556	-
3/27/2019	Haven49	Charlotte, NC	322	887	-

	Preferred Office Properties:
1/29/2018	Armour Yards	Atlanta, GA	-	-	187,000
7/31/2018	150 Fayetteville	Raleigh, NC	-	-	560,000
12/20/2018	Capitol Towers	Charlotte, NC	-	-	479,000
7/25/2019	CAPTRUST Tower (2)	Raleigh, NC	-	-	300,000
7/31/2019	251 Armour	Atlanta, GA	-	-	35,000
12/20/2019	Morrocroft Centre (2)	Charlotte, NC	-	-	291,000

			2,934	3,145	3,845,500

(1) CityPark View South is a second phase of an existing property, and shares a leasing office with the original phase. Therefore, it is not counted as a separate property.
(2) Property is owned through a consolidated joint venture.

Real estate assets sold

Disposition date	Property	Location	Units

3/20/2018	Lake Cameron	Raleigh, NC	328
9/28/2018	Stone Rise	Philadelphia, PA	216
10/23/2018	Stoneridge Farms at the Hunt Club	Nashville, TN	364
12/11/2018	McNeil Ranch	Austin, TX	192

Rental Revenues

Rental revenue increased due primarily to properties acquired since January 1, 2018, as shown in the following table:

			Years ended December 31,
			2019 versus 2018
(dollar amounts in thousands)	Years ended December 31,		Increase (decrease)
Rental revenues	2019	2018	Amount	Percent
Properties acquired since January 1, 2018	$119,262	$38,010	$81,252	113.1%
Properties sold since January 1, 2018	—	10,808	(10,808)	(15.1)%
Properties acquired in 2011 - 2017	275,859	274,434	1,425	2.0%

Total	$395,121	$323,252	$71,869	100.0%

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

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in these other property revenues for the year ended December 31, 2019 versus 2018 were primarily due to the acquisitions listed above, an approximate $1.3 million increase in lease termination revenues.

Interest income from our real estate loan investments decreased for the year ended December 31, 2019 versus 2018. Although the principal amount outstanding on our portfolio of real estate loan investments increased to approximately $352.6 million at December 31, 2019 from $336.3 million at December 31, 2018, interest revenue decreased due to the repayment or settlement of fully-drawn, larger balance loans early in 2019.

We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

Miscellaneous revenues for the year ended December 31, 2019 consisted primarily of forfeited earnest money deposits from prospective purchasers of six of our student housing properties.

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

			Years ended December 31,
			2019 versus 2018
(dollar amounts in thousands)	Years ended December 31,		Increase (decrease)
Property operating and maintenance expense	2019	2018	Amount	Percent
Properties acquired since January 1, 2018	$17,986	$6,301	$11,685	132.1%
Properties sold since January 1, 2018	—	1,903	(1,903)	(21.5)%
Properties acquired in 2011 - 2017	34,925	35,861	(936)	(10.6)%

Total	$52,911	$44,065	$8,846	100.0%

Property salary and benefits

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired since January 1, 2018, as shown in the following table:

			Years ended December 31,
			2019 versus 2018
(dollar amounts in thousands)	Years ended December 31,		Increase (decrease)
Property salary and benefits	2019	2018	Amount	Percent
Properties acquired since January 1, 2018	$5,542	$2,027	$3,515	120.1%
Properties sold since January 1, 2018	—	1,069	(1,069)	(36.5)%
Properties acquired in 2011 - 2017	15,151	14,670	481	16.4%

Total	$20,693	$17,766	$2,927	100.0%

Property management fees

We paid fees for property management services to our Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are generally 4% of gross property revenues, of which generally 2.0% to 2.5% is paid to a third party management company. Property management fees for office building assets are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. All property management fees paid to our Manager will cease, effective with our Internalization on January 31, 2020. The increases were primarily due to properties acquired since January 1, 2018, as shown in the following table:

			Years ended December 31,
			2019 versus 2018
(dollar amounts in thousands)	Years ended December 31,		Increase (decrease)
Property management fees	2019	2018	Amount	Percent
Properties acquired since January 1, 2018	$3,796	$1,245	$2,551	110.9%
Properties sold since January 1, 2018	—	458	(458)	(19.9)%
Properties acquired in 2011 - 2017	10,185	9,978	207	9.0%

Total	$13,981	$11,681	$2,300	100.0%

Real estate taxes

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since January 1, 2018, as shown in the following table:

			Years ended December 31,
			2019 versus 2018
(dollar amounts in thousands)	Years ended December 31,		Increase (decrease)
Real estate taxes	2019	2018	Amount	Percent
Properties acquired since January 1, 2018	$13,077	$4,438	$8,639	104.6%
Properties sold since January 1, 2018	—	1,364	(1,364)	(16.6)%
Properties acquired in 2011 - 2017	37,221	36,233	988	12.0%

Total	$50,298	$42,035	$8,263	100.0%

We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The changes in general and administrative expenses occurred as shown in the following table:

			Years ended December 31,
			2019 versus 2018
(dollar amounts in thousands)	Years ended December 31,		Increase (decrease)
General and administrative expense	2019	2018	Amount	Percent
Taxes, licenses and fees	$1,919	$1,575	$344	108.5%
Properties acquired since January 1, 2018	1,881	939	942	297.2%
Properties sold since January 1, 2018	—	243	(243)	(76.7)%
Properties acquired in 2011 - 2017	4,741	5,467	(726)	(229.0)%

Total	$8,541	$8,224	$317	100.0%

Equity compensation to directors and executives

Expenses recorded for equity compensation awards decreased for the year ended December 31, 2019 versus 2018 primarily due to the lack of a Class B OP Unit grant for 2019. The Class B Unit grant made on January 2, 2018 was comprised of an aggregate 256,087 Class B Units with a fair value of approximately $4.3 million.

Depreciation and amortization

The increases in depreciation and amortization for the year ended December 31, 2019 versus 2018 are primarily due to acquisitions made during 2019.

Asset management fees and general and administrative fees to related party

Monthly asset management fees were equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees were equal to 2% of the monthly gross revenues of the Company. Both were calculated as prescribed by the Management Agreement and were paid monthly to our Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquired office buildings, grocery-anchored shopping centers, student housing properties and multifamily communities listed previously. Effective with the closing of our Internalization transaction on January 31, 2020, fees to the former manager will no longer be incurred.

Insurance, professional fees and other expenses

The increases consisted of:

			Years ended December 31,
			2019 versus 2018
	Years ended December 31,		Increase (decrease)
(dollar amounts in thousands)	2019	2018	Amount	Percent
Audit and tax fees	$1,672	$1,464	$208	3.2%
Insurance premiums and claims	7,020	4,851	2,169	33.3%
Board of directors fees	163	170	(7)	(0.2)%
Legal fees	1,308	424	884	13.6%
Internalization costs	2,988	—	2,988	45.8%
Other professional fees	536	257	279	4.3%

Total	$13,687	$7,166	$6,521	100.0%

Waived asset management and general and administrative expense fees

The Manager waived some of the asset management, property management, or general and administrative fees for properties owned by the Company. The waived fees were forfeited in connection with the Internalization transaction.

Interest expense

The increases consisted of:

			Years ended December 31,
			2019 versus 2018
(dollar amounts in thousands)	Years ended December 31,		Increase (decrease)
Interest expense	2019	2018	Amount	Percent
Properties acquired since January 1, 2018	$36,813	$12,189	$24,624	150.1%
Properties sold since January 1, 2018	—	1,856	(1,856)	(11.3)%
Properties acquired in 2011 - 2017	73,077	74,810	(1,733)	(10.5)%
KeyBank operating LOC and Term Notes	1,964	4,278	(2,314)	(14.1)%
Loan participants	110	2,431	(2,321)	(14.2)%

Total	$111,964	$95,564	$16,400	100.0%

See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

Years ended December 31, 2018 compared to 2017

Please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, that was filed on March 1, 2019 for a discussion and tabular presentations highlighting the major drivers behind the line item changes in our results of operations for the years ended December 31, 2018 versus 2017.

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

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations,” which was restated in 2018, the National Association of Real Estate Investment Trusts, or NAREIT, standardized the definition of how Net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. We have adopted the NAREIT definition for computing FFO as a meaningful supplemental gauge of our operating results for management and investors, and as is most often presented by other REIT industry participants.

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
		Three months ended December 31,
(In thousands, except per-share figures)		2019	2018

Net (loss) income attributable to common stockholders (See note 1)		$(32,536)	$2,641

Add:	Depreciation of real estate assets	38,798	34,309
	Depreciation of real estate assets attributable to joint ventures	(172)	—
	Amortization of acquired real estate intangible assets and deferred leasing costs	8,588	9,173
	Net (loss) income attributable to non-controlling interests (See note 2)	(6)	615
Less:	(Gain) on sale of real estate	—	(30,682)
FFO attributable to common stockholders and unitholders		14,672	16,056

Add:	Loan cost amortization on acquisition term note	97	20
	Amortization of loan coordination fees paid to the Manager (See note 3)	507	707
	(Insurance recovery in excess of) weather-related property operating losses (See note 4)	—	(237)
	Payment of costs related to property refinancing	—	227
	Contingent management fees recognized	11	206
	Non-cash equity compensation to directors and executives	301	(1,178)
	Amortization of loan closing costs (See note 5)	1,160	1,234
	Depreciation/amortization of non-real estate assets	488	444
	Net loan fees received (See note 6)	109	707
	Accrued interest income received (See note 7)	5,436	12,266
	Internalization costs (See note 8)	1,844	—
	Increase (decrease) in loan loss allowance	1,400	(496)
	Non-cash dividends on Preferred Stock	206	17
	Amortization of lease inducements (See note 9)	439	426
	Cash received in excess of amortization of purchase option termination revenues (See note 10)	49	1,044
Less:	Non-cash loan interest income (See note 6)	(3,686)	(4,611)
	Non-cash revenues from mortgage-backed securities	1,474	(135)
	Cash paid for loan closing costs	—	(1,073)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(4,268)	(2,909)
	Amortization of deferred revenues (See note 12)	(941)	(901)
	Normally recurring capital expenditures and leasing costs (See note 13)	(2,765)	(1,485)

AFFO		$16,533	$20,329

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$12,156	$10,840
	Distributions to Unitholders (See note 2)	225	228
	Total	$12,381	$11,068

Common Stock dividends and Unitholder distributions per share		$0.2625	$0.26

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.31	$0.38
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.35	$0.48

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	45,934	41,320
	Class A Units	856	954
	Common Stock and Class A Units	46,790	42,274

	Diluted Common Stock and Class A Units (B)	46,894	43,000

Actual shares of Common Stock outstanding, including 13 and 12 unvested shares
of restricted Common Stock at December 31, 2019 and 2018, respectively.		46,457	41,788
Actual Class A Units outstanding at December 31, 2019 and 2018, respectively.		856	877
	Total	47,313	42,665

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.83% weighted average non-controlling interest in the Operating Partnership for the three-month period ended December 31, 2019.

(B) Since our FFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock and restricted stock units. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Reconciliation of FFO Attributable to Common Stockholders and Unitholders and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)
		Years ended December 31,
(In thousands, except per-share figures)		2019	2018

Net loss attributable to common stockholders (See note 1)		$(121,033)	$(43,290)

Add:	Depreciation of real estate assets	148,206	124,499
	Depreciation of real estate assets attributable to joint ventures	(172)	—
	Amortization of acquired real estate intangible assets and deferred leasing costs	34,990	45,136
	Net loss attributable to non-controlling interests (See note 2)	(144)	1,071
Less:	(Gain) on sale of real estate	—	(69,643)
FFO attributable to common stockholders and unitholders		61,847	57,773

Add:	Loan cost amortization on acquisition term note	155	83
	Amortization of loan coordination fees paid to the Manager (See note 3)	1,940	2,487
	Payment of costs related to property refinancing	594	288
	Contingent management fees recognized	11	206
	(Insurance recovery in excess of) weather-related property operating losses (See note 4)	—	(270)
	Non-cash equity compensation to directors and executives	1,223	1,703
	Amortization of loan closing costs (See note 5)	4,618	4,801
	Depreciation/amortization of non-real estate assets	1,869	1,501
	Net loan fees received (See note 6)	783	2,166
	Accrued interest income received (See note 7)	10,514	20,676
	Internalization costs (See note 8)	2,987	—
	Loan loss allowance	1,400	2,533
	Non-cash dividends on Preferred Stock	577	755
	Amortization of lease inducements (See note 9)	1,734	1,381
Less:	Non-cash loan interest income (See note 6)	(14,431)	(19,337)
	Non-cash revenues from mortgage-backed securities	778	(320)
	Cash paid for loan closing costs	(37)	(1,489)
	Amortization of purchase option termination revenues in excess of cash received (See note 10)	(2,321)	(920)
	Amortization of acquired above and below market lease intangibles
	and straight-line rental revenues (See note 11)	(16,643)	(11,956)
	Amortization of deferred revenues (See note 12)	(3,762)	(2,666)
	Normally recurring capital expenditures and leasing costs (See note 13)	(7,887)	(4,966)

AFFO		45,949	54,429

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	46,755	41,129
	Distributions to Unitholders (See note 2)	908	1,041
	Total	47,663	42,170

Common Stock dividends and Unitholder distributions per share		$1.0475	$1.02

FFO per weighted average basic share of Common Stock and Unit outstanding		$1.37	$1.41
AFFO per weighted average basic share of Common Stock and Unit outstanding		$1.02	$1.33

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	44,265	40,032
	Common Stock	870	1,040
	Class A Units	45,135	41,072
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	45,772	42,390

Actual shares of Common Stock outstanding, including 13 and 12 unvested shares
of restricted Common Stock at December 31, 2019 and 2018, respectively.		46,457	41,788
Actual Class A Units outstanding at December 31, 2019 and 2018, respectively.		856	877
	Total	47,313	42,665

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.93% weighted average non-controlling interest in the Operating Partnership for the year ended December 31, 2019.

(B) Since our FFO and AFFO results are positive for the periods reflected above, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock and restricted stock units. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders and AFFO to Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter and year ended December 31, 2019 include activity for the properties acquired during the periods only from their respective dates of acquisition. In addition, the fourth quarter and year ended 2019 includes activity for the properties acquired since December 31, 2018. Rental and other property revenues and expenses for the fourth quarter and year ended 2018 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 856,409 Class A Units as of December 31, 2019. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.83% and 2.26% for the three-month periods ended December 31, 2019 and 2018, respectively.

3)
We paid loan coordination fees to Preferred Apartment Advisors, LLC, our Manager, to reflect the administrative effort involved in arranging debt financing for acquired properties. The fees are calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of AFFO. At December 31, 2019, aggregate unamortized loan coordination fees were approximately $14.1 million, which will be amortized over a weighted average remaining loan life of approximately 10.3 years.

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

5)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. Effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At December 31, 2019, aggregate unamortized loan costs were approximately $25.7 million, which will be amortized over a weighted average remaining loan life of approximately 9.0 years.

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

8)	This adjustment reflects the add-back of due diligence and pursuit costs incurred by the Company related to the Internalization of the functions performed by its Manager.

9)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)
Effective January 1, 2019, we terminated our purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property; on May 7, 2018, we terminated our purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven46 and Haven Charlotte student housing properties, all of which are (or were) partially supported by real estate loan investments held by us. In exchange, we arranged to receive termination fees aggregating approximately $20.6 million from the developers, which are recorded as revenue over the period beginning on the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For the years ended December 31, 2019 and 2018, we had recognized termination fee revenues in excess of cash received, resulting in the negative adjustments shown to FFO in our calculation of AFFO.

11)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At December 31, 2019, the balance of unamortized below-market lease intangibles was approximately $62.6 million, which will be recognized over a weighted average remaining lease period of approximately 9.2 years.

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

•
operating expenses related to salaries, benefits, and general and administrative expenses (that were formally funded by payment of fees to our former Manager prior to Internalization on January 31, 2020);

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.43% for the year ended December 31, 2019. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2019, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

On May 26, 2016, we utilized proceeds from an interim term loan to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina, or the 2016 Interim Term Loan. The 2016 Interim Term Loan accrued interest at a rate of LIBOR plus 2.5% per annum and was repaid and extinguished during the first quarter 2018.

On December 20, 2019, we utilized proceeds from an interim term loan to partially finance the acquisition of Morrocroft Centre, an office building located in Charlotte, North Carolina, or the 2019 Interim Term Loan. The 2019 Interim Term Loan accrued interest at a rate of LIBOR plus 170 basis points per annum. We intend to repay the 2019 Interim Term Loan during the first quarter 2020 with permanent mortgage financing.

On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with KeyBank to obtain the Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities and student housing communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein.

On March 29, 2018, we refinanced the mortgage on our Sol student housing property. A short-term bridge loan was used to replace the mortgage being held on the acquisition revolving credit facility, or Acquisition Facility. The mortgage principal balance of approximately $37.5 million remained the same under the new financing arrangement, and the existing variable interest rate increased 10 basis points, to 210 basis points over LIBOR. As a result of the refinance, we incurred expenses of approximately $61,000, which are included within the Interest Expense line of the Consolidated Statements of Operations.

Our net cash provided by operating activities for the years ended December 31, 2019 and 2018 was approximately $145.6 million and $145.4 million, respectively. Net cash provided by operating activities was essentially flat between the two periods as incremental cash generated by property income provided by real estate assets acquired during 2019 was offset by a decrease in accrued interest income on real estate loan investments and tenant receivables.

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

Interest income on our loans and notes receivable decreased from $65.8 million for the year ended December 31, 2018 to $61.5 million for the year ended December 31, 2019, primarily due to a decrease in the weighted average accrued interest rate for 2019 to 3.85% from 5.24% for 2018 and full repayment of the Haven Campus Communities Charlotte Member, LLC line of credit, in early 2019.

Our net cash used in investing activities for the years ended December 31, 2019 and 2018 was approximately $661.1 million and $881.8 million, respectively. Cash disbursed for property acquisitions decreased from approximately $1.0 billion in the 2018 period to $619.1 million in the 2019 period, partially offset by the investing cash inflows from the sale of mortgage-backed securities of approximately $79.6 million during 2019 and property dispositions of $164.8 million in 2018.

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

For the year ended December 31, 2019, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$492	$48.55	$—	$—	$492	$48.55
Carpets	1,543	152.39	—	—	1,543	152.39
Wood flooring / vinyl	276	27.23	184	18.15	460	45.38
Blinds and ceiling fans	198	19.60	15	1.48	213	21.08
Fire safety	—	—	225	22.22	225	22.22
Furnace, air (HVAC)	494	48.80	19	1.84	513	50.64
Computers, equipment, misc.	15	1.50	275	27.20	290	28.70
Elevators	—	—	170	16.83	170	16.83
Exterior painting	—	—	1,439	142.12	1,439	142.12
Leasing office / common amenities	341	33.69	1,262	124.62	1,603	158.31
Major structural	—	—	2,391	236.25	2,391	236.25
Cabinets & countertops and unit upgrades	—	—	1,025	101.19	1,025	101.19
Landscaping & fencing	—	—	1,267	125.11	1,267	125.11
Parking lot	107	10.58	624	61.58	731	72.16
Signage and sanitation	—	—	107	10.57	107	10.57

	$3,466	$342.34	$9,003	$889.16	$12,469	$1,231.50

For the year ended December 31, 2019, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$103	$17.42	$—	$—	$103	$17.42
Carpets	224	38.10	—	—	224	38.10
Wood flooring / vinyl	5	0.80	34	5.74	39	6.54
Blinds and ceiling fans	30	5.10	—	—	30	5.10
Fire safety	—	—	155	26.41	155	26.41
Furnace, air (HVAC)	111	18.81	296	50.26	407	69.07
Computers, equipment, misc.	11	1.81	150	25.43	161	27.24
Elevators	—	—	6	1.08	6	1.08
Exterior painting	—	—	806	136.93	806	136.93
Leasing office / common amenities	31	5.27	322	54.70	353	59.97
Major structural	—	—	1,917	325.76	1,917	325.76
Cabinets & countertops and unit upgrades	93	15.78	37	6.14	130	21.92
Landscaping & fencing	—	—	493	83.81	493	83.81
Parking lot	—	—	79	13.50	79	13.50
Signage and sanitation	—	—	143	24.27	143	24.27
Unit furniture	297	50.70	—	—	297	50.70

	$905	$153.79	$4,438	$754.03	$5,343	$907.82

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the years ended December 31, 2019 and 2018 totaled $1.8 million and $1.6 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office properties portfolio for the years ended December 31, 2019 and 2018 totaled $1.7 million and $152,000, respectively. Second-generation capital expenditures exclude those expenditures made in our office properties portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition) and (iii) for property re-developments and repositionings.

At December 31, 2019, we had restricted cash of approximately $18.7 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash provided by financing activities was approximately $565.0 million and $751.1 million for the years ended December 31, 2019 and 2018, respectively. Our significant financing cash sources were approximately $405.0 million and $602.4 million of net proceeds from the mortgage financing transactions for the years ended December 31, 2019 and 2018, respectively, and approximately $501.1 million and $408.6 million for the years ended December 31, 2019 and 2018, respectively, of net proceeds from our offerings of our Preferred Stock.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends, as well as monthly dividends to holders of our Series A Redeemable Preferred Stock, mShares, Series A1 Redeemable Preferred Stock and Series M1 Redeemable Preferred Stock (collectively, our Preferred Stock), through net cash generated from operating results.

Our board of directors reviews the Preferred Stock dividends monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new shares of Preferred Stock, less those shares redeemed.

Our fourth quarter 2019 Common Stock dividend declaration of $0.2625 per share represented an overall increase of 110% from our initial Common Stock dividend per share of $0.125 following our IPO, or an average annual dividend growth rate of approximately 13.0% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the year ended December 31, 2019, our aggregate dividends and distributions totaled approximately $161.4 million and our cash flows from operating activities were approximately $145.6 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

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

We intend to finance our future investments with the net proceeds from additional issuances of our securities, including our Series A1/M1 Offering (as defined and described in note 5 to our Consolidated Financial Statements), Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

On September 27, 2019, our registration statement on Form S-3 (Registration No. 333-233576) (the “Series A1/M1 Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Series A1/M1 Registration Statement allows us to offer up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock or a combination of both. The stated price per share is $1,000, subject to adjustment under certain conditions. The shares are being offered by our affiliate, Preferred Capital Securities, LLC (“PCS”), on a "reasonable best efforts" basis and we intend to invest substantially all the net proceeds of the Series A1/M1 Offering in connection with the acquisition of multifamily communities, grocery-anchored shopping centers, office buildings, real estate loans and mortgages, other real estate-related investments and general working capital purposes.

Pursuant to FINRA Rule 2310(b)(5), which became effective April 11, 2016, and as described in Regulatory Notice 15-02, we have prepared for our stockholders an estimate of the per share value of our Preferred Stock as of December 31, 2019. This estimate is based on dividing (i) the value of our assets less contractual liabilities as of December 31, 2019, by (ii) the number of shares of Preferred Stock outstanding as of that date. We used a direct capitalization appraised value analysis for this purpose. This methodology was prepared with the material assistance and confirmation of a third party valuation expert pursuant to FINRA Rule 2310(b)(5) and NASD Rule 2340(c). We believe this methodology conforms to standard industry practices. Based on the foregoing, we have determined that the estimated value as of December 31, 2019 of our Preferred Stock is $1,000 per share (unaudited).

For any property owned for less than 12 months, we used the market value of that property as reflected in the third party appraisal we had received at the time of acquisition to value the property. For properties owned more than 12 months, the direct capitalization value method was used.  Under the direct capitalization value analysis, we utilized the trailing 12-month net operating income from the property, adjusted for rare or catastrophic events, such as hurricane damages, as needed, to arrive at a normalized net operating income. The Company then determines the current market capitalization rate for each property. The property’s normalized net operating income is divided by the capitalization rate for that property to determine a fair market value for each property. The fair market value of all the properties was then added to the value of our other assets (i.e., the value of our cash on hand and other financial assets as reflected on our audited consolidated financial statements for the year ended December 31, 2019) to determine the aggregate market value of our assets. We then subtracted our contractual liabilities from the aggregate market value of our assets, and divided the difference by the number of shares of our Preferred Stock outstanding as of December 31, 2019 to determine our estimated per share value of our Preferred Stock as of that date.

At December 31, 2019, the Company's active equity offerings consisted of:

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

For the year ended December 31, 2019, no shares of our common stock were issued under our previously expired at-the-market offering of up to $150 million of Common Stock or our 2019 ATM Offering.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2019, our outstanding debt (both secured and unsecured) was approximately 51.2% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2019. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our Manager's assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of December 31, 2019, we had long term mortgage indebtedness of approximately $2.6 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of December 31, 2019, we had approximately $94.4 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had 1,528,626 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2019, a total of 531,494 Warrants had been exercised into 10,629,880 shares of Common stock. The 1,528,626 Warrants outstanding at December 31, 2019 have exercise prices that range between $13.88 and $26.34 per share. If all the Warrants outstanding at December 31, 2019 became exercisable and were exercised, gross proceeds to us would be approximately $592.0 million and we would as a result issue an additional 30,572,520 shares of Common Stock.

Contractual Obligations

As of December 31, 2019, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 1.78% at December 31, 2019, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$826,535	$104,264	$191,625	$160,006	$370,640
Principal	2,609,829	76,341	405,507	519,484	1,608,497
2019 Interim Term Loan:
Interest	129	129	—	—	—
Principal	70,000	70,000	—	—	—
Total	$3,506,493	$250,734	$597,132	$679,490	$1,979,137

In addition, we had unfunded real estate loan balances totaling approximately $61.7 million at December 31, 2019.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2019, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$38,871		5.0%	6.6%
The Tradition	30,000		3.3%	7.0%
The Bloc	28,966		3.3%	6.8%
Total capped floating-rate debt	97,837	3.8%

Ursa	31,400		n/a	n/a
Champions Village	27,400		n/a	n/a
Fairfield Shopping Center	19,750		n/a	n/a
Total uncapped floating-rate debt	78,550	3.0%

Total floating-rate debt	$176,387	6.8%
Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of December 31, 2019; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2019, would increase by approximately $1.5 million or decrease by approximately $1.0 million on an annualized basis.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2019 with reconciliations for the years ended December 31, 2019, 2018 and 2017

Schedule IV- Mortgage Loans on Real Estate as of December 31, 2019

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
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.
Evaluation of disclosure controls and procedures.

Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2019, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information

Leonard A. Silverstein has resigned from his position as President and Chief Operating Officer of the Company pursuant to a consulting agreement with the Company entered into on March 3, 2020, or the Consulting Agreement. Joel Murphy, our current Chief Executive Officer, will assume the additional role of President following Mr. Silverstein's departure. The Consulting Agreement with Mr. Silverstein is for three years and provides annual compensation of $250,000 and a lump sum cash payment in the gross amount of $10,000. Mr. Silverstein’s Consulting Agreement includes a general release in favor of the Company. The Consulting Agreement further provides for access to certain welfare benefits of the Company. The foregoing description of the terms of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement, a copy of which is filed as Exhibit 10.20 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or our 2020 Proxy Statement, to be filed with the SEC with regard to our 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2020 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our 2020 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2020 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2020 Proxy Statement to be filed with the SEC.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

PART IV
Item    15.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Preferred Apartment Communities, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Preferred Apartment Communities, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 3, 2020

We have served as the Company’s auditor since 2010.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

(In thousands, except per-share par values)	December 31, 2019	December 31, 2018
Assets
Real estate
Land	$635,757	$519,300
Building and improvements	3,256,223	2,738,085
Tenant improvements	167,275	128,914
Furniture, fixtures, and equipment	323,381	278,151
Construction in progress	11,893	8,265
Gross real estate	4,394,529	3,672,715
Less: accumulated depreciation	(421,551)	(272,042)
Net real estate	3,972,978	3,400,673
Real estate loan investments, net of deferred fee income and allowance for loan loss	325,790	282,548
Real estate loan investments to related parties, net	23,692	51,663
Total real estate and real estate loan investments, net	4,322,460	3,734,884

Cash and cash equivalents	94,381	38,958
Restricted cash	42,872	48,732
Notes receivable	17,079	14,440
Note receivable and revolving lines of credit due from related parties	24,838	32,867
Accrued interest receivable on real estate loans	25,755	23,340
Acquired intangible assets, net of amortization of $149,896 and $113,199	154,803	135,961
Deferred loan costs on Revolving Line of Credit, net of amortization of $849 and $180	1,286	1,916
Deferred offering costs	2,147	6,468
Tenant lease inducements, net of amortization of $3,567 and $1,833	19,607	20,698
Receivable from sale of mortgage-backed security	—	41,181
Tenant receivables (net of allowance of $0 and $1,662) and other assets	65,332	41,567
Variable Interest Entity ("VIE") assets from mortgage-backed pool, at fair value	—	269,946

Total assets	$4,770,560	$4,410,958

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and
mark-to-market adjustment of $42,807 and $40,127	$2,567,022	$2,299,625
Revolving line of credit	—	57,000
Term note payable, net of deferred loan costs of $511 and $0	69,489	—
Real estate loan investment participation obligation	—	5,181
Unearned purchase option termination fees	2,859	2,050
Deferred revenue	39,722	43,484
Accounts payable and accrued expenses	42,191	38,618
Accrued interest payable	8,152	6,711
Dividends and partnership distributions payable	23,519	19,258
Acquired below market lease intangibles, net of amortization of $23,655 and $15,254	62,611	47,149
Prepaid rent, security deposits, and other liabilities	20,879	17,611
VIE liabilities from mortgage-backed pool, at fair value	—	264,886
Total liabilities	2,836,444	2,801,573

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,161 and 1,674 shares
issued; 2,028 and 1,608 shares outstanding at December 31, 2019 and December 31, 2018, respectively	20	16
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 5 and no shares
issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 and 44 shares issued;
103 and 44 shares outstanding at December 31, 2019 and December 31, 2018, respectively	1	—
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; no shares
issued and outstanding at December 31, 2019 or December 31, 2018	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 46,443 and 41,776 shares issued and
outstanding at December 31, 2019 and December 31, 2018, respectively	464	418
Additional paid-in capital	1,938,057	1,607,712
Accumulated (deficit) earnings	(7,244)	—
Total stockholders' equity	1,931,298	1,608,146
Non-controlling interest	2,818	1,239
Total equity	1,934,116	1,609,385

Total liabilities and equity	$4,770,560	$4,410,958
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

(In thousands, except per-share figures)	Year ended December 31,
	2019	2018	2017
Revenues:
Rental revenues	$395,121	$323,252	$231,895
Other property revenues	11,795	8,213	4,958
Interest income on loans and notes receivable	49,542	50,190	35,948
Interest income from related parties	11,946	15,616	21,204
Miscellaneous revenues	2,023	—	—
Total revenues	470,427	397,271	294,005

Operating expenses:
Property operating and maintenance	52,911	44,065	29,903
Property salary and benefits (including reimbursements of $18,054,
$16,276, and $12,329 to related party)	20,693	17,766	13,272
Property management fees (including $10,307, $8,976 and $6,417 to related parties)	13,981	11,681	8,329
Real estate taxes	50,298	42,035	31,281
General and administrative	8,541	8,224	6,490
Equity compensation to directors and executives	1,223	1,703	3,470
Depreciation and amortization	185,065	171,136	116,777
Asset management and general and administrative expense fees to related party	33,516	27,541	20,226
Loan loss allowance	2,038	2,533	—
Insurance, professional fees and other expenses	13,687	7,166	6,598
Total operating expenses	381,953	333,850	236,346

Waived asset management and general and administrative expense fees	(11,764)	(6,656)	(1,729)

Net operating expenses	370,189	327,194	234,617

Operating income before gains on sales of real estate and trading investments	100,238	70,077	59,388
Gains on sales of real estate and trading investments	1,567	69,705	37,635
Operating income	101,805	139,782	97,023
Interest expense	111,964	95,564	67,468
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	1,831	320	—
Loss on extinguishment of debt	(84)	—	(888)
Gains on sale of real estate loan investment and land condemnation	954	—	—

Net (loss) income	(7,458)	44,538	28,667
Consolidated net loss (income) attributable to non-controlling interests	214	(1,071)	(986)

Net (loss) income attributable to the Company	(7,244)	43,467	27,681

Dividends declared to preferred stockholders	(113,772)	(86,741)	(63,651)
Earnings attributable to unvested restricted stock	(17)	(16)	(15)

Net loss attributable to common stockholders	$(121,033)	$(43,290)	$(35,985)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(2.73)	$(1.08)	$(1.13)

Weighted average number of shares of Common Stock outstanding,
basic and diluted	44,265	40,032	31,926

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2019, 2018 and 2017

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Series A Preferred Shares	5	—	482,144	—	482,149	—	482,149
Issuance of mShares Preferred Shares	1	—	61,757	—	61,758	—	61,758
Issuance of Series A1/M1 Preferred Shares	—	—	4,731	—	4,731	—	4,731
Exercise of warrants	—	9	11,486	—	11,495	—	11,495
Redemptions of Series A Preferred Stock	(1)	36	(12,140)	—	(12,105)	—	(12,105)
Syndication and Offering Costs	—	—	(60,165)	—	(60,165)	—	(60,165)
Equity compensation to executives and directors	—	—	632	—	632	—	632
Conversion of Class A to Common stock	—	1	676	—	677	(677)	—
Current Period Amortization of Class B Units	—	—	—	—	—	591	591
Net Income (Loss)	—	—	—	(7,244)	(7,244)	(214)	(7,458)
Contributions from Minority Holders	—	—	—	—	—	4,538	4,538
Reallocation of minority interest in PAC OP	—	—	1,751	—	1,751	(1,751)	—
Distributions to Minority Holders	—	—	—	—	—	(908)	(908)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(108,950)	—	(108,950)	—	(108,950)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(4,807)	—	(4,807)	—	(4,807)
Dividends to Series A1/M1 preferred stockholders	—	—	(15)	—	(15)	—	(15)
Dividends to common stockholders ($1.0475 per share)	—	—	(46,755)	—	(46,755)	—	(46,755)
Balance at December 31, 2019	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2019, 2018 and 2017

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

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2019, 2018 and 2017

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2017	$9	$265	$906,738	$(23,232)	$883,780	$1,481	$885,261
Issuance of Units	3	—	339,313	—	339,316	—	339,316
Redemptions of Series A Preferred Stock	—	7	(4,507)	—	(4,500)	—	(4,500)
Issuance of Common Stock	—	50	76,755	—	76,805	—	76,805
Exercises of Warrants	—	62	84,390	—	84,452	—	84,452
Syndication and offering costs	—	—	(37,507)	—	(37,507)	—	(37,507)
Equity compensation to executives and directors	—	—	467	—	467	—	467
Conversion of Class A Units to Common Stock	—	2	1,751	—	1,753	(1,753)	—
Current period amortization of Class B Units	—	—	—	—	—	3,003	3,003
Net income	—	—	—	27,681	27,681	986	28,667
Minority interest in joint venture	—	—	—	—	—	540	540
Reallocation adjustment to non-controlling interests	—	—	(1,465)	—	(1,465)	1,465	—
Distributions to non-controlling interests	—	—	—	—	—	(843)	(843)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(63,176)	—	(63,176)	—	(63,176)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(475)	—	(475)	—	(475)
Dividends to common stockholders ($0.94 per share)	—	—	(31,244)	—	(31,244)	—	(31,244)
Balance at December 31, 2017	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

(In thousands)	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net (loss) income	$(7,458)	$44,538	28,667
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	185,065	171,136	116,777
Amortization of above and below market leases	(5,765)	(5,905)	(3,335)
Deferred revenues and fee income amortization	(5,346)	(4,323)	(2,347)
Purchase option termination fee amortization	(9,111)	(8,660)	—
Noncash interest income amortization on MBS, net of amortized costs	(928)	(320)	—
Amortization of market discount on assumed debt and lease incentives	1,997	1,644	631
Deferred loan cost amortization	6,450	7,108	5,084
(Increase) decrease in accrued interest income on real estate loan investments	(5,766)	3,524	(4,970)
Equity compensation to executives and directors	1,223	1,703	3,470
Gains on sales of real estate and trading investment	(1,567)	(69,705)	(37,635)
Gain on land condemnation, net of expenses	(207)	—	—
Cash received for purchase option terminations	3,591	7,740	—
Loss on extinguishment of debt	84	—	888
Gain on sale of real estate loan investments, net	(747)	—	—
Non-cash payment of interest on related party line of credit	(637)	—	—
Mortgage interest received from consolidated VIEs	18,750	6,049	—
Mortgage interest paid to other participants of consolidated VIEs	(18,750)	(6,049)	—
Loan loss allowance	2,038	2,533	—
Other	—	—	189
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(20,565)	(7,631)	(12,105)
(Increase) in tenant lease incentives	(644)	(7,607)	(14,260)
Increase in accounts payable and accrued expenses	1,518	2,876	2,382
Increase in accrued interest, prepaid rents and other liabilities	2,406	6,730	2,853
Net cash provided by operating activities	145,631	145,381	86,289

Investing activities:
Investments in real estate loans	(98,418)	(200,806)	(148,346)
Repayments of real estate loans	54,384	250,448	94,410
Notes receivable issued	(5,692)	(9,946)	(7,864)
Notes receivable repaid	3,089	12,759	6,100
Note receivable issued to and draws on line of credit by related parties	(40,458)	(51,789)	(35,281)
Repayments of notes receivable and lines of credit by related parties	35,239	41,117	34,229
Proceeds from sale of real estate loan investment, net	747	—	—
Origination fees received on real estate loan investments	1,565	4,331	2,634
Origination fees paid to Manager on real estate loan investments	(783)	(2,166)	(1,320)
Mortgage principal received from consolidated VIEs	6,570	1,255	—
Purchases of mortgage-backed securities	(30,841)	(45,927)	—
Proceeds from sales of mortgage-backed securities	79,558	—	—
Acquisition of properties	(619,089)	(1,007,048)	(779,643)
Disposition of properties, net	—	164,838	116,813
Receipt of insurance proceeds for capital improvements	746	978	4,719
Proceeds from land condemnation	643	—	—
Equity investment in property development	(100)	—	—
Additions to real estate assets - improvements	(48,071)	(44,383)	(11,594)
Deposits (paid) refunded on acquisitions	(146)	4,534	(2,034)
Net cash used in investing activities	(661,057)	(881,805)	(727,177)

Financing activities:
Proceeds from mortgage notes payable	405,430	602,375	517,489
Repayments of mortgage notes payable	(176,903)	(121,797)	(124,040)
Payments for deposits and other mortgage loan costs	(8,705)	(12,299)	(14,772)
Payments for mortgage prepayment costs	—	—	(817)
Proceeds from real estate loan participants	—	5	224
Payments to real estate loan participants	(5,223)	(10,425)	(7,883)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

(In thousands)	Years Ended December 31,
	2019	2018	2017
Proceeds from lines of credit	265,200	550,300	275,000
Payments on lines of credit	(322,200)	(535,100)	(360,700)
Proceeds from (repayment of) the Term Loans	70,000	(11,000)	—
Mortgage principal paid to other participants of consolidated VIEs	(6,570)	(1,255)	—
Proceeds from repurchase agreements	4,857	—	—
Repayments of repurchase agreements	(4,857)	—	—
Proceeds from the sales of preferred stock and Units, net of offering costs	501,076	408,644	306,947
Proceeds from sales of Common Stock	—	—	74,213
Proceeds from exercises of Warrants	11,659	20,052	80,970
Payments for redemptions of preferred stock	(12,124)	(9,367)	(4,480)
Common Stock dividends paid	(45,439)	(39,865)	(27,409)
Preferred stock dividends paid	(110,827)	(84,427)	(61,966)
Distributions to non-controlling interests	(911)	(1,034)	(817)
Payments for deferred offering costs	(4,013)	(3,705)	(6,314)
Contributions from non-controlling interests	4,539	—	540

Net cash provided by financing activities	564,989	751,102	646,185

Net increase in cash, cash equivalents and restricted cash	49,563	14,678	5,297
Cash, cash equivalents and restricted cash, beginning of year	87,690	73,012	67,715
Cash, cash equivalents and restricted cash, end of period	$137,253	$87,690	$73,012

Supplemental cash flow information:
Cash paid for interest	$103,298	$86,222	$59,851

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$4,816	$2,317	$2,305
Writeoff of fully depreciated or amortized assets and liabilities	$261	$480	$836
Writeoff of fully amortized deferred loan costs	$1,919	$4,829	$411
Writeoff of assets due to hurricane damage	$—	$—	$6,879
Lessee-funded tenant improvements, capitalized as landlord assets	$—	$18,202	$28,803
Consolidation of assets of VIEs	$270,669	$264,886	$—
Consolidation of liabilities of VIEs	$270,670	$—	$—
Deconsolidation of assets of VIEs	$578,707	$—	$—
Deconsolidation of liabilities of VIEs	$578,707	$—	$—
Dividends payable - Common Stock	$12,156	$10,840	$9,576
Dividends payable - Series A Preferred Stock	$10,020	$7,920	$5,971
Dividends payable - mShares Preferred Stock	$560	$269	$70
Dividends payable - A1/M1 Preferred Stock	$15	$—	$—
Dividends declared but not yet due and payable	$768	$229	$63
Partnership distributions payable to non-controlling interests	$225	$228	$221
Accrued and payable deferred offering costs	$3,836	$461	$323
Offering cost reimbursement to related party	$512	$1,890	$1,512
Reclass of offering costs from deferred asset to equity	$12,551	$4,044	$2,515
Loan receivables converted to equity for property acquisition	$47,797	$—	$—
Fair value issuances of equity compensation	$719	$4,972	$4,088
Mortgage loans assumed on acquisitions	$41,550	$47,125	$90,722
Noncash repayment of mortgages through refinancings	$65,607	$152,770	$162,945
Proceeds of like-kind exchange funds for dispositions	$—	$—	$31,288
Use of like-kind exchange funds for acquisitions	$—	$—	$31,288
Sales of Agency MBS investments, settled after year-end	$—	$41,181	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2019

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS) is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers, Class A office buildings, and student housing properties. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans for multifamily properties. As of December 31, 2019, the Company owned or was invested in 123 properties in 15 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Manager, a Delaware limited liability company and related party until January 31, 2020 (see Note 6). See Note 17 for a discussion of the Company's Internalization transaction, which closed on January 31, 2020.

As of December 31, 2019, the Company had 46,443,411 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.2% owner of the Preferred Apartment Communities Operating Partnership, L.P., the Company's operating partnership, at that date. The number of partnership units not owned by the Company totaled 856,409 at December 31, 2019 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducted substantially all of its business through the Operating Partnership until January 31, 2020. Beginning February 1, 2020, the Company will conduct substantially all of its business through PAC Carveout, LLC, a wholly owned subsidiary of the Operating Partnership. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are indirect wholly-owned subsidiaries of the Operating Partnership.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

Variable Interest Entities

A variable interest entity, or “VIE” is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through the (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company assesses whether it meets the power and benefits criteria and in performing this analysis, the Company considers both qualitative and quantitative factors, including the Company’s ability to control or significantly influence key decisions of the VIE and the obligation or likelihood for the Company to fund operating losses of the VIE. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE. If the Company determines that it meets both the power and benefits criteria of the VIE, the Company is deemed to be the primary beneficiary of the VIE and the Company consolidates the entire VIE entity in its consolidated financial statements. For those VIEs which arise from the Company's investment in mortgage-backed securities and which the Company consolidates, it elects the fair value option, under which the assets and liabilities of the consolidated VIE are carried at fair value. The periodic changes in fair value are included in the earnings of the Company and are reported on the line entitled Change in fair value of net assets of consolidated pool on the Company's Consolidated Statements of Operations. See Note 4 for discussion related to the Company’s investments in subordinate tranches of collateralized mortgage-backed pools and Note 15 for fair value disclosures related to a consolidated VIE related to these investments.

Real Estate Loan Investments

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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
Beginning January 1, 2020, the Company adopted ASU 2016-13, that replaced the incurred loss model with an expected loss model for instruments measured at amortized cost, and requires entities to record credit allowances for total expected future losses on financial assets.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

Deferred Loan Costs

Deferred loan costs are amortized using the effective interest rate method, over the terms of the related indebtedness.

Non-controlling Interest

Non-controlling interest represents the equity interest of the Operating Partnership that is not owned by the Company, as well as the equity interests held by our joint venture partners. Non-controlling interest is adjusted for contributions, distributions and earnings or loss attributable to the non-controlling interest in the consolidated entity in accordance with the Agreement of Limited Partnership of the Operating Partnership, as amended, or in accordance with the respective joint venture agreement.

Redeemable Preferred Stock

Shares of the Series A Redeemable Preferred Stock, stated value $1,000 per share, or Series A Preferred Stock, Series A1 Redeemable Preferred Stock, stated value $1,000 per share, or Series A1 Preferred Stock, Series M Redeemable Preferred Stock, stated value $1,000 per share, or mShares, and Series M1 Redeemable Preferred Stock, stated value $1,000 per share, or Series M1 Preferred Stock (collectively, Preferred Stock), are redeemable at the option of the holder, subject to a declining redemption fee schedule. Redemptions are therefore outside the control of the Company. However, the Company retains the right to fund any redemptions of any of its shares of Preferred Stock in either Common Stock or cash at its option. Therefore, the Company records all its Preferred Stock as components of permanent stockholders’ equity.

Deferred Offering Costs

Deferred offering costs represent direct costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. The Company's offerings of Preferred Stock generally close on a bimonthly basis in variable amounts. Deferred offering costs related to the Preferred Stock Offerings are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total Units or value of shares issued to the maximum number of Units or the value of shares, as applicable, that are expected to be issued.

Revenue Recognition

Multifamily communities and student housing properties

Rental revenue is recognized when earned from residents of the Company's multifamily communities, which is over the terms of the rental agreements, typically of nine to fifteen months’ duration. The Company evaluates the collectability of amounts due from residents and recognizes revenue from residents when collectability is deemed probable, in accordance with ASC 842-30-25-12. The Company disclosed bad debt expense within the Property Operating and Maintenance expense line item in prior periods, but recorded the reduction in revenue against Rental Revenues and Other Property Revenues, as applicable, for the current period.

The Company evaluated the various ancillary revenues within its multifamily leases, including resident utility reimbursements. Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient under Lease Accounting, ASC 842, paragraph 10-15-42A, to elect reporting the lease component and non-lease components as one single component under Rental Revenues recognized in accordance with ASC 842. Lease components such as pet rental fees and parking rental fees as well as non-lease components such as utility reimbursements were previously presented in the Company’s Other Property Revenues line item. For presentation purposes, the Company has reclassified its revenue from these revenue sources into Rental Revenues for all periods presented, for comparability. Revenue from utility reimbursements are considered variable lease payments and are recognized in the period in which the related expenses are incurred.

Grocery-anchored shopping centers and office properties
Our retail leases have original lease terms which generally range from three to seven years for spaces under 5,000 square feet and from ten to twenty years for spaces over 10,000 square feet. Anchor leases generally contain renewal options for one or more additional periods whereas in-line tenant leases may or may not have renewal options. With the exception of anchor leases,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

the leases generally contain contractual increases in base rent rates over the lease term and the base rent rates for renewal periods are generally based upon the rental rate for the primary term, which may be adjusted for inflation or market conditions. Anchor leases generally do not contain contractual increases in base rent rates over the lease term and the renewal periods. Our leases generally provide for the payment of fixed monthly rentals and may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level (“percentage rent”). Our leases also generally include tenant reimbursements for common area expenses, insurance, and real estate taxes. Utilities are generally paid by tenants either directly through separate meters or through payment of tenant reimbursements. The foregoing general description of the characteristics of the leases in our centers is not intended to describe all leases and material variations in lease terms may exist.
Our office building leases have original lease terms which generally range from five to fifteen years and generally contain contractual, annual base rental rate escalations ranging from 2% to 3%. These leases may be structured as gross where the tenant’s base rental rate is all inclusive and there is no additional obligation to reimburse building operating expenses, net or NNN where in addition to base rent the tenant is also responsible for its pro rata share of reimbursable building operating expenses, or modified gross where in addition to base rent the tenant is also responsible for its pro rata share of reimbursable building operating expense increases over a base year amount (typically calculated as the actual reimbursable operating expenses in year one of the original lease term).

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

Non-lease components which do not qualify under the practical expedient primarily include lease termination income and other ancillary revenue (e.g. application fees, license fees, late fees and tenant billbacks). These items are recorded under Other property revenues. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company evaluated the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. The Company evaluates the collectability of these amounts and recognizes revenue related to tenants where collectability is deemed probable, in accordance with ASC 842-30-25-12. The Company previously recorded bad debt expense within the Property operating and maintenance expense line item, and upon adoption of ASC 842 on January 1, 2019, began recording amounts not deemed probable of collection as a reduction of rental revenues and other property revenues, as applicable.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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

Lessee accounting

The Company has evaluated its leases for which it is the lessee to determine the value of any right of use assets and related lease liabilities. The Company has three ground leases related to our office and grocery-anchored shopping center assets, one of which had been recorded at fair value on the Company's balance sheet at acquisition due to a purchase option the Company deemed probable of exercising. These ground leases generally have extended terms (e.g. over twenty years with multiple renewal options) and generally have base rent with CPI-based increases. The Company evaluated its renewal option periods in quantifying its asset and liability related to these ground leases. In determining the value of its right of use asset and lease liability, the Company used discount rates comparable to recent loan rates obtained on comparative properties within its portfolio. The Company’s right of use asset and related lease liability in accordance with ASC 842-20-30 related to these ground leases are recorded within the Tenant Receivables and Other Assets and the Security Deposits and Other Liabilities line items of the balance sheet, respectively. The Company is also the lessee of furniture and equipment leases such as office equipment, which generally are three to five years with minimal rent increases. The Company determined that the related right of use asset and lease liability for its furniture and equipment leases were immaterial.

Acquisition Costs

The Company accounts for acquisition costs in accordance with guidance provided in Accounting Standards Update 2017-01. Under this guidance, most property acquisitions made by the Company will fall within the category of acquired assets rather than acquired businesses. This distinction causes the Company to capitalize its costs for acquisitions (including, effective July 1, 2017, a 1% acquisition fee), allocate them to the fair value of acquired assets and liabilities and amortize these costs over the remaining useful lives of those assets and liabilities. Should the Company complete any acquisitions in the future which qualify as acquisitions of businesses, associated acquisition costs would be expensed as incurred.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
Recently Issued Accounting Guidance Not Yet Adopted
ASU 2016-13, Financial Instruments - Credit Losses (ASC 326)
ASU 2016-03 changes how entities will measure credit losses for most financial assets, including loans, which are not measured at fair value through net income. The guidance replaces the existing incurred loss model with an expected loss model for instruments measured at amortized cost, and requires entities to record credit allowances for financial assets rather than reduce the carrying amount, as they do today under the other-than temporary impairment model.
January 1, 2020
Implementation of the new guidance on accounting for financial assets will be limited to our real estate loans and notes and revolving lines of credit. We have developed a model that derives a reserve ratio based upon the amount of financial protection afforded each instrument. For each loan in which we are the lender, the amount of protection afforded to us is estimated to be the excess of the future estimated fair market value of the developed property over the commitment amount of each loan (including other loans senior to the Company’s), inclusive of accrued interest and other related receivables. The excess represents the amount of equity dollars in each real estate project, which are in a subordinate position to our real estate loan investments.  We expect to implement this new guidance using the modified retrospective basis by recording a cumulative effect adjustment to retained earnings on January 1, 2020. The amount of this adjustment is undergoing final refinement of assumptions and is expected to be approximately $6.5 million to $7.5 million, or approximately 1.5% of the Company’s ultimate exposure (the committed amount for all outstanding real estate loans plus related receivables).

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	December 31, 2019		December 31, 2018
Multifamily communities:
Properties (1)	34	(1, 2)	32
Units	10,245		9,768
New Market Properties:
Properties	52	(2)	45
Gross leasable area (square feet) (3)	6,041,629		4,730,695
Student housing properties:
Properties	8	(2, 4)	7
Units	2,011		1,679
Beds	6,095		5,208
Preferred Office Properties:
Properties	10	(2)	7
Rentable square feet	3,204,000		2,578,000

(1) The acquired second phases of CityPark View and Crosstown Walk communities are managed in combination with the initial phases and so together are considered a single property, as is the Regent at Lenox Village within the Lenox Portfolio.

(2) One multifamily community, two student housing properties, two grocery-anchored shopping centers and two office buildings are owned through consolidated joint ventures.
(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and is not included in the totals above for New Market Properties.

(4) Six of our student housing properties were under contract for sale at December 31, 2019.

Multifamily communities sold

The Company had no sales of multifamily community assets during the year ended December 31, 2019.

On December 11, 2018, the Company closed on the sale of its 192-unit multifamily community in Austin, Texas, or McNeil Ranch, to an unrelated third party for a purchase price of $30.0 million, exclusive of closing costs and resulting in a gain of $13.9 million. McNeil Ranch contributed approximately $0.2 million of net income to the consolidated operating results of the Company for the year ended December 31, 2018.

On October 23, 2018, the Company closed on the sale of its 364-unit multifamily community in Nashville, Tennessee, or Stoneridge Farms at the Hunt Club, to an unrelated third party for a purchase price of $55.0 million, exclusive of closing costs and resulting in a gain of $16.8 million. Stoneridge Farms at the Hunt Club contributed approximately $0.6 million of net income to the consolidated operating results of the Company for the year ended December 31, 2018.

On September 28, 2018, the Company closed on the sale of its 216-unit multifamily community in Philadelphia, Pennsylvania, or Stone Rise, to an unrelated third party for a purchase price of approximately $42.5 million, exclusive of closing costs and resulting in a gain of $18.6 million. Stone Rise contributed approximately $0.5 million of net income to the consolidated operating results of the Company for the year ended December 31, 2018.

On March 20, 2018, the Company closed on the sale of its 328-unit multifamily community in Raleigh, North Carolina, or Lake Cameron, to an unrelated third party for a purchase price of approximately $43.5 million, exclusive of closing costs, and debt defeasance-related costs and resulted in a gain of $20.4 million. Lake Cameron contributed approximately $0.2 million of net income to the consolidated operating results of the Company for the year ended December 31, 2018.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

Each of the gains recorded for these sales transactions were net of disposition expenses and debt defeasance-related costs and prepayment premiums, as described in Note 10.

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

	McNeil Ranch	Stoneridge Farms	Stone Rise	Lake Cameron
(In thousands)	December 11, 2018	October 23, 2018	September 28, 2018	March 20, 2018
Real estate assets:
Land	$2,100	$3,026	$6,950	$4,000
Building and improvements	16,300	35,740	18,860	21,519
Furniture, fixtures and equipment	2,096	4,305	3,292	3,687
Accumulated depreciation	(5,252)	(6,601)	(6,722)	(7,220)

Total assets, net	$15,244	$36,470	$22,380	$21,986

Liabilities:
Mortgage note payable	$13,418	$25,626	$23,520	$19,736

Multifamily communities acquired

During the years ended December 31, 2019 and 2018, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

8/8/2019	Artisan at Viera	Melbourne, Florida	259
9/18/2019	Five Oaks at Westchase	Tampa, Florida	218

			477

1/9/2018	The Lux at Sorrel	Jacksonville, Florida	265
2/28/2018	Green Park	Atlanta, Georgia	310
9/27/2018	The Lodge at Hidden River	Tampa, Florida	300
11/9/2018	Vestavia Reserve	Birmingham, Alabama	272
11/15/2018	CityPark View South	Charlotte, North Carolina	200

			1,347

The aggregate purchase prices of the multifamily acquisitions were approximately $117.0 million and $258.6 million for the years ended December 31, 2019 and 2018 respectively, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Multifamily Communities acquired during the years ended December 31,
(In thousands, except amortization period data)	2019	2018

Land	$9,264	$28,365
Buildings and improvements	87,098	181,931
Furniture, fixtures and equipment	19,806	44,474
Lease intangibles	2,647	8,257
Prepaids & other assets	75	569
Accrued taxes	(477)	(684)
Security deposits, prepaid rents, and other liabilities	(118)	(494)

Net assets acquired	$118,295	$262,418

Cash paid	$78,295	$87,592
Mortgage debt, net	40,000	174,826

Total consideration	$118,295	$262,418

Year ended December 31, 2019:
Revenue	$2,967	$23,734
Net income (loss)	$(2,074)	$(10,489)

Year ended December 31, 2018:
Revenue	$—	$11,533
Net income (loss)	$—	$(8,704)

Capitalized acquisition costs incurred by the Company	$1,771	$4,412
Acquisition costs paid to related party (included above)	$1,216	$2,615
Remaining amortization period of intangible
assets and liabilities (months)	7.1	0

Student housing properties acquired

During the years ended December 31, 2019 and 2018, the Company completed the acquisitions of the following student housing properties:

Acquisition date	Property	Location	Units	Beds

3/27/2019	Haven49 (1)	Charlotte, NC	332	887

5/10/2018	The Tradition	College Station, TX	427	808
5/31/2018	The Retreat at Orlando	Orlando, FL	221	894
6/27/2018	The Bloc	Lubbock, TX	140	556

			788	2,258

(1) The Company effectuated the acquisition via a negotiated agreement whereby the Company accepted the membership interest in the Haven49 project entity in satisfaction of the project indebtedness owed to the Company. See Note 4.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The aggregate purchase price of the student housing property acquisitions for the years ended December 31, 2019 and 2018 was approximately $92.4 million and $197.0 million respectively, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Student housing properties acquired during the years ended December 31,
(In thousands, except amortization period data)	2019	2018

Land	$7,289	$23,149
Buildings and improvements	68,163	146,856
Furniture, fixtures and equipment	16,966	27,211
Lease intangibles	983	2,494
Below market leases	—	(54)
Prepaids & other assets	—	309
Accrued taxes	(158)	(942)
Security deposits, prepaid rents, and other liabilities	(2,579)	(720)

Net assets acquired	$90,664	$198,303

Cash paid	$2,717	$92,212
Satisfaction of loan receivables	46,397	—
Mortgage debt, net	41,550	106,091

Total consideration	$90,664	$198,303

Year ended December 31, 2019:
Revenue	$5,532	$17,599
Net income (loss)	$(2,946)	$(7,010)

Year ended December 31, 2018:
Revenue	$—	$9,882
Net income (loss)	$—	$(7,797)

Capitalized acquisition costs incurred by the Company	$1,016	$2,555
Acquisition costs to related party	$936	$1,970

Remaining amortization period of intangible
assets and liabilities (months)	0	0

On May 24, 2019, the Company entered into a purchase and sale agreement to sell six of its student housing properties to a third party. On June 28, 2019, this agreement was terminated and the Company recorded revenue from a forfeited earnest money deposit of $1.0 million. A new purchase and sale agreement was entered into for the same six student housing properties plus a real estate loan supporting yet another student housing property on July 29, 2019. On December 9, 2019, the agreement was amended to extend the closing date to March 20, 2020 and resulted in another $1.0 million deposit forfeiture by a prospective purchaser to the Company.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

New Market Properties assets acquired

During the years ended December 31, 2019 and 2018, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/17/2019	Gayton Crossing	Richmond, Virginia	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, Florida	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, Florida	130,285
8/16/2019	Fairfield Shopping Center (1)	Virginia Beach, Virginia	231,829
11/14/2019	Berry Town Center	Orlando, Florida	99,441
12/19/2019	Hanover Shopping Center (1)	Wilmington, North Carolina	305,346

			1,318,519

4/27/2018	Greensboro Village	Nashville, Tennessee	70,203
4/27/2018	Governors Towne Square	Atlanta, Georgia	68,658
6/26/2018	Neapolitan Way	Naples, Florida	137,580
6/29/2018	Conway Plaza	Orlando, Florida	117,705
7/6/2018	Brawley Commons	Charlotte, North Carolina	122,028
12/21/2018	Hollymead Town Center	Charlottesville, Virginia	158,807

			674,981

(1) Property is owned through a consolidated joint venture.

The aggregate purchase price of the New Market Properties acquisitions for the years ended December 31, 2019 and 2018 was approximately $248.4 million and $158.6 million respectively, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisitions during the years ended December 31,
(In thousands, except amortization period data)	2019	2018

Land	$77,612	$40,793
Buildings and improvements	152,804	99,967
Tenant improvements	11,319	5,862
In-place leases	21,084	11,394
Above market leases	3,098	3,279
Leasing costs	7,216	3,855
Below market leases	(21,028)	(4,934)
Other assets	124	247
Security deposits, prepaid rents, and other	(869)	(1,024)

Net assets acquired	$251,360	$159,439

Cash paid	$91,422	$83,906
Mortgage debt	159,938	75,533

Total consideration	$251,360	$159,439

Year ended December 31, 2019:
Revenue	$11,401	$14,650
Net income (loss)	$(1,686)	$(1,333)

Year ended December 31, 2018:
Revenue	$—	$5,670
Net income (loss)	$—	$(1,057)

Capitalized acquisition costs incurred by the Company	$5,192	$2,320
Capitalized acquisition costs paid to related party (included above)	$2,367	$1,631
Remaining amortization period of intangible
assets and liabilities (years)	7.9	6.3

Preferred Office Properties assets acquired

During the years ended December 31, 2019 and 2018, the Company completed the acquisition of the following office buildings:

Acquisition date	Property	Location	Gross leasable area (square feet)

7/25/2019	CAPTRUST Tower	Raleigh, North Carolina	300,000
7/31/2019	251 Armour Drive	Atlanta, Georgia	35,000
12/20/2019	Morrocroft Center	Charlotte, North Carolina	291,000

			626,000

1/29/2018	Armour Yards	Atlanta, Georgia	187,000
7/31/2018	150 Fayetteville	Raleigh, North Carolina	560,000
12/20/2018	Capitol Towers	Charlotte, North Carolina	479,000

			1,226,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The aggregate purchase price of the Preferred Office Properties acquisitions for the years ended December 31, 2019 and 2018 was approximately $250.6 million and $448.3 million respectively, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Preferred Office Properties' acquisitions during the years ended December 31,
(In thousands, except amortization period data)	2019	2018

Land	$22,654	$36,274
Buildings and improvements	193,243	336,944
Tenant improvements	13,205	32,085
In-place leases	12,766	25,275
Above-market leases	1,760	4,900
Leasing costs	6,021	19,817
Below-market leases	(2,892)	(10,626)
Prepaid and other assets	56	1,588
Accrued taxes	(98)	(17)
Security deposits, prepaid rents, and other liabilities	(413)	(12,241)

Net assets acquired	$246,302	$433,999

Cash paid	$93,652	$152,949
Mortgage debt, net	82,650	281,050
Term Note	70,000	—

Total consideration	$246,302	$433,999

Year ended December 31, 2019:
Revenue	$5,530	$41,391
Net income (loss)	$(718)	$(1,205)

Year ended December 31, 2018:
Revenue	$—	$12,327
Net income (loss)	$—	$(2,337)

Capitalized acquisition costs incurred by the Company	$3,079	$6,013
Acquisition costs paid to related party (included above)	$2,570	$4,483
Remaining amortization period of intangible
assets and liabilities (years)	6.8	8.8

The Company recorded aggregate amortization and depreciation expense of:

	Years ended December 31,
(In thousands)	2019	2018	2017
Depreciation:
Buildings and improvements	$99,137	$78,691	$55,803
Furniture, fixtures, and equipment	50,747	47,158	30,215
	149,884	125,849	86,018
Amortization:
Acquired intangible assets	34,057	44,617	30,492
Deferred leasing costs	933	519	201
Website development costs	191	151	66
Total depreciation and amortization	$185,065	$171,136	$116,777

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

At December 31, 2019, the Company had recorded acquired gross intangible assets of $304.7 million, accumulated amortization of $149.9 million, gross intangible liabilities of $86.3 million and accumulated amortization of $23.7 million. Net intangible assets and liabilities as of December 31, 2019 will be amortized over the weighted average remaining amortization periods of approximately 7.3 and 9.2 years, respectively.

At December 31, 2019, the Company had restricted cash of approximately $18.7 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

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
Effective May 7, 2018, the Company terminated its purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven46 and Haven Charlotte student housing properties, all of which are partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $12.3 million from the developers.  For the year ended December 31, 2018, the Company recorded approximately $8.7 million of interest revenue related to these purchase option terminations.
Effective January 1, 2019, the Company terminated its purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $8.4 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. For the year ended December 31, 2019, the Company recorded approximately $5.5 million of interest revenue related to these purchase option terminations in addition to approximately $3.6 million of interest revenue for the 464 Bishop and Haven49 purchase options that terminated in the second quarter 2018.

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

	December 31, 2019	December 31, 2018
Number of loans	27	29
Number of underlying properties in development	19	19
(In thousands)
Drawn amount	$352,582	$336,329
Deferred loan origination fees	(1,476)	(2,118)
Allowance for loan losses	(1,624)	—
Carrying value	$349,482	$334,211

Unfunded loan commitments	$61,718	$164,913
Weighted average current interest, per annum (paid monthly)	8.48%	8.47%
Weighted average accrued interest, per annum	3.85%	5.24%

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

(In thousands)	Principal balance	Deferred loan origination fees	Loan loss allowance	Carrying value
Balances as of December 31, 2018	$336,329	$(2,118)	$—	$334,211
Loan fundings	98,418	—	—	98,418
Loan repayments	(54,384)	—	—	(54,384)
Loans settled with acquisitions	(27,781)	—	—	(27,781)
Increase in loan loss allowance	—	—	(1,624)	(1,624)
Loan origination fees collected	—	(783)	—	(783)
Amortization of loan origination fees	—	1,425	—	1,425
Balances as of December 31, 2019	$352,582	$(1,476)	$(1,624)	$349,482

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(In thousands)
Multifamily communities	23	$315,286	$362,519	90%
Student housing properties	2	16,898	19,730	5%
New Market Properties	1	12,857	12,857	4%
Preferred Office Properties	1	4,441	19,193	1%
Balances as of December 31, 2019	27	$349,482	$414,299

Effective June 30, 2019, the Company amended and sold its senior construction loan on the 8West office development to a third party and collected a gross fee of $1.55 million from the buyer.

The Company's Palisades real estate loan investment was subject to a loan participation agreement with an unaffiliated third party, under which the syndicate was to fund approximately 25% of the loan commitment amount and collectively receive approximately 25% of interest payments, returns of principal and purchase option discount (if applicable). On March 13, 2019, the Company repurchased the loan participant's 25% balance in the loan from the loan participant and at December 31, 2019, carried the entire loan balance on its consolidated balance sheet without reflection of any liability to any third party.

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

The Company's Starkville loan has been in default since August 20, 2019 under the terms of the underlying mezzanine loan agreement. The Company recorded a loan loss reserve related to this loan totaling $1.4 million, reducing its net investment in the Starkville loan from $7.3 million, including accrued interest of $1.2 million, to a carrying amount of $5.9 million as of December 31, 2019. This loan is included in the pending purchase and sale agreement to acquire six student properties scheduled to close on March 20, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

At December 31, 2019, the Company's portfolio of real estate loan investments by credit quality indicator was:

(In thousands)
Rating indicator	Principal balance	Accrued interest	Receivables for purchase option terminations	Allowance for loan losses	Total
A	$346,466	$24,547	$6,100	$—	$377,113
B	—	—	—	—	—
C	—	—	—	—	—
D	6,116	1,208	—	(1,400)	5,924

	$352,582	$25,755	$6,100	$(1,400)	$383,037

At December 31, 2019, the Company's portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				December 31, 2019	December 31, 2018
(In thousands)
Preferred Capital Marketing Services, LLC (1,9)	1/24/2013	12/31/2020	$1,500	$650	$763	10%
Preferred Apartment Advisors, LLC (1,2,3)	8/21/2012	12/31/2020	24,000	15,178	9,778	7.5%	(3)
Haven Campus Communities, LLC (1,4)	6/11/2014	12/31/2018	11,660	9,011	11,620	8%
Oxford Capital Partners, LLC (5)	10/5/2015	6/30/2020	8,000	5,438	4,022	10%	(8)
Newport Development Partners, LLC (10)	6/17/2014	6/30/2020	—	—	—	12%
Mulberry Development Group, LLC (6)	3/31/2016	6/30/2020	750	525	465	12%
360 Capital Company, LLC (6,11)	5/24/2016	12/31/2020	3,400	3,394	3,100	12%
360 Capital Company, LLC (1,7)	7/24/2018	12/31/2020	8,000	7,754	6,923	8.5%
Haven Campus Communities Charlotte Member, LLC (1)	8/31/2018	N/A	—	—	10,788	15%
Unamortized loan fees				(33)	(152)

			$57,310	$41,917	$47,307

(1) See related party disclosure in Note 6.
(2) The amounts payable under this revolving credit line were collateralized by an assignment of the Manager's rights to fees due under the Sixth Amended and Restated Management Agreement between the Company and the Manager, or the Management Agreement.

(3) Effective January 1, 2019, the interest rate was increased from 6.0% per annum to 7.5% per annum and the maturity date was extended to December 31, 2019. Effective December 31, 2019, the maturity date was extended to December 31, 2020 and its total loan commitment increased to $24,000,000.

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

(8) Effective July 1, 2019, the interest rate was decreased from 12% per annum to 10% per annum.
(9) The line of credit extended to PCMS was settled through the Internalization transaction on January 31, 2020.
(10) The line of credit extended to Newport with a total commitment of $2,000,000 was paid off during the fourth quarter of 2019.
(11) The line of credit extended to 360 Residential (LOC III) amended their maturity date from 12/31/2019 to 12/31/2020.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through December 31, 2019 was approximately $1.1 million. Under the terms of the loan,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

Based on the negotiated agreement between the Company and the borrowers, on March 27, 2019, the Company received the membership interests of the Haven49 student housing project in exchange for the complete settlement of the related Haven49 loans, which include the Haven Campus Communities Charlotte Member, LLC line of credit, the Haven49 mezzanine loan and the Haven49 member loan. Additionally, under the same agreement, the Company received payouts and credits totaling approximately $3.75 million towards the Haven Campus Communities, LLC line of credit. These amounts were applied in accordance with the terms of the line of credit. The Company retains a pledge of a 49.49% interest in an unrelated shopping center located in Atlanta, Georgia as collateral on the Haven Campus Communities, LLC line of credit, as well as personal guaranties of repayment from the principals of the borrower.

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

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Years ended December 31,
(In thousands)	2019	2018	2017
Real estate loans:
Current interest	$30,985	$31,368	$32,570
Additional accrued interest	13,663	19,003	18,670
Loan origination fee amortization	1,426	1,570	1,376
Purchase option termination fee amortization	9,111	9,820	—
Default interest	91	64

Total real estate loan revenue	55,276	61,825	52,616
Notes and lines of credit	5,430	3,784	4,286
Bank and money market accounts	687	147	—
Agency mortgage-backed securities	95	50	—

Interest income on loans and notes receivable	$61,488	$65,806	$56,902

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2019 of approximately $352.6 million. The maximum aggregate amount of loans to be funded as of December 31, 2019 was approximately $414.3 million, which includes approximately $61.7 million of loan committed amounts not yet funded.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. The Company evaluates the expected residual profit it expects to collect under the terms of the loan versus the expected residual profit expected to be collected by the developer (in conjunction with any equity investors, if applicable), along with the "loan versus investment" characteristics as set forth by ASC 310-25. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate in cases where (i) the majority of the expected residual profit is expected to be due the developer and (ii) the majority of "loan versus investment" tests indicate that the instrument is a loan.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Dawsonville Marketplace, Falls at Forsyth, Newbergh, Newbergh Capital, Solis Kennesaw II, 8West and Kennesaw Crossing real estate loan investments, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount, in addition to outstanding accrued interest, for these loans as of December 31, 2019 totaled approximately $84.0 million (with a total commitment amount of approximately $100.8 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

Freddie Mac K Program investments

On May 23, 2018, the Company purchased a subordinate tranche of Series 2018-ML04, a pool of 20 multifamily mortgages with a total pool size of approximately $276.3 million, from Freddie Mac. The purchase price of the subordinate tranche was approximately $4.7 million. On December 10, 2019, the Company sold its investment in Series 2018-ML04 for $6.2 million.

On March 28, 2019, the Company purchased a subordinate tranche of Series 2019-ML05, a pool of 21 multifamily mortgages with a total pool size of approximately $295.7 million, from Freddie Mac. The Company's tranche of the 2019-ML05 pool pays monthly interest of approximately $103,000. The purchase price of the subordinate tranche was approximately $18.4 million. On December 17, 2019, the Company sold its investment in Series 2019-ML05 for $20.4 million.

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
At December 31, 2019, the Company's active equity offerings consisted of:

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

The offering of up to a maximum of 500,000 shares of Series M Redeemable Preferred Stock (“mShares”), par value $0.01 per share (the “mShares Offering”) expired on December 2, 2019. See note 17 regarding the expiration of the $1.5 Billion Unit Offering.

Certain offering costs are not related to specific closing transactions and are recognized as a reduction of stockholders' equity in the proportion of the number of instruments issued to the maximum number of shares of Preferred Stock anticipated to be issued. Any offering costs not yet reclassified as reductions of stockholders' equity are are reflected in the asset section of the consolidated balance sheets as deferred offering costs.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

Cumulative gross proceeds and offering costs for our equity offerings that were active during 2019 consisted of:

(In thousands)				Deferred Offering Costs
Offering	Total offering		Gross proceeds as of December 31, 2019	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
$1.5 Billion Unit Offering	$1,500,000		$1,171,116	$11,979	$807	$12,786	$109,844	$122,630
mShares Offering	500,000	(2)	105,984	3,855	—	3,855	3,911	7,766
Series A1/M1 Offering	1,000,000	(3)	9,472	5	521	526	486	1,012
2016 Shelf Offering	300,000	(4)	98,080	2,062	—	2,062	3,001	5,063
2019 Shelf Offering	400,000	(5)	—	—	819	819	—	819

Total	$3,700,000		$1,384,652	$17,901	$2,147	$20,048	$117,242	$137,290

(1) These offering costs specifically identifiable to offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.
(2) The mShares Offering expired on December 2, 2019.
(3) On September 27, 2019, the Company's Series A1/M1 Registration Statement was declared effective.
(4) The $300 million 2016 Shelf Offering expired in second quarter 2019, and therefore all remaining deferred offering costs were reclassified as reductions of stockholder's equity.
(5) On April 25, 2019, the Company's 2019 Shelf Registration Statement was declared effective.

Aggregate offering expenses of the $1.5 Billion Unit Offering, including selling commissions and dealer manager fees, and of the mShares Offering, including dealer manager fees, are each individually capped at 11.5% of the aggregate gross proceeds of the two offerings. The Company reimbursed its Manager up to 1.5% of the gross proceeds of such offerings for all organization and offering expenses that were incurred by the Manager through the date of the Internalization. Dealer manager fees for both offerings and sales commissions for the $1.5 Billion Unit Offering are not reimbursable.

See note 6 for discussion regarding a termination fee agreement with and payment to Preferred Capital Securities, LLC, or PCS, an affiliate of the Company, in conjunction with the Company's winding down of the $1.5 Billion Unit Offering.

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

Each share of Series M1 Preferred Stock ranks senior to Common Stock with respect to dividend rights and carries a cumulative annual dividend beginning at 6.1% of the stated per share value of $1,000, payable monthly as declared by the Company’s board of directors. The annual dividend rate increases by 0.1% on each anniversary of the issuance date up to a maximum annual dividend rate of 7.1%. Dividends begin accruing on the date of issuance. The redemption schedule of the Series M1 Preferred Stock allows redemptions at the option of the holder from the date of issuance of the Series M1 Preferred Stock through the first year at the stated value per share minus dividends paid for the three most previous dividend declaration dates. After year one, the shares of

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

Series M1 Preferred Stock may be redeemed at 100% of the stated value per share. Any redeemed shares of Series M1 Preferred Stock are entitled to any accrued but unpaid dividends at the time of redemption and any redemptions may be in cash or Common Stock, at the Company’s discretion.

Both the Series A1 Preferred Stock and the Series M1 Preferred Stock are callable by the Company after the second anniversary of the date of original issuance at 100% of the stated value per share.

Aggregate offering expenses of the Series A1/M1 Preferred Stock Offering, including selling commissions and dealer manager fees for the Series A1 Preferred Stock and only dealer manager fees for the Series M1 Preferred Stock, are capped at 12.0% of aggregate gross proceeds of the offering. The Company could reimburse its Manager up to 2.0% of the gross proceeds of such offerings for all organization and offering expenses that were incurred by the Manager through the date of the Internalization. However, upon approval by the conflicts committee of the board of directors, the Company could have reimbursed its Manager for any such organization and offering expenses incurred above the 2.0% amount as permitted by the Financial Industry Regulatory Authority, or FINRA. Dealer manager fees and sales commissions for the Series A1/M1 Preferred Stock Offering are not reimbursable.

The shares are being offered by PCS on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the Series A1/M1 Registration Statement in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

6. Related Party Transactions
On April 16, 2018, John A. Williams, the Company's Chief Executive Officer and Chairman of the Board, passed away. The Company's Haven 12 real estate loan investment and Haven Campus Communities LLC line of credit are both supported in part by a guaranty of repayment and performance by John A. Williams, Jr., John A. Williams' son. Because the terms of these loans were negotiated and agreed upon while John A. Williams was the Chief Executive Officer of the Company, these instruments will continue to be reported as related party transactions until the loans are repaid. The Company named Daniel M. DuPree as Chairman of the Board of Directors and Chief Executive Officer of the Company. Leonard A. Silverstein was named Vice Chairman of the Board of Directors. See note 17 regarding the appointment of Joel T. Murphy as Chief Executive Officer of the Company, effective January 1, 2020.

On March 27, 2019, the Company's Haven49 and Haven49 Member real estate loan investments and the Haven Campus Communities Charlotte Member LLC line of credit were deemed satisfied in full in connection with the Company's acceptance of the borrowers' membership interests in the underlying Haven49 project.

Messrs. DuPree and Silverstein were executive directors of NELL Partners, Inc., which controlled the Manager through the date of the Internalization. Mr. DuPree was the Chief Executive Officer and Mr. Silverstein was the President and Chief Operating Officer of the Manager. Trusts established, or entities owned, by the family of John A. Williams, the Company’s former Chairman of the Board and Chief Executive Officer, Daniel M. DuPree, the Company’s Executive Chairman of the Board and former Chief Executive Officer of the Company, and Leonard A. Silverstein, the Company’s Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and Mr. Silverstein were the owners of NMA. See note 17 regarding the Company's Internalization of its Manager on January 31, 2020.

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

The Management Agreement entitled the Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Years ended December 31,
Type of Compensation	Basis of Compensation	2019	2018	2017

Acquisition fees	1.0% of the gross purchase price of real estate assets	$7,203	$10,699	$6,131
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	783	2,166	1,331
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	2,939	3,897	5,560
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	15,596	14,698	12,908
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	10,274	8,934	6,382
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	6,177	6,022	5,238
Construction management fees	Quarterly fee for property renovation and takeover projects	264	408	332
Disposition fees	1% of the sale price of a real estate asset	282	1,710	—
Contingent asset management fees / general and administrative fees	Recognized upon disposition of the property when exceeding the 7% IRR hurdle	11	671	—

		$43,529	$49,205	$37,882

The Manager waived some of the asset management, property management, or general and administrative fees in the current period for properties owned by the Company. A cumulative total of approximately $24.5 million of combined asset management and general and administrative fees related to acquired properties as of December 31, 2019 have been waived by the Manager. All remaining waived fees were eliminated in conjunction with the Company's Internalization transaction as described in note 17.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(In thousands)
	Years ended December 31,
	2019	2018	2017
	$18,054	$16,276	$12,329

The Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Manager was reimbursed $512,324, $477,076 and $429,094 for the years ended December 31, 2019, 2018 and 2017, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $1,367,798 and $1,412,522 and $1,083,160 for the years ended December 31, 2019, 2018 and 2017, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering, $1.5 Billion Unit Offering, mShares Offering or

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company has engaged PCS to perform certain termination-related services. These services began in October 2019 and will continue through April 2020. For the year ended December 31, 2019, the Company paid an additional $3.55 million for these services, which were recorded as deferred offering costs.

At December 31, 2019, the Company held a promissory note in the amount of approximately $650,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners and a revolving line of credit with a maximum borrowing amount of $24.0 million to its Manager. Both of these instruments were extinguished in connection with the Internalization transaction described in note 17.

Of the Company’s $25.8 million accrued interest receivable on real estate loans balance on the Consolidated Balance Sheet, approximately $1.2 million relates to the Haven 12 real estate loan investment, which is to a related party. Interest receivable of approximately $777,000 on its Haven Campus Communities, LLC line of credit is included in the tenant receivables and other assets line.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions in the amount of $5.00 per share per month on its Series A Preferred Stock. Similarly, beginning in October 2019, the Company declares and pays monthly cash dividend distributions in the amount of $5.00 per share per month on its Series A1 Preferred Stock. For the Company's mShares Preferred Stock, dividends are paid on an escalating scale of $4.79 per month in the first year following share issuance, increasing each year to $6.25 per month in year eight and beyond. Similarly, beginning in October 2019, for the Company's Series M1 Preferred Stock, dividends are paid on an escalating scale of $5.08 per month in the first year following share issuance, increasing each year to $5.92 per month in year ten and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary.

Given the nature of the escalating dividends associated with the Company’s mShares Preferred Stock and Series M1 Preferred Stock, the Company accrues dividends at the effective dividend rate in accordance with GAAP. This results in the Company recording larger dividends declared to preferred stockholders in the Company’s Consolidated Statements of Operations than dividends required to be paid for the first four years after issuance with respect to the mShares and the first five years after issuance with respect to the Series M1 Preferred Stock.  Similarly, this will result in the Company recording smaller dividends declared to preferred stockholders in the Company’s Consolidated Statements of Operations than dividends required to be paid for the fifth through the eighth year after issuance with respect to the mShares and the sixth through the tenth year after issuance with respect to the Series M1 Preferred Stock. Following the escalation period (year eight for the mShares Preferred Stock and year ten for the Series M1 Preferred Stock), the dividends declared to preferred stockholders in the Company’s Consolidated Statements of Operations will equal the dividend paid.

The Company declared aggregate quarterly cash dividends on its Common Stock of $1.0475 and $1.02 per share for the years ended December 31, 2019 and 2018, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At December 31, 2019, the Company had 856,409 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the years ended December 31,
	2019	2018
(In thousands)
Series A Preferred Stock	$108,950	$84,841
mShares	4,807	1,900
Series A1 Preferred Stock	15	—
Common Stock	46,755	41,129
Class A OP Units	908	1,041

Total	$161,435	$128,911

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

Equity compensation expense by award type for the Company was:

	Years ended December 31,			Unamortized expense as of December 31,
(In thousands)	2019	2018	2017	2019

Class B Unit awards:
2016	$2	$271	$312	$—
2017	312	344	2,691	3
2018	277	551	—	287
Restricted stock grants:
2016	—	—	136	—
2017	—	120	240	—
2018	120	241	—	—
2019	281	—	—	140
Restricted stock units:
2017	69	76	91	—
2018	74	100	—	86
2019	88	—	—	174

Total	$1,223	$1,703	3,470	$690

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2017	24,408	$14.75	$360
2018	24,810	$14.51	$360
2019	26,446	$15.88	$420

Class B OP Units

As of December 31, 2019, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

	Grant date
	1/2/2018	1/3/2017

Units granted	256,087	286,392
Units forfeited:
John A. Williams (1)	(38,284)	—
Voluntary forfeiture by senior executives (2)	(128,258)	—
Other	(22,722)	(5,334)

Total forfeitures	(189,264)	(5,334)

Units earned and converted into Class A Units	—	(254,730)

Class B Units outstanding at December 31, 2019	66,823	26,328

Units unearned but vested	32,575	—
Units unearned and not yet vested	34,248	26,328

Class B Units outstanding at December 31, 2019	66,823	26,328

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.
(2) Additional Class B OP units granted to senior executives other than Mr. Williams were voluntarily forfeited at the end of 2018.

There were no grants of Class B OP Units for 2019.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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

Restricted Stock Units

The Company, through its Operating Partnership, has granted restricted stock units, or RSUs, to certain employees of affiliates of the Company, as shown in the following table:

Grant date	1/2/2019	1/2/2018	1/3/2017
Service period	2019-2021	2018-2020	2017-2019

RSU activity:
Granted	27,760	20,720	26,900
Forfeited	(3,480)	(5,080)	(7,037)
Units earned and converted into common stock	—	—	(14,154)

RSUs outstanding at December 31, 2019	24,280	15,640	5,709

RSUs unearned but vested	—	5,238	—
RSUs unearned and not yet vested	24,280	10,402	5,709

RSUs outstanding at December 31, 2019	24,280	15,640	5,709

Fair value per RSU	$10.77	$16.66	$11.92
Total fair value of RSU grant	$298,975	$345,195	$320,648

The RSUs vest in three equal consecutive one-year tranches from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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

9. Indebtedness

Mortgage Notes Payable

Mortgage financing of property acquisitions

The Company partially financed the real estate properties acquired during the year ended December 31, 2019 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
Hanover Center	12/19/2019	32,000	Fixed	3.62%	12/19/2026
Berry Town Center	11/14/2019	12,025	Fixed	3.49%	12/1/2034
Five Oaks at Westchase	10/17/2019	31,500	Fixed	3.27%	11/1/2031
Fairfield Shopping Center	8/16/2019	19,750	Variable	1 month LIBOR + 205	8/16/2026
Artisan at Viera	8/8/2019	40,000	Fixed	3.93%	9/1/2029
CAPTRUST Tower	7/25/2019	82,650	Fixed	3.61%	8/1/2029
Disston Plaza	6/12/2019	18,038	Fixed	3.93%	7/1/2034
Polo Grounds Mall	6/12/2019	13,325	Fixed	3.93%	7/1/2034
Free State Shopping Center	5/28/2019	46,800	Fixed	3.99%	6/1/2029
Haven49 (1)	3/27/2019	41,550	Variable	1 month LIBOR + 375	12/22/2019
Gayton Crossing	1/17/2019	18,000	Fixed	4.71%	2/1/2029

		$355,638

(1) The Company assumed the existing construction loan on this property. This construction loan was repaid in full on November 8, 2019 and the property remains unencumbered as of December 31, 2019.

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the years ended December 31, 2019 and 2018:

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed	New balance (millions)	New interest rate	Total deferred loan costs subsequent to refinancing
11/8/2019	Haven49	$41.6	L + 375	$—	$—	N/A	$—
10/1/2019	Kingwood Glen	10.9	3.48%	—	—	N/A	—
10/1/2019	Sweetgrass Corner	7.4	3.58%	—	—	N/A	—
9/17/2019	Spring Hill Plaza	9.1	3.36%	—	8.2	3.72%	195,000
9/17/2019	Parkway Town Centre	6.6	3.36%	—	8.1	3.72%	195,000
8/16/2019	Deltona Landings	6.5	3.48%	5,000	6.3	4.18%	205,000
8/16/2019	Barclay Crossing	6.1	3.48%	4,000	6.3	4.18%	209,000
8/16/2019	Parkway Center	4.3	3.48%	3,000	4.6	4.18%	148,000
8/13/2019	Powder Springs	6.9	3.48%	4,000	8.0	3.65%	236,000
7/29/2019	Citi Lakes	41.1	L + 217	155,000	41.3	3.66%	668,000
4/12/2019	Royal Lakes Marketplace	9.5	L + 250	52,000	9.7	4.29%	287,000
4/12/2019	Cherokee Plaza	24.5	L + 225	317,000	25.2	4.28%	723,000
2/28/2019	Lenox Village Town Center	29.2	3.82%	17,000	39.3	4.34%	1,153,000

		$203.7		$557,000	$157.0		$4,019,000

12/17/2018	Village at Baldwin Park	$77.8	L + 230	$131,000	$71.5	4.16%	$826,000
12/11/2018	McNeil Ranch	13.4	3.13%	147,000	—	N/A	—
10/31/2018	Sol	37.5	L + 210	158,000	36.2	4.71%	230,000
10/23/2018	Stoneridge Farms	25.6	3.18%	233,000	—	N/A	—
9/28/2018	Stone Rise	23.5	2.89%	119,000	—	N/A	—
3/29/2018	Sol	37.5	L + 200	41,000	37.5	L + 210	649,000
3/20/2018	Lake Cameron	19.7	3.13%	402,000	—	N/A	—

		$235.0		$1,231,000	$145.2		$1,705,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The following table summarizes our mortgage notes payable at December 31, 2019:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily communities	$1,135,030	3.89%	9.1
New Market Properties	573,940	3.95%	8.1
Preferred Office Properties	565,254	4.22%	13.5
Student housing properties	159,218	4.13%	5.6

Total fixed rate mortgage debt	2,433,442	4.00%	9.6

Variable rate mortgage debt:
Multifamily communities	38,871	3.38%	4.6
New Market Properties	47,150	4.32%	3.8
Preferred Office Properties	—	—%	—
Student housing properties	90,366	5.21%	1.0

Total variable rate mortgage debt	176,387	4.57%	2.5

Total mortgage debt:
Multifamily communities	1,173,901	3.87%	8.9
New Market Properties	621,090	3.98%	7.8
Preferred Office Properties	565,254	4.22%	13.5
Student housing properties	249,584	4.52%	3.9

Total principal amount	2,609,829	4.04%	9.1
Deferred loan costs	(38,185)
Mark to market loan adjustment	(4,622)
Mortgage notes payable, net	$2,567,022
The Company has placed interest rate caps on the variable rate mortgages on its Avenues at Creekside multifamily community and its Tradition and Bloc student housing properties. Under guidance provided by ASC 815-10, this interest rate cap is a derivative, that is embedded in its debt host. Because the interest rate cap is deemed to be clearly and closely related to its debt host, bifurcation and fair value accounting treatment is not required.

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

As of December 31, 2019, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.4 years. Our mortgage notes have maturity dates between January 5, 2020 and June 1, 2054.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 5.43% for the year ended December 31, 2019. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

On May 26, 2016, the Company entered into a $11.0 million interim term loan with KeyBank, or the 2016 Term Loan, to partially finance the acquisition of Anderson Central, a grocery-anchored shopping center located in Anderson, South Carolina. The 2016 Term Loan accrued interest at a rate of LIBOR plus 2.5% per annum until it was repaid and extinguished during the first quarter of 2018.
On December 20, 2019, the Company entered into a $70.0 million interim term loan with KeyBank, or the 2019 Term Loan, to partially finance the acquisition of Morrocroft Centre, an office building located in Charlotte, North Carolina. The 2019 Term Loan accrues interest at a rate of LIBOR plus 1.7% per annum.
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
As of December 31, 2019, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.9 billion	(2)	$1.9 billion
Debt yield	Minimum 8.25%		10.31%
Payout ratio	Maximum 95%	(3)	94.3%
Total leverage ratio	Maximum 65%		58.3%
Debt service coverage ratio	Minimum 1.50x		1.87x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum of $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.2 billion as of December 31, 2019.
(3) Calculated on a trailing four-quarter basis. For the year ended December 31, 2019, the maximum dividends and distributions allowed under this covenant was approximately $158.3 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At December 31, 2019, unamortized loan fees and closing costs for the Credit Facility were approximately $1.1 million, which will be amortized over a remaining loan life of approximately 2.0 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank.The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At December 31, 2019, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.2 million, which will be amortized over a remaining loan life of approximately 2.2 years.

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Years ended December 31,
(In thousands)	2019	2018	2017

Multifamily communities	$47,697	$45,662	$35,402
New Market Properties	24,566	19,188	14,895
Preferred Office Properties	22,711	12,789	7,006
Student housing properties	14,758	11,217	3,085
Interest paid to real estate loan participants	110	2,430	2,295

Total	109,842	91,286	62,683

Credit Facility and Acquisition Facility	2,122	4,278	4,785
Interest Expense	$111,964	$95,564	$67,468
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of December 31, 2019 were:

Period	Future principal payments (in thousands)
2020	$146,328
2021	182,732
2022	222,774
2023	160,902
2024	358,597
Thereafter	1,608,496

Total	$2,679,829
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of December 31, 2019 and December 31, 2018.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The income tax characterization of the Company's dividend distributions were as follows:

	2019	2018	2017
Preferred Stock:
Ordinary income	44.7%	51.4%	64.0%
Return of capital	53.1%	—%	27.5%
Capital gains	2.2%	48.6%	8.5%

Common Stock:
Ordinary income	—%	27.0%	—%
Return of capital	100.0%	47.4%	100.0%
Capital gains	—%	25.6%	—%

11. Commitments and Contingencies

On March 28, 2014, the Company entered into a payment guaranty in support of its Manager's eleven-year office lease, which began on October 9, 2014. As of December 31, 2019, the amount guarantied by the Company was $5.0 million and is reduced by $619,304 per lease year over the term of the lease.
Certain officers and employees of the Manager have been assigned company credit cards. As of December 31, 2019, the Company guarantied up to $640,000 on these credit cards.
A total of approximately $24.5 million of asset management and general and administrative fees related to acquired properties as of December 31, 2019 have been waived by the Manager. The waived fees are converted at the time of waiver into contingent fees, which are earned by the Manager as an additional disposition fee only in the event of a sales transaction, and whereby the Company’s capital contributions for the property being sold exceed a 7% annual rate of return. The Company will recognize in future periods to the extent, if any, it determines that the sales transaction is probable, and that the estimated net sale proceeds would exceed the annual rate of return hurdle. A total of $23.0 million of waived fees remained contingent as of December 31, 2019.  All outstanding waived fees were eliminated in conjunction with the Company's internalization transaction as described in note 17.

At December 31, 2019, the Company had unfunded balances on its real estate loan portfolio of approximately $61.7 million.

At December 31, 2019, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $14.2 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12. Operating Leases

The Company’s grocery-anchored shopping centers and office properties are leased to tenants under operating leases for which the terms vary. The future minimum rental income due under the remaining terms of the Company's operating leases in place, excluding tenant reimbursements of operating expenses and real estate taxes and additional percentage rent based on tenants’ sales volumes, as of December 31, 2019, is presented below, assuming that all leases which expire are not renewed and tenant renewal options are not exercised (excludes rental income due from tenants of multifamily communities, which are of lease terms of twelve months or less):

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

For the year ending December 31:	Future Minimum Rents as of December 31, 2019
(In thousands)	New Market Properties	Preferred Office Properties	Total

2020	$76,382	$81,558	$157,940
2021	68,290	80,263	148,553
2022	57,629	78,421	136,050
2023	48,206	76,897	125,103
2024	37,235	73,239	110,474
Thereafter	104,744	336,842	441,586
Total	$392,486	$727,220	$1,119,706

For the year ending December 31:	Future Minimum Rents as of December 31, 2018
(In thousands)	New Market Properties	Preferred Office Properties	Total

2020	$51,949	$61,704	$113,653
2021	43,152	58,805	101,957
2022	35,218	58,108	93,326
2023	29,562	57,343	86,905
Thereafter	79,747	298,469	378,216
Total	$297,771	$590,993	$888,764

Tenants often have the option to extend the lease within a specified amount of time, typically for an additional term of between five and ten years, at a specified rate increase. In addition, some leases have a termination right, under which the tenant will have a specified amount of time to notify the lessor of their intention to terminate a space. Terminations often include a specified dollar amount or a percentage of the rent remaining in the lease.

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt and Mid-Atlantic region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 43.4% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of December 31, 2019, the Company’s approximately 3.2 million square foot office portfolio was 96% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring.
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

Multifamily Communities - consists of the Company's portfolio of residential multifamily communities

Student Housing Properties - consists of the Company's portfolio of student housing properties.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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

New Market Properties - consists of the Company's portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a subsidiary of the Company, as well as the financial results from the Company's grocery-anchored shopping center real estate loans.

Preferred Office Properties - consists of the Company's portfolio of office buildings, which are owned by Preferred Office Properties, LLC, a wholly-owned subsidiary of the Company.

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

(In thousands)	December 31, 2019	December 31, 2018

Assets:
Multifamily communities	$1,561,787	$1,503,648
Student housing properties	486,118	411,102
Financing	409,226	448,617
New Market Properties	1,125,230	883,594
Preferred Office Properties	1,123,212	884,648
Other (1)	64,987	279,349
Consolidated assets	$4,770,560	$4,410,958

(1) Other Assets at December 31, 2018 included $264,886 of assets owned by other pool participants within the Freddie Mac K Program that were consolidated by the Company. The Company disposed of its investments in the Freddie Mac K Program in December 2019.

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years ended December 31,
(In thousands)	2019	2018	2017

Capitalized expenditures:
Multifamily communities	$11,067	$16,497	$10,972
Student housing properties	3,444	3,382	799
New Market Properties	8,913	6,901	3,494
Total	$23,424	$26,780	$15,265

Second-generation capital expenditures exclude those expenditures made in our office building portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

at the time of acquisition), (iii) for property redevelopments and repositionings (iv) to newly leased space which had been vacant for more than one year and (v) for building improvements that are recoverable from future operating cost savings.

Total revenues by reportable segment of the Company were:

	Years ended December 31,
(In thousands)	2019	2018	2017
Revenues

Rental revenues:
Multifamily communities	$166,388	$157,437	$127,942
Student housing properties	45,551	32,383	11,618
New Market Properties	94,064	74,519	56,354
Preferred Office Properties (1)	89,118	58,913	35,981
Total rental revenues	395,121	323,252	231,895

Other revenues:
Multifamily communities	5,836	5,605	4,120
Student housing properties	1,097	646	233
New Market Properties	2,325	2,724	2,296
Preferred Office Properties	4,298	1,249	317
Total other revenues	13,556	10,224	6,966

Financing revenues	59,727	63,795	55,144
Miscellaneous revenues	2,023	—	—
Consolidated revenues	$470,427	$397,271	294,005

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of December 31, 2019, the Company has deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $39.7 million which is included in the deferred revenues line on the consolidated balance sheets at December 31, 2019. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $3.8 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively.

The chief operating decision maker utilizes segment net operating income, or Segment NOI, in evaluating the performance of its operating segments. Segment NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period. Segment NOI for the Company's financing segment consists of interest revenues from the Company's real estate loan investments and notes and lines of credit receivable, as well as revenues from terminated property purchase options. Management believes that Segment NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not directly related to property operating performance.

Segment NOI for each reportable segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

	Years ended December 31,
(In thousands)	2019	2018	2017
Segment net operating income (Segment NOI)

Multifamily communities	$99,009	$93,084	$73,439
Student housing properties	24,533	16,151	6,100
Financing	59,750	63,795	55,144
New Market Properties	69,002	55,013	42,041
Preferred Office Properties	66,021	41,800	25,987

Consolidated segment net operating income	318,315	269,843	202,711

Interest expense:
Multifamily communities	47,696	45,661	35,402
Student housing properties	14,759	11,217	3,085
New Market Properties	24,566	19,188	14,895
Preferred Office Properties	22,869	12,789	7,006
Financing	2,074	6,709	7,080
Depreciation and amortization:
Multifamily communities	77,384	80,927	64,869
Student housing properties	22,007	25,179	8,348
New Market Properties	44,786	39,269	30,088
Preferred Office Properties	40,888	25,761	13,472
Professional fees	6,157	2,480	2,568
Management fees, net of forfeitures	21,752	20,885	18,497
Loan loss allowance	2,038	2,533	—
Equity compensation to directors and executives	1,223	1,703	3,470
Gain on land condemnation	(207)	—	—
Gain on sale of real estate	—	(69,643)	(37,635)
Gain on non-cash net assets of consolidated VIEs	(1,831)	(320)	—
Gain loss on sale of real estate loan investment	(747)	—	—
Loss on extinguishment of debt	84	—	888
Gain on trading investment, net	(1,567)	(62)	—
Other	1,842	1,029	2,011

Net income (loss)	$(7,458)	$44,538	$28,667

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Years ended December 31,
(In thousands, except per-share figures)	2019	2018	2017
Numerator:
Operating income before gains on sales of real estate and trading investment	$100,238	$70,077	$59,388
Gains on sales of real estate and trading investment	1,567	69,705	37,635

Operating income	101,805	139,782	97,023
Interest expense	111,964	95,564	67,468
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	1,831	320	—
Less: loss on extinguishment of debt	(84)	—	(888)
Gains on sale of real estate loan investment and land condemnation	954	—	—

Net (loss) income	(7,458)	44,538	28,667
Consolidated net loss (income) attributable to non-controlling interests	214	(1,071)	(986)

Net (loss) income attributable to the Company	(7,244)	43,467	27,681

Dividends declared to preferred stockholders	(113,772)	(86,741)	(63,651)
Earnings attributable to unvested restricted stock	(17)	(16)	(15)

Net loss attributable to common stockholders	$(121,033)	$(43,290)	$(35,985)

Denominator:
Weighted average number of shares of Common Stock - basic	44,265	40,032	31,926

Effect of dilutive securities: (D)	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	44,265	40,032	31,926

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(2.73)	$(1.08)	$(1.13)

(A) The Company's outstanding Class A Units of the Operating Partnership (856, 877 and 885 Units at December 31, 2019, 2018 and 2017, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 2,028, 1,608 and 1,222 outstanding shares of Series A Preferred Stock at December 31, 2019, 2018 and 2017, respectively and 5 outstanding shares of Series A1 Preferred Stock at December 31, 2019. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 103, 44 and 15 mShares outstanding at December 31, 2019, 2018 and 2017, respectively.

(C) The Company's outstanding unvested restricted share awards (13, 12 and 12 shares of Common Stock at December 31, 2019, 2018 and 2017, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 30,574 shares of Common Stock; (ii) 93 Class B Units; (iii) 13 shares of unvested restricted common stock; and (iv) 46 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

15. Selected Quarterly Financial Data (unaudited)

Quarterly financial information was as follows:

(in thousands, except per-share data)	Three months ended:
	3/31/2019	6/30/2019	9/30/2019	12/31/2019

Revenues	$111,506	$113,852	$120,203	$124,866
Operating income before gain/(loss) on sales of real estate and trading investments	$24,348	$24,655	$26,086	$25,149
Net income (loss)	$(2,280)	$(1,677)	$(2,137)	$(1,364)
Net income (loss) attributable to common stockholders	$(28,313)	$(28,655)	$(31,529)	$(32,536)

Net income (loss) per share of Common Stock
available to Common stockholders:
Basic	$(0.66)	$(0.66)	$(0.71)	$(0.71)
Diluted	$(0.66)	$(0.66)	$(0.71)	$(0.71)
Weighted average shares outstanding:
Basic	42,680	43,703	44,703	45,934
Diluted	42,680	43,703	44,703	45,934

(in thousands, except per-share data)	Three months ended:
	3/31/2018	6/30/2018	9/30/2018	12/31/2018

Revenues	$90,370	$96,389	$104,232	$106,280
Operating income before gain/(loss) on sales of real estate and trading investments	$14,877	$17,013	$15,275	$22,912
Net (loss) income	$14,263	$(5,278)	$8,354	$27,199
Net (loss) income attributable to common stockholders	$(5,636)	$(26,068)	$(14,227)	$2,641

Net (loss) income per share of Common Stock
available to Common stockholders:
Basic	$(0.14)	$0.66	$0.35	$0.06
Diluted	$(0.14)	$0.66	$0.35	$0.06
Weighted average shares outstanding:
Basic	39,098	39,383	40,300	41,320
Diluted	39,098	39,383	40,300	42,046

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

	As of December 31, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$349,482	$382,373	$—	$—	$382,373
Notes receivable and line of credit receivable	41,917	41,917	—	—	41,917
	$391,399	$424,290	$—	$—	$424,290
Financial Liabilities:
Mortgage notes payable	$2,609,829	$2,659,242	$—	$—	$2,659,242
Revolving line of credit	—	—	—	—	—
Term note payable	70,000	70,000	—	—	70,000
	$2,679,829	$2,729,242	$—	$—	$2,729,242

	As of December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$334,211	$366,328	$—	$—	$366,328
Notes receivable and line of credit receivable	47,307	47,307	—	—	47,307
	$381,518	$413,635	$—	$—	$413,635
Financial Liabilities:
Mortgage notes payable	$2,339,752	2,313,405	$—	$—	$2,313,405
Revolving credit facility	57,000	57,000	—	—	57,000
Loan participation obligations	5,181	5,181	—	—	5,181
	$2,401,933	$2,375,586	$—	$—	$2,375,586

(1) The carrying value of real estate assets at December 31, 2018 included the Company's balance of the Palisades real estate loan investment, which included the amounts funded by an unrelated participant. On March 13, 2019, the Company repurchased the loan participant's 25% balance in the loan from the loan participant and at December 31, 2019, carried the entire loan balance on its consolidated balance sheet without reflection of any liability to any third party.

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at December 31, 2019, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The following table presents activity of the two mortgage pools from the Freddie Mac K Program as of and for the year ended December 31, 2019:

	Assets	Liabilities
(In thousands)	Multifamily mortgage loans held in VIEs at fair value	VIE liabilities, at fair value	Net
Balance as of December 31, 2018	$269,946	$264,886	$5,060
Initial consolidation of ML-05 trust:	289,233	270,670	18,563
Gains (losses) included in net income due to change in fair value of net assets of VIE:	52,216	49,721	2,495
Repayments of underlying mortgage principal amounts and repayments to Class A holders:	(6,570)	(6,570)	—
Deconsolidation upon sale of ML-04 and ML-05 trusts:	(604,825)	(578,707)	(26,118)
Balance as of December 31, 2019	$—	$—	$—

The changes in the fair value of the net assets of consolidated VIEs from mortgage-backed pools were:

	Years ended December 31,
(In thousands)	2019	2018	2017

Interest earned	$903	$—	$—
Unrealized gain	—	320	—
Realized gain	2,495	—	—
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools and gain on sales of trading investments	$3,398	$320	$—

The following table presents the estimated fair values of the consolidated assets and liabilities from the ML-04 VIEs for which the Company has elected the fair value option as of December 31, 2018.

	December 31, 2018
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
VIE assets from mortgage-backed pools	$269,946	$269,946	$—	$—	$269,946
Financial Liabilities:
VIE liabilities from mortgage-backed pools	$264,886	$264,886	$—	$—	$264,886

Disclosure guidance under GAAP requires the Company to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the mortgage pools is more observable. The VIE assets within the two mortgage pools consist of mortgage loans which financed 20 multifamily communities at December 31, 2018. The fair value of the VIE assets within the level 3 hierarchy are comprised of the fair value of the mortgages as estimated by the Company, which were developed utilizing a discounted cash flow model over the remaining terms of the mortgages until their maturity dates and utilizing discount rates believed to approximate the market risk factor for instruments of similar type and duration. The fair values of the notes are categorized within the level 3 hierarchy of fair value estimation as the discount rate primary input assumption is unobservable.

17. Subsequent Events

Between January 1, 2020 and February 14, 2020, the Company issued 65,298 Units under its $1.5 Billion Unit Offering and collected net proceeds of approximately $58.8 million after commissions and fees; issued 8,067 shares of Series A1 Redeemable Preferred Stock and collected net proceeds of $7.3 million after commissions and fees; issued 469 shares of Series M1 Redeemable Preferred Stock and collected net proceeds of approximately $0.5 million after commissions and fees.

On January 1, 2020, Joel T. Murphy became Chief Executive Officer of the Company. Mr. Murphy will continue as a member of the board, where he has served since May 2019. Mr. Murphy was the CEO of our New Market Properties subsidiary for the last five years, and since June 2018 has been the chairman of the Company's investment committee. Mr. Murphy succeeded our previous CEO and Chairman of the Board, Daniel M. DuPree, who will remain with us as Executive Chairman of the Board.

On January 31, 2020, the Company completed the Internalization of the functions performed by its Manager. The transaction consisted of the acquisition by the Company of Preferred Apartment Advisors, LLC and NMP Advisors, LLC, for aggregate consideration of $154.0 million and resulted in the elimination of the previous fee structure between the Company and the Manager. An additional $25.0 million of consideration will be due the sellers upon the earlier to occur of (i) attainment of at least $1.55 annual FFO per share or (ii) on the 36-month anniversary of the closing date. Up to $15.0 million of the $154.0 million purchase price will be held back and paid to the sellers upon the settlement of certain specified matters. In addition, all previously waived fees to the Manager through January 31, 2020 were eliminated as part of this transaction. Trusts established, or entities owned, by the family of John A. Williams, the Company’s former Chairman of the Board and Chief Executive Officer, Daniel M. DuPree, the Company’s Executive Chairman of the Board and former Chief Executive Officer of the Company, and Leonard A. Silverstein, the Company’s Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and Mr. Silverstein were the owners of NMA Holdings, Inc., ("NMA"), the parent company of NMP Advisors, LLC.

On February 20, 2020, our board of directors declared a quarterly dividend on our Common Stock of $0.2625 per share, payable on April 15, 2020 to stockholders of record on March 13, 2020.

On February 3, 2020, the borrower of the Dawson Marketplace real estate loan repaid all amounts due under the loan, including principal of approximately $12.9 million and accrued interest of approximately $2.7 million, the latter of which will be additive to our first quarter 2020 AFFO result.

The $1.5 Billion Unit Offering expired on February 14, 2020.

On March 2, 2020, the Company closed on a real estate loan investment of up to approximately $13.4 million in connection with the development of a 256-unit Class A multifamily community to be located in Charlotte, North Carolina.

Leonard A. Silverstein has resigned from his position as President and Chief Operating Officer of the Company pursuant to a consulting agreement with the Company entered into on March 3, 2020, or the Consulting Agreement. Joel Murphy, our current Chief Executive Officer, will assume the additional role of President following Mr. Silverstein's departure. The Consulting Agreement with Mr. Silverstein is for three years and provides annual compensation of $250,000 and a lump sum cash payment in the gross amount of $10,000. Mr. Silverstein’s Consulting Agreement includes a general release in favor of the Company. The Consulting Agreement further provides for access to certain welfare benefits of the Company. The foregoing description of the terms of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement, a copy of which is filed as Exhibit 10.20 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 16.	Form 10-K Summary

None.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2019

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years

Summit Crossing	Atlanta, GA	$37,651	$3,450	$27,705	$2,104	$3,450	$29,775	$34	$33,259	$(10,013)	2007	4/21/2011	5 - 40
Summit Crossing II	Atlanta, GA	13,221	3,220	15,852	465	3,220	16,302	15	19,537	(4,472)	2013	12/31/2013	5 - 40
Vineyards	Houston, TX	33,382	5,456	46,201	1,936	5,456	48,137	—	53,593	(9,768)	2003	9/26/2014	5 - 35
Avenues at Cypress	Houston, TX	20,704	3,242	30,093	598	3,242	30,691	—	33,933	(7,415)	2014	2/13/2015	5 - 40
Avenues at Northpointe	Houston, TX	26,313	3,921	37,203	805	3,921	38,008	—	41,929	(8,905)	2013	2/13/2015	5 - 40
Venue at Lakewood Ranch	Sarasota, FL	28,076	3,791	42,950	716	3,791	43,648	18	47,457	(8,797)	2015	5/21/2015	5 - 40
Aster at Lely Resort	Naples, FL	31,094	7,675	43,794	1,038	7,675	44,752	80	52,507	(9,437)	2015	6/24/2015	5 - 40
CityPark View	Charlotte, NC	20,089	3,559	28,360	389	3,559	28,748	1	32,308	(6,480)	2014	6/30/2015	5 - 40
Avenues at Creekside	San Antonio, TX	38,871	5,984	48,989	1,435	5,984	50,424	—	56,408	(10,603)	2013	7/31/2015	5 - 40
Citi Lakes	Orlando, FL	41,079	5,558	56,828	1,122	5,558	57,828	122	63,508	(11,192)	2014	9/3/2015	5 - 40
Stone Creek	Houston, TX	19,800	2,211	22,916	85	2,211	23,001	—	25,212	(3,758)	2009	11/12/2015	5 - 40
Regent at Lenox	Nashville, TN	—	301	3,493	58	301	3,551	—	3,852	(600)	2009	12/21/2015	5 - 40
Retreat at Lenox	Nashville, TN	17,114	2,965	24,211	181	2,860	24,492	5	27,357	(4,473)	2015	12/21/2015	5 - 40
Lenox Village Town Center	Nashville, TN	38,813	4,612	39,911	1,353	4,355	41,509	12	45,876	(7,054)	2009	12/21/2015	5 - 40
Village at Baldwin Park	Orlando, FL	70,607	17,403	90,464	7,001	17,403	95,796	1,669	114,868	(13,914)	2008	1/5/2016	5 - 37
Crosstown Walk	Tampa, FL	30,246	5,178	39,332	564	5,178	39,896	—	45,074	(7,525)	2014	1/15/2016	5 - 49
Overton Rise	Atlanta, GA	38,428	8,511	50,996	684	8,511	51,680	—	60,191	(7,524)	2015	2/1/2016	5 - 49
525 Avalon Park	Orlando, FL	64,519	7,410	82,349	3,308	7,410	85,341	316	93,067	(13,002)	2008	5/31/2016	5 - 45
City Vista	Pittsburgh, PA	33,674	4,082	41,486	292	4,082	41,709	69	45,860	(7,105)	2014	7/1/2016	5 - 49
Sorrel	Jacksonville, FL	31,449	4,412	42,217	895	4,412	43,112	—	47,524	(7,060)	2015	8/24/2016	5 - 48
Citrus Village	Tampa, FL	28,796	4,809	40,481	1,465	4,809	41,873	73	46,755	(6,017)	2011	03/03/17	5 - 44

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Retreat at Greystone	Birmingham, AL	34,053	4,077	44,462	779	4,077	45,241	—	49,318	$(7,664)	2015	03/24/17	5 - 49
Founder's Village	Williamsburg, VA	30,202	5,315	38,761	791	5,315	39,540	12	44,867	(5,292)	2014	03/31/17	5 - 47
Claiborne Crossing	Louisville, KY	25,948	2,147	37,579	1,275	2,147	38,854	—	41,001	(7,987)	2014	04/26/17	5 - 47
Luxe at Lakewood Ranch	Sarasota, FL	37,662	4,852	51,033	496	4,852	51,529	—	56,381	(5,992)	2016	07/26/17	5 - 48
Adara Overland Park	Kansas City, KS	30,624	2,854	42,030	372	2,854	42,402	—	45,256	(6,917)	2016	09/27/17	5 - 49
Reserve at Summit Crossing	Atlanta, GA	19,276	4,375	25,939	324	4,375	26,263	—	30,638	(3,411)	2016	09/29/17	5 - 48
Aldridge at Town Village	Atlanta, GA	36,569	7,122	45,418	381	7,122	45,799	—	52,921	(6,900)	2016	09/29/17	5 - 49
Overlook at Crosstown Walk	Tampa, FL	21,450	3,309	28,014	168	3,309	28,182	—	31,491	(3,332)	2016	11/21/17	5 - 48
Colony at Centerpointe	Richmond, VA	32,120	7,259	38,199	986	7,259	39,185	—	46,444	(4,653)	2016	12/20/17	5 - 48
Lux at Sorrel	Jacksonville, FL	30,474	5,332	42,531	559	5,332	43,090	—	48,422	(4,593)	2017	1/9/2018	5 - 49
Green Park	Atlanta, GA	38,525	7,478	49,211	378	7,478	49,589	—	57,067	(6,676)	2017	2/28/2018	5 - 48
Lodge at Hidden River	Tampa, FL	40,903	5,600	52,930	282	5,600	53,209	3	58,812	(3,398)	2017	9/27/2018	5 - 48
Vestavia Reserve	Birmingham, AL	37,130	4,140	54,206	615	4,140	54,807	14	58,961	(3,266)	2016	11/9/2018	5 - 48
CityPark View South	Charlotte, NC	23,767	5,816	27,528	321	5,816	27,840	9	33,665	(1,876)	2017	11/15/2018	5 - 49
Artisan at Viera	Melbourne, FL	39,824	4,839	58,791	161	4,839	58,815	137	63,791	(1,101)	2018	8/8/2019	5 - 50
Five Oaks at Westchase	Tampa, FL	31,448	4,425	48,113	194	4,425	48,128	179	52,732	(655)	2019	9/18/2019	5 - 50

		1,173,901	186,690	1,540,576	34,576	186,328	1,572,746	2,768	1,761,842	(238,827)

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Woodstock Crossing	Atlanta, GA	2,877	1,751	3,800	657	1,751	4,457	—	6,208	(1,145)	1994	2/12/2014	5 - 30
Spring Hill Plaza	Nashville, TN	8,167	4,376	8,104	139	4,376	8,238	5	12,619	(2,226)	2005	9/5/2014	5 - 40
Parkway Town Centre	Nashville, TN	8,067	3,054	6,694	577	3,054	7,271	—	10,325	(1,470)	2005	9/5/2014	5 - 40
Barclay Crossing	Tampa, FL	6,233	2,856	7,572	248	2,856	7,820	—	10,676	(1,580)	1998	9/30/2014	5 - 30
Deltona Landings	Orlando, FL	6,289	2,256	8,344	330	2,256	8,674	—	10,930	(1,750)	1999	9/30/2014	5 - 30
Kingwood Glen	Houston, TX	—	5,021	12,930	664	5,021	13,480	114	18,615	(2,764)	1998	9/30/2014	5 - 30
Parkway Centre	Columbus, GA	4,530	2,071	4,516	325	2,071	4,837	4	6,912	(1,039)	1999	9/30/2014	5 - 30
Powder Springs	Atlanta, GA	7,951	1,832	8,246	255	1,832	8,501	—	10,333	(1,835)	1999	9/30/2014	5 - 30
Sweetgrass Corner	Charleston, SC	—	3,076	12,670	142	3,076	12,808	4	15,888	(2,616)	1999	9/30/2014	5 - 30
The Market at Salem Cove	Nashville, TN	9,075	2,427	10,272	171	2,427	10,443	—	12,870	(1,767)	2010	10/6/2014	5 - 40
Independence Square	Dallas, TX	11,455	4,115	13,690	1,933	4,115	15,618	5	19,738	(2,997)	1977	7/1/2015	5 - 30
Royal Lakes Marketplace	Atlanta, GA	9,572	4,874	10,439	479	4,924	10,861	7	15,792	(1,959)	2008	9/4/2015	5 - 30
Summit Point	Atlanta, GA	11,494	7,064	11,430	426	7,064	11,849	7	18,920	(2,181)	2004	10/30/2015	5 - 30
The Overlook at Hamilton Place	Chattanooga, TN	19,509	6,787	25,244	505	6,787	25,749	—	32,536	(4,353)	1992	12/22/2015	5 - 30
Wade Green Village	Atlanta, GA	7,655	1,840	8,410	495	1,840	8,901	4	10,745	(1,599)	1993	2/29/2016	5 - 35
Anderson Central	Greenville Spartanburg, SC	11,539	5,059	13,278	347	5,059	13,625	—	18,684	(2,697)	1999	4/29/2016	5 - 30

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
East Gate Shopping Center	Augusta, GA	5,277	1,653	7,391	56	1,653	7,447	—	9,100	(1,183)	1995	4/29/2016	5 - 30
Fairview Market	Greenville Spartanburg, SC	—	1,353	5,179	972	1,353	6,129	22	7,504	(905)	1998	4/29/2016	5 - 30
Fury's Ferry	Augusta, GA	6,096	2,084	8,107	214	2,084	8,321	—	10,405	(1,193)	1996	4/29/2016	5 - 35
Rosewood Shopping Center	Columbia, SC	4,095	1,671	5,347	115	1,671	5,459	3	7,133	(679)	2002	4/29/2016	5 - 40
Southgate Village	Birmingham, AL	7,279	2,262	10,290	239	2,262	10,490	39	12,791	(1,468)	1988	4/29/2016	5 - 35
The Market at Victory Village	Nashville, TN	8,911	2,271	12,275	114	2,271	12,389	—	14,660	(1,661)	2007	5/16/2016	5 - 40
Lakeland Plaza	Atlanta, GA	27,459	7,079	33,087	505	7,079	33,586	6	40,671	(4,781)	1990	7/15/2016	5 - 35
Cherokee Plaza	Atlanta, GA	24,867	8,392	32,249	505	8,392	32,709	45	41,146	(3,370)	1958	8/8/2016	5 - 35
Heritage Station	Raleigh, NC	8,585	1,684	9,883	1,604	1,684	11,476	11	13,171	(1,448)	2004	8/8/2016	5 - 40
Oak Park Village	San Antonio, TX	8,859	5,745	10,779	143	5,745	10,922	—	16,667	(1,465)	1970	8/8/2016	5 - 40
Sandy Plains Exchange	Atlanta, GA	8,676	4,788	9,309	295	4,788	9,599	5	14,392	(1,392)	1997	8/8/2016	5 - 32
Shoppes of Parkland	Miami - Ft. Lauderdale, FL	15,702	10,779	16,543	420	10,779	16,945	18	27,742	(2,873)	2000	8/8/2016	5 - 35
Thompson Bridge Commons	Atlanta, GA	11,599	1,478	16,047	37	1,478	16,079	5	17,562	(1,729)	2001	8/8/2016	5 - 40
University Palms	Orlando, FL	12,421	4,854	16,706	809	4,854	17,515	—	22,369	(2,087)	1993	8/8/2016	5 - 37
Champions Village	Houston, TX	27,400	12,813	33,399	3,150	12,813	36,549	—	49,362	(5,580)	1973	10/18/2016	5 - 40
Castleberry - Southard	Atlanta, GA	10,959	3,024	14,142	142	3,024	14,284	—	17,308	(1,420)	2006	4/21/2017	5 - 39
Rockbridge Village	Atlanta, GA	13,597	3,141	15,944	515	3,141	16,459	—	19,600	(1,293)	2005	6/6/2017	5 - 40

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Irmo Station	Columbia, SC	10,038	3,602	11,859	984	3,602	12,842	2	16,446	(1,339)	1980	7/26/2017	5 - 33
Maynard Crossing	Raleigh, NC	17,449	6,304	22,566	673	6,304	23,239	—	29,543	(2,611)	1996	8/25/2017	5 - 30
Woodmont Village	Atlanta, GA	8,320	2,713	10,030	336	2,713	10,366	—	13,079	(1,108)	2002	9/8/2017	5 - 30
West Town Market	Charlotte, NC	8,503	1,937	12,298	—	1,937	12,298	—	14,235	(1,030)	2004	9/22/2017	5 - 37
Crossorads Market	Naples, FL	18,112	7,044	22,627	126	7,044	22,753	—	29,797	(1,485)	1993	12/5/2017	5 - 40
Roswell Wieuca Shopping Center	Atlanta, GA	—	12,006	18,485	56	12,006	18,537	4	30,547	(1,243)	2007	11/30/2017	5 - 40
Greensboro Village	Nashville, TN	8,250	3,134	10,771	311	3,134	11,082	—	14,216	(915)	2005	4/27/2018	5 - 40
Governors Towne Square	Atlanta, GA	10,976	2,766	13,027	39	2,766	13,066	—	15,832	(821)	2004	4/27/2018	5 - 40
Neopolitan Way	Naples, FL	—	14,401	20,524	472	14,401	20,944	52	35,397	(1,638)	1985	6/26/2018	5 - 35
Conway Plaza	Orlando, FL	9,549	4,202	9,782	823	4,202	10,598	7	14,807	(1,003)	1966	6/29/2018	5 - 30
Brawley Commons	Charlotte, NC	17,963	8,786	18,716	141	8,786	18,857	—	27,643	(1,385)	1997	7/6/2018	5 - 40
Hollymead Town Center	Charlottesville, VA	26,758	7,503	33,009	28	7,503	33,035	2	40,540	(1,189)	2005	12/21/2018	5 - 40
Gayton Crossing	Richmond, VA	17,679	9,109	17,791	341	9,109	18,106	26	27,241	(786)	1983	1/17/2019	5 - 30
Free State Shopping Center	Washington D.C.	46,391	21,443	44,831	23	21,443	44,851	3	66,297	(1,230)	1970	5/28/2019	5 - 35
Polo Grounds Mall	West Palm Beach, FL	13,227	9,057	10,907	68	9,057	10,975	—	20,032	(342)	1966	6/12/2019	5 - 30
Disston Plaza	Tampa-St Petersburg, FL	17,905	5,579	22,048	4	5,579	22,052	—	27,631	(493)	1954	6/12/2019	5 - 35

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Fairfield Shopping Center	Virginia Beach, VA	19,750	12,728	14,526	20	12,728	14,546	—	27,274	(483)	1985	8/16/2019	5 - 30
Berry Town Center	Orlando, FL	12,025	3,062	13,628	—	3,062	13,628	—	16,690	(84)	2003	11/14/2019	5 - 30
Hanover Center	Wilmington, NC	32,000	16,634	40,393	5	16,634	40,392	5	57,031	(95)	1954	12/19/2019	5 - 30

		621,090	285,540	790,134	21,978	285,590	811,657	405	1,097,652	(87,785)

Brookwood Office Center	Birmingham, AL	$30,716	$1,745	$42,661	$230	$1,745	$42,889	$2	$44,636	$(4,151)	2007	8/29/2016	5 - 50
Galleria 75	Atlanta, GA	5,340	15,156	1,512	319	15,156	1,823	8	16,987	(705)	1988	11/4/2016	5 - 25
Three Ravinia	Atlanta, GA	115,500	9,785	154,023	62,065	11,083	213,976	814	225,873	(24,867)	1991	12/30/2016	7 - 39
Westridge	San Antonio, TX	51,834	15,778	58,496	5,617	15,778	64,039	74	79,891	(5,491)	2016	11/13/2017	13 - 50
Armour Yards	Atlanta, GA	40,000	6,756	54,534	318	6,756	54,852	—	61,608	(3,684)	2016	1/29/2018	9 - 50
150 Fayetteville	Raleigh, NC	114,400	16,072	140,467	11,921	16,072	145,155	7,233	168,460	(7,138)	1990	7/31/2018	8 - 50
Capitol Towers	Charlotte, NC	124,814	13,445	174,029	2,421	13,445	176,450	—	189,895	(4,822)	2015	12/20/2018	7 - 50
CAPTRUST Tower	Raleigh, NC	82,650	9,629	115,629	—	9,629	115,629	—	125,258	(1,749)	2009	7/25/2019	5 - 50
251 Armour Drive	Atlanta, GA	—	3,658	1,675	26	3,658	1,674	27	5,359	—	1996	7/31/2019	12 - 45
Morrocroft Centre	Charlotte, NC	—	9,367	89,145	—	9,367	89,145	—	98,512	(130)	2013 - 2017	12/20/2019	5 - 50

		565,254	101,391	832,171	82,917	102,689	905,632	8,158	1,016,479	(52,737)

North by Northwest	Tallahassee, FL	$31,209	$8,281	$36,980	$1,238	$8,281	$38,218	$—	$46,499	$(5,390)	2012	06/01/16	5 - 46
SoL	Tempe, AZ	35,656	7,441	43,830	1,193	7,441	45,006	17	52,464	(6,028)	2010	02/28/17	5 - 42
Stadium Village	Atlanta, GA	45,228	7,930	60,793	716	7,930	61,495	14	69,439	(6,638)	2015	10/27/17	5 - 48
Ursa	Waco, TX	31,400	7,060	48,006	1,037	7,060	49,041	2	56,103	(4,957)	2016	12/18/17	5 - 49

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
The Tradition	College Station, TX	30,000	7,061	67,749	784	7,061	68,512	21	75,594	(6,117)	2017	05/10/18	5 - 44
The Retreat at Orlando	Orlando, FL	47,125	12,317	68,977	1,942	12,317	70,919	—	83,236	(6,319)	2014	05/31/18	5 - 46
The Bloc	Lubbock, TX	28,966	3,771	37,219	908	3,771	37,685	442	41,898	(3,723)	2017	06/27/18	5 - 47
Haven49	Charlotte, NC	—	7,289	85,129	591	7,289	85,654	66	93,009	(3,030)	2019	3/27/2019	5 - 50

		249,584	61,150	448,683	8,409	61,150	456,530	562	518,242	(42,202)

		$2,609,829	$634,771	$3,611,564	$147,880	$635,757	$3,746,565	$11,893	$4,394,215	$(421,551)

(1) The aggregate cost for federal income tax purposes to the Company was approximately $4.3 billion at December 31, 2019.
(2) The costs capitalized subsequent to acquisition amount includes approximately $6.9 million of assets in 2017 which were written off due to damages from Hurricane Harvey.

(in thousands)				For the years ended December 31,
Real estate investments				2019	2018	2017
Balance at the beginning of the year				$3,672,715	$2,735,342	$1,965,487
Acquisitions				679,423	1,003,791	855,115
Improvements				39,259	56,007	39,908
Construction in progress				3,628	(123)	8,388
Write-off of assets no longer in service				(261)	(438)	(7,719)
Disposal of assets				(549)	(121,864)	(125,837)
Balance at the end of the year				$4,394,215	$3,672,715	$2,735,342

Accumulated depreciation
Balance at the beginning of the year				$(272,042)	$(172,756)	$(103,815)
Depreciation (a)				(149,884)	(125,849)	(86,018)
Write-off of assets no longer in service				261	438	2,185
Disposal of assets				114	26,125	14,892
Balance at the end of the year				$(421,551)	$(272,042)	$(172,756)

(a) Represents depreciation expense of real estate assets. Amounts exclude amortization of lease intangible assets.

Schedule IV
Preferred Apartment Communities, Inc.
Mortgage Loans on Real Estate
December 31, 2019

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Real Estate Construction Loan on Multifamily Community	Palisades	Northern VA	8.0%	5/17/2020	(9)	8.0 / 0	$—	$17,270	$17,250	$—

Real Estate Construction Loan on Multifamily Community	Wiregrass	Tampa, FL	15.0%	5/15/2020	(5)	8.5 / 6.5	—	14,976	14,976	—

Real Estate Construction Loan on Multifamily Community	Wiregrass Capital	Tampa, FL	15.0%	5/15/2020	(5)	8.5 / 6.5	—	4,244	4,240	—

Real Estate Construction Loan on Multifamily Community	Berryessa	San Jose, CA	11.5%	2/13/2021	(1)	8.5 / 3.0	—	137,616	115,819	—

Real Estate Construction Loan on Multifamily Community	The Anson	Nashville, TN	13.0%	11/24/2021	(7)	8.5 / 4.5	—	6,240	6,240	—

Real Estate Construction Loan on Multifamily Community	The Anson Capital	Nashville, TN	13.0%	11/24/2021	(7)	8.5 / 4.5	—	5,659	4,440	—

Real Estate Construction Loan on Multifamily Community	Sanibel Straits	Fort Myers, FL	14.0%	2/3/2021	(3)	8.5 / 5.5	—	9,416	8,846	—

Real Estate Construction Loan on Multifamily Community	Sanibel Straits Capital	Fort Myers, FL	14.0%	2/3/2021	(3)	8.5 / 5.5	—	6,193	5,930	—

Real Estate Construction Loan on Multifamily Community	Falls of Forsyth	Atlanta, GA	14.0%	7/11/2020	(3)	8.5 / 5.5	—	22,412	21,513	—

Real Estate Construction Loan on Multifamily Community	Newbergh	Atlanta, GA	14.0%	1/31/2021	(3)	8.5 / 5.5	—	11,749	11,699	—

Real Estate Construction Loan on Multifamily Community	Newbergh Capital	Atlanta, GA	14.0%	1/31/2021	(3)	8.5 / 5.5	—	6,176	5,653	—

Real Estate Construction Loan on Multifamily Community	V & Three	Charlotte, NC	13.5%	8/15/2021	(2)	8.5 / 5.0	—	10,336	10,336	—

Real Estate Construction Loan on Multifamily Community	V & Three Capital	Charlotte, NC	13.5%	8/18/2021	(2)	8.5 / 5.0	—	7,338	6,571	—

Real Estate Construction Loan on Multifamily Community	Hidden River II	Tampa, FL	12.0%	10/11/2022	(4)	8.5 / 3.5	—	4,462	3,012	—

Real Estate Construction Loan on Multifamily Community	Hidden River II Capital	Tampa, FL	12.0%	10/11/2022	(4)	8.5 / 3.5	—	2,763	2,258	—

Real Estate Construction Loan on Multifamily Community	Vintage Destin	Destin, FL	12.5%	3/24/2022	(6)	8.5 / 4.0	—	10,763	8,932	—

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Real Estate Construction Loan on Multifamily Community	Cameron Park	Alexandria, VA	11.5%	10/11/2021	(1)	8.5 / 3.0	—	21,340	18,582	—

Real Estate Construction Loan on Multifamily Community	Cameron Park Capital	Alexandria, VA	11.5%	10/11/2021	(1)	8.5 / 3.0	—	8,850	8,235	—

Real Estate Construction Loan on Multifamily Community	Southpoint	Fredericksburg, VA	12.5%	2/28/2022	(6)	8.5 / 4.0	—	7,348	7,348	—

Real Estate Construction Loan on Multifamily Community	Southpoint Capital	Fredericksburg, VA	12.5%	2/28/2022	(6)	8.5 / 4.0	—	4,962	4,245	—

Real Estate Construction Loan on Multifamily Community	E-Town	Jacksonville, FL	12.0%	6/14/2022	(4)	8.5 / 3.5	—	16,697	14,550	—

Real Estate Construction Loan on Multifamily Community	Vintage Horizon West	Orlando, FL	14.0%	10/11/2022	(3)	8.5 / 5.5	—	10,900	8,275	—

Real Estate Construction Loan on Multifamily Community	Kennesaw Crossing	Atlanta, GA	14.0%	09/01/2023	(3)	8.5 / 5.5	—	14,810	7,616	—

Real Estate Construction Loan on Student Housing Community	Haven 12	Starkville, MS	8.5%	11/30/2020	(8)	8.5 / 0.0	—	6,116	6,116	6,116

Real Estate Construction Loan on Student Housing Community	Solis Kennesaw II	Atlanta, GA	12.5%	5/5/2022	(6)	8.5 / 4.0	—	13,613	12,489	—

Real Estate Construction Loan on Office Property	8 West	Atlanta, GA	13.5%	11/29/2022	(2)	8.5 / 5.0	—	19,193	4,554	—

Real Estate Construction Loan on Grocery Anchored Shopping	Dawson Marketplace	Atlanta, GA	13.5%	1/31/20	(2)	8.5 / 5.0	—	12,857	12,857	—

Total							—	414,299	352,582	6,116

Unamortized loan origination fees							—	—	(1,476)	—

Allowance for loan losses							—	—	(1,624)	—

Carrying amount							$—	$414,299	$349,482	$6,116

(1) Fixed rate, interest only, 8.5% payable monthly and 3.0% accrued
(2) Fixed rate, interest only, 8.0% payable monthly and 5.0% accrued
(3) Fixed rate, interest only, 8.5% payable monthly and 5.5% accrued
(4) Fixed rate, interest only, 8.5% payable monthly and 3.5% accrued
(5) Fixed rate, interest only, 8.5% payable monthly and 6.5% accrued
(6) Fixed rate, interest only, 8.5% payable monthly and 4.0% accrued
(7) Fixed rate, interest only, 8.5% payable monthly and 4.5% accrued
(8) Fixed rate, interest only, 8.5% payable monthly and 0.0% accrued
(9) Fixed rate, interest only, 8.0% payable monthly and 0.0% accrued

Index to Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Reference	Description
2.1	(30)

Stock Purchase Agreement, dated as of January 31, 2020, by and among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., PAC Carveout, LLC, NELL Partners, Inc., NMA Holdings, Inc., Mortwat, LLC, Northside Partners Trust, Nancy Ann Richardson Williams 2017 Children’s Trust, Caitboo Family Trust, Fairmont Green Trust, and Murphy Capital and Advisory Group LLC.

3.1	(2)	Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2	(23)	Fourth Amended and Restated By-laws of Preferred Apartment Communities, Inc.
4.1	(9)	Sixth Amended and Restated Partnership Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto
4.2	(5)	Articles Supplementary for the Series A Redeemable Preferred Stock
4.3	(6)	Articles Supplementary for the Series M Redeemable Preferred Stock
4.4	(10)	Articles Supplementary classifying an additional 900,000 shares of the Series A Redeemable Preferred Stock
4.5	(8)	Articles Supplementary classifying an additional 2,000,000 shares of the Series A Redeemable Preferred Stock
4.7	(11)	Form of Series A Subscription Agreement
4.8	(12)	First Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of January 25, 2017, entered into by Preferred Apartment Communities, Inc.
4.9	(13)	Articles of Amendment Amending the Holder Redemption Options of the Company's Series A Redeemable Preferred Stock
4.10	(18)	Amended and Restated Warrant Agreement dated as of March 14, 2012 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent
4.11	(5)	Form of Global Warrant Certificate
4.12	(19)	Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of October 11, 2013
4.13	(20)	Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of February 23, 2017
4.14	(25)	Articles Supplementary for the Series A1 Redeemable Preferred Stock
4.15	(25)	Articles Supplementary for the Series M1 Redeemable Preferred Stock
4.16	(26)	Second Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of November 7, 2019, entered into by Preferred Apartment Communities, Inc.
4.17	(27)	Form of Series A1 and M1 Subscription Agreement
4.18	(1)	Description of Common Stock
4.19	(1)	Description of Series A Redeemable Preferred Stock

4.20	(1)		Description of Warrant to Purchase Common Stock
4.21	(1)		Description of Series M Redeemable Preferred Stock
4.22	(1)		Description of Series A1 Redeemable Preferred Stock
4.23	(1)		Description of Series M1 Redeemable Preferred Stock
10.1	(9)
Sixth Amended and Restated Management Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.2	(16)
First Amendment to the Sixth Amended and Restated Management Agreement, entered into as of October 5, 2016, effective as of August 29, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.3	(22)
Amendment No. 2 to the Sixth Amended and Restated Management Agreement, effective as of July 1, 2017 and entered into as of August 31, 2017, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.4	(24)
Amendment No. 3 to the Sixth Amended and Restated Management Agreement, effective as of May 3, 2018, among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P. and Preferred Apartment Advisors, LLC

10.5	(28)	*	The Company’s 2019 Stock Incentive Plan
10.6	(3)		Trademark License and Assignment Agreement dated September 17, 2010, but effective as of July 29, 2010, between Preferred Apartment Communities, Inc. and Preferred Apartment Advisors, LLC
10.7	(2)	*	Form of Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2011 Stock Incentive Plan
10.8	(4)		Form of Indemnification Agreement
10.9	(17)	*	Form of Preferred Apartment Communities, Inc. 2017 Class B Unit Award Agreement (3 year)
10.10	(21)	*	Form of Preferred Apartment Communities, Inc. 2018 Class B Unit Award Agreement (3 year)
10.11	(7)		Intellectual Property Assignment and License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.12	(7)		Trademark License Agreement dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.13	(7)		Trademark Assignment dated March 14, 2012 between Preferred Apartment Advisors, LLC and Preferred Apartment Communities, Inc.
10.14	(29)
Sales Agreement dated June 21, 2019 by and between Preferred Apartment Communities, Inc. and RBC Capital Markets, LLC, JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research & Trading, LLC, D.A. Davidson & Co., JMP Securities LLC, and National Securities Corporation.

10.15	(14)
Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.16	(14)
Fourth Amended and Restated Pledge and Security Agreement dated as of August 5, 2016 among Preferred Apartment Communities Operating Partnership, L.P., (the "Borrower"), each of the subsidiaries of the Borrower party thereto and KeyBank National Association

10.17	(14)		Fourth Amended and Restated Guaranty dated as of August 5, 2016 by and among Preferred Apartment Communities, Inc., each of the guarantors party thereto and KeyBank National Association
10.18	(15)		Form of Buy-Sell Agreement with KeyBank National Association
10.19	(27)		Form of Escrow Agreement for Series A1 and M1

10.20	(1)		Consulting Agreement Between Leonard A. Silverstein and Preferred Apartment Communities, Inc.
21	(1)		Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)		Consent of PricewaterhouseCoopers LLP
31.1	(1)		Certification of Daniel M. DuPree, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)		Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)
XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2019, formatted in XBRL: (i) Consolidated balance sheets at December 31, 2019 and December 31, 2018, (ii) consolidated statements of operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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
		(11)
Previously filed with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-211924) filed by the Registrant with the Securities and Exchange Commission on November 8, 2016

		(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 26, 2017
		(13)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014
		(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016
		(15)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015
		(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 5, 2016
		(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 9, 2017
		(18)	Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012
		(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013

(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 24, 2017
(21)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 29, 2018
(22)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 10, 2017
(23)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2018
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2018
(25)	Previously filed with the Form S-3 Registration Statement (Registration No.: 333-233576) filed by the Registrant with the Securities and Exchange Commission on August 30, 2019
(26)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2019
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 2, 2019
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 2, 2019
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 24, 2019
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 3, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 3, 2020	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2020	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel T. Murphy	Chief Executive Officer, President and Director	March 3, 2020
Joel T. Murphy	(Principal Executive Officer)

/s/ John A. Isakson	Chief Financial Officer (Principal Financial Officer)	March 3, 2020
John A. Isakson

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 3, 2020
Michael J. Cronin	(Principal Accounting Officer)

/s/ Steve Bartkowski	Director	March 3, 2020
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 3, 2020
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 3, 2020
Daniel M. DuPree

/s/ William J. Gresham, Jr.	Director	March 3, 2020
William J. Gresham, Jr.

/s/ Howard A. McLure	Director	March 3, 2020
Howard A. McLure

/s/ Leonard A. Silverstein	Director	March 3, 2020
Leonard A. Silverstein

/s/ Timothy A. Peterson	Director	March 3, 2020
Timothy A. Peterson

/s/ John Wiens	Director	March 3, 2020
John Wiens

/s/ Sara J. Finley	Director	March 3, 2020
Sara J. Finley