Form 10-Q
period 2020-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2020-05-11
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 8, 2020 was 47,585,239.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	March 31, 2020	December 31, 2019
Assets
Real estate
Land	$665,585	$635,757
Building and improvements	3,329,579	3,256,223
Tenant improvements	172,136	167,275
Furniture, fixtures, and equipment	341,542	323,381
Construction in progress	16,131	11,893
Gross real estate	4,524,973	4,394,529
Less: accumulated depreciation	(461,957)	(421,551)
Net real estate	4,063,016	3,972,978
Real estate loan investments, net of deferred fee income of $1,500 and $1,460 and allowance for expected
loan loss of $9,796 and $0	292,905	325,790
Real estate loan investments to related parties, net of deferred fee income of $0 and $16, allowance for expected
loan loss of $2,148 and $0 and allowance for doubtful accounts of $1,400 and $1,400	2,568	23,692
Total real estate and real estate loan investments, net	4,358,489	4,322,460

Cash and cash equivalents	120,128	94,381
Restricted cash	43,665	42,872
Notes receivable	7,321	17,079
Note receivable and revolving lines of credit due from related parties	9,011	24,838
Accrued interest receivable on real estate loans	20,186	25,755
Acquired intangible assets, net of amortization of $159,330 and $149,896	154,351	154,803
Deferred loan costs on Revolving Line of Credit, net of amortization of $1,017 and $849	1,118	1,286
Deferred offering costs	3,085	2,147
Tenant lease inducements, net of amortization of $4,007 and $3,567	19,168	19,607
Tenant receivables and other assets	90,877	65,332

Total assets	$4,827,399	$4,770,560

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $42,739 and $42,807	$2,606,251	$2,567,022
Revolving line of credit	191,500	—
Term note payable, net of deferred loan costs of $0 and $511	—	69,489
Unearned purchase option termination fees	2,019	2,859
Deferred revenue	38,782	39,722
Accounts payable and accrued expenses	43,797	42,191
Deferred liability to Former Manager	22,982	—
Contingent liability due to Former Manager	14,911	—
Accrued interest payable	8,707	8,152
Dividends and partnership distributions payable	24,415	23,519
Acquired below market lease intangibles, net of amortization of $26,144 and $23,655	60,481	62,611
Prepaid rent, security deposits, and other liabilities	35,405	20,879
Total liabilities	3,049,250	2,836,444

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 and 2,161 shares
issued; 2,075 and 2,028 shares outstanding at March 31, 2020 and December 31, 2019, respectively	21	20
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 37 and 5 shares
issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
98 and 103 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 2 and zero shares
issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 47,129 and 46,443 shares issued and
outstanding at March 31, 2020 and December 31, 2019, respectively	476	464
Additional paid-in capital	1,969,534	1,938,057
Accumulated (deficit) earnings	(191,040)	(7,244)
Total stockholders' equity	1,778,992	1,931,298
Non-controlling interest	(843)	2,818
Total equity	1,778,149	1,934,116

Total liabilities and equity	$4,827,399	$4,770,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per-share figures)	Three months ended March 31,
	2020	2019
Revenues:
Rental and other property revenues	$111,866	$94,393
Interest income on loans and notes receivable	13,439	11,288
Interest income from related parties	2,537	5,802
Miscellaneous revenues	3,260	23
Total revenues	131,102	111,506

Operating expenses:
Property operating and maintenance	16,800	12,879
Property salary and benefits (including reimbursements of $1,430
and $4,079 to related party)	5,191	4,657
Property management fees (including $894 and $2,467 to related parties)	2,003	3,267
Real estate taxes and insurance	15,525	14,090
General and administrative	6,364	1,420
Equity compensation to directors and executives	230	311
Depreciation and amortization	49,509	45,289
Asset management and general and administrative expense fees to related party	3,099	7,829
Provision for expected credit losses	5,133	—
Management internalization expense	178,793	45
Total operating expenses	282,647	89,787

Waived asset management and general and administrative expense fees	(1,136)	(2,629)

Net operating expenses	281,511	87,158

Operating (loss) income before gain on sale of trading investment	(150,409)	24,348
Gain on sale of trading investment	—	4
Operating (loss) income	(150,409)	24,352
Interest expense	29,593	26,756
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	141
Loss on extinguishment of debt	—	(17)
Gain on land condemnation	479	—

Net loss	(179,523)	(2,280)
Consolidated net loss (income) attributable to non-controlling interests	3,141	(492)

Net loss attributable to the Company	(176,382)	(2,772)

Dividends declared to preferred stockholders	(33,068)	(25,539)
Earnings attributable to unvested restricted stock	(2)	(2)

Net loss attributable to common stockholders	$(209,452)	$(28,313)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(4.44)	$(0.66)

Weighted average number of shares of Common Stock outstanding,
basic and diluted	47,129	42,680

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the three-month periods ended March 31, 2020 and 2019

(In thousands, except dividend per-share figures)	Series A, Series A1, Series M and Series M1 Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2020	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116
Cumulative adjustment to reflect the adoption of ASU 2016-13	—	—	—	(7,414)	(7,414)	—	(7,414)
Issuance of Series A preferred shares	1	—	64,483	—	64,484	—	64,484
Issuance of Series A1/M1 preferred shares	—	—	34,069	—	34,069	—	34,069
Exercise of warrants	—	—	8	—	8	—	8
Redemptions of Series A preferred stock	—	11	(9,911)	—	(9,900)	—	(9,900)
Syndication and offering costs	—	—	(12,360)	—	(12,360)	—	(12,360)
Equity compensation to executives and directors	—	—	156	—	156	—	156
Conversion of Class A to common stock	—	1	1,104	—	1,105	(1,105)	—
Current period amortization of Class B Units	—	—	—	—	—	74	74
Net income (loss)	—	—	—	(176,382)	(176,382)	(3,141)	(179,523)
Contributions from minority holders	—	—	—	—	—	201	201
Reallocation of minority interest in PAC OP	—	—	(513)	—	(513)	513	—
Distributions to minority holders	—	—	—	—	—	(203)	(203)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(31,100)	—	(31,100)	—	(31,100)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,746)	—	(1,746)	—	(1,746)
Dividends to Series A1/M1 preferred stockholders
($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(222)	—	(222)	—	(222)
Dividends to common stockholders ($0.2625 per share)	—	—	(12,491)	—	(12,491)	—	(12,491)
Balance at March 31, 2020	$22	$476	$1,969,534	$(191,040)	$1,778,992	$(843)	$1,778,149

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the three-month periods ended March 31, 2020 and 2019

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Units	2	—	128,680	—	128,682	—	128,682
Issuance of mShares	—	—	12,472	—	12,472	—	12,472
Redemptions of Series A Preferred Stock	—	10	(2,015)	—	(2,005)	—	(2,005)
Exercises of Warrants	—	3	4,245	—	4,248	—	4,248
Syndication and offering costs	—	—	(14,281)	—	(14,281)	—	(14,281)
Equity compensation to executives and directors	—	—	159	—	159	—	159
Conversion of Class A Units to Common Stock	—	1	526	—	527	(527)	—
Current period amortization of Class B Units	—	—	—	—	—	152	152
Net income	—	—	—	(2,772)	(2,772)	492	(2,280)
Reallocation adjustment to non-controlling interests	—	—	818	—	818	(818)	—
Distributions to non-controlling interests	—	—	—	—	—	(229)	(229)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(27,418)	2,685	(24,733)	—	(24,733)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(893)	87	(806)	—	(806)
Dividends to common stockholders ($0.26 per share)	—	—	(11,195)	—	(11,195)	—	(11,195)
Balance at March 31, 2019	$18	$432	$1,698,810	$—	$1,699,260	$309	$1,699,569

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

(In thousands)	Three-month periods ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(179,523)	$(2,280)
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	49,509	45,289
Amortization of above and below market leases	(1,705)	(1,436)
Deferred revenues and fee income amortization	(1,269)	(1,498)
Purchase option termination fee amortization	(4,040)	(4,233)
Amortization of equity compensation, lease incentives, and other noncash expenses	849	805
Deferred loan cost amortization	1,781	1,552
(Increase) in accrued interest income on real estate loan investments	(3,296)	(3,551)
Receipt of accrued interest income on real estate loans	8,865	—
Gain on sale of trading investment	—	(4)
Gain on land condemnation, net of expenses	(479)	—
Cash received for purchase option terminations	4,800	1,330
Loss on extinguishment of debt	—	17
Increase in provision for expected credit losses	5,133	—
Mortgage interest received from consolidated VIEs	—	2,598
Mortgage interest paid to other participants of consolidated VIEs	—	(2,598)
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(10,775)	(8,376)
(Increase) in tenant lease incentives	—	(102)
Increase in accounts payable and accrued expenses	24,190	1,290
Increase in deferred liability to Former Manager	22,851	—
Increase in Contingent liability	15,000	—
Decrease in accrued interest, prepaid rents and other liabilities	(1,282)	(2,441)
Net cash provided by operating activities	(69,391)	26,362

Investing activities:
Investments in real estate loans	(11,631)	(29,795)
Repayments of real estate loans	53,896	—
Notes receivable issued	(249)	(1,890)
Notes receivable repaid	10,041	—
Note receivable issued to and draws on line of credit by related parties	(9,624)	(13,952)
Repayments of notes receivable and lines of credit by related parties	4,546	8,330
Origination fees received on real estate loan investments	267	801
Origination fees paid to Former Manager on real estate loan investments	—	(401)
Purchases of mortgage backed securities (K program), net of acquisition costs	—	(30,934)
Mortgage principal received from consolidated VIEs	—	679
Proceeds from sales of mortgage-backed securities	—	53,445
Acquisition of properties	(125,107)	(32,540)
Receipt of insurance proceeds for capital improvements	—	746
Proceeds from land condemnation	738	—
Additions to real estate assets - improvements	(12,817)	(7,917)
Deposits (paid) on acquisitions	(915)	(511)
Net cash used in investing activities	(90,855)	(53,939)

Financing activities:
Proceeds from mortgage notes payable	81,413	57,275
Repayments of mortgage notes payable	(42,252)	(38,324)
Payments for deposits and other mortgage loan costs	(1,694)	(996)
Payments to real estate loan participants	—	(5,223)
Proceeds from lines of credit	284,000	126,200
Payments on lines of credit	(92,500)	(166,200)
Repayment of the Term Loan	(70,000)	—
Mortgage principal paid to other participants of consolidated VIEs	—	(679)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

(In thousands)	Three-month periods ended March 31,
	2020	2019
Proceeds from repurchase agreements	—	4,857
Repayments of repurchase agreements	—	(4,857)
Proceeds from the sales of preferred stock and Units, net of offering costs	89,398	128,573
Proceeds from exercises of Warrants	44	3,921
Payments for redemptions of preferred stock	(9,890)	(2,006)
Common Stock dividends paid	(12,156)	(10,840)
Dividends paid to preferred stock and Class A Unitholders	(32,732)	(25,097)
Payments for deferred offering costs	(7,042)	(832)
Contributions from non-controlling interests	197	—

Net cash provided by financing activities	186,786	65,772

Net increase in cash, cash equivalents and restricted cash	26,540	38,195
Cash, cash equivalents and restricted cash, beginning of year	137,253	87,690
Cash, cash equivalents and restricted cash, end of period	$163,793	$125,885

Supplemental cash flow information:
Cash paid for interest	$27,190	$24,318

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$5,552	$7,308
Writeoff of fully depreciated or amortized assets and liabilities	$—	$158
Writeoff of fully amortized deferred loan costs	$718	$415
Consolidation of assets of VIEs	$—	$544,869
Noncash extinguishment of notes receivable	$20,865	$—
Dividends payable - Common Stock	$12,491	$11,195
Dividends payable - Series A Preferred Stock	$10,373	$8,447
Dividends payable - mShares Preferred Stock	$1,229	$549
Dividends payable - A1/M1 Preferred Stock	$138	$—
Dividends declared but not yet due and payable	$184	$93
Partnership distributions payable to non-controlling interests	$203	$229
Accrued and payable deferred offering costs	$880	$740
Offering cost reimbursement to related party	$40	$465
Reclass of offering costs from deferred asset to equity	$3,189	$1,700
Loan receivables converted to equity for property acquisition	$—	$47,797
Fair value issuances of equity compensation	$226	$384
Mortgage loans assumed on acquisitions	$—	$41,550
Operating lease liabilities assumed from the Former Manager	$15,912	$—

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

1.	Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS) is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers, Class A office buildings, and student housing properties. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans for multifamily properties. As of March 31, 2020, the Company owned or was invested in 123 properties in 15 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until the Company acquired the Former Manager and NMP Advisors, LLC (the "Sub-Manager"), or the Internalization, on January 31, 2020. Prior to the Internalization transaction, according to the Sixth Amended and Restated Management Agreement, effective as of June 3, 2016, among the Company, the Operating Partnership, and the Former Manager, or the Former Management Agreement, the Company paid acquisition fees and other fees and expense reimbursements to the Former Manager. Following the Internalization transaction that closed on January 31, 2020, the Company no longer pays any fees or expense reimbursements to its Former Manager (see Note 6).

As of March 31, 2020, the Company had 47,578,631 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.4% owner of the Preferred Apartment Communities Operating Partnership, L.P., the Company's operating partnership, at that date. The number of partnership units not owned by the Company totaled 774,687 at March 31, 2020 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controlled the Operating Partnership through its sole general partner interest and conducted substantially all of its business through the Operating Partnership until January 31, 2020. Beginning February 1, 2020, the Company conducts substantially all of its business through PAC Carveout, LLC, or Carveout, a wholly-owned subsidiary of the Operating Partnership. Carveout intends to elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2020. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owns and conducts the business of our portfolio of off-campus student housing communities. Each of these entities are indirect wholly-owned subsidiaries of the Operating Partnership.

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These condensed financial statements were derived from audited financial statements, but do not contain all the disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended March 31, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, that will continue to have an adverse impact on economic and market conditions and trigger a period of economic slowdown in the United States and globally. The potential reach, severity and duration of impacts of the COVID-19 pandemic will cause our estimates and forecasts of future events to be inherently less certain. Actual results could differ from those estimates. Amounts are presented in thousands where indicated.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

Reclassification Adjustments

The Company recorded certain reclassification adjustments on its Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2019, to conform prior period presentation to the current presentation reflective of the internalized structure as shown in the table below. None of these reclassification adjustments were due to error or misstatement.

	For the three-month period ended March 31, 2019
	As reported in Quarterly Report on Form 10-Q at March 31, 2019	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at March 31, 2020
(in thousands)
Rental revenues	$92,238	$(92,238)	$—
Other property revenues	$2,178	$(2,178)	$—
Miscellaneous revenues	$—	$23	$23

Rental and other property revenues	$—	$94,393	$94,393

Operating expenses:
Property operating and maintenance	$10,792	$2,087	$12,879
Real estate taxes	$12,500	$(12,500)	$—
Real estate taxes and insurance	$—	$14,090	$14,090
General and administrative	$2,614	$(1,194)	$1,420
Insurance, professional fees and other expenses	$2,528	$(2,528)	$—
Management internalization expense	$—	$45	$45

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

2.	Summary of Significant Accounting Policies

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

Current expected credit losses on real estate loan investments

The Company carries its investments in real estate loans at amortized cost that consists of drawn amounts on the loans, net of unamortized deferred loan origination fees and current expected credit losses.

On January 1, 2020, the Company adopted ASU 2016-13, that replaced the incurred loss model with an expected loss model for instruments measured at amortized cost, and requires entities to record credit allowances for total expected future losses on financial assets at the outset of each loan. For each loan in which the Company is the lender, the amount of protection afforded to the Company is estimated to be the excess of the future estimated fair market value of the developed property over the developer’s related obligations (including the Company’s mezzanine or member loan(s)), other loans senior to the Company's, the expected future balance of accrued interest and any other obligations related to the project’s funding. The excess represents the amount of equity dollars in each real estate project plus profit expected to be realized by the developer on the project, both of which are in a subordinate position to the Company's real estate loan investments. This numeric result is expressed as a percentage of the property's expected future fair value (a "loss reserve ratio"), which is then pooled into ranges of loss percentages that was derived from company-specific loss experience. The product of this indicated loss reserve ratio and the expected fully-funded balance (inclusive of an expected future balance of accrued interest) is the initial total expected credit loss reserve. Over the life of the loan, the initial reserve is reevaluated for potential reduction at the achievement of certain milestones in construction and lease-up progress as the project approaches completion and the loan approaches maturity, given no unforeseen degradation in project performance or failure to adhere to the terms of the loan by the borrower/developer. Finally, the loss reserve may be further refined by the Company due to any subjective qualitative factors deemed pertinent and worthy of reflection.

The Company implemented this new guidance by applying this model to its existing portfolio of real estate loan investments using the modified retrospective method and in doing so, recorded a cumulative effect adjustment to retained earnings on January 1, 2020. See note 4.

The Company's notes and lines of credit receivable are unsecured and so are assessed for expected future credit loss by individually assessing the expected profit from current development projects in progress, as well as the viability of the personal guarantees of the borrowers.

The Company's real estate loan investments are collateralized by real estate development projects and secured further by guaranties of repayment from one or more of the borrowers. The Company's lines of credit receivable are typically only collateralized by personal guaranties, but occasionally may be cross-collateralized by interests in other real estate projects. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates are considered. Such analyses are completed and reviewed by management, utilizing various data sources, including periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, capitalization and discount rates and site inspections.

See the Revenue Recognition section of this Note for other loan-related policy disclosures required by ASC 310-10-50-6.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

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

The Company evaluated the various ancillary revenues within its multifamily leases, including resident utility reimbursements. Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient under Lease Accounting, ASC 842, paragraph 10-15-42A, to elect reporting the lease component and non-lease components as one single component within the rental and other property revenues line on the Consolidated Statements of Operations. Revenue from utility reimbursements are considered variable lease payments and are recognized in the period in which the related expenses are incurred.

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

Base rental revenue from tenants' operating leases is a lease component revenue in the Company's grocery-anchored shopping centers and office properties and is recognized on a straight-line basis over the term of the lease. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs represent non-lease component revenue. Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient under ASC 842, Leases, paragraph 10-15-42A, to elect reporting the lease component and non-lease components as one single component under rental and other property revenues

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

recognized in accordance with ASC 842. Revenue from reimbursements are considered variable lease payments and are recognized in the period in which the related expenses are incurred. The Company does not record income and offsetting expense for certain variable costs paid directly to third parties by lessees on behalf of lessors.

Non-lease components which do not qualify under the practical expedient primarily include lease termination income and other ancillary revenue (e.g. application fees, license fees, late fees and tenant billbacks). Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company evaluated the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. In performing a detailed review of each tenant, we determined if the balances were paid in the subsequent month, if if the tenant had requested rent relief in the subsequent month due to COVID-19 circumstances, if the tenant was a credit tenant that was not typically late, and if the tenant had a security deposit on hand. If collection of substantially all of the outstanding balance is not probable, the tenant's rental revenue is recognized on a cash basis and all accrued balances are written off to rental revenue.

The Company evaluates the collectability of these amounts and recognizes revenue related to tenants where collectability is deemed probable, in accordance with ASC 842-30-25-12. Upon adoption of ASC 842, the Company began recording amounts not deemed probable of collection as a reduction of rental and other property revenues, as applicable.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Lessee accounting

The Company has evaluated its leases for which it is the lessee to determine the value of any right of use assets and related lease liabilities. All of these leases qualify as operating leases. The Company has three ground leases related to our office and grocery-anchored shopping center assets, one of which had been recorded at fair value on the Company's balance sheet at acquisition due to a purchase option the Company deemed probable of exercising. These ground leases generally have extended terms (e.g. over twenty years with multiple renewal options) and generally have base rent with CPI-based increases. The Company evaluated its renewal option periods in quantifying its asset and liability related to these ground leases. In determining the value of its right of use asset and lease liability, the Company used discount rates comparable to recent loan rates obtained on comparative properties within its portfolio. The Company is also the lessee of office space for its corporate headquarters and of furniture and office equipment, which generally are three to five years in duration with minimal rent increases. The Company’s right of use asset and related lease liability in accordance with ASC 842-20-30 related to these leases are recorded within the Tenant Receivables and Other Assets and the Security Deposits and Other Liabilities line items of the balance sheet, respectively. Lease expense for ground leases and furniture and office equipment located at the Company's properties is included in the consolidated statements of operations within property operations and maintenance and expense for office rent and furniture and office equipment in the Company's corporate headquarters are included in general and administrative expense. See note 12 for more disclosures related to the Company's right of use assets and lease liabilities.

New Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
Recently Adopted Accounting Guidance
ASU 2016-13, Financial Instruments - Credit Losses (ASC 326)
ASU 2016-03 ("CECL") changes how entities will measure credit losses for most financial assets, including loans, which are not measured at fair value through net income. The guidance replaces the existing incurred loss model with an expected loss model for instruments measured at amortized cost, and requires entities to record credit allowances for financial assets rather than reduce the carrying amount, as they do today under the other-than temporary impairment model.
January 1, 2020
Implementation of the new guidance on accounting for financial assets was limited to our real estate loan investments. We have developed a model that derives a reserve ratio based upon the amount of financial protection afforded each instrument. For each loan in which we are the lender, the amount of protection afforded to us is estimated to be the excess of the future estimated fair market value of the developed property over the commitment amount of each loan (including other loans senior to the Company’s), inclusive of accrued interest and other related receivables. The excess represents the amount of equity dollars in each real estate project, which are in a subordinate position to our real estate loan investments. We implemented this new guidance using the modified retrospective basis by recording a cumulative effect adjustment to retained earnings on January 1, 2020 of approximately $7.4 million.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
Recently Issued Accounting Guidance Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The new standard enables affected entities to elect from a series of practical expedients designed to ease the transition from referenced base rates within contracts designated to be replaced by Reference Rate Reform.
The amendments are effective March 12, 2020 through December 31, 2022.
ASU 2020-04 will potentially be applicable to the Company's variable-rate debt instruments for which the Company is the borrower, which bear interest at a spread over the 1-month London Interbank Offer Rate (1-month LIBOR). Among the practical expedients are the option to elect prospective adjustment of the effective interest rate, foregoing reassessment of any instruments under loan modification rules. The Company is monitoring developments pertaining to Reference Rate Reform and does not currently anticipate ASU 2020-04 to have a material effect on its results of operations.

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	March 31, 2020		December 31, 2019
Multifamily communities:
Properties (1)	35	(1, 2)	34
Units	10,637		10,245
New Market Properties:
Properties	54	(2)	52
Gross leasable area (square feet) (3)	6,208,278		6,041,629
Student housing properties:
Properties	8	(2)	8
Units	2,011		2,011
Beds	6,095		6,095
Preferred Office Properties:
Properties	9	(2, 4)	10
Rentable square feet	3,169,000		3,204,000

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

(4) Excludes our 251 Armour property, comprising 35,000 rentable square feet that is under development.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Impacts of COVID-19 Pandemic

The COVID-19 pandemic emerged in December 2019 and has since spread globally, including to every state in the United States. On March 13, 2020, the United States declared a national emergency. Since that time, efforts to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders. The restrictions have resulted in impacts to earnings for commercial real estate, which in turn is expected to affect asset valuations to some degree. The Company does not consider this event to be a triggering event, since no evidence of declining valuations of any consequence have emerged to cause a triggering event, as evidenced by step one analyses performed on a sample of its properties from each segment. The Company found a significant amount of cushion between the asset’s book value and the undiscounted cash flows for the properties evaluated.

The Company's monthly rent collections for the three-month period ended March 31, 2020 have been approximately level across the Company's segments, with a minor dip in collections in March for in-line retail tenants, as such tenants are generally smaller operations that are likely have less access to adequate sources of liquidity to weather economic downturns than grocery anchor tenants and many office tenants. The closure of several in-line tenant businesses and monthly rent collections are beginning to fall. Within our multifamily communities, despite the fact that collections of rents had not yet begun to decline as of March 2020, the Company offered rent deferral plans for the months of April and May 2020. Any deferred rents would be due over the remaining lease term of the individual tenants. Any uncollected deferred rent amounts will be deemed uncollectible. For office tenants, the company evaluated all delinquent receivable balances by performing a detailed review of each tenant. In this review, we determined if the balances were paid in the subsequent month, if tenant had requested rent relief in the subsequent month due to COVID-19 circumstances, if the tenant was a credit tenant that was not typically late, and if the tenant had a security deposit on hand. If the likelihood of the tenant submitting payment was deemed to be less than probable based on the aforementioned criteria, we determined the tenant as being an “at risk” tenant and revenue would be recognized on a cash basis.

Multifamily communities acquired

During the three-month period ended March 31, 2020, the Company completed the acquisition of Altis Wiregrass Ranch, a 392-unit multifamily community located in Tampa, Florida.

The aggregate purchase price of the multifamily acquisition was approximately $84.0 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities. The Company acquired no multifamily communities during the three-month period ended March 31, 2019.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Multifamily Community acquired during the three-month period ended
(In thousands, except amortization period data)	March 31, 2020

Land	$6,842
Buildings and improvements	57,186
Furniture, fixtures and equipment	15,522
Lease intangibles	4,595
Prepaids & other assets	24
Accrued taxes	(273)
Security deposits, prepaid rents, and other liabilities	(318)

Net assets acquired	$83,578

Cash paid	$83,578
Mortgage debt, net	—

Total consideration	$83,578

Three-months ended March 31, 2020
Revenue	$—
Net income (loss)	$(240)

Capitalized acquisition costs incurred by the Company	$171
Acquisition costs paid to related party (included above)	$—
Remaining amortization period of intangible
assets and liabilities (months)	17.5

Student housing properties acquired

The Company had no acquisitions of student housing property assets during the three-month period ended March 31, 2020.

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
March 31, 2020

The Company allocated the asset's fair value and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Student housing property acquired during the three-month period ended
(In thousands, except amortization period data)	March 31, 2019

Land	$7,289
Buildings and improvements	68,163
Furniture, fixtures and equipment	16,966
Lease intangibles	983
Accrued taxes	(158)
Security deposits, prepaid rents, and other liabilities	(2,579)

Net assets acquired	$90,664

Satisfaction of loan receivables	$46,397
Cash paid	2,717
Mortgage debt, net	41,550

Total consideration	$90,664

Three-months ended March 31, 2019
Revenue	$1,991
Net income (loss)	$94

Capitalized acquisition costs incurred by the Company	$1,016
Acquisition costs paid to related party	$936

Remaining amortization period of intangible
assets and liabilities (months)	—

Student housing properties

On March 20, 2020, we delivered a written termination notice to the prospective purchaser of six of our student housing properties for their failure to consummate the purchase. Accordingly, we received an additional $2.75 million of forfeited earnest money as liquidated damages.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

New Market Properties assets acquired

During the three-month periods ended March 31, 2020 and 2019, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

3/19/2020	Midway Market	Dallas, Texas	85,599
1/29/2020	Wakefield Crossing	Raleigh, North Carolina	75,927

			161,526

1/17/2019	Gayton Crossing	Richmond, Virginia	158,316

The aggregate purchase price of the New Market Properties acquisitions for the three-month periods ended March 31, 2020 and 2019 was approximately $27.7 million and $29.0 million respectively, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisitions during the three-month periods ended March 31,
(In thousands, except amortization period data)	2020	2019

Land	$9,328	$9,109
Buildings and improvements	12,264	17,093
Tenant improvements	2,099	698
In-place leases	3,043	2,609
Above market leases	107	754
Leasing costs	1,237	769
Below market leases	(359)	(1,515)
Prepaid taxes and other assets	61	34
Security deposits, prepaid rents, and other	(249)	(146)

Net assets acquired	$27,531	$29,405

Cash paid	$19,640	$11,405
Mortgage debt	7,891	18,000

Total consideration	$27,531	$29,405

Three-month period ended March 31, 2020:
Revenue	$408	$691
Net income (loss)	$45	$(90)

Three-month period ended March 31, 2019:
Revenue	$—	$595
Net income (loss)	$—	$(141)

Capitalized acquisition costs incurred by the Company	$470	$569
Capitalized acquisition costs paid to related party (included above)	$249	$300
Remaining amortization period of intangible
assets and liabilities (years)	10.4	7.8

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

The Company recorded aggregate amortization and depreciation expense of:

	Three-month periods ended March 31,
(In thousands)	2020	2019
Depreciation:
Buildings and improvements	$28,007	$22,987
Furniture, fixtures, and equipment	12,388	13,133
	40,395	36,120
Amortization:
Acquired intangible assets	8,650	8,945
Deferred leasing costs	415	178
Website development costs	49	46
Total depreciation and amortization	$49,509	$45,289

At March 31, 2020, the Company had recorded acquired gross intangible assets of $313.7 million, accumulated amortization of $159.3 million, gross intangible liabilities of $86.6 million and accumulated amortization of $26.1 million. Net intangible assets and liabilities as of March 31, 2020 will be amortized over the weighted average remaining amortization periods of approximately 7.2 and 9.1 years, respectively.

At March 31, 2020, the Company had restricted cash of approximately $20.7 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

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
Effective May 7, 2018, the Company terminated its purchase options on the Bishop Street multifamily community and the Haven Charlotte student housing property, both of which were partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $5.6 million from the developers.  For the three-month period ended March 31, 2019, the Company recorded approximately $3.1 million of interest revenue related to these purchase option terminations.
Effective January 1, 2019, the Company terminated its purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $9.1 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $1.5 million and $1.2 million of interest revenue related to these purchase option terminations for the three-month periods ended March 31, 2020 and 2019, respectively. Effective March 6, 2020, the Company terminated its purchase option on the Falls at Forsyth multifamily community for $2.5 million.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

	March 31, 2020	December 31, 2019
Number of loans	24	27
Number of underlying properties in development	17	19
(In thousands)
Drawn amount	$310,317	$352,582
Deferred loan origination fees	(1,500)	(1,476)
Allowance for loan losses	(13,344)	(1,400)
Carrying value	$295,473	$349,706

Unfunded loan commitments	$62,866	$61,718
Weighted average current interest, per annum (paid monthly)	8.47%	8.48%
Weighted average accrued interest, per annum	3.54%	3.85%

(In thousands)	Principal balance	Deferred loan origination fees	Loan loss allowance	Credit Losses Reserve (CECL)	Carrying value
Balances as of December 31, 2019	$352,582	$(1,476)	$(1,400)	$—	$349,706
Opening CECL reserve	—	—	—	(7,414)	(7,414)
Loan fundings	11,631	—	—	—	11,631
Loan repayments	(53,896)	—	—	—	(53,896)
Loan origination fees collected	—	(267)	—	—	(267)
Amortization of loan origination fees	—	243		—	243
Reductions in reserves due to loan repayments	—	—	—	245	245
Provision for credit losses	—	—	—	(4,775)	(4,775)
Balances as of March 31, 2020	$310,317	$(1,500)	$(1,400)	$(11,944)	$295,473

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(In thousands)
Residential properties	23	$289,616	$353,989	98%
New Market Properties	—	—	—	—%
Preferred Office Properties	1	5,857	19,193	2%
Balances as of March 31, 2020	24	$295,473	$373,182

On February 28, 2020, the Company closed on a real estate loan investment of up to approximately $13.4 million in partial support of a 256-unit multifamily community to be located in Charlotte, North Carolina. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 5.5% per annum and matures on February 28, 2025.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

As discussed in note 2, the Company established total expected credit losses against its existing portfolio of real estate loan investments on January 1, 2020. In doing so, it recorded a cumulative effect reduction adjustment to retained earnings of approximately $7.4 million. For the quarter ended March 31, 2020, the Company recorded an aggregate net increase in its provision for expected credit losses of approximately $4.5 million.

As described in note 2, the Company assesses the credit quality of its real estate loan investments by a calculated loss reserve ratio, which is an internally-developed credit quality indicator. Loss reserve ratios reflect the amount of protection afforded by the amount of equity and debt financing subordinate to the Company's position in the project; higher reserve ratios reflect a lower amount of invested dollars junior to the Company's position. The following table presents the Company's aggregation of loan amounts by final reserve ratio as of March 31, 2020:

Final reserve ratio	Number of loans	Total amount due (in thousands)
0.50%	3	$56,904
1.00%	1	6,370
1.50%	9	109,735
3.00%	2	28,992
4.00%	1	125,778
36.26%	1	5,924

	17	$333,703

The COVID-19 pandemic has, and will continue to have, impacts upon the development activity underlying our real estate loan investments, including the availability of labor, the supply and availability of construction materials and the ability to achieve leased stabilization. The Company's Berryessa real estate loan investment carries a 4% final reserve ratio at March 31, 2020. The project is experiencing a temporary construction delay due to effects of the COVID-19 pandemic but is expected to resume shortly. The Company assesses its real estate loan investment portfolio for impacts from COVID-19 at the outset of the project, as well as both quantitatively and qualitatively at the achievement of construction and leasing milestones during the projects' lives.

The Company can make no assurances that economic or industry conditions or other circumstances will not lead to increases in allowances for credit losses.

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

The Company's Starkville loan has been in default since August 20, 2019 under the terms of the underlying mezzanine loan agreement. During the fourth quarter of 2019, the Company recorded a specific loan loss reserve related to this loan totaling $1.4 million, reducing its net investment in the Starkville loan from $7.3 million, including accrued interest of $1.2 million, to a carrying amount of $5.9 million. Additionally, in the first quarter of 2020, the Company also recorded a total of $2.1 million in reserves pertaining to this loan under ASU 2016-03, reducing its carrying amount to $3.8 million as of March 31, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

At March 31, 2020, the Company's portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				March 31, 2020	December 31, 2019
(In thousands)
Preferred Capital Marketing Services, LLC (1,7)	N/A	N/A	$—	$—	$650	N/A
Preferred Apartment Advisors, LLC (1,2,8)	N/A	N/A	—	—	15,178	N/A
Haven Campus Communities, LLC (1,3)	6/11/2014	12/31/2018	11,660	9,011	9,011	8%
Oxford Capital Partners, LLC (4,5)	10/5/2015	6/30/2020	8,000	5,577	5,438	10%
Mulberry Development Group, LLC (5)	3/31/2016	6/30/2020	750	525	525	12%
360 Capital Company, LLC (5,6)	5/24/2016	12/31/2020	3,400	1,218	3,394	12%
360 Capital Company, LLC (9)	N/A	N/A	—	—	7,754	N/A
Unamortized loan fees				—	(33)

			$23,810	$16,331	$41,917

(1) See related party disclosure in Note 6.
(2) The amounts payable under this revolving credit line were collateralized by an assignment of the Former Manager's rights to fees due under the Sixth Amended and Restated Management Agreement between the Company and the Former Manager, or the Management Agreement.

(3) The amount payable under the note is collateralized by one of the principals of the borrower's 49.49% interest in an unrelated shopping center located in Atlanta, Georgia and a personal guaranty of repayment by the principals of the borrower.

(4) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2.0 million, are collateralized by a personal guaranty of repayment by the principals of the borrower.

(5) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.
(6) The amount payable under the note is collateralized by the developer's interest in the Fort Myers multifamily community project and a personal guaranty of repayment by the principals of the borrower.

(7) The line of credit extended to Preferred Capital Marketing Services, with a total commitment of $1.5 million, was eliminated as part of the Internalization transaction discussed in note 6.
(8) The line of credit extended to PAA, with a total commitment of $24 million, was eliminated as part of the Internalization transaction discussed in note 6.
(9) The line of credit extended to 360 Capital Company, with a total commitment of $8 million, was paid off during the first quarter.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through March 31, 2020 was approximately $1.3 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three month periods ended March 31,
(In thousands)	2020	2019
Real estate loans:
Current interest	$7,357	$7,469
Additional accrued interest	3,295	3,385
Loan origination fee amortization	277	315
Purchase option termination fee amortization	4,040	4,233
Default interest	62	—

Total real estate loan revenue	15,031	15,402
Notes and lines of credit	912	1,490
Bank and money market accounts	33	—
Agency mortgage-backed securities	—	198

Interest income on loans and notes receivable	$15,976	$17,090

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2020 of approximately $310.3 million. The maximum aggregate amount of loans to be funded as of March 31, 2020 was approximately $373.2 million, which includes approximately $62.9 million of loan committed amounts not yet funded.
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
The Company is subject to a geographic concentration of risk that could be considered significant with regard to the Newbergh, Newbergh Capital, Solis Kennesaw II, 8West and Kennesaw Crossing real estate loan investments, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount, in addition to outstanding accrued interest, for these loans as of March 31, 2020 totaled approximately $49.8 million (with a total commitment amount of approximately $65.5 million). The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Sanibel Straits, Sanibel Straits Capital, E-Town, Vintage Destin, Hidden River, Hidden River Capital and Vintage Horizon West real estate loan investments, all of which are partially supporting various real estate projects in Florida. The drawn amount, in addition to outstanding accrued interest, for these loans as of March 31, 2020 totaled approximately $57.2 million (with a total commitment amount of approximately $61.2 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Freddie Mac K Program investments

On May 23, 2018, the Company purchased a subordinate tranche of Series 2018-ML04, a pool of 20 multifamily mortgages with a total pool size of approximately $276.3 million, from Freddie Mac. The purchase price of the subordinate tranche was approximately $4.7 million. On December 10, 2019, the Company sold its investment in Series 2018-ML04 for $6.2 million.

On March 28, 2019, the Company purchased a subordinate tranche of Series 2019-ML05, a pool of 21 multifamily mortgages with a total pool size of approximately $295.7 million, from Freddie Mac. The Company's tranche of the 2019-ML05 pool paid monthly interest of approximately $103,000. The purchase price of the subordinate tranche was approximately $18.4 million. On December 17, 2019, the Company sold its investment in Series 2019-ML05 for $20.4 million.

5. Redeemable Preferred Stock and Equity Offerings
On February 14, 2020, the Company's offering of a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock, par value $0.01 per share, and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering") expired. See note 6 for discussion regarding a termination fee agreement with and payment to Preferred Capital Securities, LLC, or PCS, an affiliate of the Company, in conjunction with the Company's winding down of the $1.5 Billion Unit Offering.

At March 31, 2020, the Company's active equity offerings consisted of:

•
an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering"); and

•
an offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering").

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

Cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)			Deferred Offering Costs
Offering	Total offering	Gross proceeds as of March 31, 2020	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
$1.5 Billion Unit Offering (2)	1,500,000	1,236,414	15,099	—	15,099	115,645	130,744
Series A1/M1 Offering	1,000,000	38,805	74	1,839	1,913	3,854	5,767
2019 Shelf Offering	400,000	—	—	858	858	—	858

Total	$2,900,000	$1,275,219	$15,173	$2,697	$17,870	$119,499	$137,369

(1) These offering costs specifically identifiable to offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

(2) The $1.5 Billion Unit Offering expired on February 14, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

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

Aggregate offering expenses of the Series A1/M1 Preferred Stock Offering, including selling commissions and dealer manager fees for the Series A1 Preferred Stock and only dealer manager fees for the Series M1 Preferred Stock, are capped at 12.0% of aggregate gross proceeds of the offering. The Company could have reimbursed its Former Manager up to 2.0% of the gross proceeds of such offerings for all organization and offering expenses that were incurred by the Former Manager through the date of the Internalization. However, upon approval by the conflicts committee of the board of directors, the Company could have reimbursed its Former Manager for any such organization and offering expenses incurred above the 2.0% amount as permitted by the Financial Industry Regulatory Authority, or FINRA. Dealer manager fees and sales commissions for the Series A1/M1 Preferred Stock Offering are not reimbursable.

The shares are being offered by PCS on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the Series A1/M1 Registration Statement in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

6. Related Party Transactions
On January 31, 2020, the Company internalized the functions performed by the Former Manager and New Market Advisors, LLC ("Sub-Manager") by acquiring the entities that owned the Former Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months, due upon the earlier of (i) if, for the immediately preceding fiscal year beginning on January 1, funds from operations ("FFO") of the Company per weighted average basic share of the Company’s common stock and Class A Unit (as defined in the limited partnership agreement of PAC OP) outstanding for such fiscal year is determined to be greater than or equal to $1.55 or (ii) on the thirty-six (36) month anniversary of the closing of the Internalization. Pursuant to the Stock Purchase Agreement, the sellers sold all of the outstanding shares of capital stock of NELL Partners, Inc. ("NELL") and NMA Holdings, Inc. ("NMA") to PAC Carveout, LLC ("PAC Sub") in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15 million for certain specified matters (the "Specified Matters Holdback Amount"). The Specified Matters Holdback Amount is payable to the NELL sellers less certain losses following final resolution of any such specified matters.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Daniel M. DuPree and Leonard A. Silverstein were executive directors of NELL Partners, Inc., which controlled the Former Manager through the date of the Internalization. Daniel M. DuPree was the Chief Executive Officer and Leonard A. Silverstein was the President and Chief Operating Officer of the Former Manager. Trusts established, or entities owned, by the family of John A. Williams, Daniel M. DuPree, the family of Leonard A. Silverstein, the Company’s former Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and the family of Mr. Silverstein were the owners of NMA.

The Company's Haven 12 real estate loan investment and Haven Campus Communities LLC line of credit are both supported in part by a guaranty of repayment and performance by John A. Williams, Jr., the son of the late John A. Williams, the Company's former Chief Executive Officer and Chairman of the Board. Because the terms of these loans were negotiated and agreed upon while John A. Williams was the Chief Executive Officer of the Company, these instruments will continue to be reported as related party transactions until the loans are repaid.

The Company's Wiregrass and Wiregrass Capital real estate loan investments partially financed the development of a multifamily community in Tampa, Florida by the Altman Companies. Timothy A. Peterson is a member of management of the Altman Companies as well as Chairman of the Audit Committee of the Company's Board of Directors. The Wiregrass loans and the acquisition of the underlying property on March 31, 2020 as described in note 3, therefore qualify as related party transactions.

The Management Agreement entitled the Former Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three-month periods ended March 31,
Type of Compensation	Basis of Compensation	2020	2019

Acquisition fees	1.0% of the gross purchase price of real estate assets	$235	$1,400
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	—	401
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	47	344
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	1,349	3,725
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	890	2,457
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	616	1,486
Construction management fees	Quarterly fee for property renovation and takeover projects	14	57
Disposition fees	1% of the sale price of a real estate asset	—	—
Contingent asset management fees / general and administrative fees	Recognized upon disposition of the property when exceeding the 7% IRR hurdle	—	—

		$3,151	$9,870

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

The Former Manager waived some of the asset management, property management, or general and administrative fees for properties owned by the Company. A cumulative total of approximately $25.6 million of combined asset management and general and administrative fees related to acquired properties had been waived by the Former Manager; at the date of Internalization, all of the remaining contingent fees of $24.1 million were eliminated in conjunction with the Company's Internalization transaction.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(In thousands)
	Three-month periods ended March 31,
	2020	2019
	$1,430	$4,079

The Former Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Former Manager was reimbursed $40,451 and $128,801 for the three-month periods ended March 31, 2020 and 2019, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $0 and $337,344 for the three-month periods ended March 31, 2020 and 2019, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company has engaged PCS to perform certain termination-related services. These services began in October 2019 and will continue through April 2020. For the three-month period ended March 31, 2020, the Company paid an additional $2.3 million for these services, which were recorded as deferred offering costs.

Prior to the Internalization, the Company held a promissory note in the amount of approximately $650,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which is a wholly-owned subsidiary of NELL Partners and a revolving line of credit with a maximum borrowing amount of $24.0 million to its Manager. Both of these instruments were extinguished in connection with the Internalization transaction.

Of the Company’s $20.2 million accrued interest receivable on real estate loans balance on the Consolidated Balance Sheet, approximately$1.2 million relates to the Haven 12 real estate loan investment, which is to a related party. Interest receivable of approximately $1.2 million on its Haven Campus Communities, LLC line of credit is included in the tenant receivables and other assets line.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions in the amount of $5.00 per share per month on its Series A Preferred Stock and its Series A1 Preferred Stock. For the Company's mShares Preferred Stock, dividends are paid on an escalating scale of $4.79 per month in the first year following share issuance, increasing each year to $6.25 per month in year eight and beyond. Similarly, for the Company's Series M1 Preferred Stock, dividends are paid on an escalating scale of $5.08 per month in the first year following share issuance, increasing each year to $5.92 per month in year ten and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

The Company declared aggregate quarterly cash dividends on its Common Stock of $0.2625 and $0.26 per share for the three-month periods ended March 31, 2020 and 2019, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At March 31, 2020, the Company had 774,687 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the three-month periods ended March 31,
	2020	2019
(In thousands)
Series A Preferred Stock	$31,100	$24,733
mShares	1,746	806
Series A1 Preferred Stock	212	—
Series M1 Preferred Stock	10	—
Common Stock	12,491	11,195
Class A OP Units	203	229

Total	$45,762	$36,963

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

Equity compensation expense by award type for the Company was:

	Three-month periods ended March 31,		Unamortized expense as of March 31,
(In thousands)	2020	2019	2020

Class B Unit awards:
2016	$—	$2	$—
2017	3	78	—
2018	71	72	216
Restricted stock grants:
2017	—	—	—
2018	—	90	—
2019	105	—	35
Restricted stock units:
2017	—	18	—
2018	14	19	63
2019	19	32	145
2020	18	—	202

Total	$230	$311	$661

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2017	24,408	$14.75	$360
2018	24,810	$14.51	$360
2019	26,446	$15.88	$420

Class B OP Units

As of March 31, 2020, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

	Grant date
	1/2/2018	1/3/2017

Units granted	256,087	286,392
Units forfeited:
John A. Williams (1)	(38,284)	—
Voluntary forfeiture by senior executives (2)	(128,258)	—
Other	(22,722)	(5,334)

Total forfeitures	(189,264)	(5,334)

Units earned and converted into Class A Units	—	(281,058)

Class B Units outstanding at March 31, 2020	66,823	—

Units unearned but vested	49,688	—
Units unearned and not yet vested	17,135	—

Class B Units outstanding at March 31, 2020	66,823	—

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.
(2) Additional Class B OP units granted to senior executives other than Mr. Williams were voluntarily forfeited at the end of 2018.

There were no grants of Class B OP Units for 2019 or 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

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

Restricted Stock Units

The Company, made grants of restricted stock units, or RSUs, to its employees under the 2019 Plan, and prior to Internalization, made grants of RSUs to certain employees of affiliates of the Company under the 2011 Plan, as shown in the following table:

Grant date	1/2/2020	1/2/2019	1/2/2018
Service period	2020-2022	2019-2021	2018-2020

RSU activity:
Granted	21,400	27,760	20,720
Forfeited	(600)	(4,360)	(5,720)
Units earned and converted into common stock	—	—	—

RSUs outstanding at March 31, 2020	20,800	23,400	15,000

RSUs unearned but vested	—	7,823	10,028
RSUs unearned and not yet vested	20,800	15,577	4,972

RSUs outstanding at March 31, 2020	20,800	23,400	15,000

Fair value per RSU	$10.58	$10.77	$16.66
Total fair value of RSU grant	$226,412	$298,975	$345,195

The RSUs vest in three equal consecutive one-year tranches from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested RSUs become earned RSUs and are settled in shares of Common Stock on a one-to-one basis. Vested RSUs may become Earned RSUs on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested RSUs that do not become Earned RSUs on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested RSUs become Earned RSUs or are forfeited due to termination of continuous service due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested RSUs to qualify to become fully Earned RSUs.

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

9. Indebtedness

Mortgage Notes Payable

Mortgage financing of property acquisitions

During the three-month period ended March 31, 2020, the Company obtained mortgage financing on the following properties as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Interest rate	Maturity date

251 Armour Yards	1/22/2020	$3,522	Fixed	4.50%	1/22/2025
Wakefield Crossing	1/29/2020	7,891	Fixed	3.66%	2/1/2032
Morrocroft Centre	3/19/2020	70,000	Fixed	3.40%	4/10/2033

		$81,413

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the three-month periods ended March 31, 2020 and 2019:

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed	New balance (millions)	New interest rate	Total deferred loan costs subsequent to refinancing

1/3/2020	Ursa	$31.4	L + 300	$—	$—	n/a	$—
2/28/2019	Lenox Village Town Center	$29.2	3.82%	$17,000	$39.3	4.34%	$1,153,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

The following table summarizes our mortgage notes payable at March 31, 2020:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Residential Properties	$1,288,213	3.92%	8.4
New Market Properties	578,380	4.00%	8.1
Preferred Office Properties	637,617	4.13%	13.2

Total fixed rate mortgage debt	2,504,210	3.99%	9.5

Variable rate mortgage debt:
Residential Properties	97,630	4.47%	2.5
New Market Properties	47,150	3.82%	3.6
Preferred Office Properties	—	—%	—

Total variable rate mortgage debt	144,780	4.26%	2.8

Total mortgage debt:
Residential Properties	1,385,843	3.96%	8.0
New Market Properties	625,530	3.99%	7.7
Preferred Office Properties	637,617	4.13%	13.2

Total principal amount	2,648,990	4.01%	9.2
Deferred loan costs	(38,182)
Mark to market loan adjustment	(4,557)
Mortgage notes payable, net	$2,606,251
The Company has placed interest rate caps on the variable rate mortgages on its Avenues at Creekside multifamily community and its Tradition and Bloc student housing properties. Under guidance provided by ASC 815-10, these interest rate caps are derivatives that are embedded in the debt hosts. Because the interest rate caps are deemed to be clearly and closely related to the debt hosts, bifurcation and fair value accounting treatment is not required.

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

As of March 31, 2020, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.5 years. Our mortgage notes have maturity dates between April 1, 2021 and June 1, 2054.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which includes a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

interest rate for the Revolving Line of Credit was 4.57% for the year ended March 31, 2020. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

On December 20, 2019, the Company entered into a $70.0 million interim term loan with KeyBank, or the 2019 Term Loan, to partially finance the acquisition of Morrocroft Centre, an office building located in Charlotte, North Carolina. The 2019 Term Loan accrues interest at a rate of LIBOR plus 1.7% per annum. The Term Loan balance was repaid in conjunction with the closing of permanent mortgage financing for Morrocroft Centre on March 19, 2020.
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
As of March 31, 2020, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $2.0 billion	(2)	$2.0 billion	(4)
Debt yield	Minimum 8.25%		10.1%
Payout ratio	Maximum 95%	(3)	90.6%
Total leverage ratio	Maximum 65%		60.5%
Debt service coverage ratio	Minimum 1.50x		2.10x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Minimum of $686.9 million plus 75% of the net proceeds of any equity offering, which totaled approximately $1.3 billion as of March 31, 2020.
(3) Calculated on a trailing four-quarter basis. For the year ended March 31, 2020, the maximum dividends and distributions allowed under this covenant was approximately $173.7 million.
(4) Adjusted to exclude the effect of costs incurred with internalization.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At March 31, 2020, unamortized loan fees and closing costs for the Credit Facility were approximately $1.0 million, which will be amortized over a remaining loan life of approximately 1.8 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank.The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At March 31, 2020, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.2 million, which will be amortized over a remaining loan life of approximately 1.9 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three-month periods ended March 31,
(In thousands)	2020	2019

Residential Properties	$14,866	$14,800
New Market Properties	6,750	5,586
Preferred Office Properties	6,858	5,351
Interest paid to real estate loan participants	—	110

Total	28,474	25,847

Credit Facility and Acquisition Facility	1,119	909
Interest Expense	$29,593	$26,756
Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of March 31, 2020 were:

Period	Future principal payments (in thousands)
2020	$225,796
2021	182,951
2022	223,020
2023	164,716
2024	358,898
Thereafter	1,685,109

Total	$2,840,490
10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of March 31, 2020 and December 31, 2019.

11. Commitments and Contingencies

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease, which began on October 9, 2014. As of March 31, 2020, the amount of rent due from the Company was $16.7 million over the remaining term of the lease.
A total of approximately $24.1 million of asset management and general and administrative fees related to acquired properties as of March 31, 2020 that have been waived by the Former Manager were eliminated in conjunction with the Company's Internalization transaction.

At March 31, 2020, the Company had unfunded commitments on its real estate loan portfolio of approximately $62.9 million.

At March 31, 2020, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $14.1 million.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12. Operating Leases

Company as Lessor

For the three months ended March 31, 2020 and 2019, the Company recognized rental property revenues of $111.9 million and $94.4 million, respectively, of which $10.3 million and $9.3 million, respectively, represented variable rental revenue.

Company as Lessee

The Company has three ground leases related to our office and grocery-anchored shopping center assets that generally have extended terms (e.g. over twenty years with multiple renewal options) and generally have base rent with CPI-based increases. The Company evaluated its renewal option periods in quantifying its asset and liability related to these ground leases. In determining the value of its right of use asset and lease liability, the Company used discount rates comparable to recent loan rates obtained on comparative properties within its portfolio. The Company is also, as of January 31, 2020 following the Internalization, the lessee of office space for its property support center which expires in May 2026, and of furniture and office equipment, which leases generally are three to five years in duration with minimal rent increases.

The Company recorded lease expense as follows:

	For the three-month periods ended March 31, 2020		Weighted average remaining lease term (years)	Weighted average discount rate
	Lease expense	Cash paid
(dollars in thousands)
Office space	$475	$475	5.7	3.0%
Ground leases	13	4	29.6	4.4%
Office equipment	101	101	2.3	3.0%

Total	$589	$580

Future minimum rent expense for office space, ground leases and office equipment were:

For the year ending December 31:	Future Minimum Rents as of March 31, 2020
(in thousands)	Office space	Ground leases	Office equipment	Total

2020 (1)	$2,008	$38	$271	$2,317
2021	2,359	51	247	2,657
2022	2,998	51	136	3,185
2023	3,067	51	48	3,166
2024	3,139	51	38	3,228
Thereafter	3,163	1,136	10	4,309
Total	$16,734	$1,378	$750	$18,862

(1) Remaining nine months

13. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: residential properties, real estate related financing, New Market Properties and Preferred Office Properties.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Residential Properties - consists of the Company's portfolio of residential multifamily communities and student housing properties. Multifamily Communities and Student Housing Properties were previously presented as separate reporting segments. The Company has collapsed these two segments into one Residential Properties segment.

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

New Market Properties - consists of the Company's portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a subsidiary of the Company, as well as the financial results from the Company's Dawson Marketplace real estate loan, that was repaid and extinguished on February 3, 2020.

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

(In thousands)	March 31, 2020	December 31, 2019

Assets:
Residential properties	$2,121,989	$2,047,905
Financing	338,055	409,226
New Market Properties	1,124,091	1,125,230
Preferred Office Properties	1,155,431	1,123,212
Other	87,833	64,987
Consolidated assets	$4,827,399	$4,770,560

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three months ended March 31, 2020 and 2019 were as follows:

	Three-month periods ended March 31,
(In thousands)	2020	2019

Capitalized expenditures:
Residential properties	$3,759	$2,125
New Market Properties	1,276	1,577
Total	$5,035	$3,702

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
March 31, 2020

at the time of acquisition), (iii) for property redevelopments and repositionings (iv) to newly leased space which had been vacant for more than one year and (v) for building improvements that are recoverable from future operating cost savings.

Total revenues by reportable segment of the Company were:

	Three-month periods ended March 31,
(In thousands)	2020	2019
Revenues

Rental and other property revenues:
Residential properties	$57,565	$51,825
New Market Properties	28,002	22,059
Preferred Office Properties (1)	26,462	20,943
Total rental and other property revenues	112,029	94,827

Financing revenues	15,813	16,656
Miscellaneous revenues	3,260	23
Consolidated revenues	$131,102	$111,506

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of March 31, 2020, the Company has deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $38.8 million which is included in the deferred revenues line on the consolidated balance sheets at March 31, 2020. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $0.9 million and $0.9 million for the three-month periods ended March 31, 2020 and 2019, respectively.

The Company expects that negative impacts from the COVID-19 pandemic affecting its in-line retail tenants within its New Market Properties segment may continue throughout 2020. Three tenants to date have ceased business operations and one has exercised an termination option.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

Segment NOI for each reportable segment for the thee-month periods ended March 31, 2020 and 2019 were as follows:

	Three-month periods ended March 31,
(In thousands)	2020	2019
Segment net operating income (Segment NOI)

Residential Properties	$35,751	$29,333
Financing	15,813	16,679
New Market Properties	19,846	15,805
Preferred Office Properties	19,668	14,804
Miscellaneous revenues	509	—

Consolidated segment net operating income	91,587	76,621

Interest expense:
Residential Properties	14,866	14,800
New Market Properties	6,750	5,586
Preferred Office Properties	6,858	5,351
Financing	1,119	1,019
Depreciation and amortization:
Residential Properties	24,414	25,865
New Market Properties	13,414	10,335
Preferred Office Properties	11,681	9,089
Management Internalization	178,793	45
Management fees, net of forfeitures	1,963	5,200
Provision for expected credit losses	5,133	—
Equity compensation to directors and executives	230	311
Gain on land condemnation	(479)	—
Gain on non-cash net assets of consolidated VIEs	—	(141)
Loss on extinguishment of debt	—	17
Gain on trading investment, net	—	(4)
Corporate G&A and Other	6,368	1,428

Net income (loss)	$(179,523)	$(2,280)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three-month periods ended March 31,
(In thousands, except per-share figures)	2020	2019
Numerator:
Operating (loss) income before gain on sale of trading investment	$(150,409)	$24,348
Gain on sale of trading investment	—	4

Operating (loss) income	(150,409)	24,352
Interest expense	29,593	26,756
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	141
Less: loss on extinguishment of debt	—	(17)
Gains on sale of real estate loan investment and land condemnation	479	—

Net (loss) income	(179,523)	(2,280)
Consolidated net loss (income) attributable to non-controlling interests	3,141	(492)

Net (loss) income attributable to the Company	(176,382)	(2,772)

Dividends declared to preferred stockholders	(33,068)	(25,539)
Earnings attributable to unvested restricted stock	(2)	(2)

Net loss attributable to common stockholders	$(209,452)	$(28,313)

Denominator:
Weighted average number of shares of Common Stock - basic	47,129	42,680

Effect of dilutive securities: (D)	—	—

Weighted average number of shares of Common Stock - basic and diluted	47,129	42,680

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(4.44)	$(0.66)

(A) The Company's outstanding Class A Units of the Operating Partnership (775 and 879 Units at March 31, 2020, and 2019, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 2,075 and 1,720 outstanding shares of Series A Preferred Stock at March 31, 2020 and 2019, respectively and 37 outstanding shares of Series A1 Preferred Stock at March 31, 2020. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 98 and 56 mShares outstanding at March 31, 2020 and 2019, respectively. The Company's shares of Series M1 preferred stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 2 shares of Series M1 preferred stock outstanding at March 31, 2020.

(C) The Company's outstanding unvested restricted share awards (7 and 6 shares of Common Stock at March 31, 2020 and 2019, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 30,867 shares of Common Stock; (ii) 67 Class B Units; (iii) 7 shares of unvested restricted common stock; and (iv) 59 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.
15. Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, notes receivable, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature.

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee provisions and are presented net of deferred loan fee revenue and credit losses reserves, where applicable.

	As of March 31, 2020
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$315,693	$329,924	$—	$—	$329,924
Notes receivable and line of credit receivable	16,332	16,332	—	—	16,332
	$332,025	$346,256	$—	$—	$346,256
Financial Liabilities:
Mortgage notes payable	$2,648,990	2,610,751	$—	$—	$2,610,751
Revolving credit facility	191,500	191,500	—	—	191,500
	$2,840,490	$2,802,251	$—	$—	$2,802,251

	As of December 31, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$375,460	$382,373	$—	$—	$382,373
Notes receivable and line of credit receivable	41,917	41,917	—	—	41,917
	$417,377	$424,290	$—	$—	$424,290
Financial Liabilities:
Mortgage notes payable	$2,609,829	$2,659,242	$—	$—	$2,659,242
Revolving line of credit	—	—	—	—	—
Term note payable	70,000	70,000	—	—	70,000
	$2,679,829	$2,729,242	$—	$—	$2,729,242

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at March 31, 2020, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
March 31, 2020

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

16. Subsequent Events

Between April 1, 2020 and April 30, 2020, the Company issued 11,461 shares of Series A1 Redeemable Preferred Stock and collected net proceeds of $10.3 million after commissions and fees; issued 751 shares of Series M1 Redeemable Preferred Stock and collected net proceeds of approximately $0.7 million after commissions and fees.

On April 23, 2020, the Company closed on a $52.0 million first mortgage on the Altis at Wiregrass multifamily community. The loan bears interest at a fixed rate of 2.90% per annum and matures on May 1, 2030.

On April 30, 2020, we closed on the acquisition of a 288-unit multifamily community in Panama City, Florida. We partially financed the acquisition with a 10 year, $45.0 million first mortgage that bears interest at a fixed rate of 2.95% per annum.

On May 11, 2020, our board of directors declared a quarterly dividend on our Common Stock of $0.175 per share, payable on July 15, 2020 to stockholders of record on June 15, 2020.

The Company has received numerous requests for rent relief including deferment of the payment of rent or rent reductions beginning with April 2020 rent. Discussions with individual tenants that failed to satisfy their April rent obligations are underway. Though the outcome of these discussions is expected to vary from tenant to tenant, the Company has and expects to continue to offer deferred rent arrangements with some tenants, including multifamily residents and in-line retail tenants whose operations have been significantly impacted by COVID-19.

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

On January 31, 2020, we internalized the functions performed by Preferred Apartment Advisors, LLC (the "Former Manager") and NMP Advisors, LLC (the "Sub-Manager") by acquiring the entities that own the Manager and the Sub-Manager (such transactions, collectively, the "Internalization") for an aggregate purchase price of $154.0 million, plus up to $25.0 million of additional consideration to be paid within 36 months. Additionally, up to $15.0 million of the $154.0 million purchase price was to be held back and is payable to the sellers less certain losses following final resolution of certain specified matters. Pursuant to the Stock Purchase Agreement entered into on January 31, 2020 the sellers sold all of the outstanding shares of NELL Partners, Inc. (“NELL”) and NMA Holdings, Inc., parent companies of the Manager and Sub-Manager, respectively, to us, in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15.0 million for certain specified matters. Trusts established, or entities owned, by the family of John A. Williams, the Company’s former Chairman of the Board and Chief Executive Officer, Daniel M. DuPree, the Company’s Executive Chairman of the Board and former Chief Executive Officer of the Company, and the family of Leonard A. Silverstein, the Company’s Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and the family of Mr. Silverstein were the owners of NMA.

During the thee-month period ended March 31, 2020, we acquired one multifamily community and two grocery-anchored shopping centers. We also closed on a real estate loan investment of up to $13.4 million, in partial support of the development of a 256-unit multifamily community in Charlotte, North Carolina.

During the three-month period ended March 31, 2020, we issued 65,298 Units (one share of Series A Preferred Stock and one warrant to purchase 20 shares of our Common Stock) and collected net proceeds of approximately $58.8 million from our $1.5 Billion Unit Offering. On September 27, 2019, the SEC declared effective our offering of up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock, or a combination of both (the "Series A1/M1 Registration Statement"). During the three-month period ended March 31, 2020, we issued 32,136 shares of Series A1 Preferred Stock and collected net proceeds of approximately $28.9 million. During the same period, we issued 1,933 shares of Series M1 Preferred Stock and collected net proceeds of approximately $1.9 million.Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the first quarter 2020, the COVID-19 pandemic began to cause widespread business closings and job losses amid stay-at-home orders from many states. We began to see some initial effects at the end of the first quarter and accelerating into April, as monthly rent collections from certain of our in-line retail tenants fell and several small businesses closed their doors. The expected impact on our second quarter 2020 rental and other property revenues, as well as future leasing and renewals is unknown, due to uncertainty surrounding the duration and severity of the COVID-19 pandemic. We have begun offering rent deferrals for one to two months to tenants in our multifamily communities, by which the deferred rent will be collected over the remainder of the leases for those electing to participate. Any deferred rent not collected will be written off.

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
•     the possibility that the anticipated benefits from the internalization of our Former Manager and Sub-Manager, or the Internalization, may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;

•	the impact of the coronavirus (COVID-19) pandemic on PAC’s business operations and the economic conditions in the markets in which PAC operates;
•     PAC’s ability to mitigate the impacts arising from COVID-19;
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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Industry Outlook

Multifamily Communities

              Multifamily owners and operators, like every other business, have been impacted by COVID-19, but we believe the long term health of the industry is intact. Demand for multifamily rental housing will continue due to the ongoing entry of the “millennial” generation into the workforce, and the desire of the Baby Boom generation to “downsize” as they focus on their retirement years.

Entering this pandemic-induced recession, most economists agreed there was a housing shortfall, not an oversupply. Regarding multifamily specifically, in 2019, the industry was reaching occupancy levels not seen since 2000 and net absorption of units was also at peak levels during this last economic cycle. While this pandemic and resulting recession will create significant job losses in the near term, economic models forecast a quick recovery and the multifamily industry is in a prime position to recover relatively quickly given the aforementioned baseline pre-COVID-19. Until such recovery, the Company’s multifamily assets are well positioned to sustain through a recession with a majority of the assets being newly constructed, suburban and located in dynamic sunbelt growth markets. The Company also has strict leasing guidelines regarding the credit worthiness of its tenants, providing for a relatively resilient rental stream. Additionally, the Company focused on financing the assets with project level, long-term, fixed rate debt, which provides surety and continuity in times of uncertainty.

Student Housing Properties

Student housing owners and operators, like their multifamily counterparts, have been impacted by the COVID-19 pandemic. Traffic and leasing statistics were immediately decreased by the decision of most universities across the country to discontinue on-campus classes and move to an on-line learning program. With these immediate closings, including the mandates to vacate on-campus housing dorms, and students being advised by university personnel to return to their permanent homes to resume their classes on-line, the student’s college experience changed overnight. In addition, without a commitment from the universities as to when the Fall 2020 classes would begin, the student-renter base took a “wait and see” approach toward signing leases for the Fall 2020 school year.

Furthermore, the dynamics of enrollment growth information has also been impacted by the pandemic in that universities have pushed back their enrollment deadlines. PAC’s student housing portfolio was tracking 9% ahead of the number of leases executed for Fall 2019 until the university closings occurred. The portfolio is currently 1% ahead of 2019 leases executed at this point in the leasing schedule.

During the first week of May, universities have begun to announce their opening dates for their Fall 2020 on-campus class schedules and as such, we are anticipating that leasing velocity will quickly resume. While the safety of students is of the utmost importance, and social distancing and other processes will require implementation by the universities to resume in-person classes, nearly all of the 4,000 institutions of higher learning require tuition to maintain their operations. That said, the formal announcements that in-person classes will resume for Fall 2020 is extremely important to colleges and universities, as well.

Pre-COVID-19, there was some discussion in the industry as to whether on-line learning could become a threat to the in-person college experience. As we are hearing from many of our students who have been forced to finish the academic year through total on-line learning, this experience does not come close to delivering the college experience that is obtained from the personal growth through meeting and debating issues and topics with others who have different thought processes or come from different backgrounds and cultures, the mentoring from instructors, collaboration with other students, the sense of belonging, and the pride in university through sports and other programs. While the COVID-19 pandemic may have some lasting impact on the university systems and the student housing industry, much of this impact is positive due to the improvements in processes, programs and technologies that have been implemented that will carry forward after the pandemic, providing us with new tools that will make the student living learning experience safer, stronger and more efficient.

New Market Properties

               We specialize in owning and managing a portfolio of 54 neighborhood shopping centers anchored by market leading grocers in Sunbelt and Mid-Atlantic suburban markets with strong demographic fundamentals. These centers are primarily anchored by Publix, Kroger, Harris Teeter and other leading grocers that have high sales per square foot.

Despite the COVID-9 pandemic, our outlook on grocery-anchored shopping centers remains positive as we believe the primary characteristics of our centers are defensive in nature with daily-necessity and convenience-based tenants. We have collected 77% of April’s contractual rental obligations during a time in which federal, state and local authorities have mandated closures of nonessential businesses. Our grocery stores and pharmacies have been permitted to remain open as well as other essential services such as financial services, home improvement, auto, medical, pet stores and restaurants that were limited to take-out and delivery services only. Personal service providers including salons and fitness centers deemed nonessential have been closed, but are a smaller percentage of our tenant mix.

While there is uncertainty as to when other parts of the country restrictions will be relaxed or lifted, 87% of our tenant base is located in states (GA, TX, FL, TN, SC and AL) which have all begun to reopen.  As the COVID-19 restrictions begin to ease, our personal service tenants of hair salons, nail salons, fitness centers, medical providers and restaurants will begin their recovery as customers will return to shopping at our daily needs oriented shopping centers.  We believe long term that the tenant makeup of our centers is significantly less impacted by e-commerce, and the grocery anchors will continue to generate repeat trips to the center.

We will continue to invest in the grocers who invest in their brands, developing their e-commerce strategies, and that continue to optimize their in-store shopping experience for customers. Publix and Kroger anchor 41 of our 54 shopping centers and both have hit record sales levels during the pandemic. Both of these grocers are positioned to gain market share in the future as a result of their proactive approach to technology through proprietary services like Click List (Kroger), operational expertise,  and strong financial positions.

Preferred Office Properties

                We continue to hold a positive outlook for the office industry in our markets, notwithstanding COVID-19, while acknowledging that in the immediate near term this positive performance may be more relative than absolute. Multi-year contractual leases and rent schedules paired with corporate balance sheets offer protection against the impacts of the pandemic. While unprecedented acceleration in new unemployment claims and revenue disruptions from a temporary consumer demand shock are having adverse impacts across the entire domestic and international economy, office-using employment has fared better thus far than have hourly wage earners. In addition, certain industries have been more affected - namely travel and leisure, and the energy sector. Markets with concentrations to these industries are likely to be more strained than others. We also believe New York City will be slower to recover due to the severity of its encounter with the virus. Fortunately, the Company’s office investments are not located in New York City or any markets where tourism or energy is the primary economic driver. Leasing activity and investment sales are likely to be at a reduced pace until there is more visibility as to the timing and speed of the U.S. recovery. Again, fortunately, the Company’s office investments are 97% leased with limited lease expirations upcoming. In the meantime we expect corporate customers to turn to their balance sheets where necessary to weather the impacts on revenues. Longer duration leases for office space and well-capitalized corporate customers will be highlighted through this period, offering stability to high-quality, “core” profile office owners.

Critical Accounting Policies
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-
K for the year ended December 31, 2019, besides the following.

Expected Credit Loss Reserves

On January 1, 2020, we adopted ASU 2016-13, that replaced the incurred loss model with an expected loss model for instruments measured at amortized cost, and requires entities to record credit allowances for total expected future losses on financial assets at the outset of each loan. For each loan for which we are the lender, the amount of protection afforded to us is estimated to be the excess of the future estimated fair market value of the developed property over the commitment amount of each loan (including other loans senior to ours), inclusive of accrued interest and other related receivables. The excess represents the amount of equity dollars in each real estate project plus profit expected to be realized on the project, which are in a subordinate position to our real estate loan investments. This numeric result is expressed as a percentage of the property's expected future fair value, which is then held up against a banded range of loss percentages that was derived from our company-specific loss experience. The product of this indicated loss reserve ratio and the total loan commitment amount is the initial total expected credit loss reserve. This loss reserve may be further refined by us due to any subjective factors deemed pertinent and worthy of reflection in the initial reserve. Over the life of the loan, the initial reserve is reevaluated for potential reduction at the achievement of certain milestones in construction and lease-up progress as the project approaches completion and the loan approaches maturity, given no unforeseen degradation in project performance or failure to adhere to the terms of the loan by the borrower/developer.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

Certain financial highlights of our results of operations for the three-month period ended March 31, 2020 were:

•
Amidst the COVID-19 pandemic, we collected 96.3% or better of rental revenues across all our verticals for the month of April 2020 except for our in-line retail tenants and we are tracking at generally the same pace for May.

	2020 Cash Collections of Certain Rental Revenues (1)
	January	February	March	April

Multifamily	99.4%	99.4%	99.1%	97.7%
Student housing	99.8%	99.9%	99.5%	97.3%
Office	99.7%	99.5%	98.7%	96.3%
Grocery-anchored retail:
Grocery anchors	100.0%	100.0%	100.0%	100.0%
In-line tenants	98.7%	98.9%	95.8%	66.7%

Occupancy:
Multifamily	95.1%	95.5%	95.7%	94.3%
Student housing	96.1%	96.3%	96.2%	96.2%
Percent leased:
Office	96.3%	96.3%	96.7%	95.9%
Grocery-anchored retail	92.9%	92.6%	92.6%	92.5%
(1) Percent of revenue billed includes base rent, operating expense escalations, pet, garage, parking and storage rent. Figures are before any effect of rent deferrals.

•
Our net loss per share was $(4.44) and $(0.66) for the three-month periods ended March 31, 2020 and 2019, respectively. Funds From Operations, or FFO, for the three months ended March 31, 2020 was $(3.42) per weighted average share and unit outstanding and includes costs associated with the acquisition of Preferred Apartment Advisors, LLC (our "Former Manager") of approximately $178.8 million. Excluding these costs, our FFO per share was $0.31 for the three months ended March 31, 2020. Core FFO was $0.38 for the three months ended March 31, 2020, as compared to $0.41 for the three months ended March 31, 2019.

•
For the first quarter 2020, our declared dividends to preferred and Common Stockholders and distributions to Unitholders exceeded our NAREIT-defined FFO result for the period, which was negative. Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 69.4% and our Core FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 64.4%(B)

•
Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 55.9% for the first quarter 2020. Our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 59.3% for the first quarter 2020. (B) We have approximately $20.2 million of accrued but not yet received interest revenue on our real estate loan investment portfolio.

•
On January 1, 2020, Joel T. Murphy became Chief Executive Officer of the Company. Mr. Murphy will continue as a member of the board, where he has served since May 2019 and as Chairman of the Company's Investment Committee, a role he has had since June 2018. Mr. Murphy was the CEO of our New Market Properties subsidiary for the last five years until his appointment as our CEO. Mr. Murphy succeeded Daniel M. DuPree as CEO. Mr. DuPree will remain with us as Executive Chairman of the Board.

•
On January 31, 2020, we internalized the functions performed by Preferred Apartment Advisors, LLC (the "Former Manager") and NMP Advisors, LLC (the "Sub-Manager") by acquiring the entities that own the Manager and the Sub-Manager (such transactions, collectively, the "Internalization") for an aggregate purchase price of $154.0 million, plus up to $25.0 million of additional consideration to be paid within 36 months. Additionally, up to $15.0 million of the $154.0 million purchase price was to be held back and is payable to the sellers less certain losses following final resolution of certain specified matters. Pursuant to the Stock Purchase Agreement entered into on January 31, 2020 the sellers sold all of the outstanding shares of NELL Partners, Inc. (“NELL”) and NMA Holdings, Inc., parent companies of the Manager and Sub-Manager, respectively, to us, in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15.0 million for certain specified matters.

•
During the first quarter 2020, the borrowers of the Dawson Marketplace, Falls at Forsyth, and (in conjunction with our acquisition of the underlying property) Altis Wiregrass real estate loans repaid all amounts due under the loans, including aggregate principal amounts of approximately $53.9 million and interest accrued in periods prior to the first quarter 2020 of approximately $8.9 million, the latter of which was additive to our first quarter 2020 AFFO result. The three mezzanine loan investments that matured this quarter yielded a weighted average 17% internal rate of return.

•	As of March 31, 2020, the average age of our multifamily communities was approximately 5.8 years, which is the youngest in the public multifamily REIT industry.

•
As of March 31, 2020, approximately 94.5% of our permanent property-level mortgage debt has fixed interest rates and approximately 3.7% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates.

•
As of March 31, 2020, our total assets were approximately $4.8 billion. Our total assets at March 31, 2019, also approximately $4.8 billion, included approximately $545 million of VIE mortgage pool assets attributable to other mortgage pool participants that were consolidated due to our investments in the Freddie Mac K Program. During the fourth quarter 2019, we sold our K Program investments, realizing an internal rate of return of approximately 18%. Excluding the consolidated VIE mortgage pool assets from the March 31, 2019 total, our total assets grew approximately $570.4 million, or 13.4%.

•	At March 31, 2020, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 53.7%.

•
On March 20, 2020, we delivered a written termination notice to the prospective purchaser of six of our student housing properties for their failure to consummate the purchase. Accordingly, we received an additional $2.75 million of forfeited earnest money as liquidated damages.

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

(B) We calculate the Core FFO and AFFO payout ratios to Common Stockholders as the ratio of Common Stock dividends and distributions to Core FFO and AFFO. We calculate the Core FFO and AFFO payout ratios to preferred stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and Core FFO and AFFO.

Real Estate Loan Investments

Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options and rights of first offer, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts up to 15 basis points (if any), depending on the loan.

As of March 31, 2020, potential property acquisitions and units from projects in our real estate loan investment portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
V & Three	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
E-Town	Jacksonville, FL	332	S + 90 days (3)	S + 150 days (3)
Vintage	Destin, FL	282	(4)	(4)
Hidden River II	Tampa, FL	204	S + 90 days (2)	S + 150 days (2)
Kennesaw Crossing	Atlanta, GA	250	(5)	(5)
Vintage Horizon West	Orlando, FL	340	(4)	(4)
Solis Chestnut Farm	Charlotte, NC	256	(5)	(5)

Student housing property:
Solis Kennesaw II	Atlanta, GA	175	(6)	(5)

Office property:
8West	Atlanta, GA	(6)	(7)	(7)

		2,718

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio. The purchase options held by us on the 464 Bishop, Haven Charlotte, Sanibel Straights, Wiregrass, Newbergh, Cameron Square, Solis Kennesaw and Falls at Forsyth projects were terminated, in exchange for an aggregate $17.2 million in termination fees from the developers.

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

(5) We hold a right of first offer on the property, at a to-be-agreed-upon market price.
(6) The option period begins on October 1 of the second academic year following project completion and ends on the following December 31. The developer may elect to expedite the option period to begin December 1, 2020 and end on December 31, 2020.

(7) The project plans are for the construction of a class A office building consisting of approximately 195,000 rentable square feet; our purchase option window opens 90 days following the achievement of 90% lease commencement and ends on November 30, 2024 (subject to adjustment). Our purchase option is at the to-be-agreed-upon market value. In the event the property is sold to a third party, we would be due a fee based on a minimum multiple of 1.15 times the total commitment amount of the real estate loan investment, less the amounts actually paid by the borrower, up to and including payment of accrued interest and repayment of principal at the time of the sale.

Three months ended March 31, 2020 compared to 2019

The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month periods ended March 31, 2020 versus 2019:

Preferred Apartment Communities, Inc.	Three-month periods ended March 31,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental and other property revenues	$111,866	$94,393	$17,473	18.5%
Interest income on loans and notes receivable	13,439	11,288	2,151	19.1%
Interest income from related parties	2,537	5,802	(3,265)	(56.3)%
Miscellaneous revenues	3,260	23	3,237	—
Total revenues	131,102	111,506	19,596	17.6%

Operating expenses:
Property operating and maintenance	16,800	12,879	3,921	30.4%
Property salary and benefits	5,191	4,657	534	11.5%
Property management fees	2,003	3,267	(1,264)	(38.7)%
Real estate taxes and insurance	15,525	14,090	1,435	10.2%
General and administrative	6,364	1,420	4,944	348.2%
Equity compensation to directors and executives	230	311	(81)	(26.0)%
Depreciation and amortization	49,509	45,289	4,220	9.3%
Asset management and general and administrative expense fees to related party	3,099	7,829	(4,730)	(60.4)%
Provision for expected credit losses	5,133	—	5,133	—
Management internalization expense	178,793	45	178,748	—
Total operating expenses	282,647	89,787	192,860	214.8%

Waived asset management and general and administrative expense fees	(1,136)	(2,629)	1,493	(56.8)%

Net operating expenses	281,511	87,158	194,353	223.0%

Operating (loss) income before gain on sale of trading investment	(150,409)	24,348	(174,757)	(717.7)%
Gain on sale of trading investment	—	4	(4)	(100.0)%
Operating (loss) income	(150,409)	24,352	(174,761)	(717.6)%
Interest expense	29,593	26,756	2,837	10.6%
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	141	(141)	—
Loss on extinguishment of debt	—	(17)	17	—
Gain on land condemnation	479	—	479	—

Net loss	(179,523)	(2,280)	(177,243)	—
Consolidated net loss (income) attributable to non-controlling interests	3,141	(492)	3,633	(738.4)%

Net loss attributable to the Company	$(176,382)	$(2,772)	$(173,610)	—

New Market Properties, LLC

Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three-month periods ended March 31, 2020 versus 2019 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three-month periods ended March 31,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$27,838	$21,624	$6,214	28.7%
Interest income on notes receivable	164	435	(271)	(62.3)%
Total revenues	28,002	22,059	5,943	26.9%

Operating expenses:
Property operating and maintenance	3,324	2,309	1,015	44.0%
Property management fees	787	767	20	2.6%
Real estate taxes and insurance	4,048	3,188	860	27.0%
General and administrative	765	99	666	672.7%
Equity compensation to directors and executives	13	18	(5)	(27.8)%
Depreciation and amortization	13,414	10,335	3,079	29.8%
Asset management and general and administrative
expense fees to related parties	720	1,657	(937)	(56.5)%
Total operating expenses	23,071	18,373	4,698	25.6%
Waived asset management and general and administrative
expense fees	(17)	(99)	82	(82.8)%
Net operating expenses	23,054	18,274	4,780	26.2%

Operating income	4,948	3,785	1,163	30.7%
Interest expense	6,750	5,586	1,164	20.8%
Gain on land condemnation	479	—	479	100.0%
Net income (loss)	$(1,323)	$(1,801)	$478	(26.5)%

Consolidated net loss (income) attributable to non-controlling interests	$31	$—	31	100.0%

Net income (loss) attributable to the Company	$(1,292)	$(1,801)	509	(28.3)%

Recent acquisitions

Our acquisitions (net of dispositions) of real estate assets since January 1, 2019 were generally the primary drivers behind our increases in rental and property revenues and property operating expenses for the year ended March 31, 2020 versus 2019.

Real estate assets acquired

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
8/8/2019	Artisan at Viera	Melbourne, FL	259	-	-
9/18/2019	Five Oaks at Westchase	Tampa, FL	218	-	-
3/31/2020	Altis Wiregrass Ranch	Tampa, FL	392	-	-

	New Market Properties:
1/17/2019	Gayton Crossing	Richmond, VA	-	-	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	-	-	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, FL	-	-	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, FL	-	-	130,285
8/16/2019	Fairfield Shopping Center (1)	Virginia Beach, VA	-	-	231,829
11/14/2019	Berry Town Center	Orlando, FL	-	-	99,441
12/19/2019	Hanover Shopping Center (1)	Wilmington, NC	-	-	305,346
1/29/2020	Wakefield Crossing	Raleigh, NC	-	-	75,927
3/19/2020	Midway Market	Dallas, TX	-	-	85,599

	Student housing properties:
3/27/2019	Haven49	Charlotte, NC	322	887	-

	Preferred Office Properties:
7/25/2019	CAPTRUST Tower (1)	Raleigh, NC	-	-	300,000
7/31/2019	251 Armour	Atlanta, GA	-	-	35,000
12/20/2019	Morrocroft Centre (1)	Charlotte, NC	-	-	291,000

			1,191	887	2,106,045

(1) Property is owned through a consolidated joint venture.

Rental and other property revenues

Rental and other property revenues increased primarily due to properties acquired since January 1, 2019, with grocery-anchored shopping centers and office buildings accounting for 36.4% and 30.1%, respectively, and newly-acquired multifamily and student residential properties accounting for an additional 13.0% and 10.9%, respectively. Similar increases in property operations and maintenance and property salary and benefits expense were driven by these acquisitions.

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

We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired.

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

Interest income

Interest income from our real estate loan investments decreased for the year ended March 31, 2020 versus 2019. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $310.3 million at March 31, 2020 from $338.3 million at March 31, 2019. Interest revenue decreased due to the repayment or settlement of fully-drawn, larger balance loans prior to the first quarter 2020. Interest revenue from mortgage-backed securities and money market investments fell from approximately $198,000 for the first quarter 2019 to almost zero for the first quarter 2020. Revenues from the amortization of terminated purchase options decreased from approximately $4.2 million for the first quarter 2019 to approximately $4.0 million for the first quarter 2020. We recorded interest income and other revenue from these instruments as presented in Note 4 to our Consolidated Financial Statements.

Miscellaneous revenues for the year ended March 31, 2020 consisted primarily of a forfeited earnest money deposit from a prospective purchaser of six of our student housing properties.

Property management fees

We paid fees for property management services to our Former Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees are generally 4% of gross property revenues, of which generally 2.0% to 2.5% is paid to a third party management company. Property management fees for office building assets are within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% is paid to a third party management company. All property management fees paid to our Former Manager ceased effective with our Internalization on January 31, 2020, which resulted in a decrease of approximately $1.6 million in these property management fees for the first quarter 2020 as compared to the first quarter 2019.

Real estate taxes and insurance

We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since January 1, 2019. We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues.

General and Administrative

The increase in general and administrative expenses were due to charges for corporate salaries and administrative expenses that are borne by us following the management internalization.

Equity compensation to directors and executives

Equity compensation expenses incurred fell for the first quarter 2020 as compared to the corresponding 2019 period primarily due to the expense of the third and final vesting tranche of the 2017 Class B Unit grant having almost completely been realized prior to the first quarter 2020. We had no Class B Unit grants in 2019 or 2020.

Depreciation and amortization

The increases in depreciation and amortization for the three-month period ended March 31, 2020 versus 2019 increased due to the addition of properties acquired since January 1, 2019.

Asset management fees and general and administrative fees to related party

Monthly asset management fees were equal to one-twelfth of 0.50% of the total book value of assets, as adjusted. General and administrative expense fees were equal to 2% of the monthly gross revenues of the Company. Both were calculated as prescribed by the Former Management Agreement and were paid monthly to our Former Manager. These fees rose primarily due to the incremental assets and revenues brought on by acquired office buildings, grocery-anchored shopping centers, student housing properties and multifamily communities listed previously. Effective with the closing of our Internalization transaction on January 31, 2020, fees to the Former Manager will no longer be incurred.

Provision for expected credit losses

Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan, rather than perform assessments for impairment as circumstances dictate. The Company’s opening reserve of approximately $7.4 million was recorded as a cumulative adjustment to accumulated earnings on January 1, 2020. Additionally, during the first quarter 2020, we recorded current estimated credit losses on our Berryessa, V & Three, and Kennesaw Crossing real estate loan investments that totaled approximately $4.5 million.

Management Internalization expense

On January 31, 2020, we internalized the functions performed by the Former Manager and the Sub-Manager by acquiring the entities that own the Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months.

Interest expense

The increase consisted of interest expense on mortgages that increased from $24.2 million for the first quarter 2019 to $26.2 million for the first quarter 2020, due to the additional acquired properties in 2019 and 2020. Interest expense on our revolving line of credit increased from approximately $587,000 for the first quarter 2019 to approximately $859,000 for the first quarter 2020.

See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

Definitions of Non-GAAP Measures

We disclose FFO, Core FFO, AFFO and NOI, each of which meet the definition of a “non-GAAP financial measure”, as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why the Company believes that presentation of these measures provides useful information to investors. None of FFO, Core FFO, AFFO and NOI should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further FFO, Core FFO, AFFO and NOI should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements. FFO, Core FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

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

Core Funds From Operations Attributable to Common Stockholders and Unitholders (“Core FFO”)

The Company makes adjustments to FFO to remove costs incurred and revenues recorded that are singular in nature and outside the normal operations of the Company and portray its primary operational results. The Company calculates Core FFO as:

FFO, plus:
• acquisition and pursuit (dead deal) costs;
• Loan cost amortization on acquisition term notes and loan coordination fees;
• losses on debt extinguishments or refinancing costs;
• internalization costs;
• non-cash dividends on preferred stock;
• non-cash (income) expense for current expected credit losses;
• Extraordinary Event - COVID-19 Expense; and

Less:
• earnest money forfeitures by prospective asset purchasers.

Core FFO figures reported by us may not be comparable to Core FFO figures reported by other companies. We utilize Core FFO as a supplemental measure of the operating performance of our portfolio of real estate assets. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and may be useful in comparing our operating performance with other real estate companies. Since our calculation of Core FFO removes costs incurred and revenues recorded that are often singular in nature and outside the normal operations of the Company, we believe it improves comparability to investors in assessing our core operating results across periods. Core FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

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
		Three months ended March 31,
(In thousands, except per-share figures)		2020	2019

Net (loss) income attributable to common stockholders (See note 1)		$(209,452)	$(28,313)

Add:	Depreciation of real estate assets	39,775	35,717
	Depreciation of real estate assets attributable to joint ventures	8,982	9,123
	Net (loss) income attributable to Class A Unitholders (See note 2)	(3,094)	492
FFO attributable to common stockholders and unitholders		(163,789)	17,019

	Acquisition and pursuit costs	246	—
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	678	487
	Payment of costs related to property refinancing	—	55
	Internalization costs (See note 4)	178,793	45
	Noncash dividends on preferred stock	544	96
	Noncash (income) expense for current expected credit losses (See note 5)	4,530	—
	Extraordinary Event - COVID-19 Expense	29	—
	Earnest money forfeited by prospective asset purchaser	(2,750)	—
Core FFO attributable to common stockholders and unitholders		18,281	17,702

Add:	Non-cash equity compensation to directors and executives	230	311
	Amortization of loan closing costs (See note 6)	1,166	1,131
	Depreciation/amortization of non-real estate assets	556	449
	Net loan fees received (See note 7)	267	401
	Deferred interest income received (See note 8)	8,277	2,760
	Amortization of lease inducements (See note 9)	439	428
	Non-operational miscellaneous revenues	2,750	—
	Cash received in excess of amortization of purchase option termination revenues (See note 10)	760	296
Less:	Non-cash loan interest income (See note 8)	(3,019)	(3,324)
	Cash received for sale of K Program securities in excess of noncash revenues	—	(141)
	Cash paid for loan closing costs	—	(3)
	Amortization of acquired real estate intangible liabilities and SLR (See note 11)	(4,653)	(3,758)
	Amortization of deferred revenues (See note 12)	(940)	(940)
	Normally recurring capital expenditures (See note 13)	(1,418)	(1,180)

Adjusted funds from operations attributable to common stockholders and Unitholders		$22,696	$14,132

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$12,491	$11,195
	Distributions to Unitholders (See note 2)	203	229
	Total	$12,694	$11,424

Common Stock dividends and Unitholder distributions per share		$0.2625	$0.26

FFO per weighted average basic share of Common Stock and Unit outstanding		$(3.42)	$0.39
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.38	$0.41
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.47	$0.32

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	47,129	42,680
	Class A Units	827	880
	Common Stock and Class A Units	47,956	43,560

	Diluted Common Stock and Class A Units (B)	47,957	44,199

Actual shares of Common Stock outstanding, including 7 and 6 unvested shares
of restricted Common Stock at March 31, 2020 and 2019, respectively.		47,585	43,244
Actual Class A Units outstanding at March 31, 2020 and 2019, respectively.		775	879
	Total	48,360	44,123

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.72% weighted average non-controlling interest in the Operating Partnership for the three-month period ended March 31, 2020.

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

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to
Net Income (Loss) Attributable to Common Stockholders

1)
Rental and other property revenues and property operating expenses for the quarter ended March 31, 2020 include activity for the properties acquired during the period only from their respective dates of acquisition. In addition, the first quarter 2020 includes activity for the properties acquired since March 31, 2019. Rental and other property revenues and expenses for the first quarter 2019 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)
Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 774,687 Class A Units as of March 31, 2020. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.72% and 2.02% for the three-month periods ended March 31, 2020 and 2019, respectively.

3)
We paid loan coordination fees to Preferred Apartment Advisors, LLC, or our Former Manager, to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization. The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At March 31, 2020, aggregate unamortized loan coordination fees were approximately $14.0 million, which will be amortized over a weighted average remaining loan life of approximately 10.3 years.

4)
This adjustment reflects the add-back of consideration paid to the owners of the Former Manager and due diligence and pursuit costs incurred by the Company related to the internalization of the functions performed by the Former Manager.

5)
Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan. This loss reserve may be adjusted upward or downward over the lives of our loans and therefore the aggregate net adjustment for each period could be positive (removing the non-cash effect of a net increase in aggregate loss reserves) or negative (removing the non-cash effect of a net decrease in aggregate loss reserves) in these adjustments to FFO in calculating Core FFO.

6)
We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. Effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At March 31, 2020, aggregate unamortized loan costs were approximately $25.2 million, which will be amortized over a weighted average remaining loan life of approximately 9.1 years.

7)
We receive loan origination fees in conjunction with the origination of certain real estate loan investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received are additive adjustments in the calculation of AFFO. Correspondingly, the amortized non-cash income is a deduction in the calculation of AFFO. Over the lives of certain loans, we accrue additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. This non-cash interest income is subtracted from Core FFO in our calculation of AFFO. The amount of additional accrued interest becomes an additive adjustment to FFO once received from the borrower (see note 8).

8)
This adjustment reflects the receipt during the periods presented of additional interest income (described in note 7 above) which was earned and accrued prior to those periods presented on various real estate loans.

9)	This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)
Effective March 6, 2020, our purchase option on the Falls at Forsyth multifamily community was extinguished in conjunction with the loan repayment; effective January 1, 2019, we terminated our purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property; on May 7, 2018, we terminated our purchase options on the Bishop Street multifamily community and the Haven Charlotte student housing property, both of which are (or were) partially supported by real estate loan investments held by us. In exchange, we arranged to receive termination fees aggregating approximately $17.2 million from the developers, which are recorded as revenue over the period beginning on the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to Core FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For the quarters ended March 31, 2020 and 2019, we had received cash in excess of recognized termination fee revenues, resulting in the positive adjustments shown to Core FFO in our calculation of AFFO.

11)
This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At March 31, 2020, the balance of unamortized below-market lease intangibles was approximately $60.5 million, which will be recognized over a weighted average remaining lease period of approximately 9.1 years.

12)	This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

13)
We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $40,000 of recurring capitalized expenditures incurred at our corporate offices during the three months ended March 31, 2020. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures.

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 4.57% for the three months ended March 31, 2020. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance.

The COVID-19 pandemic has the potential to affect our short-term cash flows, if multifamily tenants lose their jobs due to business closings, smaller retailers fall behind on their rent obligations, and our office tenants' businesses begin to similarly suffer. Should these events continue to accelerate and worsen, our operational cash flows could suffer and cause us to draw upon our Revolving Credit Line more extensively and in a manner other than we intended.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2020, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

On December 20, 2019, we utilized proceeds from an interim term loan to partially finance the acquisition of Morrocroft Centre, an office building located in Charlotte, North Carolina, or the 2019 Interim Term Loan. The 2019 Interim Term Loan accrued interest at a rate of LIBOR plus 170 basis points per annum. We repaid the 2019 Interim Term Loan during the first quarter 2020 with permanent mortgage financing.

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

Our net cash used by operating activities for the three-month period ended March 31, 2020 was approximately $69.4 million and net cash provided by operating activities for the three-month period ended March 31, 2019 was approximately $26.4 million. The Internalization transaction reduced the Company’s operating cash flows by approximately $114 million for the quarter ended March 31, 2020.

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

Interest income on our loans and notes receivable decreased primarily due to a decrease in the weighted average accrued interest rate for 2019 and full repayment of the Haven Campus Communities Charlotte Member, LLC line of credit, in early 2019.

Our net cash used in investing activities for the quarters ended March 31, 2020 and 2019 was approximately $90.9 million and $53.9 million, respectively. Cash disbursed for property acquisitions increased from approximately $32.5 million in the 2019 period to $125.1 million in the 2020 period.

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

For the three-month period ended March 31, 2020, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$176	$16.87	$—	$—	$176	$16.87
Carpets	305	29.18	—	—	305	29.18
Wood flooring / vinyl	20	1.95	106	10.13	126	12.08
Blinds and ceiling fans	31	3.01	—	—	31	3.01
Fire safety	—	—	44	4.22	44	4.22
Furnace, air (HVAC)	61	5.83	—	—	61	5.83
Computers, equipment, misc.	5	0.48	57	5.47	62	5.95
Elevators	—	—	16	1.56	16	1.56
Exterior painting	—	—	628	60.11	628	60.11
Leasing office / common amenities	30	2.86	263	25.16	293	28.02
Major structural	—	—	407	38.94	407	38.94
Cabinets & countertops and unit upgrades	—	—	39	3.76	39	3.76
Landscaping & fencing	—	—	163	15.61	163	15.61
Parking lot	—	—	21	1.98	21	1.98
Signage and sanitation	—	—	19	1.84	19	1.84

	$628	$60.18	$1,763	$168.78	$2,391	$228.96

For the three-month period ended March 31, 2020, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$29	$4.80	$—	$—	$29	$4.80
Carpets	7	1.13	—	—	7	1.13
Wood flooring / vinyl	—	—	—	—	—	—
Blinds and ceiling fans	2	0.27	—	—	2	0.27
Fire safety	—	—	—	—	—	—
Furnace, air (HVAC)	25	4.04	—	—	25	4.04
Computers, equipment, misc.	—	—	2	0.35	2	0.35
Elevators	—	—	5	0.84	5	0.84
Exterior painting	—	—	—	—	—	—
Leasing office / common amenities	2	0.33	13	2.10	15	2.43
Major structural	—	—	541	88.71	541	88.71
Cabinets & countertops and unit upgrades	—	—	2	0.31	2	0.31
Landscaping & fencing	—	—	54	8.78	54	8.78
Parking lot	—	—	—	—	—	—
Signage and sanitation	—	—	19	3.26	19	3.26
Unit furniture	162	26.63			162	26.63

	$227	$37.20	$636	$104.35	$863	$141.55

In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the three-month periods ended March 31, 2020 and 2019 totaled $432,000 and $264,000, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to

"first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

Second-generation capital expenditures within our office properties portfolio for the three-month periods ended March 31, 2020 and 2019 totaled $101,000 and $149,000, respectively. Second-generation capital expenditures exclude those expenditures made in our office properties portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition) and (iii) for property re-developments and repositionings.

At March 31, 2020, we had restricted cash of approximately $20.7 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash provided by financing activities for the three-month periods ended March 31, 2020 and 2019 was approximately $186.8 million and $65.8 million, respectively. Our significant financing cash sources were approximately $89.4 million and $128.6 million of net proceeds from the issuance of Preferred Stock for the 2020 and 2019 periods respectively, and approximately $81.4 million and $57.3 million of net proceeds from the mortgage financing transactions for the 2020 and 2019 periods respectively. The decrease in proceeds from the issuance of Preferred Stock in the 2020 period was related to the closure of our $1.5 Billion Unit Offering during the quarter, as our Series A1/M1 offering was gaining traction as our primary equity raising vehicle.

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

Our first quarter 2020 Common Stock dividend declaration of $0.2625 per share represented an overall increase of 110.0% from our initial Common Stock dividend per share of $0.125 following our IPO, or an average annual dividend growth rate of approximately 12.6% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the quarter ended March 31, 2020, our aggregate dividends and distributions totaled approximately $45.8 million and our net cash used by operating activities were approximately $69.4 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

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

At March 31, 2020, the Company's active equity offerings consisted of:

•
an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering"); and

•
an offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering").

For the three-month period ended March 31, 2020, no shares of our common stock were issued under our 2019 ATM Offering. Our $1.5 Billion Unit Offering expired on February 14, 2020.

Our ability to raise funds through the issuance of our securities is dependent on, among other things, general market conditions for REITs, market perceptions about us, and the current trading price of our Common Stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not consistently be available on terms that are attractive to us or at all. In addition, the impacts of the COVID-19 pandemic on capital markets, including the availability and costs of debt and equity capital, remain uncertain and may have material adverse effects on our access to capital on attractive terms.

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

We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of March 31, 2020, our outstanding debt (both secured and unsecured) was approximately 53% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at March 31, 2020. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of March 31, 2020, we had long term mortgage indebtedness of approximately $2.6 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of March 31, 2020, we had approximately $120.1 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had 1,543,260 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2020, a total of 531,522 Warrants had been exercised into 10,630,440 shares of Common stock. The 1,543,260 Warrants outstanding at March 31, 2020 have exercise prices that range between $14.80 and $26.34 per share. If all the Warrants outstanding at March 31, 2020 became exercisable and were exercised, gross proceeds to us would be approximately $602.8 million and we would as a result issue an additional 30,865,200 shares of Common Stock.

Contractual Obligations

As of March 31, 2020, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 1.0% at March 31, 2020, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Mortgage debt obligations:
Interest	$826,087	$105,608	$192,171	$172,795	$355,513
Principal	2,648,990	46,527	453,397	544,327	1,604,739
2019 Interim Term Loan:
Interest	413	413	—	—	—
Principal	191,500	191,500	—	—	—
Office space and equipment leases	—	—	—	—	—
Total	$3,666,990	$344,048	$645,568	$717,122	$1,960,252

In addition, we had unfunded real estate loan balances totaling approximately $62.9 million at March 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of March 31, 2020, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$38,664		5.00%	6.6%
The Tradition	30,000		3.25%	7.0%
The Bloc	28,966		3.25%	6.8%
Total capped floating-rate debt	97,630	3.7%

Champions Village	27,400
Fairfield Shopping Center	19,750
Total uncapped floating-rate debt	47,150	1.8%

Total floating-rate debt	$144,780	5.5%

Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of March 31, 2020; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2020, would increase by approximately $0.9 million or decrease by approximately $1.0 million on an annualized basis.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II

Item 1.	Legal Proceedings

Neither we nor our subsidiaries nor, to our knowledge, our Former Manager is currently subject to any legal proceedings that we or our Former Manager consider to be material. To our knowledge, none of our communities are currently subject to any legal proceeding that we consider material.

Item 1A.    Risk Factors

The Company is supplementing the risk factors set forth under Item 1A. Risk Factors in its Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report") with the additional risk factor set forth below. This supplemental risk factor should be read in conjunction with the risk factors set forth in the 2019 Annual Report.

The current outbreak of the novel coronavirus, (“COVID-19”), or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to the Company’s business or financial condition, results of operations, cash flows and the market value and trading price of the Company’ securities.

A novel strain of coronavirus was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. Since that time, efforts to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.

Impact of COVID-19 on Our Operations

Our operating results depend, in large part, on revenues derived from leasing apartment homes in our communities to residential tenants, the ability of our residents to earn sufficient income to pay their rents in a timely manner, the extent to which we waive late and other customary fees associated with the apartment rental process, and our ability to limit bad debt and maintain operating results by evicting and re-leasing apartment homes when residents remain delinquent in their payment of rent. Additionally, a prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact our retail and office tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in the tenant’s bankruptcy or insolvency, which would diminish the Company’s ability to receive rental revenue it is owed under their leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on the Company.  A number of the our office and retail tenants have announced mandated or temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our common stock due to, among other factors:

•	A complete or partial closure of, or other operational issues at the Company’s properties as a result of government or tenant action;

•
In the event of resident nonpayment, default or bankruptcy, the uncollectibility of rent could increase and we may not be able to re-lease apartment homes at current or projected rents. Our occupancy levels and pricing across our portfolio may decline due to changes in demand or logistical challenges in showing or leasing apartment homes to prospective residents, including restrictions inhibiting our employees’ ability to meet with existing or potential residents;

•	Our properties may also incur significant costs or losses related to shelter-in-place orders, quarantines, infection, clean-up costs or other related factors;

•	The declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;

•
The reduction of economic activity may severely impact our office and retail tenants' business operations, financial condition, liquidity and access to capital resources and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;

•	A general decline in business activity and demand for real estate transactions would adversely affect the Company’s ability to successfully execute investment strategies or expand its portfolio; and

•
The potential negative impact on the health of the Company’s associates or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our headquarters located in Atlanta, Georgia, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. COVID-19 presents material uncertainty and risk with respect to our performance, business or financial condition, results from operations and cash flows.

Impact of COVID-19 on Liquidity and Financing

As a result of the current economic downturn, the real estate market may be unable to attract the same level of capital investment that it attracted before the COVID-19 pandemic, and there may be a reduction in the number of companies seeking to acquire properties, which may result in the value of our properties not appreciating, or decreasing significantly below the amount for which we acquired or developed them. This may also limit our ability to sell our properties, realize a cash return on our investment and reinvest the sales proceeds in new properties.  In light of the severe economic, market and other disruptions worldwide being caused by the COVID-19 pandemic, there can be no assurance that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.

Additional financial impacts include the following:

•	A significant reduction in our cash flows could impact the Company’s ability to continue paying cash dividends to its common and preferred stockholders at expected levels or at all;

•
Increased redemption activity by holders of our preferred stock could impact our cash availability and liquidity strength and, to the extent we make redemptions of our Preferred Stock in shares of our Common Stock, further dilute stockholder’s ownership interests; and

•
The financial impact of COVID-19 could negatively affect the Company’s future compliance with financial and other covenants of the Company’s credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX
Exhibit Number		Description

2.1
Stock Purchase Agreement, dated as of January 31, 2020, by and among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., PAC Carveout, LLC, NELL Partners, Inc., NMA Holdings, Inc., Mortwat, LLC, Northside Partners Trust, Nancy Ann Richardson Williams 2017 Children’s Trust, Caitboo Family Trust, Fairmont Green Trust, and Murphy Capital and Advisory Group LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company with the Securities and Exchange Commission on February 3, 2020)

10.1	+
Consulting Agreement between Leonard A. Silverstein and Preferred Apartment Communities, Inc. (incorporated by reference to Exhibit 10.20 to Form 10-K filed by the Company with the Securities and Exchange Commission on March 3, 2020)

31.1	*	Certification of Joel T. Murphy, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
XBRL (eXtensible Business Reporting Language). The following materials from Preferred Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in XBRL: (i) Condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, (ii) Condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, (iii) Condensed consolidated statements of stockholders' equity, (iv) Condensed consolidated statement of cash flows and (v) Notes to condensed consolidated financial statements.

	*	Filed or Furnished herewith
	+	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 11, 2020	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)