Form 10-Q
period 2020-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2020-08-10
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of August 5, 2020 was 49,622,321.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	June 30, 2020	December 31, 2019
Assets
Real estate
Land	$671,687	$635,757
Building and improvements	3,375,631	3,256,223
Tenant improvements	174,565	167,275
Furniture, fixtures, and equipment	354,340	323,381
Construction in progress	22,539	11,893
Gross real estate	4,598,762	4,394,529
Less: accumulated depreciation	(503,467)	(421,551)
Net real estate	4,095,295	3,972,978
Real estate loan investments, net of deferred fee income of $1,416 and $1,460 and allowance for expected
loan loss of $9,796 and $0	306,026	325,790
Real estate loan investments to related parties, net of deferred fee income of $0 and $16, allowance for expected
loan loss of $2,148 and $0 and allowance for doubtful accounts of $1,400 and $1,400	2,568	23,692
Total real estate and real estate loan investments, net	4,403,889	4,322,460

Cash and cash equivalents	60,101	94,381
Restricted cash	56,333	42,872
Notes receivable	7,758	17,079
Note receivable and revolving lines of credit due from related parties	9,011	24,838
Accrued interest receivable on real estate loans	23,046	25,755
Acquired intangible assets, net of amortization of $169,867 and $149,896	145,187	154,803
Deferred loan costs on Revolving Line of Credit, net of amortization of $1,185 and $849	950	1,286
Deferred offering costs	4,088	2,147
Tenant lease inducements, net of amortization of $4,454 and $3,567	19,103	19,607
Tenant receivables and other assets	89,817	65,332

Total assets	$4,819,283	$4,770,560

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $49,893 and $42,807	$2,762,291	$2,567,022
Revolving line of credit	92,500	—
Term note payable, net of deferred loan costs of $0 and $511	—	69,489
Unearned purchase option termination fees	1,585	2,859
Deferred revenue	37,862	39,722
Accounts payable and accrued expenses	56,143	42,191
Deferred liability to Former Manager	23,168	—
Contingent liability due to Former Manager	14,880	—
Accrued interest payable	7,927	8,152
Dividends and partnership distributions payable	20,570	23,519
Acquired below market lease intangibles, net of amortization of $28,831 and $23,655	57,793	62,611
Prepaid rent, security deposits, and other liabilities	34,568	20,879
Total liabilities	3,109,287	2,836,444

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 and 2,161 shares
issued; 2,026 and 2,028 shares outstanding at June 30, 2020 and December 31, 2019, respectively	20	20
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 68 and 5 shares
issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
93 and 103 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 5 and zero shares
issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 49,283 and 46,443 shares issued and
outstanding at June 30, 2020 and December 31, 2019, respectively	493	464
Additional paid-in capital	1,917,212	1,938,057
Accumulated (deficit) earnings	(206,724)	(7,244)
Total stockholders' equity	1,711,002	1,931,298
Non-controlling interest	(1,006)	2,818
Total equity	1,709,996	1,934,116

Total liabilities and equity	$4,819,283	$4,770,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per-share figures)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property revenues	$111,574	$99,127	$223,440	$193,520
Interest income on loans and notes receivable	10,407	12,093	23,846	23,381
Interest income from related parties	604	1,632	3,141	7,434
Miscellaneous revenues	692	1,000	3,952	1,023
Total revenues	123,277	113,852	254,379	225,358

Operating expenses:
Property operating and maintenance	16,841	13,864	33,641	26,743
Property salary and benefits (including reimbursements of $0, $4,213, $1,430
and $8,292 to related party)	5,720	4,828	10,911	9,485
Property management costs (including $0, $2,502, $894 and $4,969 to related parties)	1,042	3,373	3,045	6,640
Real estate taxes and insurance	16,506	14,081	32,031	28,172
General and administrative	8,847	1,388	15,211	2,807
Equity compensation to directors and executives	246	306	476	617
Depreciation and amortization	51,793	45,663	101,302	90,952
Asset management and general and administrative expense fees to related party	—	8,209	3,099	16,038
Provision for expected credit losses	482	—	5,615	—
Management internalization expense	458	280	179,251	325
Total operating expenses	101,935	91,992	384,582	181,779

Waived asset management and general and administrative expense fees	—	(2,795)	(1,136)	(5,424)

Net operating expenses	101,935	89,197	383,446	176,355

Operating (loss) income before gain on sale of trading investment	21,342	24,655	(129,067)	49,003
Gain on sale of trading investment	—	—	—	4
Operating (loss) income	21,342	24,655	(129,067)	49,007
Interest expense	31,136	27,611	60,729	54,367
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	584	—	725
Loss on extinguishment of debt	(6,156)	(52)	(6,156)	(69)
Gain on sale of real estate loan investment	—	747	479	747

Net loss	(15,950)	(1,677)	(195,473)	(3,957)
Consolidated net loss (income) attributable to non-controlling interests	266	571	3,407	79

Net loss attributable to the Company	(15,684)	(1,106)	(192,066)	(3,878)

Dividends declared to preferred stockholders	(35,624)	(27,542)	(68,692)	(53,081)
Earnings attributable to unvested restricted stock	(11)	(7)	(13)	(9)

Net loss attributable to common stockholders	$(51,319)	$(28,655)	$(260,771)	$(56,968)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(1.06)	$(0.66)	$(5.47)	$(1.32)

Weighted average number of shares of Common Stock outstanding,
basic and diluted	48,220	43,703	47,674	43,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month period ended June 30, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Series A, Series A1, Series M and Series M1 Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at April 1, 2020	$22	$476	$1,969,534	$(191,040)	$1,778,992	$(843)	$1,778,149
Issuance of Series A preferred shares	—	—	—	—	—	—	—
Issuance of Series A1/M1 preferred shares	1	—	34,525	—	34,526	—	34,526
Exercise of warrants	—	—	—	—	—	—	—
Redemptions of Series A preferred stock	(2)	17	(38,324)	—	(38,309)	—	(38,309)
Syndication and offering costs	—	—	(4,288)	—	(4,288)	—	(4,288)
Equity compensation to executives and directors	—	—	196	—	196	—	196
Conversion of Class A to common stock	—	—	279	—	279	(279)	—
Current period amortization of Class B Units	—	—	—	—	—	50	50
Net loss	—	—	—	(15,684)	(15,684)	(266)	(15,950)
Contributions from minority holders	—	—	—	—	—	—	—
Reallocation of minority interest in PAC OP	—	—	(462)	—	(462)	462	—
Distributions to minority holders	—	—	—	—	—	(130)	(130)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(33,208)	—	(33,208)	—	(33,208)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,610)	—	(1,610)	—	(1,610)
Dividends to Series A1/M1 preferred stockholders
($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(806)	—	(806)	—	(806)
Dividends to common stockholders ($0.175 per share)	—	—	(8,624)	—	(8,624)	—	(8,624)
Balance at June 30, 2020	$21	$493	$1,917,212	$(206,724)	$1,711,002	$(1,006)	$1,709,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month period ended June 30, 2019
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at April 1, 2019	$18	$432	$1,698,810	$—	$1,699,260	$309	$1,699,569
Issuance of Units	1	—	123,909	—	123,910	—	123,910
Issuance of mShares	—	—	17,137	—	17,137	—	17,137
Redemptions of Series A Preferred Stock	—	7	(3,113)	—	(3,106)	—	(3,106)
Exercises of Warrants	—	3	3,341	—	3,344	—	3,344
Syndication and offering costs	—	—	(15,961)	—	(15,961)	—	(15,961)
Equity compensation to executives and directors	—	—	157	—	157	—	157
Conversion of Class A Units to Common Stock	—	—	38	—	38	(38)	—
Current period amortization of Class B Units	—	—	—	—	—	149	149
Net loss	—	—	—	(1,106)	(1,106)	(571)	(1,677)
Reallocation adjustment to non-controlling interests	—	—	108	—	108	(108)	—
Distributions to non-controlling interests	—	—	—	—	—	(229)	(229)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(27,566)	1,059	(26,507)	—	(26,507)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,082)	47	(1,035)	—	(1,035)
Dividends to common stockholders ($0.2625 per share)	—	—	(11,581)	—	(11,581)	—	(11,581)
Balance at June 30, 2019	$19	$442	$1,784,197	$—	$1,784,658	$(488)	$1,784,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the six-month period ended June 30, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Series A, Series A1, Series M and Series M1 Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2020	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116
Cumulative adjustment to reflect the adoption of ASU 2016-13	—	—	—	(7,414)	(7,414)	—	(7,414)
Issuance of Series A preferred shares	1	—	64,483	—	64,484	—	64,484
Issuance of Series A1/M1 preferred shares	1	—	68,594	—	68,595	—	68,595
Exercise of warrants	—	—	8	—	8	—	8
Redemptions of Series A preferred stock	(2)	28	(48,235)	—	(48,209)	—	(48,209)
Syndication and offering costs	—	—	(16,648)	—	(16,648)	—	(16,648)
Equity compensation to executives and directors	—	—	352	—	352	—	352
Conversion of Class A to common stock	—	1	1,383	—	1,384	(1,384)	—
Current period amortization of Class B Units	—	—	—	—	—	124	124
Net loss	—	—	—	(192,066)	(192,066)	(3,407)	(195,473)
Contributions from minority holders	—	—	—	—	—	201	201
Reallocation of minority interest in PAC OP	—	—	(975)	—	(975)	975	—
Distributions to minority holders	—	—	—	—	—	(333)	(333)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(64,308)	—	(64,308)	—	(64,308)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(3,356)	—	(3,356)	—	(3,356)
Dividends to Series A1/M1 preferred stockholders
($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(1,028)	—	(1,028)	—	(1,028)
Dividends to common stockholders ($0.4375 per share)	—	—	(21,115)	—	(21,115)	—	(21,115)
Balance at June 30, 2020	$21	$493	$1,917,212	$(206,724)	$1,711,002	$(1,006)	$1,709,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the six-month period ended June 30, 2019
(Unaudited)

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Units	3	—	252,589	—	252,592	—	252,592
Issuance of mShares	—	—	29,609	—	29,609	—	29,609
Redemptions of Series A Preferred Stock	—	17	(5,128)	—	(5,111)	—	(5,111)
Exercises of Warrants	—	6	7,586	—	7,592	—	7,592
Syndication and offering costs	—	—	(30,242)	—	(30,242)	—	(30,242)
Equity compensation to executives and directors	—	—	316	—	316	—	316
Conversion of Class A Units to Common Stock	—	1	564	—	565	(565)	—
Current period amortization of Class B Units	—	—	—	—	—	301	301
Net loss	—	—	—	(3,878)	(3,878)	(79)	(3,957)
Reallocation adjustment to non-controlling interests	—	—	926	—	926	(926)	—
Distributions to non-controlling interests	—	—	—	—	—	(458)	(458)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(54,984)	3,744	(51,240)	—	(51,240)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,975)	134	(1,841)	—	(1,841)
Dividends to common stockholders ($0.5225 per share)	—	—	(22,776)	—	(22,776)	—	(22,776)
Balance at June 30, 2019	$19	$442	$1,784,197	$—	$1,784,658	$(488)	$1,784,170

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Six-month periods ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(195,473)	$(3,957)
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	101,302	90,952
Amortization of above and below market leases	(3,570)	(3,179)
Deferred revenues and fee income amortization	(2,482)	(3,197)
Purchase option termination fee amortization	(4,475)	(5,617)
Amortization of equity compensation, lease incentives and other non-cash expenses	1,781	1,608
Deferred loan cost amortization	3,424	3,139
Non-cash accrued interest income on real estate loan investments	(6,156)	(6,734)
Receipt of accrued interest income on real estate loans	8,865	2,318
Gain on sale of real estate loan and trading investment	(479)	(751)
Cash received for purchase option terminations	4,800	1,330
Loss on extinguishment of debt	6,156	69
Increase in provision for expected credit losses	5,615	—
Mortgage interest received from consolidated VIEs	—	8,015
Mortgage interest paid to other participants of consolidated VIEs	—	(8,015)
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(12,112)	(11,306)
(Increase) in tenant lease incentives	(382)	(314)
Increase in accounts payable and accrued expenses	36,431	11,691
Increase in deferred liability to Former Manager	22,851	—
Increase in contingent liability	15,004	—
Decrease in accrued interest, prepaid rents and other liabilities	(2,234)	(1,416)
Net cash provided by (used in) operating activities	(21,134)	74,636

Investing activities:
Investments in real estate loans	(24,547)	(53,497)
Repayments of real estate loans	53,896	—
Notes receivable issued	(686)	(4,792)
Notes receivable repaid	10,041	10
Note receivable issued to and draws on line of credit by related parties	(9,624)	(22,766)
Repayments of notes receivable and lines of credit by related parties	4,546	16,103
Origination fees received on real estate loan investments	467	1,051
Origination fees paid to Former Manager on real estate loan investments	—	(526)
Purchases of mortgage backed securities (K program), net of acquisition costs	—	(30,934)
Mortgage principal received from consolidated VIEs	—	2,073
Proceeds from sales of mortgage-backed securities	—	53,445
Acquisition of properties	(185,970)	(154,579)
Receipt of insurance proceeds for capital improvements	—	746
Proceeds from land condemnation	738	—
Additions to real estate assets - improvements	(26,422)	(20,647)
Investment in property development	(50)	—
Deposits paid on acquisitions	(105)	(8,202)
Net cash used in investing activities	(177,716)	(222,515)

Financing activities:
Proceeds from mortgage notes payable	336,849	145,861
Repayments of mortgage notes payable	(134,493)	(57,318)
Payments for deposits and other mortgage loan costs	(10,541)	(3,267)
Debt prepayment and other debt extinguishment costs	(5,919)	—
Payments to real estate loan participants	—	(5,223)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
(In thousands)	Six-month periods ended June 30,
	2020	2019

Proceeds from lines of credit	284,000	162,200
Payments on lines of credit	(191,500)	(219,200)
Repayment of the Term Loan	(70,000)	—
Mortgage principal paid to other participants of consolidated VIEs	—	(2,073)
Proceeds from repurchase agreements	—	4,857
Repayments of repurchase agreements	—	(4,857)
Proceeds from the sales of Preferred Stock and Units, net of offering costs and redemptions	120,497	257,466
Proceeds from exercises of Warrants	29	7,433
Payments for redemptions of preferred stock	(48,202)	(5,115)
Common Stock dividends paid	(24,647)	(22,036)
Preferred stock dividends and Class A Unit distributions paid	(68,538)	(52,112)
Payments for deferred offering costs	(9,701)	(1,868)
Contributions from non-controlling interests	197	—

Net cash provided by financing activities	178,031	204,748

Net increase in cash, cash equivalents and restricted cash	(20,819)	56,869
Cash, cash equivalents and restricted cash, beginning of year	137,253	87,690
Cash, cash equivalents and restricted cash, end of period	$116,434	$144,559

Supplemental cash flow information:
Cash paid for interest	$56,693	$49,961

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$6,315	$5,294
Writeoff of fully depreciated or amortized assets and liabilities	$175	$182
Writeoff of fully amortized deferred loan costs	$2,469	$541
Consolidation of assets of VIEs	$—	$270,670
Consolidation of liabilities of VIEs	$—	$270,670
Sale of real estate loan investments	$—	$763
Noncash extinguishment of notes receivable	$20,865	$—
Dividends payable - Common Stock	$8,625	$11,581
Dividends payable - Series A Preferred Stock	$10,129	$9,009
Dividends payable - mShares Preferred Stock	$1,143	$625
Dividends payable - A1/M1 Preferred Stock	$326	$—
Dividends declared but not yet due and payable	$347	$210
Partnership distributions payable to non-controlling interests	$130	$230
Accrued and payable deferred offering costs	$133	$731
Offering cost reimbursement to related party	$40	$256
Reclass of offering costs from deferred asset to equity	$4,098	$5,508
Loan receivables converted to equity for property acquisition	$—	$47,797
Fair value issuances of equity compensation	$4,616	$719
Mortgage loans assumed on acquisitions	$—	$41,550
Noncash repayment of mortgages through refinance	$86,669	$24,477
Operating lease liabilities assumed from Former Manager	$15,912	$—

        The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

1. Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS) is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers, Class A office buildings, and student housing properties. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of June 30, 2020, the Company owned or was invested in 125 properties in 15 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until the Company acquired the Former Manager and NMP Advisors, LLC, or the Sub-Manager, or the Internalization, on January 31, 2020. Prior to the Internalization transaction, according to the Sixth Amended and Restated Management Agreement, effective as of June 3, 2016, among the Company, the Operating Partnership (as defined below), and the Former Manager, or the Former Management Agreement, the Company paid acquisition fees and other fees and expense reimbursements to the Former Manager. Following the Internalization transaction that closed on January 31, 2020, the Company no longer pays any fees or expense reimbursements to its Former Manager or Sub-manager (see Note 6).

As of June 30, 2020, the Company had 49,283,249 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.5% owner of the Preferred Apartment Communities Operating Partnership, L.P., the Company's operating partnership, at that date. The number of partnership units not owned by the Company totaled 742,413 at June 30, 2020 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These condensed financial statements were derived from audited financial statements, but do not contain all the disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three and six months ended June 30, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, that will continue to have an adverse impact on economic and market conditions and trigger a period of economic slowdown in the United States and globally. The potential reach, severity and duration of impacts of the COVID-19 pandemic will cause our estimates and forecasts of future events to be inherently less certain. Actual results could differ from those estimates. Amounts are presented in thousands where indicated.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

Reclassification Adjustments

The Company recorded certain reclassification adjustments on its Condensed Consolidated Statement of Operations for the three-month and six-month periods ended June 30, 2019, to conform prior period presentation to the current presentation reflective of the internalized structure as shown in the table below. None of these reclassification adjustments were due to error or misstatement.

	For the three-month period ended June 30, 2019
(in thousands)	As reported in Quarterly Report on Form 10-Q at June 30, 2019	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at June 30, 2020

Rental revenues	$95,592	$(95,592)	$—
Other property revenues	$3,512	$(3,512)	$—
Rental and other property revenues	$—	$99,127	$99,127
Miscellaneous revenues	$1,023	$(23)	$1,000

Operating expenses:
Property operating and maintenance	$12,466	$1,398	$13,864
Real estate taxes	$12,544	$(12,544)	$—
Real estate taxes and insurance	—	14,081	14,081
General and administrative	$1,913	$(525)	$1,388
Insurance, professional fees and other expenses	$2,690	$(2,690)	$—
Management internalization expense	$—	$280	$280

	For the six-month period ended June 30, 2019
(in thousands)	As reported in Quarterly Report on Form 10-Q at June 30, 2019	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at June 30, 2020

Rental revenues	$187,830	(187,830)	—
Other property revenues	$5,690	(5,690)	—
Rental and other property revenues	$—	193,520	193,520
Miscellaneous revenues	$1,023	—	1,023

Operating expenses:
Property operating and maintenance	$23,258	3,485	26,743
Real estate taxes	$25,044	(25,044)	—
Real estate taxes and insurance	$—	28,172	28,172
General and administrative	$4,527	(1,720)	2,807
Insurance, professional fees and other expenses	$5,218	(5,218)	—
Management internalization expense	$—	325	325

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

2.Summary of Significant Accounting Policies

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

The Company's real estate loan investments are collateralized by real estate development projects and secured further by guaranties of repayment from one or more of the borrowers. The Company's lines of credit receivable are typically only collateralized by personal guaranties, but occasionally may be cross-collateralized by interests in other real estate projects. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates are considered. Such analyses are completed and reviewed by management, utilizing various data sources, including periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, capitalization and discount rates and site inspections.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

See the Revenue Recognition section of this Note for other loan-related policy disclosures required by ASC 310-10-50-6.

Purchase Option Terminations

The Company will occasionally receive a purchase option and/or a right of first refusal on the underlying property in conjunction with extending a real estate loan investment to the developer of the property. The purchase option is in some instances at a discount to the to-be-agreed-upon market value of the property, once stabilized. If the Company elects not to exercise the purchase option and acquire the property, it may negotiate to sell the purchase option back to the developer and receive a termination fee in consideration. The amount of the termination fee is accounted for as additional interest on the real estate loan investment and is recognized as interest revenue utilizing the effective interest method over the period beginning from the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property.

Revenue Recognition

Residential properties

Rental revenue is recognized when earned from residents of the Company's residential properties, which is over the terms of the rental agreements, typically of nine to fifteen months’ duration. The Company evaluates the collectability of amounts due from residents and recognizes revenue from residents when collectability is deemed probable, in accordance with ASC 842-30-25-12.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs represent non-lease component revenue. Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient under ASC 842, Leases, paragraph 10-15-42A, to elect reporting the lease component and non-lease components as one single component under rental and other property revenues recognized in accordance with ASC 842. Revenue from reimbursements are considered variable lease payments and are recognized in the period in which the related expenses are incurred. The Company does not record income and offsetting expense for certain variable costs paid directly to third parties by lessees on behalf of lessors.

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

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. The Company elected to account for rent deferments provided to our residents and tenants, which were primarily related to a change of timing of rent payments with no significant changes to total payments or term, as a deferred payment in which we continue to recognize rental revenue on the existing straight-line basis over the remaining lease term and recognize any changes in payment through lease receivables, which is recorded in tenant receivables and other assets in our condensed consolidated balance sheet. Any deferment agreements which resulted in a significant change in lease term were accounted for as a modification under ASC 842.

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
June 30, 2020

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
June 30, 2020

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	June 30, 2020	December 31, 2019
Residential properties:
Properties (1,2)	44	42
Units	12,936	12,256
Beds	6,095	6,095
New Market Properties:
Properties (2)	54	52
Gross leasable area (square feet) (3)	6,208,278	6,041,629
Preferred Office Properties:
Properties (2,4)	9	10
Rentable square feet	3,169,000	3,204,000

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

Impacts of COVID-19 Pandemic

The COVID-19 pandemic emerged in December 2019 and has since spread globally, including to every state in the United States. On March 13, 2020, the United States declared a national emergency. Since that time, efforts to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders. The restrictions have resulted in impacts to earnings for commercial real estate, which in turn is expected to affect asset valuations to some degree. The Company does not consider this event to be a triggering event for purposes of impairment, since no evidence of declining valuations of any consequence have emerged to cause a triggering event, as evidenced by step one analyses performed on a sample of its properties from each segment. The Company found a significant amount of cushion between the asset’s book value and the undiscounted cash flows for the properties evaluated.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

The Company's monthly rent collections for the three-month period ended June 30, 2020 fell slightly across the Company's segments compared to the three-month period ended March 31, 2020, with a more pronounced decrease in collections for in-line retail tenants, whose businesses were closed during periods with state or local operating restrictions. Such tenants have reopened as restrictions were lifted and monthly rent collections are beginning to increase. Within our multifamily communities, despite the fact that collections of rents had still not yet begun to decline significantly as of June 2020, the Company offered rent deferral plans for the months of April, May and June 2020. Any deferred rents would be due over the remaining lease term of the individual tenants. Any uncollected deferred rent amounts will be deemed uncollectible. For retail and office tenants, the company evaluated all delinquent receivable balances by performing a detailed review of each tenant. In this review, we determined if the balances were paid in the subsequent month, if tenant had requested rent relief in the subsequent month due to COVID-19 circumstances, if the tenant was a credit tenant that was not typically late, and if the tenant had a security deposit on hand. If the likelihood of the tenant submitting payment was deemed to be less than probable based on the aforementioned criteria, we determined the tenant as being an “at risk” tenant and revenue would be recognized on a cash basis.

The Company's average recurring rental revenue collections before and after any effect of rent deferrals for the second quarter 2020 were approximately 96.0% and 97.6% respectively. Rent deferments provided to residents and tenants primarily related to a change of timing of rent payments with no significant changes to total payments or term. The Company has deferred approximately $1.4 million, or 1.3% of total rental and other revenues for the three-month period ended June 30, 2020. In addition, the Company’s revenues were reduced by approximately $2.0 million, or 1.9% of rental and other revenues for the three-month period ended June 30, 2020 due to additional bad debt reserves related to the COVID-19 pandemic.

Residential properties acquired

During the six-month period ended June 30, 2020, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

3/31/2020	Horizon at Wiregrass	Tampa, Florida	392
4/30/2020	Parkside at the Beach	Panama City Beach, Florida	288
			680

The aggregate purchase prices of the multifamily acquisitions for the six-month period ended June 30, 2020 were approximately $141.2 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities. The Company acquired no multifamily communities during the six-month period ended June 30, 2019.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Multifamily Community acquired during the six-month period ended
(In thousands, except amortization period data)	June 30, 2020

Land	$12,945
Buildings and improvements	100,113
Furniture, fixtures and equipment	26,284
Lease intangibles	5,968
Prepaids & other assets	24
Accrued taxes	(437)
Security deposits, prepaid rents, and other liabilities	(384)

Net assets acquired	$144,513

Cash paid	$99,476
Mortgage debt, net	45,037

Total consideration	$144,513

Three-months ended June 30, 2020
Revenue	$2,375
Net income (loss)	$(1,945)

Six-months ended June 30, 2020
Revenue	$2,375
Net income (loss)	$(2,185)

Capitalized acquisition costs incurred by the Company	$4,085
Acquisition costs paid to related party (included above)	$—
Remaining amortization period of intangible
assets and liabilities (months)	12.6

The Company had no acquisitions of student housing property assets during the six-month period ended June 30, 2020.

During the six-month period ended June 30, 2019, the Company completed the acquisition of Haven49, a 322-unit, 887-bed student housing property adjacent to the University of North Carolina at Charlotte. The Company effectuated the acquisition via a negotiated agreement whereby the Company accepted the membership interest in the Haven49 project entity in satisfaction of the project indebtedness owed to the Company. See Note 4.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

The Company allocated the asset's fair value and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Student housing property acquired during the six-month period ended
(In thousands, except amortization period data)	June 30, 2019

Land	$7,289
Buildings and improvements	68,163
Furniture, fixtures and equipment	16,966
Lease intangibles	983
Accrued taxes	(158)
Security deposits, prepaid rents, and other liabilities	(2,579)

Net assets acquired	$90,664

Satisfaction of loan receivables	$46,397
Cash paid	2,717
Mortgage debt, net	41,550

Total consideration	$90,664

Three-months ended June 30, 2020
Revenue	$1,948
Net income (loss)	$177

Six-months ended June 30, 2020
Revenue	$3,938
Net income (loss)	$271

Capitalized acquisition costs incurred by the Company	$1,016
Acquisition costs paid to related party	$936

Remaining amortization period of intangible
assets and liabilities (months)	0

On March 20, 2020, we delivered a written termination notice to the prospective purchaser of six of our student housing properties for their failure to consummate the purchase. Accordingly, we received an additional $2.75 million of forfeited earnest money as liquidated damages.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

New Market Properties assets acquired

During the six-month periods ended June 30, 2020 and 2019, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/29/2020	Wakefield Crossing	Raleigh, North Carolina	75,927
3/19/2020	Midway Market	Dallas, Texas	85,599

			161,526

1/17/2019	Gayton Crossing	Richmond, Virginia	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, Florida	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, Florida	130,285

			681,903

The aggregate purchase price of the New Market Properties acquisitions for the six-month periods ended June 30, 2020 and 2019 was approximately $27.7 million and $149.3 million respectively, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisitions during the six-month periods ended June 30,
(In thousands, except amortization period data)	2020	2019

Land	$9,328	$45,188
Buildings and improvements	12,264	89,680
Tenant improvements	2,099	5,897
In-place leases	3,043	13,111
Above market leases	107	2,045
Leasing costs	1,237	5,097
Below market leases	(359)	(9,066)
Prepaid taxes and other assets	61	97
Security deposits, prepaid rents, and other	(249)	(604)

Net assets acquired	$27,531	$151,445

Cash paid	$19,640	$55,282
Mortgage debt	7,891	96,163

Total consideration	$27,531	$151,445

Three-month period ended June 30, 2020
Revenue	$638	$3,630
Net income (loss)	$9	$(317)

Six-month period ended June 30, 2020
Revenue	$1,045	$7,503
Net income (loss)	$54	$(596)

Capitalized acquisition costs incurred by the Company	$470	$2,921
Capitalized acquisition costs paid to related party (included above)	$249	$1,535
Remaining amortization period of intangible
assets and liabilities (years)	10.3	8.5

The Company recorded aggregate amortization and depreciation expense of:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(In thousands)	2020	2019	2020	2019
Depreciation:
Buildings and improvements	$28,755	$24,190	$56,762	$47,177
Furniture, fixtures, and equipment	12,926	12,532	25,315	25,665
	41,681	36,722	82,077	72,842
Amortization:
Acquired intangible assets	9,714	8,617	18,363	17,563
Deferred leasing costs	348	276	764	453
Website development costs	50	48	98	94
Total depreciation and amortization	$51,793	$45,663	$101,302	$90,952

At June 30, 2020, the Company had recorded acquired gross intangible assets of $315.1 million, accumulated amortization of $169.9 million, gross intangible liabilities of $86.6 million and accumulated amortization of $28.8 million. Net intangible assets and liabilities as of June 30, 2020 will be amortized over the weighted average remaining amortization periods of approximately 7.2 and 8.9 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

At June 30, 2020, the Company had restricted cash of approximately $18.0 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

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
Effective January 1, 2019, the Company terminated its purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $9.1 million from the developers. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $2.0 million and $2.3 million of interest revenue related to these purchase option terminations for the six-month periods ended June 30, 2020 and 2019, respectively. Effective March 6, 2020, the Company terminated its purchase option on the Falls at Forsyth multifamily community for $2.5 million.

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

	June 30, 2020	December 31, 2019
Number of loans	25	27
Number of underlying properties in development	18	19
(In thousands)
Drawn amount	$323,233	$352,582
Deferred loan origination fees	(1,416)	(1,476)
Allowance for loan losses	(13,223)	(1,400)
Carrying value	$308,594	$349,706

Unfunded loan commitments	$59,949	$61,718
Weighted average current interest, per annum (paid monthly)	8.47%	8.48%
Weighted average accrued interest, per annum	3.58%	3.85%

(In thousands)	Principal balance	Deferred loan origination fees	Provision for Expected Credit Losses	Carrying value
Balances as of December 31, 2019	$352,582	$(1,476)	$(1,400)	$349,706
Opening CECL reserve	—	—	(7,414)	(7,414)
Loan fundings	24,547	—	—	24,547
Loan repayments	(53,896)	—	—	(53,896)
Loan origination fees collected	—	(467)	—	(467)
Amortization of loan origination fees	—	527		527
Reserve increases due to loan originations	—	—	(409)	(409)
Net increases in reserves on existing loans or loans repaid	—	—	(4,000)	(4,000)
Balances as of June 30, 2020	$323,233	$(1,416)	$(13,223)	$308,594

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(In thousands)
Residential properties	24	$300,896	$363,989	98%
New Market Properties	—	—	—	—%
Preferred Office Properties	1	7,698	19,193	2%
Balances as of June 30, 2020	25	$308,594	$383,182

On May 14, 2020, the Company closed on a real estate loan investment of up to $10.0 million in partial support of a 277-unit multifamily community to be located in Raleigh, North Carolina. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 5.5% per annum and matures on November 14, 2023.

On February 28, 2020, the Company closed on a real estate loan investment of up to approximately $13.4 million in partial support of a 256-unit multifamily community to be located in Charlotte, North Carolina. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 5.5% per annum and matures on February 28, 2025.

The Company's real estate loan investments are primarily collateralized by 100% of the membership interests of the underlying project entity, and, where considered necessary, by unconditional joint and several repayment guaranties and performance guaranties by the principal(s) of the borrowers. These guaranties generally remain in effect until the receipt of a final certificate of occupancy. All of the guaranties are subject to the rights held by the senior lender pursuant to a standard intercreditor agreement. Prepayment of the real estate loans are permitted in whole, but not in part, without the Company's consent.

As discussed in note 2, the Company established total expected credit losses against its existing portfolio of real estate loan investments on January 1, 2020. In doing so, it recorded a cumulative effect reduction adjustment to retained earnings of approximately $7.4 million. For the quarter ended June 30, 2020, the Company recorded an aggregate net decrease in its provision for expected credit losses of approximately $122,000.

As described in note 2, the Company assesses the credit quality of its real estate loan investments by a calculated loss reserve ratio, which is an internally-developed credit quality indicator. Loss reserve ratios reflect the amount of protection afforded by the amount of equity and debt financing subordinate to the Company's position in the project; higher reserve ratios reflect a lower amount of invested dollars junior to the Company's position. The following table presents the Company's aggregation of loan amounts by final reserve ratio as of June 30, 2020:

Final reserve ratio	Number of loans	Total receivables by project, net of reserves (in thousands)
0.50%	6	$71,244
1.00%	4	35,111
1.50%	10	73,434
3.00%	3	30,953
4.00%	1	123,188
5.00% +	1	3,776

	25	$337,706

The COVID-19 pandemic has, and will continue to have, impacts upon the development activity underlying our real estate loan investments, including the availability of labor, the supply and availability of construction materials and the ability to achieve leased stabilization. The Company's Berryessa real estate loan investment carried a 4% final reserve ratio at June 30, 2020. The project experienced a temporary construction delay due to effects of the COVID-19 pandemic but resumed in the second quarter of 2020 when the force majeure order was lifted. The Company assesses its real estate loan investment portfolio for

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

impacts from COVID-19 at the outset of the project, as well as both quantitatively and qualitatively at the achievement of construction and leasing milestones during the projects' lives.

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

The Company's Starkville loan has been in default since August 20, 2019 under the terms of the underlying mezzanine loan agreement. During the fourth quarter of 2019, the Company recorded a specific loan loss reserve related to this loan totaling $1.4 million, reducing its net investment in the Starkville loan from $7.3 million, including accrued interest of $1.2 million, to a carrying amount of $5.9 million. In the first quarter of 2020, the Company recorded an additional $2.1 million in reserves pertaining to this loan under ASU 2016-03, reducing its carrying amount to $3.8 million as of June 30, 2020. No additional reserves were recorded in the second quarter of 2020.

At June 30, 2020, the Company's portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				June 30, 2020	December 31, 2019
(In thousands)
Preferred Capital Marketing Services, LLC (1)	N/A	N/A	$—	$—	$650	N/A
Preferred Apartment Advisors, LLC (1,2)	N/A	N/A	—	—	15,178	N/A
Haven Campus Communities, LLC (1,3)	6/11/2014	12/31/2018	11,660	9,011	9,011	8%
Newport Development Partners, LLC (7)	6/17/2014	6/30/2021	1,000	—	—	12%
Oxford Capital Partners, LLC (4, 8)	10/5/2015	6/30/2021	8,000	5,910	5,438	10%
Mulberry Development Group, LLC (5, 8)	3/31/2016	6/30/2021	750	630	525	12%
360 Capital Company, LLC (5)	5/24/2016	12/31/2020	3,400	1,218	3,394	12%
360 Capital Company, LLC (1,6)	N/A	N/A	—	—	7,754	N/A
Unamortized loan fees			—	—	(33)

			$24,810	$16,769	$41,917

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

(7) The maturity date for the line of credit held by Newport Development Partners, LLC was extended from 6/30/2020 to 6/30/2021. Additionally, the total commitment of $2.0 million was reduced to $1.0 million during Q2 2020.

(8) The lines of credit held by Oxford Capital Partners, LLC and Mulberry Development Group, LLC were extended from 6/30/2020 to 6/30/2021.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through June 30, 2020 was approximately $1.6 million. Under the terms of the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

Based on the negotiated agreement between the Company and the borrowers, on March 27, 2019, the Company received the membership interests of the Haven49 student housing project in exchange for the complete settlement of the related Haven49 loans, which include the Haven Campus Communities Charlotte Member, LLC line of credit, the Haven49 real estate loan investment and the Haven49 member loan. Additionally, under the same agreement, the Company received payouts and credits totaling approximately $3.75 million towards the Haven Campus Communities, LLC line of credit. These amounts were applied in accordance with the terms of the line of credit. The Company retains a pledge of a 49.49% interest in an unrelated shopping center located in Atlanta, Georgia as collateral on the Haven Campus Communities, LLC line of credit, as well as personal guaranties of repayment from the principals of the borrower.

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

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three month periods ended June 30,		Six month periods ended June 30,
(In thousands)	2020	2019	2020	2019
Real estate loans:
Current interest	$6,792	$7,479	$14,149	$14,948
Additional accrued interest	2,860	3,184	6,156	6,569
Loan origination fee amortization	250	465	527	780
Purchase option termination fee amortization	434	1,383	4,475	5,617
Default interest	62	—	124	—

Total real estate loan revenue	10,398	12,511	25,431	27,914
Notes and lines of credit	607	925	1,518	2,414
Bank and money market accounts	6	280	38	280
Agency mortgage-backed securities	—	9	—	207

Interest income on loans and notes receivable	$11,011	$13,725	$26,987	$30,815

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2020 of approximately $323.2 million. The maximum aggregate amount of loans to be funded as of June 30, 2020 was approximately $383.2 million, which includes approximately $59.9 million of loan committed amounts not yet funded.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

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
The Company is subject to a geographic concentration of risk that could be considered significant with regard to the Newbergh, Newbergh Capital, Solis Kennesaw II, 8West and Kennesaw Crossing real estate loan investments, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount, in addition to outstanding accrued interest, for these loans as of June 30, 2020 totaled approximately $51.4 million (with a total commitment amount of approximately $65.5 million). The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Sanibel Straits, Sanibel Straits Capital, E-Town, Vintage Destin, Hidden River, Hidden River Capital and Vintage Horizon West real estate loan investments, all of which are partially supporting various real estate projects in Florida. The drawn amount, in addition to outstanding accrued interest, for these loans as of June 30, 2020 totaled approximately $55.4 million (with a total commitment amount of approximately $61.2 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

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

At June 30, 2020, the Company's active equity offerings consisted of:

•an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering")

•an offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering"); and
•an offering of up to $100 million of equity securities for the Preferred Office Growth Fund, a consolidated entity (the “Preferred Office Growth Fund Offering”).

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

Cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)			Deferred Offering Costs
Offering	Total offering	Gross proceeds as of June 30, 2020	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (3)	Total offering costs
$1.5 Billion Unit Offering (1)	1,500,000	$1,236,414	$15,874	$—	$15,874	$115,650	$131,524
Series A1/M1 Offering	1,000,000	73,428	208	2,627	2,835	7,213	10,048
2019 Shelf Offering (2)	400,000	—	—	972	972	—	972
Preferred Office Growth Fund	100,000	113	1	489	490	3	493

Total	$3,000,000	$1,309,955	$16,083	$4,088	$20,171	$122,866	$143,037

(1) The Series A $1.5 billion unit offering expired in Q1 2020 and therefore all remaining deferred offering costs were reclassified as reductions of stockholder's equity in Q1 2020.

(2) The $125 million ATM Offering is a part of the $400 million Shelf Offering and therefore it is not included in the total.

(3) These offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

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

6. Related Party Transactions
On January 31, 2020, the Company internalized the functions performed by the Former Manager and Sub-Manager by acquiring the entities that owned the Former Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months, due upon the earlier of (i) if, for the immediately preceding fiscal year beginning on January 1, funds from operations ("FFO") of the Company per weighted average basic share of the Company’s common stock and Class A Unit (as defined in the limited partnership agreement of PAC OP) outstanding for such fiscal year is determined to be greater than or equal to $1.55 or (ii) on the thirty-six (36) month anniversary of the closing of the Internalization. Pursuant to the Stock Purchase Agreement, the sellers sold all of the outstanding shares of capital stock of NELL Partners, Inc. ("NELL") and NMA Holdings, Inc. ("NMA") to PAC Carveout, LLC ("PAC Sub") in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15 million for certain specified matters (the "Specified Matters Holdback Amount"). The Specified Matters Holdback Amount is payable to the NELL sellers less certain losses following final resolution of any such specified matters.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

Daniel M. DuPree and Leonard A. Silverstein were executive directors of NELL Partners, Inc., which controlled the Former Manager through the date of the Internalization. Daniel M. DuPree was the Chief Executive Officer and Leonard A. Silverstein was the President and Chief Operating Officer of the Former Manager. Trusts established, or entities owned, by the family of John A. Williams, Daniel M. DuPree, the family of Leonard A. Silverstein, the Company’s former Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and the family of Mr. Silverstein were the owners of the Sub-Manager.

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
June 30, 2020

The Management Agreement entitled the Former Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three-month periods ended June 30,		Six-month periods ended June 30,
Type of Compensation	Basis of Compensation	2020	2019	2020	2019

Acquisition fees	1.0% of the gross purchase price of real estate assets	$—	$1,203	$235	$2,603
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	—	125	—	526
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	—	621	47	965
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	—	3,840	1,349	7,565
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	—	2,495	890	4,951
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	—	1,581	616	3,067
Construction management fees	Quarterly fee for property renovation and takeover projects	—	78	14	136
Disposition fees	1% of the sale price of a real estate asset	—	16	—	16
Contingent asset management fees / general and administrative fees	Recognized upon disposition of the property when exceeding the 7% IRR hurdle	—	—	—	—

		$—	$9,959	$3,151	$19,829

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

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(In thousands)
	Three-month periods ended June 30,		Six-month periods ended June 30,
	2020	2019	2020	2019
	$—	$4,213	$1,430	$8,292

The Former Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Former Manager was reimbursed $40,451 and $256,162 for the six-month periods ended June 30, 2020 and 2019, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $0 and $680,116 for the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

six-month periods ended June 30, 2020 and 2019, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company has engaged PCS to perform certain termination-related services. These services began in October 2019 and continued through April 2020. For the six-month period ended June 30, 2020, the Company paid an additional $3.1 million for these services, which were recorded as deferred offering costs.

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

Of the Company’s $23.0 million accrued interest receivable on real estate loans balance on the Consolidated Balance Sheet, interest receivable of approximately $1.2 million relates to the Haven 12 real estate loan investment, which is to a related party. Interest receivable of approximately $1.6 million on its Haven Campus Communities, LLC line of credit is included in the tenant receivables and other assets line.

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

The Company declared aggregate quarterly cash dividends on its Common Stock of $0.175 and $0.2625 per share for the three-month periods ended June 30, 2020 and 2019 respectively and $0.4375 and $0.5225 per share for the six-month periods ended June 30, 2020 and 2019, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At June 30, 2020, the Company had 742,413 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the six-month periods ended June 30,
(In thousands)	2020	2019

Series A Preferred Stock	$64,308	$51,240
mShares	3,356	1,841
Series A1 Preferred Stock	968	—
Series M1 Preferred Stock	60	—
Common Stock	21,115	22,776
Class A OP Units	333	458

Total	$90,140	$76,315

8. Equity Compensation
        Stock Incentive Plan
On May 2, 2019, the Company’s board of directors adopted, and the Company’s Common stockholders approved, the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, to incentivize, compensate and retain eligible officers, consultants, and non-employee directors. The 2019 Plan increased the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan from 2,617,500 to 3,617,500. The 2019 Plan does not have a stated expiration date.

Equity compensation expense by award type for the Company was:

	Three-month periods ended June 30,		Six-month periods ended June 30,		Unamortized expense as of June 30,
(In thousands)	2020	2019	2020	2019	2020

Class B Unit awards to employees:
2016	$—	$—	$—	$2	$—
2017	—	78	3	156	—
2018	50	71	121	143	140
Restricted stock grants to Board members:
2018	—	30	—	120	—
2019	35	70	140	70	—
2020	89	—	89	—	—
Restricted stock grants for employees:
2020	37	—	37	—	3,843
Restricted stock units to employees:
2017	—	20	—	38	—
2018	10	21	24	40	38
2019	12	16	31	48	116
2020	13	—	31	—	155

Total	$246	$306	$476	$617	$4,292

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for service years 2017-2019 vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant. The restricted stock grant for service year 2020 is scheduled to vest on the one-year anniversary of the date of grant.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2017	24,408	$14.75	$360
2018	24,810	$14.51	$360
2019	26,446	$15.88	$420
2020	66,114	$8.05	$532

On June 17, 2020, the Company granted Restricted Stock to certain of its executives and employees. The fair value per share of $8.05 was based upon the closing price of the Company's Common Stock on the business day preceding the grant date. A total of 137,741 shares representing a fair value of approximately $1.1 million will vest on the four year anniversary of the grant date and 344,356 shares representing a fair value of approximately $2.8 million will vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date.

Class B OP Units

As of June 30, 2020, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

	Grant date
	1/2/2018	1/3/2017

Units granted	256,087	286,392
Units forfeited:
John A. Williams (1)	(38,284)	—
Voluntary forfeiture by senior executives (2)	(128,258)	—
Other	(24,237)	(5,334)

Total forfeitures	(190,779)	(5,334)

Units earned and converted into Class A Units	—	(281,058)

Class B Units outstanding at June 30, 2020	65,308	—

Units unearned but vested	48,678	—
Units unearned and not yet vested	16,630	—

Class B Units outstanding at June 30, 2020	65,308	—

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.
(2) Additional Class B OP units granted to senior executives other than Mr. Williams were voluntarily forfeited at the end of 2018.

There were no grants of Class B OP Units for 2019 or 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

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

        Restricted Stock Units

The Company, made grants of restricted stock units, or RSUs, to its employees under the 2019 Plan, and prior to Internalization, made grants of RSUs to certain employees of affiliates of the Company under the 2011 Plan, as shown in the following table:

Grant date	1/2/2020	1/2/2019	1/2/2018
Service period	2020-2022	2019-2021	2018-2020

RSU activity:
Granted	21,400	27,760	20,720
Forfeited	(1,700)	(6,021)	(6,554)

RSUs outstanding at June 30, 2020	19,700	21,739	14,166

RSUs unearned but vested	—	7,328	9,520
RSUs unearned and not yet vested	19,700	14,411	4,646

RSUs outstanding at June 30, 2020	19,700	21,739	14,166

Fair value per RSU	$9.47	$10.77	$16.66
Total fair value of RSU grant	$202,658	$298,975	$345,195

The RSUs vest in three equal consecutive one-year tranches from the date of grant. For each grant, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

9. Indebtedness

        Mortgage Notes Payable

Mortgage financing of property acquisitions

During the six-month period ended June 30, 2020, the Company obtained mortgage financing on the following properties as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Interest rate	Maturity date

251 Armour Yards	1/22/2020	$3,522	Fixed	4.50%	1/22/2025
Wakefield Crossing	1/29/2020	7,891	Fixed	3.66%	2/1/2032
Morrocroft Centre	3/19/2020	70,000	Fixed	3.40%	4/10/2033
Horizon at Wiregrass Ranch	4/23/2020	52,000	Fixed	2.90%	5/1/2030
Parkside at the Beach	4/30/2020	45,037	Fixed	2.95%	5/1/2030

		$178,450

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the six-month periods ended June 30, 2020 and 2019:

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed (thousands)	New balance (millions)	New interest rate	Additional deferred loan costs from refinancing (thousands)

1/3/2020	Ursa	$31.4	L + 300	$—	$—	n/a	$—
6/25/2020	CityPark View	19.8	3.27%	$1,314	29.0	2.75%	$314
6/29/2020	Aster at Lely Resort	30.7	3.84%	$293	50.4	2.95%	$2,777
6/29/2020	Avenues at Northpointe	26.0	3.16%	$166	33.5	2.79%	$1,247
6/30/2020	Avenues at Cypress	20.5	3.43%	$1,607	28.4	2.96%	$336
6/30/2020	Venue at Lakewood Ranch	27.8	3.55%	$2,457	36.6	2.99%	$384
6/30/2020	Crosstown Walk	29.9	3.90%	$248	46.5	2.92%	$2,841
6/30/2020	Summit Crossing II	13.1	4.49%	$779	20.7	L + 278	$136

		$199.2		$6,864	$245.1		$8,035

2/28/2019	Lenox Village Town Center	$29.2	3.82%	$17	$39.3	4.34%	$1,153
4/12/2019	Royal Lakes Marketplace	9.5	L + 250	$52	9.7	4.29%	$287
4/12/2019	Cherokee Plaza	24.5	L + 225	$317	25.2	4.28%	$723

		$63.2		$386	$74.2		$2,163

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

The following table summarizes our mortgage notes payable at June 30, 2020:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Residential Properties	$1,435,711	3.73%	9.0
New Market Properties	574,867	4.00%	7.8
Preferred Office Properties	636,332	4.13%	12.9

Total fixed rate mortgage debt	2,646,910	3.88%	9.7

Variable rate mortgage debt:
Residential Properties	118,124	3.77%	3.6
New Market Properties	47,150	2.83%	3.3
Preferred Office Properties	—	—%	—

Total variable rate mortgage debt	165,274		3.5

Total mortgage debt:
Residential Properties	1,553,835	3.73%	8.6
New Market Properties	622,017	3.91%	7.5
Preferred Office Properties	636,332	4.13%	12.9

Total principal amount	2,812,184	3.86%	9.3
Deferred loan costs	(45,402)
Mark to market loan adjustment	(4,491)
Mortgage notes payable, net	$2,762,291

The Company has placed interest rate caps on the variable rate mortgages on its Avenues at Creekside, Summit Crossing II, Tradition and Bloc residential properties. Under guidance provided by ASC 815-10, these interest rate caps are derivatives that are embedded in the debt hosts. Because the interest rate caps are deemed to be clearly and closely related to the debt hosts, bifurcation and fair value accounting treatment is not required.

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

As of June 30, 2020, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.4 years. Our mortgage notes have maturity dates between June 6, 2021 and June 1, 2054.

        Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which includes a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 4.05% for the six-month period ended June 30, 2020. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

On December 20, 2019, the Company entered into a $70.0 million interim term loan with KeyBank, or the 2019 Term Loan, to partially finance the acquisition of Morrocroft Centre, an office building located in Charlotte, North Carolina. The 2019 Term Loan accrues interest at a rate of LIBOR plus 1.7% per annum. The 2019 Term Loan was repaid in conjunction with the closing of permanent mortgage financing for Morrocroft Centre on March 19, 2020.
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
As of June 30, 2020, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.7 billion		$1.9 billion	(3)
Debt yield	Minimum 8.25%		9.92%
Payout ratio	Maximum 95%	(2)	91.8%
Total leverage ratio	Maximum 65%		62.1%
Debt service coverage ratio	Minimum 1.50x		1.92x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Calculated on a trailing four-quarter basis, except for Common Stock dividends, which are annualized off of the current quarter dividend. For the year ended June 30, 2020, the maximum dividends and distributions allowed under this covenant was approximately $174.6 million.
(3) Adjusted to exclude the effect of costs incurred with internalization.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At June 30, 2020, unamortized loan fees and closing costs for the Credit Facility were approximately $0.8 million, which will be amortized over a remaining loan life of approximately 1.5 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

        Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank.The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At June 30, 2020, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.1 million, which will be amortized over a remaining loan life of approximately 1.7 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

        Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(In thousands)	2020	2019	2020	2019

Residential Properties	$15,932	$15,821	$30,798	$30,621
New Market Properties	6,587	6,115	13,337	11,701
Preferred Office Properties	6,699	5,357	13,557	10,708
Interest paid to real estate loan participants	—	—	—	110

Total	29,218	27,293	57,692	53,140

Credit Facility and Acquisition Facility	1,918	318	3,037	1,227
Interest Expense	$31,136	$27,611	$60,729	$54,367

        Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of June 30, 2020 were:

Period	Future principal payments (in thousands)
2020	$114,351
2021	167,256
2022	105,707
2023	143,506
2024	366,436
Thereafter	2,007,428

Total	$2,904,684

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of June 30, 2020 and December 31, 2019.

11. Commitments and Contingencies

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease, which began on October 9, 2014. As of June 30, 2020, the amount of rent due from the Company was $16.0 million over the remaining term of the lease.
A total of approximately $24.1 million of asset management and general and administrative fees related to acquired properties as of June 30, 2020 that have been waived by the Former Manager were eliminated in conjunction with the Company's Internalization transaction.

At June 30, 2020, the Company had unfunded commitments on its real estate loan portfolio of approximately $59.9 million.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

At June 30, 2020, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $9.5 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12. Operating Leases

Company as Lessor

For the six months ended June 30, 2020 and 2019, the Company recognized rental property revenues of $223.4 million and $193.5 million, respectively, of which $20.5 million and $18.9 million, respectively, represented variable rental revenue.

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

The Company recorded lease expense as follows:

	For the six-month periods ended June 30, 2020		Weighted average remaining lease term (years)	Weighted average discount rate
	Lease expense	Cash paid
(dollars in thousands)
Office space	$1,214	$1,189	5.5	3.0%
Ground leases	29	25	35.8	4.4%
Office equipment	191	191	2.6	3.0%

Total	$1,434	$1,405

Future minimum rent expense for office space, ground leases and office equipment were:

For the year ending December 31:	Future Minimum Rents as of June 30, 2020
(in thousands)	Office space	Ground leases	Office equipment	Total

2020 (1)	$1,294	$25	$181	$1,500
2021	2,359	51	318	2,728
2022	2,998	51	146	3,195
2023	3,067	51	55	3,173
2024	3,139	51	39	3,229
Thereafter	3,163	1,136	—	4,299
Total	$16,020	$1,365	$739	$18,124

(1) Remaining six months

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

13. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: residential properties, real estate related financing, New Market Properties and Preferred Office Properties.

Residential Properties - consists of the Company's portfolio of residential multifamily communities and student housing properties. Multifamily Communities and Student Housing Properties were previously presented as separate reporting segments. The Company has combined these two segments into the Residential Properties reportable segment.

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

(In thousands)	June 30, 2020	December 31, 2019

Assets:
Residential properties	$2,166,384	$2,047,905
Financing	355,189	409,226
New Market Properties	1,113,130	1,125,230
Preferred Office Properties	1,153,947	1,123,212
Other	30,633	64,987
Consolidated assets	$4,819,283	$4,770,560

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(In thousands)	2020	2019	2020	2019

Capitalized expenditures:
Residential properties	$2,831	$4,543	$6,590	$6,668
New Market Properties	1,264	1,427	2,540	3,004
Total	$4,095	$5,970	$9,130	$9,672

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

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

Total revenues by reportable segment of the Company were:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues

Rental and other property revenues:
Residential properties	$58,733	$53,836	$116,298	$105,663
New Market Properties	26,105	22,882	54,108	44,941
Preferred Office Properties (1)	26,736	22,848	53,198	43,790
Total rental and other property revenues	111,574	99,566	223,604	194,394

Financing revenues	11,011	13,286	26,823	29,941
Miscellaneous revenues	692	1,000	3,952	1,023
Consolidated revenues	$123,277	$113,852	$254,379	$225,358

 (1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of June 30, 2020, the Company has recorded deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $37.9 million which is included in the deferred revenues line on the consolidated balance sheets at June 30, 2020. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $1.9 million and $1.9 million for the six-month periods ended June 30, 2020 and 2019, respectively.

The Company expects that negative impacts from the COVID-19 pandemic affecting its in-line retail tenants within its New Market Properties segment may continue throughout 2020. Of our over 900 retail tenants, the Company has 10 leases with six companies that have entered bankruptcy proceedings and in the aggregate this constitutes approximately 1% of the total revenue.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

Segment NOI for each reportable segment for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(In thousands)	2020	2019	2020	2019
Segment net operating income (Segment NOI)

Residential Properties	$34,127	$31,296	$70,145	$60,631
Financing	11,010	13,286	26,823	29,965
New Market Properties	18,301	16,425	38,147	32,230
Preferred Office Properties	19,413	16,704	39,093	31,509
Miscellaneous revenues	316	—	547	—

Consolidated segment net operating income	83,167	77,711	174,755	154,335

Interest expense:
Residential Properties	15,932	15,821	30,798	30,621
New Market Properties	6,587	6,115	13,337	11,701
Preferred Office Properties	6,699	5,357	13,557	10,708
Financing	1,918	318	3,037	1,337
Depreciation and amortization:
Residential Properties	26,815	24,570	51,229	50,435
New Market Properties	13,308	10,632	26,722	20,967
Preferred Office Properties	11,670	10,461	23,351	19,550
Management Internalization	458	280	179,251	325
Management fees, net of forfeitures	—	5,414	1,963	10,614
Provision for expected credit losses	482	—	5,615	—
Equity compensation to directors and executives	246	306	476	617
Gain on land condemnation	—	—	(479)	—
Gain on sale of real estate loan investment	—	(747)	—	(747)
Gain on non-cash net assets of consolidated VIEs	—	(584)	—	(725)
Loss on extinguishment of debt	6,156	52	6,156	69
Gain on trading investment, net	—	—	—	(4)
Corporate G&A and other	8,846	1,393	15,215	2,824

Net income (loss)	$(15,950)	$(1,677)	$(195,473)	$(3,957)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(In thousands, except per-share figures)	2020	2019	2020	2019
Numerator:
Operating (loss) income before gain on sale of trading investment	$21,342	$24,655	$(129,067)	$49,003
Gain on sale of trading investment	—	—	—	4

Operating (loss) income	21,342	24,655	(129,067)	49,007
Interest expense	31,136	27,611	60,729	54,367
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	584	—	725
Less: loss on extinguishment of debt	(6,156)	(52)	(6,156)	(69)
Gains on sale of real estate loan investment and land condemnation	—	747	479	747

Net (loss) income	(15,950)	(1,677)	(195,473)	(3,957)
Consolidated net loss (income) attributable to non-controlling interests	266	571	3,407	79

Net (loss) income attributable to the Company	(15,684)	(1,106)	(192,066)	(3,878)

Dividends declared to preferred stockholders	(35,624)	(27,542)	(68,692)	(53,081)
Earnings attributable to unvested restricted stock	(11)	(7)	(13)	(9)

Net loss attributable to common stockholders	$(51,319)	$(28,655)	$(260,771)	$(56,968)

Denominator:
Weighted average number of shares of Common Stock - basic	48,220	43,703	47,674	43,194

Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	48,220	43,703	47,674	43,194

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(1.06)	$(0.66)	$(5.47)	$(1.32)

(A) The Company's outstanding Class A Units of the Operating Partnership (742 and 875 Units at June 30, 2020, and 2019, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 2,026 and 1,829 outstanding shares of Series A Preferred Stock at June 30, 2020 and 2019, respectively and 68 outstanding shares of Series A1 Preferred Stock at June 30, 2020. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 93 and 73 mShares outstanding at June 30, 2020 and 2019, respectively. The Company's shares of Series M1 preferred stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 5 shares of Series M1 preferred stock outstanding at June 30, 2020.

(C) The Company's outstanding unvested restricted share awards (548 and 26 shares of Common Stock at June 30, 2020 and 2019, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 29,610 shares of Common Stock; (ii) 65 Class B Units; (iii) 548 shares of unvested restricted common stock; and (iv) 56 outstanding Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

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

	As of June 30, 2020
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$331,640	$346,178	$—	$—	$346,178
Notes receivable and line of credit receivable	16,769	16,769	—	—	16,769
	$348,409	$362,947	$—	$—	$362,947
Financial Liabilities:
Mortgage notes payable	$2,812,184	$2,854,507	$—	$—	$2,854,507
Revolving credit facility	92,500	92,500	—	—	92,500
	$2,904,684	$2,947,007	$—	$—	$2,947,007

	As of December 31, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$375,460	$382,373	$—	$—	$382,373
Notes receivable and line of credit receivable	41,917	41,917	—	—	41,917
	$417,377	$424,290	$—	$—	$424,290
Financial Liabilities:
Mortgage notes payable	$2,609,829	$2,659,242	$—	$—	$2,659,242
Revolving line of credit	—	—	—	—	—
Term note payable	70,000	70,000	—	—	70,000
	$2,679,829	$2,729,242	$—	$—	$2,729,242

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
June 30, 2020

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at June 30, 2020, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

Between July 1, 2020 and July 31, 2020, the Company issued 10,421 shares of Series A1 Redeemable Preferred Stock and collected net proceeds of $9.4 million after commissions and fees and issued 4,123 shares of Series M1 Redeemable Preferred Stock and collected net proceeds of approximately $4.0 million after commissions and fees.

On July 10, 2020, we closed on a refinancing of the mortgage on our Citrus Village multifamily community. The new instrument has a principal amount of $40.9 million, bears interest at a fixed 2.95% per annum and matures on August 1, 2027. Monthly interest-only payments are due through August 31, 2022.

On July 31, 2020, we received approximately $18.7 million in full satisfaction of the principal and all interest due on our Palisades real estate loan investment.

On August 6, 2020, our board of directors declared a quarterly dividend on our Common Stock of $0.175 per share, payable on October 15, 2020 to stockholders of record on September 15, 2020.

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

        During the six-month period ended June 30, 2020, we acquired two multifamily communities and two grocery-anchored shopping centers. We also closed on two real estate loan investments of up to $23.4 million, in partial support of the development of multifamily communities in Charlotte, North Carolina and Raleigh, North Carolina.

        During the six-month period ended June 30, 2020, we issued 63,473 shares of Series A1 Preferred Stock and collected net proceeds of approximately $57.1 million. During the same period, we issued 5,219 shares of Series M1 Preferred Stock and collected net proceeds of approximately $5.1 million. During the six-month period ended June 30, 2020, we issued 65,298 Units (one share of Series A Preferred Stock and one warrant to purchase 20 shares of our Common Stock) and collected net proceeds of approximately $58.8 million from our $1.5 Billion Unit Offering, which terminated in February 2020. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        During the second quarter 2020, monthly rent collections fell, most apparently from certain of our in-line retail tenants and several small businesses closed their doors. Our average recurring rental revenue collections before and after any effect of rent deferrals for the second quarter 2020 were approximately 96.0% and 97.6% respectively. Rent deferments provided to residents and tenants primarily related to a change of timing of rent payments with no significant changes to total payments or term. We deferred approximately $1.4 million, or 1.3% of rental revenue for the second quarter and we recorded approximately $2.0 million of additional bad debt reserves related to the COVID-19 pandemic for the period.

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
•  changes in our operating costs, including real estate taxes, utilities and insurance costs;
•  the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•  impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•  our ability to maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
•  the possibility that the anticipated benefits from the Internalization, may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;
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
•  the consequences of any armed conflict involving, or terrorist attack against, the United States.

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

Residential Properties

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

Student housing owners and operators, like their multifamily counterparts, have been impacted by the COVID-19 pandemic. Traffic and leasing velocity were immediately decreased by the decision of many universities across the country to discontinue on-campus classes and move to an on-line learning program. With these immediate closures, including the mandates to vacate on-campus housing dorms, and students being advised by university personnel to return to their permanent homes to resume their classes on-line, the student’s college experience changed overnight. In addition, without a commitment from the universities as to when the Fall 2020 classes would begin, the student-renter base took a “wait and see” approach toward signing leases for the 2020-2021 school year.

Furthermore, the dynamics of enrollment growth information has also been impacted by the pandemic in that universities have pushed back their enrollment deadlines. PAC’s student housing portfolio was tracking 9% ahead of the number of leases executed for Fall 2019 until the university closings occurred. At this point in the leasing schedule, the portfolio is currently within 1% of Fall 2019 leasing velocity.

As of July 28, 2020, all of the primary universities served by the Company’s student housing properties are planning for a return to in-person classes or a hybrid in-person model for Fall 2020. While these universities have announced Fall 2020 class start dates of between August 17, 2020 and September 7, 2020, these dates and the university plans for reopening are subject to change. Should a significant number of the colleges and universities that our properties serve fail to resume in-person classes for the upcoming 2020/2021 academic year or decide to cancel classes due to a resurgence of COVID-19 cases or additional governmental actions restricting physical movement, we could experience further adverse effects.

New Market Properties

We specialize in owning and managing a portfolio of 54 neighborhood shopping centers anchored by market-leading grocers in Sunbelt and Mid-Atlantic suburban markets with strong demographic fundamentals. These centers are primarily anchored by Publix, Kroger, Harris Teeter and other leading grocers that have high sales per square foot.

Despite the COVID-19 pandemic, our outlook on grocery-anchored shopping centers remains positive as we believe the primary characteristics of our centers are defensive in nature with daily-necessity and convenience-based tenants. We have collected 89% of recurring base rent and reimbursement revenue due for the second quarter 2020 during a time that many tenants have been forced to greatly modify their normal business practices. While local governments and municipalities began phased reopenings, the recovery has been gradual, with limited occupancy guidelines still in place. We are confident in our portfolio, with 34% of our base rent attributed to grocer and pharmacy tenants, and 53% of base rent coming from tenants deemed essential by their respective governments. Reduced dining options for customers indirectly helped grocery sales to continue to surge during the second quarter. Kroger reported same store sales increases of 19% year-over-year for their fiscal first quarter, while Publix sales were reportedly up 22% during their second quarter. Albertsons (Randalls/Tom Thumb) reported a first quarter year-over-year same store sales increase of 26.5%, and Ahold Delhaize (Giant/Food Lion) reported a first quarter year-over-year same store sales increase of 14% in the United States.

As of June 30, 2020, we have executed deferrals of 3.1% of our second quarter recurring base rent and reimbursement revenue. We are diligently working to get payment plans in place with the remaining tenants to recover unpaid balances. Rent deferrals have included lease amendments that add additional term and/or eliminate cumbersome restrictions on the greater center, ultimately unlocking additional long-term value across the portfolio.

New Market holds a positive outlook in its investment strategy of owning and operating centers anchored by strongly performing grocers, complemented by convenience-based retailers across the suburban Sunbelt markets, but is also aware that the impacts of COVID-19 are still unfolding.

Preferred Office Properties

We continue to hold a positive outlook for the office industry in our markets, notwithstanding COVID-19, while acknowledging that in the immediate near term this positive performance may be more relative than absolute. Multi-year contractual leases and rent schedules paired with corporate balance sheets offer protection against the impacts of the pandemic. While unprecedented acceleration in new unemployment claims and revenue disruptions from a temporary consumer demand shock are having adverse impacts across the entire domestic and international economy, office-using employment has fared better thus far than have hourly wage earners. In addition, certain industries have been more affected - namely travel and leisure, and the energy sector. Markets with concentrations to these industries are likely to be more strained than others. We also believe New York City will be slower to recover due to the severity of its encounter with the virus. Fortunately, the Company’s office investments are not located in New York City or any markets where tourism or energy is the primary economic driver. Leasing activity and investment sales are likely to be at a reduced pace until there is more visibility as to the timing and speed of the U.S. recovery. Again, fortunately, the Company’s office investments are 96% leased with limited lease expirations upcoming. In the meantime we expect corporate customers to turn to their balance sheets where necessary to weather the impacts on revenues. Longer duration leases for office space and well-capitalized corporate customers will be highlighted through this period, offering stability to high-quality, “core” profile office owners.

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

Off-Balance Sheet Arrangements

        As of June 30, 2020, we had 1,480,512 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2020, a total of 531,522 Warrants had been exercised into 10,630,440 shares of Common stock. The 1,480,512 Warrants outstanding at June 30, 2020 have exercise prices that range between $15.31 and $26.34 per share. If all the Warrants outstanding at June 30, 2020 became exercisable and were exercised, gross proceeds to us would be approximately $582.8 million and we would as a result issue an additional 29,610,240 shares of Common Stock.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

        Certain financial highlights of our results of operations for the six-month period ended June 30, 2020 were:

Financial

•Our net loss per share was $(1.06) and $(0.66) for the three-month periods ended June 30, 2020 and 2019, respectively. Funds From Operations, or FFO, for the three months ended June 30, 2020 was $(0.01) per weighted average share and Class A Unit outstanding and reflects lower purchase option termination revenues, as well as costs associated with the acquisition of Preferred Apartment Advisors, LLC (our "Former Manager") and NMP Advisors, LLC (our "Former Submanager"). Core FFO was $0.21 for the three months ended June 30, 2020, as compared to $0.36 for the three months ended June 30, 2019. Our decline in Core FFO was driven primarily by lower interest income from our real estate loan investments by virtue of the lower balance, lower income from purchase option amortization, higher interest expense and reduced income at the property level related to COVID.

•For the second quarter 2020, our declared dividends to preferred and Common Stockholders and distributions to Unitholders exceeded our NAREIT-defined FFO result for the period, which was negative. Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 83.8% and our Core FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 77.3%(A)

•Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 367.1% for the second quarter 2020. Our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 93.7% for the second quarter 2020. (A) Our higher AFFO payout ratio was driven largely by the reduced level of accrued interest received on our real estate loan investment portfolio, the higher operational expenses previously mentioned and a normalized level of recurring capital expenditures at the property level, which are difficult to curtail and operate our properties at the level we expect.We have approximately $23.0 million of accrued interest revenue on our real estate loan investment portfolio, which will positively impact AFFO once received.

•As of June 30, 2020, our total assets were approximately $4.8 billion. Our total assets at June 30, 2019 of approximately $5.0 billion, included approximately $572.0 million of VIE mortgage pool assets attributable to other mortgage pool participants that were consolidated due to our investments in the Freddie Mac K Program. During the fourth quarter 2019, we sold our K Program investments, realizing an internal rate of return of approximately 18%. Excluding the consolidated VIE mortgage pool assets from the June 30, 2019 total, our total assets grew approximately $410.8 million, or 9.3%.

The following chart details monthly cash collections of rental revenues before and after the effect of rent deferrals across all our verticals as of August 6, 2020:

	2020 Cash Collections of Recurring Rental Revenues (1)
	January	February	March	April	May	June	July

Unadjusted for rent deferrals:
Multifamily	100.0%	99.9%	99.8%	98.8%	98.8%	98.8%	98.1%
Student housing	100.0%	100.0%	99.7%	97.9%	97.0%	97.4%	97.0%
Office	99.7%	99.5%	99.6%	98.5%	96.9%	96.8%	98.3%
Grocery-anchored retail	99.4%	99.4%	98.9%	90.0%	87.6%	89.2%	92.0%

Adjusted for rent deferrals:
Multifamily	100.0%	99.9%	99.8%	99.7%	99.5%	98.9%	98.1%
Student housing	100.0%	100.0%	99.7%	98.4%	97.4%	97.4%	97.0%
Office	99.7%	99.5%	99.6%	99.5%	99.4%	99.0%	99.2%
Grocery-anchored retail	99.4%	99.4%	98.9%	93.6%	91.8%	92.2%	93.2%

(1) Percent of revenue billed includes recurring charges for base rent, operating expense escalations, pet, garage, parking and storage rent, as well as receivables from U.S. Government tenants, from which collection is reasonably assured.

The following chart details monthly occupancy and percent leased rates across all our verticals:

	2020 Monthly Occupancy and Percentages Leased
	January	February	March	April	May	June	July

Occupancy:
Multifamily (stabilized)	95.3%	95.6%	95.7%	94.4%	94.4%	95.2%	95.1%
Student housing	96.0%	96.2%	96.1%	96.0%	95.8%	95.8%	95.8%
Percent leased:
Office	96.3%	96.3%	96.7%	95.9%	96.2%	96.2%	96.1%
Grocery-anchored retail	92.9%	92.6%	92.6%	92.5%	92.5%	92.7%	92.8%

Operational

•Our average recurring rental revenue collections before and after any effect of rent deferrals for the second quarter 2020 were approximately 96.0% and 97.6% respectively. Rent deferments provided to our residents/tenants primarily related to a change of timing of rent payments with no significant changes to total payments or term.

•For the quarter, we reserved 4.77% of rental revenues of our retail portfolio against potential bad debt. Our retail division had nominal write offs and rental abatements.

•As of June 30, 2020, the average age of our multifamily communities was approximately 6.1 years, which is the youngest in the public multifamily REIT industry.

Financing and Capital Markets

•Between June 25 and July 10, 2020, we refinanced mortgage loans supporting eight multifamily communities, seven of which carry fixed interest rates below 3.0% per annum. As a result, we collected approximately $72.1 million of aggregate refinancing proceeds inclusive of COVID reserves, and thereby reduced our average interest rate on these assets to approximately 2.91% per annum.

The mortgages we refinanced during the second quarter 2020 on certain of our multifamily communities were as shown in the following table:

Property	Loan amount (millions)	Maturity date	Rate	Interest only period (years)

Summit Crossing II	$20.7	7/1/2030	(1)	2
Avenues at Northpointe	33.5	7/1/2027	2.79%	2
Avenues at Cypress	28.4	7/1/2027	2.96%	2
CityPark View	29.0	7/1/2030	2.75%	3
Venue at Lakewood Ranch	36.6	7/1/2030	2.99%	2
Crosstown Walk	46.5	7/1/2027	2.92%	2
Aster at Lely	50.4	7/1/2030	2.95%	2

	$245.1

(1) The new mortgage bears interest at a variable rate of 1 Month LIBOR plus 278 basis points.

•As of June 30, 2020, approximately 94.1% of our permanent property-level mortgage debt has fixed interest rates and approximately 4.2% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates. Our overall weighted average interest rate for our mortgage debt portfolio was 3.86%.

•At June 30, 2020, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 54.6%.

•On September 27, 2019, our registration statement on Form S-3 (Registration No. 333-233576) (the “Series A1/M1 Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Series A1/M1 Registration

Statement allows us to offer up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock or a combination of both (the "Series A1/M1 Offering"). The stated price per share is $1,000, subject to adjustment under certain conditions. The shares are being offered by our affiliate, Preferred Capital Securities, LLC (“PCS”), on a "reasonable best efforts" basis and we intend to invest substantially all the net proceeds of the Series A1/M1 Offering in connection with the acquisition of multifamily communities, grocery-anchored shopping centers, office buildings, real estate loans and mortgages, other real estate-related investments and general working capital purposes.

•During the second quarter 2020, we issued and sold an aggregate of 31,337 shares of Series A1 Redeemable Preferred Stock, resulting in net proceeds of approximately $28.2 million after commissions and other fees. During the second quarter 2020, we issued and sold an aggregate of 3,286 shares of Series M1 Redeemable Preferred Stock, resulting in net proceeds of approximately $3.2 million after dealer manager fees.

•Our Offering of up to 1,500,000 Series A Units expired during the first quarter 2020.

•In addition, during the second quarter 2020, we issued approximately 1.67 million shares of Common Stock for redemptions of 11,651 shares of Redeemable Preferred Stock and paid out $41.0 million in cash for redemptions of 42,209 shares of Redeemable Preferred Stock.

Acquisitions and Originations

•On April 30, 2020, we closed on the acquisition of Parkside at the Beach, a 288-unit multifamily community located in Panama City Beach, Florida.

•On May 14, 2020, we closed on a real estate loan investment of up to $10.0 million to partially finance the development and construction of a 277-unit multifamily community to be located in Raleigh, North Carolina. The aggregate carrying amount of our real estate loan investment portfolio was approximately $308.6 million at June 30, 2020.

(A) We calculate the Core FFO and AFFO payout ratios to Common Stockholders as the ratio of Common Stock dividends and distributions to Core FFO and AFFO. We calculate the Core FFO and AFFO payout ratios to preferred stockholders as the ratio of Preferred Stock dividends to the sum of Preferred Stock dividends and Core FFO and AFFO. Since our operations resulted in a net loss from continuing operations for the periods presented, a payout ratio based on net loss is not calculable.

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

As of June 30, 2020, potential property acquisitions and units from projects in our real estate loan investment portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Residential properties:
V & Three	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
E-Town	Jacksonville, FL	332	S + 90 days (3)	S + 150 days (3)
Vintage	Destin, FL	282	(4)	(4)
Hidden River II	Tampa, FL	204	S + 90 days (2)	S + 150 days (2)
Kennesaw Crossing	Atlanta, GA	250	(5)	(5)
Vintage Horizon West	Orlando, FL	340	(4)	(4)
Solis Chestnut Farm	Charlotte, NC	256	(5)	(5)
Vintage Jones Franklin	Raleigh, NC	277	(4)	(4)
Solis Kennesaw II	Atlanta, GA	175	(6)	(6)

Office property:
8West	Atlanta, GA	(7)	(7)	(7)

		2,995

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

(5) We hold a right of first offer on the property.
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

Three-month and six-month periods ended June 30, 2020 compared to 2019

        The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month and six-month periods ended June 30, 2020 versus 2019:

Preferred Apartment Communities, Inc.	Three-month periods ended June 30,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental and other property revenues	$111,574	$99,127	$12,447	12.6%
Interest income on loans and notes receivable	10,407	12,093	(1,686)	(13.9)%
Interest income from related parties	604	1,632	(1,028)	(63.0)%
Miscellaneous revenues	692	1,000	(308)	—
Total revenues	123,277	113,852	9,425	8.3%

Operating expenses:
Property operating and maintenance	16,841	13,864	2,977	21.5%
Property salary and benefits	5,720	4,828	892	18.5%
Property management fees	1,042	3,373	(2,331)	(69.1)%
Real estate taxes and insurance	16,506	14,081	2,425	17.2%
General and administrative	8,847	1,388	7,459	537.4%
Equity compensation to directors and executives	246	306	(60)	(19.6)%
Depreciation and amortization	51,793	45,663	6,130	13.4%
Asset management and general and administrative expense fees to related party	—	8,209	(8,209)	(100.0)%
Provision for expected credit losses	482	—	482	—
Management internalization expense	458	280	178	—
Total operating expenses	101,935	91,992	9,943	10.8%

Waived asset management and general and administrative expense fees	—	(2,795)	2,795	(100.0)%

Net operating expenses	101,935	89,197	12,738	14.3%

Operating (loss) income before gain on sale of trading investment	21,342	24,655	(3,313)	(13.4)%
Gain on sale of trading investment	—	—	—	—
Operating (loss) income	21,342	24,655	(3,313)	(13.4)%
Interest expense	31,136	27,611	3,525	12.8%
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	584	(584)	—
Loss on extinguishment of debt	(6,156)	(52)	(6,104)	—
Gain on land condemnation	—	747	(747)	—

Net loss	(15,950)	(1,677)	(14,273)	—
Consolidated net loss (income) attributable to non-controlling interests	266	571	(305)	(53.4)%

Net loss attributable to the Company	$(15,684)	$(1,106)	$(14,578)	—

Preferred Apartment Communities, Inc.	Six-month periods ended June 30,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental and other property revenues	$223,440	$193,520	$29,920	15.5%
Interest income on loans and notes receivable	23,846	23,381	465	2.0%
Interest income from related parties	3,141	7,434	(4,293)	(57.7)%
Miscellaneous revenues	3,952	1,023	2,929	286.3%
Total revenues	254,379	225,358	29,021	12.9%

Operating expenses:
Property operating and maintenance	33,641	26,743	6,898	25.8%
Property salary and benefits	10,911	9,485	1,426	15.0%
Property management fees	3,045	6,640	(3,595)	(54.1)%
Real estate taxes and insurance	32,031	28,172	3,859	13.7%
General and administrative	15,211	2,807	12,404	441.9%
Equity compensation to directors and executives	476	617	(141)	(22.9)%
Depreciation and amortization	101,302	90,952	10,350	11.4%
Asset management and general and administrative expense fees to related party	3,099	16,038	(12,939)	(80.7)%
Provision for expected credit losses	5,615	—	5,615	—
Management internalization expense	179,251	325	178,926	55,054.2%
Total operating expenses	384,582	181,779	202,803	111.6%

Waived asset management and general and administrative expense fees	(1,136)	(5,424)	4,288	(79.1)%

Net operating expenses	383,446	176,355	207,091	117.4%

Operating (loss) income before gain on sale of trading investment	(129,067)	49,003	(178,070)	(363.4)%
Gain on sale of trading investment	—	4	(4)	(100.0)%
Operating (loss) income	(129,067)	49,007	(178,074)	(363.4)%
Interest expense	60,729	54,367	6,362	11.7%
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	725	(725)	—
Loss on extinguishment of debt	(6,156)	(69)	(6,087)	—
Gain on land condemnation	479	747	(268)	(35.9)%

Net loss	(195,473)	(3,957)	(191,516)	—
Consolidated net loss (income) attributable to non-controlling interests	3,407	79	3,328	4,212.7%

Net loss attributable to the Company	$(192,066)	$(3,878)	$(188,188)	—

New Market Properties, LLC

        Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three-month and six-month periods ended June 30, 2020 versus 2019 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three-month periods ended June 30,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$26,105	$22,444	$3,661	16.3%
Interest income on notes receivable	—	438	(438)	(100.0)%
Total revenues	26,105	22,882	3,223	14.1%

Operating expenses:
Property operating and maintenance	3,216	$2,370	846	35.7%
Property management fees	606	754	(148)	(19.6)%
Real estate taxes and insurance	3,984	3,342	642	19.2%
General and administrative	1,121	217	904	416.6%
Equity compensation to directors and executives	15	18	(3)	(16.7)%
Depreciation and amortization	13,308	10,632	2,676	25.2%
Asset management and general and administrative
expense fees to related parties	—	1,725	(1,725)	(100.0)%
Total operating expenses	22,250	19,058	3,192	16.7%
Waived asset management and general and administrative
expense fees	—	(103)	103	(100.0)%
Net operating expenses	22,250	18,955	3,295	17.4%

Operating income	3,855	3,927	(72)	(1.8)%
Interest expense	6,587	6,115	472	7.7%
Loss on extinguishment of debt	—	52	(52)	(100.0)%
Net income (loss)	$(2,732)	$(2,240)	$(492)	22.0%

Consolidated net loss (income) attributable to non-controlling interests	$(8)	$—	(8)	—%

Net income (loss) attributable to the Company	$(2,724)	$(2,240)	(484)	21.6%

New Market Properties, LLC	Six-month periods ended June 30,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$53,944	$44,068	$9,876	22.4%
Interest income on notes receivable	164	873	(709)	(81.2)%
Total revenues	54,108	44,941	9,167	20.4%

Operating expenses:
Property operating and maintenance	6,540	4,679	1,861	39.8%
Property management fees	1,393	1,521	(128)	(8.4)%
Real estate taxes and insurance	8,032	6,530	1,502	23.0%
General and administrative	1,886	316	1,570	496.8%
Equity compensation to directors and executives	28	36	(8)	(22.2)%
Depreciation and amortization	26,722	20,967	5,755	27.4%
Asset management and general and administrative
expense fees to related parties	720	3,382	(2,662)	(78.7)%
Total operating expenses	45,321	37,431	7,890	21.1%
Waived asset management and general and administrative
expense fees	(17)	(202)	185	(91.6)%
Net operating expenses	45,304	37,229	8,075	21.7%

Operating income	8,804	7,712	1,092	14.2%
Interest expense	13,337	11,701	1,636	14.0%
Loss on extinguishment of debt	—	52	(52)	(100.0)%
Gain on land condemnation	479	—	479	—%
Net income (loss)	$(4,054)	$(4,041)	$(13)	0.3%

Consolidated net loss (income) attributable to non-controlling interests	$(39)	$—	(39)	—%

Net income (loss) attributable to the Company	$(4,015)	$(4,041)	26	(0.6)%

Recent acquisitions

Our acquisitions (net of dispositions) of real estate assets since January 1, 2019 were generally the primary drivers behind our increases in rental and property revenues and property operating expenses for the year ended June 30, 2020 versus 2019.
        Real estate assets acquired

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Residential Properties:
3/27/2019	Haven49	Charlotte, NC	322	887	-
8/8/2019	Artisan at Viera	Melbourne, FL	259	-	-
9/18/2019	Five Oaks at Westchase	Tampa, FL	218	-	-
3/31/2020	Horizon at Wiregrass	Tampa, FL	392	-	-
4/30/2020	Parkside at the Beach	Panama City Beach, FL	288	-	-

	New Market Properties:
1/17/2019	Gayton Crossing	Richmond, VA	-	-	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	-	-	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, FL	-	-	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, FL	-	-	130,285
8/16/2019	Fairfield Shopping Center (1)	Virginia Beach, VA	-	-	231,829
11/14/2019	Berry Town Center	Orlando, FL	-	-	99,441
12/19/2019	Hanover Shopping Center (1)	Wilmington, NC	-	-	305,346
1/29/2020	Wakefield Crossing	Raleigh, NC	-	-	75,927
3/19/2020	Midway Market	Dallas, TX	-	-	85,599

	Preferred Office Properties:
7/25/2019	CAPTRUST Tower (1)	Raleigh, NC	-	-	300,000
7/31/2019	251 Armour	Atlanta, GA	-	-	35,000
12/20/2019	Morrocroft Centre (1)	Charlotte, NC	-	-	291,000

			1,479	887	2,106,045

(1) Property is owned through a consolidated joint venture.

Rental and other property revenues

        Rental and other property revenues increased 12.6% and 15.5% for the three-month and six-month periods ended June 30, 2020 versus 2019 respectively, primarily due to properties acquired since January 1, 2019. These increases occurred in multifamily communities, grocery-anchored shopping centers and office buildings, which accounted for most of our acquisition activity since January 1, 2019. Similar increases in property operations and maintenance and property salary and benefits expense were also driven by these acquisitions.

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

        Changes in occupancy rates and in percentages of leased space and rent growth are the primary drivers of changes in rental revenue from our owned properties. Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

Interest income

        Interest income from our real estate loan investments decreased for the three-month and six-month periods ended June 30, 2020 versus 2019. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $323.2 million at June 30, 2020 from $362.0 million at June 30, 2019. Revenues from the amortization of terminated purchase options decreased from approximately $1.4 million for the second quarter 2019 to approximately $0.4 million for the second quarter 2020 and decreased from approximately $5.6 million for the six months ended June 30, 2019 to approximately $4.5 million for the six months ended June 30, 2020. At June 30, 2020, we had unrecognized purchase option termination revenue of approximately $1.6 million that will be recognized by December 31, 2021. We recorded interest income and other revenue from these instruments as presented in Note 4 to our Consolidated Financial Statements.

        Miscellaneous revenues included forfeited earnest money deposits from prospective purchasers of certain of our student housing properties of $2.75 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

Property management fees

        We paid fees for property management services to our Former Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees were generally 4% of gross property revenues, of which generally 2.0% to 2.5% were paid to a third party management company. Property management fees for office building assets were within the range of 2.0% to 2.75% of gross property revenues, of which 1.5% to 2.25% were paid to a third party management company. All property management fees paid to our Former Manager ceased effective with our Internalization on January 31, 2020, which resulted in a decrease of approximately $2.5 million and $4.1 million in these property management fees for the second quarter and six months ended June 30, 2020 as compared to the comparative periods in 2019.

Real estate taxes and insurance

        We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since January 1, 2019. We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues. Insurance premiums are paid to insure against damages to our real estate assets and for liability claims.

General and Administrative

        The increase in general and administrative expenses were due to charges for corporate salaries and administrative expenses that are borne by us following the Internalization.

Equity compensation to directors and executives

        Equity compensation expenses incurred fell for the three-month and six-month periods ended June 30, 2020 as compared to the corresponding 2019 periods primarily due to the recognition in the 2019 periods of the final vesting tranche of the 2017 Class B Unit grant. We had no Class B Unit grants in 2019 or 2020. This decrease in equity compensation expense was partially offset by the recognition of expense for the 2020 restricted stock grant to employees that was granted June 17, 2020.

Depreciation and amortization

        The increases in depreciation and amortization for the three-month and six-month periods ended June 30, 2020 versus 2019 increased due to the addition of properties acquired since January 1, 2019.

Asset management fees and general and administrative fees to related party

Monthly asset management fees and General and administrative expense fees ceased effective with the closing of our Internalization transaction on January 31, 2020.

Provision for expected credit losses

        Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan, rather than perform assessments for impairment as circumstances dictate. The Company’s opening reserve of approximately $7.4 million was recorded as a cumulative adjustment to accumulated earnings on January 1, 2020. During the first quarter of 2020, the Company recorded an aggregate net increase in its provisions for expected credit losses of approximately $4.5 million, primarily related to the onset of the coronavirus pandemic. For the quarter ended June 30, 2020, the Company recorded an aggregate net decrease in its provision for expected credit losses of approximately $122,000, primarily related to development projects achieving construction and leasing milestones.

Management Internalization expense

        On January 31, 2020, we internalized the functions performed by the Former Manager and the Sub-Manager by acquiring the entities that own the Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months.

Interest expense

The increase consisted of interest expense on mortgages that increased from $25.5 million for the second quarter 2019 to $27.0 million for the second quarter 2020, due to the additional acquired properties in 2019 and 2020. Additionally, our Revolving Line of Credit carried a higher balance for the second quarter 2020 over the second quarter 2019, resulting in an additional $1.6 million in interest expense.

See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

Definitions of Non-GAAP Measures

        We disclose FFO, Core FFO, AFFO and NOI, each of which meet the definition of a “non-GAAP financial measure”, as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why the Company believes that presentation of these measures provides useful information to investors. The non-GAAP measures of FFO, Core FFO, AFFO and NOI should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further FFO, Core FFO, AFFO and NOI should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements. FFO, Core FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

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

        The NAREIT definition of FFO (and the one reported by the Company) is:

Net income/loss, excluding:
•depreciation and amortization related to real estate;
•gains and losses from the sale of certain real estate assets;
•gains and losses from change in control and

•impairment writedowns of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

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
• Expenses related to the COVID-19 global pandemic; and

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
• net loan origination fees received;
• accrued interest income received;
• cash received for purchase option terminations;
• deemed dividends on preferred stock redemptions;
• non-operating miscellaneous revenues;
• non-cash dividends on Series M1 Preferred Stock and mShares; and
• amortization of lease inducements;

Less:
• non-cash loan interest income;
• cash paid for loan closing costs;
• amortization of acquired real estate intangible liabilities;
• amortization of straight line rent adjustments and deferred revenues; and

• normally-recurring capital expenditures and capitalized second generation leasing costs.

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

Reconciliation of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)
		Three months ended June 30,
(In thousands, except per-share figures)		2020	2019

Net loss attributable to common stockholders (See note 1)		$(51,319)	$(28,655)

Add:	Depreciation of real estate assets	40,996	36,310
	Depreciation of acquired intangible assets and deferred leasing costs	9,973	8,893
	Net loss attributable to Class A Unitholders (See note 2)	(249)	(571)
FFO attributable to common stockholders and unitholders		(599)	15,977

	Aquisition and pursuit costs	132	—
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	528	493
	Payment of costs related to property refinancing	6,863	369
	Internalization costs (See note 4)	458	280
	Deemed dividends for redemptions of preferred stock	2,772	123
	Noncash (income) expense for current expected credit losses (See note 5)	(122)	—
	Expenses related to the COVID-19 global pandemic (See note 6)	419	—
	Earnest money forfeited by prospective asset purchaser	—	(1,000)
Core FFO attributable to common stockholders and unitholders		10,451	16,242

Add:	Non-cash equity compensation to directors and executives	246	306
	Amortization of loan closing costs (See note 7)	1,177	1,159
	Depreciation/amortization of non-real estate assets	616	460
	Net loan origination fees received (See note 8)	200	125
	Deferred interest income received (See note 9)	—	2,318
	Amortization of lease inducements (See note 10)	447	432
	Non-operating miscellaneous revenues	—	1,000
Less:	Amortization of purchase option termination revenues in excess of cash received (See note 11)	(435)	(1,383)
	Non-cash loan interest income (See note 9)	(3,109)	(3,658)
	Cash received for sale of K Program securities in excess of noncash revenues	—	(274)
	Cash paid for loan closing costs	—	(5)
	Amortization of acquired real estate intangible liabilities and SLR (See note 12)	(4,144)	(4,324)
	Amortization of deferred revenues (See note 13)	(941)	(941)
	Normally recurring capital expenditures (See note 14)	(2,124)	(1,563)

AFFO attributable to common stockholders and Unitholders		$2,384	$9,894

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$8,624	$11,581
	Distributions to Unitholders (See note 2)	130	229
	Total	$8,754	$11,810

Common Stock dividends and Unitholder distributions per share		$0.175	$0.2625

FFO per weighted average basic share of Common Stock and Unit outstanding		$(0.01)	$0.36
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.21	$0.36
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.05	$0.22

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	48,220	43,703
	Class A Units	759	877
	Common Stock and Class A Units	48,979	44,580

	Diluted Common Stock and Class A Units (B)	48,980	45,027

Actual shares of Common Stock outstanding, including 548 and 26 unvested shares
of restricted Common Stock at June 30, 2020 and 2019, respectively.		49,831	44,273
Actual Class A Units outstanding at June 30, 2020 and 2019, respectively.		742	875
	Total	50,573	45,148

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.55% weighted average non-controlling interest in the Operating Partnership for the three-month period ended June 30, 2020.
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
See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Reconciliation of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)
		Six months ended June 30,
(In thousands, except per-share figures)		2020	2019

Net loss attributable to common stockholders (See note 1)		$(260,771)	$(56,968)

Add:	Depreciation of real estate assets	80,771	72,027
	Depreciation of acquired intangible assets and deferred leasing costs	18,955	18,016
	Net loss attributable to Class A Unitholders (See note 2)	(3,343)	(79)
FFO attributable to common stockholders and unitholders		(164,388)	32,996

	Acquisition and pursuit costs	378	—
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	1,206	980
	Payment of costs related to property refinancing	6,863	424
	Internalization costs (See note 4)	179,251	325
	Deemed dividends for redemptions of preferred stock	3,316	219
	Noncash (income) expense for current expected credit losses (See note 5)	4,408	—
	Expenses related to the COVID-19 global pandemic (See note 6)	448	—
	Earnest money forfeited by prospective asset purchaser	(2,750)	(1,000)
Core FFO attributable to common stockholders and unitholders		28,732	33,944

Add:	Non-cash equity compensation to directors and executives	476	617
	Amortization of loan closing costs (See note 7)	2,343	2,290
	Depreciation/amortization of non-real estate assets	1,172	909
	Net loan origination fees received (See note 8)	467	526
	Deferred interest income received (See note 9)	8,277	5,078
	Amortization of lease inducements (See note 10)	886	860
	Cash received in excess of (exceeded by) amortization of
	purchase option termination revenues (See note 11)	325	(1,087)
	Non-operating miscellaneous revenues	2,750	1,000
Less:	Non-cash loan interest income (See note 9)	(6,128)	(6,982)
	Non-cash revenues from mortgage-backed securities	—	(415)
	Cash paid for loan closing costs	—	(8)
	Amortization of acquired real estate intangible liabilities and SLR (See note 12)	(8,797)	(8,082)
	Amortization of deferred revenues (See note 13)	(1,881)	(1,881)
	Normally recurring capital expenditures (See note 14)	(3,542)	(2,743)

AFFO attributable to common stockholders and Unitholders		$25,080	$24,026

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	21,115	22,776
	Distributions to Unitholders (See note 2)	333	458
	Total	21,448	23,234

Common Stock dividends and Unitholder distributions per share		$0.4375	$0.5225

FFO per weighted average basic share of Common Stock and Unit outstanding		$(3.39)	$0.75
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.59	$0.77
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.52	$0.55

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:	47,674	43,194
	Common Stock	793	879
	Class A Units	48,467	44,073
	Common Stock and Class A Units

	Diluted Common Stock and Class A Units (B)	48,474	44,755

Actual shares of Common Stock outstanding, including 548 and 26 unvested shares
of restricted Common Stock at June 30, 2020 and 2019, respectively.		49,831	44,273
Actual Class A Units outstanding at June 30, 2020 and 2019, respectively.		742	875
	Total	50,573	45,148

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.64% weighted average non-controlling interest in the Operating Partnership for the six-month period ended June 30, 2020.
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

1)Rental and other property revenues and property operating expenses for the three-month and six-month periods ended June 30, 2020 include activity for the properties acquired during the period only from their respective dates of acquisition. In addition, these periods include activity for the properties acquired since June 30, 2019. Rental and other property revenues and expenses for the three-month and six-month periods ended June 30, 2019 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 742,413 Class A Units as of June 30, 2020. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.55% and 1.97% for the three-month periods ended June 30, 2020 and 2019, respectively.

3)  We paid loan coordination fees to Preferred Apartment Advisors, LLC, or our Former Manager, to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization. The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At June 30, 2020, aggregate unamortized loan coordination fees were approximately $13.5 million, which will be amortized over a weighted average remaining loan life of approximately 10.2 years.

4) This adjustment reflects the add-back of (i) consideration paid to the owners of the Former Manager, (ii) accretion of the discount on the deferred liability payable to the owners of the Former Manager and (iii) due diligence and pursuit costs incurred by the Company related to the internalization of the functions performed by the Former Manager.

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

6) This additive adjustment to FFO consists of one-time costs for signage, cleaning and supplies necessary to create and maintain work environments necessary to adhere to CDC guidelines during the current COVID-19 pandemic. Since we do not expect to incur similar costs once the COVID-19 pandemic has subsided, we add these costs back to FFO in our calculation of Core FFO.

7) We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. Effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At June 30, 2020, unamortized loan costs on all the Company's indebtedness were approximately $32.7 million, which will be amortized over a weighted average remaining loan life of approximately 9.0 years.

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

9) This adjustment reflects the receipt during the periods presented of additional interest income (described in note 7 above) which was earned and accrued prior to those periods presented on various real estate loans.

10) This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

11) Effective March 6, 2020, our purchase option on the Falls at Forsyth multifamily community was extinguished in conjunction with the loan repayment; effective January 1, 2019, we terminated our purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property; on May 7, 2018, we terminated our purchase options on the Bishop Street multifamily community and the Haven Charlotte student housing property, both of which are (or were) partially supported by real estate loan investments held by us. In exchange, we arranged to receive termination fees aggregating approximately $17.2 million from the developers, which are recorded as revenue over the period beginning on the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to Core FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For the three-month periods ended June 30, 2020 and 2019 and the six-month period ended June 30, 2019, we had recognized termination fee revenues in excess of cash received, resulting in the negative adjustments shown to Core FFO in our calculation of AFFO. For the six-month period ended June 30, 2020, cash received exceeded fee revenue amortiztion, resulting in a net positive adjustment to Core FFO in our calculation of AFFO.

12) This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At June 30, 2020, the balance of unamortized below-market lease intangibles was approximately $57.8 million, which will be recognized over a weighted average remaining lease period of approximately 8.9 years.

13) This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

14) We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $31,000 and $71,000 of recurring capitalized expenditures incurred at our corporate offices during the three-month and six-month periods ended June 30, respectively. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures. See Capital Expenditures, Grocery-Anchored Shopping Center Portfolio, and Office Buildings Portfolio sections for definitions of these terms.

Liquidity and Capital Resources

Short-Term Liquidity

        We believe our principal short-term liquidity needs are to fund:

•operating expenses directly related to our portfolio of multifamily communities, student housing properties, grocery-anchored shopping centers and office properties (including regular maintenance items);
•operating expenses related to salaries, benefits, and general and administrative expenses (that were formally funded by payment of fees to our Former Manager prior to Internalization on January 31, 2020);
•capital expenditures incurred to lease our multifamily communities, student housing properties, grocery-anchored shopping centers and office properties;
•interest expense on our outstanding property level debt;
•amounts due on our Credit Facility;
•distributions that we pay to our preferred stockholders, common stockholders, and unitholders;
•cash redemptions that we may pay to our preferred stockholders, and
•committed investments.

        We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 4.05% for the six months ended June 30, 2020. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance. At June 30, 2020, we had $107.5 million available to be drawn by us on the Revolving Line of Credit.

        The COVID-19 pandemic has the potential to affect our short-term cash flows, if multifamily tenants lose their jobs due to business closings, retailers fall behind on their rent obligations, and our office tenants' businesses begin to similarly suffer. Should these events continue to accelerate and worsen, our operational cash flows could suffer and cause us to draw upon our Revolving Credit Line more extensively and in a manner other than we intended.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2020, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

        On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with KeyBank to obtain the Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities and student housing communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At June 30, 2020, we had $90.0 million available to be drawn by us on the Acquisition Facility.

        Our net cash used by operating activities for the six-month period ended June 30, 2020 was approximately $21.1 million and net cash provided by operating activities for the six-month period ended June 30, 2019 was approximately $74.6 million. The Internalization transaction reduced the Company’s operating cash flows by approximately $114.0 million for the six-month period ended June 30, 2020.

The majority of our revenue is derived from residents and tenants under existing leases at our residential properties, grocery-anchored shopping centers and office properties. Therefore, our operating cash flow is principally dependent on: (1) the number of residential properties, grocery-anchored shopping centers and office properties in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these properties; and (5) the ability of our residents and tenants to make their rental payments.

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

Interest income on our loans and notes receivable decreased primarily due to a decrease in the weighted average accrued interest rate for 2019 and full repayment of the Haven Campus Communities Charlotte Member, LLC line of credit, in early 2019 and the repayment of the Wiregrass, Falls at Forsyth and Dawsonville real estate loans.

        Our net cash used in investing activities for the six-month periods ended June 30, 2020 and 2019 was approximately $177.7 million and $222.5 million, respectively. Cash disbursed for property acquisitions increased from approximately $154.6 million in the 2019 period to $186.0 million in the 2020 period.

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

For the six-month period ended June 30, 2020, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

(In thousands, except per-unit amounts)	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$374	$35.49	$—	$—	$374	$35.49
Carpets	715	67.88	—	—	715	67.88
Wood flooring / vinyl	47	4.42	243	23.05	290	27.47
Blinds and ceiling fans	86	8.13	—	—	86	8.13
Fire safety	—	—	191	18.17	191	18.17
Furnace, air (HVAC)	228	21.67	—	—	228	21.67
Computers, equipment, misc.	69	6.56	72	6.85	141	13.41
Elevators	—	—	50	4.76	50	4.76
Exterior painting	—	—	628	59.56	628	59.56
Leasing office / common amenities	67	6.34	378	35.92	445	42.26
Major structural	—	—	680	64.51	680	64.51
Cabinets & countertops and unit upgrades	—	—	354	33.55	354	33.55
Landscaping & fencing	—	—	295	27.98	295	27.98
Parking lot	—	—	48	4.58	48	4.58
Signage and sanitation	—	—	42	3.98	42	3.98

	$1,586	$150.49	$2,981	$282.91	$4,567	$433.40

For the six-month period ended June 30, 2020, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

(In thousands, except per-unit amounts)	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$44	$7.15	$—	$—	$44	$7.15
Carpets	9	1.55	—	—	9	1.55
Wood flooring / vinyl	—	—	—	—	—	—
Blinds and ceiling fans	3	0.44	—	—	3	0.44
Fire safety	—	—	27	4.37	27	4.37
Furnace, air (HVAC)	47	7.77	—	—	47	7.77
Computers, equipment, misc.	4	0.65	21	3.40	25	4.05
Elevators	—	—	15	2.51	15	2.51
Exterior painting	—	—	—	—	—	—
Leasing office / common amenities	77	12.56	72	11.73	149	24.29
Major structural	—	—	610	100.15	610	100.15
Cabinets & countertops and unit upgrades	—	—	3	0.52	3	0.52
Landscaping & fencing	—	—	54	8.78	54	8.78
Parking lot	—	—	—	—	—	—
Signage and sanitation	—	—	45	7.45	45	7.45
Unit furniture	267	43.87	—	—	267	43.87

	$451	$73.99	$847	$138.91	$1,298	$212.90

        In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the six-month periods ended June 30, 2020 and 2019 totaled $916,000 and $559,000, respectively and within our office properties portfolio for the six-month periods ended June 30, 2020 and 2019 totaled $528,000 and $446,000, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center and office properties portfolios (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

        At June 30, 2020, we had restricted cash of approximately $18.0 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash provided by financing activities for the six-month periods ended June 30, 2020 and 2019 was approximately $178.0 million and $204.7 million, respectively. Our significant financing cash sources were approximately $120.5 million and $257.5 million of net proceeds from the issuance of Preferred Stock for the 2020 and 2019 periods respectively, and approximately $202.4 million and $88.5 million of net proceeds from the mortgage financing transactions, net of repayments for the 2020 and 2019 periods respectively. The decrease in proceeds from the issuance of Preferred Stock in the 2020 period was related to the closure of our $1.5 Billion Unit Offering during the quarter, as our Series A1/M1 offering was gaining traction as our primary equity raising vehicle.

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

Our second quarter 2020 Common Stock dividend declaration of $0.175 per share represented a decrease of $0.0875, or 33.3% from our first quarter 2020 dividend of $0.2625 per share, but an increase over our initial Common Stock dividend per share of $0.125 following our IPO, or an average annual dividend growth rate of approximately 4.5% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the six months ended June 30, 2020, our aggregate dividends and distributions totaled approximately $90.1 million and our net cash used by operating activities were approximately $21.1 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•the principal amount of our long-term debt as it becomes due or matures;
•capital expenditures needed for our multifamily communities, student housing properties, grocery-anchored shopping centers and office properties;
•costs associated with current and future capital raising activities;

•costs to acquire additional multifamily communities, student housing properties, grocery-anchored shopping centers, office properties or other real estate and enter into new and fund existing lending opportunities; and
•our minimum distributions necessary to maintain our REIT status.

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

        At June 30, 2020, the Company's active equity offerings consisted of:

•an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering")

•an offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering"); and

•an offering of up to $100 million of equity securities for the Preferred Office Growth Fund, a consolidated entity (the “Preferred Office Growth Fund Offering”).

For the three-month and six-month periods ended June 30, 2020, no shares of our common stock were issued under our 2019 ATM Offering. Our $1.5 Billion Unit Offering expired on February 14, 2020.

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

        We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of June 30, 2020, our outstanding debt (both secured and unsecured) was approximately 54.1% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at June 30, 2020. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of June 30, 2020, we had long term mortgage indebtedness of approximately $2.8 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of June 30, 2020, we had approximately $60.1 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Contractual Obligations

        As of June 30, 2020, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 0.16% at June 30, 2020, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Principal payments:
Mortgage debt	$2,812,184	$74,758	$293,494	$531,124	$1,912,808
Line of credit	92,500	92,500	—	—	—
Total principal	$2,904,684	$167,258	$293,494	$531,124	$1,912,808
Interest payments:
Mortgage debt	868,200	107,661	199,480	185,872	375,187
Line of credit	85	85	—	—	—

Total interest	$868,285	$107,746	$199,480	$185,872	$375,187

        In addition, we had unfunded real estate loan balances totaling approximately $59.9 million at June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of June 30, 2020, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$38,458		5.00%	6.6%
The Tradition	30,000		3.25%	7.0%
The Bloc	28,966		3.25%	6.8%
Summit Crossing II	20,700		2.47%	5.3%
Total capped floating-rate debt	118,124	4.2%

Champions Village	27,400
Fairfield Shopping Center	19,750
Total uncapped floating-rate debt	47,150	1.7%

Total floating-rate debt	$165,274	5.9%

        Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of June 30, 2020; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

We have and will continue to manage interest rate risk as follows:

•maintain a reasonable ratio of fixed-rate, long-term debt to total debt so that floating-rate exposure is kept at an acceptable level;
•place interest rate caps on floating-rate debt where appropriate; and
•take advantage of favorable market conditions for long-term debt and/or equity financings.
We use various financial models and advisors to achieve our objectives.

        If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at June 30, 2020, would increase by approximately $1.0 million or decrease by approximately $0.1 million on an annualized basis.

Item  4. Controls and Procedures

Evaluation of disclosure controls and procedures.

        Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2020, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

        As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

A novel strain of coronavirus was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. Since that time, efforts to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close or otherwise limit businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place. As a result, the COVID-19 pandemic has negatively affected almost every industry directly or indirectly and the duration and severity of these affects is unknown at this time.

Impact of COVID-19 on Our Operations

Our operating results depend, in large part, on revenues derived from leasing apartment homes in our communities to residential tenants, the ability of our residents to earn sufficient income to pay their rents in a timely manner, the extent to which we waive late and other customary fees associated with the apartment rental process, and our ability to limit bad debt and maintain operating results by evicting and re-leasing apartment homes when residents remain delinquent in their payment of rent. Additionally, a prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact our retail and office tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in the tenant’s bankruptcy or insolvency, which would diminish the Company’s ability to receive rental revenue it is owed under their leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on the Company. A number of the our office and retail tenants have announced mandated or temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. The COVID-19 pandemic has caused, and is likely to continue to cause, a global economic slowdown and we cannot assure you conditions will not continue to deteriorate despite some locations attempting to reopen and recover from the pandemic. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows and the market value and trading price of our common stock due to, among other factors:

•A complete or partial closure of, or other operational issues at the Company’s properties as a result of government or tenant action;

•In the event of resident nonpayment, default or bankruptcy, the uncollectibility of rent could increase and we may not be able to re-lease apartment homes at current or projected rents. Our occupancy levels and pricing across our portfolio may decline due to changes in demand or logistical challenges in showing or leasing apartment homes to prospective residents, including restrictions inhibiting our employees’ ability to meet with existing or potential residents;

•Our properties may also incur significant costs or losses related to shelter-in-place orders, quarantines, infection, clean-up costs or other related factors;

•The declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;

•The reduction of economic activity has impacted our office and retail tenants' business operations, financial condition, liquidity and access to capital resources that resulted in us agreeing to rent deferrals and/or lease modifications and caused tenant bankruptcies and may cause these and others tenants to be unable to meet their obligations to us in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;

•A general decline in business activity and demand for real estate transactions would adversely affect the Company’s ability to successfully execute investment strategies or expand its portfolio; and

•The potential negative impact on the health of the Company’s associates or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our headquarters located in Atlanta, Georgia, could result in a deterioration in our ability to ensure business continuity during a disruption.

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

Additional financial impacts include the following:

•A significant reduction in our cash flows could impact the Company’s ability to continue paying cash dividends to its common and preferred stockholders at expected levels or at all;

•Increased redemption activity by holders of our preferred stock has impacted our cash availability and liquidity strength and, to the extent we made redemptions of our Preferred Stock in shares of our Common Stock, further diluted stockholder’s ownership interests and there is no wayto be sure if this redemption activity will increase, stabilize or decline as the pandemic continues; and

•The financial impact of COVID-19 could negatively affect the Company’s future compliance with financial and other covenants of the Company’s credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Mine Safety Disclosures

        Not applicable.

Item 5. Other Information

        None.

Item  6. Exhibits

        See Exhibit Index.

EXHIBIT INDEX
Exhibit Number		Description

10.1	+	Form of Restricted Stock Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the Securities and Exchange Commission on June 19, 2020)
10.2	+	Form of Restricted Stock Agreement (Officer) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the Securities and Exchange Commission on June 19, 2020)
31.1	*	Certification of Joel T. Murphy, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

	*	Filed or Furnished herewith
	+	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 10, 2020	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)