Form 10-Q
period 2020-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2020-11-09
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 4, 2020 was 49,900,555.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	September 30, 2020	December 31, 2019
Assets
Real estate
Land	$657,286	$635,757
Building and improvements	3,361,174	3,256,223
Tenant improvements	175,400	167,275
Furniture, fixtures, and equipment	357,010	323,381
Construction in progress	23,677	11,893
Gross real estate	4,574,547	4,394,529
Less: accumulated depreciation	(542,161)	(421,551)
Net real estate	4,032,386	3,972,978
Real estate loan investments, net of deferred fee income and allowance for expected
loan loss of $10,480 and $1,460	307,033	325,790
Real estate loan investments to related parties, net of deferred fee income and allowances for expected
loan losses and doubtful accounts of $3,548 and $1,416	2,568	23,692
Total real estate and real estate loan investments, net	4,341,987	4,322,460

Cash and cash equivalents	30,337	94,381
Restricted cash	65,690	42,872
Notes receivable	2,894	17,079
Note receivable and revolving lines of credit due from related parties	9,011	24,838
Accrued interest receivable on real estate loans	24,784	25,755
Acquired intangible assets, net of amortization of $177,348 and $149,896	133,297	154,803
Deferred loan costs on Revolving Line of Credit, net of amortization of $1,362 and $849	879	1,286
Deferred offering costs	4,721	2,147
Tenant lease inducements, net of amortization of $4,902 and $3,567	18,655	19,607
Investment in unconsolidated joint venture	6,851	—
Tenant receivables and other assets	91,956	65,332

Total assets	$4,731,062	$4,770,560

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $48,376 and $42,807	$2,765,793	$2,567,022
Revolving line of credit	33,000	—
Term note payable, net of deferred loan costs of $0 and $511	—	69,489
Unearned purchase option termination fees	1,164	2,859
Deferred revenue	36,909	39,722
Accounts payable and accrued expenses	66,283	42,191
Deferred liability to Former Manager	23,373	—
Contingent liability due to Former Manager	14,867	—
Accrued interest payable	8,538	8,152
Dividends and partnership distributions payable	20,971	23,519
Acquired below market lease intangibles, net of amortization of $31,511 and $23,655	54,483	62,611
Prepaid rent, security deposits, and other liabilities	34,823	20,879
Total liabilities	3,060,204	2,836,444

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 and 2,161 shares
issued; 1,991 and 2,028 shares outstanding at September 30, 2020 and December 31, 2019, respectively	20	20
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 103 and 5 shares
issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
91 and 103 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 13 and zero shares
issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 49,901 and 46,443 shares issued and
outstanding at September 30, 2020 and December 31, 2019, respectively	499	464
Additional paid-in capital	1,882,149	1,938,057
Accumulated (deficit) earnings	(210,218)	(7,244)
Total stockholders' equity	1,672,451	1,931,298
Non-controlling interest	(1,593)	2,818
Total equity	1,670,858	1,934,116

Total liabilities and equity	$4,731,062	$4,770,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per-share figures)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property revenues	$114,831	$105,049	$338,271	$298,569
Interest income on loans and notes receivable	10,649	12,608	34,495	35,989
Interest income from related parties	609	2,546	3,750	9,980
Miscellaneous revenues	608	—	4,560	1,023
Total revenues	126,697	120,203	381,076	345,561

Operating expenses:
Property operating and maintenance	19,278	16,493	52,919	43,236
Property salary and benefits (including reimbursements of $0, $4,681, $1,430
and $12,973 to related party)	6,054	5,360	16,965	14,845
Property management costs (including $0, $2,565, $894 and $7,534 to related parties)	983	3,534	4,028	10,174
Real estate taxes and insurance	16,078	14,474	48,109	42,646
General and administrative	7,898	1,364	23,109	4,171
Equity compensation to directors and executives	582	305	1,058	922
Depreciation and amortization	51,794	46,239	153,096	137,191
Asset management and general and administrative expense fees to related party	—	8,611	3,099	24,649
Provision for expected credit losses	(152)	—	5,463	—
Management internalization expense	577	818	179,828	1,143
Total operating expenses	103,092	97,198	487,674	278,977

Waived asset management and general and administrative expense fees	—	(3,081)	(1,136)	(8,505)

Net operating expenses	103,092	94,117	486,538	270,472

Operating (loss) income before gain on sale of real estate and loss from
unconsolidated joint venture	23,605	26,086	(105,462)	75,089
Loss from unconsolidated joint venture	(120)	—	(120)	—
Gain on sale of real estate, net	3,261	—	3,261	4
Operating (loss) income	26,746	26,086	(102,321)	75,093
Interest expense	29,879	28,799	90,608	83,166
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	591	—	1,316
Loss on extinguishment of debt	(518)	(15)	(6,674)	(84)
Gain on land condemnation	49	—	528	747

Net loss	(3,602)	(2,137)	(199,075)	(6,094)
Consolidated net loss (income) attributable to non-controlling interests	108	59	3,515	138

Net loss attributable to the Company	(3,494)	(2,078)	(195,560)	(5,956)

Dividends declared to preferred stockholders	(35,909)	(29,446)	(104,601)	(82,527)
Earnings attributable to unvested restricted stock	(96)	(5)	(109)	(14)

Net loss attributable to common stockholders	$(39,499)	$(31,529)	$(300,270)	$(88,497)

Net loss per share of Common Stock available
to common stockholders, basic and diluted	$(0.79)	$(0.71)	$(6.21)	$(2.02)

Weighted average number of shares of Common Stock outstanding,
basic and diluted	49,689	44,703	48,351	43,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month period ended September 30, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at July 1, 2020	$21	$493	$1,917,212	$(206,724)	$1,711,002	$(1,006)	$1,709,996
Issuance of Series A1/M1 preferred shares	—	—	42,352	—	42,352	—	42,352
At-the-market issuance of common stock	—	6	4,608	—	4,614	—	4,614
Redemptions of preferred stock	—	—	(33,823)	—	(33,823)	—	(33,823)
Syndication and offering costs	—	—	(4,127)	—	(4,127)	—	(4,127)
Equity compensation to executives and directors	—	—	512	—	512	—	512
Conversion of Class A Units to common stock	—	—	(2)	—	(2)	2	—
Current period amortization of Class B Units	—	—	—	—	—	70	70
Net loss	—	—	—	(3,494)	(3,494)	(108)	(3,602)
Contributions from non-controlling interests	—	—	—	—	—	(98)	(98)
Reallocation of non-controlling interest to Class A Unitholders	—	—	202	—	202	(202)	—
Distributions to non-controlling interests	—	—	—	—	—	(119)	(119)
Distributions to Class A Unitholders	—	—	—	—	—	(132)	(132)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(32,964)	—	(32,964)	—	(32,964)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,547)	—	(1,547)	—	(1,547)
Dividends to Series A1/M1 preferred stockholders
($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(1,398)	—	(1,398)	—	(1,398)
Dividends to common stockholders ($0.175 per share)	—	—	(8,876)	—	(8,876)	—	(8,876)
Balance at September 30, 2020	$21	$499	$1,882,149	$(210,218)	$1,672,451	$(1,593)	$1,670,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month period ended September 30, 2019
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at July 1, 2019	$19	$442	$1,784,197	$—	$1,784,658	$(488)	$1,784,170
Issuance of Series A preferred shares	1	—	116,827	—	116,828	—	116,828
Issuance of mShares	—	—	17,156	—	17,156	—	17,156
Redemptions of preferred stock	—	9	(2,886)	—	(2,877)	—	(2,877)
Exercises of warrants	—	2	2,480	—	2,482	—	2,482
Syndication and offering costs	—	—	(13,553)	—	(13,553)	—	(13,553)
Equity compensation to executives and directors	—	—	155	—	155	—	155
Conversion of Class A Units to common stock	—	—	112	—	112	(112)	—
Current period amortization of Class B Units	—	—	—	—	—	150	150
Net loss	—	—	—	(2,078)	(2,078)	(59)	(2,137)
Contributions from non-controlling interests	—	—	—	—	—	2,050	2,050
Reallocation of non-controlling interest to Class A Unitholders	—	—	305	—	305	(305)	—
Distributions to non-controlling interests	—	—	—	—	—	(225)	(225)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(30,094)	1,983	(28,111)	—	(28,111)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(1,430)	95	(1,335)	—	(1,335)
Dividends to common stockholders ($0.2625 per share)	—	—	(11,823)	—	(11,823)	—	(11,823)
Balance at September 30, 2019	$20	$453	$1,861,446	$—	$1,861,919	$1,011	$1,862,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the nine-month period ended September 30, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2020	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116
Cumulative adjustment to reflect the adoption of ASU 2016-13	—	—	—	(7,414)	(7,414)	—	(7,414)
Issuance of Series A preferred shares	1	—	64,483	—	64,484	—	64,484
Issuance of Series A1/M1 preferred shares	1	—	110,946	—	110,947	—	110,947
At-the-market issuance of common stock	—	6	4,608	—	4,614	—	4,614
Exercise of warrants	—	—	8	—	8	—	8
Redemptions of preferred stock	(2)	28	(82,058)	—	(82,032)	—	(82,032)
Syndication and offering costs	—	—	(20,775)	—	(20,775)	—	(20,775)
Equity compensation to executives and directors	—	—	864	—	864	—	864
Conversion of Class A Units to common stock	—	1	1,381	—	1,382	(1,382)	—
Current period amortization of Class B Units	—	—	—	—	—	194	194
Net loss	—	—	—	(195,560)	(195,560)	(3,515)	(199,075)
Contributions from non-controlling interests	—	—	—	—	—	103	103
Reallocation of non-controlling interest to Class A Unitholders	—	—	(773)	—	(773)	773	—
Distributions to non-controlling interests	—	—	—	—	—	(119)	(119)
Distributions to Class A Unitholders	—	—	—	—	—	(465)	(465)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(97,272)	—	(97,272)	—	(97,272)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(4,903)	—	(4,903)	—	(4,903)
Dividends to Series A1/M1 preferred stockholders
($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(2,426)	—	(2,426)	—	(2,426)
Dividends to common stockholders ($0.6125 per share)	—	—	(29,991)	—	(29,991)	—	(29,991)
Balance at September 30, 2020	$21	$499	$1,882,149	$(210,218)	$1,672,451	$(1,593)	$1,670,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the nine-month period ended September 30, 2019
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Series A preferred shares	4	—	369,416	—	369,420	—	369,420
Issuance of mShares	—	—	46,765	—	46,765	—	46,765
Redemptions of preferred stock	—	26	(8,014)	—	(7,988)	—	(7,988)
Exercises of warrants	—	8	10,066	—	10,074	—	10,074
Syndication and offering costs	—	—	(43,795)	—	(43,795)	—	(43,795)
Equity compensation to executives and directors	—	—	471	—	471	—	471
Conversion of Class A Units to common stock	—	1	676	—	677	(677)	—
Current period amortization of Class B Units	—	—	—	—	—	451	451
Net loss	—	—	—	(5,956)	(5,956)	(138)	(6,094)
Contributions from non-controlling interests	—	—	—	—	—	2,050	2,050
Reallocation of non-controlling interest to Class A Unitholders	—	—	1,231	—	1,231	(1,231)	—
Distributions to non-controlling interests	—	—	—	—	—	(683)	(683)
Dividends to Series A preferred stockholders
($5.00 per share per month)	—	—	(85,078)	5,727	(79,351)	—	(79,351)
Dividends to mShares preferred stockholders
($4.79 - $6.25 per share per month)	—	—	(3,405)	229	(3,176)	—	(3,176)
Dividends to common stockholders ($0.785 per share)	—	—	(34,599)	—	(34,599)	—	(34,599)
Balance at September 30, 2019	$20	$453	$1,861,446	$—	$1,861,919	$1,011	$1,862,930

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine-month periods ended September 30,
	2020	2019
Operating activities:
Net loss	$(199,075)	$(6,094)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	153,096	137,191
Amortization of above and below market leases	(6,145)	(4,525)
Deferred revenues and other noncash revenues amortization	(3,710)	(4,720)
Purchase option termination fee amortization	(4,896)	(6,900)
Amortization of equity compensation, lease incentives and other non-cash expenses	3,027	2,414
Deferred loan cost amortization	5,177	4,752
Non-cash accrued interest income on real estate loan investments	(9,208)	(10,206)
Receipt of accrued interest income on real estate loans	10,179	2,318
Gains on sales of real estate loan investments, net	—	(751)
Gain on sale of real estate and land condemnation	(3,789)	—
Loss from unconsolidated joint venture	120	—
Cash received for purchase option terminations	4,800	1,330
Loss on extinguishment of debt	6,674	84
Non-cash payment of interest on related party line of credit	—	(637)
Mortgage interest received from consolidated VIEs	—	13,398
Mortgage interest paid to other participants of consolidated VIEs	—	(13,398)
Increase in provision for expected credit losses	5,463	—
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(15,769)	(12,379)
(Increase) in tenant lease incentives	(382)	(570)
Increase in accounts payable and accrued expenses	46,821	22,399
Increase in deferred liability to Former Manager	22,851	—
Increase in contingent liability	15,013	—
Decrease in accrued interest, prepaid rents and other liabilities	(249)	730
Net cash provided by operating activities	29,998	124,436

Investing activities:
Investments in real estate loans	(42,193)	(74,668)
Repayments of real estate loans	71,146	—
Notes receivable issued	(793)	(5,399)
Notes receivable repaid	15,012	2,169
Note receivable issued to and draws on line of credit by related parties	(9,624)	(30,434)
Repayments of notes receivable and lines of credit by related parties	4,546	26,222
Proceeds from sale of real estate loan investment, net	—	747
Origination fees received on real estate loan investments	882	1,347
Origination fees paid to Former Manager on real estate loan investments	—	(674)
Purchases of mortgage backed securities (K program), net of acquisition costs	—	(18,656)
Mortgage principal received from consolidated VIEs	—	5,024
Purchases of mortgage backed securities	—	(12,278)
Proceeds from sales of mortgage-backed securities	—	53,445
Acquisition of properties	(185,970)	(442,415)
Proceeds from sale of interest in unconsolidated joint venture	19,221	—
Return of capital from investment in unconsolidated joint venture	12,250	—
Receipt of insurance proceeds for capital improvements	—	746
Proceeds from land condemnation	787	—
Capital improvements to real estate assets	(39,158)	(34,251)
Investment in property development	(50)	—
Deposits paid on acquisitions	(1,227)	(952)
Net cash used in investing activities	(155,171)	(530,027)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
(In thousands)	Nine-month periods ended September 30,
	2020	2019

Financing activities:
Proceeds from mortgage notes payable	377,749	329,905
Repayments of mortgage notes payable	(173,409)	(106,728)
Payments for deposits and other mortgage loan costs	(10,911)	(6,738)
Debt prepayment and other debt extinguishment costs	(5,733)	—
Payments to real estate loan participants	—	(5,223)
Proceeds from lines of credit	321,000	240,200
Payments on lines of credit	(288,000)	(247,200)
Repayment of the Term Loan	(70,000)	—
Mortgage principal paid to other participants of consolidated VIEs	—	(5,024)
Proceeds from repurchase agreements	—	4,857
Repayments of repurchase agreements	—	(4,857)
Proceeds from the sales of Preferred Stock and Units, net of offering costs and redemptions	159,096	380,016
Proceeds from exercises of Warrants	24	9,875
Payments for redemptions of preferred stock	(82,003)	(7,995)
Proceeds from sale of Common Stock	4,522	—
Common Stock dividends paid	(33,271)	(33,617)
Preferred stock dividends and Class A Unit distributions paid	(104,428)	(81,025)
Payments for deferred offering costs	(10,669)	(3,386)
Contributions from non-controlling interests	99	2,050
Distributions to non-controlling interests	(119)	—
Net cash provided by financing activities	83,947	465,110

Net increase (decrease) in cash, cash equivalents and restricted cash	(41,226)	59,519
Cash, cash equivalents and restricted cash, beginning of year	137,253	87,690
Cash, cash equivalents and restricted cash, end of period	$96,027	$147,209

Supplemental cash flow information:
Cash paid for interest	$84,172	$76,563

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$6,067	$3,952
Writeoff of fully depreciated or amortized assets and liabilities	$2,473	$210
Writeoff of fully amortized deferred loan costs	$2,828	$1,850
Consolidation of assets of VIEs	$—	$270,669
Consolidation of liabilities of VIEs	$—	$270,669
Noncash extinguishment of notes receivable	$20,865	$—
Dividends payable - Common Stock	$8,876	$11,823
Dividends payable - Series A Preferred Stock	$9,954	$9,534
Dividends payable - mShares Preferred Stock	$1,097	$714
Dividends payable - A1/M1 Preferred Stock	$545	$—
Dividends declared but not yet due and payable	$499	$358
Partnership distributions payable to non-controlling interests	$130	$225
Accrued and payable deferred offering costs	$38	$252
Offering cost reimbursement to related party	$40	$384
Reclass of offering costs from deferred asset to equity	$4,338	$7,508
Loan receivables converted to equity for property acquisition	$—	$47,797
Noncash contribution of property into an unconsolidated joint venture	$38,443	$—
Fair value issuances of equity compensation	$6,461	$719
Mortgage loans assumed on acquisitions	$—	$41,550
Noncash repayment of mortgages through refinances	$86,669	$65,607
Operating lease liabilities assumed from Former Manager	$15,912	$—

    The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

1. Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS) is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers, Class A office buildings, and student housing properties. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of September 30, 2020, the Company owned or was invested in 125 properties in 15 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until the Company acquired the Former Manager and NMP Advisors, LLC, or the Sub-Manager, or the Internalization, on January 31, 2020. Prior to the Internalization transaction, according to the Sixth Amended and Restated Management Agreement, effective as of June 3, 2016, among the Company, the Operating Partnership (as defined below), and the Former Manager, or the Former Management Agreement, the Company paid acquisition fees and other fees and expense reimbursements to the Former Manager. Following the Internalization transaction that closed on January 31, 2020, the Company no longer pays any fees or expense reimbursements to its Former Manager or Sub-Manager (see Note 6).

As of September 30, 2020, the Company had 49,900,555 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.5% owner of the Preferred Apartment Communities Operating Partnership, L.P., the Company's operating partnership, at that date. The number of partnership units not owned by the Company totaled 742,413 at September 30, 2020 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These condensed financial statements were derived from audited financial statements, but do not contain all the disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, that has had and will continue to have an adverse impact on economic and market conditions and trigger a period of economic slowdown in the United States and globally. The potential reach, severity and duration of impacts of the COVID-19 pandemic will cause our estimates and forecasts of future events to be inherently less certain. Actual results could differ from those estimates. Amounts are presented in thousands where indicated.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Reclassification Adjustments

The Company recorded certain reclassification adjustments on its Condensed Consolidated Statement of Operations for the three-month and nine-month periods ended September 30, 2019, to conform prior period presentation to the current presentation reflective of the internalized structure as shown in the table below. None of these reclassification adjustments were due to error or misstatement.

	For the three-month period ended September 30, 2019
(in thousands)	As reported in Quarterly Report on Form 10-Q at September 30, 2019	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at September 30, 2020

Rental revenues	$101,817	$(101,817)	$—
Other property revenues	$3,232	$(3,232)	$—
Rental and other property revenues	$—	$105,049	$105,049

Operating expenses:
Property operating and maintenance	$14,928	$1,565	$16,493
Real estate taxes	$12,870	$(12,870)	$—
Real estate taxes and insurance	$—	$14,474	$14,474
General and administrative	$1,898	$(534)	$1,364
Insurance, professional fees and other expenses	$3,453	$(3,453)	$—
Management internalization expense	$—	$818	$818

	For the nine-month period ended September 30, 2019
(in thousands)	As reported in Quarterly Report on Form 10-Q at September 30, 2019	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at September 30, 2020

Rental revenues	$289,647	$(289,647)	$—
Other property revenues	$8,922	$(8,922)	$—
Rental and other property revenues	$—	$298,569	$298,569

Operating expenses:
Property operating and maintenance	$38,186	$5,050	$43,236
Real estate taxes	$37,914	$(37,914)	$—
Real estate taxes and insurance	$—	$42,646	$42,646
General and administrative	$6,425	$(2,254)	$4,171
Insurance, professional fees and other expenses	$8,671	$(8,671)	$—
Management internalization expense	$—	$1,143	$1,143

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

Investments in joint ventures

The Company’s joint ventures primarily consist of co-investments with institutional and other real estate operators, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. As of September 30, 2020, the Company has a partial ownership interest in one multifamily community, two student housing properties, three grocery-anchored shopping centers and two office buildings. Of these investments in joint venture, only one grocery-anchored shopping center is accounted for as an investment in an unconsolidated joint venture. The Company evaluates its investments in joint venture and consolidates those in which it has controlling financial interest and records limited partners’ ownership interest and share of net income as non-controlling interest, under the voting interest model. The Company accounts for its investments for which it does not have a controlling financial interest as an investment in an unconsolidated joint venture under the equity method of accounting. All investments in joint venture have been evaluated for factors which may indicate a variable interest entity and determined none met such criteria.

Investments in unconsolidated joint venture are recorded initially at cost and subsequently adjusted for cash contributions, distributions and our share of earnings and losses. To recognize the character of distributions from equity investees within its Condensed Consolidated Statements of Cash Flows, all distributions received are presumed to be returns on investment and classified as cash inflows from operating activities unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed its cumulative equity in earnings recognized by the investor (as adjusted for amortization of basis differences). When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and classified as cash inflows from investing. Cash from loan proceeds received from the placement of debt on a property included in investments in unconsolidated joint venture are presented in cash flows provided by investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

On a continuous basis, management assesses whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period, capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	September 30, 2020	December 31, 2019
Residential properties:
Properties (1,2)	44	42
Units	12,936	12,256
Beds	6,095	6,095
New Market Properties:
Properties (2)	54	52
Gross leasable area (square feet) (3)	6,208,278	6,041,629
Preferred Office Properties:
Properties (2,4)	9	10
Rentable square feet	3,169,000	3,204,000

(1) The acquired second phases of CityPark View and Crosstown Walk communities are managed in combination with the initial phases and so together are considered a single property, as is the Regent at Lenox Village within the Lenox Portfolio.

(2) One multifamily community, two student housing properties, two grocery-anchored shopping centers and two office buildings are owned through consolidated joint ventures. One grocery-anchored shopping center is an investment in an unconsolidated joint venture.

(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and is not included in the totals above for New Market Properties.

(4) Excludes our 251 Armour property, comprising 35,000 rentable square feet that is under development and our 4th & Brevard land parcel, that is slated for future development.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The Company's monthly rent collections for the three-month period ended September 30, 2020 continue to improve across the Company's segments compared to the three-month period ended June 30, 2020, with a more pronounced improvement in collections for in-line retail tenants, whose businesses were closed during periods with state or local operating restrictions. Many tenants have reopened as restrictions were lifted and monthly rent collections are beginning to increase. Within our multifamily communities, the Company offered rent deferral plans for the months of April, May, June and July 2020. Any deferred rents would be due over the remaining lease term of the individual tenants. For retail and office tenants, the company evaluated all delinquent receivable balances by performing a detailed review of each tenant. In this review, we determined if the balances were paid in the subsequent month, if tenant had requested rent relief in the subsequent month due to COVID-19 circumstances, if the tenant was a credit tenant that was not typically late, and if the tenant had a security deposit on hand. If the likelihood of the tenant submitting payment was deemed to be less than probable based on the aforementioned criteria, we determined the tenant as being an “at risk” tenant and revenue would be recognized on a cash basis.

The Company's average recurring rental revenue collections before and after any effect of rent deferrals for the third quarter 2020 were approximately 99.0% and 99.0% respectively for multifamily communities, 99.5% and 99.8% for office properties and 95.2% and 96.6% for grocery-anchored retail properties, respectively. Rent deferments provided to residents and tenants primarily related to a change of timing of rent payments with no significant changes to total payments or term. The Company has deferred approximately $0.8 million, or 0.7% of total rental and other revenues for the three-month period ended September 30, 2020. In addition, the Company’s revenues were reduced by approximately $1.7 million, or 1.4% of rental and other revenues for the three-month period ended September 30, 2020 due to additional bad debt reserves related to the COVID-19 pandemic.

Residential properties acquired

During the nine-month period ended September 30, 2020, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

3/31/2020	Horizon at Wiregrass	Tampa, Florida	392
4/30/2020	Parkside at the Beach	Panama City Beach, Florida	288
			680

The aggregate purchase prices of the multifamily acquisitions for the nine-month period ended September 30, 2020 were approximately $141.2 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities. The Company acquired no multifamily communities during the nine-month period ended September 30, 2019.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Multifamily Community acquired during the nine-month period ended
(In thousands, except amortization period data)	September 30, 2020

Land	$12,945
Buildings and improvements	100,113
Furniture, fixtures and equipment	26,284
Lease intangibles	5,968
Prepaids & other assets	24
Accrued taxes	(437)
Security deposits, prepaid rents, and other liabilities	(384)

Net assets acquired	$144,513

Cash paid	$99,476
Mortgage debt, net	45,037

Total consideration	$144,513

Three-months ended September 30, 2020
Revenue	$2,883
Net income (loss)	$(1,832)

Nine-months ended September 30, 2020
Revenue	$5,258
Net income (loss)	$(4,018)

Capitalized acquisition costs incurred by the Company	$4,085
Acquisition costs paid to related party (included above)	$—
Remaining amortization period of intangible
assets and liabilities (months)	11.5

The Company had no acquisitions of student housing property assets during the nine-month period ended September 30, 2020.

During the nine-month period ended September 30, 2019, the Company completed the acquisition of Haven49, a 322-unit, 887-bed student housing property adjacent to the University of North Carolina at Charlotte. The Company effectuated the acquisition via a negotiated agreement whereby the Company accepted the membership interest in the Haven49 project entity in satisfaction of the project indebtedness owed to the Company. See Note 4.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The Company allocated the asset's fair value and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

Student housing property acquired during the nine-month period ended
(In thousands, except amortization period data)	September 30, 2019

Land	$7,289
Buildings and improvements	68,163
Furniture, fixtures and equipment	16,966
Lease intangibles	983
Accrued taxes	(158)
Security deposits, prepaid rents, and other liabilities	(2,579)

Net assets acquired	$90,664

Satisfaction of loan receivables	$46,397
Cash paid	2,717
Mortgage debt, net	41,550

Total consideration	$90,664

Three-months ended September 30, 2020
Revenue	$2,042
Net income (loss)	$36

Nine-months ended September 30, 2020
Revenue	$5,980
Net income (loss)	$307

Capitalized acquisition costs incurred by the Company	$1,016
Acquisition costs paid to related party	$936

Remaining amortization period of intangible
assets and liabilities (months)	0

On March 20, 2020, we delivered a written termination notice to the prospective purchaser of six of our student housing properties for their failure to consummate the purchase. Accordingly, we received an additional $2.75 million of forfeited earnest money as liquidated damages.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

New Market Properties assets acquired

During the nine-month periods ended September 30, 2020 and 2019, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/29/2020	Wakefield Crossing	Raleigh, North Carolina	75,927
3/19/2020	Midway Market	Dallas, Texas	85,599

			161,526

1/17/2019	Gayton Crossing	Richmond, Virginia	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, Florida	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, Florida	130,285
8/16/2019	Fairfield Shopping Center (1)	Virginia Beach, VA	231,829

			913,732

(1) Property is owned through a consolidated joint venture.

The aggregate purchase price of the New Market Properties acquisitions for the nine-month periods ended September 30, 2020 and 2019 was approximately $27.7 million and $178.5 million respectively, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisitions during the nine-month periods ended September 30,
(In thousands, except amortization period data)	2020	2019

Land	$9,328	$57,916
Buildings and improvements	12,264	101,873
Tenant improvements	2,099	8,230
In-place leases	3,043	16,080
Above market leases	107	2,759
Leasing costs	1,237	5,768
Below market leases	(359)	(10,537)
Prepaid taxes and other assets	61	98
Security deposits, prepaid rents, and other	(249)	(748)

Net assets acquired	$27,531	$181,439

Cash paid	$19,640	$65,526
Mortgage debt	7,891	115,913

Total consideration	$27,531	$181,439

Three-month period ended September 30, 2020
Revenue	$678	$3,976
Net income (loss)	$5	$(997)

Nine-month period ended September 30, 2020
Revenue	$1,723	$13,094
Net income (loss)	$59	$(2,126)

Capitalized acquisition costs incurred by the Company	$470	$4,022
Capitalized acquisition costs paid to related party (included above)	$249	$1,799
Remaining amortization period of intangible
assets and liabilities (years)	10.2	8.0

The Company recorded aggregate amortization and depreciation expense of:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2020	2019	2020	2019
Depreciation:
Buildings and improvements	$29,050	$25,509	$85,811	$72,686
Furniture, fixtures, and equipment	12,817	12,296	38,132	37,961
	41,867	37,805	123,943	110,647
Amortization:
Acquired intangible assets	9,510	8,169	27,873	25,732
Deferred leasing costs	368	217	1,132	670
Website development costs	49	48	148	142
Total depreciation and amortization	$51,794	$46,239	$153,096	$137,191

At September 30, 2020, the Company had recorded acquired gross intangible assets of $310.6 million, accumulated amortization of $177.3 million, gross intangible liabilities of $86.0 million and accumulated amortization of $31.5 million. Net intangible assets and liabilities as of September 30, 2020 will be amortized over the weighted average remaining amortization periods of approximately 7.2 and 8.7 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

At September 30, 2020, included in the Company's total restricted cash was approximately $18.8 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions. Our lenders also require us to escrow balances for future real estate tax and insurance payments. Through our property-level mortgage refinances executed in the second and third quarters of 2020, our lenders also required us to escrow funds for potential effects from the COVID-19 pandemic. At September 30, 2020, our restricted cash for real estate taxes, insurance premiums and COVID-19 reserves was $33.6 million and $6.8 million, respectively. The remainder of the Company's restricted cash consisted primarily of resident and tenant security deposits.

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
Effective May 7, 2018, the Company terminated its purchase options on the Bishop Street multifamily community and the Haven Charlotte student housing property, both of which were partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $5.6 million from the developers. Effective January 1, 2019, the Company terminated its purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $9.1 million from the developers. Effective March 6, 2020, the Company terminated its purchase option on the Falls at Forsyth multifamily community for $2.5 million. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $4.9 million and $6.9 million of interest revenue related to these purchase option terminations for the nine-month periods ended September 30, 2020 and 2019, respectively.
Joint Venture Investment
On July 15, 2020, we contributed our Neapolitan Way grocery-anchored shopping center that was previously wholly-owned and consolidated into a joint venture in exchange for approximately $19.2 million and 50% interest in the joint venture. We realized a gain on the transaction of approximately $3.3 million. We now hold our remaining interest in the property via an unconsolidated joint venture and retain a 50% voting and financial interest. The following tables summarize the balance sheet and statements of income data for Neapolitan Way shopping center subsequent to its contribution into the joint venture as of and for the periods presented:

(in thousands)	September 30, 2020
Total assets	$39,843
Total liabilities	$26,142

	Three months ended	Nine months ended
	September 30,	September 30,
	2020	2020
Rental and other property revenues	$651	$651
Total operating expenses	$797	$797
Interest expense	$94	$94
Net income (loss)	$(240)	$(240)
Net income (loss) attributable to the Company	$(120)	$(120)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

	September 30, 2020	December 31, 2019
Number of loans	25	27
Number of underlying properties in development	18	19
(In thousands)
Drawn amount	$323,629	$352,582
Deferred loan origination fees	(1,567)	(1,476)
Allowance for loan losses	(12,461)	(1,400)
Carrying value	$309,601	$349,706

Unfunded loan commitments	$62,964	$61,718
Weighted average current interest, per annum (paid monthly)	8.50%	8.48%
Weighted average accrued interest, per annum	3.84%	3.85%

(In thousands)	Principal balance	Deferred loan origination fees	Allowances and CECL Reserves	Carrying value
Balances as of December 31, 2019	$352,582	$(1,476)	$(1,400)	$349,706
Opening CECL reserve	—	—	(7,414)	(7,414)
Loan fundings	42,193	—	—	42,193
Loan repayments	(71,146)	—	—	(71,146)
Loan origination fees collected	—	(882)	—	(882)
Amortization of loan origination fees	—	791	—	791
Reserve increases due to loan originations	—	—	(767)	(767)
Net increases in reserves on existing loans or loans repaid	—	—	(2,880)	(2,880)
Balances as of September 30, 2020	$323,629	$(1,567)	$(12,461)	$309,601

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(In thousands)

Residential properties	24	$299,219	$367,400	97%
New Market Properties	—	—	—	—%
Preferred Office Properties	1	10,382	19,193	3%
Balances as of September 30, 2020	25	$309,601	$386,593

On September 3, 2020, we closed on a real estate loan investment of up to approximately $20.7 million to partially finance the development and construction of a 320-unit multifamily community to be located in suburban Atlanta, Georgia. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 5.5% per annum and matures on September 3, 2024.

On May 14, 2020, the Company closed on a real estate loan investment of up to $10.0 million in partial support of a 277-unit multifamily community to be located in Raleigh, North Carolina. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 5.5% per annum and matures on November 14, 2023.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

As discussed in note 2, the Company established total expected credit losses against its existing portfolio of real estate loan investments on January 1, 2020. In doing so, it recorded a cumulative effect reduction adjustment to retained earnings of approximately $7.4 million. For the quarter ended September 30, 2020, the Company recorded an aggregate net decrease in its provision for expected credit losses of approximately $0.8 million, primarily related to development projects achieving construction and leasing milestones.

As described in note 2, the Company assesses the credit quality of its real estate loan investments by a calculated loss reserve ratio, which is an internally-developed credit quality indicator. Loss reserve ratios reflect the amount of protection afforded by the amount of equity and debt financing subordinate to the Company's position in the project; higher reserve ratios reflect a lower amount of invested dollars junior to the Company's position. The following table presents the Company's aggregation of loan amounts by final reserve ratio as of September 30, 2020:

Final reserve ratio	Number of loans	Total receivables by project, net of reserves (in thousands)
—%	3	$28,921
0.50%	10	108,630
1.00%	3	17,876
1.50%	4	26,729
3.00%	3	27,902
4.00%	1	126,768
5.00% +	1	3,776

	25	$340,602

The COVID-19 pandemic has, and will continue to have, impacts upon the development activity underlying our real estate loan investments, including the availability of labor, the supply and availability of construction materials and the ability to achieve leased stabilization. The Company's Berryessa real estate loan investment carried a 4.0% final reserve ratio at September 30, 2020. The project experienced a temporary construction delay due to effects of the COVID-19 pandemic but resumed in the second quarter of 2020 when the force majeure order was lifted. The Company assesses its real estate loan investment portfolio for impacts from COVID-19 at the outset of the project, as well as both quantitatively and qualitatively at the achievement of construction and leasing milestones during the projects' lives.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The Company's Starkville loan has been in default since August 20, 2019 under the terms of the underlying mezzanine loan agreement. During the fourth quarter of 2019, the Company recorded a specific loan loss reserve related to this loan totaling $1.4 million, reducing its net investment in the Starkville loan from $7.3 million, including accrued interest of $1.2 million, to a carrying amount of $5.9 million. In the first quarter of 2020, the Company recorded an additional $2.1 million in reserves pertaining to this loan under ASU 2016-03, reducing its carrying amount to $3.8 million as of September 30, 2020. No additional reserves were recorded in the second or third quarters of 2020. See note 16.

At September 30, 2020, the Company's portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				September 30, 2020	December 31, 2019
(In thousands)
Preferred Capital Marketing Services, LLC (1)	N/A	N/A	$—	$—	$650	N/A
Preferred Apartment Advisors, LLC (1)	N/A	N/A	—	—	15,178	N/A
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2018	11,660	9,011	9,011	8%
Newport Development Partners, LLC	6/17/2014	6/30/2021	1,000	—	—	12%
Oxford Capital Partners, LLC (3)	10/5/2015	6/30/2021	8,000	1,006	5,438	10%
Mulberry Development Group, LLC (4)	3/31/2016	6/30/2021	750	670	525	12%
360 Capital Company, LLC (4)	5/24/2016	12/31/2020	3,400	1,218	3,394	12%
360 Capital Company, LLC (1)	7/24/2018	N/A	—	—	7,754	N/A
Unamortized loan fees			—	—	(33)

			$24,810	$11,905	$41,917

(1) See related party disclosure in Note 6.
(2) The amount payable under the note is collateralized by one of the principals of the borrower's 49.49% interest in an unrelated shopping center located in Atlanta, Georgia and a personal guaranty of repayment by the principals of the borrower.

(3) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2.0 million, are collateralized by a personal guaranty of repayment by the principals of the borrower. The overall decrease in the Oxford LOC balance is a function of an approximate $5.0 million paydown on July 31, 2020, that was required as part of the LOC agreement whenever a Capital Transaction involving the Manassas Palisades property occurred. This property was sold on July 31, 2020 and the related mezz loan was repaid to PAC. Therefore, a corresponding paydown on the Oxford LOC was made to reduce the sum of the principal balance.

(4) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through September 30, 2020 was approximately $1.8 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

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

In January 2019 the Company filed a lawsuit to collect the amounts owed under the line of credit it provided to Haven Campus Communities, LLC. In September 2019, Haven Campus Communities, LLC answered the lawsuit and filed counterclaims against the Company and its affiliates. At this time, the case is in discovery, so the Company is unable to make any estimates on timing or amounts that may be collected by the Company on its Haven Campus Communities, LLC line of credit.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2020	2019	2020	2019
Real estate loans:
Current interest	$6,921	$8,083	$21,070	$23,031
Additional accrued interest	3,052	3,471	9,208	10,040
Loan origination fee amortization	264	283	791	1,063
Purchase option termination fee amortization	421	1,283	4,896	6,900
Default interest	63	—	186	—

Total real estate loan revenue	10,721	13,120	36,151	41,034
Notes and lines of credit	536	1,865	2,056	4,278
Bank and money market accounts	1	169	38	562
Agency mortgage-backed securities	—	—	—	95

Interest income on loans and notes receivable	$11,258	$15,154	$38,245	$45,969

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2020 of approximately $323.6 million. The maximum aggregate amount of loans to be funded as of September 30, 2020 was approximately $386.6 million, which includes approximately $63.0 million of loan committed amounts not yet funded.
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
The Company is subject to a geographic concentration of risk that could be considered significant with regard to the Newbergh, Newbergh Capital, Solis Kennesaw II, 8West, Kennesaw Crossing and Solis Cumming Town Center real estate loan investments, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount, in addition to outstanding accrued interest, for these loans as of September 30, 2020 totaled approximately $56.5 million (with a total commitment amount of approximately $86.2 million). The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Sanibel Straits, Sanibel Straits Capital, E-Town, Vintage Destin, Hidden River II, Hidden River II Capital and Vintage Horizon West real estate loan investments, all of which are partially supporting various real estate projects in Florida. The drawn amount, in addition to outstanding accrued interest, for these loans as of September 30, 2020 totaled approximately $56.4 million (with a total commitment amount of approximately $61.2 million).

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

At September 30, 2020, the Company's active equity offerings consisted of:

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

Cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)			Deferred Offering Costs
Offering	Total offering	Gross proceeds as of September 30, 2020	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (3)	Total offering costs
$1.5 Billion Unit Offering (1)	1,500,000	$1,236,414	$15,874	$—	$15,874	$115,650	$131,524
Series A1/M1 Offering	1,000,000	115,893	426	3,251	3,677	11,023	14,700
2019 Shelf Offering (2)	400,000	4,614	22	975	997	92	1,089
Preferred Office Growth Fund	100,000	—	—	495	495	3	498

Total	$3,000,000	$1,356,921	$16,322	$4,721	$21,043	$126,768	$147,811

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The Management Agreement entitled the Former Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three-month periods ended September 30,		Nine-month periods ended September 30,
Type of Compensation	Basis of Compensation	2020	2019	2020	2019

Acquisition fees	1.0% of the gross purchase price of real estate assets	$—	$2,864	$235	$5,467
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	—	148	—	674
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	—	1,100	47	2,065
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	—	3,981	1,349	11,546
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	—	2,557	890	7,509
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	—	1,557	616	4,624
Construction management fees	Quarterly fee for property renovation and takeover projects	—	73	14	208
Disposition fees	1% of the sale price of a real estate asset	—	—	—	16

		$—	$12,280	$3,151	$32,109

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

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2020	2019	2020	2019
	$—	$4,681	$1,430	$12,973

The Former Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Former Manager was reimbursed $40,451 and $384,243 for the nine-month periods ended September 30, 2020 and 2019, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $0 and $1,022,855 for the nine-month periods ended September 30, 2020 and 2019, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering or the 2019 Shelf Offering, at

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company has engaged PCS to perform certain termination-related services. These services began in October 2019 and continued through April 2020. For the nine-month period ended September 30, 2020, the Company paid an additional $3.1 million for these services, which were recorded as deferred offering costs.

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

Of the Company’s $24.8 million accrued interest receivable on real estate loans balance on the Consolidated Balance Sheet, interest receivable of approximately $1.2 million relates to the Haven 12 real estate loan investment, which is to a related party. Interest receivable of approximately $2.0 million on its Haven Campus Communities, LLC line of credit is included in the tenant receivables and other assets line.

7. Dividends and Distributions

The Company declares and pays monthly cash dividend distributions in the amount of $5.00 per share per month on its Series A Preferred Stock and its Series A1 Preferred Stock. For the Company's Series M Preferred Stock, or mShares, dividends are paid on an escalating scale of $4.79 per month in the first year following share issuance, increasing each year to $6.25 per month in year eight and beyond. Similarly, for the Company's Series M1 Preferred Stock, dividends are paid on an escalating scale of $5.08 per month in the first year following share issuance, increasing each year to $5.92 per month in year ten and beyond. All preferred stock dividends are prorated for partial months at issuance as necessary.

Given the nature of the escalating dividends associated with the Company’s mShares and Series M1 Preferred Stock, the Company accrues dividends at the effective dividend rate in accordance with GAAP. This results in the Company recording larger dividends declared to preferred stockholders in the Company’s Consolidated Statements of Operations than dividends required to be paid for the first four years after issuance with respect to the mShares and the first five years after issuance with respect to the Series M1 Preferred Stock. Similarly, this will result in the Company recording smaller dividends declared to preferred stockholders in the Company’s Consolidated Statements of Operations than dividends required to be paid for the fifth through the eighth year after issuance with respect to the mShares and the sixth through the tenth year after issuance with respect to the Series M1 Preferred Stock. Following the escalation period (year eight for the mShares and year ten for the Series M1 Preferred Stock), the dividends declared to preferred stockholders in the Company’s Consolidated Statements of Operations will equal the dividend paid.

The Company declared aggregate quarterly cash dividends on its Common Stock of $0.175 and $0.2625 per share for the three-month periods ended September 30, 2020 and 2019 respectively and $0.6125 and $0.7850 per share for the nine-month periods ended September 30, 2020 and 2019, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At September 30, 2020, the Company had 742,413 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the nine-month periods ended September 30,
(In thousands)	2020	2019

Series A Preferred Stock	$97,272	$79,351
mShares	4,903	3,176
Series A1 Preferred Stock	2,209	—
Series M1 Preferred Stock	217	—
Common Stock	29,895	34,599
Restricted Stock and Class A OP Units	559	683

Total	$135,055	$117,809

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

Equity compensation expense by award type for the Company was:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,		Unamortized expense as of September 30,
	2020	2019	2020	2019	2020

Class B Unit awards to employees:
2016	$—	$—	$—	$2	$—
2017	—	78	3	234	—
2018	70	72	191	215	71
Restricted stock grants to Board members:
2018	—	—	—	120	—
2019	—	106	140	176	—
2020	133	—	222	—	310
Restricted stock grants for employees:
2020	242	—	279	—	3,601
Performance-based restricted stock units:
2020	92	—	92	—	1,753
Restricted stock units to employees:
2017	—	15	—	53	—
2018	14	15	38	55	19
2019	16	19	47	67	94
2020	15	—	46	—	137

Total	$582	$305	$1,058	$922	$5,985

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

Performance-based Restricted Stock Unit Grants

On July 31, 2020, the Company awarded performance-based restricted stock units (“PSUs”) to certain of its senior executives. Each PSU represents the right to receive one share of APTS common stock upon satisfaction of both (i) the market condition, at which time the PSUs become earned PSUs, and (ii) the service requirement, beyond which point the PSUs become vested PSUs.

The market condition requirement of the PSUs consists of a relative measure of total shareholder return (“TSR”) of the Company's Common Stock versus the average TSR of a select group of publicly-traded peer companies. TSR is calculated by dividing the sum of price appreciation and cumulative dividends over the performance period divided by the beginning value of the common stock at the performance period commencement date (July 1, 2020), where the determining values are derived by calculating the 20-day volume weighted average stock price preceding both the performance period commencement date and the performance period end date (June 30, 2023). PSUs will become earned PSUs according to the percentile rank of the TSR of Company's Common Stock versus the peer group’s average TSR, as shown in the following table:

Level	Relative TSR performance (percentile rank versus peers)	Earned PSUs (% of target)
< Threshold	<35th Percentile	0%
Threshold	35th Percentile	50%
Target	55th Percentile	100%
Maximum	>=75th Percentile	200%

The number of PSUs that become earned PSUs can range between 0% and 200% of the original (target) number of PSUs awarded and actual percentile ranking results between the 35th and 75th percentile are to be interpolated between the percentage earned values shown.

In order for earned PSUs to become vested PSUs, the participant must remain continuously employed by the Company or an affiliate company (i) from the grant date through the payout determination date (expected to be no more than 5 days following the performance period end date) for 50% of the PSU award and (ii) from the grant date through the first anniversary of the performance period end date for the remaining 50% of the PSU award.

Since the PSUs vest in part based upon achievement of a market condition, they were valued utilizing a Monte-Carlo simulation, that excludes the value of Common Stock dividends since dividend equivalents accrue separately to the award holders. The underlying valuation assumptions and result for the Performance RSU award was:

Stock price on grant date	$7.23
Dividend yield	6.87%
Expected volatility	44.40%
Risk-free interest rate	0.11%

Target number of PSUs granted:
First vesting tranche	136,462
Second vesting tranche	136,467
272,929

Calculated fair value per PSU	$6.76

Total fair value of PSUs	$1,845,000

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock and historical dividend amounts over the trailing five-year period from the grant date.

The Company's own stock price history over the 2.91 year period trailing the grant date was utilized as the expected volatility assumption.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The risk-free rate assumptions were obtained from the grant date yields on zero coupon U.S. Treasury STRIPS that have a term equal to the length of the remaining Performance Period and were calculated as the interpolated rate between the two-year and three-year yield percentages.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

Class B OP Units

As of September 30, 2020, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

	Grant date
	1/2/2018	1/3/2017

Units granted	256,087	286,392
Units forfeited:
John A. Williams (1)	(38,284)	—
Voluntary forfeiture by senior executives (2)	(128,258)	—
Other	(24,237)	(5,334)

Total forfeitures	(190,779)	(5,334)

Units earned and converted into Class A Units	—	(281,058)

Class B Units outstanding at September 30, 2020	65,308	—

Units unearned but vested	48,678	—
Units unearned and not yet vested	16,630	—

Class B Units outstanding at September 30, 2020	65,308	—

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.
(2) Additional Class B OP units granted to senior executives other than Mr. Williams were voluntarily forfeited at the end of 2018.

There were no grants of Class B OP Units for 2019 or 2020.

The underlying valuation assumptions and results for the 2018 Class B OP Unit awards were:

Grant date	1/2/2018
Stock price	$20.19
Dividend yield	4.95%
Expected volatility	25.70%
Risk-free interest rate	2.71%

Number of Units granted:
One year vesting period	171,988
Three year vesting period	84,099
256,087

Calculated fair value per Unit	$16.66

Total fair value of Units	$4,266,409

Target market threshold increase	$5,660,580

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock on the grant dates and the projected future quarterly dividend payments per share of $0.25 for the 2018 awards.

For the 2018 awards, the Company's own stock price history was utilized as the basis for deriving the expected volatility assumption.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

    Restricted Stock Units

The Company, made grants of restricted stock units, or RSUs, to its employees under the 2019 Plan, and prior to Internalization, made grants of RSUs to certain employees of affiliates of the Company under the 2011 Plan, as shown in the following table:

Grant date	1/2/2020	1/2/2019	1/2/2018
Service period	2020-2022	2019-2021	2018-2020

RSU activity:
Granted	21,400	27,760	20,720
Forfeited	(2,100)	(6,581)	(6,874)

RSUs outstanding at September 30, 2020	19,300	21,179	13,846

RSUs unearned but vested	—	7,141	9,306
RSUs unearned and not yet vested	19,300	14,038	4,540

RSUs outstanding at September 30, 2020	19,300	21,179	13,846

Fair value per RSU	$9.47	$10.77	$16.66
Total fair value of RSU grant	$202,658	$298,975	$345,195

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

9. Indebtedness

    Mortgage Notes Payable

Mortgage financing of property acquisitions

During the nine-month period ended September 30, 2020, the Company obtained original mortgage financing on the following properties as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Interest rate	Maturity date

251 Armour Yards	1/22/2020	$3,522	Fixed	4.50%	1/22/2025
Wakefield Crossing	1/29/2020	7,891	Fixed	3.66%	2/1/2032
Morrocroft Centre	3/19/2020	70,000	Fixed	3.40%	4/10/2033
Horizon at Wiregrass Ranch	4/23/2020	52,000	Fixed	2.90%	5/1/2030
Parkside at the Beach	4/30/2020	45,037	Fixed	2.95%	5/1/2030

		$178,450

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the nine-month periods ended September 30, 2020 and 2019:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed (thousands)	New balance (millions)	New interest rate	Additional deferred loan costs from refinancing (thousands)

1/3/2020	Ursa	$31.4	L + 300	$—	$—	n/a	$—
6/25/2020	CityPark View	19.8	3.27%	1,314	29.0	2.75%	314
6/29/2020	Aster at Lely Resort	30.7	3.84%	293	50.4	2.95%	2,777
6/29/2020	Avenues at Northpointe	26.0	3.16%	166	33.5	2.79%	1,247
6/30/2020	Avenues at Cypress	20.5	3.43%	1,607	28.4	2.96%	336
6/30/2020	Venue at Lakewood Ranch	27.8	3.55%	2,457	36.6	2.99%	384
6/30/2020	Crosstown Walk	29.9	3.90%	248	46.5	2.92%	2,841
6/30/2020	Summit Crossing II	13.1	4.49%	779	20.7	L + 278	136
7/10/2020	Citrus Village	28.5	3.65%	704	40.9	2.95%	522
7/31/2020	Village at Baldwin Park	70.1	4.16%	16	70.1	3.59%	864

		$297.8		$7,584	$356.1		$9,421

9/17/2019	Spring Hill Plaza	$9.1	3.36%	$—	$8.2	3.72%	$195
9/17/2019	Parkway Town Centre	6.6	3.36%	—	8.1	3.72%	195
8/16/2019	Deltona Landings	6.5	3.48%	5	6.3	4.18%	204
8/16/2019	Barclay Crossing	6.1	3.48%	4	6.3	4.18%	209
8/16/2019	Parkway Center	4.3	3.48%	3	4.6	4.18%	148
8/13/2019	Powder Springs	6.9	3.48%	4	8.0	3.65%	236
7/29/2019	Citi Lakes	41.1	L + 217	155	41.3	3.66%	668
4/12/2019	Royal Lakes Marketplace	9.5	L + 250	52	9.7	4.29%	287
4/12/2019	Cherokee Plaza	24.5	L + 225	317	25.2	4.28%	723
2/28/2019	Lenox Village Town Center	29.2	3.82%	17	39.3	4.34%	1,153

		$143.8		$557	$157.0		$4,018

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The following table summarizes our mortgage notes payable at September 30, 2020:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Residential Properties	$1,442,905	3.68%	8.8
New Market Properties	571,320	4.00%	7.6
Preferred Office Properties	634,876	4.13%	12.7

Total fixed rate mortgage debt	2,649,101	3.86%	9.5

Variable rate mortgage debt:
Residential Properties	117,917	3.76%	3.3
New Market Properties	47,150	2.81%	3.1
Preferred Office Properties	—	—%	—

Total variable rate mortgage debt	165,067	3.49%	3.3

Total mortgage debt:
Residential Properties	1,560,823	3.68%	8.4
New Market Properties	618,470	3.91%	7.2
Preferred Office Properties	634,876	4.13%	12.7

Total principal amount	2,814,169	3.83%	9.1
Deferred loan costs	(44,338)
Mark to market loan adjustment	(4,038)
Mortgage notes payable, net	$2,765,793

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

As of September 30, 2020, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.3 years. Our mortgage notes have maturity dates between June 6, 2021 and June 1, 2054.

    Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which includes a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.91% for the nine-month period ended September 30, 2020. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

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
As of September 30, 2020, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.7 billion		$1.9 billion	(3)
Debt yield	Minimum 8.25%		9.89%
Payout ratio	Maximum 95%	(2)	88.1%
Total leverage ratio	Maximum 65%		63.7%
Debt service coverage ratio	Minimum 1.50x		1.74x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Calculated on a trailing four-quarter basis, except for Common Stock dividends, which are annualized off of the trailing two quarters' dividend. For the year ended September 30, 2020, the maximum dividends and distributions allowed under this covenant was approximately $179.8 million.
(3) Adjusted to exclude the effect of costs incurred with internalization.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At September 30, 2020, unamortized loan fees and closing costs for the Credit Facility were approximately $0.8 million, which will be amortized over a remaining loan life of approximately 1.3 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

    Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank.The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At September 30, 2020, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $0.1 million, which will be amortized over a remaining loan life of approximately 1.4 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

    Interest Expense

Interest expense, including amortization of deferred loan costs was:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2020	2019	2020	2019

Residential Properties	$15,739	$16,108	$46,537	$46,729
New Market Properties	6,539	6,422	19,876	18,123
Preferred Office Properties	6,699	5,909	20,256	16,617
Interest paid to real estate loan participants	—	—	—	110

Total	28,977	28,439	86,669	81,579

Credit Facility and Acquisition Facility	902	360	3,939	1,587
Interest Expense	$29,879	$28,799	$90,608	$83,166

    Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of September 30, 2020 were:

Period	Future principal payments (in thousands)
2020 (1)	$44,152
2021	166,730
2022	105,432
2023	117,605
2024	367,421
Thereafter	2,045,829

Total	$2,847,169

(1) Includes the principal amount due on our revolving line of credit of $33.0 million as of September 30, 2020.

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of September 30, 2020 and December 31, 2019.

11. Commitments and Contingencies

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease as amended, which began on October 9, 2014. As of September 30, 2020, the amount of rent due from the Company was $15.3 million over the remaining term of the lease.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

A total of approximately $24.1 million of asset management and general and administrative fees related to acquired properties as of September 30, 2020 that have been waived by the Former Manager were eliminated in conjunction with the Company's Internalization transaction.

At September 30, 2020, the Company had unfunded commitments on its real estate loan portfolio of approximately $63.0 million.

At September 30, 2020, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $6.2 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12. Operating Leases

Company as Lessor

For the nine months ended September 30, 2020 and 2019, the Company recognized rental property revenues of $330.4 million and $290.0 million, respectively, of which $31.2 million and $29.2 million, respectively, represented variable rental revenue.

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

The Company recorded lease expense as follows:

(dollars in thousands)	For the nine-month periods ended September 30, 2020		Weighted average remaining lease term (years)	Weighted average discount rate
	Lease expense	Cash paid

Office space	$1,942	$1,903	5.2	3.0%
Ground leases	44	38	35.7	4.4%
Office equipment	282	282	2.3	3.0%

Total	$2,268	$2,223

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

Future minimum rent expense for office space, ground leases and office equipment were:

For the year ending December 31:	Future Minimum Rents as of September 30, 2020
(in thousands)	Office space	Ground leases	Office equipment	Total

2020 (1)	$723	$13	$91	$827
2021	2,930	51	321	3,302
2022	2,855	51	149	3,055
2023	2,497	51	58	2,606
2024	3,139	51	39	3,229
Thereafter	3,163	1,136	—	4,299
Total	$15,307	$1,353	$658	$17,318

(1) Remaining three months

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

(In thousands)	September 30, 2020	December 31, 2019

Assets:
Residential properties	$2,146,061	$2,047,905
Financing	354,130	409,226
New Market Properties	1,074,584	1,125,230
Preferred Office Properties	1,130,962	1,123,212
Other	25,325	64,987
Consolidated assets	$4,731,062	$4,770,560

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2020	2019	2020	2019

Capitalized expenditures:
Residential properties	$4,348	$4,709	$10,938	$11,377
New Market Properties	2,017	2,699	4,557	5,703
Preferred Office Properties	5,779	3,265	22,458	12,040
Total	$12,144	$10,673	$37,953	$29,120

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

Total revenues by reportable segment of the Company were:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2020	2019	2020	2019
Revenues

Rental and other property revenues:
Residential properties	$60,643	$56,008	$180,325	$162,669
New Market Properties	26,707	25,270	80,815	70,211
Preferred Office Properties (1)	27,810	24,215	81,009	68,006
Total rental and other property revenues	115,160	105,493	342,149	300,886

Financing revenues	11,271	14,710	38,115	44,675
Miscellaneous revenues	266	—	812	—
Consolidated revenues	$126,697	$120,203	$381,076	$345,561

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of September 30, 2020, the Company has recorded deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $36.9 million which is included in the deferred revenues line on the consolidated balance sheets at September 30, 2020. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $2.8 million and $2.8 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

The Company expects that negative impacts from the COVID-19 pandemic affecting its in-line retail tenants within its New Market Properties segment may continue throughout 2020. Of our over 900 retail tenants, the Company has 11 leases with six companies that have entered bankruptcy proceedings and in the aggregate this constitutes approximately 1% of the total recurring rental revenue for the New Market Properties segment.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

Segment NOI for each reportable segment for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2020	2019	2020	2019
Segment net operating income (Segment NOI)

Residential Properties	$33,267	$30,191	$103,414	$90,825
Financing	11,245	14,710	38,089	44,675
New Market Properties	19,235	18,211	57,381	50,441
Preferred Office Properties	20,291	17,236	59,363	48,745
Miscellaneous revenues	266	—	812	—

Consolidated segment net operating income	84,304	80,348	259,059	234,686

Interest expense:
Residential Properties	15,739	16,108	46,537	46,729
New Market Properties	6,539	6,422	19,876	18,123
Preferred Office Properties	6,699	5,909	20,256	16,617
Financing	902	360	3,939	1,697
Depreciation and amortization:
Residential Properties	26,516	23,869	77,745	74,304
New Market Properties	12,688	11,677	39,410	32,644
Preferred Office Properties	12,590	10,693	35,941	30,243
Equity compensation to directors and executives	582	305	1,058	922
Management fees, net of waived fees	—	5,530	1,963	16,144
Management Internalization	577	818	179,828	1,143
Provision for expected credit losses	(152)	—	5,463	—
Change in net assets of consolidated VIE	—	(591)	—	(1,316)
(Gain) / loss on sale of real estate	(3,261)	—	(3,261)	—
(Gain) / loss on trading investment, net	—	—	—	(4)
(Gain) / loss on sale of real estate loan investment	—	—	—	(747)
(Gain) / loss from land condemnation, net	(49)	—	(528)	—
(Gain) / loss on extinguishment of debt	518	15	6,674	84
Loss from unconsolidated joint venture	120	—	120	—
Corporate G&A and Other	7,898	1,370	23,113	4,197

Net income (loss)	$(3,602)	$(2,137)	$(199,075)	$(6,094)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

(In thousands, except per-share figures)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2020	2019	2020	2019
Numerator:
Operating (loss) income before gain on sale of real estate and loss from unconsolidated joint venture	$23,605	$26,086	$(105,462)	$75,089
Loss from unconsolidated joint venture	(120)	—	(120)	—
Gain on sale of real estate, net	3,261	—	3,261	4

Operating (loss) income	26,746	26,086	(102,321)	75,093
Interest expense	29,879	28,799	90,608	83,166
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	591	—	1,316
Less: loss on extinguishment of debt	(518)	(15)	(6,674)	(84)
Gains on land condemnation	49	—	528	747

Net loss	(3,602)	(2,137)	(199,075)	(6,094)
Consolidated net loss attributable to non-controlling interests	108	59	3,515	138

Net loss attributable to the Company	(3,494)	(2,078)	(195,560)	(5,956)

Dividends declared to preferred stockholders	(35,909)	(29,446)	(104,601)	(82,527)
Net loss attributable to unvested restricted stock	(96)	(5)	(109)	(14)

Net loss attributable to common stockholders	$(39,499)	$(31,529)	$(300,270)	$(88,497)

Denominator:
Weighted average number of shares of Common Stock - basic	49,689	44,703	48,351	43,703

Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	49,689	44,703	48,351	43,703

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.79)	$(0.71)	$(6.21)	$(2.02)

(A) The Company's outstanding Class A Units of the Operating Partnership (742 and 856 Units at September 30, 2020, and 2019, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,991 and 1,932 outstanding shares of Series A Preferred Stock at September 30, 2020 and 2019, respectively and 103 outstanding shares of Series A1 Preferred Stock at September 30, 2020. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 91 and 90 mShares outstanding at September 30, 2020 and 2019, respectively. The Company's shares of Series M1 preferred stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 13 shares of Series M1 preferred stock outstanding at September 30, 2020.

(C) The Company's outstanding unvested restricted share awards (548 and 20 shares of Common Stock at September 30, 2020 and 2019, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 27,767 shares of Common Stock; (ii) 65 Class B Units; (iii) 548 shares of unvested restricted common stock; (iv) 54 outstanding Restricted Stock Units; and (v) 273 Performance-based Restricted Stock Units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

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

	As of September 30, 2020
(In thousands)	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$334,385	$348,608	$—	$—	$348,608
Notes receivable and line of credit receivable	11,905	11,905	—	—	11,905
	$346,290	$360,513	$—	$—	$360,513
Financial Liabilities:
Mortgage notes payable	$2,814,169	$2,866,502	$—	$—	$2,866,502
Revolving credit facility	33,000	33,000	—	—	33,000
	$2,847,169	$2,899,502	$—	$—	$2,899,502

	As of December 31, 2019
(In thousands)	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$375,460	$382,373	$—	$—	$382,373
Notes receivable and line of credit receivable	41,917	41,917	—	—	41,917
	$417,377	$424,290	$—	$—	$424,290
Financial Liabilities:
Mortgage notes payable	$2,609,829	$2,659,242	$—	$—	$2,659,242
Revolving line of credit	—	—	—	—	—
Term note payable	70,000	70,000	—	—	70,000
	$2,679,829	$2,729,242	$—	$—	$2,729,242

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at September 30, 2020, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

Between October 1, 2020 and October 31, 2020, the Company issued 13,986 shares of Series A1 Redeemable Preferred Stock and collected net proceeds of approximately $12.6 million after commissions and fees and issued 2,914 shares of Series M1 Redeemable Preferred Stock and collected net proceeds of approximately $2.8 million after commissions and fees. During the same period, the Company redeemed 23,468 shares of Series A Preferred Stock and 862 shares of Series M1 Preferred Stock, or mShares.

On November 2, 2020, the Company closed on the acquisition of The Blake, a 281-unit multifamily community located in Orlando, Florida.

On November 3, 2020, the Company announced via a press release the closing on that day of the sale of student housing assets to an unrelated third party for a sales price of approximately $478.7 million.

On November 5, 2020, the Company's board of directors declared a quarterly dividend on our Common Stock of $0.175 per share, payable on January 15, 2021 to stockholders of record on December 15, 2020. Even though this dividend will be paid in 2021, if and to the extent this dividend is taxable, the Company intends for this dividend to be taxable in 2020.

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
    During the nine-month period ended September 30, 2020, we acquired two multifamily communities and two grocery-anchored shopping centers. We also closed on three real estate loan investments of up to $44.1 million, in partial support of the development of multifamily communities in Charlotte, North Carolina, Raleigh, North Carolina and Atlanta, Georgia.

    During the nine-month period ended September 30, 2020, we issued 98,076 shares of Series A1 Preferred Stock and collected net proceeds of approximately $88.3 million. During the same period, we issued 13,081 shares of Series M1 Preferred Stock and collected net proceeds of approximately $12.7 million. During the nine-month period ended September 30, 2020, we issued 65,298 Units (one share of Series A Preferred Stock and one warrant to purchase 20 shares of our Common Stock) and collected net proceeds of approximately $58.8 million from our $1.5 Billion Unit Offering, which terminated in February 2020. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Our average recurring rental revenue collections before and after any effect of rent deferrals for the third quarter 2020 were approximately 99.0% and 99.0% for multifamily communities, 99.5% and 99.8% for office properties and 95.2% and 96.6% for grocery-anchored retail properties, respectively. Rent deferments provided to our residents/tenants primarily related to a change of timing of rent payments with no significant changes to total payments or term. As of September 30, 2020, we have deferred $1.5 million of retail recurring rental revenue, or approximately 3.1% cumulatively over the last two quarters. Including this deferred rent, we have accounted for 96.6% and 95.9% of third quarter and second quarter retail recurring rental revenue, respectively. In addition to the deferrals, we granted approximately $324,000 of COVID-19 related rental abatements, or approximately 0.7% of retail recurring rental revenues cumulatively over the last two quarters. These rental abatements were generally accompanied by an increase in the tenant’s lease term or the lease terms were amended to be more favorable to us. We have also reserved $928,000 or 3.4% of total retail revenues (inclusive of straight line rent) in the third quarter, increasing our total reserves to $2.5 million or 3.0% of total retail revenues year to date. Total reserves for the consolidated Company was $6.0 million or 1.7% of rental and other property revenues year to date.

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

Student housing owners and operators, like their multifamily counterparts, have been impacted by the COVID-19 pandemic. Traffic and leasing velocity immediately decreased by the decision of many universities across the country to discontinue on-campus classes and move to an on-line learning program. With these immediate closures, including the mandates to vacate on-campus housing dorms and students being advised by university personnel to return to their permanent homes to resume their classes on-line, the student’s college experience changed overnight. In addition, without a commitment from the universities as to when the Fall 2020 classes would begin, the student-renter base took a “wait and see” approach toward signing leases for the 2020-2021 school year.

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

All of the primary universities served by the Company’s student housing properties have returned to in-person classes or a hybrid in-person model for Fall 2020. Should a significant number of the colleges and universities that our properties serve revert to online classes for the remainder of the 2020/2021 academic year or decide to cancel classes due to a resurgence of COVID-19 cases or additional governmental actions restricting physical movement, we could experience further adverse effects. We believe the present level of near-normal leasing activity will continue for the foreseeable future.

New Market Properties

We specialize in owning and managing a portfolio of 54 neighborhood shopping centers anchored by market-leading grocers in Sunbelt and Mid-Atlantic suburban markets with strong demographic fundamentals. These centers are primarily anchored by Publix, Kroger, Harris Teeter and other leading grocers that have high sales per square foot. The importance of our market share leading grocers has become even more evident during the pandemic, as shoppers have flocked to these stores to purchase their essential items. Publix and Kroger reported same store sales increases in excess of 15% for their most recent 9 months, evidencing their leveling off at these increased levels.

Despite the continued impacts of COVID-19, our outlook on grocery-anchored shopping centers remains positive. We are confident in our portfolio’s tenant make up, focused on strongly performing grocers complemented by necessity and convenience-based tenants. 34% of our base rent is attributed to grocery and pharmacy tenants and 53% comes from tenants deemed essential by their respective governments. We have collected over 95% of recurring base rent and reimbursement revenue due in the third quarter 2020 during a time that many tenants have been forced to greatly modify their normal businesses. The recovery has been gradual with local governments and municipalities allowing businesses to reopen in phases.

As of September 30, 2020, we have deferred $1.5 million of retail recurring rental revenue, or approximately 3.1% cumulatively over the last two quarters. Including this deferred rent, we have accounted for 96.5% and 95.8% of third quarter and second quarter retail recurring rental revenue, respectively. We are diligently working to get payment plans in place with the remaining tenants to recover unpaid balances. Rent deferrals have included lease amendments that add additional term and/or eliminate cumbersome restrictions on the greater center, ultimately unlocking additional long-term value across the portfolio.

Preferred Office Properties

We continue to hold a positive outlook for the office industry in our markets, notwithstanding COVID-19, while acknowledging that in the immediate near term this positive performance may be more relative than absolute. Multi-year contractual leases and rent schedules paired with corporate balance sheets offer protection against adverse impacts of the pandemic, and office-using employment has fared better thus far than have hourly wage earners. In addition, certain industries have been more affected - namely travel and leisure, and the energy sector. Markets with concentrations to these industries are likely to be more strained than others. We also believe New York City will be slower to recover due to the severity of its encounter with the virus. Fortunately, the Company’s office investments are not located in New York City or any markets where tourism or energy is the primary economic driver. While leasing activity has been impacted by uncertainty from COVID-19, and we are likely to see some level of continued softness on that front in the near-term, fortunately the Company’s office investments are 96% leased with only approximately 12% of the portfolio expiring through 2022. Beyond that we believe the more lasting consequence of this event will be an acceleration of migration trends to the SunBelt that were already underway.

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

Off-Balance Sheet Arrangements

    As of September 30, 2020, we had 1,388,362 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2020, a total of 531,522 Warrants had been exercised into 10,630,440 shares of Common stock. The 1,388,362 Warrants outstanding at September 30, 2020 have exercise prices that range between $15.31 and $26.34 per share. If all the Warrants outstanding at September 30, 2020 became exercisable and were exercised, gross proceeds to us would be approximately $136.3 million and we would as a result issue an additional 27,767,240 shares of Common Stock.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

    Certain financial highlights of our results of operations for the nine-month period ended September 30, 2020 were:

Financial

•Our net loss per share was $(0.79) and $(0.71) for the three-month periods ended September 30, 2020 and 2019, respectively. Funds From Operations, or FFO, for the three months ended September 30, 2020 was $0.17 per weighted average share of Common Stock and Class A Unit outstanding and reflects lower purchase option termination revenues, lower interest income, higher preferred dividends and a higher share count. Core FFO was $0.26 for the three months ended September 30, 2020 as compared to $0.35 for the three months ended September 30, 2019 and was similarly impacted by the items listed above.

•Our FFO per share result increased to $0.17 for the third quarter 2020 from $(0.01) for the second quarter 2020; our Core FFO per share result increased to $0.26 for the third quarter 2020 from $0.22 for the second quarter 2020 and our AFFO per share result increased to $0.07 for the third quarter 2020 from $0.05 for the second quarter 2020. Core FFO increased 22.1% for the third quarter 2020 from the second quarter 2020.

•Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 67.8% and our Core FFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 73.0%. (A)

•Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 95.1% for the trailing twelve months ended September 30, 2020. Our AFFO payout ratio (before the deduction of preferred dividends) to our preferred stockholders was approximately 90.9% for the third quarter 2020, 78.5% for the nine months ended September 30, 2020 and 75.1% for the trailing twelve months ended September 30, 2020.(A) Our AFFO payout ratios were negatively impacted by the reduced level of accrued interest received on our real estate loan investment portfolio and increased property insurance rates. We have approximately $24.8 million of accrued interest revenue on our real estate loan investment portfolio, which will positively impact AFFO when collected.

•As of September 30, 2020, our total assets were approximately $4.7 billion. Our total assets at September 30, 2019 of approximately $5.3 billion included approximately $585.8 million of VIE mortgage pool assets attributable to other mortgage pool participants that were consolidated due to our investments in the Freddie Mac K Program. During the fourth quarter 2019 we sold our K Program investments, realizing an internal rate of return of approximately 18%. Excluding the consolidated VIE mortgage pool assets from the September 30, 2019 total, our total assets grew approximately $49.3 million.

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

The following chart details monthly cash collections of rental revenues before and after the effect of rent deferrals across all our operating business lines as of November 6, 2020:

	2020 Cash Collections of Recurring Rental Revenues (1)
Unadjusted for rent deferrals:	First quarter	April	May	June	July	August	September	October

Multifamily	99.9%	98.8%	98.8%	98.8%	98.8%	99.0%	99.0%	98.5%
Student housing	99.9%	97.9%	97.0%	97.4%	97.0%	98.6%	98.8%	98.9%
Office	99.8%	98.8%	97.3%	97.8%	98.9%	99.7%	99.9%	99.8%
Grocery-anchored retail (2)	99.4%	91.5%	89.7%	91.5%	94.1%	95.0%	96.4%	95.6%

	2020 Cash Collections of Recurring Rental Revenues (1)
Adjusted for rent deferrals:	First quarter	April	May	June	July	August	September	October

Multifamily	99.9%	99.7%	99.5%	98.9%	98.9%	99.0%	99.0%	98.5%
Student housing	99.9%	98.4%	97.4%	97.4%	97.0%	98.6%	98.8%	98.9%
Office	99.8%	99.7%	99.8%	99.9%	99.8%	99.7%	99.9%	99.8%
Grocery-anchored retail (2)	99.5%	96.8%	95.2%	95.7%	96.7%	96.0%	97.0%	96.5%

(1) Percent of revenue billed includes recurring charges for base rent, operating expense escalations, pet, garage, parking and storage rent, as well as receivables from U.S. Government tenants, from which collection is reasonably assured.
(2) Includes an investment in an unconsolidated joint venture that is not prorated for our ownership percentage.

The following chart details monthly occupancy and percent leased rates across all our operating business lines:

	2020 Monthly Occupancy and Percentages Leased
	First quarter	April	May	June	July	August	September	October

Occupancy:
Multifamily (stabilized)	95.5%	94.4%	94.4%	95.2%	95.1%	96.0%	95.6%	95.4%
Student housing	96.1%	96.0%	95.8%	95.8%	95.9%	95.1%	95.3%	95.5%
Percent leased:
Office	96.7%	95.9%	96.2%	96.2%	96.1%	95.9%	95.5%	95.4%
Grocery-anchored retail (1)	92.6%	92.5%	92.5%	92.7%	92.8%	92.8%	92.5%	92.4%

(1) Includes an investment in an unconsolidated joint venture that is not prorated for our ownership percentage.

Operational

•Our average recurring rental revenue collections before and after any effect of rent deferrals for the third quarter 2020 were approximately 99.0% and 99.0% for multifamily communities, 99.5% and 99.8% for office properties and 95.2% and 96.6% for grocery-anchored retail properties, respectively. Rent deferments provided to our residents/tenants primarily related to a change of timing of rent payments with no significant changes to total payments or term.

•As of September 30, 2020, we have deferred $1.5 million of retail recurring rental revenue, or approximately 3.1% cumulatively over the last two quarters. Including this deferred rent, we have accounted for 96.6% and 95.9% of third quarter and second quarter retail recurring rental revenue, respectively. In addition to the deferrals, we granted approximately $324,000 of COVID-19 related rental abatements, or approximately 0.7% of retail recurring rental revenues cumulatively over the last two quarters. These rental abatements were generally accompanied by an increase in the tenant’s lease term or the lease terms were amended to be more favorable to us. We have also reserved $928,000 or 3.4% of total retail revenues (inclusive of straight line rent) in the third quarter, increasing our total reserves to $2.5 million or 3.0% of total retail revenues year to date, which is 0.7% of total company rental and other property revenues.

•On July 31, 2020, we received approximately $18.7 million in full satisfaction of the principal and all interest due on our Palisades real estate loan investment. Included in this total was the receipt of approximately $375,000 of deferred interest revenue on the loan, which was additive to AFFO for the quarter.
•As of September 30, 2020, the average age of our multifamily communities was approximately 6.3 years, which is the youngest in the public multifamily REIT industry.

•As of September 30, 2020, all of our owned multifamily communities had achieved stabilization, which we define as reaching 93% physical occupancy for three full months in a quarter.

Financing and Capital Markets

•On July 10, 2020, we closed on a refinancing of the mortgage on our Citrus Village multifamily community. The new instrument has a principal amount of $40.9 million, bears interest at a fixed rate of 2.95% per annum and matures on August 1, 2027. Monthly interest-only payments are due through August 31, 2022.

•As of September 30, 2020, approximately 94.1% of our permanent property-level mortgage debt has fixed interest rates and approximately 4.2% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates. Our overall weighted average interest rate for our mortgage debt portfolio was 3.68% for residential properties, 4.13% for office properties and 3.91% for grocery-anchored retail properties.

•At September 30, 2020, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 54.0%.

•During the third quarter 2020, we issued and sold an aggregate of 34,603 shares of Series A1 Redeemable Preferred Stock, resulting in net proceeds of approximately $31.1 million after commissions and other fees. During the third quarter 2020, we issued and sold an aggregate of 7,862 shares of Series M1 Redeemable Preferred Stock, resulting in net proceeds of approximately $7.6 million after dealer manager fees. During the third quarter 2020, we issued approximately 617,000 shares of Common Stock through our ATM program, and collected net proceeds of approximately $4.5 million.

• During the third quarter 2020, we issued a total of 42,465 shares of preferred stock and redeemed 37,391 shares of preferred stock for a net total of 5,074 shares issued.

Significant Transactions

•On July 15, 2020, we contributed our Neapolitan Way grocery-anchored shopping center into an unconsolidated joint venture from which we collected approximately $19.2 million of proceeds and realized a gain on the transaction of approximately $3.3 million. Subsequently, the joint venture obtained a mortgage on the property, reducing our investment to approximately $6.9 million. We retain a 50% financial and voting interest in the property.

•On September 3, 2020, we closed on a real estate loan investment of up to approximately $20.7 million to partially finance the development and construction of a 320-unit multifamily community to be located in suburban Atlanta, Georgia. The aggregate carrying amount of our real estate loan investment portfolio was approximately $309.6 million at September 30, 2020.

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

As of September 30, 2020, potential property acquisitions and units from projects in our real estate loan investment portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Residential properties:
V & Three	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
E-Town	Jacksonville, FL	332	S + 90 days (3)	S + 150 days (3)
Vintage	Destin, FL	282	(4)	(4)
Hidden River II	Tampa, FL	204	S + 90 days (2)	S + 150 days (2)
Kennesaw Crossing	Atlanta, GA	250	(5)	(5)
Vintage Horizon West	Orlando, FL	340	(4)	(4)
Solis Chestnut Farm	Charlotte, NC	256	(5)	(5)
Vintage Jones Franklin	Raleigh, NC	277	(4)	(4)
Solis Kennesaw II	Atlanta, GA	175	(6)	(6)
Solis Cumming	Atlanta, GA	320	(5)	(5)

Office property:
8West	Atlanta, GA	(7)	(7)	(7)

		3,315

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

Three-month and nine-month periods ended September 30, 2020 compared to 2019

    The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month and nine-month periods ended September 30, 2020 versus 2019:

Preferred Apartment Communities, Inc.	Three-month periods ended September 30,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental and other property revenues	$114,831	$105,049	$9,782	9.3%
Interest income on loans and notes receivable	10,649	12,608	(1,959)	(15.5)%
Interest income from related parties	609	2,546	(1,937)	(76.1)%
Miscellaneous revenues	608	—	608	—
Total revenues	126,697	120,203	6,494	5.4%

Operating expenses:
Property operating and maintenance	19,278	16,493	2,785	16.9%
Property salary and benefits	6,054	5,360	694	12.9%
Property management fees	983	3,534	(2,551)	(72.2)%
Real estate taxes and insurance	16,078	14,474	1,604	11.1%
General and administrative	7,898	1,364	6,534	479.0%
Equity compensation to directors and executives	582	305	277	90.8%
Depreciation and amortization	51,794	46,239	5,555	12.0%
Asset management and general and administrative expense fees to related party	—	8,611	(8,611)	(100.0)%
Provision for expected credit losses	(152)	—	(152)	—
Management internalization expense	577	818	(241)	—
Total operating expenses	103,092	97,198	5,894	6.1%

Waived asset management and general and administrative expense fees	—	(3,081)	3,081	(100.0)%

Net operating expenses	103,092	94,117	8,975	9.5%

Operating (loss) income before gain on sale of real estate and loss from unconsolidated joint venture	23,605	26,086	(2,481)	(9.5)%
Loss from unconsolidated joint venture	(120)	—	(120)	—%
Gain on sale of real estate, net	3,261	—	3,261	—
Operating income	26,746	26,086	660	2.5%
Interest expense	29,879	28,799	1,080	3.8%
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	591	(591)	—
Loss on extinguishment of debt	(518)	(15)	(503)	—
Gain on land condemnation	49	—	49	—

Net loss	(3,602)	(2,137)	(1,465)	—
Consolidated net loss (income) attributable to non-controlling interests	108	59	49	83.1%

Net loss attributable to the Company	$(3,494)	$(2,078)	$(1,416)	—

Preferred Apartment Communities, Inc.	Nine-month periods ended September 30,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental and other property revenues	$338,271	$298,569	$39,702	13.3%
Interest income on loans and notes receivable	34,495	35,989	(1,494)	(4.2)%
Interest income from related parties	3,750	9,980	(6,230)	(62.4)%
Miscellaneous revenues	4,560	1,023	3,537	345.7%
Total revenues	381,076	345,561	35,515	10.3%

Operating expenses:
Property operating and maintenance	52,919	43,236	9,683	22.4%
Property salary and benefits	16,965	14,845	2,120	14.3%
Property management fees	4,028	10,174	(6,146)	(60.4)%
Real estate taxes and insurance	48,109	42,646	5,463	12.8%
General and administrative	23,109	4,171	18,938	454.0%
Equity compensation to directors and executives	1,058	922	136	14.8%
Depreciation and amortization	153,096	137,191	15,905	11.6%
Asset management and general and administrative expense fees to related party	3,099	24,649	(21,550)	(87.4)%
Provision for expected credit losses	5,463	—	5,463	—
Management internalization expense	179,828	1,143	178,685	—%
Total operating expenses	487,674	278,977	208,697	74.8%

Waived asset management and general and administrative expense fees	(1,136)	(8,505)	7,369	(86.6)%

Net operating expenses	486,538	270,472	216,066	79.9%

Operating (loss) income before gain on sale of real estate and loss from unconsolidated joint venture	(105,462)	75,089	(180,551)	(240.4)%
Loss from unconsolidated joint venture	(120)	—	(120)	—%
Gain on sale of real estate, net	3,261	4	3,257	81,425.0%
Operating (loss) income	(102,321)	75,093	(177,414)	(236.3)%
Interest expense	90,608	83,166	7,442	8.9%
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	1,316	(1,316)	—
Loss on extinguishment of debt	(6,674)	(84)	(6,590)	—
Gain on land condemnation	528	747	(219)	(29.3)%

Net loss	(199,075)	(6,094)	(192,981)	—
Consolidated net loss (income) attributable to non-controlling interests	3,515	138	3,377	2,447.1%

Net loss attributable to the Company	$(195,560)	$(5,956)	$(189,604)	—

New Market Properties, LLC

    Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three-month and nine-month periods ended September 30, 2020 versus 2019 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three-month periods ended September 30,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$26,707	$24,826	$1,881	7.6%
Interest income on notes receivable	—	444	(444)	(100.0)%
Total revenues	26,707	25,270	1,437	5.7%

Operating expenses:
Property operating and maintenance	3,291	$2,730	561	20.5%
Property management fees	528	824	(296)	(35.9)%
Real estate taxes and insurance	3,653	3,511	142	4.0%
General and administrative	794	261	533	204.2%
Equity compensation to directors and executives	19	17	2	11.8%
Depreciation and amortization	12,688	11,677	1,011	8.7%
Asset management and general and administrative
expense fees to related parties	—	1,892	(1,892)	(100.0)%
Total operating expenses	20,973	20,912	61	0.3%
Waived asset management and general and administrative
expense fees	—	(94)	94	(100.0)%
Net operating expenses	20,973	20,818	155	0.7%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	5,734	4,452	1,282	28.8%
Loss from unconsolidated joint venture	(120)	—	(120)	—%
Gain on sale of real estate, net	3,261	—	3,261	—%
Operating income	8,875	4,452	4,423	99.3%

Interest expense	6,539	6,422	117	1.8%
Loss on extinguishment of debt	—	(16)	16	(100.0)%
Gain on land condemnation	49	—	49	100.0%
Net income (loss)	$2,385	$(1,986)	$4,371	(220.1)%

Consolidated net loss (income) attributable to non-controlling interests	$(43)	$(12)	(31)	258.3%

Net income (loss) attributable to the Company	$2,428	$(1,974)	4,402	(223.0)%

New Market Properties, LLC	Nine-month periods ended September 30,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$80,651	$68,894	$11,757	17.1%
Interest income on notes receivable	164	1,317	(1,153)	(87.5)%
Total revenues	80,815	70,211	10,604	15.1%

Operating expenses:
Property operating and maintenance	9,831	7,409	2,422	32.7%
Property management fees	1,921	2,345	(424)	(18.1)%
Real estate taxes and insurance	11,685	10,041	1,644	16.4%
General and administrative	2,680	577	2,103	364.5%
Equity compensation to directors and executives	47	53	(6)	(11.3)%
Depreciation and amortization	39,410	32,644	6,766	20.7%
Asset management and general and administrative
expense fees to related parties	720	5,274	(4,554)	(86.3)%
Total operating expenses	66,294	58,343	7,951	13.6%
Waived asset management and general and administrative
expense fees	(17)	(296)	279	(94.3)%
Net operating expenses	66,277	58,047	8,230	14.2%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	14,538	12,164	2,374	19.5%
Loss from unconsolidated joint venture	(120)	—	(120)	—%
Gain on sale of real estate, net	3,261	—	3,261	—%
Operating income	17,679	12,164	5,515	45.3%

Interest expense	19,876	18,123	1,753	9.7%
Loss on extinguishment of debt	—	(68)	68	(100.0)%
Gain on land condemnation	528	—	528	100.0%
Net income (loss)	$(1,669)	$(6,027)	$4,358	(72.3)%

Consolidated net loss (income) attributable to non-controlling interests	$(82)	$(12)	(70)	583.3%

Net income (loss) attributable to the Company	$(1,587)	$(6,015)	4,428	(73.6)%

Recent acquisitions

Our acquisitions (net of dispositions) of real estate assets since January 1, 2019 were generally the primary drivers behind our increases in rental and property revenues and property operating expenses for the year ended September 30, 2020 versus 2019.
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

Rental and other property revenues

    Rental and other property revenues increased 9.3% and 13.3% for the three-month and nine-month periods ended September 30, 2020 versus 2019 respectively, primarily due to properties acquired since January 1, 2019. These increases occurred in multifamily communities, grocery-anchored shopping centers and office buildings, which accounted for most of our acquisition activity since January 1, 2019. Similar increases in property operations and maintenance and property salary and benefits expense were also driven by these acquisitions.

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

Interest income

    Interest income from our real estate loan investments decreased for the three-month and nine-month periods ended September 30, 2020 versus 2019. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $323.6 million at September 30, 2020 from $383.2 million at September 30, 2019. Revenues from the amortization of terminated purchase options decreased from approximately $1.3 million for the third quarter 2019 to approximately $0.4 million for the third quarter 2020 and decreased from approximately $6.9 million for the nine months ended September 30, 2019 to approximately $4.9 million for the nine months ended September 30, 2020. At September 30, 2020, we had unrecognized purchase option termination revenue of approximately $1.2 million that will be recognized by December 31, 2021. We recorded interest income and other revenue from these instruments as presented in Note 4 to our Consolidated Financial Statements.

    Miscellaneous revenues included forfeited earnest money deposits from prospective purchasers of certain of our student housing properties of $2.75 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Property management fees

    We paid fees for property management services to our Former Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees were generally 4% of gross property revenues, of which generally 2.0% to 2.5% were paid to a third party management company. Property management fees for office building assets are 1.25% to 2.00% and are paid to a third party property management company. All property management fees paid to our Former Manager ceased effective with our Internalization on January 31, 2020, which resulted in a decrease of approximately $2.6 million and $6.6 million in these property management fees for the three months and nine months ended September 30, 2020 as compared to the comparative periods in 2019.

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

General and Administrative

    The increases in general and administrative expenses were due to charges for corporate salaries and administrative expenses that are borne by us following the Internalization.

Equity compensation to directors and executives

    Equity compensation expenses increased for the three-month and nine-month periods ended September 30, 2020 as compared to the corresponding 2019 periods, primarily due to the recognition of expense related to two new equity compensation grants. First, on June 17, 2020, a restricted stock grant was issued to employees and directors and second, on July 31, 2020, a grant of performance-based restricted stock units was issued to certain named executive officers. This increase in equity compensation expense was partially offset by a decrease in recognition of expense relating to Class B Unit grants. The last Class B Unit grant to be issued was in 2018, and the final one-third of the expense related to this grant will be recorded in 2020.

Depreciation and amortization

    The increases in depreciation and amortization for the three-month and nine-month periods ended September 30, 2020 versus 2019 increased due to the addition of properties acquired since January 1, 2019.

Asset management fees and general and administrative fees to related party

Monthly asset management fees and general and administrative expense fees ceased effective with the closing of our Internalization transaction on January 31, 2020.

Provision for expected credit losses

    Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan, rather than perform assessments for impairment as circumstances dictate. The Company’s opening reserve of approximately $7.4 million was recorded as a cumulative adjustment to accumulated earnings on January 1, 2020. During the first quarter of 2020, the Company recorded an aggregate net increase in its provisions for expected credit losses of approximately $4.5 million, primarily related to the onset of the coronavirus pandemic. For the three months and nine months ended September 30, 2020, the Company recorded an aggregate net decrease of $0.8 million and increase of $3.6 million in its provision for expected credit losses, respectively, primarily related to development projects achieving construction and leasing milestones.

Management Internalization expense

    On January 31, 2020, we internalized the functions performed by the Former Manager and the Sub-Manager by acquiring the entities that own the Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months.

Interest expense

The increase consisted of interest expense on mortgages that increased from $28.4 million for the third quarter 2019 to $29.0 million for the third quarter 2020, due to the additional acquired properties in 2019 and 2020. Additionally, our Revolving Line of Credit carried a higher balance for the third quarter 2020 over the third quarter 2019, resulting in an additional $0.5 million in interest expense.

See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

Definitions of Non-GAAP Measures

    We disclose FFO, Core FFO, and AFFO, each of which meet the definition of a “non-GAAP financial measure”, as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why the Company believes that presentation of these measures provides useful information to investors. The non-GAAP measures of FFO, Core FFO, AFFO and NOI should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further FFO, Core FFO and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements. FFO, Core FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

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

    The NAREIT definition of FFO (and the one reported by the Company) is:

Net income/loss, excluding:
◦depreciation and amortization related to real estate;
◦gains and losses from the sale of certain real estate assets;

◦gains and losses from change in control and
◦impairment writedowns of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

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
• internalization costs;
• expenses incurred on the potential call of preferred stock;
• deemed dividends for redemptions of and non-cash dividends on preferred stock;
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
• non-cash (income) expense for current expected credit losses;
• net loan origination fees received;
• accrued interest income received;
• cash received for purchase option terminations;
• non-operating miscellaneous revenues;
• non-cash dividends on Series M Preferred Stock and mShares; and
• amortization of lease inducements;

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
		Three months ended September 30,
(In thousands, except per-share figures)		2020	2019

Net loss attributable to common stockholders (See note 1)		$(39,499)	$(31,529)

Add:	Depreciation of real estate assets	41,282	37,381
	Amortization of acquired intangible assets and deferred leasing costs	9,978	8,386
	Net loss attributable to Class A Unitholders (See note 2)	(50)	(59)
	Gain on sale of real estate	(3,261)	—
FFO attributable to common stockholders and unitholders		8,450	14,179

	Aquisition and pursuit costs	3	—
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	505	511
	Payment of costs related to property refinancing	509	170
	Internalization costs (See note 4)	577	818
	Deemed dividends for redemptions of and non-cash dividends on preferred stock	3,061	152
	Expenses incurred on the potential call of preferred stock (See note 5)	46	—
	Expenses related to the COVID-19 global pandemic (See note 6)	138	—
Core FFO attributable to common stockholders and unitholders		13,289	15,830

Add:	Non-cash equity compensation to directors and executives	582	305
	Noncash (income) expense for current expected credit losses (See note 7)	(761)	—
	Amortization of loan closing costs (See note 8)	1,288	1,168
	Depreciation/amortization of non-real estate assets	621	472
	Net loan origination fees received (See note 9)	415	148
	Deferred interest income received (See note 10)	375	—
	Amortization of lease inducements (See note 11)	448	435
Less:	Amortization of purchase option termination revenues in excess of cash received (See note 12)	(421)	(1,283)
	Non-cash loan interest income (See note 10)	(3,317)	(3,763)
	Cash received for sale of K Program securities in excess of noncash revenues	—	(281)
	Cash paid for loan closing costs	(106)	(29)
	Amortization of acquired real estate intangible liabilities and SLR (See note 13)	(4,887)	(4,293)
	Amortization of deferred revenues (See note 14)	(940)	(940)
	Normally recurring capital expenditures (See note 15)	(2,983)	(2,379)

AFFO attributable to common stockholders and Unitholders		$3,603	$5,390

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$8,780	$11,823
	Distributions to Unitholders (See note 2)	226	225
	Total	$9,006	$12,048

Common Stock dividends and Unitholder distributions per share		$0.1750	$0.2625

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.17	$0.31
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.26	$0.35
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.07	$0.12

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	49,689	44,703
	Class A Units	742	868
	Common Stock and Class A Units	50,431	45,571

	Diluted Common Stock and Class A Units (B)	50,433	45,768

Actual shares of Common Stock outstanding, including 548 and 20 unvested shares
of restricted Common Stock at September 30, 2020 and 2019, respectively.		50,449	45,355
Actual Class A Units outstanding at September 30, 2020 and 2019, respectively.		742	856
	Total	51,191	46,211

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.47% weighted average non-controlling interest in the Operating Partnership for the three-month period ended September 30, 2020.
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
		Nine months ended September 30,
(In thousands, except per-share figures)		2020	2019

Net loss attributable to common stockholders (See note 1)		$(300,270)	$(88,497)

Add:	Depreciation of real estate assets	122,053	109,408
	Amortization of acquired intangible assets and deferred leasing costs	28,933	26,402
	Net loss attributable to Class A Unitholders (See note 2)	(3,393)	(138)
	Gain on sale of real estate	(3,261)	—
FFO attributable to common stockholders and unitholders		(155,938)	47,175
	Acquisition and pursuit costs	381	—
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	1,711	1,491
	Payment of costs related to property refinancing	7,372	594
	Internalization costs (See note 4)	179,828	1,143
	Deemed dividends for redemptions of and non-cash dividends on preferred stock	6,377	371
	Expenses incurred on the potential call of preferred stock (See note 5)	46	—
	Expenses related to the COVID-19 global pandemic (See note 6)	586	—
	Earnest money forfeited by prospective asset purchaser	(2,750)	—
Core FFO attributable to common stockholders and unitholders		37,613	50,774

Add:	Non-cash equity compensation to directors and executives	1,058	922
	Noncash (income) expense for current expected credit losses (See note 7)	3,647	—
	Amortization of loan closing costs (See note 8)	3,631	3,458
	Depreciation/amortization of non-real estate assets	1,793	1,381
	Net loan origination fees received (See note 9)	882	674
	Deferred interest income received (See note 10)	8,652	5,078
	Amortization of lease inducements (See note 11)	1,334	1,295
	Amortization of purchase option termination revenues in excess of cash received (See note 12)	(96)	(2,370)
	Non-operating miscellaneous revenues	2,750	—
Less:	Non-cash loan interest income (See note 10)	(9,445)	(10,745)
	Non-cash revenues from mortgage-backed securities	—	(696)
	Cash paid for loan closing costs	(106)	(37)
	Amortization of acquired real estate intangible liabilities and SLR (See note 13)	(13,684)	(12,375)
	Amortization of deferred revenues (See note 14)	(2,821)	(2,821)
	Normally recurring capital expenditures (See note 15)	(6,525)	(5,122)

AFFO attributable to common stockholders and Unitholders		$28,683	$29,416

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	29,895	34,599
	Distributions to Unitholders (See note 2)	559	683
	Total	30,454	35,282

Common Stock dividends and Unitholder distributions per share		$0.6125	$0.785

FFO per weighted average basic share of Common Stock and Unit outstanding		$(3.17)	$1.06
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.77	$1.14
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.58	$0.66

Weighted average shares of Common Stock and Units outstanding: (A)
	Basic:
	Common Stock	48,351	43,703
	Class A Units	776	875
	Common Stock and Class A Units	49,127	44,578

	Diluted Common Stock and Class A Units (B)	49,144	45,235

Actual shares of Common Stock outstanding, including 548 and 20 unvested shares
of restricted Common Stock at September 30, 2020 and 2019, respectively.		50,449	45,355
Actual Class A Units outstanding at September 30, 2020 and 2019, respectively.		742	856
	Total	51,191	46,211

(A) Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center. The Class A Units collectively represent an approximate 1.58% weighted average non-controlling interest in the Operating Partnership for the nine-month period ended September 30, 2020.
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

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to
Net Loss Attributable to Common Stockholders

1)Rental and other property revenues and property operating expenses for the three-month and nine-month periods ended September 30, 2020 include activity for the properties acquired during the period only from their respective dates of acquisition. In addition, these periods include activity for the properties acquired since September 30, 2019. Rental and other property revenues and expenses for the three-month and nine-month periods ended September 30, 2019 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 742,413 Class A Units as of September 30, 2020. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.47% and 1.90% for the three-month periods ended September 30, 2020 and 2019, respectively.

3)     We paid loan coordination fees to Preferred Apartment Advisors, LLC, or our Former Manager, to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization. The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At September 30, 2020, aggregate unamortized loan coordination fees were approximately $12.8 million, which will be amortized over a weighted average remaining loan life of approximately 10.2 years.

4)    This adjustment reflects the add-back of (i) consideration paid to the owners of the Former Manager and Former Sub-Manager, (ii) accretion of the discount on the deferred liability payable to the owners of the Former Manager and (iii) due diligence and pursuit costs incurred by the Company related to the internalization of the functions performed by the Former Manager.

5)    This adjustment adds back expenses incurred by us to effect an amendment of the Company's charter necessary to allow us to redeem outstanding shares of our Series A Preferred Stock beginning on the fifth anniversary of the date of issuance of the shares of Series A Preferred Stock, rather than the tenth anniversary.

6)    This additive adjustment to FFO consists of one-time costs for signage, cleaning and supplies necessary to create and maintain work environments necessary to adhere to CDC guidelines during the current COVID-19 pandemic. Since we do not expect to incur similar costs once the COVID-19 pandemic has subsided, we add these costs back to FFO in our calculation of Core FFO.

7)    Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan. This loss reserve may be adjusted upward or downward over the lives of our loans and therefore the aggregate net adjustment for each period could be positive (removing the non-cash effect of a net increase in aggregate loss reserves) or negative (removing the non-cash effect of a net decrease in aggregate loss reserves) in these adjustments to FFO in calculating Core FFO.

8)    We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. Effective April 13, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased from $150 million to $200 million. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At September 30, 2020, unamortized loan costs on all the Company's indebtedness were approximately $32.3 million, which will be amortized over a weighted average remaining loan life of approximately 8.9 years.

9)    We receive loan origination fees in conjunction with the origination of certain real estate loan investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received are additive adjustments in the calculation of AFFO. Correspondingly, the amortized non-cash income is a deduction in the calculation of AFFO. Over the lives of certain loans, we accrue additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. This non-cash interest income is subtracted from Core FFO in our calculation of AFFO. The amount of additional accrued interest becomes an additive adjustment to FFO once received from the borrower (see note 10).

10)    This adjustment reflects the receipt during the periods presented of additional interest income (described in note 9 above) which was earned and accrued on various real estate loans prior to those periods and previously deducted in our calculation of AFFO.

11)    This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

12)    Effective March 6, 2020, our purchase option on the Falls at Forsyth multifamily community was extinguished in conjunction with the loan repayment; effective January 1, 2019, we terminated our purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property; on May 7, 2018, we terminated our purchase options on the Bishop Street multifamily community and the Haven Charlotte student housing property, both of which are (or were) partially supported by real estate loan investments held by us. In exchange, we arranged to receive termination fees aggregating approximately $17.2 million from the developers, which are recorded as revenue over the period beginning on the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to Core FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For all periods presented, we had recognized termination fee revenues in excess of cash received, resulting in the negative adjustments shown to Core FFO in our calculation of AFFO.

13)    This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At September 30, 2020, the balance of unamortized below-market lease intangibles was approximately $54.5 million, which will be recognized over a weighted average remaining lease period of approximately 8.7 years.

14)    This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

15)    We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $28,000 and $100,000 of recurring capitalized expenditures incurred at our corporate offices during the three-month and nine-month periods ended September 30, 2020, respectively. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures. See Capital Expenditures, Grocery-Anchored Shopping Center Portfolio, and Office Buildings Portfolio sections for definitions of these terms.

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

    We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.91% for the nine months ended September 30, 2020. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance. At September 30, 2020, we had $167.0 million available to be drawn by us on the Revolving Line of Credit.

    The COVID-19 pandemic has the potential to affect our short-term cash flows, if multifamily tenants lose their jobs due to business closings, retailers fall behind on their rent obligations, and our office tenants' businesses begin to similarly suffer. Should these events continue to accelerate and worsen, our operational cash flows could suffer and cause us to draw upon our Revolving Credit Line more extensively and in a manner other than we previously intended.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2020, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

    On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with KeyBank to obtain the Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities and student housing communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At September 30, 2020, we had $90.0 million available to be drawn by us on the Acquisition Facility.

    Our net cash provided by operating activities for the nine-month period ended September 30, 2020 was approximately $30.0 million and net cash provided by operating activities for the nine-month period ended September 30, 2019 was approximately $124.4 million. The Internalization transaction reduced the Company’s operating cash flows by approximately $114.0 million for the nine-month period ended September 30, 2020.

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

Interest income on our loans and notes receivable decreased primarily due to the repayment of various loans and notes receivable. On March 27, 2019, the Haven Campus Communities Charlotte Member, LLC line of credit, and the Haven Campus Communities Charlotte real estate loans were settled when we received the membership interests of the Haven49 student housing project from the developer. In the first quarter of 2020, the Falls at Forsyth and Dawsonville real estate loans were repaid in full, and the Wiregrass real estate loans were repaid in full when the Company purchased the property from the developer. Lastly, the Former Manager’s line of credit was repaid in full in conjunction with the Internalization transaction which closed on January 31, 2020.

    Our net cash used in investing activities for the nine-month periods ended September 30, 2020 and 2019 was approximately $155.2 million and $530.0 million, respectively. Cash disbursed for property acquisitions decreased from approximately $442.4 million in the 2019 period to $186.0 million in the 2020 period.

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

For the nine-month period ended September 30, 2020, our capital expenditures for our multifamily communities, not including changes in related payables, were as follows:

(In thousands, except per-unit amounts)	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$552	$51.77	$—	$—	$552	$51.77
Carpets	1,246	116.78	—	—	1,246	116.78
Wood flooring / vinyl	89	8.36	368	34.56	457	42.92
Blinds and ceiling fans	158	14.79	—	—	158	14.79
Fire safety	—	—	411	38.57	411	38.57
Furnace, air (HVAC)	482	45.16	—	—	482	45.16
Computers, equipment, misc.	94	8.78	181	16.93	275	25.71
Elevators	—	—	75	7.00	75	7.00
Exterior painting	—	—	681	63.80	681	63.80
Leasing office / common amenities	78	7.36	670	62.80	748	70.16
Major structural	—	—	1,753	164.31	1,753	164.31
Cabinets & countertops and unit upgrades	—	—	770	72.21	770	72.21
Landscaping & fencing	—	—	310	29.07	310	29.07
Parking lot	—	—	84	7.90	84	7.90
Signage and sanitation	—	—	100	9.35	100	9.35

	$2,699	$253.00	$5,403	$506.50	$8,102	$759.50

For the nine-month period ended September 30, 2020, our capital expenditures for our student housing properties, not including changes in related payables, were as follows:

(In thousands, except per-unit amounts)	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$93	$15.31	$—	$—	$93	$15.31
Carpets	207	34.00	—	—	207	34.00
Wood flooring / vinyl	9	1.50	—	—	9	1.50
Blinds and ceiling fans	20	3.25	—	—	20	3.25
Fire safety	—	—	68	11.13	68	11.13
Furnace, air (HVAC)	148	24.29	—	—	148	24.29
Computers, equipment, misc.	46	7.59	79	12.94	125	20.53
Elevators	—	—	15	2.51	15	2.51
Exterior painting	—	—	—	—	—	—
Leasing office / common amenities	77	12.56	118	19.41	195	31.97
Major structural	—	—	760	124.64	760	124.64
Cabinets & countertops and unit upgrades	—	—	11	1.78	11	1.78
Landscaping & fencing	—	—	53	8.77	53	8.77
Parking lot	—	—	5	0.88	5	0.88
Signage and sanitation	—	—	59	9.62	59	9.62
Unit furniture	394	64.63	—	—	394	64.63

	$994	$163.13	$1,168	$191.68	$2,162	$354.81

    In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the nine-month periods ended September 30, 2020 and 2019 totaled $2.0 million and $1.3 million, respectively and within our office properties portfolio for the nine-month periods ended September 30, 2020 and 2019 totaled $0.7 million and $0.5 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center and office properties portfolios (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

    At September 30, 2020, we had restricted cash of approximately $65.7 million. These funds are restricted for a variety of purposes, such as commitments to fund capital expenditures and lender required escrows for future real estate tax and insurance payments. At September 30, 2020, our restricted cash for future real estate tax and insurance payments was $33.6 million, an increase of approximately $8.1 million as compared to June 30, 2020. Typically these escrows increase in the second and third quarters of each calendar year as the Company pays monthly mortgage installments, of which a portion goes to these escrows, until payments are made to the taxing authorities (generally in the first and fourth quarters of each calendar year). Additionally, through the mortgage refinances that the Company executed in the second and third quarters of 2020, our lenders required us to put an additional $6.8 million into escrows related to the COVID-19 pandemic. These escrows will be released back to us upon the cessation of all governmental emergency declarations and certain other performance conditions.

Net cash provided by financing activities for the nine-month periods ended September 30, 2020 and 2019 was approximately $83.9 million and $465.1 million, respectively. Our significant financing cash sources were approximately $159.1 million and $380.0 million of net proceeds from the issuance of Preferred Stock for the 2020 and 2019 periods respectively, and approximately $204.3 million and $223.2 million of net proceeds from the mortgage financing transactions, net of repayments for the 2020 and 2019 periods respectively. The decrease in proceeds from the issuance of Preferred Stock in the 2020 period was related to the closure of our $1.5 Billion Unit Offering during the quarter, as our Series A1/M1 offering was gaining traction as our primary equity raising vehicle.

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

Our third quarter 2020 Common Stock dividend declaration of $0.175 per share represented a decrease of $0.0875, or 33.3% from our first quarter 2020 dividend of $0.2625 per share, but an increase over our initial Common Stock dividend per share of $0.125 following our IPO, or an average annual dividend growth rate of approximately 4.3% over the same period. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the nine months ended September 30, 2020, our aggregate dividends and distributions totaled approximately $135.1 million and our net cash provided by operating activities were approximately $30.0 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

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

    At September 30, 2020, the Company's active equity offerings consisted of:

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

For the three-month and nine-month periods ended September 30, 2020, we issued 617,306 shares of our common stock under our 2019 ATM Offering; the proceeds of $4.5 million were used primarily to fund redemptions of our preferred stock. Our $1.5 Billion Unit Offering expired on February 14, 2020.

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

    We intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of September 30, 2020, our outstanding debt (both secured and unsecured) was approximately 53.5% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at September 30, 2020. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit.
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

As of September 30, 2020, we had long term mortgage indebtedness of approximately $2.8 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of September 30, 2020, we had approximately $30.3 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

On November 5, 2020, the Company adjourned its Special Meeting of Stockholders to November 19, 2020 to provide stockholders with additional time to vote on Proposal 1 (Approval of the Articles of Amendment to the Company’s charter to give bylaw access to stockholders) and Proposal 2 (Approval of the Articles of Amendment to the Company’s charter to reduce the Company’s call period on its Series A Redeemable Preferred Stock from 10 years to 5 years). The required vote to approve each Proposal is two-thirds of the Company's outstanding shares entitled to vote. As of November 9, 2020, approximately 65.4% of the Company’s outstanding shares had been voted on Proposal 1 and Proposal 2 and, of these shares, approximately 97.9% and 95.7% had been voted in favor of Proposal 1 and Proposal 2, respectively.

Contractual Obligations

    As of September 30, 2020, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 0.15% at September 30, 2020, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Principal payments:
Mortgage debt	$2,814,169	$106,922	$280,773	$531,271	$1,895,203
Line of credit	33,000	33,000	—	—	—
Total principal	$2,847,169	$139,922	$280,773	$531,271	$1,895,203
Interest payments:
Mortgage debt	837,570	107,107	196,677	182,397	351,389
Line of credit	32	32	—	—	—

Total interest	$837,602	$107,139	$196,677	$182,397	$351,389

    In addition, we had unfunded real estate loan balances totaling approximately $63.0 million at September 30, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of September 30, 2020, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Avenues at Creekside	$38,251		5.00%	6.6%
The Tradition	30,000		3.25%	7.0%
The Bloc	28,966		3.25%	6.8%
Summit Crossing II	20,700		2.47%	5.3%
Total capped floating-rate debt	117,917	4.2%

Champions Village	27,400
Fairfield Shopping Center	19,750
Total uncapped floating-rate debt	47,150	1.7%

Total floating-rate debt	$165,067	5.9%

    Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of September 30, 2020; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

    If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2020, would increase by approximately $1.04 million or decrease by approximately $0.1 million on an annualized basis.

Item  4.    Controls and Procedures

Evaluation of disclosure controls and procedures.

    Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2020, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

    As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

A novel strain of coronavirus was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. Since that time, efforts to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close or otherwise limit businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place. As a result, the COVID-19 pandemic has negatively affected almost every industry directly or indirectly and the duration and severity of these affects is unknown at this time. The risk of diminished revenues and future closures at our properties exists as the virus remains active and continues to spread which could result in a resurgence in COVID-19 cases and reinstituted government mandated closures of non-essential businesses.

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

•Increased redemption activity by holders of our preferred stock has impacted our cash availability and liquidity strength and, to the extent we made redemptions of our Preferred Stock in shares of our Common Stock, further diluted stockholder’s ownership interests and there is no way to be sure if this redemption activity will increase, stabilize or decline as the pandemic continues; and

•The financial impact of COVID-19 could negatively affect the Company’s future compliance with financial and other covenants of the Company’s credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not applicable.

Item 5.    Other Information

    None.

Item  6.    Exhibits

    See Exhibit Index.

EXHIBIT INDEX
Exhibit Number		Description

10.1	+	Form of Restricted Stock Unit Agreement (Officer) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the Securities and Exchange Commission on August 6, 2020)
10.2	+
Preferred Apartment Communities Executive Severance & CIC Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the Securities and Exchange Commission on August 6, 2020)

10.3	+	Form of Executive Participation Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the Securities and Exchange Commission on August 6, 2020)
10.4	+	Form of CEO/CFO Participation Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company with the Securities and Exchange Commission on August 6, 2020)
10.5	*
Purchase and Sale Agreement dated July 31, 2020, by and among PCC TALLAHASSEE, LLC, PCC ORLANDO, LLC, PCC COLLEGE STATION, LLC, PCC LUBBOCK, LLC, PCC WACO, LLC, PCC TEMPE, LLC, HAVEN CAMPUS COMMUNITIES-KENNESAW, LLC, HAVEN CAMPUS COMMUNITIES-CHARLOTTE, LLC, and TPG REAL ESTATE PARTNERS INVESTMENTS, LLC

10.6	*
First Amendment to Purchase and Sale Agreement dated August 7, 2020, by and among PCC TALLAHASSEE, LLC, PCC ORLANDO, LLC, PCC COLLEGE STATION, LLC, PCC LUBBOCK, LLC, PCC WACO, LLC, PCC TEMPE, LLC, HAVEN CAMPUS COMMUNITIES-KENNESAW, LLC, HAVEN CAMPUS COMMUNITIES-CHARLOTTE, LLC, and TPG REAL ESTATE PARTNERS INVESTMENTS, LLC

10.7	*
Second Amendment to Purchase and Sale Agreement dated September 18, 2020, by and among PCC TALLAHASSEE, LLC, PCC ORLANDO, LLC, PCC COLLEGE STATION, LLC, PCC LUBBOCK, LLC, PCC WACO, LLC, PCC TEMPE, LLC, HAVEN CAMPUS COMMUNITIES-KENNESAW, LLC, HAVEN CAMPUS COMMUNITIES-CHARLOTTE, LLC, and TPG REAL ESTATE PARTNERS INVESTMENTS, LLC

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 9, 2020	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)