Form 10-K
period 2020-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2021-03-01
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $369,006,699 based on the closing price of the common stock on the NYSE on such date. The number of shares outstanding of the registrant’s common stock, as of February 22, 2021 was 49,994,032.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for the registrant's 2021 Annual Meeting of Stockholders is incorporated by reference into PART III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. You should also review the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for a discussion of various risks that could adversely affect us. Unless the context otherwise requires or indicates, references to the "Company", "we", "our" or "us" refers to Preferred Apartment Communities, Inc., a Maryland corporation, together with its consolidated subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, and PAC Carveout, LLC.

Item  1.    Business

Development of the Company

    Preferred Apartment Communities, Inc. (NYSE: APTS) is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers and Class A office buildings. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of December 31, 2020, we owned or were invested in 116 properties in 13 states, predominantly in the Southeast region of the United States.

    On January 31, 2020, we internalized the functions performed by Preferred Apartment Advisors, LLC, or our Former Manager and NMP Advisors, LLC, or our Former Sub-Manager, by acquiring NELL Partners, Inc. ("NELL") and NMA Holdings, Inc. ("NMA"), the entities that owned the Former Manager and the Former Sub-Manager (such transactions, collectively, the "Internalization"). The Internalization resulted in the elimination of the previous fee structure between us and the Former Manager, including acquisition and other fees. All managerial and administrative personnel our Former Manager and Former Sub-Manager provided to us pursuant to the Sixth Amended and Restated Management Agreement, effective as of June 3, 2016, or Management Agreement, became employees of the Company effective with the closing of the Internalization. Trusts established, or entities owned, by the family of John A. Williams, the Company’s former Chairman of the Board and Chief Executive Officer, Daniel M. DuPree, the Company’s Executive Chairman of the Board and former Chief Executive Officer of the Company, and Leonard A. Silverstein, the Company’s former Vice Chairman of the Board, and Former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and Mr. Silverstein were the owners of the Former Sub-Manager.

On November 3, 2020, we sold all eight of our student housing communities and one real estate loan investment to an unrelated third party. This achievement of our strategic objective to exit the student housing space provided capital to focus on acquisitions or real estate loans in support of suburban multifamily communities in the Sunbelt region, realign our capital stack, and other corporate purposes.

    Our consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest and prior to Internalization conducted substantially all its business through the Operating Partnership. Following Internalization, the Company conducts substantially all of its business through PAC Carveout, LLC, or Carveout, a subsidiary of the Operating Partnership. For the year ended December 31, 2020, the Company held an approximate 98.5% weighted average ownership percentage in the Operating Partnership.

Our Operating Partnership and Carveout are related parties to us.

    At December 31, 2020, our portfolio of owned real estate assets and potential additions from purchase options, or rights of first offer, we held from our real estate loan investments consisted of:

	Owned as of December 31, 2020 (1)	Potential additions from real estate loan investment portfolio (2) (3)	Potential total
Residential properties:
Properties	37	10	47
Units	11,143	2,808	13,951
Grocery-anchored shopping centers:
Properties	54	—	54
Gross leasable area (square feet)	6,208,278	—	6,208,278
Office buildings:
Properties	9	1	10
Rentable square feet	3,169,000	195,000	3,364,000
Development properties	2	—	2
Rentable square feet	35,000	—	35,000

(1) One multifamily community, two grocery-anchored shopping centers and two office buildings are owned through consolidated joint ventures. One grocery-anchored shopping center is an investment in an unconsolidated joint venture.

(2) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.

(3) The Company has terminated various purchase option agreements in exchange for termination fees. These properties are excluded from the potential additions from our real estate loan investment portfolio.

We completed our initial public offering, or the IPO, on April 5, 2011. Our common stock, par value $.01 per share, or our Common Stock, is traded on the NYSE exchange under the symbol "APTS."

We operate within the following four operating segments:

Multifamily Communities - consists of our portfolio of residential multifamily communities. Prior to the sale of our student housing communities on November 3, 2020, this reportable segment's results also included those assets and was referred to as Residential Properties.

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

New Market Properties - consists of our portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a wholly-owned subsidiary of the Company, as well as the financial results from the Company's grocery-anchored shopping center real estate loan.

Preferred Office Properties - consists of the Company's portfolio of office buildings, which are owned by Preferred Office Properties, LLC, a wholly-owned subsidiary of the Company.

Investment Strategy
    We seek to maximize returns for our stockholders by investing in assets that we believe will allow us to grow income and asset value.

Our investment strategies may include, without limitation, the following:

•Acquiring Class “A” multifamily assets in performing and stable markets throughout the United States; these properties, we believe, should generate sustainable and growing cash flow from operations. We believe they will also have the potential for capital appreciation. These multifamily assets will generally be located in metropolitan statistical areas, or MSAs, which we expect will generate job growth from a diverse group of business sectors and where we believe new multifamily development of comparable properties is able to be absorbed at attractive rental rates.

•Acquiring Class “A” multifamily assets that are intended to be, or currently are, financed with longer-term, assumable, fixed-rate debt typically provided by the Federal Housing Administration ("FHA"), a unit of the Department of Housing and Urban Development ("HUD") programs.

•Acquiring Class “A” multifamily assets that present an opportunity to implement a value-add program whereby the properties can be upgraded or improved physically to better take advantage of the market.

•Acquiring grocery-anchored shopping centers, typically anchored by one of the market-dominant grocers in that particular market.

•Acquiring leading Class “A” office properties in high-growth markets across the southern U.S.

•Originating real estate loan investments secured by interests in multifamily communities, membership or partnership interests in multifamily communities, other multifamily related assets, grocery-anchored shopping centers and office properties.

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

Financing Strategy

    We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K. Included in this discussion are details regarding (i) our offering of up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock or a combination of both (the "Series A1/M1 Offering") and (ii) our ability to offer up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering"). The Series A Preferred Stock, par value $0.01 per share, or Series A Preferred Stock; Series M Preferred Stock, par value $0.01 per share, or mShares, Series A1 Preferred Stock, par value $0.01 per share, or Series A1 Preferred Stock, and Series M1 Preferred Stock, par value $0.01 per share, or Series M1 Preferred Stock are collectively referred to as our Preferred Stock.

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
    We generally intend to target leverage levels (secured and unsecured) between 50% and 65% of the fair market value of our tangible assets (including our real estate assets, real estate loans, notes receivable, accounts receivable and cash and cash equivalents) on a portfolio basis. As of December 31, 2020, our outstanding debt (both secured and unsecured) was approximately 49.4% of the value of our tangible assets on a portfolio basis based on our estimates of fair market value at December 31, 2020. Neither our charter nor our by-laws contain any limitation on the amount of leverage we may use. These targets, however, will not apply to individual real estate assets or investments. The amount of leverage we will place on particular investments will depend on our assessment of a variety of factors which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in the portfolio, the availability and cost of financing the asset, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and the health of the commercial real estate market in general. In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other properties or any guarantees by us or our Operating Partnership. We have an Amended and Restated Credit Agreement, or Credit Facility, with Key Bank, N.A., or Key Bank. The Credit Facility provides for our $200.0 million revolving credit facility, or the Revolving Line of Credit. The Credit Facility requires that we adhere to certain covenants regarding our revolving line of credit, as described in note 9 to our consolidated financial statements. Other than with regard to our Credit Facility, as of December 31, 2020, we held no debt at the Company or operating partnership levels, had no cross-collateralization of our real estate mortgages, and had no contingent liabilities at the Company or operating partnership levels with regard to our secured mortgage debt on our properties.
    Leverage may be obtained from a variety of sources, including the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae"), commercial banks, credit companies, the FHA, HUD, insurance companies, pension funds, endowments, financial services companies and other institutions who wish to provide debt financing for our assets.
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

We acquired all the trademarks owned by our Former Manager in connection with the closing of the Internalization transaction on January 31, 2020.

Human Capital Resources

As of December 31, 2020, we employed 402 people through Preferred Apartment Advisors, LLC, an indirect subsidiary. The success of our company is largely due to the character and quality of our employees, their dedication, experience and work ethic. The success of the following initiatives is reflected in PAC’s recognition as one of the Top Places to Work in Atlanta by the Atlanta Journal-Constitution for the past four years.

Diversity. We believe that diversity of backgrounds, experiences and perspectives makes us stronger and healthier as a company and a community. PAC is an equal opportunity employer and considers qualified applicants regardless of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. In 2020, we launched our Diversity, Equity & Inclusion initiative, which is designed to facilitate conversations around race, sexual orientation and gender identity, national origin, creeds, and other important topics. These conversations, led by our Diversity, Equity & Inclusion Committee comprised of employees, senior management and a member of our Board of Directors, provide a forum for us to translate our positions as a company into action in both our internal and external communities. As of December 31, 2020, our employees were:

•46% female; 54% male
•40% ethnically diverse (i.e., Asian, African American, Hispanic or Latino and other (Native Hawaiian/Pacific Islander and two or more))

Training and Education. We have educational training programs known as our Soaring Series that trains our employees to help strengthen their management skills and build camaraderie, and to assist them in understanding and implementing management-level responsibilities.

Recognition. We emphasize recognizing our employees for their achievements and rewarding them for their successes. Each year, we identify a select group of employees who demonstrate outstanding achievements during the year with our Eagle Club and Commitment to Excellence awards. Additionally, we have a spotlight employee of the month award initiative that recognizes a particular employee for her or his achievements.

Employee Health. We have focused on the health and well-being of our employees by organizing a PAC Gets Fit program to encourage a healthy lifestyle. Activities have included fitness challenges and organized 5Ks and 10Ks to promote physical and mental health and wellness. We evaluate our group health and ancillary benefits annually to ensure our benefits package is robust. We also created our Eagle’s Perch, a café-style environment, to promote increased social interactions among our property support center employees.

Compensation and Benefits. In 2020, we revamped our compensation program to provide a a mix of base salary, short-term cash incentive compensation, and long-term equity incentive compensation that includes objective benchmarking, time-based and performance-based vesting, and peer comparisons where appropriate. We believe this new design will retain and motivate key contributors to the company’s profitability and growth; align employee and investor interests; provide incentive compensation that places a strong emphasis on financial performance with the flexibility to assess operational and individual performance; provide a means to reward for strong performance; and to foster an ownership mentality among program participants. We also provide a competitive benefits package, including a 401(k) plan with a company match, flexible spending and health saving accounts, medical, dental and vision insurance plans, a paid parental leave policy, and company-paid short-term disability and long-term disability programs.

PAC Gives Back. We value and continue to emphasize culture and giving back to the community. We started a PAC Gives Back community philanthropic initiative and as a part of this initiative, our employees have volunteered hours and have participated in fund raising efforts for a number of charities, including the Atlanta Community Food Bank. We are proud to make these communities better places to live and work through our volunteerism and philanthropy initiatives.

Fostering Company Culture and Providing Support to Employees During COVID-19 Pandemic. At PAC, we are focused on the continued health and safety of our employees, residents and tenants. We effectively implemented our business continuity plans, including full “work-from-home” policies in March 2020. To protect and foster the Company’s culture during the COVID-19 pandemic, we formed a COVID-19 taskforce that organized surveys, virtual hangout events and other remote programming to keep our employees connected while working from home. Following the installation of hand sanitizer stations as well as supplying our employees with personal protective equipment, or PPE, we have now reopened our corporate headquarters and most of our multifamily leasing offices while promoting social distancing practices in accordance with state and local mandates and restrictions. We have also halted all non-essential business travel, introduced video call technology and self-guided tour options to provide uninterrupted customer service for our residents and visitors. The health and safety of our employees and tenants remains a top priority so we continue to maintain a flexible approach as we navigate the COVID-19 pandemic.

Environmental Matters

As a part of our standard property acquisition processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of a property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks. See “Risk Factors – Risks Relating to Investments In Real Estate - The costs of compliance with environmental laws and regulations and other governmental laws and regulations may adversely affect our income and the cash available for any distributions” and “Risk Factors – Risks Relating to Investments In Real Estate - Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results” in this Annual Report on Form 10-K.

The environmental studies we received on properties that we have acquired have not revealed any material environmental liabilities. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. We are not aware of any existing conditions that we believe would be considered a material environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental risks or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

Government Regulations

We must own, operate, manage, acquire and redevelop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to the COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, have implemented laws and regulations which impact our ability to operate our business in the ordinary course, including our ability to charge certain fees, increase rents and evict residents who violate their lease. We are complying with these governmental requirements, but they, along with the COVID-19 pandemic, had a material impact on our business in 2020 and ongoing compliance may materially affect our results of operations for the year ending December 31, 2021. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2021, as compared to prior periods.

For additional information, see “Risk Factors – Risks Related to the COVID-19 Pandemic - The ongoing COVID-19 pandemic and restrictions intended to prevent its spread could adversely impact our business, results from operations, cash flows, liquidity and capital resources and the market value of our assets,” “Risk Factors – Risk Factors – Risks Relating to Investments In Real Estate - Compliance with the governmental laws, regulations and covenants that are applicable to our properties, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy”, “Risk Factors – Risks Relating to Investments In Real Estate - The costs of compliance with environmental laws and regulations and other governmental laws and regulations may adversely affect our income and the cash available for any distributions” and “Risk Factors – Risks Relating to Investments In Real Estate - Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results” in this Annual Report on Form 10-K.

Competition

The multifamily housing industry is highly fragmented and we compete for residents with a large number of other quality multifamily communities in our target markets which are owned by public and private companies, pension funds, high net worth individuals and family offices, including other REITs, many of which are larger and have more resources than our Company. The number of competitive multifamily properties in a particular market could adversely affect our ability to lease our multifamily communities, as well as the rents we are able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities. The factors on which we focus to compete for residents in our multifamily communities include our high level of resident service, the quality of our apartment communities (including our landscaping and amenity offerings), and the desirability of our locations. Resident leases at our apartment communities are priced competitively based on levels of supply and demand within our target markets and we believe our communities offer a compelling value to prospective residents.

    Similarly, competition for tenants and acquisition of existing centers in the grocery-anchored shopping center sector in our target markets is considerable, consisting of public and private companies, pension funds, high net worth individuals and family offices, including other REITs, many of which are larger and have more resources than our Company. In addition, a significant competitor in this sector are some of the grocery anchors themselves as they acquire land and build their own stores or acquire the entire center where they are the anchor. We are faced with the challenge of maintaining high occupancy rates with a financially stable tenant base. In order to attract quality prospective tenants and retain current tenants upon expiration of their leases, we focus on improving the design and visibility of our centers, building strong relationships with our tenants, and reducing excess operating costs and increasing tenant satisfaction through proactive asset and property management. We target acquisitions in markets with solid surrounding demographics, quality underlying real estate locations, and centers where our asset management approach can provide an environment conducive to creating sales productivity for our tenants.

    We also compete with other primarily institutional-quality owners and investors in the business of acquiring, investing to develop, leasing and operating office properties. We leverage relationships, track record, and the high quality of our physical assets and locations to compete successfully. Additional principal factors of competition are the leasing terms (including rental rates and concessions or allowances offered) and the terms of any other investment activity such as real estate loan investments in new development. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, utilities, governmental regulations, legislation and population trends.

Available Information

The Company makes available all reports which are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC for viewing or download free of charge at the Company's website: www.pacapts.com. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Risk Factor Summary

The following section sets forth a summary of material factors that may adversely affect our business and operations. For a more extensive discussion of these factors, see “1A. Risk Factors” contained in this Annual Report on Form 10-K.

•The ongoing COVID-19 pandemic and restrictions intended to prevent its spread could adversely impact our business, results from operations, cash flows, liquidity and capital resources and the market value of our assets.
•General real estate investment risks may adversely affect property income and values.
•Compliance with the governmental laws, regulations and covenants that are applicable to our properties, including permit, license and zoning requirements and the American with Disabilities Act, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.
•Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.
•Failure to generate sufficient revenue or other liquidity needs could limit cash flow available for distributions to our stockholders.
•There are significant risks with respect to property acquisition, disposition and capital improvement.
•We face potential adverse effects from major tenants’ bankruptcies or insolvencies.
•Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses.
•We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
•Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

•We must comply with the government regulations and rules and failure to comply may affect cash available for distributions.
•Short-term apartment leases expose us to the effects of declining market rents, which could adversely impact our ability to make distributions to our stockholders.
•Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for our multifamily communities.
•Downturns in the retail industry likely will have an adverse impact on our grocery-anchored revenues and cash flow.
•Loss of revenues from significant tenants and our in-line tenants could reduce distributions to our stockholders.
•Our Common Area Maintenance (“CAM”) contributions may not allow us to recover the majority of our operating expenses from retail tenants.
•Increased competition to traditional grocery chains from new market participants, Amazon, online supermarket retailers and food delivery services could adversely affect our grocery-anchored revenues and cash flow.
•We face considerable competition in the office leasing market and may be unable to renew existing office leases or re-let office space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let office space, which may adversely affect our operating results.
•Office space demand for office tenants could be reduced following the COVID-19 pandemic due to increased work from home capabilities adopted by businesses during the COVID-19 pandemic which may affect rental demand and rental rates for office buildings that could have an adverse affect on our operating results.
•Our investments in, or originations of, senior debt or subordinate debt and our investments in membership or partnership interests in entities that own real estate assets will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.
•Our real estate loan assets will involve greater risks of loss than senior loans secured by income-producing properties.
•We may rely significantly on repayment guarantors of our real estate loan investments and, therefore, could be subject to credit concentration that makes us more susceptible to adverse events with respect to such guarantors.
•We have significant debt, which could have important adverse consequences.
•We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.
•If mortgage debt is unavailable at reasonable rates or reasonable amounts, it may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.
•Volatility in and regulation of the commercial mortgage-backed securities market has limited and may continue to impact the pricing of secured debt.
•We depend on our key personnel, whose continued service is not guaranteed.
•Our ability to grow the Company and execute our business strategy may be impaired if we are unable to secure adequate financing.
•Distributions paid from sources other than our net cash provided by operating activities, particularly from proceeds of any offerings of our securities, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with net cash provided by operating activities and may adversely affect our stockholders' overall return.
•The cash distributions our stockholders receive may be less frequent or lower in amount than our stockholders expect.
•Stockholders have limited control over changes in our policies and operations.
•Our authorized but unissued shares of Common Stock and Preferred Stock may prevent a change in our control.
•Because of our holding company structure, we depend on our Operating Partnership subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such Operating Partnership subsidiary and its subsidiaries.
•Our rights and the rights of our stockholders to recover on claims against our directors and officers are limited, which could reduce our stockholders, and our recovery against them if they negligently cause us to incur losses.
•We may change our operational policies (including our investment guidelines, strategies and policies and the targeted assets in which we invest) with the approval of our board of directors but without stockholder consent or notice at any time, which may adversely affect the market value of our Common Stock, our results of operations and cash flows and our ability to pay dividends to our stockholders.
•Upon the sale of any individual property or a portfolio of properties, holders of our Preferred Stock do not have a priority over holders of our Common Stock regarding return of capital.
•Breaches of our data security could materially harm our business and reputation.
•There is no public market for our Preferred Stock or warrants to purchase up to 20 shares of Common Stock, or Warrants, and we do not expect one to develop.

•We will be required to terminate the Series A1/M1 Offering if our Common Stock is no longer listed on the NYSE or another national securities exchange.
•Our ability to redeem shares of Preferred Stock for cash may be limited by Maryland law.
•The Preferred Stock are senior securities, and rank senior to our Common Stock with respect to dividends and payments upon liquidation.
•The Preferred Stock will be subordinate in right of payment to any corporate level debt that we incur in the future, therefore our stockholders' interests could be diluted by the issuance of additional preferred stock, and by other transactions.
•We will be able to call our shares of Preferred Stock for redemption under certain circumstances without our stockholders' consent.
•Loss of our REIT status would have significant adverse consequences to us, the value of Common Stock and our ability to make distributions to our Stockholders.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and restrictions intended to prevent its spread could adversely impact our business, results from operations, cash flows, liquidity and capital resources and the market value of our assets. Our operating results depend, in large part, on revenues derived from leasing apartment homes in our communities to residential tenants, the ability of our residents to earn sufficient income to pay their rents in a timely manner, the extent to which we waive late and other customary fees associated with the apartment rental process, and our ability to limit bad debt and maintain operating results by evicting and re-leasing apartment homes when residents remain delinquent in their payment of rent. Additionally, a prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact our retail and office tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in a tenant’s bankruptcy or insolvency, which would diminish the Company’s ability to receive rental revenue it is owed under their leases.

Across our property types, our average recurring rental revenue collections before and after any effect of rent deferrals for the fourth quarter 2020 were approximately 99.1% and 99.1% for multifamily communities, 97.4% and 98.1% for grocery-anchored retail properties and 99.7% and 99.7% for office properties, respectively. Rent deferments provided to our residents and tenants are limited and are primarily related to a change of timing of rent payments with no significant changes to total payments or term. While we are and will continue to be actively engaged in rent collection efforts, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that our efforts in future periods will be successful in collecting rent.

The ongoing COVID-19 pandemic continues to evolve, and the restrictions intended to prevent its spread have impacted the markets where our properties operate. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations, cash flows, liquidity and capital resources and the market value or our assets, all of which can impact the trading price of our common stock due to, among other factors:

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

•Our properties may incur significant costs or losses related to shelter-in-place orders, quarantines, infection, clean-up costs or other related factors;
•Federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the order issued by the U.S. Centers for Disease Control and Prevention, or CDC, to temporarily halt residential evictions to prevent further spread of COVID-19;
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
•Severe and prolonged disruption and instability in the financial markets, including the debt and equity capital markets, which have already experienced and may continue to experience significant volatility, or deterioration in credit and financing conditions (or a refusal or failure of one or more lenders under our unsecured revolving credit facility to fund their respective financing commitment to us), which may affect our ability to access capital necessary to fund our business operations or refinance maturing debt on a timely basis, on attractive terms or at all, which would adversely affect our ability to meet liquidity and capital expenditure requirements;
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

The extent to which COVID-19 impacts our operations and those of our residents and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. COVID-19 presents material uncertainty and risk with respect to our performance, business or financial condition, results from operations and cash flows.

The impact of COVID-19 may also heighten other risks discussed herein, which could adversely affect our business, financial condition, results of operations, cash flows and estimated share value.

Risks Related to Investments in Real Estate

General real estate investment risks may adversely affect property income and values. Real estate investments are subject to a variety of risks. If the communities and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to our stockholders will be adversely affected. Income from the properties may be further adversely affected by, among other things, the following factors:

•changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and wages and the local economy and occupancy rates in retail shopping centers and office buildings;
•inflationary environments in which the costs to operate and maintain communities increase at a rate greater than our ability to increase rents, or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases;
•local real estate market conditions, such as oversupply or reduction in demand for our properties;
•competition from other available alternatives properties in our markets for our tenants;
•changes in space utilization by our tenants due to technology, economic conditions and business culture;
•the Company’s ability to provide for adequate maintenance and insurance;
•a pandemic or other health crisis, such as the outbreak and global spread of COVID-19;
•tenants' perceptions of the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;
•declines in the financial condition of our tenants and residents, which may make it more difficult for us to collect rent;
•increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs; and
•changes in interest rates and availability of financing.

As leases at the communities expire, tenants may enter into new leases on terms that are less favorable to us. Income and real estate values also may be adversely affected by such factors as applicable laws, including, without limitation, the Americans with Disabilities Act of 1990 (the "Disabilities Act"), Fair Housing Amendment Act of 1988 (the "FHAA"), laws and regulations regarding evictions, other laws regulating housing that may prevent the Company from raising rents to offset increased operating expenses, and tax laws.

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

We may suffer losses that are not covered by insurance. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to obtain comprehensive insurance for our properties, including casualty, liability, fire, extended coverage and rental loss customarily, that is of the type obtained for similar properties and in amounts which we determine are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to acts of war, earthquakes, floods, wind, pollution, environmental matters or terrorism which are either uninsurable, not economically insurable, or may be insured subject to material limitations, such as large deductibles or co-payments. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us. Although we intend to adequately insure our properties, we can offer no assurance that we will successfully do so.

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

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs. The Disabilities Act generally requires that public buildings, including “public accommodations," be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties or in properties we acquire, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our stockholders. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

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

We may be unable to sell a property if or when we decide to do so, or we may not make a profit if we sell a property, which could adversely impact our ability to make distributions to our stockholders. In connection with the acquisition of a property, we may agree on restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property or agreeing to significant debt prepayment costs if a property is sold and the debt is repaid before maturity. Even absent such restrictions, the real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and supply and demand. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or real estate-related asset. If we are unable to sell a property or real estate-related asset when we determine to do so or we sell and fail to recover all or a portion of our investment, it could have a significant adverse effect on our cash flow and results of operations. As a result, we may not have funds to make distributions to our stockholders.

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

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited. Real estate investments are relatively illiquid, and as a result, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We also will have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders and we may use such proceeds to:

•purchase additional properties;
•repay debt, if any;
•redeem shares of Preferred Stock or repurchase our Common Stock;
•buy out the interests of any co-venturers or other partners in any joint venture in which we are a party;
•create working capital reserves; or
•make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

We face potential adverse effects from major tenants’ bankruptcies or insolvencies. The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our retail and/or office properties. Our tenants could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a bankrupt tenant may reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results of operations.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses. In addition to our existing joint ventures, we may make investments in other joint ventures or other partnership arrangements between us, our affiliates or with unaffiliated third parties. We also may purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:
•joint venturers may share certain approval rights over major decisions, including sale and refinancing;
•a co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;
•a co-venturer, co-owner or partner in an investment might become insolvent or bankrupt;
•we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;
•a co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;
•disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or
•under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas. We are subject to geographic concentrations, the carrying values of which are as follows as of December 31, 2020:

	Carrying value of real estate assets and real estate-related loans, in millions:	Percentage

Florida	$1,149.3	29.4%
Georgia	790.6	20.2%
North Carolina	806.2	20.6%
Texas	293.7	7.5%
Virginia	209.9	5.4%
Tennessee	157.2	4.0%
Alabama	142.4	3.6%
California	120.1	3.1%
South Carolina	76.4	2.0%
Maryland	63.1	1.6%
Pennsylvania	37.1	0.9%
Kansas	35.6	0.9%
Kentucky	32.0	0.8%

Total	$3,913.6	100.0%

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

Risks Related to our Investments in Multifamily Communities

We must comply with the FHAA and failure to comply may affect cash available for distributions. We must comply with the FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation that may affect cash available for distributions.

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

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for our multifamily communities. There are numerous housing alternatives that compete with our communities in attracting tenants. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which our communities are located. Competitive housing in a particular area and fluctuations in cost of owner-occupied single- and multifamily homes caused by a decrease in housing prices, mortgage interest rates and/or government programs to promote home ownership or create additional rental and/or other types of housing, could adversely affect our ability to retain tenants, lease apartment homes and increase or maintain rents. If the demand for our communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. We also faces competition from other companies, REITs, businesses and other entities in the acquisition and operation of apartment communities. This competition may result in an increase in prices and costs of apartment communities that we intend to acquire.

Risks Related to our Grocery-Anchored Shopping Center Investments

Downturns in the retail industry likely will have a direct adverse impact on our grocery-anchored revenues and cash flow. Our retail properties currently owned and planned for acquisition consist primarily of grocery-anchored shopping centers. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:

•weakness in the national, regional and local economies, and declines in consumer confidence which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;
•changes in market rental rates;
•changes in demographics (including the number of households and average household income) surrounding our shopping centers;
•adverse financial conditions for grocery anchors and other retail, service, medical or restaurant tenants;
•continued consolidation in the retail and grocery sector;
•excess amount of retail space in our markets;
•reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;
•increased diversification of product offerings by grocery anchors can lead to increased competition, declining same store sales and store closings;
•increases in e-commerce and alternative distribution channels may negatively affect out tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our grocery anchors, which could lead to store closures;
•the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers;
•a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19); and
•consequences of any armed conflict involving, or terrorist attack against, the United States.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in our retail properties, our ability to sell, acquire or develop retail properties, and our cash available for distributions to stockholders.
Loss of revenues from significant tenants and our in-line tenants could reduce distributions to our stockholders. For our currently owned and planned acquisitions of grocery-anchored shopping centers, we derive or will derive significant revenues from anchor tenants such as Publix, Kroger, Harris Teeter, Wal-Mart, Food Lion, Giant, Randall's, Sprouts, BJ's Wholesale Club and The Fresh Market, in addition to our in-line tenants.

Distributions to our stockholders could be adversely affected by the loss of revenues in the event our tenants:

•become bankrupt or insolvent;
•experience a downturn in their business;
•materially default on their leases;
•do not renew their leases as they expire; or
•renew at lower rental rates.

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

If our competitors offer office accommodations at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing office leases. These competitors could include our own tenants who may be offering to sublease at lower rates some or all of the space we have leased to them. Even if our tenants renew their leases or we are able to re-let the office space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew office leases or re-let office space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, ability to pay distributions to our stockholders, and ability to satisfy our debt service obligations could be adversely affected.

Demand for office space could be reduced following the COVID-19 pandemic due to increased work from home capabilities adopted by businesses during the COVID-19 pandemic which may affect rental demand and rental rates for office buildings that could have an adverse affect on our operating results. During the COVID-19 pandemic, many businesses have adapted by implementing extensive work from home technologies and capabilities for their workforce. Many of these solutions will be available following the end of the COVID-19 pandemic and could reduce the need for office space for many businesses. A reduction in demand for office space could reduce the rental rates and/or increase vacancies at our office properties. If we have a reduction in rental rates at renewal or when we re-let the space or longer vacancies at our office properties, our financial condition, cash flows, ability to pay distributions to our stockholders, and ability to satisfy our debt service obligations could be adversely affected.

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

These investments also will subject us to the risks inherent with real estate investments referred to previously, including the risks described with respect to multifamily, retail and office properties and other real estate-related investments and similar risks, including:

•risks of delinquency and foreclosure, and risks of loss in the event thereof;
•the dependence upon the successful operation of, and net income from, real property;
•risks generally incident to interests in real property; and
•risks specific to the type and use of a particular property

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

Risks Associated with Debt Financing

We have significant debt, which could have important adverse consequences. As of December 31, 2020, we had outstanding debt of approximately $2.7 billion. This indebtedness could have important consequences, including:

•if a property is mortgaged to secure payment of indebtedness, and if we are unable to meet our mortgage obligations, we could sustain a loss as a result of foreclosure on the mortgaged property;
•our vulnerability to general adverse economic and industry conditions is increased; and
•our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.

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

We may not be able to renew, repay or refinance our indebtedness when due or may be required to refinance our indebtedness at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses. Such losses could have an adverse effect on us and our ability to make distributions to our stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the lender could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequential loss of revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on the Preferred Stock and our Common Stock. Our governing documents do not have limitations on the amount of leverage we may use. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends due to debt covenant restrictions and/or resulting lower amounts of cash from operating activities because of higher interest and/or principle payments. As a result, we may not have sufficient funds remaining to fund our dividend distributions relating to our Preferred Stock and our Common Stock.

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

If mortgage debt is unavailable at reasonable rates or reasonable amounts, it may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. As such, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If any of these events occur, our interest cost would increase as a result, which would reduce our cash flow. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money. If we are unable to refinance maturing indebtedness with respect to a particular property and are unable to pay the same, then the lender may foreclose on such property.

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
Volatility in and regulation of the commercial mortgage-backed securities market has limited and may continue to impact the pricing of secured debt. A lack of volume in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution, including:
•the general availability of loan proceeds/originators:
•higher loan spreads;
•tighter loan covenants;
•reduced loan to value ratios and resulting borrower proceeds; and
•higher amortization and reserve requirements.

Risks Related to Our Organization, Structure and Management

We depend on our key personnel, whose continued service is not guaranteed. Our success depends on our ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the departure of any of our key personnel could have an adverse effect on the Company.

The Maryland Business Combination Act may delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the Company's stock or otherwise be in the best interest of our stockholders. Under the Maryland General Corporation Law, certain "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock of the corporation. The law also requires two supermajority stockholder votes for such transactions. This means that the transaction must be approved by at least:

•80% of the votes entitled to be cast by holders of outstanding voting shares; and
•two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

Stockholders have limited control over changes in our policies and operations. Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Holders of our Preferred Stock have no voting rights. Under our charter and the Maryland General Corporation Law, holders of our Common Stock generally have a right to vote only on the following matters:

•the election or removal of directors;
•the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
◦change our name;
◦change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
◦increase or decrease the aggregate number of shares of stock that we have the authority to issue;
◦increase or decrease the number of shares of any class or series of stock that we have the authority to issue; and
◦effect certain reverse stock splits;
•our liquidation and dissolution; and
•our being a party to a merger, consolidation, sale or other disposition of all or substantially all our assets or statutory share exchange.

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

Our rights and the rights of our stockholders to recover on claims against our directors and officers are limited, which could reduce our stockholders, and our recovery against them if they negligently cause us to incur losses. The Maryland General Corporation Law provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner she or he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director.

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

We may change our operational policies (including our investment guidelines, strategies and policies and the targeted assets in which we invest) with the approval of our board of directors but without stockholder consent or notice at any time, which may adversely affect the market value of our Common Stock, our results of operations and cash flows and our ability to pay dividends to our stockholders. Our board of directors and/or management determines our operational policies and may amend or revise our policies (including our policies with respect to the targeted assets in which we invest, dispositions, growth, operations, indebtedness, capitalization and dividends) or approve transactions that deviate from these policies at any time, without a vote of, or notice to, our stockholders. We may change our investment guidelines and our strategy at any time, including investing in or divesting from an asset class different from our current targeted assets, with the approval of our board of directors, but without the consent of, or notice to, our stockholders, which could result in us making investments that are different in type from, and possibly riskier than, the investments we currently invest in or could result in a loss when divesting from an existing asset class.

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

If we fund distributions from the proceeds of an offering of our securities, we will have less funds available for acquiring properties or real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability by increasing our expenses for interest owed on borrowing and the obligation to repay borrowings in the future. Funding distributions with the sale of assets or the proceeds of an offering of our securities may affect our ability to generate net cash provided by operating activities. Funding distributions from the sale of our securities could dilute the interest of our common stockholders if we sell shares of our Common Stock or securities convertible or exercisable into shares of our Common Stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient net cash provided by operating activities, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on our stockholders.
The cash distributions our stockholders receive may be less frequent or lower in amount than our stockholders expect. Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure our stockholders that we will continue to generate sufficient available cash flow to fund distributions nor can we assure our stockholders that sufficient cash will be available to make distributions to our stockholders. It is difficult for us to predict the amount of distributions our stockholders may receive and we may be unable to pay, maintain or increase distributions over time. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions.
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

Failure to generate sufficient revenue or other liquidity needs could limit cash flow available for distributions to our stockholders. A decrease in rental revenue, or liquidity needs such as the repayment of indebtedness or funding of our acquisition and development activities, could have an adverse effect on our ability to pay distributions to our stockholders. Significant expenditures associated with each property such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a property.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make distributions to our stockholders. When residents or tenants do not renew their leases or otherwise vacate their space, in order to attract replacement residents or tenants, we may be required to expend significant funds for capital improvements to the vacated apartment units or leased spaces and common areas. In addition, we may require substantial funds to renovate a property in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We typically establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves separately maintained from any reserves we establish. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing will increase our interest expense; therefore, our financial condition and our ability to make distributions to our stockholders may be adversely affected.

Upon the sale of any property or portfolio of properties, holders of our Preferred Stock do not have a priority over holders of our Common Stock regarding return of capital. Holders of our Preferred Stock do not have a right to receive a return of capital prior to holders of our Common Stock upon the sale of a property or a portfolio of properties that is less than substantially all of our assets. Depending on the price at which any property or portfolio of properties is sold, it is possible that holders of our Common Stock will receive a return of capital prior to the holders of our Preferred Stock, provided that any accrued but unpaid dividends have been paid in full to holders of Preferred Stock. It is also possible that holders of our Common Stock will receive additional distributions from the sale of a property or a portfolio of properties (in excess of their capital attributable to the asset sold) before the holders of Preferred Stock receive a return of their capital.

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

Breaches of our data security could materially harm our business and reputation. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks around the world. We collect and retain certain personal information provided by our residents and tenants and store our financial information on computer systems and access the data over the Internet. In addition, we engage third party service providers that may have access to, and store on their systems, such personally identifiable information and financial data in connection with providing necessary information technology and security and other business services to us. While we have implemented a variety of security measures to protect the confidentiality and security of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures may result in, among other things:

•unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, including personally identifiable and account information that could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•result in unauthorized access to or changes to our financial accounting and reporting systems and related data;
•legal liability and costs (including damages and penalties);
•damage to our reputation;
•theft of funds;
•our inability to maintain building systems relied on by our tenants; and
•significant management attention and resources to remedy the damages and penalties that result.

These events could have an adverse impact on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
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

Our ability to redeem shares of Preferred Stock may be limited by Maryland law and our charter. Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed its total liabilities (the balance sheet solvency test). The Company may redeem its shares of Preferred Stock in its choice of either cash or Common Stock, at its sole discretion. If the Company is insolvent at any time when a redemption of shares of Preferred Stock is required to be made, the Company may not be able to effect such redemption for cash. In addition, our charter provides that we are limited in our ability to redeem Preferred Stock to the extent we have "sufficient funds."

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

We will be able to call our shares of Preferred Stock for redemption under certain circumstances without our stockholders' consent. We will have the ability to call the outstanding shares of Series A Preferred Stock five years following the date of original issuance, mShares after ten years following the date of original issuance and Series A1 Preferred Stock and Series M1 Preferred Stock after two years following the date of original issuance. At that time, we will have the right to redeem, at our option, the outstanding shares of Preferred Stock, in whole or in part, at 100% of the Stated Value, plus any accrued and unpaid dividends. We have the right, in our sole discretion, to pay the redemption price in cash or in equal value of our Common Stock, based upon (i) for our Series A Preferred Stock and mShares, the volume weighted average price of our Common Stock for the 20 trading days prior to the redemption date or (ii) for our Series A1 Preferred Stock and Series M1 Preferred Stock, the closing price of our Common Stock for the trading day immediately preceding the date fixed for the call as specified by the Company.

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

    If we were to fail to qualify as a REIT in any taxable year:

•we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;
•we would be subject to U.S. federal income tax on our taxable income at the corporate rate and possibly increased state and local taxes;
•we could be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;
•we would have less cash to make distributions to our stockholders; and
•we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

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

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes. From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, unless certain exceptions apply, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction, and our ability to retain proceeds from real property sales may be jeopardized.

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

Certain Employee Benefit Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to liability and penalties. Special considerations apply to the purchase or holding of securities by employee benefit plans subject to the fiduciary rules of Title I of ERISA (“ERISA Plans”), including pension or profit sharing plans and entities that hold assets of such ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans”). If you are investing the assets of any Benefit Plan, you should satisfy yourself that:

•your investment is consistent with your fiduciary obligations under ERISA and the Code;
•your investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;
•your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;
•in making such investment decision, you have considered the effect the investment will have on the liquidity of the Benefit Plan and whether or not the investment will produce UBTI for the Benefit Plan;
•you will be able to value the assets of the Benefit Plan annually in accordance with any applicable ERISA or Code requirements and applicable provisions of the Benefit Plan; and
•your investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

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

Item  1B.    Unresolved Staff Comments

None.

Item  2.    Properties

Multifamily Communities

At December 31, 2020, we owned the following 37 properties within our multifamily communities segment:

Property	Location	Year constructed	Number of Units	Average Unit Size (sq. ft.)	Average Rent per Unit (1)

Summit Crossing	Atlanta, GA	2007	345	1,034	$1,253
Summit Crossing II	Atlanta, GA	2013	140	1,100	$1,366
The Reserve at Summit Crossing	Atlanta, GA	2017	172	1,002	$1,344
Vineyards	Houston, TX	2003	369	1,122	$1,202
Aster at Lely Resort	Naples, FL	2015	308	1,071	$1,439
CityPark View Property:
CityPark View	Charlotte, NC	2014	284	948	$1,166
CityPark View South	Charlotte, NC	2017	200	1,005	$1,274
Avenues at Cypress	Houston, TX	2014	240	1,170	$1,455
Venue at Lakewood Ranch	Sarasota, FL	2015	237	1,001	$1,515
Citi Lakes	Orlando, FL	2014	346	984	$1,468
Avenues at Northpointe	Houston, TX	2013	280	1,167	$1,395
Lenox Village Property:
Lenox Village	Nashville, TN	2009	273	906	$1,309
Regent at Lenox Village	Nashville, TN	2009	18	1,072	$1,399
Retreat at Lenox Village	Nashville, TN	2015	183	773	$1,254
Stone Creek	Houston, TX	2009	246	852	$1,201
Overton Rise	Atlanta, GA	2015	294	1,018	$1,595
Village at Baldwin Park	Orlando, FL	2008	528	1,069	$1,661
Crosstown Walk Property:
Crosstown Walk	Tampa, FL	2014	342	1,070	$1,341
Overlook at Crosstown Walk	Tampa, FL	2016	180	986	$1,413
525 Avalon Park	Orlando, FL	2008	487	1,394	$1,512
Sorrel	Jacksonville, FL	2015	290	1,048	$1,342
Retreat at Greystone	Birmingham, AL	2015	312	1,100	$1,376
Citrus Village	Tampa, FL	2011	296	980	$1,353
Founders Village	Williamsburg, VA	2014	247	1,070	$1,399
Claiborne Crossing	Louisville, KY	2014	242	1,204	$1,345
Luxe at Lakewood Ranch	Sarasota, FL	2016	280	1,105	$1,490
Adara Overland Park	Kansas City, KS	2016	260	1,116	$1,374
Aldridge at Town Village	Atlanta, GA	2016	300	969	$1,419
Colony at Centerpointe	Richmond, VA	2016	255	1,149	$1,397
City Vista (2)	Pittsburgh, PA	2014	272	1,023	$1,457
Lux at Sorrel	Jacksonville, FL	2017	265	1,025	$1,383
Green Park	Atlanta, GA	2017	310	985	$1,489
Lodge at Hidden River	Tampa, FL	2017	300	980	$1,397
Vestavia Reserve	Birmingham, AL	2016	272	1,113	$1,554
Artisan at Viera	Melbourne, FL	2018	259	1,070	$1,682
Five Oaks at Westchase	Tampa, FL	2019	218	983	$1,504
Horizon at Wiregrass	Tampa, FL	2018	392	973	$1,505
Parkside at the Beach	Panama City Beach, FL	2019	288	1,041	$1,390
The Blake	Orlando, FL	2019	281	908	$—
The Menlo	Jacksonville, FL	2020	332	966	$—

			11,143

(1) Data is only presented for stabilized properties owned by us for at least three months. Values are based on leasing activity from the quarter-ended December 31, 2020.
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

New Market Properties
    At December 31, 2020, we owned the following 54 grocery-anchored shopping centers, which comprise our New Market Properties segment:

Property name	Location	Year built	GLA (1)		Percent leased	Grocery anchor tenant

Castleberry-Southard	Atlanta, GA	2006	80,018		98.3%	Publix
Cherokee Plaza	Atlanta, GA	1958	102,864		100.0%	Kroger
Governors Towne Square	Atlanta, GA	2004	68,658		95.9%	Publix
Lakeland Plaza	Atlanta, GA	1990	301,711		95.3%	Sprouts
Powder Springs	Atlanta, GA	1999	77,853		92.5%	Publix
Rockbridge Village	Atlanta, GA	2005	102,432		84.4%	Kroger
Roswell Wieuca Shopping Center	Atlanta, GA	2007	74,370		97.8%	The Fresh Market
Royal Lakes Marketplace	Atlanta, GA	2008	119,493		91.4%	Kroger
Sandy Plains Exchange	Atlanta, GA	1997	72,784		98.8%	Publix
Summit Point	Atlanta, GA	2004	111,970		83.9%	Publix
Thompson Bridge Commons	Atlanta, GA	2001	92,587		97.5%	Kroger
Wade Green Village	Atlanta, GA	1993	74,978		95.9%	Publix
Woodmont Village	Atlanta, GA	2002	85,639		98.6%	Kroger
Woodstock Crossing	Atlanta, GA	1994	66,122		100.0%	Kroger
East Gate Shopping Center	Augusta, GA	1995	75,716		90.4%	Publix
Fury's Ferry	Augusta, GA	1996	70,458		93.2%	Publix
Parkway Centre	Columbus, GA	1999	53,088		97.7%	Publix
Greensboro Village	Nashville, TN	2005	70,203		98.3%	Publix
Spring Hill Plaza	Nashville, TN	2005	66,693		100.0%	Publix
Parkway Town Centre	Nashville, TN	2005	65,587		100.0%	Publix
The Market at Salem Cove	Nashville, TN	2010	62,356		100.0%	Publix
The Market at Victory Village	Nashville, TN	2007	71,300		100.0%	Publix
The Overlook at Hamilton Place	Chattanooga, TN	1992	213,095		99.3%	The Fresh Market
Shoppes of Parkland	Miami-Ft. Lauderdale, FL	2000	145,720		100.0%	BJ's Wholesale Club
Crossroads Market	Naples, FL	1993	126,895		98.6%	Publix
Neapolitan Way (2)	Naples, FL	1985	137,580		91.5%	Publix
Berry Town Center	Orlando, FL	2003	99,441		83.0%	Publix
Deltona Landings	Orlando, FL	1999	59,966		98.4%	Publix
University Palms	Orlando, FL	1993	99,172		98.9%	Publix
Disston Plaza	Tampa-St. Petersburg, FL	1954	129,150		97.5%	Publix
Barclay Crossing	Tampa, FL	1998	54,958		100.0%	Publix
Polo Grounds Mall	West Palm Beach, FL	1966	130,285		100.0%	Publix
Kingwood Glen	Houston, TX	1998	103,397		97.1%	Kroger
Independence Square	Dallas, TX	1977	140,218		86.6%	Tom Thumb
Midway Market	Dallas, TX	2002	85,599		90.3%	Kroger
Oak Park Village	San Antonio, TX	1970	64,855		100.0%	H.E.B.
Irmo Station	Columbia, SC	1980	99,384		90.8%	Kroger
Rosewood Shopping Center	Columbia, SC	2002	36,887		93.5%	Publix
Anderson Central	Greenville Spartanburg, SC	1999	223,211		94.2%	Walmart
Fairview Market	Greenville Spartanburg, SC	1998	46,303		97.0%	Aldi
Brawley Commons	Charlotte, NC	1997	122,028		99.2%	Publix
West Town Market	Charlotte, NC	2004	67,883		100.0%	Harris Teeter
Heritage Station	Raleigh, NC	2004	72,946		100.0%	Harris Teeter
Maynard Crossing	Raleigh, NC	1996	122,781		92.7%	Harris Teeter
Wakefield Crossing	Raleigh, NC	2001	75,927		98.2%	Food Lion
Southgate Village	Birmingham, AL	1988	75,092		96.8%	Publix
Hollymead Town Center	Charlottesville, VA	2005	158,807		92.8%	Harris Teeter
Free State Shopping Center	Washington, DC	1970	264,152		97.3%	Giant

			4,922,612		95.6%
Redevelopment properties:
Champions Village	Houston, TX	1973	383,346		68.8%	Randalls
Sweetgrass Corner	Charleston, SC	1999	89,124		29.1%	(3)
Conway Plaza	Orlando, FL	1966	117,705		76.3%	Publix
Hanover Center (4)	Wilmington, NC	1954	305,346		81.1%	Harris Teeter
Gayton Crossing	Richmond, VA	1983	158,316	(5)	76.1%	Kroger
Fairfield Shopping Center (4)	Virginia Beach, VA	1985	231,829		86.2%	Food Lion

			1,285,666		73.7%
Grand total/weighted average			6,208,278		91.0%

(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.

(2) Investment in an unconsolidated joint venture that is not prorated for our ownership percentage.
(3) Bi-Lo (the former anchor tenant) had extended their term through April 30, 2019 and had no further right or option to extend their lease.
(4) Property is owned through a consolidated joint venture.
(5) The GLA figure shown excludes the GLA of the Kroger store, which is owned by others.

    Our retail leases have original lease terms which generally range from three to seven years for spaces under 10,000 square feet and from ten to twenty years for spaces over 10,000 square feet. Anchor leases generally contain renewal options for one or more additional periods whereas in-line tenant leases may or may not have renewal options. With the exception of anchor leases, the leases generally contain contractual increases in base rent rates over the lease term and the base rent rates for renewal periods are generally based upon the rental rate for the primary term, which may be adjusted for inflation or market conditions. Anchor leases generally do not contain contractual increases in base rent rates over the lease term and the renewal periods. Our leases generally provide for the payment of fixed monthly rentals and may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level (“percentage rent”). Our leases also generally include tenant reimbursements for common area expenses, insurance, and real estate taxes. Utilities are generally paid by tenants either directly through separate meters or through payment of tenant reimbursements. The foregoing general description of the characteristics of the leases in our centers is not intended to describe all leases and material variations in lease terms may exist.
    Our grocery anchor tenants comprised 44.1% of our portfolio GLA at December 31, 2020. Our small in-line tenants generally consist of retail, consumer services, healthcare providers, and restaurants. The following table summarizes our grocery anchor tenants by GLA as of December 31, 2020:

Grocery Anchor Tenant	GLA	% of total GLA
Publix	1,179,030	19.0%
Kroger	581,593	9.4%
Harris Teeter	273,273	4.4%
Wal-Mart	183,211	3.0%
BJ's Wholesale Club	108,532	1.7%
Food Lion	76,523	1.2%
Giant	73,149	1.2%
Randall's	61,604	1.0%
H.E.B	54,844	0.9%
Tom Thumb	43,600	0.7%
The Fresh Market	43,321	0.7%
Sprouts	29,855	0.5%
Aldi	23,622	0.4%

Total	2,732,157	44.1%

The following table summarizes New Market Properties' contractual lease expirations for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	Totals
	Number of leases	Leased GLA	Percent of leased GLA

Month to month	14	26,085	0.5%
2021	150	430,821	7.6%
2022	183	634,522	11.3%
2023	149	650,023	11.5%
2024	129	1,184,959	21.0%
2025	122	981,750	17.4%
2026	48	368,268	6.5%
2027	29	193,733	3.4%
2028	28	357,227	6.3%
2029	25	151,566	2.7%
2030	16	114,687	2.0%
2031 +	20	547,821	9.8%

Total	913	5,641,462	100.0%

    Preferred Office Properties

    At December 31, 2020, we owned the following nine office properties, which comprise our Preferred Office Properties segment:

Property Name	Location	GLA	Percent leased
Three Ravinia	Atlanta, GA	814,000	92%
150 Fayetteville	Raleigh, NC	560,000	91%
Capitol Towers	Charlotte, NC	479,000	98%
CAPTRUST Tower	Raleigh, NC	300,000	98%
Westridge at La Cantera	San Antonio, TX	258,000	100%
Morrocroft Centre	Charlotte, NC	291,000	95%
Armour Yards	Atlanta, GA	187,000	93%
Brookwood Center	Birmingham, AL	169,000	100%
Galleria 75	Atlanta, GA	111,000	90%

Total/Average		3,169,000	95%

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

    As of December 31, 2020, our significant tenants within our Preferred Office Properties segment consisted of:

	Rentable square footage	Percent of Annual Base Rent	Annual Base Rent (in thousands)
InterContinental Hotels Group	495,000	13.8%	$11,876
Albemarle	162,000	6.6%	5,727
CapFinancial	105,000	4.3%	3,738
United Services Automobile Association	129,000	3.7%	3,196
Vericast	129,000	3.4%	2,953

	1,020,000	31.8%	27,490

The following table summarizes contractual lease expirations within our Preferred Office Properties segment for the next ten years and thereafter, assuming no tenants exercise their renewal options:

Office building portfolio
		Percent of
Year of lease expiration	Rented square	rented
	feet	square feet
2021	215,000	7.3%
2022	128,000	4.3%
2023	124,000	4.2%
2024	279,000	9.4%
2025	255,000	8.6%
2026	265,000	8.9%
2027	328,000	11.1%
2028	246,000	8.3%
2029	57,000	1.9%
2030	177,000	6.0%
2031 +	888,000	30.0%

Total	2,962,000	100.0%

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

    Our Common Stock (symbol "APTS") has been listed on the New York Stock Exchange since July 17, 2015.

    As of December 31, 2020, there were approximately 29,400 holders of record of our Common Stock. This total excludes an unknown number of holders of 8.9 million shares of Common Stock in street name at non-responding brokerage firms.

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

Total Return of $1,000 Investment
$2,000
$1,750
$1,500
$1,250
$1,000
$750
$500
01/01/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
APTS Common Stock
MSCI US REIT INDEX
S&P 500

The chart above presents comparative investment results through December 31, 2020 of a hypothetical initial investment of $1,000 on January 1, 2016 in: (i) our Common Stock, ticker symbol "APTS;" (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P 500 Index. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	1/1/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
APTS Common Stock	$1,000	$1,210	$1,721	$1,257	$1,275	$795
MSCI U. S. REIT Index	$1,000	$1,086	$1,141	$1,089	$1,370	$648
S&P 500	$1,000	$1,095	$1,308	$1,226	$1,581	$1,838

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended 2020.

Preferred Stock Redemptions

For the year ended December 31, 2020, we redeemed 358,724 shares of Series A Preferred Stock, 26 shares of Series A1 Preferred Stock, 14,287 mShares and 35 shares of Series M1 Preferred Stock. The redemption price was $1,000 per share, less any applicable declining redemption fee.

Item  6.    Selected Financial Data

None.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

    On January 1, 2020, Joel T. Murphy became Chief Executive Officer of the Company. Mr. Murphy will continue as a member of the board, where he has served since May 2019. Mr. Murphy was the CEO of our New Market Properties subsidiary for the last five years until his appointment as our CEO. Mr. Murphy succeeded our previous CEO and Chairman of the Board, Daniel M. DuPree, who has remained with us as Executive Chairman of the Board.

    On January 31, 2020, we internalized the functions performed by Preferred Apartment Advisors, LLC (the "Former Manager") and NMP Advisors, LLC (the "Former Sub-Manager") by acquiring the entities that owned the Former Manager and the Former Sub-Manager (such transactions, collectively, the "Internalization") for an aggregate purchase price of $154.0 million, plus up to $25.0 million of additional consideration. Additionally, up to $15.0 million of the $154.0 million purchase price was to be held back and is payable to the sellers less certain losses following final resolution of certain specified matters. Pursuant to the Stock Purchase Agreement entered into on January 31, 2020 the sellers sold all of the outstanding shares of NELL Partners, Inc. (“NELL”) and NMA Holdings, Inc. ("NMA"), parent companies of the Former Manager and Former Sub-Manager, respectively, to us, in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15.0 million for certain specified matters. Trusts established, or entities owned, by the family of John A. Williams, the Company’s former Chairman of the Board and Chief Executive Officer, Daniel M. DuPree, the Company’s Executive Chairman of the Board and former Chief Executive Officer of the Company, and Leonard A. Silverstein, the Company’s former Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and Mr. Silverstein were the owners of the Former Sub-Manager.

At our 2020 annual meeting of stockholders, William J. Gresham, Jr., Leonard A. Silverstein, and John M. Wiens did not stand for re-election as members of our Board of Directors and John M. Cannon was elected as a member of our Board of Directors until our annual meeting of stockholders in 2021, if and when a successor is elected and qualified.

On November 3, 2020 we sold all eight of our student housing communities and one real estate loan investment to an unrelated third party. This transaction represented our exit from the student housing sector.

During the year ended December 31, 2020, we acquired four multifamily communities and two grocery-anchored shopping centers. We also sold one multifamily community and contributed one grocery-anchored shopping center to a joint venture in exchange for cash and a 50% interest in the joint venture.

On November 19, 2020, we announced an approval by our common stockholders of a reduction of our call option on our Series A Redeemable Preferred Stock from 10 years to 5 years.

On November 24, 2020, we called and redeemed 208,786 shares of Series A Preferred Stock, which was approximately 80% of the outstanding shares of Series A Preferred Stock that was available to be redeemed at our option. Holders of another approximate 149,938 million shares of Series A Preferred Stock were redeemed by the holders during the year ended December 31, 2020.

    During the year ended December 31, 2020, we issued 144,645 shares of Series A1 Preferred Stock and collected net proceeds of approximately $130.2 million and we issued 18,845 shares of Series M1 Preferred Stock and collected net proceeds of approximately $18.3 million. During the year ended December 31, 2020, we issued 65,298 Units (one share of Series A Preferred Stock and one warrant to purchase 20 shares of our Common Stock) and collected net proceeds of approximately $58.8 million from our $1.5 Billion Unit Offering. We issued no mShares during 2020. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

    In addition, during the year ended December 31, 2020, we issued approximately 617,000 shares of Common Stock under our ATM Program.

Forward-looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "goals," "guidance," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•our business and investment strategy;
•our projected operating results;
•actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies;
•the state of the U.S. economy generally or in specific geographic areas;
•economic trends and economic recoveries;
•our ability to obtain and maintain financing arrangements, including through Fannie Mae and Freddie Mac;
•financing and advance rates for our target assets;
•our expected leverage;
•changes in the values of our assets;
•our expected portfolio of assets;
•our expected investments;
•interest rate mismatches between our target assets and our borrowings used to fund such investments;
•changes in interest rates and the market value of our target assets;
•changes in prepayment rates on our target assets;
•effects of hedging instruments on our target assets;
•rates of default or decreased recovery rates on our target assets;
•changes in our operating costs, including real estate taxes, utilities and insurance costs;
•the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•our ability to maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
•the possibility that the anticipated benefits from the internalization of our Former Manager and Former Sub-Manager, or the Internalization, may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;
• the impact of the coronavirus (COVID-19) pandemic on PAC’s business operations and the economic conditions in the markets in which PAC operates;

• PAC’s ability to mitigate the impacts arising from COVID-19;
•the availability of investment opportunities in mortgage-related and real estate-related investments and securities;
•the availability of qualified personnel;
•estimates relating to our ability to make distributions to our stockholders in the future;
•our understanding of our competition;
•market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy;
•weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;
•changes in market rental rates;
•changes in demographics (including the number of households and average household income) surrounding our shopping centers;
•adverse financial conditions for grocery anchors and other retail, service, medical or restaurant tenants;
•continued consolidation in the grocery-anchored shopping center sector;
•excess amount of retail space in our markets;
•reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;
•the growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;
•the entry of new market participants into the food sales business, such as Amazon's acquisition of Whole Foods, the growth of online food delivery services and online supermarket retailers and their collective adverse effect on traditional grocery chains;
•our ability to aggregate a critical mass of grocery-anchored shopping centers;
•the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers; and
•consequences of any armed conflict involving, or terrorist attack against, the United States.

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2020 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
    The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Industry Outlook

    In spite of the COVID-19 pandemic, we believe continued, albeit sporadic, improvement in the United States' economy will take hold for 2021, with continued improvement in the job market from pandemic lows and growth and improvements in the overall economy. As the country combats the effects of the COVID-19 pandemic with vaccine rollouts and other measures, it should be the case that the impact from the pandemic lessens and the economy can begin a path to normalcy. The new presidential administration reduces some uncertainty in the direction and trajectory of economic growth and increases the probability of a larger stimulus package being enacted, which should also energize the economy and speed economic recovery. We believe a recovering economy, improving job market and increased consumer confidence should help create favorable conditions in the recovery for the multifamily sector, grocery-anchored shopping centers and class A office demand.

Multifamily Communities

The Company continues to believe in the health of the multifamily industry, which is driven by both favorable demographic tailwinds and strong economic fundamentals.

Two of the nation’s largest generational cohorts - an estimated 72 million Millennials and 72 million Baby Boomers – continue to create demand for multifamily housing. Lifestyle trends within these groups support the multifamily thesis, with Millennials seeking flexibility and Baby Boomers looking to downsize and reduce ongoing maintenance required with home ownership. These trends are further amplified within the Company's footprint and strategy: operating newly-constructed Class A communities in growing sunbelt suburban markets. The sunbelt continues to benefit from in-migration trends as weather, affordability and friendly business environments attract households and corporations alike. Millennials, who on average are forming households and starting families later than prior generations, are now searching for additional square footage, relative affordability and good schools; attributes that are generally more prevalent in the suburbs.

Fundamentally, the multifamily industry is benefiting from the current housing shortage in the United States, which Freddie Mac estimates at 2.5 million housing units. Furthermore, we believe the U.S. is in the early stages of an economic expansion, which we believe would drive job growth, and lead to increased multifamily demand. The sector continues to show resiliency and positive momentum as forecasts generally support stable occupancy, rent growth and net absorption of units.

Investors, both domestic and abroad, continue to seek quality multifamily housing given strong secular demand and the financial stability of the industry. Commercial real estate investment volume remains high with multifamily realizing more volume than any other property type; a trend that has been ongoing and is expected to continue. Moreover, mortgage production remains very healthy and efficient as Freddie Mac, Fannie Mae, life insurance companies and collateralized mortgage-backed securities lenders compete for borrowers as they see increased demand for multifamily debt, whether for their own account or securitized.

Strategically, the Company is focused on the goal of outperforming the multifamily market on a risk adjusted basis, as it looks for investments that offer an attractive location, superior product or provide a value proposition. Moreover, the Company is purposeful in its management of assets, aiming to provide a relatively stable and steady rental stream from its portfolio by employing principally fixed-rate long-term project-level debt financing and adhering to strict leasing guidelines regarding the credit worthiness of its tenants.

New Market Properties

We specialize in owning and operating shopping centers anchored by market-leading grocers complemented by convenience-based retailers across high growth suburban Sunbelt markets. These centers are primarily anchored by Publix, Kroger, Harris Teeter and other market share leading grocers with high sales per square foot. The merchandising mix of our portfolio is focused on e-commerce resiliency and has proven its stability and strength during the COVID-19 pandemic. The retailers who have been successful have embraced the coexistence of their bricks and mortars with a parallel and complimentary e-commerce business. Retailers are focused on optimizing in store pickup programs, while also using their existing bricks and mortar locations as fulfillment centers for these e-commerce businesses.

Our neighborhood driven and convenience focused shopping centers proved to be more important to their communities than ever during 2020. Kroger reported sales increases of 10.9% for the period ending November 7, 2020. Ahold Delhaize (Giant/Food Lion) reported fourth quarter 2020 same store sales increases of 11.2% and a 15.6% year-over-year increase on annual 2020 sales and we anticipate Publix increases to be comparable when they report. Retailers have recognized the benefits of being located in shopping centers anchored by heavily trafficked grocers which is evidenced in our pace of leasing towards the end of 2020 and into 2021. The company continued its solid performance in the 4th quarter, collecting approximately 97% of recurring rent charges, unadjusted for deferrals, up from collections of 92% and 96% in second and third quarters, respectively. Approximately 54% of our annual base rent comes from essential tenants who remained open throughout the pandemic and approximately 34% of our annual base rent comes from our grocery and pharmacy partners, who are closing out a very strong year of sales in 2020.

Indicative of the continuing recovery from the pandemic, the pace of deferral requests has slowed significantly. As of December 31, 2020, we have deferred $1.9 million of retail recurring rental revenue, or approximately 2.7% cumulatively during the pandemic’s three quarters. Rent deferrals have included lease amendments that add additional term and/or eliminate cumbersome operational restrictions on the center. We believe these amendments will ultimately result in unlocking additional long-term value across the portfolio. We attribute our strong operational performance throughout the pandemic to our essential and convenience-based tenant mix collaborating creatively and efficiently with our asset management, leasing and property management teams to find optimal solutions for all parties involved. We are confident in our portfolio’s tenant make up, focused on market leading grocers complemented by necessity and convenience-based tenants.

COVID-19 accelerated the migration out of the Northeast and California and into the high growth Sunbelt markets that the company has invested in. According to a report by Clarion, population growth in the Sunbelt is expected to accelerate by another 19 million (13%), while non-Sunbelt states are forecasted to rise by only 3 million, or 2%, over the next decade. The amount of job growth and population growth taking place in the Sunbelt is encouraging and is tied to companies and employees seeking better climate and lower cost of living. Further, employers are helping facilitate the growth as they flock to the Sunbelt for the more business friendly environments and lower costs of doing business. Many retailers are taking note of the increasing migration of their consumers to the Sunbelt and are focused on increasing their bricks and mortar presence throughout the region.

The retail bankruptcies that have taken place over the last 12-24 months were primarily centered in business concepts predicted by many to be on the verge of failing prior to the pandemic. On a forward-looking basis, the company is monitoring the market and anticipates that there could be additional bankruptcies that occur. We actively track our “Watch List” tenants based on market knowledge and tenant conversations. This list is used to help proactively evaluate strategic alternatives for tenants at risk. The company currently has minimal exposure to our Watch List, with under 3% of our New Market Properties segment's annual base rent attributed to such tenants.

Preferred Office Properties

               Preferred Office Properties operates a 3.2 million square foot portfolio of Class A office assets in markets across the Sunbelt. While new leasing activity has slowed and sublease availability has increased in most markets due to uncertainty from COVID-19, and we expect to see some level of continued soft demand in the near-term; the Company’s office investments are 95% leased with only approximately 12% of the portfolio leases expiring through the end of 2022. Furthermore, multi-year contractual leases and rent schedules paired with high quality tenant balance sheets have offered protection against adverse impacts of COVID-19, and office-using employment has fared better to date in the pandemic than have hourly wage earners.

Despite the ongoing adverse effect of the pandemic, we continue to hold a positive long-term outlook for the office industry in our targeted markets. We are optimistic that the distribution of vaccines creates the opportunity for business to begin to return to more normal activity over the course of 2021. While we think the prevalence of work from home will continue in some capacity, we expect the physical office to remain the center of the business workplace. According to a recent survey conducted by PwC, 87% of executives believe the office is critical for collaborating with team members and building relationships.

In addition, the pandemic has accelerated a number of trends that were already serving as tailwinds for our target markets, especially the demographic shifts from larger, more expensive gateway cities like New York and San Francisco to the suburban, Sunbelt markets. According to a 2018 report by Moody’s Analytics, for 2008 – 2018 the Sunbelt population grew 3 times faster than non-Sunbelt states. Moody’s projects that for 2019 – 2030 that outpacing will accelerate to nearly 7 times non-Sunbelt states. And the latest U.S. Census estimates show that Texas, Florida, North Carolina and Georgia were among the top five states in the nation in terms of nominal population gains in 2020. As a result, we are seeing significant interest from small and large companies looking to relocate and/or expand their office footprint in our Sunbelt markets because of the deep talent pool, low cost of living and doing business, and comparatively low density. As we believe these trends will continue, we remain optimistic about the Sunbelt office markets that are in the path of long-term growth.

Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve the application of significant management judgments, assumptions and estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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
Real Estate Acquisition Valuation. Following our adoption of ASU 2017-01, we generally record the acquisition~~s~~ of income-producing real estate as asset acquisitions.
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

Expected Credit Losses

The Company carries its investments in real estate loans at amortized cost that consists of drawn amounts on the loans, net of unamortized deferred loan origination fees and current expected credit losses.

On January 1, 2020, the Company adopted ASU 2016-13, that replaced the incurred loss model with an expected loss model for instruments measured at amortized cost, and requires entities to record credit allowances for total expected future losses on financial assets at the outset of each loan. For each loan in which the Company is the lender, the amount of protection afforded to the Company is estimated to be the excess of the future estimated fair market value of the developed property over the developer’s related obligations (including the Company’s mezzanine or member loan(s)), other loans senior to the Company's, the expected future balance of accrued interest and any other obligations related to the project’s funding. Arriving at the future estimated fair market value of the developed property requires us to make significant assumptions and judgments concerning each project, especially regarding our estimates of future market capitalization rates and property net operating income projections. The excess represents the amount of equity dollars in each real estate project plus profit expected to be realized by the developer on the project, both of which are in a subordinate position to the Company's real estate loan investments. This numeric result is expressed as a percentage of the developed property's future estimated fair market value (a "percentage of protection"), which is then pooled into ranges of loss percentages that was derived from company-specific loss experience to determine the expected credit loss for the loan (“the indicated loss reserve ratio”). The product of this indicated loss reserve ratio and the expected fully-funded balance (inclusive of an expected future balance of accrued interest) is the initial total expected credit loss reserve. Over the life of the loan, the initial reserve is reevaluated for potential reduction at the achievement of certain milestones in construction and lease-up progress as the project approaches completion and the loan approaches maturity, given no unforeseen degradation in project performance or failure to adhere to the terms of the loan by the borrower/developer. Finally, the loss reserve may be further refined by the Company due to any subjective qualitative factors deemed pertinent and worthy of reflection.

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

The Company's real estate loan investments are collateralized by real estate development projects and secured further by guaranties of repayment from one or more of the borrowers. The Company's lines of credit receivable are typically only collateralized by personal guaranties, but occasionally may be cross-collateralized by interests in other real estate projects. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the overall economic environment, real estate sector, and geographic sub market in which the borrower operates are considered. Such analyses are completed and reviewed by management, utilizing various data sources, including periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, capitalization and discount rates and site inspections.

See the Revenue Recognition section below for other loan-related policy disclosures required by ASC 310-10-50-6.

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

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan. Loan origination fees received from borrowers as an incentive to extend the real estate loans (excluding the amounts paid to the Former Manager), are amortized over the life of the loan as an additive adjustment to interest income using the effective interest method. We stop accruing interest on loans when circumstances indicate that it is probable that the ultimate collection of all principal and interest due according to the loan agreement will not be realized, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income or as a reduction of principal, depending upon the circumstances, when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

Certain financial highlights of our results of operations for the three months and years ended December 31, 2020 and 2019 were:

	Three months ended December 31,			Year ended December 31,
	2020	2019	% change	2020	2019	% change

Revenues (in thousands)	$121,121	$124,866	(3.0)%	$502,197	$470,427	6.8%

Per share data:
Net income (loss) (1)	$(0.77)	$(0.71)	(8.5)%	$(6.95)	$(2.73)	—
FFO (2)	$(0.20)	$0.31	—	$(3.36)	$1.37	—
Core FFO (2)	$0.31	$0.35	(11.4)%	$1.07	$1.49	(28.2)%
AFFO (2)	$0.25	$0.35	(28.6)%	$0.83	$1.02	(18.6)%
Dividends (3)	$0.175	$0.2625	(33.3)%	$0.7875	$1.0475	(24.8)%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO, Core FFO and AFFO results are presented per basic weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated. See Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders beginning on page S-3 and Definitions of Non-GAAP Measures beginning on page S-22.
(3) Per share of Common Stock and Class A Unit outstanding.

Financial

•Our total revenues for the year ended December 31, 2020 increased 6.8% to approximately $502.2 million from the year ended December 31, 2019, largely due to incremental revenues from newly acquired real estate assets. Our total revenues declined for the quarter ended December 31, 2020 versus the 2019 period due to the sale on November 3, 2020 of our eight student housing properties.

•Our net loss per share was $(0.77) and $(0.71) for the three-month periods ended December 31, 2020 and 2019, respectively. Funds From Operations, or FFO, was $(0.20) and $0.31 per weighted average share of Common Stock and Class A Unit outstanding for the three months ended December 31, 2020 and 2019, respectively. The decline in FFO per share was driven by:

◦deemed dividends resulting from our call of preferred stock and other cash redemptions of preferred stock in the fourth quarter 2020 that totaled approximately $0.49 per share;
◦decreased interest revenue from our smaller portfolio of real estate loan investments and lines of credit of     approximately $0.06 per share; and
◦a gain from the sale of mortgage-backed securities in 2019 which did not recur in 2020 of approximately $0.03 per share;
◦partially offset by an increase of approximately $0.06 per share from improved property operational results and acquisitions.

•Our Core FFO per share result increased to $0.31, up 19.2% from $0.26 for the third quarter 2020, primarily due to:

◦higher purchase option termination revenue of approximately $0.02 per share;
◦land easement proceeds received in the fourth quarter 2020 of approximately $0.01 per share; and
◦reduced monthly preferred stock dividends following the call of 208,786 shares of preferred stock of approximately $0.01 per share.

•Our AFFO per share increased to $0.25 for the fourth quarter 2020 from $0.07 for the third quarter 2020, primarily due to:

◦an increase of accrued interest received of approximately $0.07 per share;
◦higher purchase option termination revenue of approximately $0.02 per share;
◦land easement proceeds received in the fourth quarter 2020 of approximately $0.01 per share;
◦reduced monthly preferred stock dividends following the call of 208,786 shares of preferred stock of approximately $0.01 per share; and
◦lower recurring capital expenditures on our real estate properties of approximately $0.02 per share.

•Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 57.9% and our Core FFO payout ratio to our preferred stockholders was approximately 78.4% for the fourth quarter 2020. (A)

•Our AFFO payout ratio to our preferred stockholders improved to approximately 81.7% for the fourth quarter 2020 from 90.9% for the third quarter 2020.(A) Our fourth quarter 2020 AFFO payout ratio reflects an increase of accrued interest received on our real estate loan investment portfolio of approximately $3.5 million versus the third quarter 2020. We have approximately $22.5 million of accrued interest revenue on our real estate loan investment portfolio, that will positively impact AFFO when collected.

•As of December 31, 2020, our total assets were approximately $4.3 billion, a decrease from our total assets of approximately $4.8 billion at December 31, 2019 that mainly resulted from the sale of our student housing portfolio during the fourth quarter 2020 and the utilization of proceeds to fund a call of 208,786 shares of our preferred stock.

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

The following chart details monthly cash collections of rental revenues before and after the effect of rent deferrals across all our operating business lines as of February 25, 2021:

	Cash Collections of 2020 Recurring Rental Revenues (1)
Unadjusted for rent deferrals:	First quarter	Second quarter	Third quarter	October	November	December

Multifamily	99.9%	98.8%	99.0%	99.0%	99.1%	99.1%
Office	99.9%	98.1%	99.7%	99.9%	100.0%	99.4%
Grocery-anchored retail (2)	99.5%	91.7%	95.9%	97.3%	97.2%	97.8%

	Cash Collections of 2020 Recurring Rental Revenues (1)
Adjusted for rent deferrals:	First quarter	Second quarter	Third quarter	October	November	December

Multifamily	99.9%	99.4%	99.0%	99.0%	99.1%	99.1%
Office	99.9%	99.9%	100.0%	99.9%	100.0%	99.4%
Grocery-anchored retail (2)	99.6%	96.8%	97.6%	98.2%	98.0%	97.9%

(1) Percent of revenue billed includes recurring charges for base rent, operating expense escalations, pet, garage, parking and storage rent, as well as receivables from U.S. Government tenants, from which collection is reasonably assured.
(2) Includes an investment in an unconsolidated joint venture that is not prorated for our ownership percentage.

The following chart details monthly occupancy and percent leased rates across all our operating business lines:

	2020 Monthly Occupancy and Percentages Leased
	First quarter	Second quarter	Third quarter	October	November	December

Occupancy:
Multifamily (stabilized) (1)	95.5%	94.7%	95.6%	95.4%	95.8%	95.6%
Percent leased: (2)
Office	96.7%	96.2%	95.5%	95.4%	95.4%	94.7%
Grocery-anchored retail (3)	92.6%	92.7%	92.5%	92.4%	91.1%	91.0%

(1) For quarterly periods, calculated as the average of the number of occupied units on the 20th day of each of the trailing three months from the period end date.
(2) Percent of total area leased as of the period end date.
(3) Includes an investment in an unconsolidated joint venture that is not prorated for our ownership percentage.

Operational

•Our multifamily communities' same store rental and other property revenues increased 0.6% and our same store net operating income increased 0.7% for the year ended December 31, 2020 versus 2019. For the fourth quarter, same store revenues increased 0.1% and same store net operating income decreased 1.9%. Real estate taxes and insurance costs increased 22% and 24%, respectively for the quarter and 6% and 26% respectively for the year to date periods in 2020 due to our increased exposure from property tax judgements that are currently in litigation or under appeal and from increased insurance costs related to adjustments for replacement cost underwriting results. Decreases in property operating and maintenance expense resulted from cost savings realized from the absence of property management fees to our Former Manager following Internalization and reduced advertising and marketing expenditures.

•We collected 99% of rental revenues from residents in our multifamily communities for each month in 2020.

•Our average recurring rental revenue collections before and after any effect of rent deferrals for the fourth quarter 2020 were approximately 99.1% and 99.1% for multifamily communities, 97.4% and 98.1% for grocery-anchored retail properties and 99.7% and 99.7% for office properties, respectively. Rent deferments provided to our residents and tenants are limited and are primarily related to a change of timing of rent payments with no significant changes to total payments or term.

•As of December 31, 2020, we have deferred $1.9 million of retail recurring rental revenue, or approximately 2.7% cumulatively over the last three quarters. Including this deferred rent, we have accounted for 98.1%, 97.6% and 96.8% of fourth quarter, third quarter and second quarter retail recurring rental revenue, respectively. In addition to the deferrals, we granted approximately $542,000 of Covid-related rental abatements, or approximately 0.8% of retail recurring rental revenues cumulatively over the last three quarters. These rental abatements were generally accompanied by an increase in the tenant’s lease term or the lease terms were amended to be more favorable to us. Our total retail reserves held steady at $2.5 million, or 2.3% of total retail revenues year to date, which is 0.6% of total company rental and other property revenues.

•During the fourth quarter 2020, we received the full principal amounts totaling $44.6 million from the repayment of the Sanibel Straights, E-Town and Solis Kennesaw II real estate loan investments, plus approximately $4.2 million of deferred interest revenue from these loans. These transactions collectively returned $48.8 million of capital to us for investment during the fourth quarter.

•For the full year 2020, we originated three real estate investment loans with a total commitment of $44.1 million.
•As of December 31, 2020, the average age of our multifamily communities was approximately 6.3 years, which is the youngest in the public multifamily REIT industry.

•As of December 31, 2020, all of our owned multifamily communities had achieved stabilization except for our two fourth quarter acquisitions, which we define as reaching 93% physical occupancy for three full months in a quarter. One fourth quarter multifamily acquisition will achieve stabilization on March 31, 2021, at which time we will have owned it for a full fiscal quarter.

•The physical occupancy of our same-store multifamily communities increased to 95.4% at December 31, 2020 from 95.3% at December 31, 2019.

Financing and Capital Markets

•As of December 31, 2020, approximately 97.4% of our permanent property-level mortgage debt has fixed interest rates and approximately 0.8% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates. Our overall weighted average interest rate for our mortgage debt portfolio was 3.55% for multifamily communities, 4.13% for office properties, 3.91% for grocery-anchored retail properties and 3.77% in the aggregate.

•At December 31, 2020, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 55.6%.

•At December 31, 2020, we had $178.0 million available to be drawn on our revolving line of credit and approximately $75.7 million of cash and restricted cash.

•During the fourth quarter 2020, we issued and sold an aggregate of 52,333 shares of Preferred Stock and redeemed an aggregate of 49,105 shares of Preferred Stock, resulting in a net issuance of 3,228 shares of Preferred Stock. Also during the fourth quarter 2020, we called 208,786 shares of Preferred Stock for a net decrease of 205,558 shares of Preferred Stock outstanding and a net cash disbursement of approximately $209.3 million from these transactions.

Significant Transactions

•On November 3, 2020, we announced via a press release the closing on that day of the sale of all of our student housing properties and one student housing related real estate loan investment to an unrelated third party for a sales price of $478.7 million.

•During the fourth quarter 2020, we acquired The Blake, a 281-unit multifamily community located in Orlando, Florida and The Menlo, a 332-unit multifamily community located in Jacksonville, Florida.

•On November 12, 2020, we closed on the sale of the Avenues at Creekside, a 395-unit multifamily community located in San Antonio, Texas that resulted in a gain of approximately $17.3 million.

•On November 19, 2020, we announced an approval by our common stockholders of a reduction of our call option on our Series A Redeemable Preferred Stock from 10 years to 5 years.

•On November 19, 2020, we announced a call of approximately $208.8 million of our Series A Redeemable Preferred Stock.

•During the fourth quarter 2020, we received approximately $48.8 million in full satisfaction of the principal and all interest due on four previously issued real estate loan investments.

Years ended December 31, 2020 compared to 2019

    The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the years ended December 31, 2020 versus 2019:

Preferred Apartment Communities, Inc.	Years ended December 31,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental and other property revenues	$445,815	$406,916	$38,899	9.6%
Interest income on loans and notes receivable	46,610	49,542	(2,932)	(5.9)%
Interest income from related parties	4,235	11,946	(7,711)	(64.5)%
Miscellaneous revenues	5,537	2,023	3,514	173.7%
Total revenues	502,197	470,427	31,770	6.8%

Operating expenses:
Property operating and maintenance	69,255	59,845	9,410	15.7%
Property salary and benefits	22,377	20,693	1,684	8.1%
Property management fees	4,989	13,981	(8,992)	(64.3)%
Real estate taxes and insurance	63,294	56,832	6,462	11.4%
General and administrative	30,809	5,773	25,036	433.7%
Equity compensation to directors and executives	1,644	1,223	421	34.4%
Depreciation and amortization	201,677	185,065	16,612	9.0%
Asset management and general and administrative expense fees to related parties	3,099	33,516	(30,417)	(90.8)%
Provision for expected credit losses	6,103	2,038	4,065	199.5%
Management Internalization expense	180,116	2,987	177,129	5,930.0%

Total operating expenses	583,363	381,953	201,410	52.7%
Waived asset management and general and administrative expense fees	(1,136)	(11,764)	10,628	(90.3)%

Net operating expenses	582,227	370,189	212,038	57.3%
Operating income (loss) before gains on sales of real estate and loss from unconsolidated joint venture	(80,030)	100,238	(180,268)	—
Loss from unconsolidated joint venture	(314)	—	(314)	—
Gain on sale of real estate and mortgage-backed securities, net	23,456	1,567	21,889	1,396.9%
Operating income (loss)	(56,888)	101,805	(158,693)	—
Interest expense	118,558	111,964	6,594	5.9%
Change in fair value of net assets of consolidated VIE from mortgage-backed pool	—	1,831	(1,831)	—
(Loss) on extinguishment of debt	(6,674)	(84)	(6,590)	7,845.2%
Gain (loss) on sale of real estate loan investment and land condemnation	517	954	(437)	(45.8)%
Net loss	(181,603)	(7,458)	(174,145)	—
Consolidated net loss attributable to non-controlling interests	3,815	214	3,601	1,682.7%

Net income (loss) attributable to the Company	$(177,788)	$(7,244)	$(170,544)	—

New Market Properties, LLC

    Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the year ended December 31, 2020 versus 2019 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Years ended December 31,		Change inc (dec)
	2020	2019	Amount	Percentage
Revenues:
Rental and other property revenues	$107,361	$94,628	$12,733	13.5%
Interest income on notes receivable	164	1,761	(1,597)	(90.7)%
Total revenues	107,525	96,389	11,136	11.6%

Operating expenses:
Property operating and maintenance	13,359	10,746	2,613	24.3%
Property management fees	2,480	3,318	(838)	(25.3)%
Real estate taxes and insurance	15,154	13,087	2,067	15.8%
General and administrative	2,886	735	2,151	292.7%
Equity compensation to directors and executives	104	70	34	48.6%
Depreciation and amortization	51,813	44,786	7,027	15.7%
Asset management and general and administrative expense fees to related parties	720	7,242	(6,522)	(90.1)%
Total operating expenses	86,516	79,984	6,532	8.2%
Waived asset management and general and administrative expense fees	(17)	(382)	365	—
Net operating expenses	86,499	79,602	6,897	8.7%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	21,026	16,787	4,239	25.3%
Loss from unconsolidated joint venture	(314)	—	(314)	—
Gain on sale of real estate, net	3,261	—	3,261	—
Operating income	23,973	16,787	7,186	42.8%

Interest expense	26,379	24,566	1,813	7.4%
Loss on extinguishment of debt	—	(68)	68	(100.0)%
Gain on land condemnation	528	—	528	—
Net loss	$(1,878)	$(7,847)	$5,969	—

Consolidated net (income) loss attributable to non-controlling interests	(100)	(55)	(45)	—

Net loss attributable to the Company	$(1,778)	$(7,792)	$6,014	—

Recent acquisitions

Our acquisitions (net of dispositions) of real estate assets since January 1, 2019 were generally the primary drivers behind our increases in rental and property revenues and property operating expenses for the year ended December 31, 2020 versus 2019.
    Real estate assets acquired

Acquisition date	Property	Location	Units	Beds	Leasable square feet

	Multifamily communities:
8/8/2019	Artisan at Viera	Melbourne, FL	259	-	-
9/18/2019	Five Oaks at Westchase	Tampa, FL	218	-	-
3/31/2020	Horizon at Wiregrass	Tampa, FL	392	-	-
4/30/2020	Parkside at the Beach	Panama City Beach, FL	288	-	-
11/2/2020	The Blake	Orlando, FL	281	-	-
12/15/2020	The Menlo	Jacksonville, FL	332	-	-

	New Market Properties:
1/17/2019	Gayton Crossing	Richmond, VA	-	-	158,316
5/28/2019	Free State Shopping Center	Washington, D.C.	-	-	264,152
6/12/2019	Disston Plaza	Tampa - St. Petersburg, FL	-	-	129,150
6/12/2019	Polo Grounds Mall	West Palm Beach, FL	-	-	130,285
8/16/2019	Fairfield Shopping Center (1)	Virginia Beach, VA	-	-	231,829
11/14/2019	Berry Town Center	Orlando, FL	-	-	99,441
12/19/2019	Hanover Shopping Center (1)	Wilmington, NC	-	-	305,346
1/29/2020	Wakefield Crossing	Raleigh, NC	-	-	75,927
3/19/2020	Midway Market	Dallas, TX	-	-	85,599

	Student housing property:
3/27/2019	Rush	Charlotte, NC	322	887	-

	Preferred Office Properties:
7/25/2019	CAPTRUST Tower (1)	Raleigh, NC	-	-	300,000
7/31/2019	251 Armour	Atlanta, GA	-	-	35,000
12/20/2019	Morrocroft Centre (1)	Charlotte, NC	-	-	291,000

			2,092	887	2,106,045

(1) Property is owned through a consolidated joint venture.

    Real estate assets sold

Disposition date	Property	Location	Units	Beds

	Student housing properties:
11/3/2020	North by Northwest	Tallahassee, FL	219	679
11/3/2020	SoL	Tempe, AZ	224	639
11/3/2020	Stadium Village	Atlanta, GA	198	792
11/3/2020	Ursa	Waco, TX	250	840
11/3/2020	The Tradition	College Station, TX	427	808
11/3/2020	Knightshade	Orlando, FL	221	894
11/3/2020	The Bloc	Lubbock, TX	140	556
11/3/2020	Rush	Charlotte, NC	332	887

	Multifamily community:
11/12/2020	Avenues at Creekside	San Antonio, TX	395	—

Rental and other property revenues

    Rental and other property revenues increased 9.6% for the year ended December 31, 2020 versus 2019, primarily due to properties acquired since January 1, 2019. These increases occurred in multifamily communities, grocery-anchored shopping centers and office buildings, which accounted for most of our acquisition activity since January 1, 2019.

Our average recurring rental revenue collections before and after any effect of rent deferrals for the year ended December 31, 2020 were approximately 99.2% and 99.3% respectively for multifamily communities, 99.4% and 99.9% for office properties and 96.1% and 98.0% for grocery-anchored retail properties, respectively. Rent deferments provided to residents and tenants primarily related to a change of timing of rent payments with no significant changes to total payments or term. The Company has deferred approximately $2.7 million, or 0.6% of total rental and other revenues for the year ended December 31, 2020. In addition, the Company’s revenues were reduced by approximately $3.9 million, or 0.9% of rental and other revenues for the year ended December 31, 2020 due to additional bad debt reserves related to the COVID-19 pandemic.

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The increases in these other property revenues for the year ended December 31, 2020 versus 2019 were primarily due to the acquisitions listed above.

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

Interest income

Interest income from our real estate loan investments decreased for the year ended December 31, 2020 versus 2019, largely due to the decrease in principal amount outstanding to $290.2 million at December 31, 2020 from $352.6 million at December 31, 2019.

Revenues from the amortization of terminated purchase options decreased from $9.1 million for the year ended December 31, 2019 to $6.5 million for the year ended December 31, 2020.

    At December 31, 2020, we had unrecognized purchase option termination revenue of approximately $0.7 million that will be recognized by December 31, 2021.

    We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

    Miscellaneous revenues for the year ended December 31, 2020 consisted of forfeited earnest money deposits from prospective purchasers of six of our student housing properties and the addition of new revenue streams from Internalization, including third party property management fee revenues and revenues from subleasing space in the corporate office. Miscellaneous revenues for the year ended December 31, 2020 also included proceeds from a land easement at one of our multifamily properties.

Property operating and maintenance

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

Property management costs

    We paid fees for property management services to our Former Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees were generally 4% of gross property revenues, of which generally 2.0% to 2.5% were paid to a third party management company. Property management fees for office building assets are 1.25% to 2.00% and are paid to a third party property management company. All property management fees paid to our Former Manager ceased effective with our Internalization on January 31, 2020, which resulted in a decrease of approximately $9.0 million in these property management fees for the year ended December 31, 2020 as compared to 2019.

Real estate taxes and insurance

    We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to the incremental costs brought on by properties acquired since January 1, 2019 and secondarily due to reassessments for existing properties. We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues. Insurance premiums are paid to insure against damages to our real estate assets and for liability claims.

General and Administrative

    The increases in general and administrative expenses were due to charges for corporate salaries and administrative expenses that are borne by us following the Internalization.

Equity compensation to directors and executives

    Equity compensation expenses increased for the year ended December 31, 2020 as compared to 2019, primarily due to the recognition of expense related to a grant of 482,097 shares of restricted stock that were issued to employees on June 17, 2020 and a grant of 272,929 performance-based restricted stock units that were issued to certain named executive officers on July 31, 2020. This increase in equity compensation expense was partially offset by a decrease in recognition of expense relating to Class B Unit grants. The last Class B Unit grant to be issued was in 2018, and the final one-third of the expense related to this grant was recorded in 2020.

Depreciation and amortization

    The increases in depreciation and amortization for the year ended December 31, 2020 as compared to 2019 was due to the addition of properties acquired since January 1, 2019.

Asset management fees and general and administrative fees to related party

Monthly asset management fees and general and administrative expense fees ceased effective with the closing of our Internalization transaction on January 31, 2020.

Provision for expected credit losses

    Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan, rather than perform assessments for impairment as circumstances dictate. The Company’s opening reserve of approximately $7.4 million was recorded as a cumulative adjustment to accumulated earnings on January 1, 2020. During the first quarter of 2020, the Company recorded an aggregate net increase in its provisions for expected credit losses of approximately $4.5 million, primarily related to the onset of the COVID-19 pandemic. For the remainder of the year ended December 31, 2020, the Company recorded an aggregate net decrease in its provision for expected credit losses of approximately $2.9 million, primarily related to updates to our estimates to the valuations of the underlying development projects (reversal of some previous adjustments due to the COVID-19 pandemic), as well as projects achieving construction and leasing milestones.

Management Internalization expense

    On January 31, 2020, we internalized the functions performed by the Former Manager and the Former Sub-Manager by acquiring the entities that own the Former Manager and the Former Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months.

Interest expense

The increase consisted of interest expense on mortgage indebtedness that increased from $109.0 million for the year ended December 31, 2019 to $114.0 million for the year ended December 31, 2020, due to the additional acquired properties in 2020. Additionally, our Revolving Line of Credit carried a higher balance for 2020 over 2019, resulting in an additional $2.6 million in interest expense.

See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

Losses on extinguishment of debt

The increase consisted of losses incurred on the refinancing of mortgage debt on nine of our multifamily communities during 2020.

Years ended December 31, 2019 compared to 2018

    Please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed on March 3, 2020 for a discussion and tabular presentations highlighting the major drivers behind the line item changes in our results of operations for the years ended December 31, 2019 versus 2018.

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
• contingent management fees recognized upon property sales;
• losses on debt extinguishments or refinancing costs;
• internalization costs;
• expenses incurred on calls of preferred stock;
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
• non-cash (income) expense for current expected credit losses;
• amortization of loan closing costs;
• depreciation and amortization of non-real estate assets;
• net loan origination fees received;
• accrued interest income received;
• amortization of lease inducements;
• cash received for purchase option terminations;
• non-operating miscellaneous revenues;

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

		Three months ended December 31,
(In thousands, except per-share figures)		2020	2019

Net loss attributable to common stockholders (See note 1)		$(38,631)	$(32,536)

Add:	Depreciation of real estate assets	39,447	38,626
	Amortization of acquired intangible assets and deferred leasing costs	8,742	8,588
	Net gain (loss) attributable to Class A Unitholders (See note 2)	260	(6)
	Gain on sale of real estate	(20,195)	—
FFO attributable to common stockholders and unitholders		(10,377)	14,672

	Aquisition and pursuit costs	2	—
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	451	604
	Contingent management fees recognized upon property sales	—	11
	Internalization costs (See note 4)	288	1,844
	Deemed dividends for redemptions of and non-cash dividends on preferred stock	24,593	206
	Expenses incurred on the call of preferred stock (See note 5)	520	—
	Expenses related to the COVID-19 global pandemic (See note 6)	77	—
	Non-operational miscellaneous revenues	—	(1,000)
Core FFO attributable to common stockholders and unitholders		15,554	16,337

Add:	Non-cash equity compensation to directors and executives	586	301
	Non-cash (income) expense for current expected credit losses (See note 7)	155	1,400
	Amortization of loan closing costs (See note 8)	1,255	1,160
	Depreciation/amortization of non-real estate assets	541	488
	Net loan origination fees received (See note 9)	16	109
	Deferred interest income received (See note 10)	3,852	5,436
	Cash received for sale of K Program securities in excess of noncash revenues	—	1,474
	Amortization of lease inducements (See note 11)	448	439
	Cash received in excess of amortization of purchase option
	termination revenues (See note 12)	560	49
	Non-operational miscellaneous revenues	—	1,000
Less:	Non-cash loan interest income (See note 10)	(3,193)	(3,686)
	Cash paid for loan closing costs	(16)	—
	Amortization of acquired real estate intangibles and SLR (See note 13)	(4,333)	(4,268)
	Amortization of deferred revenues (See note 14)	(941)	(941)
	Normally recurring capital expenditures (See note 15)	(1,903)	(2,765)

AFFO attributable to common stockholders and Unitholders		$12,581	$16,533

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$8,877	$12,156
	Distributions to Unitholders (See note 2)	130	225
	Total	$9,007	$12,381

Common Stock dividends and Unitholder distributions per share		$0.1750	$0.2625

FFO per weighted average basic share of Common Stock and Unit outstanding		$(0.20)	$0.31
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.31	$0.35
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.25	$0.35

Weighted average shares of Common Stock and Units outstanding: (See note 16)
	Basic:
	Common Stock	49,912	45,934
	Class A Units	731	856
	Common Stock and Class A Units	50,643	46,790

	Diluted Common Stock and Class A Units (See note 17)	50,708	46,894

Actual shares of Common Stock outstanding, including 548 and 13 unvested shares
of restricted Common Stock at December 31, 2020 and 2019, respectively.		50,542	46,457
Actual Class A Units outstanding at December 31, 2020 and 2019, respectively.		649	856
	Total	51,191	47,313
    See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Reconciliation of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)

		Years ended December 31,
(In thousands, except per-share figures)		2020	2019

Net loss attributable to common stockholders (See note 1)		$(338,901)	$(121,033)

Add:	Depreciation of real estate assets	161,500	148,034
	Amortization of acquired intangible assets and deferred leasing costs	37,675	34,990
	Net loss attributable to Class A Unitholders (See note 2)	(3,133)	(144)
	Gain on sale of real estate	(23,456)	—
FFO attributable to common stockholders and unitholders		(166,315)	61,847
	Acquisition and pursuit costs	383	—
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	2,162	2,095
	Contingent management fees recognized upon property sales	—	11
	Payment of costs related to property refinancing	7,372	594
	Internalization costs (See note 4)	180,116	2,987
	Deemed dividends for redemptions of and non-cash dividends on preferred stock	30,970	577
	Expenses incurred on the call of preferred stock (See note 5)	566	—
	Expenses related to the COVID-19 global pandemic (See note 6)	663	—
	Non-operational miscellaneous revenues	(2,750)	(1,000)
Core FFO attributable to common stockholders and unitholders		53,167	67,111
Add:	Non-cash equity compensation to directors and executives	1,644	1,223
	Non-cash (income) expense for current expected credit losses (See note 7)	3,802	1,400
	Amortization of loan closing costs (See note 8)	4,886	4,618
	Depreciation/amortization of non-real estate assets	2,334	1,869
	Net loan origination fees received (See note 9)	898	783
	Deferred interest income received (See note 10)	12,504	10,514
	Amortization of lease inducements (See note 11)	1,782	1,734
	Cash received in excess of (exceeded by) amortization of purchase option
	termination revenues (See note 12)	464	(2,321)
	Non-cash revenues from mortgage-backed securities	—	778
	Non-operational miscellaneous revenues	2,750	1,000
Less:	Non-cash loan interest income (See note 10)	(12,638)	(14,431)
	Cash paid for loan closing costs	(122)	(37)
	Amortization of acquired real estate intangibles and SLR (See note 13)	(18,017)	(16,643)
	Amortization of deferred revenues (See note 14)	(3,762)	(3,762)
	Normally recurring capital expenditures (See note 15)	(8,428)	(7,887)

AFFO attributable to common stockholders and Unitholders		$41,264	$45,949

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$38,868	$46,755
	Distributions to Unitholders (See note 2)	593	908
	Total	$39,461	$47,663

Common Stock dividends and Unitholder distributions per share		$0.7875	$1.0475

FFO per weighted average basic share of Common Stock and Unit outstanding		$(3.36)	$1.37
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$1.07	$1.49
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.83	$1.02

Weighted average shares of Common Stock and Units outstanding: (See note 16)
	Basic:
	Common Stock	48,743	44,265
	Class A Units	765	870
	Common Stock and Class A Units	49,508	45,135

	Diluted Common Stock and Class A Units (See note 17)	49,549	45,772

Actual shares of Common Stock outstanding, including 548 and 13 unvested shares
of restricted Common Stock at December 31, 2020 and 2019, respectively.		50,542	46,457
Actual Class A Units outstanding at December 31, 2020 and 2019, respectively.		649	856
	Total	51,191	47,313

    See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to
Net Loss Attributable to Common Stockholders

1)Rental and other property revenues and property operating expenses for the three-months and year ended December 31, 2020 include activity for the properties acquired during the period only from their respective dates of acquisition. In addition, these periods include activity for the properties acquired since December 31, 2019. Rental and other property revenues and expenses for the three-months and year ended December 31, 2019 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)Non-controlling interests in Preferred Apartment Communities Operating Partnership, L.P., or our Operating Partnership, consisted of a total of 648,936 Class A Units as of December 31, 2020. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.44% and 1.54% for the three-month periods ended December 31, 2020 and 2019, respectively.

3)     We paid loan coordination fees to Preferred Apartment Advisors, LLC, or our Former Manager, to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization. The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At December 31, 2020, aggregate unamortized loan coordination fees were approximately $11.7 million, which will be amortized over a weighted average remaining loan life of approximately 10.5 years.

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

6)    This additive adjustment to FFO consists of non-recurring costs for signage, cleaning and supplies necessary to create and maintain work environments necessary to adhere to CDC guidelines during the current COVID-19 pandemic. Since we do not expect to incur similar costs once the COVID-19 pandemic has subsided, we add these costs back to FFO in our calculation of Core FFO.

7)    Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan. This loss reserve may be adjusted upward or downward over the lives of our loans and therefore the aggregate net adjustment for each period could be positive (removing the non-cash effect of a net increase in aggregate loss reserves) or negative (removing the non-cash effect of a net decrease in aggregate loss reserves) in these adjustments to FFO in calculating Core FFO. More information on our expected credit loss reserves may be found in note 4 of our consolidated financial statements.

8)    We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At December 31, 2020, unamortized loan costs on all the Company's indebtedness were approximately $31.1 million, which will be amortized over a weighted average remaining loan life of approximately 9.0 years.

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

12)    Occasionally we receive fees in exchange for the termination of our purchase options related to certain multifamily and student housing properties. These fees are recorded as revenue over the period beginning on the date of termination until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to Core FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For periods in which recognized termination fee revenues exceeded the amount of cash received, a negative adjustment is shown to Core FFO in our calculation of AFFO; for periods in which cash received exceeded the amount of recognized termination fee revenues, an additive adjustment is shown to Core FFO in our calculation of AFFO.

13)    This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At December 31, 2020, the balance of unamortized below-market lease intangibles was approximately $51.9 million, which will be recognized over a weighted average remaining lease period of approximately 8.7 years.

14)    This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

15)    We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $31,000 and $131,000 of recurring capitalized expenditures incurred at our corporate offices during the three-months and year ended December 31, 2020, respectively. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures. See Capital Expenditures, Grocery-Anchored Shopping Center Portfolio, and Office Buildings Portfolio sections for definitions of these terms.

16)    Units and Unitholders refer to Class A Units in our Operating Partnership (as defined in note 2), or Class A Units, and holders of Class A Units, respectively. Unitholders include recipients of awards of Class B Units in our Operating Partnership, or Class B Units, for annual service which became vested and earned and automatically converted to Class A Units. Unitholders also include the entity that contributed the Wade Green grocery-anchored shopping center.

17)    Since our AFFO results are positive for the periods reflected, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock and restricted stock units. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Liquidity and Capital Resources

Short-Term Liquidity

    We believe our principal short-term liquidity needs are to fund:

•operating expenses directly related to our portfolio of multifamily communities, grocery-anchored shopping centers and office properties (including regular maintenance items);
•operating expenses related to salaries, benefits, and general and administrative expenses (that were formerly funded by payment of fees to our Former Manager prior to Internalization on January 31, 2020);
•capital expenditures incurred to lease our multifamily communities, grocery-anchored shopping centers and office properties;
•interest expense on our outstanding property level debt;
•amounts due on our Credit Facility;
•distributions that we pay to our preferred stockholders, common stockholders, and unitholders;
•cash redemptions that we may pay to our preferred stockholders, and
•committed investments.

    We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as-needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $200 million subset to an accordion feature that permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. The maturity date is December 12, 2021, with an option to extend the maturity date to December 12, 2022, pursuant to the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.85% for the year ended December 31, 2020. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon our outstanding Credit Facility balance.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2020, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

    On December 20, 2019, the Company entered into a $70.0 million interim term loan with KeyBank, or the 2019 Term Loan, to partially finance the acquisition of Morrocroft Centre, an office building located in Charlotte, North Carolina. The 2019 Term Loan accrued interest at an average variable rate of 3.2% per annum until it was repaid in conjunction with the closing of permanent mortgage financing for Morrocroft Centre on March 19, 2020.

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

    Our net cash provided by operating activities for the years ended December 31, 2020, 2019 and 2018 was approximately $47.9 million, $145.6 million and $145.4 million, respectively. Our operating cash flows for the year ended December 31, 2020 reflect the $111.1 million one-time cash payments to the entities that owned the Former Manager and

Former Sub-Manager for the closing of the Internalization transaction, as well as approximately $3.8 million in professional fees related to the transaction.

The majority of our revenue is derived from residents and tenants under existing leases at our multifamily communities, grocery-anchored shopping centers and office properties. Therefore, our operating cash flow is principally dependent on: (1) the number of multifamily communities, grocery-anchored shopping centers and office properties in our portfolio; (2) rental rates; (3) occupancy rates; (4) operating expenses associated with these properties; and (5) the ability of our residents and tenants to make their rental payments.

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

Interest income on our loans and notes receivable was $50.8 million, $61.5 million and $65.8 million for the years ended December 31, 2020, 2019 and 2018, reflecting a decrease in the principal amounts outstanding on our portfolio of real estate loan investments.

    Our net cash provided by investing activities for the year ended December 31, 2020 was approximately $244.1 million and net cash disbursed was $661.1 million and $881.8 million for the years ended December 31, 2019 and 2018, respectively. Net cash proceeds of $515.5 million in 2020 reflected the sales of our Student Housing assets and our Avenues at Creekside multifamily community.

Cash used in investing activities is primarily driven by acquisitions and dispositions of multifamily properties, office properties and grocery-anchored shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities, office properties and grocery-anchored shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the year ended December 31, 2020, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$683	$63.64	$—	$—	$683	$63.64
Carpets	1,736	161.63	—	—	1,736	161.63
Wood flooring / vinyl	125	11.70	440	41.00	565	52.70
Blinds and ceiling fans	187	17.39	—	—	187	17.39
Fire safety	—	—	528	49.20	528	49.20
Furnace, air (HVAC)	610	56.79	—	—	610	56.79
Computers, equipment, misc.	134	12.48	210	19.55	344	32.03
Elevators	—	—	104	9.68	104	9.68
Exterior painting	—	—	782	72.83	782	72.83
Leasing office / common amenities	114	10.60	771	71.78	885	82.38
Major structural	—	—	2,457	228.82	2,457	228.82
Cabinets & countertops and unit upgrades	—	—	1,146	106.63	1,146	106.63
Landscaping & fencing	—	—	513	47.72	513	47.72
Parking lot	—	—	308	28.69	308	28.69
Signage and sanitation	—	—	145	13.50	145	13.50

	$3,589	$334.23	$7,404	$689.40	$10,993	$1,023.63

For the year ended December 31, 2020, our capital expenditures for our student housing properties, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Bed	Amount	Per Bed	Amount	Per Bed
Appliances	$108	$21.01	$—	$—	$108	$21.01
Carpets	209	40.70	—	—	209	40.70
Wood flooring / vinyl	10	1.78	1	0.28	11	2.06
Blinds and ceiling fans	22	4.23	—	—	22	4.23
Fire safety	—	—	97	18.98	97	18.98
Furnace, air (HVAC)	190	37.07	—	—	190	37.07
Computers, equipment, misc.	48	9.50	81	15.77	129	25.27
Elevators	—	—	22	4.35	22	4.35
Exterior painting	—	—	—	—	—	—
Leasing office / common amenities	77	14.92	119	23.20	196	38.12
Major structural	—	—	766	149.42	766	149.42
Cabinets & countertops and unit upgrades	—	—	11	2.12	11	2.12
Landscaping & fencing	—	—	54	10.42	54	10.42
Parking lot	—	—	5	1.05	5	1.05
Signage and sanitation	—	—	59	11.43	59	11.43
Unit furniture	448	87.44	—	—	448	87.44

	$1,112	$216.65	$1,215	$237.02	$2,327	$453.67

    In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the years ended December 31, 2020, 2019 and 2018 totaled $2.5 million, $1.8 million and $1.6 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

    Second-generation capital expenditures within our office properties portfolio for the years ended December 31, 2020, 2019 and 2018 totaled $1.1 million, $1.7 million and $152,000, respectively. Second-generation capital expenditures exclude those expenditures made in our office properties portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our Class A ownership standards (and which amounts were underwritten into the total investment at the time of acquisition) and (iii) for property re-developments and repositionings.

    Included in our aggregate restricted cash of approximately $47.1 million at December 31, 2020 was approximately $14.4 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash used in financing activities was approximately $353.5 million for the year ended December 31, 2020 and net cash provided by financing activities was approximately $565.0 million and $751.1 million for the years ended December 31, 2019 and 2018, respectively. Our significant financing cash uses during 2020 included cash redemptions of preferred stock of $314.2 million.

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

Our fourth quarter 2020 Common Stock dividend declaration was $0.175 per share. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the year ended December 31, 2020, our aggregate dividends and distributions totaled approximately $200.4 million and our cash flows from operating activities were approximately $47.9 million. The full year 2020 numbers were negatively impacted by the cash outlays related to Internalization of approximately $115.0 million and deemed dividends totaling approximately $30.4 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•the principal amount of our long-term debt as it becomes due or matures;
•capital expenditures needed for our multifamily communities, grocery-anchored shopping centers and office properties;
•Costs associated with current and future capital raising activities, including any potential redemptions or calls of our preferred stock; and

•Costs to acquire additional multifamily communities, grocery-anchored shopping centers, office properties or other real estate, enter into new and fund existing lending opportunities; and
our minimum distributions necessary to maintain our REIT status.

We intend to finance our future investments with the net proceeds from sales of currently owned real estate assets, additional issuances of our securities, including our Series A1/M1 Offering (as defined and described in note 5 to our Consolidated Financial Statements), Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

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

Pursuant to FINRA Rule 2310(b)(5), which became effective April 11, 2016, and as described in Regulatory Notice 15-02, we have prepared for our stockholders an estimate of the per share value of our Preferred Stock as of December 31, 2020. This estimate is based on dividing (i) the value of our assets less contractual liabilities as of December 31, 2020, by (ii) the number of shares of Preferred Stock outstanding as of that date. We used a direct capitalization appraised value analysis for this purpose. This methodology was prepared with the material assistance and confirmation of a third party valuation expert pursuant to FINRA Rule 2310(b)(5) and NASD Rule 2340(c). We believe this methodology conforms to standard industry practices. Based on the foregoing, we have determined that the estimated value as of December 31, 2020 of our Preferred Stock is $1,000 per share (unaudited).

For any property owned for less than 12 months, we used the market value of that property as reflected in the third party appraisal we had received at the time of acquisition to value the property. For properties owned more than 12 months, the direct capitalization value method was used. Under the direct capitalization value analysis, we utilized the trailing 12-month net operating income from the property, adjusted for rare or catastrophic events, such as hurricane damages, as needed, to arrive at a normalized net operating income. The Company then determines the current market capitalization rate for each property. The property’s normalized net operating income is divided by the capitalization rate for that property to determine a fair market value for each property. The fair market value of all the properties was then added to the value of our other assets (i.e., the value of our cash on hand and other financial assets as reflected on our audited consolidated financial statements for the year ended December 31, 2020) to determine the aggregate market value of our assets. We then subtracted our contractual liabilities from the aggregate market value of our assets, and divided the difference by the number of shares of our Preferred Stock outstanding as of December 31, 2020 to determine our estimated per share value of our Preferred Stock as of that date.

At December 31, 2020, the Company's active equity offerings consisted of:

•an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering");

•an offering of up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering"); and

•an offering of up to $100 million of equity securities for the Preferred Office Growth Fund, a consolidated entity (the "Preferred Office Growth Fund Offering").

For the year ended December 31, 2020, we issued 617,306 shares of our common stock under our 2019 ATM Offering and collected proceeds of approximately $4.5 million.

Our ability to raise funds through the issuance of our securities is dependent on, among other things, general market conditions for REITs, market perceptions about us, and the current trading price of our Common Stock. We will continue to analyze which source of capital is most advantageous to us at any point in time, but the equity and credit markets may not consistently be available on terms that are attractive to us or at all.

The sources to fulfill our long-term liquidity in the future may include borrowings from a number of sources, including repurchase agreements, securitizations, resecuritizations, warehouse facilities and credit facilities (including term loans and revolving facilities), in addition to our Revolving Line of Credit. We have utilized, and we intend to continue to utilize, leverage in making our investments in multifamily communities, office properties and retail shopping centers. The number of different multifamily communities, retail shopping centers, office properties and other investments we will acquire will be affected by numerous factors, including the amount of funds available to us. By operating on a leveraged basis, we will have more funds available for our investments. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio.

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

The amount of leverage we will place on individual investments will depend on our assessment of a variety of factors which may include:

•The anticipated liquidity and price volatility of the assets in our investment portfolio;
•The potential for losses and loan extension risk in the portfolio;
•The availability and cost of financing an asset;
•Our opinion of the creditworthiness of our financing counterparties; and
•The health of the U.S. economy and the health of the commercial real estate market in general.

In addition, factors such as our outlook on interest rates, changes to the yield curve, the level and volatility of interest rates and their associated credit spreads, the underlying value of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of an asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our real estate assets through separate single purpose entities and we intend to finance each of these assets using debt financing techniques for that asset alone without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We intend to have no long-term unsecured debt at the Company or Operating Partnership levels, except for our Revolving Line of Credit. Our secured and unsecured aggregate borrowings are intended by us to be reasonable in relation to our tangible assets and will be reviewed by our board of directors at least quarterly. In determining whether our borrowings are reasonable in relation to our tangible assets, we expect that our board of directors will consider many factors, including without limitation the lending standards of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, for loans in connection with the financing of multifamily properties, the leverage ratios of publicly traded and non-traded REITs with similar investment strategies, and general market conditions. There is no limitation on the amount that we may borrow for any single investment.

Our ability to incur additional debt is dependent on a number of factors, including our credit ratings (if any), the value of our assets, our degree of leverage and borrowing restrictions imposed by lenders. We will continue to monitor the debt markets, including Fannie Mae and/or Freddie Mac (who have been a significant and consistent source of financing to the company and the multifamily market generally), and as market conditions permit, access borrowings that are advantageous to us. It is important to note that Freddie Mac and Fannie Mae are both GSEs (Government Sponsored Entities). GSE reform has been a topic of debate in Congress for several years now and it is possible that Congress or FHFA (Federal Housing Finance Agency) could materially change the terms and/or availability of mortgage debt to the multifamily industry. Changes could materially affect our ability to acquire or refinance assets.

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

As of December 31, 2020, we had long term mortgage indebtedness of approximately $2.6 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties.

As of December 31, 2020, we had approximately $28.7 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

Off-Balance Sheet Arrangements

    As of December 31, 2020, we had 1,300,314 outstanding Warrants from our sales of Series A Preferred Stock Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2020, a total of 531,522 Warrants had been exercised into 10,630,440 shares of Common stock. The 1,300,314 Warrants outstanding at December 31, 2020 have exercise prices that range between $16.64 and $26.34 per share. If all the Warrants outstanding at December 31, 2020 became exercisable and were exercised, gross proceeds to us would be approximately $522.8 million and we would as a result issue an additional 26,006,280 shares of Common Stock.

Contractual Obligations

    Please see note 11 to our Consolidated Financial Statements for details regarding our contractual obligations.

Based on a LIBOR rate of 0.14% at December 31, 2020, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Principal payments:
Mortgage debt	$2,640,705	$103,759	$186,902	$347,630	$2,002,414
Line of credit	22,000	22,000	—	—	—
Total principal	$2,662,705	$125,759	$186,902	$347,630	$2,002,414
Interest payments:
Mortgage debt	$804,510	$99,199	$186,789	$163,108	$355,413
Line of credit	20	20	—	—	—
Total interest	$804,530	$99,219	$186,789	$163,108	$355,413

In addition, we had unfunded real estate loan balances totaling approximately $44.4 million at December 31, 2020.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2020, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap

Summit Crossing II	$20,700		2.5%	5.3%
Total capped floating-rate debt	20,700	0.8%

Champions Village	27,400		—	—
Fairfield Shopping Center	19,750		—	—
Total uncapped floating-rate debt	47,150	1.8%

Total floating-rate debt	$67,850	2.6%

    Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of December 31, 2020; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

    If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2020, would increase by approximately $0.6 million or decrease by approximately $0.06 million on an annualized basis.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019 and 2018

Schedule IV- Mortgage Loans on Real Estate as of December 31, 2020

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item  9A.    Controls and Procedures

Management's Report on Internal Control over Financial Reporting

    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (Exchange Act) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or the board of directors of the Company; and
• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
    Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2020.
    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.
Evaluation of disclosure controls and procedures.

    Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2020, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

    As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.
Item  9B.    Other Information

    None.

PART III

Item  10.    Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and officers is incorporated herein by reference to our proxy statement, or our 2021 Proxy Statement, to be filed with the SEC with regard to our 2021 Annual Meeting of Stockholders.

Item  11.    Executive Compensation

Information required by this item regarding our officers is incorporated herein by reference to our 2021 Proxy Statement to be filed with the SEC.

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our 2021 Proxy Statement to be filed with the SEC.

Item  13.    Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding our officers and directors is incorporated herein by reference to our 2021 Proxy Statement to be filed with the SEC.

Item  14.    Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our 2021 Proxy Statement to be filed with the SEC.

PART IV

Item    15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation
Schedule IV – Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Preferred Apartment Communities, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Preferred Apartment Communities, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial instruments in 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Expected Credit Loss on Real Estate Loan Investments

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s allowance for expected credit loss is recognized based on total expected future credit losses for its real estate loan investments. The Company’s allowance for expected credit loss was $9.1 million on total real estate loan investments, net of $279.9 million as of December 31, 2020. The allowance for expected credit loss on real estate loan investments is established based on the protection afforded to the Company for each loan in which the Company is the lender, which is estimated by management to be the excess of the future estimated fair market value of the developed property over the total of (i) the developer’s related obligations, (ii) other loans senior to the Company's, (iii) the expected future balance of accrued interest and (iv) any other obligations related to the project’s funding. As disclosed by management, arriving at the future estimated fair market value of the developed property requires management to make significant assumptions and judgments concerning each project, especially regarding our estimates of future market capitalization rates and property net operating income projections. The excess is expressed as a percentage of the developed property’s future estimated fair market value, defined as a loss reserve ratio, which is then pooled into ranges of loss percentages derived from company-specific loss experience. The product of the loss reserve ratio and the expected fully funded balance is the initial total expected credit loss reserve, which is reevaluated over the life of the loan based on the achievement of certain construction and lease-up milestones as the project approaches completion and the loan approaches maturity. Loss reserves may also be further refined based on subjective qualitative factors.

The principal considerations for our determination that performing procedures relating to the allowance for expected credit loss on real estate loan investments is a critical audit matter are (i) the significant judgment by management in determining the future estimated fair market value of the developed property, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to these fair market value estimates, and (ii) the significant audit effort in evaluating the future market capitalization rates and property net operating income projections.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s process for estimating the allowance for expected credit loss on real estate loan investments, including controls over the development of future market capitalization rates and property net operating income projections. These procedures also included, among others, testing management’s process for estimating the allowance for expected credit loss on real estate loan investments by (i) evaluating the appropriateness of management’s methodology for estimating the allowance for expected credit loss and determining the future estimated fair market value of the developed property; (ii) testing the data used in the estimate; and (iii) for a sample of real estate loan investments, evaluating the reasonableness of the future market capitalization rates and property net operating income projections used in the estimate. Evaluating the future market capitalization rates and property net operating income projections involved evaluating whether they were reasonable considering real estate market forecasts and the performance of management’s existing comparable operating properties, as well as whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 1, 2021

We have served as the Company’s auditor since 2010.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

(In thousands, except per-share par values)	December 31, 2020	December 31, 2019
Assets
Real estate
Land	$605,282	$635,757
Building and improvements	3,034,727	3,256,223
Tenant improvements	184,288	167,275
Furniture, fixtures, and equipment	306,725	323,381
Construction in progress	12,269	11,893
Gross real estate	4,143,291	4,394,529
Less: accumulated depreciation	(509,547)	(421,551)
Net real estate	3,633,744	3,972,978
Real estate loan investments, net of deferred fee income and allowance for expected credit loss of $10,261 and $1,460	279,895	325,790
Real estate loan investments to related parties, net of deferred fee income and allowance of $0 and $1,640	—	23,692
Total real estate and real estate loan investments, net	3,913,639	4,322,460

Cash and cash equivalents	28,657	94,381
Restricted cash	47,059	42,872
Notes receivable	1,863	17,079
Note receivable and revolving line of credit due from related party	9,011	24,838
Accrued interest receivable on real estate loans	22,528	25,755
Acquired intangible assets, net of amortization of $169,718 and $149,896	127,138	154,803
Deferred loan costs on Revolving Line of Credit, net of amortization of $1,544 and $849	714	1,286
Deferred offering costs	4,786	2,147
Tenant lease inducements, net of amortization of $5,350 and $3,567	18,206	19,607
Investment in unconsolidated joint venture	6,657	—
Tenant receivables and other assets	100,821	65,332

Total assets	$4,281,079	$4,770,560

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $46,241 and $42,807	$2,594,464	$2,567,022
Revolving line of credit	22,000	—
Term note payable, net of deferred loan costs of $0 and $511	—	69,489
Unearned purchase option termination fees	723	2,859
Deferred revenue	36,010	39,722
Accounts payable and accrued expenses	41,912	42,191
Deferred liability to Former Manager	23,335	—
Contingent liability due to Former Manager	14,814	—
Accrued interest payable	7,877	8,152
Dividends and partnership distributions payable	20,137	23,519
Acquired below market lease intangibles, net of amortization of $34,006 and $23,655	51,934	62,611
Prepaid rent, security deposits, and other liabilities	29,425	20,879
Total liabilities	2,842,631	2,836,444

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 and 2,161 shares
issued; 1,735 and 2,028 shares outstanding at December 31, 2020 and December 31, 2019, respectively	17	20
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 149 and 5 shares
issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	—
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
89 and 103 shares outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 19 and zero shares
issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 49,994 and 46,443 shares issued and
outstanding at December 31, 2020 and December 31, 2019, respectively	500	464
Additional paid-in capital	1,631,646	1,938,057
Accumulated (deficit) earnings	(192,446)	(7,244)
Total stockholders' equity	1,439,719	1,931,298
Non-controlling interest	(1,271)	2,818
Total equity	1,438,448	1,934,116

Total liabilities and equity	$4,281,079	$4,770,560
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

(In thousands, except per-share figures)	Year ended December 31,
	2020	2019	2018
Revenues:
Rental and other property revenues	$445,815	$406,916	$331,465
Interest income on loans and notes receivable	46,610	49,542	50,190
Interest income from related parties	4,235	11,946	15,616
Miscellaneous revenues	5,537	2,023	—
Total revenues	502,197	470,427	397,271

Operating expenses:
Property operating and maintenance	69,255	59,845	51,006
Property salary and benefits (including reimbursements of $1,430, $18,054 and $16,276 to related party)	22,377	20,693	17,766
Property management costs (including $894, $10,307 and $8,976 to related party)	4,989	13,981	11,681
Real estate taxes and insurance	63,294	56,832	47,020
General and administrative	30,809	5,773	3,464
Equity compensation to directors and executives	1,644	1,223	1,703
Depreciation and amortization	201,677	185,065	171,136
Asset management and general and administrative expense fees to related party	3,099	33,516	27,541
Allowance for expected credit losses	6,103	2,038	2,533
Management Internalization expense	180,116	2,987	—
Total operating expenses	583,363	381,953	333,850

Waived asset management and general and administrative expense fees	(1,136)	(11,764)	(6,656)

Net operating expenses	582,227	370,189	327,194

Operating income (loss) before gains on sales of real estate and loss from unconsolidated joint venture	(80,030)	100,238	70,077
Loss from unconsolidated joint ventures	(314)	—	—
Gains on sales of real estate and mortgage-backed securities, net	23,456	1,567	69,705
Operating income (loss)	(56,888)	101,805	139,782
Interest expense	118,558	111,964	95,564
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	1,831	320
Loss on extinguishments of debt	(6,674)	(84)	—
Gains on sale of real estate loan investment and land condemnation	517	954	—

Net (loss) income	(181,603)	(7,458)	44,538
Net loss (income) attributable to non-controlling interests	3,815	214	(1,071)

Net (loss) income attributable to the Company	(177,788)	(7,244)	43,467

Dividends declared to preferred stockholders	(160,908)	(113,772)	(86,741)
Earnings attributable to unvested restricted stock	(205)	(17)	(16)

Net loss attributable to common stockholders	$(338,901)	$(121,033)	$(43,290)

Net loss per share of Common Stock available to common stockholders, basic and diluted	$(6.95)	$(2.73)	$(1.08)

Weighted average number of shares of Common Stock outstanding, basic and diluted	48,743	44,265	40,032

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2020, 2019 and 2018

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2020	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116
Cumulative adjustment to reflect the adoption of ASU 2016-13	—	—	—	(7,414)	(7,414)	—	(7,414)
Issuance of Series A Units	1	—	64,483	—	64,484	—	64,484
Issuance of Series A1/M1 preferred shares	2	—	163,144	—	163,146	—	163,146
At-the-market issuance of common stock	—	6	4,608	—	4,614	—	4,614
Exercises of warrants	—	—	8	—	8	—	8
Redemptions of preferred stock	(5)	28	(314,290)	—	(314,267)	—	(314,267)
Syndication and offering costs	—	—	(25,935)	—	(25,935)	—	(25,935)
Equity compensation to executives and directors	—	—	1,397	—	1,397	—	1,397
Conversion of Class A Units to common stock	—	2	2,236	—	2,238	(2,238)	—
Current period amortization of Class B Units	—	—	—	—	—	247	247
Net loss	—	—	—	(177,788)	(177,788)	(3,815)	(181,603)
Contributions from non-controlling interests	—	—	—	—	—	186	186
Reallocation of non-controlling interest to Class A Unitholders	—	—	(2,286)	—	(2,286)	2,286	—
Distributions to non-controlling interests	—	—	—	—	—	(161)	(161)
Distributions to Class A Unitholders	—	—	—	—	—	(594)	(594)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—	—	(149,944)	—	(149,944)	—	(149,944)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—	—	(6,408)	—	(6,408)	—	(6,408)
Dividends to Series A1/M1 preferred stockholders ($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(4,556)	—	(4,556)	—	(4,556)
Dividends to common stockholders ($0.7875 per share)	—	—	(38,868)	—	(38,868)	—	(38,868)
Balance at December 31, 2020	$19	$500	$1,631,646	$(192,446)	$1,439,719	$(1,271)	$1,438,448
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2020, 2019 and 2018

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Series A Units	5	—	482,144	—	482,149	—	482,149
Issuance of mShares preferred shares	1	—	61,757	—	61,758	—	61,758
Issuance of Series A1/M1 preferred shares	—	—	4,731	—	4,731	—	4,731
Exercise of warrants	—	9	11,486	—	11,495	—	11,495
Redemptions of preferred stock	(1)	36	(12,140)	—	(12,105)	—	(12,105)
Syndication and offering costs	—	—	(60,165)	—	(60,165)	—	(60,165)
Equity compensation to executives and directors	—	—	632	—	632	—	632
Conversion of Class A to common stock	—	1	676	—	677	(677)	—
Current Period Amortization of Class B Units	—	—	—	—	—	591	591
Net loss	—	—	—	(7,244)	(7,244)	(214)	(7,458)
Contributions from non-controlling interests	—	—	—	—	—	4,538	4,538
Reallocation of non-controlling interest to Class A Unitholders	—	—	1,751	—	1,751	(1,751)	—
Distributions to non-controlling interests	—	—	—	—	—	(908)	(908)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—	—	(108,950)	—	(108,950)	—	(108,950)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—	—	(4,807)	—	(4,807)	—	(4,807)
Dividends to Series A1/M1 preferred stockholders	—	—	(15)	—	(15)	—	(15)
Dividends to common stockholders ($1.0475 per share)	—	—	(46,755)	—	(46,755)	—	(46,755)
Balance at December 31, 2019	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2020, 2019 and 2018

(In thousands, except dividend per-share figures)	Series A and Series M Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2018	$12	$386	$1,271,040	$4,449	$1,275,887	$4,879	$1,280,766
Issuance of Series A Units	4	—	420,389	—	420,393	—	420,393
Issuance of mShares preferred shares	—	—	28,951	—	28,951	—	28,951
Redemptions of preferred stock	—	17	(9,445)	—	(9,428)	—	(9,428)
Exercises of warrants	—	12	16,042	—	16,054	—	16,054
Syndication and offering costs	—	—	(44,681)	—	(44,681)	—	(44,681)
Equity compensation to executives and directors	—	—	537	—	537	—	537
Conversion of Class A Units to common stock	—	3	2,011	—	2,014	(2,014)	—
Current period amortization of Class B Units	—	—	—	—	—	1,166	1,166
Net income	—	—	—	43,467	43,467	1,071	44,538
Reallocation of non-controlling interest to Class A Unitholders	—	—	2,822	—	2,822	(2,822)	—
Distributions to non-controlling interests	—	—	—	—	—	(1,041)	(1,041)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—	—	(37,975)	(46,867)	(84,842)	—	(84,842)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—	—	(850)	(1,049)	(1,899)	—	(1,899)
Dividends to common stockholders ($1.02 per share)	—	—	(41,129)	—	(41,129)	—	(41,129)
Balance at December 31, 2018	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

(In thousands)	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net (loss) income	$(181,603)	$(7,458)	44,538
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	201,677	185,065	171,136
Amortization of above and below market leases	(8,021)	(5,765)	(5,905)
Deferred revenues and other non-cash revenues amortization	(5,059)	(6,275)	(4,643)
Purchase option termination fee amortization	(6,536)	(9,111)	(8,660)
Amortization of equity compensation, lease incentives, and other non-cash expenses	4,267	3,220	3,347
Deferred loan cost amortization	6,855	6,450	7,108
Non-cash accrued interest income on real estate loan investments	(12,372)	(13,828)	(17,774)
Receipt of accrued interest income on real estate loan investments	14,391	8,063	21,298
Gains on the sales of real estate and mortgage-backed securities	(23,456)	(1,567)	(69,705)
Gains on the sales of real estate loan investments and land condemnation	(517)	(954)	—
Loss from unconsolidated joint ventures	314	—	—
Cash received for purchase option terminations	7,000	3,591	7,740
Loss on extinguishment of debt	6,674	84	—
Non-cash settlement of related party line of credit from Internalization	20,864	—	—
Non-cash payment of interest on related party line of credit	—	(637)	—
Mortgage interest received from consolidated VIEs	—	18,750	6,049
Mortgage interest paid to other participants of consolidated VIEs	—	(18,750)	(6,049)
Increase in allowance for expected credit losses	6,103	2,038	2,533
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(24,437)	(20,565)	(7,631)
(Increase) in tenant lease incentives	(382)	(644)	(7,607)
Increase in accounts payable and accrued expenses	7,084	1,518	2,876
Increase in deferred liability to Former Manager	22,851	—	—
Increase in contingent liability	15,000	—	—
(Increase) decrease in accrued interest, prepaid rents and other liabilities	(2,805)	2,406	6,730
Net cash provided by operating activities	47,892	145,631	145,381

Investing activities:
Investments in real estate loans	(59,417)	(98,418)	(200,806)
Repayments of real estate loans	115,726	54,384	250,448
Notes receivable issued	(1,044)	(5,692)	(9,946)
Notes receivable repaid	16,293	3,089	12,759
Note receivable issued to and draws on line of credit by related parties	(9,624)	(40,458)	(51,789)
Repayments of notes receivable and lines of credit by related parties	4,546	35,239	41,117
Proceeds from sale of real estate loan investment, net	3,898	747	—
Origination fees received on real estate loan investments	898	1,565	4,331
Origination fees paid to Former Manager on real estate loan investments	—	(783)	(2,166)
Mortgage principal received from consolidated VIEs	—	6,570	1,255
Purchases of mortgage-backed securities	—	(30,841)	(45,927)
Proceeds from sales of mortgage-backed securities	—	79,558	—
Acquisition of properties	(321,962)	(619,089)	(1,007,048)
Disposition of properties, net	515,477	—	164,838
Proceeds from sale of interest in unconsolidated joint venture	19,221	—	—
Return of capital from investment in unconsolidated joint venture	12,250	—	—
Receipt of insurance proceeds for capital improvements	—	746	978
Proceeds from land condemnation	787	643	—
Equity investment in property development	(50)	(100)	—
Capital improvements to real estate assets	(52,809)	(48,071)	(44,383)
Deposits (paid) refunded on acquisitions	(65)	(146)	4,534
Net cash provided by (used in) investing activities	244,125	(661,057)	(881,805)

Financing activities:
Proceeds from mortgage notes payable	469,184	405,430	602,375
Repayments of mortgage notes payable	(438,308)	(176,903)	(121,797)
Payments for deposits and other mortgage loan costs	(12,140)	(8,705)	(12,299)
Payments for mortgage prepayment costs	(5,733)	—	—
Payments to real estate loan participants	—	(5,223)	(10,420)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

(In thousands)	Years Ended December 31,
	2020	2019	2018
Proceeds from lines of credit	442,000	265,200	550,300
Payments on lines of credit	(420,000)	(322,200)	(535,100)
Proceeds from (repayment of) the Term Loans	(70,000)	70,000	(11,000)
Mortgage principal paid to other participants of consolidated VIEs	—	(6,570)	(1,255)
Proceeds from repurchase agreements	—	4,857	—
Repayments of repurchase agreements	—	(4,857)	—
Proceeds from the sales of preferred stock and Units, net of offering costs	206,381	501,076	408,644
Proceeds from sales of Common Stock	4,522	—	—
Proceeds from exercises of Warrants	24	11,659	20,052
Payments for redemptions of preferred stock	(314,154)	(12,124)	(9,367)
Dividends paid to common stockholders	(42,100)	(45,439)	(39,865)
Dividends paid to preferred stock and Class A Unitholders	(161,746)	(111,738)	(85,461)
Distributions to non-controlling interests	(161)	—	—
Payments for deferred offering costs	(11,509)	(4,013)	(3,705)
Contributions from non-controlling interests	186	4,539	—

Net cash (used) provided by financing activities	(353,554)	564,989	751,102

Net (decrease) increase in cash, cash equivalents and restricted cash	(61,537)	49,563	14,678
Cash, cash equivalents and restricted cash, beginning of year	137,253	87,690	73,012
Cash, cash equivalents and restricted cash, end of period	$75,716	$137,253	$87,690

Supplemental cash flow information:
Cash paid for interest	$111,076	$103,298	$86,222

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$5,189	$4,816	$2,317
Writeoff of fully depreciated or amortized assets and liabilities	$2,724	$261	$480
Writeoff of fully amortized deferred loan costs	$2,828	$1,919	$4,829
Consolidation of assets of VIEs	$—	$270,669	$264,886
Consolidation of liabilities of VIEs	$—	$270,670	$264,886
Deconsolidation of assets of VIEs	$—	$578,707	$—
Deconsolidation of liabilities of VIEs	$—	$578,707	$—
Dividends payable - Common Stock	$8,924	$12,156	$10,840
Dividends payable - Series A Preferred Stock	$8,680	$10,020	$7,920
Dividends payable - mShares Preferred Stock	$1,236	$560	$269
Dividends payable - A1/M1 Preferred Stock	$844	$15	$—
Dividends declared but not yet due and payable	$453	$768	$229
Partnership distributions payable to non-controlling interests	$130	$225	$228
Accrued and payable deferred offering costs	$98	$3,836	$461
Offering cost reimbursement to related party	$40	$512	$1,890
Reclass of offering costs from deferred asset to equity	$4,671	$12,551	$4,044
Loan receivables converted to equity for property acquisition	$—	$47,797	$—
Fair value issuances of equity compensation	$6,461	$719	$4,972
Mortgage loans assumed on acquisitions	$—	$41,550	$47,125
Noncash repayment of mortgages through refinancings	$86,669	$65,607	$152,770
Operating lease liabilities assumed from Former Manager	$15,912	$—	$—
Sales of Agency MBS investments, settled after year-end	$—	$—	$41,181
Noncash extinguishment of notes receivable	$20,865	$—	$—
Noncash contribution of property into an unconsolidated joint venture	$38,443	$—	$—
Lessee-funded tenant improvements, capitalized as landlord assets	$—	$—	$18,202

    The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2020

1. Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS) is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers and Class A office buildings. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of December 31, 2020, the Company owned or was invested in 116 properties in 13 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until January 31, 2020 (see Note 6).

As of December 31, 2020, the Company had 49,994,032 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.7% owner of the Preferred Apartment Communities Operating Partnership, L.P., the Company's operating partnership, at that date. The number of partnership units not owned by the Company totaled 648,936 at December 31, 2020 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducted substantially all of its business through the Operating Partnership until January 31, 2020. Beginning February 1, 2020, the Company will conduct substantially all of its business through PAC Carveout, LLC, a wholly-owned subsidiary of the Operating Partnership. Carveout intends to elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2020. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owned and conducted the business of our portfolio of off-campus student housing communities until the sale of all our student housing communities on November 3, 2020. Each of these entities are or were indirect wholly-owned subsidiaries of the Operating Partnership.

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
December 31, 2020

2.Summary of Significant Accounting Policies

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
December 31, 2020

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
Real Estate Loan Investments
The Company carries its investments in real estate loans at amortized cost with assessments made for expected loan loss allowances in the event recoverability of the principal amount becomes doubtful. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans, net of unamortized deferred loan origination fees and current expected credit losses.

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans or notes. In the event that a loan or note is refinanced with the proceeds of another loan issued by the Company, any unamortized loan fee revenue from the first loan will be recognized as interest revenue at the date of refinancing. Loan origination fees applicable to real estate loans are amortized over the lives of the loans as adjustments to interest income using the effective interest rate method. When there is concern as to the ultimate collection of principal or interest, the Company either ceases the accrual of interest, or records allowances as necessary. Certain real estate loan assets include limited purchase options or additional amounts of accrued interest. Additional accrued interest becomes due in cash to the Company on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by the Company or one of its affiliates) and (iv) any other repayment of the loan.

On January 1, 2020, the Company adopted ASU 2016-13, that replaced the incurred loss model with an expected loss model for instruments measured at amortized cost, and requires entities to record credit allowances for total expected future losses on financial assets at the outset of each loan. For each loan in which the Company is the lender, the amount of protection afforded to the Company is estimated to be the excess of the future estimated fair market value of the developed property over the developer’s related obligations (including the Company’s mezzanine or member loan(s)), other loans senior to the Company's, the expected future balance of accrued interest and any other obligations related to the project’s funding. The excess represents the amount of equity dollars in each real estate project plus profit expected to be realized by the developer on the project, both of which are in a subordinate position to the Company's real estate loan investments. This numeric result is expressed as a percentage of the developed property's future estimated fair market value (a "loss reserve ratio"), which is then pooled into ranges of loss percentages that was derived from company-specific loss experience. The product of this indicated loss reserve ratio and the expected fully-funded balance (inclusive of an expected future balance of accrued interest) is the initial total expected credit loss reserve. Over the life of the loan, the initial reserve is reevaluated for potential reduction at the achievement of certain milestones in construction and lease-up progress as the project approaches completion and the loan approaches maturity, given no unforeseen degradation in project performance or failure to adhere to the terms of the loan by the borrower/developer. Finally, the loss reserve may be further refined by the Company due to any subjective qualitative factors deemed pertinent and worthy of reflection. Reserves for current expected credit losses are written off when the instrument is deemed to be uncollectible.

The Company implemented this new guidance by applying this model to its existing portfolio of real estate loan investments using the modified retrospective method and in doing so, recorded a cumulative effect adjustment to retained earnings on January 1, 2020. See note 4.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Company's real estate loan investments are collateralized by real estate development projects and secured further by guaranties of repayment from one or more of the borrowers. The Company's lines of credit receivable are typically only collateralized by personal guaranties, but occasionally may be cross-collateralized by interests in other real estate projects. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the overall economic environment, real estate sector, and geographic submarket in which the borrower operates are considered. Such analyses are completed and reviewed by management, utilizing various data sources, including periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, capitalization and discount rates and site inspections, the results of which are included within the Company's expected loss model.
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

Purchase Option Terminations

The Company will occasionally receive a purchase option and/or a right of first offer on the underlying property in conjunction with extending a real estate loan investment to the developer of the property. The purchase option is in some instances at a discount to the to-be-agreed-upon market value of the property, once stabilized. If the Company elects not to exercise the purchase option and acquire the property, it may negotiate to sell the purchase option back to the developer and receive a termination fee in consideration. The amount of the termination fee is accounted for as additional interest on the real estate loan investment and is recognized as interest revenue utilizing the effective interest method over the period beginning from the date of election until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property.

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
December 31, 2020

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

Redeemable Preferred Stock

Shares of the Series A Redeemable Preferred Stock, stated value $1,000 per share, or Series A Preferred Stock, Series A1 Redeemable Preferred Stock, stated value $1,000 per share, or Series A1 Preferred Stock, Series M Redeemable Preferred Stock, stated value $1,000 per share, or mShares, and Series M1 Redeemable Preferred Stock, stated value $1,000 per share, or Series M1 Preferred Stock (collectively, Preferred Stock), are redeemable at the option of the holder, subject to a declining redemption fee schedule. Voluntary redemptions by the holder are outside the control of the Company. However, the Company retains the right to fund any redemptions of any of its shares of Preferred Stock in either Common Stock or cash at its option. Therefore, the Company records all its Preferred Stock as components of permanent stockholders’ equity.

In the event of a call by the Company of outstanding shares of its Preferred Stock, the Company records the difference between the consideration paid to the holder of the Preferred Stock and the carrying value of the shares on the Company's consolidated balance sheets as a deemed dividend that is subtracted from net income to arrive at income available to common stockholders in the calculation of earnings per share.

Deferred Offering Costs

Deferred offering costs represent direct costs incurred by the Company related to current equity offerings, excluding costs specifically identifiable to a closing, such as commissions, dealer-manager fees, and other registration fees. For issuances of equity that occur on one specific date, associated offering costs are reclassified as a reduction of proceeds raised on the date of issue. The Company's offerings of Preferred Stock generally close on a bimonthly basis in variable amounts. Deferred offering costs related to the Preferred Stock offerings are reclassified to the stockholders’ equity section of the consolidated balance sheet as a reduction of proceeds raised on a pro-rata basis equal to the ratio of total shares or value of shares issued to the maximum number of shares or the value of shares, as applicable, that are expected to be issued.

Revenue Recognition

Multifamily communities

Rental revenue is recognized when earned from residents of the Company's multifamily communities, which is over the terms of the rental agreements, typically a duration of thirteen months or less. The Company evaluates the collectability of amounts due from residents and recognizes revenue from residents when collectability is deemed probable, in accordance with ASC 842-30-25-12.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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

Our office building leases have original lease terms which generally range from five to fifteen years and generally contain contractual, annual base rental rate escalations ranging from 2% to 3%. These leases may be structured as gross where the tenant’s base rental rate is all inclusive and there is no additional obligation to reimburse building operating expenses, net or where in addition to base rent the tenant is also responsible for its pro rata share of reimbursable building operating expenses, or modified gross where in addition to base rent the tenant is also responsible for its pro rata share of reimbursable building operating expense increases over a base year amount (typically calculated as the actual reimbursable operating expenses in year one of the original lease term).

Base rental revenue from tenants' operating leases is a lease component revenue in the Company's grocery-anchored shopping centers and office properties and is recognized on a straight-line basis over the term of the lease. Revenue based on "percentage rent" provisions that provide for additional rents that become due upon achievement of specified sales revenue targets (as specified in each lease agreement) is recognized only after the tenant exceeds its specified sales revenue target. Revenue from reimbursements of the tenants' share of real estate taxes, insurance and common area maintenance, or CAM, costs represent non-lease component revenue. Having met the criteria that (i) the timing and pattern of transfer for the lease component and associated non-lease components are the same and (ii) that the lease component, if accounted for separately would be classified as an operating lease, the Company has elected the practical expedient under ASC 842, Leases, paragraph 10-15-42A, to elect reporting the lease component and non-lease components as one single component under Rental and other property revenues recognized in accordance with ASC 842. Reimbursement revenue and percentage rent were previously presented in the Company’s Other Property Revenues line item. For presentation purposes, the Company has reclassified its revenue from reimbursements into Rental and other property revenues for all periods presented, for comparability. Revenue from reimbursements are considered variable lease payments and are recognized in the period in which the related expenses are incurred. The Company does not record income and offsetting expense for certain variable costs paid directly to third parties by lessees on behalf of lessors.

Non-lease components which do not qualify under the practical expedient primarily include lease termination income and other ancillary revenue (e.g. application fees, license fees, late fees and tenant billbacks). These items are recorded under Rental and other property revenues. Lease termination revenues are recognized ratably over the revised remaining lease term after giving effect to the termination notice or when tenant vacates and the Company has no further obligations under the lease. Rents and tenant reimbursements collected in advance are recorded as prepaid rent within other liabilities in the accompanying consolidated balance sheets. The Company evaluated the collectability of the tenant receivable related to rental and reimbursement billings due from tenants and straight-line rent receivables, which represent the cumulative amount of future adjustments necessary to present rental revenue on a straight-line basis, by taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. The Company

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

evaluates the collectability of these amounts and recognizes revenue related to tenants where collectability is deemed probable, in accordance with ASC 842-30-25-12. The Company previously recorded bad debt expense within the Property operating and maintenance expense line item, and upon adoption of ASC 842 on January 1, 2019, began recording amounts not deemed probable of collection as a reduction of rental revenues and other property revenues, as applicable.

The Company may provide grocery-anchored shopping center and office building tenants an allowance for the construction of leasehold improvements. Leasehold improvements that are owned by the Company are capitalized and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Company is the owner of the leasehold improvements, recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements. For our office properties, if the improvement is deemed to be a “landlord asset,” and the tenant funded the tenant improvements, the cost is amortized over the term of the underlying lease with a corresponding recognition of rental revenues. In order to qualify as a landlord asset, the specifics of the tenant’s assets are reviewed, including the Company's approval of the tenant’s detailed expenditures, whether such assets may be usable by other future tenants, whether the Company has consent to alter or remove the assets from the premises and generally remain the Company's property at the end of the lease.

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

Acquisition Costs

The Company accounts for acquisition costs in accordance with guidance provided in Accounting Standards Update 2017-01. Under this guidance, most property acquisitions made by the Company will fall within the category of acquired assets rather than acquired businesses. This distinction causes the Company to capitalize its costs for acquisitions, allocate them to the fair value of acquired assets and liabilities and amortize these costs over the remaining useful lives of those assets and liabilities. Should the Company complete any acquisitions in the future which qualify as acquisitions of businesses, associated acquisition costs would be expensed as incurred.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

New Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
Recently Adopted Accounting Guidance
ASU 2016-13, Financial Instruments - Credit Losses (ASC 326)	ASU 2016-03 changes how entities will measure credit losses for most financial assets, including loans, which are not measured at fair value through net income. The guidance replaces the existing incurred loss model with an expected loss model for instruments measured at amortized cost, and requires entities to record credit allowances for financial assets rather than reduce the carrying amount, as they do today under the other-than temporary impairment model.	January 1, 2020	Implementation of the new guidance on accounting for financial assets will be limited to our real estate loans and notes and revolving lines of credit. We have developed a model that derives a reserve ratio based upon the amount of financial protection afforded each instrument. For each loan in which we are the lender, the amount of protection afforded to us is estimated to be the excess of the future estimated fair market value of the developed property over the commitment amount of each loan (including other loans senior to the Company’s), inclusive of accrued interest and other related receivables. The excess represents the amount of equity dollars in each real estate project, which are in a subordinate position to our real estate loan investments. We implemented this new guidance using the modified retrospective basis by recording a cumulative effect adjustment of approximately $7.4 million to retained earnings on January 1, 2020.

Recently Issued Accounting Guidance Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The new standard enables affected entities to elect from a series of practical expedients designed to ease the transition from referenced base rates within contracts designated to be replaced by Reference Rate Reform.	The amendments are effective March 12, 2020 through December 31, 2022.	ASU 2020-04 will be applicable to the Company's variable-rate debt instruments for which the Company is the borrower, which bear interest at a spread over the 1-month London Interbank Offer Rate (1-month LIBOR). Among the practical expedients are the option to elect prospective adjustment of the effective interest rate, foregoing reassessment of any instruments under loan modification rules. The Company is monitoring developments pertaining to Reference Rate Reform and does not currently anticipate ASU 2020-04 to have a material effect on its results of operations.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
(unaudited)	December 31, 2020		December 31, 2019
Residential properties:
Properties (1)	37	(1, 2)	42
Units	11,143		12,256
Beds	—		6,095
New Market Properties:
Properties	54	( 2, 3)	52
Gross leasable area (square feet) (3)	6,208,278		6,041,629
Preferred Office Properties:
Properties	9	(2)	9
Rentable square feet	3,169,000		3,169,000
Development properties	2		1
Rentable square feet	35,000		35,000

(1) The acquired second phases of CityPark View and Crosstown Walk communities are managed in combination with the initial phases and so together are considered a single property, as is the Regent at Lenox Village within the Lenox Portfolio.

(2) One multifamily community, two grocery-anchored shopping centers and two office buildings are owned through consolidated joint ventures. One grocery-anchored shopping center is an investment in an unconsolidated joint venture.

(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and is not included in the totals above for New Market Properties.

Impacts of COVID-19 Pandemic

The COVID-19 pandemic that spread throughout the country during 2020 impacted earnings for commercial real estate to some degree but has not had a profound widespread negative effect on the valuations of real estate assets. The Company does not consider this event to be a triggering event for purposes of impairment, since overall occupancy rates for the Company’s real estate assets have not materially declined and the Company has continued to collect substantially all rent due. Thus, there is no evidence of declining valuations or a triggering event.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Residential properties acquired

During the years ended December 31, 2020 and 2019, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

3/31/2020	Horizon at Wiregrass	Tampa, Florida	392
4/30/2020	Parkside at the Beach	Panama City Beach, Florida	288
11/2/2020	The Blake	Orlando, Florida	281
12/15/2020	The Menlo	Jacksonville, Florida	332

			1,293

8/8/2019	Artisan at Viera	Melbourne, Florida	259
9/18/2019	Five Oaks at Westchase	Tampa, Florida	218

			477

The aggregate purchase prices of the multifamily acquisitions were approximately $276.9 million and $117.0 million for the acquisitions completed during the years ended December 31, 2020 and 2019 respectively, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Multifamily Communities acquired during the years ended December 31,
(In thousands, except amortization period data)	2020	2019

Land	$28,074	$9,264
Buildings and improvements	194,434	87,098
Furniture, fixtures and equipment	50,170	19,806
Lease intangibles	8,635	2,647
Prepaids & other assets	354	75
Accrued taxes	(437)	(477)
Security deposits, prepaid rents, and other liabilities	(742)	(118)

Net assets acquired	$280,488	$118,295

Cash paid	$144,016	$78,295
Mortgage debt, net	136,472	40,000

Total consideration	$280,488	$118,295

Year ended December 31, 2020:
Revenue	$9,328	$9,206
Net income (loss)	$(6,244)	$(3,779)

Year ended December 31, 2019:
Revenue	$—	$2,967
Net income (loss)	$—	$(2,074)

Capitalized acquisition costs incurred by the Company	$4,370	$1,771
Acquisition costs paid to related party (included above)	$—	$1,216

Remaining amortization period of intangible assets and liabilities (months)	7.8	0

Multifamily communities sold

On November 12, 2020, the Company closed on the sale of its 395-unit multifamily community in San Antonio, Texas, or Avenues at Creekside, to an unrelated third party for a sales price of approximately $62.7 million, exclusive of closing costs and resulting in a gain of approximately $17.3 million, net of disposition costs. Avenues at Creekside contributed approximately $0.3 million of net income to the consolidated operating results of the Company for the year ended December 31, 2020.

The carrying amounts of the significant assets and liabilities of the disposed property at the date of sale were:

(In thousands)	Avenues at Creekside
Real estate assets:
Land	$5,984
Building and improvements	42,750
Furniture, fixtures and equipment	7,840
Accumulated depreciation	(12,186)

Total assets, net	$44,388

Liabilities:
Mortgage note payable	$38,114

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Company had no sales of multifamily community assets during the year ended December 31, 2019.

Student housing property acquired

On March 27, 2019, the Company acquired Rush, a 332-unit, 887-bed student housing community located adjacent to the University of North Carolina at Charlotte. The Company effectuated the acquisition via a negotiated agreement whereby the Company accepted the membership interest in the Rush project entity in satisfaction of the project indebtedness owed to the Company. See Note 4.

The aggregate consideration for the acquisition was approximately $92.4 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

(In thousands, except amortization period data)	2019

Land	$7,289
Buildings and improvements	68,163
Furniture, fixtures and equipment	16,966
Lease intangibles	983
Below market leases	—
Prepaids & other assets	—
Accrued taxes	(158)
Security deposits, prepaid rents, and other liabilities	(2,579)

Net assets acquired	$90,664

Cash paid	$2,717
Satisfaction of loan receivables	46,397
Mortgage debt, net	41,550

Total consideration	$90,664

Year ended December 31, 2020:
Revenue	$6,774
Net income (loss)	$319

Year ended December 31, 2019:
Revenue	$5,532
Net income (loss)	$(2,946)

Capitalized acquisition costs incurred by the Company	$1,016
Acquisition costs to related party (included above)	$936

Remaining amortization period of intangible
assets and liabilities (months)	0

The improvement in net income for the property for the year ended December 31, 2020 over 2019 was due to the payoff of the mortgage on the property in November 2019 and the resulting absence of interest expense.

The Company did not acquire any student housing properties during the year ended December 31, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Student housing properties sold

On November 3, 2020 the Company sold all eight of its student housing communities and one real estate loan investment to an unrelated third party for an aggregate purchase price of $478.7 million exclusive of closing costs and resulting in a gain of $2.9 million. The disposed assets collectively contributed approximately $5.3 million of net loss to the consolidated operating results of the Company for the year ended December 31, 2020. The communities disposed of were:

Property	University	Location	Number of units	Number of beds
Student housing properties sold:
North by Northwest	Florida State University	Tallahassee, FL	219	679
SoL	Arizona State University	Tempe, AZ	224	639
Stadium Village (1)	Kennesaw State University	Atlanta, GA	198	792
Ursa (1)	Baylor University	Waco, TX	250	840
The Tradition	Texas A&M University	College Station, TX	427	808
Knightshade	University of Central Florida	Orlando, FL	221	894
The Bloc	Texas Tech University	Lubbock, TX	140	556
Rush	University of North Carolina - Charlotte	Charlotte, NC	332	887

Total/Average			2,011	6,095

The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

(In thousands)	Student Housing Portfolio
Real estate assets:
Land	$61,149
Building and improvements	390,797
Furniture, fixtures and equipment	68,596
Accumulated depreciation	(60,113)

Total assets, net	$460,429

Liabilities:
Mortgage notes payable	$216,219

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

New Market Properties assets acquired

During the years ended December 31, 2020 and 2019, the Company completed the acquisition of the following grocery-anchored shopping centers:

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

The aggregate purchase price of the New Market Properties acquisitions for the years ended December 31, 2020 and 2019 was approximately $27.7 million and $248.4 million, respectively, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	New Market Properties' acquisitions during the years ended December 31,
(In thousands, except amortization period data)	2020	2019

Land	$9,328	$77,612
Buildings and improvements	12,264	152,804
Tenant improvements	2,099	11,319
In-place leases	3,043	21,084
Above market leases	107	3,098
Leasing costs	1,237	7,216
Below market leases	(359)	(21,028)
Prepaid taxes and other assets	61	124
Security deposits, prepaid rents, and other liabilities	(249)	(869)

Net assets acquired	$27,531	$251,360

Cash paid	$19,640	$91,422
Mortgage debt	7,891	159,938

Total consideration	$27,531	$251,360

Year ended December 31, 2020:
Revenue	$2,250	$25,371
Net income (loss)	$121	$(3,722)

Year ended December 31, 2019:
Revenue	$—	$11,401
Net income (loss)	$—	$(1,686)

Capitalized acquisition costs incurred by the Company	$470	$5,266
Capitalized acquisition costs paid to related party (included above)	$249	$2,367
Remaining amortization period of intangible assets and liabilities (in years, as of December 31, 2020)	10.2	7.8

Preferred Office Properties assets acquired

The Company did not acquire any office buildings during 2020.

During the year ended December 31, 2019, the Company completed the acquisition of the following office buildings:

Acquisition date	Property	Location	Gross leasable area (square feet)

7/25/2019	CAPTRUST Tower	Raleigh, North Carolina	300,000
7/31/2019	251 Armour Drive	Atlanta, Georgia	35,000
12/20/2019	Morrocroft Center	Charlotte, North Carolina	291,000

			626,000

The aggregate purchase price of the Preferred Office Properties acquisitions for the year ended 2019 was approximately $250.6 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

(In thousands, except amortization period data)	Preferred Office Properties' acquisitions during the year ended December 31, 2019

Land	$22,654
Buildings and improvements	193,243
Tenant improvements	13,205
In-place leases	12,766
Above-market leases	1,760
Leasing costs	6,021
Below-market leases	(2,892)
Prepaid and other assets	56
Accrued taxes	(98)
Security deposits, prepaid rents, and other liabilities	(413)

Net assets acquired	$246,302

Cash paid	$93,652
Mortgage debt, net	82,650
Term Note	70,000

Total consideration	$246,302

Year ended December 31, 2020:
Revenue	$21,648
Net income (loss)	$(1,655)

Year ended December 31, 2019:
Revenue	$5,530
Net income (loss)	$(718)

Capitalized acquisition costs incurred by the Company	$3,079
Acquisition costs paid to related party (included above)	$2,570
Remaining amortization period of intangible
assets and liabilities (in years, as of December 31, 2020)	7.1

The Company recorded aggregate amortization and depreciation expense of:

(In thousands)	Years ended December 31,
	2020	2019	2018
Depreciation:
Buildings and improvements	$113,402	$99,137	$78,691
Furniture, fixtures, and equipment	50,474	50,747	47,158
	163,876	149,884	125,849
Amortization:
Acquired intangible assets	36,030	34,057	44,617
Deferred leasing costs	1,576	933	519
Website development costs	195	191	151
Total depreciation and amortization	$201,677	$185,065	$171,136

At December 31, 2020, the Company had recorded acquired gross intangible assets of $296.9 million, accumulated amortization of $169.7 million, gross intangible liabilities of $85.9 million and accumulated amortization of $34.1 million. Net intangible assets and liabilities as of December 31, 2020 will be amortized over the weighted average remaining amortization periods of approximately 7.0 and 8.7 years, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Included in the Company's aggregate restricted cash of approximately $47.1 million at December 31, 2020 was approximately $14.4 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

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
Effective May 7, 2018, the Company terminated its purchase options on the Encore, Bishop Street and Hidden River multifamily communities and the Haven46 and Rush student housing properties, all of which were partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $12.3 million from the developers. Effective January 1, 2019, the Company terminated its purchase options on the Sanibel Straits, Newbergh, Wiregrass and Cameron Square multifamily communities and the Solis Kennesaw student housing property, all of which are partially supported by real estate loan investments held by the Company, in exchange for termination fees aggregating approximately $9.1 million from the developers. Effective March 6, 2020, the Company terminated its purchase option on the Falls at Forsyth multifamily community for $2.5 million. Effective December 10, 2020, the Company terminated its purchase option on the Solis Kennesaw II student housing property for $1.2 million. These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $6.5 million, $9.1 million and $8.7 million of interest revenue related to these purchase option terminations for the years ended December 31, 2020, 2019 and 2018, respectively.
Joint Venture Investment
On July 15, 2020, we contributed our Neapolitan Way grocery-anchored shopping center that was previously wholly-owned and consolidated into a joint venture in exchange for approximately $19.2 million and 50% interest in the joint venture. We realized a gain on the transaction of approximately $3.3 million. We now hold our remaining interest in the property via an unconsolidated joint venture and retain a 50% voting and financial interest. The following tables summarize the balance sheet and statements of operations data for Neapolitan Way shopping center subsequent to its contribution into the joint venture as of and for the periods presented:

(In thousands)	December 31, 2020
Total assets	$39,109
Total liabilities	$25,795

	Three months ended December 31, 2020	Year ended December 31, 2020
Rental and other property revenues	$772	$1,423
Total operating expenses	$924	$1,721
Interest expense	$236	$330
Net income (loss)	$(388)	$(628)
Net income (loss) attributable to the Company	$(194)	$(314)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

	December 31, 2020	December 31, 2019
Number of loans	20	27
Number of underlying properties in development	14	19
(In thousands)
Drawn amount	$290,156	$352,582
Deferred loan origination fees	(1,194)	(1,476)
Allowances for expected credit losses	(9,067)	(1,400)
Carrying value	$279,895	$349,706

Unfunded loan commitments	$44,403	$61,718
Weighted average current interest, per annum (paid monthly)	8.50%	8.48%
Weighted average accrued interest, per annum	3.91%	3.85%

(In thousands)	Principal balance	Deferred loan origination fees	Allowances and CECL Reserves	Carrying value
Balances as of December 31, 2019	$352,582	$(1,476)	$(1,400)	$349,706
Opening CECL reserve	—	—	(7,414)	(7,414)
Loan fundings	59,417	—	—	59,417
Loan repayments	(119,627)	—	—	(119,627)
Loans and accrued interest settled through sale	(2,216)	—	3,548	1,332
Loan origination fees collected	—	(898)	—	(898)
Amortization of loan origination fees	—	1,180	—	1,180
Reserve increases due to loan originations	—	—	(767)	(767)
Net increases in reserves on existing loans or loans repaid	—	—	(3,034)	(3,034)
Balances as of December 31, 2020	$290,156	$(1,194)	$(9,067)	$279,895

(In thousands)	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
Residential Properties	19	$268,308	$315,365	96%
Preferred Office Properties	1	11,587	19,193	4%
Balances as of December 31, 2020	20	$279,895	$334,558

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
December 31, 2020

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

As discussed in note 2, the Company established total expected credit losses against its existing portfolio of real estate loan investments on January 1, 2020. In doing so, it recorded a cumulative effect reduction adjustment to retained earnings of approximately $7.4 million. For the year ended December 31, 2020, the Company recorded an aggregate net increase in its provision for expected credit losses of approximately $1.7 million, primarily related to changes in estimates to the valuations of the underlying development projects due to the COVID-19 pandemic, countered by other projects achieving construction and leasing milestones. The Company's total allowance for expected credit losses for the year ended December 31, 2020 was as follows:

(In thousands)	For the year ended December 31, 2020
Allowances recorded for interest receivable:
Haven Campus Communities, LLC line of credit	$1,649
Starkville real estate loan	652
Net increases in current expected loss reserves on existing loans	3,802

Total allowance for expected credit losses	$6,103

The COVID-19 pandemic has, and will continue to have, impacts upon the development activity underlying our real estate loan investments, including the availability of labor, the supply and availability of construction materials and the ability to achieve leased stabilization. The Company's Berryessa real estate loan investment carried a 4.0% final reserve ratio at December 31, 2020. The project experienced a temporary construction delay due to effects of the COVID-19 pandemic but has received its final certificates of occupancy and was over 50% leased at December 31, 2020. The Company assesses its real estate loan investment portfolio for impacts from COVID-19 at each quarter end.

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

The Company's Starkville loan had been in default since August 20, 2019 under the terms of the underlying mezzanine loan agreement. The Company recorded a loan loss reserve related to this loan totaling $1.4 million, reducing its net investment in the Starkville loan from $7.3 million, including accrued interest of $1.2 million, to a carrying amount of $5.9 million as of December 31, 2019 and an additional $2.1 million on January 1, 2020 with the Company's adoption of ASU 2016-13. This loan was included in the sale of the Company's eight student properties that closed on November 3, 2020.

As described in note 2, the Company assesses the credit quality of its real estate loan investments by a calculated loss reserve ratio, which is an internally-developed credit quality indicator. Loss reserve ratios reflect the amount of protection afforded by the amount of equity and debt financing subordinate to the Company's position in the project; higher reserve ratios reflect a lower amount of invested dollars junior to the Company's position. The following table presents the Company's aggregation of loan amounts (including unpaid interest) by final reserve ratio as of December 31, 2020:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Final reserve ratio	Number of loans	Total receivables by project, net of reserves (in thousands)
—%	3	$23,127
0.50%	4	33,189
1.00%	5	53,690
1.50%	4	38,443
3.00%	1	9,276
4.00%	3	149,541
5.00% +	—	—

	20	$307,266

At December 31, 2020, the Company's portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				December 31, 2020	December 31, 2019
			(in thousands)
Preferred Capital Marketing Services, LLC (1)	N/A	N/A	$—	$—	$650	N/A
Preferred Apartment Advisors, LLC (1,2)	N/A	N/A	—	—	15,178	N/A
Haven Campus Communities, LLC (1,3)	6/11/2014	12/31/2018	11,660	9,011	9,011	8%
Newport Development Partners, LLC	6/17/2014	6/30/2021	1,000	—	—	12%
Oxford Capital Partners, LLC (4,6)	10/5/2015	6/30/2021	8,000	1,256	5,438	10%
Mulberry Development Group, LLC (5)	3/31/2016	6/30/2021	750	607	525	12%
360 Capital Company, LLC (5)	N/A	N/A	—	—	3,394	N/A
360 Capital Company, LLC (5,7)	N/A	N/A	—	—	7,754	N/A
Unamortized loan fees				—	(33)

			$21,410	$10,874	$41,917

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
(6) The overall decrease in the Oxford line of credit balance is a function of an approximate $5.0 million paydown on July 31, 2020, that was required as part of the line of credit agreement whenever there is a defined Capital Transaction, generally triggered by the sale of a development property.

(7) The line of credit extended to 360 Residential was paid off in full on November 30, 2020.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through December 31, 2020 was approximately $2.0 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

Based on the negotiated agreement between the Company and the borrowers, on March 27, 2019, the Company received the membership interests of the Rush student housing project in exchange for the complete settlement of the related Rush loans, which include the Haven Campus Communities Charlotte Member, LLC line of credit, the Rush mezzanine loan and the Rush member loan. Additionally, under the same agreement, the Company received payouts and credits totaling approximately $3.75 million towards the Haven Campus Communities, LLC line of credit. These amounts were applied in accordance with the terms of the line of credit. The Company retains a pledge of a 49.49% interest in an unrelated shopping center located in Atlanta,

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Georgia as collateral on the Haven Campus Communities, LLC line of credit, as well as personal guaranties of repayment from the principals of the borrower.

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

The Company recorded interest income and other revenue from these instruments as follows:

Interest income (In thousands)	Years ended December 31,
	2020	2019	2018
Real estate loans:
Current interest	$27,966	$30,985	$31,368
Additional accrued interest	12,372	13,663	19,003
Loan origination fee amortization	1,181	1,426	1,570
Purchase option termination fee amortization	6,536	9,111	9,820
Default interest	209	91	64

Total real estate loan revenue	48,264	55,276	61,825
Notes and lines of credit	2,541	5,430	3,784
Bank and money market accounts	40	687	147
Agency mortgage-backed securities	—	95	50

Interest income on loans and notes receivable	$50,845	$61,488	$65,806

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2020 of approximately $290.2 million. The maximum aggregate amount of loans to be funded as of December 31, 2020 was approximately $334.6 million, which includes approximately $44.4 million of loan committed amounts not yet funded.
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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Newbergh, Newbergh Capital, 8West, Kennesaw Crossing and Solis Cumming Town Center real estate loan investments, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount, in addition to outstanding accrued interest, for these loans as of December 31, 2020 totaled approximately $52.7 million (with a total commitment amount of approximately $72.6 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

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
December 31, 2020

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

At December 31, 2020, the Company's active equity offerings consisted of:

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

Cumulative gross proceeds and offering costs for our equity offerings that were active during 2020 consisted of:

(In thousands)			Deferred Offering Costs
Offering	Total offering	Gross proceeds as of December 31, 2020	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (3)	Total offering costs
$1.5 Billion Unit Offering (1)	$1,500,000	$1,236,414	$15,874	$—	$15,874	$115,650	$131,524
Series A1/M1 Offering	1,000,000	168,226	758	3,747	4,505	15,935	20,440
2019 Shelf Offering (2)	400,000	4,614	24	1,039	1,063	92	1,155

Total	$2,900,000	$1,409,254	$16,656	$4,786	$21,442	$131,677	$153,119

(1) The Series A $1.5 billion unit offering expired in Q1 2020 and therefore all remaining deferred offering costs were reclassified as reductions of stockholder's equity in Q1 2020.
(2) The $125 million ATM Offering is a subset of the $400 million Shelf Offering.
(3) These offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

Aggregate offering expenses of the $1.5 Billion Unit Offering, including selling commissions and dealer manager fees, and of the mShares Offering, including dealer manager fees, are each individually capped at 11.5% of the aggregate gross proceeds of the two offerings. The Company reimbursed its Former Manager up to 1.5% of the gross proceeds of such offerings for all organization and offering expenses that were incurred by the Former Manager through the date of the Internalization. Dealer manager fees for both offerings and sales commissions for the $1.5 Billion Unit Offering are not reimbursable.

On November 24, 2020, the Company called 208,786 shares of its Series A Redeemable Preferred Stock and redeemed the shares for cash at the stated value of $1,000 per share. See note 7.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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

Aggregate offering expenses of the Series A1/M1 Preferred Stock Offering, including selling commissions and dealer manager fees for the Series A1 Preferred Stock and only dealer manager fees for the Series M1 Preferred Stock, are capped at 12.0% of aggregate gross proceeds of the offering. The Company could reimburse its Former Manager up to 2.0% of the gross proceeds of such offerings for all organization and offering expenses that were incurred by the Former Manager through the date of the Internalization. However, upon approval by the conflicts committee of the board of directors, the Company could have reimbursed its Former Manager for any such organization and offering expenses incurred above the 2.0% amount as permitted by the Financial Industry Regulatory Authority, or FINRA. Dealer manager fees and sales commissions for the Series A1/M1 Preferred Stock Offering are not reimbursable.

The shares are being offered by PCS on a "reasonable best efforts" basis. The Company intends to invest substantially all the net proceeds of the Series A1/M1 Registration Statement in connection with the acquisition of multifamily communities, other real estate-related investments and general working capital purposes.

6. Related Party Transactions
On January 31, 2020, the Company internalized the functions performed by the Former Manager and Former Sub-Manager by acquiring the entities that owned the Former Manager and the Former Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months, due upon the earlier of (i) if, for the immediately preceding fiscal year beginning on January 1, funds from operations ("FFO") of the Company per weighted average basic share of the Company’s common stock and Class A Unit (as defined in the limited partnership agreement of PAC OP) outstanding for such fiscal year is determined to be greater than or equal to $1.55 or (ii) on the thirty-six (36) month anniversary of the closing of the Internalization. Pursuant to the Stock Purchase Agreement, the sellers sold all of the outstanding shares of capital stock of NELL Partners, Inc. ("NELL") and NMA Holdings, Inc. ("NMA") to PAC Carveout, LLC ("PAC Sub") in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15 million for certain specified matters (the "Specified Matters Holdback Amount"). The Specified Matters Holdback Amount is payable to the NELL sellers less certain losses following final resolution of any such specified matters.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Daniel M. DuPree and Leonard A. Silverstein were executive directors of NELL Partners, Inc., which controlled the Former Manager through the date of the Internalization. Daniel M. DuPree was the Chief Executive Officer and Leonard A. Silverstein was the President and Chief Operating Officer of the Former Manager. Trusts established, or entities owned, by the family of John A. Williams, Daniel M. DuPree, the family of Leonard A. Silverstein, the Company’s former Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and a member of the Board, the family of Mr. Williams, Mr. DuPree and the family of Mr. Silverstein were the owners of the Former Sub-Manager.

The Company's Haven Campus Communities LLC line of credit is supported in part by a guaranty of repayment and performance by John A. Williams, Jr., the son of the late John A. Williams, the Company's former Chief Executive Officer and Chairman of the Board. Because the terms of this loan was negotiated and agreed upon while John A. Williams was the Chief Executive Officer of the Company, this instrument will continue to be reported as a related party transaction until the loan is repaid, including interest receivable of approximately $2.4 million that is included in the tenant receivables and other assets line of the consolidated balance sheet.

The Company's Wiregrass and Wiregrass Capital real estate loan investments partially financed the development of a multifamily community in Tampa, Florida by the Altman Companies. Timothy A. Peterson is a member of management of the Altman Companies as well as Chairman of the Audit Committee of the Company's Board of Directors. The Wiregrass loans were settled in full in conjunction with the Company's acquisition of the underlying property on March 31, 2020 as described in note 3, therefore qualify as related party transactions.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Management Agreement entitled the Former Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Years ended December 31,
Type of Compensation	Basis of Compensation	2020	2019	2018

Acquisition fees	1.0% of the gross purchase price of real estate assets	$235	$7,203	$10,699
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	—	783	2,166
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	47	2,939	3,897
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	1,349	15,596	14,698
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	890	10,274	8,934
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	616	6,177	6,022
Construction management fees	Quarterly fee for property renovation and takeover projects	14	264	408
Disposition fees	1% of the sale price of a real estate asset	—	282	1,710
Contingent asset management fees / general and administrative fees	Recognized upon disposition of the property when exceeding the 7% IRR hurdle	—	11	671

		$3,151	$43,529	$49,205

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

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(In thousands)
	Years ended December 31,
	2020	2019	2018
	$1,430	$18,054	$16,276

The Former Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Former Manager was reimbursed $40,451, $512,324 and $477,076 for the years ended December 31, 2020, 2019 and 2018, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $0, $1,367,798 and $1,412,522 for the years ended December 31, 2020, 2019 and 2018, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering, $1.5 Billion

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Unit Offering, mShares Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company has engaged PCS to perform certain termination-related services. These services began in October 2019 and continued through April 2020. The Company paid an additional $3.1 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively for these services, which were recorded as deferred offering costs.

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
December 31, 2020

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

The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At December 31, 2020, the Company had 648,936 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
(In thousands)	For the years ended December 31,
	2020	2019	2018

Series A Preferred Stock	$149,943	$108,950	$84,841
mShares	6,408	4,807	1,900
Series A1 Preferred Stock	4,069	15	—
Series M1 Preferred Stock	488	—	—
Common Stock	38,868	46,755	41,129
Class A OP Units	593	908	1,041

Total	$200,369	$161,435	$128,911

In conjunction with the call of 208,786 shares of its Series A Redeemable Preferred Stock, the Company recorded a deemed dividend to these shareholders of approximately $20.9 million, that is included in the Dividends declared to preferred stockholders line on the Consolidated Statements of Operations for the year ended December 31, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

8. Equity Compensation
    Stock Incentive Plan
On May 2, 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, to incentivize, compensate and retain eligible officers, employees, consultants, and non-employee directors. The 2019 Plan increased the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan from 2,617,500 to 3,617,500. The 2019 Plan does not have a stated expiration date.

Equity compensation expense by award type for the Company was:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

	Years ended December 31,			Unamortized expense as of December 31, 2020
(In thousands)	2020	2019	2018

Class B Unit awards to employees:
2016	$—	$2	$271	$—
2017	3	312	344	—
2018	244	277	551	2
Restricted stock grants to Board members:
2017	—	—	120	—
2018	—	120	241	—
2019	140	281	—	—
2020	355	—	—	177
Restricted stock grants for employees:
2020	522	—	—	3,358
Performance-based restricted stock units:
2020	230	—	—	1,615
Restricted stock units to employees:
2017	—	69	76	—
2018	35	74	100	—
2019	57	88	—	71
2020	58	—	—	116

Total	$1,644	$1,223	$1,703	$5,339

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
December 31, 2020

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

Since the PSUs vest in part based upon achievement of a market condition, they were valued utilizing a Monte-Carlo simulation, performed by an independent third party advisor, that excludes the value of Common Stock dividends since dividend equivalents accrue separately to the award holders. The underlying valuation assumptions and result for the Performance RSU award was:

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for service years 2017-2019 vested on a pro-rata basis over the four consecutive 90-day periods following the date of grant. The restricted stock grant for service year 2020 is scheduled to vest on the earlier of our next annual meeting of stockholders or the one-year anniversary of the date of grant.

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

Class B OP Units

As of December 31, 2020, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

	Grant date
	1/2/2018	1/3/2017

Units granted	256,087	286,392
Units forfeited:
John A. Williams (1)	(38,284)	—
Voluntary forfeiture by senior executives (2)	(128,258)	—
Other	(25,215)	(5,334)

Total forfeitures	(191,757)	(5,334)

Units earned and converted into Class A Units	—	(281,058)

Class B Units outstanding at December 31, 2020	64,330	—

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.
(2) Additional Class B OP units granted to senior executives other than Mr. Williams were voluntarily forfeited at the end of 2018.

There were no grants of Class B OP Units for 2019 or 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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

    Restricted Stock Units

The Company has granted restricted stock units, or RSUs, to certain employees of affiliates of the Company, as shown in the following table:

Grant date	1/2/2020	1/2/2019	1/2/2018
Service period	2020-2022	2019-2021	2018-2020

RSU activity:
Granted	21,400	27,760	20,720
Forfeited	(3,000)	(7,861)	(8,154)
Units earned and converted into common stock	—	—	—

RSUs outstanding at December 31, 2020	18,400	19,899	12,566

Fair value per RSU	$9.47	$10.77	$16.66
Total fair value of RSU grant	$202,658	$298,975	$345,195

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
December 31, 2020

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

9. Indebtedness

    Mortgage Notes Payable

Mortgage financing of property acquisitions

The Company partially financed the real estate properties acquired during the year ended December 31, 2020 with mortgage debt as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
251 Armour Yards	1/22/2020	$3,522	Fixed	4.50%	1/22/2025
Wakefield Crossing	1/29/2020	7,891	Fixed	3.66%	2/1/2032
Morrocroft Centre	3/19/2020	70,000	Fixed	3.40%	4/10/2033
Horizon at Wiregrass	4/23/2020	52,000	Fixed	2.90%	5/1/2030
Parkside at the Beach	4/30/2020	45,037	Fixed	2.95%	5/1/2030
The Blake	11/2/2020	44,435	Fixed	2.82%	5/1/2030
The Menlo	12/15/2020	47,000	Fixed	2.68%	1/1/2031

		$269,885

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the years ended December 31, 2020 and 2019:

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing or prepayment costs expensed (thousands)	New balance (millions)	New interest rate	Total deferred loan costs subsequent to refinancing (thousands)
1/3/2020	Ursa	$31.4	L + 300	$—	$—	N/A	$—
6/25/2020	CityPark View	$19.8	3.27%	1,314	$29.0	2.75%	314
6/29/2020	Aster at Lely Resort	$30.7	3.84%	293	$50.4	2.95%	2,777
6/29/2020	Avenues at Northpointe	$26.0	3.16%	166	$33.5	2.79%	1,247
6/30/2020	Avenues at Cypress	$20.5	3.43%	1,607	$28.4	2.96%	336
6/30/2020	Venue at Lakewood Ranch	$27.8	3.55%	2,457	$36.6	2.99%	384
6/30/2020	Crosstown Walk	$29.9	3.90%	248	$46.5	2.92%	2,841
6/30/2020	Summit Crossing II	$13.1	4.49%	779	$20.7	L + 278	136
7/10/2020	Citrus Village	$28.5	3.65%	704	$40.9	2.95%	522
7/31/2020	Village at Baldwin Park	$70.1	4.16%	16	$70.1	3.59%	864
11/3/2020	SoL	$35.2	4.71%	—	$—	N/A	—
11/3/2020	Stadium Village	$44.5	3.80%	—	$—	N/A	—
11/3/2020	Knightshade	$47.1	4.09%	—	$—	N/A	—
11/3/2020	North by Northwest	$30.5	4.02%	2,168	$—	N/A	—
11/3/2020	The Tradition	$30.0	L + 375	300	$—	N/A	—
11/3/2020	The Bloc	$29.0	L + 355	73	$—	N/A	—
11/12/2020	Avenues at Creekside	$38.1	L + 160	381	$—	N/A	—

		$552.2		$10,506	$356.1		$9,421

11/8/2019	Rush	$41.6	L + 375	$—	$—	N/A	$—
10/1/2019	Kingwood Glen	10.9	3.48%	—	—	N/A	—
10/1/2019	Sweetgrass Corner	7.4	3.58%	—	—	N/A	—
9/17/2019	Spring Hill Plaza	9.1	3.36%	—	8.2	3.72%	195
9/17/2019	Parkway Town Centre	6.6	3.36%	—	8.1	3.72%	195
8/16/2019	Deltona Landings	6.5	3.48%	5	6.3	4.18%	204
8/16/2019	Barclay Crossing	6.1	3.48%	4	6.3	4.18%	209
8/16/2019	Parkway Center	4.3	3.48%	3	4.6	4.18%	148
8/13/2019	Powder Springs	6.9	3.48%	4	8.0	3.65%	236
7/29/2019	Citi Lakes	41.1	L + 217	155	41.3	3.66%	668
4/12/2019	Royal Lakes Marketplace	9.5	L + 250	52	9.7	4.29%	287
4/12/2019	Cherokee Plaza	24.5	L + 225	317	25.2	4.28%	723
2/28/2019	Lenox Village Town Center	29.2	3.82%	17	39.3	4.34%	1,153

		$203.7		$557	$157.0		$4,018

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The following table summarizes our mortgage notes payable at December 31, 2020:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Residential properties	$1,372,035	3.56%	9.1
New Market Properties	567,730	4.00%	7.3
Preferred Office Properties	633,090	4.13%	12.4

Total fixed rate mortgage debt	$2,572,855	3.80%	9.5

Variable rate mortgage debt:
Residential properties	$20,700	2.93%	9.5
New Market Properties	47,150	2.81%	2.9
Preferred Office Properties	—	—%	—

Total variable rate mortgage debt	$67,850	2.85%	4.9

Total mortgage debt:
Residential properties	$1,392,735	3.55%	9.1
New Market Properties	614,880	3.91%	7.0
Preferred Office Properties	633,090	4.13%	12.4

Total principal amount	2,640,705	3.77%	9.4
Deferred loan costs	(42,233)
Mark to market loan adjustment	(4,008)
Mortgage notes payable, net	$2,594,464

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

As of December 31, 2020, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.4 years. Our mortgage notes have maturity dates between June 6, 2021 and June 1, 2054.

    Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as-needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.75% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.85% for the year ended December 31, 2020. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

On December 20, 2019, the Company entered into a $70.0 million interim term loan with KeyBank, or the 2019 Term Loan, to partially finance the acquisition of Morrocroft Centre, an office building located in Charlotte, North Carolina. The 2019 Term Loan accrued interest at an average variable rate of 3.2% per annum until it was repaid in conjunction with the closing of permanent mortgage financing for Morrocroft Centre on March 19, 2020.
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
As of December 31, 2020, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.5 billion		$1.6 billion	(2)
Debt yield	Minimum 8.5%		10.0%
Payout ratio	Maximum 95%	(3)	90.1%
Total leverage ratio	Maximum 65%		62.4%
Debt service coverage ratio	Minimum 1.50x		1.87x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) Adjusted to exclude the effect of costs incurred with Internalization.
(3) Calculated on a trailing four-quarter basis, except for common stock dividends and net preferred stock redemptions, that are annualized off of the trailing three quarters' dividends and redemptions. For the year ended December 31, 2020, the maximum dividends and distributions allowed under this covenant was approximately $174.3 million.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At December 31, 2020, unamortized loan fees and closing costs for the Credit Facility were approximately $0.6 million, which will be amortized over a remaining loan life of approximately 1.0 year. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

    Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At December 31, 2020, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $91,000, which will be amortized over a remaining loan life of approximately 1.2 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

    Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Years ended December 31,
(In thousands)	2020	2019	2018

Residential properties	$60,676	$62,455	$56,879
New Market Properties	26,379	24,566	19,188
Preferred Office Properties	26,939	22,869	12,789
Interest paid to real estate loan participants	—	110	2,430

Total	113,994	110,000	91,286

Credit Facility and Acquisition Facility	4,564	1,964	4,278
Interest Expense	$118,558	$111,964	$95,564
    Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of December 31, 2020 were:

Period	Future principal payments (in thousands)
2021 (1)	$125,745
2022	72,655
2023	114,246
2024	289,795
2025	57,850
Thereafter	2,002,414

Total	$2,662,705
(1) Includes principal amount of $22.0 million due on our Revolving Line of Credit.

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of December 31, 2020 and December 31, 2019.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The income tax characterization of the Company's dividend distributions were as follows:

	2020	2019	2018
Preferred Stock:
Ordinary income	16.9%	44.7%	51.4%
Return of capital	78.8%	53.1%	—%
Capital gains	4.3%	2.2%	48.6%

Common Stock:
Ordinary income	—%	—%	27.0%
Return of capital	100.0%	100.0%	47.4%
Capital gains	—%	—%	25.6%

11. Commitments and Contingencies

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease as amended, which began on October 9, 2014. As of December 31, 2020, the amount of rent due from the Company was $14.6 million over the remaining term of the lease.
At December 31, 2020 the Company had unfunded commitments on its real estate loan portfolio of approximately $44.4 million.

At December 31, 2020, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $5.0 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12. Operating Leases

Company as Lessor

For the years ended December 31, 2020, 2019 and 2018, the Company recognized rental property revenues of $435.4 million, $395.1 million and $322.2 million respectively, of which $42.0 million, $40.1 million and $35.3 million, respectively, represented variable rental revenue. The Company's future minimum rental revenues were:

For the year ending December 31:	Future Minimum Rents as of December 31, 2020
(In thousands)	New Market Properties	Preferred Office Properties	Total

2021	$74,150	$82,466	$156,616
2022	65,292	82,578	147,870
2023	55,570	81,952	137,522
2024	44,579	78,225	122,804
2025	32,490	69,734	102,224
Thereafter	93,146	292,415	385,561
Total	$365,227	$687,370	$1,052,597

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
December 31, 2020

rates obtained on comparative properties within its portfolio. The Company is also, as of January 31, 2020 following the Internalization, the lessee of office space for its property support center which expires in May 2026, and of furniture and office equipment, which leases generally are three to five years in duration with minimal rent increases.

The Company recorded lease expense as follows:

(Dollars in thousands)	For the year ended December 31, 2020		Weighted average remaining lease term (years)	Weighted average discount rate
	Lease expense	Cash paid

Office space	$2,670	$2,626	5.0	3.0%
Ground leases	58	51	35.5	4.4%
Office equipment	336	336	2.5	3.0%

Total	$3,064	$3,013

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

Future minimum rent expense for office space, ground leases and office equipment were:

For the year ending December 31:	Future Minimum Rents as of December 31, 2020
(In thousands)	Office space	Ground leases	Office equipment	Total

2021	$2,930	$51	$134	$3,115
2022	2,855	51	57	2,963
2023	2,497	51	27	2,575
2024	3,139	51	13	3,203
2025	2,808	52	11	2,871
Thereafter	355	1,084	—	1,439
Total	$14,584	$1,340	$242	$16,166

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt and Mid-Atlantic region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 44.1% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of December 31, 2020, the Company’s approximately 3.2 million square foot office portfolio was 95% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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

Multifamily Communities - consists of the Company's portfolio of residential multifamily communities. Prior to the sale of the Company's student housing communities on November 3, 2020, this reportable segment's results also included those assets and was referred to as Residential Properties.

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

(In thousands)	December 31, 2020	December 31, 2019

Assets:
Multifamily Communities	$1,745,020	$2,047,905
Financing	321,026	409,226
New Market Properties	1,072,090	1,125,230
Preferred Office Properties	1,121,992	1,123,212
Other	20,951	64,987
Consolidated assets	$4,281,079	$4,770,560
Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years ended December 31,
(In thousands)	2020	2019	2018

Capitalized expenditures:
Residential properties	$14,311	$14,511	$19,879
New Market Properties	9,494	8,913	6,901
Preferred Office Properties	25,621	19,761	28,795
Total	$49,426	$43,185	$55,575

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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

Total revenues by reportable segment of the Company were:

	Years ended December 31,
(In thousands)	2020	2019	2018
Revenues

Rental and other property revenues:
Residential properties	$234,039	$220,872	$196,071
New Market Properties	107,525	96,389	77,243
Preferred Office Properties (1)	108,826	93,416	60,162
Total rental and other property revenues	450,390	410,677	333,476

Financing revenues	50,723	59,750	63,795
Miscellaneous revenues	1,084	—	—
Consolidated revenues	$502,197	$470,427	397,271

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from tenants in our Three Ravinia and Westridge office buildings. The remaining unamortized balance of approximately $36.0 million is included in the deferred revenues line on the consolidated balance sheets at December 31, 2020. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $3.8 million, $3.8 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Of over 900 retail tenants, the Company has 11 leases with six companies that have entered bankruptcy proceedings, some of which are due wholly or in part to the COVID-19 pandemic and its effects on consumers. In the aggregate, this constitutes approximately 1% of the total recurring rental revenue for the New Market Properties segment.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Segment NOI for each reportable segment for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years ended December 31,
(In thousands)	2020	2019	2018
Segment net operating income (Segment NOI)

Residential properties	$134,513	$123,576	$109,232
Financing	50,689	59,750	63,795
New Market Properties	76,536	69,271	55,013
Preferred Office Properties	79,463	66,510	41,800
Miscellaneous revenues	1,084	—	—

Consolidated segment net operating income	342,285	319,107	269,840

Interest expense:
Residential properties	60,676	62,455	56,878
New Market Properties	26,379	24,566	19,188
Preferred Office Properties	26,939	22,869	12,789
Financing	4,564	2,074	6,709
Depreciation and amortization:
Residential properties	102,035	99,391	106,106
New Market Properties	51,813	44,786	39,269
Preferred Office Properties	47,829	40,888	25,761
Management fees, net of forfeitures	1,963	21,752	20,885
Management Internalization	180,116	2,987	—
Expected credit loss allowance	6,103	2,038	2,533
Equity compensation to directors and executives	1,644	1,223	1,703
Gains on sale of real estate loan investment and land condemnation	(517)	(954)	—
Gains on sales of real estate and mortgage-backed securities, net	(23,456)	(1,567)	(69,705)
Gain on non-cash net assets of consolidated VIEs	—	(1,831)	(320)
Loss from unconsolidated joint venture	314	—	—
Loss on extinguishment of debt	6,674	84	—
Other	30,812	5,804	3,506

Net income (loss)	$(181,603)	$(7,458)	$44,538

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Years ended December 31,
(In thousands, except per-share figures)	2020	2019	2018
Numerator:
Operating income before gains on sales of real estate and mortgage-backed securities	$(80,030)	$100,238	$70,077
Loss from unconsolidated joint venture	(314)	—	—
Gains on sales of real estate and mortgage-backed securities	23,456	1,567	69,705

Operating (loss) income	(56,888)	101,805	139,782
Interest expense	118,558	111,964	95,564
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	1,831	320
Less: loss on extinguishment of debt	(6,674)	(84)	—
Gains on sale of real estate loan investment and land condemnation	517	954	—

Net (loss) income	(181,603)	(7,458)	44,538
Consolidated net loss (income) attributable to non-controlling interests	3,815	214	(1,071)

Net (loss) income attributable to the Company	(177,788)	(7,244)	43,467

Dividends declared to preferred stockholders	(160,908)	(113,772)	(86,741)
Earnings attributable to unvested restricted stock	(205)	(17)	(16)

Net loss attributable to common stockholders	$(338,901)	$(121,033)	$(43,290)

Denominator:
Weighted average number of shares of Common Stock - basic	48,743	44,265	40,032

Effect of dilutive securities: (D)	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	48,743	44,265	40,032

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(6.95)	$(2.73)	$(1.08)

(A) The Company's outstanding Class A Units of the Operating Partnership (649, 856 and 877 Units at December 31, 2020, 2019 and 2018, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,735, 2,028 and 1,608 outstanding shares of Series A Preferred Stock at December 31, 2020, 2019 and 2018, respectively and 149 and 5 outstanding shares of Series A1 Preferred Stock at December 31, 2020 and 2019, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 89, 103 and 44 mShares outstanding at December 31, 2020, 2019 and 2018, respectively. The Company's shares of Series M1 preferred stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 19 and 0 shares of Series M1 preferred stock outstanding at December 31, 2020 and 2019, respectively.

(C) The Company's outstanding unvested restricted share awards (548, 13 and 12 shares of Common Stock at December 31, 2020, 2019 and 2018, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 26,006 shares of Common Stock; (ii) 64 Class B Units; (iii) 548 shares of unvested restricted common stock; (iv) 51 outstanding Restricted Stock Units; and 273 performance-based restricted stock units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

15. Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, notes receivable, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature.

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest and are presented net of deferred loan fee revenue, where applicable.

	As of December 31, 2020
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans (1)	$302,423	$315,074	$—	$—	$315,074
Notes receivable and line of credit receivable	10,874	10,874	—	—	10,874
	$313,297	$325,948	$—	$—	$325,948
Financial Liabilities:
Mortgage notes payable	$2,640,705	2,666,471	$—	$—	$2,666,471
Revolving credit facility	22,000	22,000	—	—	22,000
	$2,662,705	$2,688,471	$—	$—	$2,688,471

	As of December 31, 2019
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$375,460	$382,373	$—	$—	$382,373
Notes receivable and line of credit receivable	41,917	41,917	—	—	41,917
	$417,377	$424,290	$—	$—	$424,290
Financial Liabilities:
Mortgage notes payable	$2,609,829	$2,659,242	$—	$—	$2,659,242
Revolving line of credit	—	—	—	—	—
Term note payable	70,000	70,000	—	—	70,000
	$2,679,829	$2,729,242	$—	$—	$2,729,242

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at December 31, 2020, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

Between January 1, 2021 and February 28, 2021, the Company issued 35,040 shares of Series A1 Preferred Stock and collected net proceeds of approximately $31.5 million after commissions and fees and issued 2,858 shares of Series M1 Preferred Stock and collected net proceeds of approximately $2.8 million after commissions and fees. During the same period, the Company redeemed 17,363 shares of Series A Preferred Stock, 750 shares of Series M1 Preferred Stock and 461 shares of Series M Preferred Stock, or mShares.

On February 24, 2021, the Company's board of directors declared a quarterly dividend on its Common Stock of $0.175 per share, payable on April 15, 2021 to stockholders of record on March 15, 2021.

Item 16.     Form 10-K Summary

None.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2020

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years

Summit Crossing	Atlanta, GA	$36,929	$3,450	$27,705	$2,604	$3,450	$30,309	$—	$33,759	$(10,895)	2007	4/21/2011	5 - 40
Summit Crossing II	Atlanta, GA	20,700	3,220	15,852	526	3,220	16,377	1	19,598	(4,921)	2013	12/31/2013	5 - 40
Vineyards	Houston, TX	32,703	5,456	46,201	2,330	5,456	48,514	17	53,987	(11,778)	2003	9/26/2014	5 - 35
Avenues at Cypress	Houston, TX	28,366	3,242	30,093	918	3,242	30,941	70	34,253	(8,559)	2014	2/13/2015	5 - 40
Avenues at Northpointe	Houston, TX	33,546	3,921	37,203	1,054	3,921	38,257	—	42,178	(10,305)	2013	2/13/2015	5 - 40
Venue at Lakewood Ranch	Sarasota, FL	36,555	3,791	42,950	1,044	3,791	43,904	90	47,785	(10,263)	2015	5/21/2015	5 - 40
Aster at Lely Resort	Naples, FL	50,400	7,675	43,794	1,307	7,675	45,093	8	52,776	(11,025)	2015	6/24/2015	5 - 40
CityPark View	Charlotte, NC	29,000	3,559	28,360	1,003	3,559	29,047	316	32,922	(7,472)	2014	6/30/2015	5 - 40
Citi Lakes	Orlando, FL	40,324	5,558	56,828	1,389	5,558	58,125	92	63,775	(13,284)	2014	9/3/2015	5 - 40
Stone Creek	Houston, TX	19,451	2,211	22,916	304	2,211	23,220	—	25,431	(4,737)	2009	11/12/2015	5 - 40
Regent at Lenox	Nashville, TN	—	301	3,493	72	301	3,565	—	3,866	(722)	2009	12/21/2015	5 - 40
Retreat at Lenox	Nashville, TN	16,751	2,965	24,211	501	2,860	24,600	217	27,677	(5,600)	2015	12/21/2015	5 - 40
Lenox Village Town Center	Nashville, TN	38,169	4,612	39,911	1,819	4,355	41,853	134	46,342	(8,569)	2009	12/21/2015	5 - 40
Village at Baldwin Park	Orlando, FL	69,608	17,403	90,464	8,621	17,403	97,379	1,706	116,488	(17,575)	2008	1/5/2016	5 - 37
Crosstown Walk	Tampa, FL	46,500	5,178	39,332	1,016	5,178	40,134	214	45,526	(8,753)	2014	1/15/2016	5 - 49
Overton Rise	Atlanta, GA	37,607	8,511	50,996	958	8,511	51,947	7	60,465	(9,556)	2015	2/1/2016	5 - 49
525 Avalon Park	Orlando, FL	63,256	7,410	82,349	3,993	7,410	86,311	31	93,752	(16,208)	2008	5/31/2016	5 - 45
City Vista	Pittsburgh, PA	32,938	4,082	41,486	390	4,082	41,876	—	45,958	(8,837)	2014	7/1/2016	5 - 49
Sorrel	Jacksonville, FL	30,740	4,412	42,217	1,230	4,412	43,374	73	47,859	(8,963)	2015	8/24/2016	5 - 48
Citrus Village	Tampa, FL	40,900	4,809	40,481	1,816	4,809	42,107	190	47,106	(8,133)	2011	03/03/17	5 - 44
Retreat at Greystone	Birmingham, AL	33,439	4,077	44,462	1,047	4,077	45,509	—	49,586	(10,482)	2015	03/24/17	5 - 49

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Founder's Village	Williamsburg, VA	29,635	5,315	38,761	1,014	5,315	39,775	—	45,090	(7,275)	2014	03/31/17	5 - 47
Claiborne Crossing	Louisville, KY	25,503	2,147	37,579	1,494	2,147	39,048	25	41,220	(9,249)	2014	04/26/17	5 - 47
Luxe at Lakewood Ranch	Sarasota, FL	36,922	4,852	51,033	761	4,852	51,756	38	56,646	(8,492)	2016	07/26/17	5 - 48
Adara Overland Park	Kansas City, KS	30,024	2,854	42,030	670	2,854	42,701	(1)	45,554	(9,981)	2016	09/27/17	5 - 49
Reserve at Summit Crossing	Atlanta, GA	18,893	4,375	25,939	407	4,375	26,346	—	30,721	(4,931)	2016	09/29/17	5 - 48
Aldridge at Town Village	Atlanta, GA	35,892	7,122	45,418	547	7,122	45,921	44	53,087	(9,951)	2016	09/29/17	5 - 49
Overlook at Crosstown Walk	Tampa, FL	21,038	3,309	28,014	238	3,309	28,252	—	31,561	(4,925)	2016	11/21/17	5 - 48
Colony at Centerpointe	Richmond, VA	31,445	7,259	38,199	1,223	7,259	39,422	—	46,681	(7,020)	2016	12/20/17	5 - 48
Lux at Sorrel	Jacksonville, FL	29,868	5,332	42,531	797	5,332	43,296	32	48,660	(6,991)	2017	1/9/2018	5 - 49
Green Park	Atlanta, GA	37,785	7,478	49,211	482	7,478	49,693	—	57,171	(10,278)	2017	2/28/2018	5 - 48
Lodge at Hidden River	Tampa, FL	40,204	5,600	52,930	483	5,600	53,372	41	59,013	(6,075)	2017	9/27/2018	5 - 48
Vestavia Reserve	Birmingham, AL	36,511	4,140	54,206	815	4,140	54,940	81	59,161	(6,238)	2016	11/9/2018	5 - 48
CityPark View South	Charlotte, NC	23,379	5,816	27,528	409	5,816	27,905	32	33,753	(3,586)	2017	11/15/2018	5 - 49
Artisan at Viera	Melbourne, FL	39,104	4,839	58,791	450	4,839	59,198	43	64,080	(4,072)	2018	8/8/2019	5 - 50
Five Oaks at Westchase	Tampa, FL	30,818	4,425	48,113	360	4,425	48,483	(10)	52,898	(2,925)	2019	9/18/2019	5 - 50
Horizon at Wiregrass	Tampa, FL	51,360	6,842	72,708	(42)	6,842	72,805	(139)	79,508	(2,913)	2018	3/31/2020	5 - 47
Parkside at the Beach	Panama City Beach, FL	45,037	6,103	53,689	267	6,103	53,776	180	60,059	(2,064)	2019	4/30/2020	5 - 50
The Blake	Orlando, FL	44,435	7,459	53,223	15	7,459	53,238	—	60,697	(348)	2019	11/2/2020	5 - 50
The Menlo	Jacksonville, FL	47,000	7,670	64,983	—	7,670	64,983	—	72,653	(137)	2020	12/15/2020	5 - 50

		1,392,735	208,780	1,736,190	44,332	208,418	1,777,352	3,532	1,989,302	(304,088)

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Woodstock Crossing	Atlanta, GA	$2,818	$1,751	$3,800	$662	$1,751	$4,462	$—	$6,213	$(1,360)	1994	2/12/2014	5 - 30
Spring Hill Plaza	Nashville, TN	7,962	4,376	8,104	193	4,376	8,297	—	12,673	(2,493)	2005	9/5/2014	5 - 40
Parkway Town Centre	Nashville, TN	7,866	3,054	6,694	584	3,054	7,278	—	10,332	(1,750)	2005	9/5/2014	5 - 40
Barclay Crossing	Tampa, FL	6,086	2,856	7,572	248	2,856	7,820	—	10,676	(1,875)	1998	9/30/2014	5 - 30
Deltona Landings	Orlando, FL	6,141	2,256	8,344	470	2,256	8,814	—	11,070	(2,107)	1999	9/30/2014	5 - 30
Kingwood Glen	Houston, TX	—	5,021	12,930	1,188	4,762	14,336	41	19,139	(3,308)	1998	9/30/2014	5 - 30
Parkway Centre	Columbus, GA	4,423	2,071	4,516	444	2,071	4,960	—	7,031	(1,241)	1999	9/30/2014	5 - 30
Powder Springs	Atlanta, GA	7,749	1,832	8,246	371	1,832	8,617	—	10,449	(2,193)	1999	9/30/2014	5 - 30
Sweetgrass Corner	Charleston, SC	—	3,076	12,670	236	3,076	12,906	—	15,982	(3,086)	1999	9/30/2014	5 - 30
The Market at Salem Cove	Nashville, TN	8,889	2,427	10,272	174	2,427	10,445	1	12,873	(2,100)	2010	10/6/2014	5 - 40
Independence Square	Dallas, TX	11,184	4,115	13,690	2,012	4,115	15,697	5	19,817	(3,703)	1977	7/1/2015	5 - 30
Royal Lakes Marketplace	Atlanta, GA	9,345	4,874	10,439	487	4,924	10,876	—	15,800	(2,407)	2008	9/4/2015	5 - 30
Summit Point	Atlanta, GA	11,118	7,064	11,430	515	7,064	11,945	—	19,009	(2,694)	2004	10/30/2015	5 - 30
The Overlook at Hamilton Place	Chattanooga, TN	19,088	6,787	25,244	1,571	6,787	26,815	—	33,602	(5,293)	1992	12/22/2015	5 - 30
Wade Green Village	Atlanta, GA	7,488	1,840	8,410	522	1,840	8,932	—	10,772	(1,974)	1993	2/29/2016	5 - 35
Anderson Central	Greenville Spartanburg, SC	11,246	5,059	13,278	349	5,059	13,627	—	18,686	(3,403)	1999	4/29/2016	5 - 30
East Gate Shopping Center	Augusta, GA	5,118	1,653	7,391	56	1,653	7,447	—	9,100	(1,481)	1995	4/29/2016	5 - 30
Fairview Market	Greenville Spartanburg, SC	—	1,353	5,179	1,469	1,353	6,648	—	8,001	(1,194)	1998	4/29/2016	5 - 30
Fury's Ferry	Augusta, GA	5,912	2,084	8,107	265	2,084	8,372	—	10,456	(1,527)	1996	4/29/2016	5 - 35
Rosewood Shopping Center	Columbia, SC	3,971	1,671	5,347	157	1,671	5,504	—	7,175	(867)	2002	4/29/2016	5 - 40
Southgate Village	Birmingham, AL	7,059	2,262	10,290	317	2,262	10,607	—	12,869	(1,867)	1988	4/29/2016	5 - 35
The Market at Victory Village	Nashville, TN	8,751	2,271	12,275	138	2,271	12,413	—	14,684	(2,118)	2007	5/16/2016	5 - 40

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Lakeland Plaza	Atlanta, GA	26,632	7,079	33,087	709	7,079	33,790	6	40,875	(6,146)	1990	7/15/2016	5 - 35
Cherokee Plaza	Atlanta, GA	24,277	8,392	32,249	563	8,392	32,753	59	41,204	(4,374)	1958	8/8/2016	5 - 35
Heritage Station	Raleigh, NC	8,315	1,684	9,883	1,604	1,684	11,476	11	13,171	(1,999)	2004	8/8/2016	5 - 40
Oak Park Village	San Antonio, TX	8,580	5,745	10,779	143	5,745	10,922	—	16,667	(1,803)	1970	8/8/2016	5 - 40
Sandy Plains Exchange	Atlanta, GA	8,404	4,788	9,309	420	4,788	9,729	—	14,517	(1,799)	1997	8/8/2016	5 - 32
Shoppes of Parkland	Miami - Ft. Lauderdale, FL	15,414	10,779	16,543	436	10,779	16,979	—	27,758	(3,713)	2000	8/8/2016	5 - 35
Thompson Bridge Commons	Atlanta, GA	11,234	1,478	16,047	46	1,478	16,093	—	17,571	(2,232)	2001	8/8/2016	5 - 40
University Palms	Orlando, FL	12,030	4,854	16,706	1,016	4,854	17,626	96	22,576	(2,723)	1993	8/8/2016	5 - 37
Champions Village	Houston, TX	27,400	12,813	33,399	3,716	12,813	36,563	552	49,928	(7,182)	1973	10/18/2016	5 - 40
Castleberry - Southard	Atlanta, GA	10,734	3,024	14,142	165	3,024	14,307	—	17,331	(1,939)	2006	4/21/2017	5 - 39
Rockbridge Village	Atlanta, GA	13,310	3,141	15,944	575	3,141	16,519	—	19,660	(1,805)	2005	6/6/2017	5 - 40
Irmo Station	Columbia, SC	9,758	3,602	11,859	1,079	3,602	12,938	—	16,540	(1,876)	1980	7/26/2017	5 - 33
Maynard Crossing	Raleigh, NC	16,953	6,304	22,566	809	6,304	23,374	1	29,679	(3,686)	1996	8/25/2017	5 - 30
Woodmont Village	Atlanta, GA	8,096	2,713	10,030	362	2,713	10,392	—	13,105	(1,588)	2002	9/8/2017	5 - 30
West Town Market	Charlotte, NC	8,260	1,937	12,298	—	1,937	12,298	—	14,235	(1,459)	2004	9/22/2017	5 - 37
Crossorads Market	Naples, FL	17,622	7,044	22,627	543	7,044	23,170	—	30,214	(2,189)	1993	12/5/2017	5 - 40
Roswell Wieuca Shopping Center	Atlanta, GA	—	12,006	18,485	234	12,006	18,719	—	30,725	(1,820)	2007	11/30/2017	5 - 40
Greensboro Village	Nashville, TN	8,040	3,134	10,771	387	3,134	11,158	—	14,292	(1,443)	2005	4/27/2018	5 - 40
Governors Towne Square	Atlanta, GA	10,696	2,766	13,027	53	2,766	13,080	—	15,846	(1,306)	2004	4/27/2018	5 - 40
Conway Plaza	Orlando, FL	9,375	4,202	9,782	1,533	4,202	11,315	—	15,517	(1,549)	1966	6/29/2018	5 - 30
Brawley Commons	Charlotte, NC	17,519	8,786	18,716	300	8,786	19,016	—	27,802	(2,314)	1997	7/6/2018	5 - 40
Hollymead Town Center	Charlottesville, VA	26,139	7,503	33,009	81	7,503	33,085	5	40,593	(2,327)	2005	12/21/2018	5 - 40

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Gayton Crossing	Richmond, VA	17,276	9,109	17,791	1,635	9,109	18,748	678	28,535	(1,641)	1983	1/17/2019	5 - 30
Free State Shopping Center	Washington D.C.	45,549	21,443	44,831	10	21,443	44,833	8	66,284	(3,207)	1970	5/28/2019	5 - 35
Polo Grounds Mall	West Palm Beach, FL	12,986	9,057	10,907	252	9,057	11,148	11	20,216	(1,009)	1966	6/12/2019	5 - 30
Disston Plaza	Tampa-St Petersburg, FL	17,578	5,579	22,048	66	5,579	22,114	—	27,693	(1,403)	1954	6/12/2019	5 - 35
Fairfield Shopping Center	Virginia Beach, VA	19,750	12,728	14,526	488	12,728	14,950	64	27,742	(1,728)	1985	8/16/2019	5 - 30
Berry Town Center	Orlando, FL	11,794	3,062	13,628	57	3,062	13,672	13	16,747	(767)	2003	11/14/2019	5 - 30
Hanover Center	Wilmington, NC	31,217	16,634	40,393	644	16,634	41,016	21	57,671	(2,500)	1954	12/19/2019	5 - 30
Wakefield Crossing	Raleigh, NC	7,728	1,997	9,252	—	1,997	9,252	—	11,249	(446)	1954	12/19/2019	5 - 30
Midway Market	Dallas, TX	—	7,331	5,110	—	7,331	5,110	—	12,441	(287)	1954	12/19/2019	5 - 30

		614,880	280,467	783,972	30,354	280,258	812,963	1,572	1,094,793	(120,301)

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
Brookwood Office Center	Birmingham, AL	$29,925	$1,745	$42,661	$345	$1,745	$42,997	$9	$44,751	$(5,365)	2007	8/29/2016	5 - 50
Galleria 75	Atlanta, GA	5,131	15,156	1,512	324	15,156	1,831	5	16,992	(811)	1988	11/4/2016	5 - 25
Three Ravinia	Atlanta, GA	115,500	9,785	154,023	65,699	11,083	218,214	210	229,507	(33,974)	1991	12/30/2016	7 - 39
Westridge	San Antonio, TX	50,449	15,778	58,496	5,637	15,778	64,113	20	79,911	(8,372)	2016	11/13/2017	13 - 50
Armour Yards	Atlanta, GA	39,425	6,756	54,534	274	6,756	54,719	89	61,564	(5,429)	2016	1/29/2018	9 - 50
150 Fayetteville	Raleigh, NC	113,768	16,072	140,467	20,559	16,072	158,937	2,089	177,098	(12,352)	1990	7/31/2018	8 - 50
Capitol Towers	Charlotte, NC	122,720	13,445	174,029	5,019	13,445	178,868	180	192,493	(9,659)	2015	12/20/2018	7 - 50

(Dollars in thousands)			Initial Costs			Gross Amount at Which Carried at Close of Period
Property name	Location (MSA)	Related Encum-brances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Construction in Progress	Total (1)	Accumulated Depreciation	Year Constr-ucted/Renova-ted	Date Acquired	Deprec-iable Lives - Years
CAPTRUST Tower	Raleigh, NC	82,650	9,629	115,629	4,546	9,629	119,069	1,106	129,804	(5,338)	2009	7/25/2019	5 - 50
251 Armour Drive	Atlanta, GA	3,522	3,658	1,675	1,750	3,658	1,675	1,750	7,083	—	1996	7/31/2019	12 - 45
Morrocroft Centre	Charlotte, NC	70,000	9,367	89,145	5,502	9,367	92,940	1,707	104,014	(3,427)	2013 - 2017	12/20/2019	5 - 50
4th & Brevard	Charlotte, NC	—	13,917	101	—	13,917	101	—	14,018	(34)	n/a	3/16/2020	7

		633,090	115,308	832,272	109,655	116,606	933,464	7,165	1,057,235	(84,761)

		$2,640,705	$604,555	$3,352,434	$184,341	$605,282	$3,523,779	$12,269	$4,141,330	$(509,150)

(1) The aggregate cost for federal income tax purposes to the Company was approximately $4.0 billion at December 31, 2020.
(2) The costs capitalized subsequent to acquisition amount includes approximately $6.9 million of assets in 2017 which were written off due to damages from Hurricane Harvey.

(In thousands)				For the years ended December 31,
Real estate investments				2020	2019	2018
Balance at the beginning of the year				$4,394,529	$3,672,715	$2,735,342
Acquisitions				310,329	679,423	1,003,791
Improvements				49,821	39,259	56,007
Construction in progress				795	3,628	(123)
Write-off of assets no longer in service				(1,208)	(261)	(438)
Disposal of assets				(612,622)	(549)	(121,864)
Gross Corporate Entity Assets				1,647	314	—
Balance at the end of the year				$4,143,291	$4,394,529	$3,672,715

Accumulated depreciation
Balance at the beginning of the year				$(421,551)	$(272,042)	$(172,756)
Depreciation (a)				(163,463)	(149,884)	(125,849)
Write-off of assets no longer in service				1,208	261	438
Disposal of assets				74,656	114	26,125
Accumulated Depreciation Corporate Entity Assets				(397)	—	—
Balance at the end of the year				$(509,547)	$(421,551)	$(272,042)

(a) Represents depreciation expense of real estate assets. Amounts include corporate entity assets following the Internalization transaction and exclude amortization of lease intangible assets for all periods.

Schedule IV
Preferred Apartment Communities, Inc.
Mortgage Loans on Real Estate
December 31, 2020

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Real Estate Construction Loan on Multifamily Community	Newbergh	Atlanta, GA	14.0%	3/31/2021	(3)	8.5 / 5.5	$—	$11,749	$11,749	$—

Real Estate Construction Loan on Multifamily Community	Newbergh Capital	Atlanta, GA	14.0%	3/31/2021	(3)	8.5 / 5.5	—	6,176	6,176	—

Real Estate Construction Loan on Multifamily Community	V & Three	Charlotte, NC	13.5%	8/15/2021	(2)	8.5 / 5.0	—	10,336	10,335	—

Real Estate Construction Loan on Multifamily Community	V & Three Capital	Charlotte, NC	13.5%	8/18/2021	(2)	8.5 / 5.0	—	7,338	7,162	—

Real Estate Construction Loan on Multifamily Community	Cameron Park	Alexandria, VA	11.5%	10/11/2021	(1)	8.5 / 3.0	—	21,340	20,874	—

Real Estate Construction Loan on Multifamily Community	Cameron Park Capital	Alexandria, VA	11.5%	10/11/2021	(1)	8.5 / 3.0	—	8,850	8,850	—

Real Estate Construction Loan on Multifamily Community	The Anson	Nashville, TN	13.0%	11/24/2021	(6)	8.5 / 4.5	—	6,240	6,240	—

Real Estate Construction Loan on Multifamily Community	The Anson Capital	Nashville, TN	13.0%	11/24/2021	(6)	8.5 / 4.5	—	5,659	4,839	—

Real Estate Construction Loan on Multifamily Community	Berryessa	San Jose, CA	11.5%	2/13/2022	(1)	8.5 / 3.0	—	137,616	126,237	—

Real Estate Construction Loan on Multifamily Community	Southpoint	Fredericksburg, VA	12.5%	2/28/2022	(5)	8.5 / 4.0	—	7,348	7,348	—

Real Estate Construction Loan on Multifamily Community	Southpoint Capital	Fredericksburg, VA	12.5%	2/28/2022	(5)	8.5 / 4.0	—	4,962	4,626	—

Real Estate Construction Loan on Multifamily Community	Vintage Destin	Destin, FL	12.5%	3/24/2022	(5)	8.5 / 4.0	—	10,763	9,736	—

Real Estate Construction Loan on Multifamily Community	Hidden River II	Tampa, FL	12.0%	10/11/2022	(4)	8.5 / 3.5	—	4,462	4,462	—

Real Estate Construction Loan on Multifamily Community	Hidden River II Capital	Tampa, FL	12.0%	10/11/2022	(4)	8.5 / 3.5	—	2,763	2,461	—

Real Estate Construction Loan on Multifamily Community	Vintage Horizon West	Orlando, FL	14.0%	10/11/2022	(3)	8.5 / 5.5	—	10,900	9,019	—

Real Estate Construction Loan on Multifamily Community	Kennesaw Crossing	Atlanta, GA	14.0%	9/1/2023	(3)	8.5 / 5.5	—	14,810	13,025	—

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Real Estate Construction Loan on Multifamily Community	Vintage Jones Franklin	Raleigh, NC	14.0%	11/14/2023	(3)	8.5 / 5.5	—	10,000	7,904	—

Real Estate Construction Loan on Multifamily Community	Solis Cumming Town Center	Atlanta, GA	14.0%	9/3/2024	(3)	8.5 / 5.5	—	20,681	5,584	—

Real Estate Construction Loan on Multifamily Community	Solis Chestnut Farm	Charlotte, NC	14.0%	2/28/2025	(3)	8.5 / 5.5	—	13,372	11,671	—

Real Estate Construction Loan on Office Property	8 West	Atlanta, GA	13.5%	11/29/2022	(2)	8.5 / 5.0	—	19,193	11,858	—

Total							—	334,558	290,156	—

Unamortized loan origination fees							—	—	(1,194)	—

Allowances for expected credit losses							—	—	(9,067)	—

Carrying amount							$—	$334,558	$279,895	$—

(1) Fixed rate, interest only, 8.5% payable monthly and 3.0% accrued
(2) Fixed rate, interest only, 8.0% payable monthly and 5.0% accrued
(3) Fixed rate, interest only, 8.5% payable monthly and 5.5% accrued
(4) Fixed rate, interest only, 8.5% payable monthly and 3.5% accrued
(5) Fixed rate, interest only, 8.5% payable monthly and 4.0% accrued
(6) Fixed rate, interest only, 8.5% payable monthly and 4.5% accrued

Exhibit Index

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	References	Description
2.1

Stock Purchase Agreement, dated as of January 31, 2020, by and among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., PAC Carveout, LLC, NELL Partners, Inc., NMA Holdings, Inc., Mortwat, LLC, Northside Partners Trust, Nancy Ann Richardson Williams 2017 Children’s Trust, Caitboo Family Trust, Fairmont Green Trust, and Murphy Capital and Advisory Group LLC. (Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 3, 2020).

3.1	(1)	Articles of Amendment and Restatement of Preferred Apartment Communities, Inc.
3.2
Fifth Amended and Restated By-laws of Preferred Apartment Communities, Inc. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 19, 2020

4.1
Sixth Amended and Restated Partnership Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 6, 2016

4.2
Articles Supplementary for the Series A Redeemable Preferred Stock Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on November 2, 2011

4.3
Articles Supplementary for the Series M Redeemable Preferred Stock Previously filed with the Form S-3 Registration Statement (Registration No.: 333-214531) filed by the Registrant with the Securities and Exchange Commission on November 9, 2016

4.4
Articles Supplementary classifying an additional 900,000 shares of the Series A Redeemable Preferred Stock Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2013

4.5
Articles Supplementary classifying an additional 2,000,000 shares of the Series A Redeemable Preferred Stock Previously filed with the Form S-3 Registration Statement (Registration No.: 333-211924) filed by the Registrant with the Securities and Exchange Commission on June 9, 2016

4.7
Form of Series A Subscription Agreement Previously filed with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-211924) filed by the Registrant with the Securities and Exchange Commission on November 8, 2016

4.8
First Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of January 25, 2017, entered into by Preferred Apartment Communities, Inc. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 26, 2017

4.9
Articles of Amendment Amending the Holder Redemption Options of the Company's Series A Redeemable Preferred Stock Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014

4.10
Amended and Restated Warrant Agreement dated as of March 14, 2012 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012

4.11
Form of Global Warrant Certificate Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on November 2, 2011

4.12
Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of October 11, 2013 Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013

4.13
Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of February 23, 2017 Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 24, 2017

4.14
Articles Supplementary for the Series A1 Redeemable Preferred Stock Previously filed with the Form S-3 Registration Statement (Registration No.: 333-233576) filed by the Registrant with the Securities and Exchange Commission on August 30, 2019

4.15
Articles Supplementary for the Series M1 Redeemable Preferred Stock Previously filed with the Form S-3 Registration Statement (Registration No.: 333-233576) filed by the Registrant with the Securities and Exchange Commission on August 30, 2019

4.16
Second Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of November 7, 2019, entered into by Preferred Apartment Communities, Inc. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2019

4.17		Form of Series A1 and M1 Subscription Agreement Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 2, 2019
4.18		Description of Common Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.19	(1)	Description of Series A Redeemable Preferred Stock
4.20		Description of Warrant to Purchase Common Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.21		Description of Series M Redeemable Preferred Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.22		Description of Series A1 Redeemable Preferred Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.23		Description of Series M1 Redeemable Preferred Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.24
Amendment to Articles Supplementary for the Series A Redeemable Preferred Stock Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 19, 2020

10.1	*	The Company’s 2019 Stock Incentive Plan Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 2, 2019
10.2	*
Form of Director Restricted Stock Agreement pursuant to the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 19, 2020

10.3	*
Form of Restricted Stock Agreement (Officer) pursuant to the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 19, 2020

10.4	*
Form of Restricted Stock Unit Agreement (Officer) pursuant to the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2020

10.5		Form of Indemnification Agreement Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 7, 2011
10.6	*
Form of Preferred Apartment Communities, Inc. 2018 Class B Unit Award Agreement (3 year) Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 29, 2018

10.7
Sales Agreement dated June 21, 2019 by and between Preferred Apartment Communities, Inc. and RBC Capital Markets, LLC, JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research & Trading, LLC, D.A. Davidson & Co., JMP Securities LLC, and National Securities Corporation. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 24, 2019

10.8
Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016

10.9
Fourth Amended and Restated Pledge and Security Agreement dated as of August 5, 2016 among Preferred Apartment Communities Operating Partnership, L.P., (the "Borrower"), each of the subsidiaries of the Borrower party thereto and KeyBank National Association Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016

10.10
Fourth Amended and Restated Guaranty dated as of August 5, 2016 by and among Preferred Apartment Communities, Inc., each of the guarantors party thereto and KeyBank National Association Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016

10.11
Form of Buy-Sell Agreement with KeyBank National Association Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015

10.12		Form of Escrow Agreement for Series A1 and M1 Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 2, 2019
10.13
Consulting Agreement Between Leonard A. Silverstein and Preferred Apartment Communities, Inc. Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020

10.14	*
Preferred Apartment Communities, Inc. Executive Severance and Change in Control Plan Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2020

10.15	*
Executive Severance and Change in Control Participation Agreement (Form) Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2020

10.16	*
Executive Severance and Change in Control Participation Agreement - CEO/CFO (Form) Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2020

21	(1)	Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)	Consent of PricewaterhouseCoopers LLP
31.1	(1)	Certification of Joel T. Murphy, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	(1)	XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2020, formatted in XBRL: (i) Consolidated balance sheets at December 31, 2020 and December 31, 2019, (ii) consolidated statements of operations for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.
	*	Management contract or compensatory plan, contract or arrangement.
	(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: March 1, 2021	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2021	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel T. Murphy	Chief Executive Officer, President and Director	March 1, 2021
Joel T. Murphy	(Principal Executive Officer)

/s/ John A. Isakson	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
John A. Isakson

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	March 1, 2021
Michael J. Cronin	(Principal Accounting Officer)

/s/ Steve Bartkowski	Director	March 1, 2021
Steve Bartkowski

/s/ Gary B. Coursey	Director	March 1, 2021
Gary B. Coursey

/s/ Daniel M. DuPree	Director	March 1, 2021
Daniel M. DuPree

/s/ Howard A. McLure	Director	March 1, 2021
Howard A. McLure

/s/ Timothy A. Peterson	Director	March 1, 2021
Timothy A. Peterson

/s/ John M. Cannon	Director	March 1, 2021
John M. Cannon

/s/ Sara J. Finley	Director	March 1, 2021
Sara J. Finley