Form 10-Q
period 2021-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2021-05-10
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 4, 2021 was 50,094,599.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	March 31, 2021	December 31, 2020
Assets
Real estate
Land	$605,282	$605,282
Building and improvements	3,039,783	3,034,727
Tenant improvements	186,843	184,288
Furniture, fixtures, and equipment	308,222	306,725
Construction in progress	11,649	12,269
Gross real estate	4,151,779	4,143,291
Less: accumulated depreciation	(546,634)	(509,547)
Net real estate	3,605,145	3,633,744
Real estate loan investments, net of deferred fee income and allowance for expected
credit loss of $10,950 and $10,261	280,938	279,895
Total real estate and real estate loan investments, net	3,886,083	3,913,639

Cash and cash equivalents	32,322	28,657
Restricted cash	45,052	47,059
Notes receivable	1,784	1,863
Note receivable and revolving lines of credit due from related parties	9,011	9,011
Accrued interest receivable on real estate loans	22,241	22,528
Acquired intangible assets, net of amortization of $178,468 and $169,718	118,388	127,138
Tenant lease inducements, net of amortization of $5,799 and $5,350	17,803	18,206
Investment in unconsolidated joint venture	6,463	6,657
Tenant receivables and other assets	95,821	106,321

Total assets	$4,234,968	$4,281,079

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $44,856 and $46,241	$2,587,660	$2,594,464
Revolving line of credit	40,000	22,000
Unearned purchase option termination fees	473	723
Deferred revenue	35,070	36,010
Accounts payable and accrued expenses	37,237	41,912
Deferred liability to Former Manager	23,512	23,335
Contingent liability due to Former Manager	14,755	14,814
Accrued interest payable	7,997	7,877
Dividends and partnership distributions payable	20,410	20,137
Acquired below market lease intangibles, net of amortization of $36,062 and $34,006	49,879	51,934
Prepaid rent, security deposits, and other liabilities	31,122	29,425
Total liabilities	2,848,115	2,842,631

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 shares
issued; 1,694 and 1,735 shares outstanding at March 31, 2021 and December 31, 2020, respectively	17	17
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 184 and 149 shares
issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
87 and 89 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 22 and 19
shares issued; 21 and 19 shares outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 50,095 and 49,994 shares issued and
outstanding at March 31, 2021 and December 31, 2020, respectively	501	500
Additional paid-in capital	1,582,193	1,631,646
Accumulated (deficit) earnings	(195,093)	(192,446)
Total stockholders' equity	1,387,620	1,439,719
Non-controlling interest	(767)	(1,271)
Total equity	1,386,853	1,438,448

Total liabilities and equity	$4,234,968	$4,281,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per-share figures)	Three months ended March 31,
	2021	2020
Revenues:
Rental and other property revenues	$104,459	$111,866
Interest income on loans and notes receivable	10,512	13,439
Interest income from related parties	405	2,537
Miscellaneous revenues	324	3,040
Total revenues	115,700	130,882

Operating expenses:
Property operating and maintenance	15,249	16,846
Property salary and benefits (including reimbursements of $0 and $1,430 to related party)	4,821	5,191
Property management costs (including $0 and $894 to related parties)	1,105	2,003
Real estate taxes and insurance	16,140	15,675
General and administrative	7,539	5,948
Equity compensation to directors and executives	574	230
Depreciation and amortization	45,827	49,509
Asset management and general and administrative expense fees to related party	—	3,099
Allowance for expected credit losses	522	5,133
Management Internalization expense	245	178,793
Total operating expenses	92,022	282,427

Waived asset management and general and administrative expense fees	—	(1,136)

Net operating expenses	92,022	281,291

Operating income (loss) before gains on sales of real estate and loss from unconsolidated joint venture	23,678	(150,409)
Loss from unconsolidated joint venture	(194)	—
Gain on sale of real estate	798	—
Operating income (loss)	24,282	(150,409)
Interest expense	26,991	29,593
Gain on land condemnation	—	479

Net loss	(2,709)	(179,523)
Net loss attributable to non-controlling interests	62	3,141

Net loss attributable to the Company	(2,647)	(176,382)

Dividends declared to preferred stockholders	(33,820)	(33,068)
Net loss attributable to unvested restricted stock	(142)	(2)

Net loss attributable to common stockholders	$(36,609)	$(209,452)

Net loss per share of Common Stock available to common stockholders, basic and diluted	$(0.73)	$(4.44)

Weighted average number of shares of Common Stock outstanding, basic and diluted	50,033	47,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month period ended March 31, 2021
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2021	$19	$500	$1,631,646	$(192,446)	$1,439,719	$(1,271)	$1,438,448
Issuance of Preferred Stock	—	—	37,929	—	37,929	—	37,929
Redemptions of preferred stock	—	—	(40,038)	—	(40,038)	—	(40,038)
Syndication and offering costs	—	—	(4,388)	—	(4,388)	—	(4,388)
Equity compensation to executives and directors	—	—	613	—	613	—	613
Conversion of Class A Units to common stock	—	1	733	—	734	(734)	—
Current period amortization of Class B Units	—	—	—	—	—	(39)	(39)
Net loss	—	—	—	(2,647)	(2,647)	(62)	(2,709)
Reallocation of non-controlling interest to Class A Unitholders	—	—	(1,491)	—	(1,491)	1,491	—
Distributions to non-controlling interests	—	—	—	—	—	(56)	(56)
Distributions to Class A Unitholders	—	—	—	—	—	(96)	(96)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—	—	(29,431)	—	(29,431)	—	(29,431)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—	—	(1,493)	—	(1,493)	—	(1,493)
Dividends to Series A1/M1 preferred stockholders ($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(2,893)	—	(2,893)	—	(2,893)
Dividends to PAC Carveout REIT preferred stockholders ($60 per share semi-annually)	—	—	(3)	—	(3)	—	(3)
Dividends to common stockholders ($0.175 per share)	—	—	(8,991)	—	(8,991)	—	(8,991)
Balance at March 31, 2021	$19	$501	$1,582,193	$(195,093)	$1,387,620	$(767)	$1,386,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month period ended March 31, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Series A, Series A1, Series M and Series M1 Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2020	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116
Cumulative adjustment to reflect the adoption of ASU 2016-13	—	—	—	(7,414)	(7,414)	—	(7,414)
Issuance of Preferred Stock	1	—	98,552	—	98,553	—	98,553
Exercises of warrants	—	—	8	—	8	—	8
Redemptions of preferred stock	—	11	(9,911)	—	(9,900)	—	(9,900)
Syndication and offering costs	—	—	(12,360)	—	(12,360)	—	(12,360)
Equity compensation to executives and directors	—	—	156	—	156	—	156
Conversion of Class A Units to common stock	—	1	1,104	—	1,105	(1,105)	—
Current period amortization of Class B Units	—	—	—	—	—	74	74
Net loss	—	—	—	(176,382)	(176,382)	(3,141)	(179,523)
Contributions from non-controlling interests	—	—	—	—	—	201	201
Reallocation of minority interest in PAC OP	—	—	(513)	—	(513)	513	—
Distributions to non-controlling interests	—	—	—	—	—	(203)	(203)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—	—	(31,100)	—	(31,100)	—	(31,100)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—	—	(1,746)	—	(1,746)	—	(1,746)
Dividends to Series A1/M1 preferred stockholders ($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(222)	—	(222)	—	(222)
Dividends to common stockholders ($0.2625 per share)	—	—	(12,491)	—	(12,491)	—	(12,491)
Balance at March 31, 2020	$22	$476	$1,969,534	$(191,040)	$1,778,992	$(843)	$1,778,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three-month periods ended March 31,
	2021	2020
Operating activities:
Net loss	$(2,709)	$(179,523)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	45,827	49,509
Amortization of above and below market leases	(1,399)	(1,705)
Amortization of deferred revenues and other non-cash revenues	(1,195)	(1,269)
Amortization of purchase option termination fees	(1,229)	(4,040)
Amortization of equity compensation, lease incentives and other non-cash expenses	1,229	849
Deferred loan cost amortization	1,609	1,781
Non-cash accrued interest income on real estate loan investments	(2,822)	(3,296)
Receipt of accrued interest income on real estate loan investments	3,109	8,865
Gains on sale of real estate and land condemnation, net	(798)	(479)
Loss from unconsolidated joint venture	194	—
Cash received for purchase option terminations	1,479	4,800
Increase in allowance for expected credit losses	522	5,133
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables and other assets	4,788	(10,775)
(Increase) in tenant lease incentives	(22)	—
(Decrease) increase in accounts payable and accrued expenses	(2,787)	24,190
Increase in deferred liability to Former Manager	—	22,851
Increase in contingent liability	—	15,000
Increase (decrease) in accrued interest, prepaid rents and other liabilities	2,589	(1,282)
Net cash provided by (used in) operating activities	48,385	(69,391)

Investing activities:
Investments in real estate loans	(19,657)	(11,631)
Repayments of real estate loans	17,925	53,896
Notes receivable issued	(64)	(249)
Notes receivable repaid	143	10,041
Notes receivable issued to and draws on line of credit by related parties	—	(9,624)
Repayments of notes receivable and lines of credit by related parties	—	4,546
Origination fees received on real estate loan investments	817	267
Acquisition of properties	—	(125,107)
Disposition of properties, net	4,798	—
Proceeds from land condemnation	—	738
Capital improvements to real estate assets	(10,263)	(12,817)
Deposits paid on acquisitions	(289)	(915)
Net cash used in investing activities	(6,590)	(90,855)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
(In thousands)	Three-month periods ended March 31,
	2021	2020

Financing activities:
Proceeds from mortgage notes payable	2,152	81,413
Repayments of mortgage notes payable	(10,340)	(42,252)
Payments for deposits and other mortgage loan costs	(285)	(1,694)
Proceeds from lines of credit	105,000	284,000
Payments on lines of credit	(87,000)	(92,500)
Repayment of the Term Loan	—	(70,000)
Proceeds from the sales of Preferred Stock and Units, net of offering costs	34,109	89,398
Proceeds from exercises of Warrants	—	44
Payments for redemptions of preferred stock	(40,018)	(9,890)
Common Stock dividends paid	(8,829)	(12,156)
Preferred stock dividends and Class A Unit distributions paid	(33,840)	(32,732)
Payments for deferred offering costs	(1,030)	(7,042)
Distributions from non-controlling interests	(56)	—
Contributions from non-controlling interests	—	197
Net cash (used in) provided by financing activities	(40,137)	186,786

Net increase in cash, cash equivalents and restricted cash	1,658	26,540
Cash, cash equivalents and restricted cash, beginning of year	75,716	137,253
Cash, cash equivalents and restricted cash, end of period	$77,374	$163,793

Supplemental cash flow information:
Cash paid for interest	$25,231	$27,190

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$3,756	$5,552
Noncash extinguishment of notes receivable	$—	$20,865
Dividends payable - Common Stock	$9,087	$12,491
Dividends payable - Preferred Stock	$11,323	$11,924
Accrued and payable deferred offering costs	$59	$880
Reclass of offering costs from deferred asset to equity	$647	$3,189
Fair value issuances of equity compensation	$6,168	$226

    The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

1. Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS), or the Company, is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers and Class A office buildings. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of March 31, 2021, the Company owned or was invested in 117 properties in 13 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until January 31, 2020 (see Note 6). We refer to this transaction as the Internalization.

As of March 31, 2021, the Company had 50,094,599 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 98.9% owner of Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership, at that date. The number of partnership units not owned by the Company totaled 548,369 at March 31, 2021 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

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

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

The potential reach, severity and duration of impacts of the COVID-19 pandemic will cause our estimates and forecasts of future events to be inherently less certain. Actual results could differ from those estimates. Amounts are presented in thousands where indicated.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

Reclassification Adjustments

The Company recorded certain reclassification adjustments on its Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2021 to conform prior period presentation to the current presentation as shown in the table below. The adjustment is made to present sublease income received by the Company for a portion of its corporate office space as a net adjustment against rent expense, which is included in the general and administrative expense line on the consolidated statements of operations. Additionally, an adjustment has been made to present certain expenses such as franchise taxes and insurance claims within the real estate taxes and insurance line on the consolidated statements of operations. These reclassification adjustments had no effect on previously-reported net loss attributable to common stockholders.

	For the three-month period ended March 31, 2020
(in thousands)	As reported in Quarterly Report on Form 10-Q at March 31, 2020	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at March 31, 2021

Revenues:
Miscellaneous revenues	$3,260	$(220)	$3,040

Operating expenses:
Property operating and maintenance	$16,800	$46	$16,846
Real estate taxes and insurance	$15,525	$150	$15,675
General and administrative	$6,364	$(416)	$5,948

2.Summary of Significant Accounting Policies

The Company's significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K as of December 31, 2020.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	March 31, 2021	December 31, 2020
Residential Properties:
Properties (1,2)	37	37
Units	11,143	11,143
New Market Properties:
Properties (2)	54	54
Gross leasable area (square feet) (3)	6,208,278	6,208,278
Preferred Office Properties: (4)
Properties (2)	9	9
Rentable square feet	3,169,000	3,169,000
Development properties	2	2
Rentable square feet	35,000	35,000

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

(4) Seven of our office properties and the real estate loan investment supporting the 8West office building are under contract to be sold to Highwoods Properties, an unrelated party, pursuant to purchase and sale agreements as of April 16, 2021.

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

Residential properties acquired

The Company acquired no multifamily communities during the three-month period ended March 31, 2021. On March 31, 2020, the Company completed the acquisition of Horizon at Wiregrass, a 392-unit multifamily community located in Tampa, Florida. The aggregate purchase price was approximately $84.0 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

New Market Properties assets acquired

The Company acquired no grocery-anchored shopping centers during the three-month period ended March 31, 2021. During the three-month period ended March 31, 2020, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/29/2020	Wakefield Crossing	Raleigh, North Carolina	75,927
3/19/2020	Midway Market	Dallas, Texas	85,599

			161,526

The aggregate purchase price of the New Market Properties acquisitions for the three-month period ended March 31, 2020 was approximately $27.7 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company recorded aggregate amortization and depreciation expense of:

(In thousands)	Three-month periods ended March 31,
	2021	2020
Depreciation:
Buildings and improvements	$26,695	$28,007
Furniture, fixtures, and equipment	10,528	12,388
	37,223	40,395
Amortization:
Acquired intangible assets	8,092	8,650
Deferred leasing costs	469	415
Website development costs	43	49
Total depreciation and amortization	$45,827	$49,509

At March 31, 2021, the Company had recorded acquired gross intangible assets of $296.9 million, accumulated amortization of $178.5 million, gross intangible liabilities of $85.9 million and accumulated amortization of $36.1 million. Net intangible assets and liabilities as of March 31, 2021 will be amortized over the weighted average remaining amortization periods of approximately 7.0 and 8.6 years, respectively.

At March 31, 2021, the Company held restricted cash that totaled approximately $45.1 million. Of this total, $14.3 million was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions. Another $25.4 million was for lender-required escrows for real estate taxes, insurance premiums and COVID-19 reserves. The remainder of the Company's restricted cash consisted primarily of resident and tenant security deposits.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

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
These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $1.2 million and $4.0 million of interest revenue from the amortization of these purchase option terminations for the three-month periods ended March 31, 2021 and 2020, respectively. Remaining unamortized termination fee revenue of approximately $473,000 at March 31, 2021 will be recognized by December 31, 2021.

Joint Venture Investment
On July 15, 2020, the Company contributed its Neapolitan Way grocery-anchored shopping center that was previously wholly-owned and consolidated into a joint venture in exchange for approximately $19.2 million and 50% interest in the joint venture. In doing so, the Company realized a gain on the transaction of approximately $3.3 million and now holds its remaining interest in the property via an unconsolidated joint venture and retain a 50% voting and financial interest. The following tables summarize the balance sheet and statements of income data for the Neapolitan Way shopping center subsequent to its contribution into the joint venture as of and for the periods presented:

(in thousands)	March 31, 2021	December 31, 2020
Total assets	$38,457	$39,109
Total liabilities	$25,530	$25,795

Three months ended March 31, 2021
Rental and other property revenues	$815
Total operating expenses	$973
Interest expense	$230
Net income (loss)	$(388)
Net income (loss) attributable to the Company	$(194)

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

	March 31, 2021	December 31, 2020
Number of loans	20	20
Number of underlying properties in development	15	14
(In thousands)
Drawn amount	$291,888	$290,156
Deferred loan origination fees	(1,766)	(1,194)
Allowance for expected credit losses	(9,184)	(9,067)
Carrying value	$280,938	$279,895

Unfunded loan commitments	$49,281	$44,403
Weighted average current interest, per annum (paid monthly)	8.62%	8.50%
Weighted average accrued interest, per annum	3.73%	3.91%

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

(In thousands)	Principal balance	Deferred loan origination fees	Allowances and CECL Reserves	Carrying value
Balances as of December 31, 2020	$290,156	$(1,194)	$(9,067)	$279,895
Loan fundings	19,657	—	—	19,657
Loan repayments	(17,925)	—	—	(17,925)
Loan origination fees collected	—	(817)	—	(817)
Amortization of loan origination fees	—	245	—	245
Reserve increases due to loan originations	—	—	(283)	(283)
Net decreases in reserves on existing or loans repaid	—	—	166	166

Balances as of March 31, 2021	$291,888	$(1,766)	$(9,184)	$280,938

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(In thousands)

Residential properties	19	$269,049	$321,975	96%
Preferred Office Properties	1	11,889	19,193	4%
Balances as of March 31, 2021	20	$280,938	$341,168

On March 1, 2021, we closed on a real estate loan investment of up to approximately $16.8 million to partially finance the development and construction of a 320-unit multifamily community to be located in Orlando, Florida. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 4.5% per annum and matures on September 1, 2024.

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

	For the three-month periods ended March 31,
(In thousands)	2021	2020
Allowances recorded for interest receivable:
Haven Campus Communities, LLC line of credit	$405	$410
Starkville real estate loan	—	193
Net increases in current expected loss reserves on existing loans	117	4,530

Total allowance for expected credit losses	$522	$5,133

The Company incurred an aggregate net increase in its allowance for expected credit losses of approximately $0.5 million and $5.1 million for the three-month periods ended March 31, 2021 and 2020, respectively. In the three-month period ended March 31, 2020, $4.5 million of the aggregate increase in the Company’s allowance for expected credit losses was due to the onset of the COVID-19 pandemic and the Company updating its estimates to the valuations of the underlying developments. The Company does not anticipate such a large increase in future periods. In the three month period ended March 31, 2021, changes in estimates to the valuations of the underlying developments were countered by additional reserves for loan originations and other projects achieving construction and leasing milestones.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

The Company assesses the credit quality of its real estate loan investments by a calculated loss reserve ratio, which is an internally-developed credit quality indicator. Loss reserve ratios reflect the amount of protection afforded by the amount of equity and debt financing subordinate to the Company's position in the project; higher reserve ratios reflect a lower amount of invested dollars junior to the Company's position. The following table presents the Company's aggregation of loan amounts (including unpaid interest) by final reserve ratio as of March 31, 2021:

Final reserve ratio	Number of loans	Total receivables by project, net of reserves (in thousands)
—%	4	$31,402
0.50%	4	19,474
1.00%	4	61,929
1.50%	4	32,085
3.00%	1	9,594
4.00%	3	154,521
5.00% +	—	—

	20	$309,005

The Company continues to monitor the extent of any impact the COVID-19 pandemic has on development activity underlying our real estate loan investments, including the availability of labor, the supply and availability of construction materials and the ability to achieve leased stabilization. The Company assesses its real estate loan investment portfolio for impacts from COVID-19 at the outset of the project, as well as both quantitatively and qualitatively at the achievement of construction and leasing milestones during the projects' lives.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

The Company's portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				March 31, 2021	December 31, 2020
(In thousands)
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2018	$11,660	$9,011	$9,011	8%
Newport Development Partners, LLC	6/17/2014	6/30/2021	1,000	—	—	12%
Oxford Capital Partners, LLC (3,5)	10/5/2015	3/15/2022	1,250	1,134	1,256	10%
Oxford Capital Partners II, LLC (3,5)	3/30/2021	3/15/2022	5,300	—	—	10%
Mulberry Development Group, LLC (4)	3/31/2016	6/30/2021	750	650	607	12%
Unamortized loan fees				—	—

			$19,960	$10,795	$10,874

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
(5) The commitment was reduced from $8 million to $1.25 million for the Oxford Capital Partners LOC I on March 30, 2021. A second Oxford line of credit was opened on March 30, 2021 with a commitment of $5.3 million.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through March 31, 2021 was approximately $2.3 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed. The Company retains a pledge of a 49.49% interest in an unrelated shopping center located in Atlanta, Georgia as collateral on the Haven Campus Communities, LLC line of credit, as well as personal guaranties of repayment from the principals of the borrower.

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

The Company recorded interest income and other revenue from these instruments as follows:

Interest income	Three month periods ended March 31,
(In thousands)	2021	2020
Real estate loans:
Current interest	$6,167	$7,357
Additional accrued interest	2,822	3,295
Loan origination fee amortization	244	277
Purchase option termination fee amortization	1,229	4,040
Default interest	—	62

Total real estate loan revenue	10,462	15,031
Notes and lines of credit	455	912
Bank and money market accounts	—	33

Interest income on loans and notes receivable	$10,917	$15,976

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2021 of approximately $291.9 million. The maximum aggregate amount of loans to be funded as of March 31, 2021 was approximately $341.2 million, which includes approximately $49.3 million of loan committed amounts not yet funded.
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
The Company is subject to a geographic concentration of risk that could be considered significant with regard to the 8West, Kennesaw Crossing and Solis Cumming Town Center real estate loan investments, as well as the Club Drive land loan investment, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount, in addition to outstanding accrued interest, for these loans as of March 31, 2021 totaled approximately $43.4 million (with a total commitment amount of approximately $62.4 million). The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Vintage Destin, Hidden River II, Hidden River II Capital, Vintage Horizon West and The Hudson real estate loan investments, all of which are partially supporting various real estate projects in Florida. The drawn amount, in addition to outstanding accrued interest, for these loans as of March 31, 2021 totaled approximately $31.3 million (with a total commitment amount of approximately $45.7 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

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

The Series A Redeemable Preferred Stock, Series A1 Preferred Stock, mShares, and Series M1 Preferred Stock are collectively defined as (“Preferred Stock”).

At March 31, 2021, the Company's active equity offerings consisted of:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

•an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering"); and

•an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering") under our $400 million shelf registration statement (the "2019 Shelf Registration Statement") on Form S-3 that was filed with the SEC on March 21, 2019.
Certain offering costs are not related to specific closing transactions and are recognized as a reduction of stockholders' equity in the proportion of the number of instruments issued to the maximum number of shares of Preferred Stock anticipated to be issued. Any offering costs not yet reclassified as reductions of stockholders' equity are reflected in the asset section of the consolidated balance sheets as deferred offering costs.

Cumulative gross proceeds and offering costs for our active equity offerings consisted of:

(In thousands)			Deferred Offering Costs
Offering	Total offering	Gross proceeds as of March 31, 2021	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
Series A1/M1 Offering	$1,000,000	$206,124	$1,403	$4,042	$5,445	$19,627	$25,072
2019 ATM Offering	125,000	4,614	27	1,088	1,115	92	1,207

Total	$1,125,000	$210,738	$1,430	$5,130	$6,560	$19,719	$26,279

(1) These offering costs specifically identifiable to preferred stock or ATM offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

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

6. Related Party Transactions
On January 31, 2020, the Company internalized the functions performed by the Former Manager and Sub-Manager by acquiring the entities that owned the Former Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months, due upon the earlier of (i) if, for the immediately preceding fiscal year beginning on January 1, funds from operations ("FFO") of the Company per weighted average basic share of the Company’s common stock and Class A Unit (as defined in the limited partnership agreement of PAC OP) outstanding for such fiscal year is determined to be greater than or equal to $1.55 or (ii) on the thirty-six (36) month anniversary of the closing of the Internalization. Pursuant to the Stock Purchase Agreement, the sellers sold all of the outstanding shares of capital stock of NELL Partners, Inc. ("NELL") and NMA Holdings, Inc. ("NMA") to Carveout in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15 million for certain specified matters (the "Specified Matters Holdback

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

Amount"). The Specified Matters Holdback Amount is payable to the NELL sellers less certain losses following final resolution of any such specified matters.

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
March 31, 2021

The Management Agreement entitled the Former Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Three-month periods ended March 31,
Type of Compensation	Basis of Compensation	2021	2020

Acquisition fees	1.0% of the gross purchase price of real estate assets	$—	$235
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	—	—
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	—	47
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	—	1,349
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	—	890
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	—	616
Construction management fees	Quarterly fee for property renovation and takeover projects	—	14
Disposition fees	1% of the sale price of a real estate asset	—	—

		$—	$3,151

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

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

	Three-month periods ended March 31,
(In thousands)	2021	2020
	$—	$1,430

The Former Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Former Manager was reimbursed $40,451 for the three-month period ended March 31, 2020. These costs were recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company engaged PCS to perform certain termination-related services. These services began in October 2019 and continued through

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

April 2020. For the three-month period ended March 31, 2020, the Company paid an additional $2.3 million for these services, which were recorded as deferred offering costs.

Prior to the Internalization, the Company held a promissory note in the amount of approximately $650,000 due from Preferred Capital Marketing Services, LLC, or PCMS, which was a wholly-owned subsidiary of NELL Partners, and a revolving line of credit with a maximum borrowing amount of $24.0 million to its Manager. Both of these instruments were extinguished in connection with the Internalization transaction.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through March 31, 2021 was approximately $2.3 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

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

The Company declared aggregate quarterly cash dividends on its Common Stock of $0.175 and $0.2625 per share for the three-month periods ended March 31, 2021 and 2020, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At March 31, 2021, the Company had 548,369 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the three-month periods ended March 31,
(In thousands)	2021	2020

Series A Preferred Stock	$29,431	$31,100
mShares	1,493	1,746
Series A1 Preferred Stock	2,550	212
Series M1 Preferred Stock	343	10
PAC Carveout REIT Preferred Stock	3	—
Common Stock	8,991	12,491
Restricted Stock and Class A OP Units	96	203

Total	$42,907	$45,762

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

8. Equity Compensation
    Stock Incentive Plan
On May 2, 2019, the Company’s board of directors adopted, and the holders of the Company’s Common Stock approved, the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, to incentivize, compensate and retain eligible officers, consultants, and non-employee directors. The 2019 Plan increased the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan from 2,617,500 to 3,617,500. The 2019 Plan does not have a stated expiration date.

Equity compensation expense by award type for the Company was:

(In thousands)	Three-month periods ended March 31,		Unamortized expense as of March 31, 2021
	2021	2020

Class B Unit awards to employees:
2017	$—	$3	$—
2018	(39)	71	—
Restricted stock grants to Board members:
2019	—	105	—
2020	133	—	44
Restricted stock grants for employees:
2020	243	—	3,115
2021	29	—	2,763
Performance-based restricted stock units:
2020	138	—	1,477
2021	39	—	3,116
Restricted stock units to employees:
2018	—	14	—
2019	16	19	52
2020	12	18	98
2021	3	—	217

Total	$574	$230	$10,882

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

Performance-based Restricted Stock Unit Grants

On March 15, 2021 and July 31, 2020, the Company awarded performance-based restricted stock units (“PSUs”) to certain of its senior executives. Each PSU represents the right to receive one share of Common Stock upon satisfaction of both (i) the market condition, at which time the PSUs become earned PSUs, and (ii) the service requirement, beyond which point the PSUs become vested PSUs.

The market condition requirement of the PSUs consists of a relative measure of total shareholder return (“TSR”) of the Company's Common Stock versus the average TSR of a select group of publicly-traded peer companies. TSR is calculated by dividing the sum of price appreciation and cumulative dividends over the performance period divided by the beginning value of the Common Stock at the performance period commencement date (July 1, 2020 for the 2020 awards and January 1, 2021 for the 2021 awards), where the determining values are derived by calculating the 20-day volume weighted average stock price preceding both the performance period commencement date and the performance period end date (June 30, 2023 for the 2020 awards and December 31, 2023 for the 2021 awards). PSUs will become earned PSUs according to the percentile rank of the TSR of Company's Common Stock versus the peer group’s average TSR, as shown in the following table:

Level	Relative TSR performance (percentile rank versus peers)	Earned PSUs (% of target)
< Threshold	<35th Percentile	0%
Threshold	35th Percentile	50%
Target	55th Percentile	100%
Maximum	>=75th Percentile	200%

The number of PSUs that become earned PSUs can range between 0% and 200% of the original (target) number of PSUs awarded for the 2020 awards and between 0% and 250% of the original (target) number of PSUs for the 2021 awards, and actual percentile ranking results between the 35th and 75th percentile are to be interpolated between the percentage earned values shown.

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

Since the PSUs vest in part based upon achievement of a market condition, they were valued utilizing a Monte-Carlo simulation that excludes the value of Common Stock dividends since dividend equivalents accrue separately to the award holders. The underlying valuation assumptions and results for the PSUs were:

Grant date	3/15/2021	7/31/2020

Stock price on grant date	$10.86	$7.23
Dividend yield	7.19%	6.87%
Expected volatility	49.81%	44.40%
Risk-free interest rate	0.29%	0.11%

Target number of PSUs granted:
First vesting tranche	103,511	136,462
Second vesting tranche	103,517	136,467
	207,028	272,929

Calculated fair value per PSU	$15.24	$6.76

Total fair value of PSUs	$3,155,107	$1,845,000

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock and historical dividend amounts over the trailing five-year period from the grant date.

The Company's own stock price history over the 2.80 year and 2.91 year periods trailing the grant dates was utilized as the expected volatility assumptions for the 2021 and 2020 awards, respectively.

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

On March 15, 2021, the Company granted restricted stock to certain of its executives and employees. The fair value per share of $10.69 was based upon the closing price of the Company's Common Stock on the grant date. A total of 261,226 shares representing a fair value of approximately $2.8 million will vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

Class B OP Units

As of March 31, 2021, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

Grant date
1/2/2018

Units granted	256,087
Units forfeited:
John A. Williams (1)	(38,284)
Voluntary forfeiture by senior executives (2)	(128,258)
Other	(27,658)

Total forfeitures	(194,200)

Units earned and converted into Class A Units	—

Class B Units outstanding at March 31, 2021	61,887

Units unearned but vested	61,887
Units unearned and not yet vested	—

Class B Units outstanding at March 31, 2021	61,887

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.
(2) Additional Class B OP units granted to senior executives other than Mr. Williams were voluntarily forfeited at the end of 2018.

There were no grants of Class B OP Units subsequent to January 2, 2018.

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
March 31, 2021

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

    Restricted Stock Units

The Company, made grants of restricted stock units, or RSUs, to its employees under the 2019 Plan, and prior to Internalization, made grants of RSUs to certain employees of affiliates of the Company under the 2011 Plan, as shown in the following table:

Grant date	3/15/2021	1/2/2020	1/2/2019	1/2/2018
Service period	2021-2023	2020-2022	2019-2021	2018-2020

RSU activity:
Granted	20,600	21,400	27,760	20,720
Forfeited	—	(3,700)	(8,101)	(8,274)

RSUs outstanding at March 31, 2021	20,600	17,700	19,659	12,446

RSUs unearned but vested	—	5,928	13,191	12,446
RSUs unearned and not yet vested	20,600	11,772	6,468	—

RSUs outstanding at March 31, 2021	20,600	17,700	19,659	12,446

Fair value per RSU	$10.69	$9.47	$10.77	$16.66
Total fair value of RSU grant	$220,214	$202,658	$298,975	$345,195

The RSUs vest in three equal consecutive one-year tranches from the date of grant. For each grant prior to March 15, 2021, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested RSUs become earned RSUs and are settled in shares of Common Stock on a one-to-one basis. Vested RSUs may become Earned RSUs on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested RSUs that do not become Earned RSUs on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as all Vested RSUs become Earned RSUs or are forfeited due to termination of continuous service due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested RSUs to qualify to become fully Earned RSUs. RSUs issued on March 15, 2021 may become vested subject only to satisfaction of the service requirement.

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
March 31, 2021

9. Indebtedness

    Mortgage Notes Payable

Mortgage financing of property acquisitions

During the three-month period ended March 31, 2020, the Company obtained original mortgage financing on the following properties as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Interest rate	Maturity date

251 Armour Yards	1/22/2020	$3,522	Fixed	4.50%	1/22/2025
Wakefield Crossing	1/29/2020	7,891	Fixed	3.66%	2/1/2032
Morrocroft Centre	3/19/2020	70,000	Fixed	3.40%	4/10/2033

		$81,413

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the three-month periods ended March 31, 2021 and 2020:

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed (thousands)	New balance (millions)	New interest rate	Additional deferred loan costs from refinancing (thousands)

2/28/2021	Village at Baldwin Park	$69.4	3.59%	$6	$69.4	3.27%	$923

1/3/2020	Ursa	$31.4	L + 300	$—	$—	—	$—

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

The following table summarizes our mortgage notes payable at March 31, 2021:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Residential Properties	$1,367,132	3.55%	8.9
New Market Properties	564,098	4.00%	7.1
Preferred Office Properties	633,436	4.13%	12.1

Total fixed rate mortgage debt	$2,564,666	3.79%	9.3

Variable rate mortgage debt:
Residential Properties	$20,700	2.90%	9.3
New Market Properties	47,150	2.79%	2.6
Preferred Office Properties	—	—%	—

Total variable rate mortgage debt	$67,850	2.83%	4.6

Total mortgage debt:
Residential Properties	$1,387,832	3.54%	8.9
New Market Properties	611,248	3.91%	6.7
Preferred Office Properties	633,436	4.13%	12.1

Total principal amount	2,632,516	3.77%	9.2
Deferred loan costs	(40,878)
Mark to market loan adjustment	(3,978)
Mortgage notes payable, net	$2,587,660

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

As of March 31, 2021, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.3 years. Our mortgage notes have maturity dates between September 1, 2021 and June 1, 2054.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which includes a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On May 4, 2021, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to May 4, 2024, with an option to extend the maturity date to May 4, 2025, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.50% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.63% for the three-month period ended March 31, 2021. The commitment fee on the average daily unused portion of the Revolving Line of Credit is 0.20% or 0.25% per annum, depending upon the Company's outstanding

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

Credit Facility balance.

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
The Fourth Amended and Restated Credit Agreement, as amended on May 4, 2021, contains certain affirmative and negative covenants, including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The amount of dividends that may be paid out by the Company is restricted to a maximum of 100% of AFFO for the trailing four quarters without the lender's consent; solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.
As of March 31, 2021, the Company was in compliance with all covenants related to the Revolving Line of Credit, as amended, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.6 billion		$2.1 billion
Debt yield	Minimum 8.75%	(2)	9.83%
Payout ratio	Maximum 100%	(3)	96.2%
Total leverage ratio	Maximum 65%		62.2%
Debt service coverage ratio	Minimum 1.70x	(4)	1.92x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) The minimum debt yield covenant increases to a minimum of 9.0% after 24 months.
(3) Calculated on a trailing four-quarter basis. For the three months ended March 31, 2021, the maximum dividends and distributions allowed under this covenant was approximately $170.2 million.
(4) Minimum of 1.50x if AFFO payout ratio is less than or equal to 95%.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At March 31, 2021, unamortized loan fees and closing costs for the Credit Facility were approximately $0.4 million, which will be amortized over a remaining loan life of approximately 0.8 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

    Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility is to finance acquisitions. The maximum borrowing capacity on the Acquisition Facility may be increased at the Company's request up to $300 million at any time prior to March 1, 2021. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank.The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At March 31, 2021, unamortized loan fees and closing costs for the establishment of the Acquisition Facility were approximately $71,000, which will be amortized over a remaining loan life of approximately 0.9 years.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

    Interest Expense

Interest expense, including amortization of deferred loan costs was:

(In thousands)	Three-month periods ended March 31,
	2021	2020

Residential Properties	$13,224	$14,866
New Market Properties	6,444	6,750
Preferred Office Properties	6,668	6,858

Total	26,336	28,474

Credit Facility and Acquisition Facility	655	1,119
Interest Expense	$26,991	$29,593

    Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of March 31, 2021 were:

Period	Future principal payments (in thousands)
2021 (1)	$133,360
2022	72,728
2023	116,473
2024	289,868
2025	57,922
2026	255,389
2027	280,200
2028	338,848
2029	321,689
2030	359,141
Thereafter	446,898

Total	$2,672,516

(1) Includes the principal amount due on our revolving line of credit of $40.0 million as of March 31, 2021.

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of March 31, 2021 and December 31, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

11. Commitments and Contingencies

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease as amended, which began on October 9, 2014. As of March 31, 2021, the amount of rent due from the Company was $13.9 million over the remaining term of the lease.
At March 31, 2021, the Company had unfunded commitments on its real estate loan portfolio of approximately $49.3 million.

At March 31, 2021, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $3.6 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12. Operating Leases

Company as Lessor

For the three months ended March 31, 2021 and 2020, the Company recognized rental property revenues of $101.6 million and $109.1 million, respectively, of which $11.3 million and $10.4 million, respectively, represented variable rental revenue.

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

The Company is also, as of January 31, 2020 following the Internalization, the lessee of office space for its property support center which expires in May 2026, and of furniture and office equipment, which leases generally are three to five years in duration with minimal rent increases. The Company subleases a portion of its leased office space to third parties; office rental expense is included net of the revenue from these subleases in the general and administrative expense line on the consolidated statements of operations. Revenue from subleased office space was approximately $235,000 and $219,000 for the three-month periods ended March 31, 2021 and 2020, respectively.

The Company recorded lease expense as follows:

	For the three-month periods ended March 31,				As of March 31, 2021
(In thousands)	2021		2020		Weighted average remaining lease term (years)	Weighted average discount rate
	Lease expense	Cash paid	Lease expense	Cash paid

Office space	$728	$730	$475	$475	4.8	3.0%
Ground leases	15	13	13	4	35.4	4.4%
Office equipment	36	36	101	101	2.5	3.0%

Total	$779	$779	$589	$580

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

Future minimum rent expense for office space, ground leases and office equipment were:

For the year ending December 31:		Future Minimum Rents as of March 31, 2021
(in thousands)		Office space	Ground leases	Office equipment	Total

2021	(1)	$2,200	$38	$95	$2,333
2022		2,855	51	53	2,959
2023		2,497	51	26	2,574
2024		3,139	51	13	3,203
2025		2,808	52	11	2,871
Thereafter		355	1,084	—	1,439

Total		$13,854	$1,327	$198	$15,379

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

Financing - consists of the Company's portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets. Excluded from the financing segment are the consolidated assets of VIEs.

New Market Properties - consists of the Company's portfolio of grocery-anchored shopping centers.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

(In thousands)	March 31, 2021	December 31, 2020

Assets:
Residential properties	$1,720,238	$1,745,020
Financing	320,991	321,026
New Market Properties	1,055,188	1,072,090
Preferred Office Properties	1,117,632	1,121,992
Other	20,919	20,951
Consolidated assets	$4,234,968	$4,281,079

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) were as follows:

(In thousands)	Three-month periods ended March 31,
	2021	2020

Capitalized expenditures:
Residential properties	$2,506	$3,759
New Market Properties	1,623	1,276
Preferred Office Properties	3,007	6,822
Total	$7,136	$11,857

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

Total revenues by reportable segment of the Company were:

(In thousands)	Three-month periods ended March 31,
	2021	2020
Revenues

Rental and other property revenues:
Residential properties	$50,521	$60,583
New Market Properties	26,967	28,002
Preferred Office Properties (1)	27,275	26,462
Total rental and other property revenues	104,763	115,047

Financing revenues	10,917	15,825
Miscellaneous revenues	20	10
Consolidated revenues	$115,700	$130,882

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of March 31, 2021, the Company has recorded deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $35.0 million which is included in the deferred revenues line on the consolidated balance sheets at March 31, 2021. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $0.9 million and $0.9 million for the three-month periods ended March 31, 2021 and 2020, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

The CODM utilizes segment net operating income, or Segment NOI, in evaluating the performance of its operating segments. Segment NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period. Segment NOI for the Company's financing segment consists of interest revenues from the Company's real estate loan investments and notes and lines of credit receivable, as well as revenues from terminated property purchase options. Management believes that Segment NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not directly related to property operating performance.

Segment NOI for each reportable segment was as follows:

	Three-month periods ended March 31,
(In thousands)	2021	2020
Segment net operating income (Segment NOI)

Residential Properties	$29,223	$35,845
New Market Properties	18,596	19,819
Preferred Office Properties	19,635	19,668
Financing	10,911	15,825
Miscellaneous revenues	20	10

Consolidated segment net operating income	78,385	91,167

Interest expense:
Residential Properties	13,224	14,866
New Market Properties	6,444	6,750
Preferred Office Properties	6,668	6,858
Corporate	655	1,119
Depreciation and amortization:
Residential Properties	22,094	24,385
New Market Properties	11,761	13,414
Preferred Office Properties	11,915	11,681
Corporate	57	29
Equity compensation to directors and executives	574	230
Management fees, net of waived fees	—	1,963
Management Internalization	245	178,793
Allowance for expected credit losses	522	5,133
(Gain) / loss on sale of real estate	(798)	—
(Gain) / loss from land condemnation, net	—	(479)
Loss from unconsolidated joint venture	194	—
Corporate G&A	7,539	5,948

Net income (loss)	$(2,709)	$(179,523)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

(In thousands, except per-share figures)	Three-month periods ended March 31,
	2021	2020
Numerator:
Operating income (loss) before gain on sale of real estate and loss from unconsolidated joint venture	$23,678	$(150,409)
Loss from unconsolidated joint venture	(194)	—
Gain on sale of real estate, net	798	—

Operating income (loss)	24,282	(150,409)
Interest expense	26,991	29,593
Gain on land condemnation	—	479

Net loss	(2,709)	(179,523)
Consolidated net loss attributable to non-controlling interests	62	3,141

Net loss attributable to the Company	(2,647)	(176,382)

Dividends declared to preferred stockholders	(33,820)	(33,068)
Net loss attributable to unvested restricted stock	(142)	(2)

Net loss attributable to common stockholders	$(36,609)	$(209,452)

Denominator:
Weighted average number of shares of Common Stock - basic	50,033	47,129

Effect of dilutive securities: (D)	—	—

Weighted average number of shares of Common Stock - basic and diluted	50,033	47,129

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.73)	$(4.44)

(A) The Company's outstanding Class A Units of the Operating Partnership (548 and 775 Units at March 31, 2021, and 2020, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,694 and 2,075 outstanding shares of Series A Preferred Stock at March 31, 2021 and 2020, respectively and 184 and 37 outstanding shares of Series A1 Preferred Stock at March 31, 2021 and 2020, respectively. The Company's mShares accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 87 and 98 mShares outstanding at March 31, 2021 and 2020, respectively. The Company's shares of Series M1 Preferred Stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 21 and 2 shares of Series M1 Preferred Stock outstanding at March 31, 2021 and 2020, respectively.

(C) The Company's outstanding unvested restricted share awards (809 and 7 shares of Common Stock at March 31, 2021 and 2020, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 24,484 shares of Common Stock; (ii) 62 Class B Units; (iii) 809 shares of unvested restricted common stock; (iv) 71 outstanding Restricted Stock Units; and (v) 480 PSUs are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

15. Fair Values of Financial Instruments

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, notes receivable, accounts receivable and payables and accrued expenses all approximate fair value due to their short term nature.

The following tables provide estimated fair values of the Company’s financial instruments. The carrying values of the Company's real estate loans include accrued interest receivable from additional interest or exit fee allowances and are presented net of deferred loan fee revenue and credit losses reserves, where applicable.

	As of March 31, 2021
(In thousands)	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$303,179	$315,864	$—	$—	$315,864
Notes receivable and line of credit receivable	10,795	10,795	—	—	10,795
	$313,974	$326,659	$—	$—	$326,659
Financial Liabilities:
Mortgage notes payable	$2,632,516	$2,605,981	$—	$—	$2,605,981
Revolving line of credit	40,000	40,000	—	—	40,000
	$2,672,516	$2,645,981	$—	$—	$2,645,981

	As of December 31, 2020
(In thousands)	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$302,423	$315,074	$—	$—	$315,074
Notes receivable and line of credit receivable	10,874	10,874	—	—	10,874
	$313,297	$325,948	$—	$—	$325,948
Financial Liabilities:
Mortgage notes payable	$2,640,705	$2,666,471	$—	$—	$2,666,471
Revolving line of credit	22,000	22,000	—	—	22,000
	$2,662,705	$2,688,471	$—	$—	$2,688,471

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at March 31, 2021 and December 31, 2020, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

Between April 1, 2021 and April 30, 2021, the Company issued 24,096 shares of Series A1 Redeemable Preferred Stock and collected net proceeds of approximately $21.7 million after commissions and fees and issued 3,968 shares of Series M1 Redeemable Preferred Stock and collected net proceeds of approximately $3.8 million after commissions and fees. During the same period, the Company redeemed 11,680 shares of Series A Preferred Stock and 93 mShares. We expect redemptions to generally meet or exceed Preferred Stock issuances in the quarter.

On April 16, 2021, the Company entered into a series of transactions with Highwoods Properties in order to dispose of seven office properties and one office real estate loan investment for an aggregate purchase price of $717.5 million. The earnest money deposit of $50 million is nonrefundable, provided the purchaser is able to successfully qualify for the assumption of existing debt on the office properties and also subject to other customary closing conditions.

On May 4, 2021, the Company amended its revolving line of credit agreement to extend the maturity date to May 4, 2024 and, among other things, modified certain covenants, reduced certain rates and fees and prepared for LIBOR transitioning.

On May 6, 2021, the Company's board of directors declared a quarterly dividend on our Common Stock of $0.175 per share, payable on July 15, 2021 to stockholders of record on June 15, 2021.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

    During the three-month period ended March 31, 2021, we closed on one real estate loan investment of up to approximately $16.8 million, in partial support of the development of a multifamily community in Orlando, Florida and a land acquisition bridge loan of approximately $7.7 million in support of a proposed multifamily community in suburban Atlanta, Georgia.

    During the three-month period ended March 31, 2021, we issued 35,040 shares of Series A1 Preferred Stock and collected net proceeds of approximately $31.5 million. During the same period, we issued 2,858 shares of Series M1 Preferred Stock and collected net proceeds of approximately $2.8 million. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On April 16, 2021, we entered into a series of transactions with Highwoods Properties in order to dispose of seven of our office properties and one office real estate loan investment for an aggregate purchase price of $717.5 million, including the assumption of debt. Upon the closing of this transaction, we expect the disposition of these assets to result in a potentially material decrease in our revenues and results of operations.

    Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "goals," "guidance," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•     our business and investment strategy;
•     our projected operating results;
•     actions and initiatives of the U.S. Government, changes to U.S. Government policies and the state of the U.S.
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
•     the possibility that the anticipated benefits from the Internalization may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;
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
•     continued consolidation in our property types;
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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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

New Market Properties

We specialize in owning and operating shopping centers anchored by market-leading grocers complemented by convenience-based retailers across high growth suburban Sunbelt markets. These centers are primarily anchored by Publix, Kroger, Harris Teeter and other market share leading grocers with high sales per square foot. The roll out of the COVID-19 vaccine and additional stimulus payments being distributed accelerated consumers' regaining confidence and returning to pre-pandemic shopping habits evidenced by the 14% increase in retail sales in March 2021 versus March 2020 according to Mastercard. An increasing level of optimism felt throughout the retail industry with the country’s reopening has propelled the recovery from the pandemic.

Our grocery partners’ performance during 2020 exceeded expectations, with sales increasing by 17% year over year, outpacing their respective chain increases. Beyond the obvious spike in foot traffic tied to the pandemic, we believe grocers benefited from the accelerated migration to our Sunbelt markets and the work from home trend that kept shoppers at their homes during the weekdays. Further, our grocery portfolio’s outperformance compared to chain averages is reflective of our assets’ strong positioning in high growth suburban markets that enjoyed accelerated migration during the last twelve months. Our grocers continue to be the centerpieces of their respective communities and are positioned for sustained growth during 2021. Beyond the overwhelming success of our grocer partners, we are encouraged by the leasing momentum being seen throughout the retail industry with many different tenant types actively expanding again.

The retail vertical’s collection percentages during the first quarter 2021 returned to pre-pandemic levels, collecting over 98% of recurring rent charges, unadjusted for deferrals. This result reflects a continued recovery from the 91.9%, 96.1% and 97.6% collections in second, third and fourth quarters 2020, respectively. The continued increases are reflective of the country’s reopening progressing and consumers regaining confidence to get out and support bricks and mortar retailers. The pace of new deferrals and rent workouts has slowed drastically. We granted an additional $28,000 of deferred rent during the first quarter 2021, raising the total deferred rent granted to approximately $1.9 million, or approximately 2.0% cumulatively over the last four quarters. Of that amount, $789,000, or 41.2% of the aggregate amount deferred, are now due under revised lease agreements as of March 31, 2021, of which we have collected over 93%.

During the first quarter of 2021, there were less retailer bankruptcies than anticipated, with New Market being impacted minimally by the filings of Belk and Cici’s Pizza, each with one location in our portfolio. Both tenants have now emerged from bankruptcy and are current on their rent obligations, which represent under 1% of our annual base rent. We foresee less than 2% of our portfolio’s base rent being attributed to tenants deemed to be at risk and are actively working on alternative users for each of these spaces if they were to be given back.

Our retail investment strategy of owning and operating shopping centers anchored by strongly performing grocers complemented by convenience-based retailers across high growth suburban Sunbelt markets has proven its strength throughout the last year. We are confident in our e-commerce resilient merchandising mix as we emerge from the COVID-19 pandemic and continue to improve our portfolio.

Preferred Office Properties

               Preferred Office Properties operates a 3.2 million square foot portfolio of Class A office assets in markets across the Sunbelt. New leasing activity has slowed and sublease availability has increased in most markets due to uncertainty from COVID-19. We expect to see some level of continued soft demand in the near-term. Despite these challenges, the Company’s office investments are 91% leased with only approximately 6.8% of the portfolio leases expiring through the end of 2022. Furthermore, multi-year contractual leases and rent schedules paired with high quality tenant balance sheets have offered protection against adverse impacts of COVID-19.

The pandemic has highlighted the trend of relocations out of larger gateway cities to the suburban, Sunbelt target markets. As the pandemic eases this trend could continue or abate as the market settles from the disruption of COVID-19. We continue to see interest in our assets from companies of varying sizes and from varying industries, which is a positive trend for our investment thesis and the markets in which we have invested.

Critical Accounting Policies
    There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-
K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

    As of March 31, 2021, we had 1,224,195 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2021, a total of 531,522 Warrants had been exercised into 10,630,440 shares of Common stock. The 1,224,195 Warrants outstanding at March 31, 2021 have exercise prices that range between $19.50 and $26.34 per share. If all the Warrants outstanding at March 31, 2021 became exercisable and were exercised, gross proceeds to us would be approximately $496.3 million and we would as a result issue an additional 24,483,900 shares of Common Stock.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

    Certain financial highlights of our results of operations for the three-month periods ended March 31, 2021 and 2020 were:

	Three months ended March 31,
	2021	2020	% change

Revenues (in thousands)	$115,700	$130,882	(11.6)%

Per share data:
Net income (loss) (1)	$(0.73)	$(4.44)	—
FFO (2)	$0.16	$(3.42)	—
Core FFO (2)	$0.25	$0.29	(13.8)%
AFFO (2)	$0.18	$0.47	(61.7)%
Dividends (3)	$0.175	$0.2625	(33.3)%

(1) Per weighted average share of Common Stock outstanding for the periods indicated.
(2) FFO, Core FFO and AFFO results are presented per basic weighted average share of Common Stock and Class A Unit in our Operating Partnership outstanding for the periods indicated. See sections entitled Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders and Definitions of Non-GAAP Measures.
(3) Per share of Common Stock and Class A Unit outstanding.

Financial

•Our total revenues for the quarter ended March 31, 2021 decreased 11.6% to approximately $115.7 million from the quarter ended March 31, 2020, primarily due to the sale on November 3, 2020 of our eight student housing properties, as well as from lower interest revenue from our portfolio of real estate loan investments. The student housing properties contributed approximately $12.4 million, or 9.5% of our total revenues and interest revenue from our real estate loan investments contributed approximately $15.0 million, or 11.5% of our total revenues for the quarter ended March 31, 2020.

•Our net loss per share was $(0.73) and $(4.44) for the three-month periods ended March 31, 2021 and 2020, respectively. Funds From Operations, or FFO, was $0.16 and $(3.42) per weighted average share of Common Stock and Class A Unit outstanding for the three months ended March 31, 2021 and 2020, respectively. The increase in FFO per share was driven by:

*a reduction in charges related to the closing of the Internalization Transaction in the first quarter 2020 of
$3.79 per share;
*cost savings from Internalization of $0.02 per share;
*a lower allowance for current expected credit losses of $0.10 per share;
*lower preferred stock dividends of $0.06 per share;
*lower FFO from the sale of our student housing properties in the fourth quarter 2020 of ($0.07) per share;
*lower amortization of purchase option termination fees of ($0.06) per share;
*lower interest revenue from our smaller real estate loan portfolio of ($0.06) per share;
*lower revenues from earnest money forfeitures of ($0.06) per share; and
*deemed dividends from the call of preferred stock of ($0.03) per share.

•Our Core FFO per share (B) decreased to $0.25 for the first quarter 2021 from $0.29 for the first quarter 2020, primarily due to:
•a lower allowance for current expected credit losses of $0.10 per share;
•lower preferred stock dividends of $0.06 per share;
•cost savings from Internalization of $0.02 per share;
•lower FFO from the sale of our student housing properties in the fourth quarter 2020 of ($0.07) per share;
•lower interest revenue from our smaller real estate loan portfolio of ($0.06) per share;
•lower amortization of purchase option termination fees of ($0.06) per share; and
•higher equity compensation expense and absence of gain on land condemnation of ($0.02) per share.

•Our AFFO per share decreased to $0.18 for the first quarter 2021 from $0.47 for the first quarter 2020, primarily due to the aforementioned decline in FFO from the sale of our student housing properties in the fourth quarter 2020, net of savings from preferred dividends and expenses related to the call of the preferred, as well as the following:

•a decrease in accrued interest collected of ($0.12) per share;
•lower revenues from earnest money forfeitures of ($0.06) per share;
•lower interest revenue from our smaller real estate loan portfolio of ($0.04) per share; and
•higher recurring capital expenditures of ($0.04) per share.

•Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 71.8% and our Core FFO payout ratio to our preferred stockholders was approximately 72.8% for the first quarter 2021. (A)

•Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 101.6% and our AFFO payout ratio to our preferred stockholders was approximately 79.1% for the first quarter 2021.

•As of March 31, 2021, our total assets were approximately $4.2 billion, a decrease from our total assets of approximately $4.8 billion at March 31, 2020, that primarily resulted from the sale of our student housing portfolio during the fourth quarter 2020 for approximately $478.7 million.

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
(B) Our Core FFO result for the three-month period ended March 31, 2020 has been amended to reflect the movement of the adjustment for expense for current expected credit losses from an adjustment for Core FFO to an adjustment for AFFO.

Operational

•As of March 31, 2021, the average age of our multifamily communities was approximately 6.5 years, which is the youngest in the public multifamily REIT industry.

•As of March 31, 2021, all of our owned multifamily communities had achieved stabilization except for one fourth quarter 2020 acquisition. We define stabilization as reaching 93% for all three consecutive months within a single quarter.

•The average physical occupancy for the three-month period ended March 31, 2021 increased to 95.8% from 95.6% and 95.7% for the three-month periods ended March 31, 2020 and December 31, 2020, respectively.

•Our average recurring rental revenue collections before and after any effect of rent deferrals for the first quarter 2021 were approximately 99.1% and 99.2% for multifamily communities, 98.4% and 98.4% for grocery-anchored retail properties and 99.8% and 99.9% for office properties, respectively. Rent deferments provided to our residents and tenants are limited and are primarily related to a change of timing of rent payments with no significant changes to total payments or term.

•We granted an additional $28,000 of deferred rent during the first quarter 2021, raising the total deferred rent granted to approximately $1.9 million, or approximately 2.0% cumulatively over the last four quarters. Including this deferred rent, our average recurring rental revenue collections were 98.4%, 98.4%, 97.8% and 96.9% for first quarter 2021, fourth quarter 2020, third quarter 2020 and second quarter 2020, respectively. In addition to the deferrals, we granted approximately $676,000 of COVID-related rental abatements to retail tenants only, or approximately 0.7% of our retail portfolio's recurring rental revenues cumulatively over the last four quarters. These rental abatements were generally accompanied by an increase in the tenant’s lease term or the lease terms were amended to be more favorable to us. We reserved $99,000, or 0.4% of total retail revenue (inclusive of straight-line rent adjustments) in the first quarter 2021, that is 0.1% of our consolidated rental and other property revenues. Our retail portfolio's total rent reserves over the last four quarters were approximately $2.3 million, or approximately 2.4% of our retail portfolio's recurring rental revenues cumulatively over the same period.

Financing and Capital Markets

•As of March 31, 2021, approximately 97.4% of our permanent property-level mortgage debt has fixed interest rates and approximately 0.8% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates. Our overall weighted average interest rate for our mortgage debt portfolio was 3.5% for multifamily communities, 4.1% for office properties, 3.9% for grocery-anchored retail properties and 3.8% in the aggregate.

•At March 31, 2021, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 55.9%.

•At March 31, 2021, we had $160.0 million available to be drawn on our revolving line of credit and approximately $32.3 million of cash.

•During the first quarter 2021, we issued and sold an aggregate of 37,898 shares of Preferred Stock and redeemed an aggregate of 44,220 shares of Preferred Stock, resulting in a net redemption of 6,322 shares of Preferred Stock, for a net redemption cost of $9.5 million.

Significant Transactions

•During the first quarter 2021, we received the full principal amounts totaling approximately $17.9 million from the repayment of two real estate loan investments, plus a purchase option termination fee of approximately $1.5 million and $4.3 million of accrued interest from these loan payoffs. These transactions collectively returned approximately $23.7 million of capital to us for investment, preferred redemptions, or other corporate purposes during the first quarter.

•During the first quarter 2021, we originated one real estate investment loan with a total commitment of $16.8 million, in support of a 320-unit multifamily community in Orlando, Florida. We also originated a land acquisition bridge loan of approximately $7.7 million in support of a proposed multifamily community to be located in suburban Atlanta, Georgia.

Subsequent to Quarter End

•On April 16, 2021, we entered into a series of transactions with Highwoods Properties in order to dispose of seven of our office properties and one office real estate loan investment for an aggregate purchase price of $717.5 million, including the assumption of debt.

•On May 4, 2021, we amended our revolving line of credit agreement to extend the maturity date to May 4, 2024 and, among other things, modified certain covenants, reduced certain rates and fees and prepared for LIBOR transitioning.

•On May 6, 2021, our board of directors declared a quarterly dividend on our Common Stock of $0.175 per share, payable on July 15, 2021 to stockholders of record on June 15, 2021.

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

As of March 31, 2021, potential property acquisitions and units from projects in our real estate loan investment portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities:
V & Three	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
Vintage Destin	Destin, FL	282	(3)	(3)
Hidden River II	Tampa, FL	204	S + 90 days (2)	S + 150 days (2)
Cameron Square	Alexandria, VA	302	(4)	(4)
Kennesaw Crossing	Atlanta, GA	250	(4)	(4)
Vintage Horizon West	Orlando, FL	340	(3)	(3)
Solis Chestnut Farm	Charlotte, NC	256	(4)	(4)
Vintage Jones Franklin	Raleigh, NC	277	(3)	(3)
Solis Cumming Town Center	Atlanta, GA	320	(4)	(4)
Hudson at Metro West	Orlando, FL	320	S + 90 days (2)	S + 150 days (2)
Club Drive	Atlanta, GA	352	(5)	(5)

Office property:
8West	Atlanta, GA	—	(6)	(6)

		3,782

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(2) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% physical occupancy rate by the underlying property.
(3) The option period window begins on the later of one year following receipt of final certificate of occupancy or 90 days beyond the achievement of a 93% physical occupancy rate by the underlying property and ends 60 days beyond the option period beginning date.

(4) We hold a right of first offer on the property.
(5) The underlying loan is a land acquisition bridge loan that is anticipated to be converted to a real estate loan investment in the future with a purchase option or right of first offer.
(6) The real estate loan investment supporting the 8West office building and seven of our office properties are under contract to be sold pursuant to a purchase and sale agreement to Highwoods Properties, an unrelated party, as of April 16, 2021.

Three-month periods ended March 31, 2021 compared to 2020

    The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month periods ended March 31, 2021 versus 2020:

Preferred Apartment Communities, Inc.	Three-month periods ended March 31,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental and other property revenues	$104,459	$111,866	$(7,407)	(6.6)%
Interest income on loans and notes receivable	10,512	13,439	(2,927)	(21.8)%
Interest income from related parties	405	2,537	(2,132)	(84.0)%
Miscellaneous revenues	324	3,040	(2,716)	(89.3)%
Total revenues	115,700	130,882	(15,182)	(11.6)%

Operating expenses:
Property operating and maintenance	15,249	16,846	(1,597)	(9.5)%
Property salary and benefits	4,821	5,191	(370)	(7.1)%
Property management costs	1,105	2,003	(898)	(44.8)%
Real estate taxes and insurance	16,140	15,675	465	3.0%
General and administrative	7,539	5,948	1,591	26.7%
Equity compensation to directors and executives	574	230	344	149.6%
Depreciation and amortization	45,827	49,509	(3,682)	(7.4)%
Asset management and general and administrative expense fees to related party	—	3,099	(3,099)	—
Allowance for expected credit losses	522	5,133	(4,611)	(89.8)%
Management internalization expense	245	178,793	(178,548)	(99.9)%
Total operating expenses	92,022	282,427	(190,405)	(67.4)%

Waived asset management and general and administrative expense fees	—	(1,136)	1,136	—

Net operating expenses	92,022	281,291	(189,269)	(67.3)%

Operating income (loss) before loss from unconsolidated joint venture and gain on sale of real estate	23,678	(150,409)	174,087	(115.7)%
Loss from unconsolidated joint venture	(194)	—	(194)	—
Gain on sale of real estate, net	798	—	798	—
Operating income (loss)	24,282	(150,409)	174,691	—
Interest expense	26,991	29,593	(2,602)	(8.8)%
Gain on land condemnation	—	479	(479)	—

Net loss	(2,709)	(179,523)	176,814	—
Consolidated net loss attributable to non-controlling interests	62	3,141	(3,079)	(98.0)%

Net loss attributable to the Company	$(2,647)	$(176,382)	$173,735	—

New Market Properties, LLC

    Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers and our Dawson Marketplace real estate loan supporting a shopping center in the Atlanta, Georgia market. Comparative statements of operations of New Market Properties, LLC for the three-month periods ended March 31, 2021 versus 2020 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three-month periods ended March 31,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$26,967	$27,838	$(871)	(3.1)%
Interest income on notes receivable	—	164	(164)	—
Total revenues	26,967	28,002	(1,035)	(3.7)%

Operating expenses:
Property operating and maintenance	3,468	3,324	144	4.3%
Property management fees	659	787	(128)	(16.3)%
Real estate taxes and insurance	4,244	4,071	173	4.2%
General and administrative	905	742	163	22.0%
Equity compensation to directors and executives	30	13	17	130.8%
Depreciation and amortization	11,761	13,414	(1,653)	(12.3)%
Asset management and general and administrative expense fees to related parties	—	720	(720)	—
Total operating expenses	21,067	23,071	(2,004)	(8.7)%
Waived asset management and general and administrative expense fees	—	(17)	17	—
Net operating expenses	21,067	23,054	(1,987)	(8.6)%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	5,900	4,948	952	19.2%
Loss from unconsolidated joint venture	(194)	—	(194)	—
Operating income	5,706	4,948	758	15.3%

Interest expense	6,444	6,750	(306)	(4.5)%
Gain on land condemnation	—	479	(479)	—
Net income (loss)	(738)	(1,323)	585	(44.2)%

Consolidated net loss (income) attributable to non-controlling interests	(23)	(31)	8	—

Net income (loss) attributable to the Company	$(715)	$(1,292)	$577	—

Recent acquisitions

Our dispositions (partially offset by acquisitions) of real estate assets since January 1, 2020 were the primary drivers behind our decreases in rental and property revenues and property operating expenses for the three-month periods ended March 31, 2021 versus 2020, as listed in the tables below:
    Real estate assets acquired

Acquisition date	Property	Location	Units	Leasable square feet

	Residential Properties:
3/31/2020	Horizon at Wiregrass	Tampa, FL	392	—
4/30/2020	Parkside at the Beach	Panama City Beach, FL	288	—
11/2/2020	The Blake	Orlando, FL	281	—
12/15/2020	The Menlo	Jacksonville, FL	332	—

	New Market Properties:
1/29/2020	Wakefield Crossing	Raleigh, NC	—	75,927
3/19/2020	Midway Market	Dallas, TX	—	85,599

			1,293	161,526

(1) Property is owned through a consolidated joint venture.

Real estate assets sold

Disposition date	Property	Location	Units	Beds

	Student housing properties:
11/3/2020	North by Northwest	Tallahassee, FL	219	679
11/3/2020	SoL	Tempe, AZ	224	639
11/3/2020	Stadium Village	Atlanta, GA	198	792
11/3/2020	Ursa	Waco, TX	250	840
11/3/2020	The Tradition	College Station, TX	427	808
11/3/2020	Knightshade	Orlando, FL	221	894
11/3/2020	The Bloc	Lubbock, TX	140	556
11/3/2020	Rush	Charlotte, NC	332	887

	Multifamily community:
11/12/2020	Avenues at Creekside	San Antonio, TX	395	—

Rental and other property revenues

    Rental and other property revenues decreased 6.6% for the three-month period ended March 31, 2021 versus 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020. Changes in occupancy rates and in percentages of leased space and rent growth are the primary drivers of changes in rental revenue from our owned properties. Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

Interest income

    Interest income from our real estate loan investments decreased 31.7% for the three-month period ended March 31, 2021 versus 2020. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $291.9 million at March 31, 2021 from $310.3 million at March 31, 2020. Revenues from the amortization of terminated purchase options decreased from $4.0 million for the three-month period ended March 31, 2020 to $1.2 million for the three-

month period ended March 31, 2021. We recorded interest income and other revenue from these instruments as presented in Note 4 to our Consolidated Financial Statements.

Miscellaneous revenues

We recognized a forfeited earnest money deposit of $2.75 million from a prospective purchaser of six of our student housing properties during the first quarter 2020. The absence of this transaction in the first quarter 2021 reflected the decrease.

Property operating and maintenance

    Property operating and maintenance costs decreased 9.5% for the three-month period ended March 31, 2021 versus 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

Property salary and benefits

    Property salary and benefits decreased 7.1% for the three-month period ended March 31, 2021 versus 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020. We recorded property salary and benefits expense for individuals who handle the on-site management, operations and maintenance of our properties. These costs increased primarily due to the incremental costs brought on by additional personnel necessary to manage and operate properties acquired.

Property management costs

    We paid fees for property management services to our Former Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management costs were generally 4% of gross property revenues, of which generally 2.0% to 2.5% were paid to a third party management company. Property management costs for office building assets are 1.25% to 2.00% and are paid to a third party property management company. All property management costs paid to our Former Manager ceased effective with our Internalization on January 31, 2020.

Real estate taxes and insurance

    We are liable for property taxes due to the various counties and municipalities that levy such taxes on real property for each of our properties. Real estate taxes rose primarily due to increased exposure from property tax judgements that are currently in litigation or under appeal and from increased insurance costs related to adjustments for replacement cost underwriting results. We generally expect the assessed values of our properties to rise over time, owing to our expectation of improving market conditions, as well as pressure on municipalities to raise revenues. Insurance premiums are paid to insure against damages to our real estate assets and for liability claims.

General and Administrative

    The 26.7% increase in general and administrative expenses for the three-month period ended March 31, 2021 versus 2020 was primarily due to charges for corporate salaries and administrative expenses that are borne by us following the Internalization.

Equity compensation to directors and executives

    Equity compensation expenses increased 149.6% for the three-month period ended March 31, 2021 versus 2020, primarily due to issuances of restricted stock and restricted stock units since March 31, 2020. These instruments have a collective fair value of approximately $11.7 million, that will be amortized as described in note 8 to our Consolidated Financial Statements.

Asset management fees and general and administrative fees to related party

Monthly asset management fees and general and administrative expense fees ceased effective with the closing of our Internalization Transaction on January 31, 2020.

Allowance for expected credit losses

The 89.8% decrease in our allowance for expected credit losses for the three-month period ended March 31, 2021 versus 2020 was primarily due to loss reserve increases during the first quarter 2020 that totaled approximately $4.5 million in response to the initial outbreak and spread of the COVID-19 pandemic. Reserve adjustments for the first quarter 2021 were not affected by any similar event and totaled approximately $0.5 million.

Management Internalization expense

    On January 31, 2020, we internalized the functions performed by the Former Manager and the Sub-Manager by acquiring the entities that own the Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months.

Interest expense

The 8.8% decrease in interest expense for the three-month period ended March 31, 2021 versus 2020 was primarily due to the sale in the fourth quarter 2020 of our student housing properties.

See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

Definitions of Non-GAAP Measures

    We disclose FFO, Core FFO, and AFFO, each of which meet the definition of a “non-GAAP financial measure”, as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why the Company believes that presentation of these measures provides useful information to investors. The non-GAAP measures of FFO, Core FFO and AFFO should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further FFO, Core FFO and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements. FFO, Core FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

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
•gains and losses from change in control, and
•impairment writedowns of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

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
• amortization of loan closing costs;
• weather-related property operating losses;
• depreciation and amortization of non-real estate assets;
• net loan origination fees received;
• deferred interest income received;
• amortization of lease inducements;
• cash received in excess of (exceeded by) amortization of purchase option termination revenues;
• non-cash dividends on Series M Preferred Stock and mShares; and
• earnest money forfeiture from prospective asset purchaser;

Less:
• non-cash loan interest income;
• cash paid for loan closing costs;
• amortization of acquired real estate intangible liabilities;
• amortization of straight-line rent adjustments and deferred revenues; and
• normally-recurring capital expenditures and capitalized second generation leasing costs.

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
		Three months ended March 31,
(In thousands, except per-share figures)		2021	2020

Net loss attributable to common stockholders (See note 1)		$(36,609)	$(209,452)

Add:	Depreciation of real estate assets	36,832	39,775
	Amortization of acquired intangible assets and deferred leasing costs	8,710	8,982
	Gain on sale of real estate	(798)	—
	Net loss attributable to Class A Unitholders (See note 2)	(33)	(3,094)
FFO attributable to common stockholders and unitholders		8,102	(163,789)

	Acquisition and pursuit costs	4	246
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	424	678
	Internalization costs (See note 4)	245	178,793
	Deemed dividends for redemptions of and non-cash dividends on preferred stock	3,827	544
	Expenses related to the COVID-19 global pandemic (See note 5)	54	29
	Earnest money forfeited by prospective asset purchaser	—	(2,750)
Core FFO attributable to common stockholders and unitholders (A)		12,656	13,751

Add:	Non-cash equity compensation to directors and executives	574	230
	Noncash (income) expense for current expected credit losses (See note 6)	117	4,530
	Amortization of loan closing costs (See note 7)	1,212	1,166
	Depreciation/amortization of non-real estate assets	444	556
	Net loan origination fees received (See note 8)	817	267
	Deferred interest income received (See note 9)	2,917	8,277
	Amortization of lease inducements (See note 10)	448	439
	Earnest money forfeited by prospective asset purchaser	—	2,750
Less:	Cash received in excess of amortization of purchase option termination revenues (See note 11)	250	760
	Non-cash loan interest income (See note 9)	(2,874)	(3,019)
	Cash paid for loan closing costs	(10)	—
	Amortization of acquired real estate intangible liabilities and SLR (See note 12)	(3,315)	(4,653)
	Amortization of deferred revenues (See note 13)	(940)	(940)
	Normally recurring capital expenditures (See note 14)	(3,353)	(1,418)

AFFO attributable to common stockholders and Unitholders		$8,943	$22,696

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$8,991	$12,491
	Distributions to Unitholders (See note 2)	96	203
	Total	$9,087	$12,694

Common Stock dividends and Unitholder distributions per share		$0.1750	$0.2625

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.16	$(3.42)
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.25	$0.29
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.18	$0.47

Weighted average shares of Common Stock and Units outstanding:
	Basic:
	Common Stock	50,033	47,129
	Class A Units	610	827
	Common Stock and Class A Units	50,643	47,956

	Diluted Common Stock and Class A Units (See note 15)	50,971	47,957

Actual shares of Common Stock outstanding, including 809 and 7 unvested shares
of restricted Common Stock at March 31, 2021 and 2020, respectively.		50,904	47,585
Actual Class A Units outstanding at March 31, 2021 and 2020, respectively.		548	775
	Total	51,452	48,360

(A) Our Core FFO result for the three-month period ended March 31, 2020 has been amended to reflect the movement of the adjustment for expense for current expected credit losses from an adjustment for Core FFO to an adjustment for AFFO.
See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to
Net Loss Attributable to Common Stockholders

1)Rental and other property revenues and property operating expenses for the three-months ended March 31, 2021 include activity for the properties acquired since March 31, 2020. Rental and other property revenues and expenses for the three-months ended March 31, 2020 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)Non-controlling interests in our Operating Partnership consisted of a total of 548,369 Class A Units as of March 31, 2021. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.20% and 1.72% for the three-month periods ended March 31, 2021 and 2020, respectively.

3)     We paid loan coordination fees to our Former Manager to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization. The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At March 31, 2021, aggregate unamortized loan coordination fees were approximately $11.3 million, which will be amortized over a weighted average remaining loan life of approximately 10.3 years.

4)    This adjustment reflects the add-back of (i) consideration paid to the owners of the Former Manager and Former Sub-Manager, (ii) accretion of the discount on the deferred liability payable to the owners of the Former Manager and (iii) due diligence and pursuit costs incurred by the Company related to the internalization of the functions performed by the Former Manager.

5)    This additive adjustment to FFO consists of non-recurring costs for signage, cleaning and supplies necessary to create and maintain work environments necessary to adhere to CDC guidelines during the current COVID-19 pandemic. Since we do not expect to incur similar costs once the COVID-19 pandemic has subsided, we add these costs back to FFO in our calculation of Core FFO.

6)    Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan. This loss reserve may be adjusted upward or downward over the lives of our loans and therefore the aggregate net adjustment for each period could be positive (removing the non-cash effect of a net increase in aggregate loss reserves) or negative (removing the non-cash effect of a net decrease in aggregate loss reserves) in these adjustments to FFO in calculating Core FFO. More information on our expected credit loss reserves may be found in note 4 of our consolidated financial statements.

7)    We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At March 31, 2021, unamortized loan costs on all the Company's indebtedness were approximately $30.0 million, which will be amortized over a weighted average remaining loan life of approximately 8.9 years.

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

9)    This adjustment reflects the receipt during the periods presented of additional interest income (described in note 8 above) which was earned and accrued on various real estate loans prior to those periods and previously deducted in our calculation of AFFO.

10)    This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

11)    Occasionally we receive fees in exchange for the termination of our purchase options related to certain multifamily communities. These fees are recorded as revenue over the period beginning on the date of termination until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to Core FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For periods in which recognized termination fee revenues exceeded the amount of cash received, a negative adjustment is shown to Core FFO in our calculation of AFFO; for periods in which cash received exceeded the amount of recognized termination fee revenues, an additive adjustment is shown to Core FFO in our calculation of AFFO.

12)    This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At March 31, 2021, the balance of unamortized below-market lease intangibles was approximately $49.9 million, which will be recognized over a weighted average remaining lease period of approximately 8.6 years.

13)    This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

14)    We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $18,000 of recurring capitalized expenditures incurred at our corporate offices during the three-months ended March 31, 2021. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures.

15)    Since our AFFO results are positive for the periods reflected, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock and restricted stock units. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

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
•cash redemptions that we may pay to our preferred stockholders; and
•committed investments.

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On May 4, 2021, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to May 4, 2024, with an option to extend the maturity date to May 4, 2025, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.50% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.63% for the three months ended March 31, 2021. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.20% or 0.25% per annum, depending upon our outstanding Credit Facility balance. At March 31, 2021, we had $160.0 million available to be drawn by us on the Revolving Line of Credit.

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

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2021, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement, as amended. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

    On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with KeyBank to obtain the Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At March 31, 2021, we had $90.0 million available to be drawn by us on the Acquisition Facility.

    Our net cash provided by operating activities for the three-month period ended March 31, 2021 was approximately $48.4 million and net cash used in operating activities for the three-month period ended March 31, 2020 was approximately $69.4 million. The Internalization transaction that closed in the first quarter 2020 reflected one-time cash payments to the entities that owned the Former Manager and Former Sub-Manager that totaled approximately $111.1 million, plus approximately $3.8 million in related professional fees.

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

Interest income on our loans and notes receivable decreased primarily due to the repayment of various loans and notes receivable. Additionally, the Former Manager’s line of credit was repaid in full in conjunction with the Internalization transaction which closed on January 31, 2020.

    Our net cash used in investing activities for the three-month periods ended March 31, 2021 and 2020 was approximately $6.6 million and $90.9 million, respectively. Cash disbursed for property acquisitions totaled approximately $125.1 million in the 2020 period. We had no asset acquisitions during the 2021 period.

Cash used in investing activities is primarily driven by acquisitions and dispositions of multifamily properties, office properties and grocery-anchored shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities and grocery-anchored shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the three-month period ended March 31, 2021, our capital expenditures for our multifamily communities, not including changes in related payables, were as follows:

(In thousands, except per-unit amounts)	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$173	$15.55	$—	$—	$173	$15.55
Carpets	471	42.26	—	—	471	42.26
Wood flooring / vinyl	84	7.49	96	8.63	180	16.12
Blinds and ceiling fans	44	3.92	—	—	44	3.92
Fire safety	—	—	142	12.72	142	12.72
Furnace, air (HVAC)	111	10.00	—	—	111	10.00
Computers, equipment, misc.	10	0.89	78	6.97	88	7.86
Elevators	—	—	10	0.90	10	0.90
Exterior painting and lighting	—	—	1,247	111.94	1,247	111.94
Leasing office / common amenities	19	1.70	270	24.18	289	25.88
Major structural	—	—	626	56.17	626	56.17
Cabinets, countertops and unit upgrades	—	—	103	9.27	103	9.27
Landscaping & fencing	—	—	119	10.68	119	10.68
Parking lots and sidewalks	—	—	131	11.80	131	11.80
Signage and sanitation	—	—	25	2.20	25	2.20

	$912	$81.81	$2,847	$255.46	$3,759	$337.27

    In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the three-month periods ended March 31, 2021 and 2020 totaled $2.1 million and $0.4 million, respectively, and within our office properties portfolio for the three-month periods ended March 31, 2021 and 2020 totaled $0.4 million and $0.1 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center and office properties portfolios (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

    At March 31, 2021, we had restricted cash of approximately $45.1 million. These funds are restricted for a variety of purposes, such as commitments to fund capital expenditures and lender required escrows for future real estate tax and insurance payments. At March 31, 2021, our restricted cash for future real estate tax and insurance payments was approximately $15.8 million. Typically these escrows increase in the second and third quarters of each calendar year as the Company pays monthly mortgage installments, of which a portion goes to these escrows, until payments are made to the taxing authorities (generally in the first and fourth quarters of each calendar year). Additionally, through the mortgage refinances that the Company executed since March 31, 2020, our lenders required us to put an additional $9.6 million into escrows related to the COVID-19 pandemic. These escrows will be released back to us upon the cessation of all governmental emergency declarations and certain other performance conditions.

Net cash used in financing activities for the three-month period ended March 31, 2021 was approximately $40.1 million and net cash provided by financing activities for the three-month period ended March 31, 2020 was approximately $186.8 million. For the three-month period ended March 31, 2021, payments for redemptions of preferred stock totaled approximately $40.0 million, as compared to approximately $9.9 million for the three-month period ended March 31, 2020. Net proceeds from draws on our revolving line of credit were $18.0 million for the three-month period ended March 31, 2021, versus $191.5 million for the three-month period ended March 31, 2020.

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

Our first quarter 2021 Common Stock dividend declaration was $0.175 per share. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three months ended March 31, 2021, our aggregate dividends and distributions totaled approximately $42.9 million and our net cash provided by operating activities were approximately $48.4 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•the principal amount of our long-term debt as it becomes due or matures;
•capital expenditures needed for our multifamily communities, grocery-anchored shopping centers and office properties;
•costs associated with current and future capital raising activities;
•costs to acquire additional multifamily communities, grocery-anchored shopping centers or other real estate and enter into new and fund existing lending opportunities; and
•our minimum distributions necessary to maintain our REIT status.

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

    On September 27, 2019, our registration statement on Form S-3 (Registration No. 333-233576) (the “Series A1/M1 Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Series A1/M1 Registration Statement allows us to offer up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock or a combination of both. The stated price per share is $1,000, subject to adjustment under certain conditions. The shares are being offered by our affiliate, Preferred Capital Securities, LLC (“PCS”), on a "reasonable best efforts" basis, and we intend to invest substantially all the net proceeds of the Series A1/M1 Offering in connection with the acquisition of multifamily communities, grocery-anchored shopping centers, office buildings, real estate loans and mortgages, other real estate-related investments and general working capital purposes.

    At March 31, 2021, the Company's active equity offerings consisted of:

•an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering"); and

•an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering") under our $400 million shelf registration statement (the "2019 Shelf Registration Statement") on Form S-3 that was filed with the SEC on March 21, 2019.

During the first quarter 2021, we issued and sold an aggregate of 37,898 shares of Preferred Stock and redeemed an aggregate of 44,220 shares of Preferred Stock, resulting in a net redemption of 6,322 shares of Preferred Stock, for a net redemption cost of $9.5 million.

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

Our ability to incur additional debt is dependent on a number of factors, including our credit ratings (if any), the value of our assets, our degree of leverage and borrowing restrictions imposed by lenders. We will continue to monitor the debt markets, including Fannie Mae and/or Freddie Mac (who have been a significant and consistent source of financing to the Company and the multifamily market generally), and as market conditions permit, access borrowings that are advantageous to us. It is important to note that Freddie Mac and Fannie Mae are both GSEs (Government Sponsored Entities). GSE reform has been a topic of debate in Congress for several years now, and it is possible that Congress or the FHFA (Federal Housing Finance Agency) could materially change the terms and/or availability of mortgage debt to the multifamily industry. These or other changes to the multifamily lending programs of Freddie Mac and Fannie Mae could materially affect our ability to acquire or refinance assets.

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

As of March 31, 2021, we had approximately $32.3 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

As of March 31, 2021, we had long term mortgage indebtedness of approximately $2.6 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties, as presented in the following table:

		Principal balance as of					Interest only through date (1)
	Acquisition/ refinancing date	March 31, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR

Multifamily communities:		(in thousands)
Summit Crossing	10/31/2017	$36,736	$36,929	11/1/2024	3.99%	Fixed rate	N/A
Summit Crossing II	6/30/2020	20,700	20,700	7/1/2030	2.90%	278	7/31/2022
Vineyards	9/26/2014	32,525	32,703	10/1/2021	3.68%	Fixed rate	N/A
Avenues at Cypress	6/30/2020	28,366	28,366	7/1/2027	2.96%	Fixed rate	7/31/2022
Avenues at Northpointe	6/29/2020	33,546	33,546	7/1/2027	2.79%	Fixed rate	7/31/2022
Venue at Lakewood Ranch	6/30/2020	36,555	36,555	7/1/2030	2.99%	Fixed rate	7/31/2022
Aster at Lely Resort	6/29/2020	50,400	50,400	7/1/2030	2.95%	Fixed rate	7/31/2022
CityPark View	6/25/2020	29,000	29,000	7/1/2030	2.75%	Fixed rate	7/31/2023
Citi Lakes	7/29/2019	40,124	40,324	8/1/2029	3.66%	Fixed rate	N/A
Stone Creek	6/22/2017	19,362	19,451	7/1/2052	3.22%	Fixed rate	N/A
Lenox Village Town Center	2/28/2019	37,997	38,169	3/1/2029	4.34%	Fixed rate	N/A
Retreat at Lenox	12/21/2015	16,655	16,751	1/1/2023	4.04%	Fixed rate	N/A
Overton Rise	2/1/2016	37,391	37,607	8/1/2026	3.98%	Fixed rate	N/A
Village at Baldwin Park	2/28/2021	69,332	69,608	1/1/2054	3.27%	Fixed rate	N/A
Crosstown Walk	6/30/2020	46,500	46,500	7/1/2027	2.92%	Fixed rate	7/31/2022
525 Avalon Park	6/15/2017	62,921	63,256	7/1/2024	3.98%	Fixed rate	N/A
City Vista	7/1/2016	32,745	32,938	7/1/2026	3.68%	Fixed rate	N/A
Sorrel	8/24/2016	30,555	30,740	9/1/2023	3.44%	Fixed rate	N/A
Citrus Village	7/10/2020	40,900	40,900	8/1/2027	2.95%	Fixed rate	8/31/2022
Retreat at Greystone	11/21/2017	33,276	33,439	12/1/2024	4.31%	Fixed rate	N/A
Founders Village	3/31/2017	29,484	29,635	4/1/2027	4.31%	Fixed rate	N/A
Claiborne Crossing	4/26/2017	25,390	25,503	6/1/2054	2.89%	Fixed rate	N/A
Luxe at Lakewood Ranch	7/26/2017	36,726	36,922	8/1/2027	3.93%	Fixed rate	N/A
Adara at Overland Park	9/27/2017	29,866	30,024	4/1/2028	3.90%	Fixed rate	N/A
Aldridge at Town Village	10/31/2017	35,712	35,892	11/1/2024	4.19%	Fixed rate	N/A
Reserve at Summit Crossing	9/29/2017	18,790	18,893	10/1/2024	3.87%	Fixed rate	N/A

Table continued from previous page		Principal balance as of					Interest only through date (1)
	Acquisition/ refinancing date	March 31, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR
		(in thousands)
Overlook at Crosstown Walk	11/21/2017	20,929	21,038	12/1/2024	3.95%	Fixed rate	N/A
Colony at Centerpointe	12/20/2017	31,272	31,445	10/1/2026	3.68%	Fixed rate	N/A
Lux at Sorrel	1/9/2018	29,713	29,868	2/1/2030	3.91%	Fixed rate	N/A
Green Park	2/28/2018	37,595	37,785	3/10/2028	4.09%	Fixed rate	N/A
The Lodge at Hidden River	9/27/2018	40,017	40,204	10/1/2028	4.32%	Fixed rate	N/A
Vestavia Reserve	11/9/2018	36,346	36,511	12/1/2030	4.40%	Fixed rate	N/A
CityPark View South	11/15/2018	23,275	23,379	6/1/2029	4.51%	Fixed rate	N/A
Artisan at Viera	8/8/2019	38,920	39,104	9/1/2029	3.93%	Fixed rate	N/A
Five Oaks at Westchase	10/17/2019	30,657	30,818	11/1/2031	3.27%	Fixed rate	N/A
Horizon at Wiregrass Ranch	4/23/2020	51,082	51,360	5/1/2030	2.90%	Fixed rate	N/A
Parkside at the Beach	4/30/2020	45,037	45,037	5/1/2030	2.95%	Fixed rate	N/A
The Blake	11/2/2020	44,435	44,435	5/1/2030	2.82%	Fixed rate	12/31/2025
The Menlo	12/15/2020	47,000	47,000	1/1/2031	2.68%	Fixed rate	1/31/2024

Total multifamily communities		1,387,832	1,392,735

Grocery-anchored shopping centers:
Spring Hill Plaza	9/17/2019	7,908	7,962	10/1/2031	3.72%	Fixed rate	N/A
Parkway Town Centre	9/17/2019	7,814	7,866	10/1/2031	3.72%	Fixed rate	N/A
Woodstock Crossing	8/8/2014	2,802	2,818	9/1/2021	4.71%	Fixed rate	N/A
Deltona Landings	8/16/2019	6,103	6,141	9/1/2029	4.18%	Fixed rate	N/A
Powder Springs	8/13/2019	7,698	7,749	9/1/2029	3.65%	Fixed rate	(2)
Barclay Crossing	8/16/2019	6,049	6,086	9/1/2029	4.18%	Fixed rate	N/A
Parkway Centre	8/16/2019	4,396	4,423	9/1/2029	4.18%	Fixed rate	N/A
The Market at Salem Cove	10/6/2014	8,842	8,889	11/1/2024	4.21%	Fixed rate	N/A
Independence Square	8/27/2015	11,114	11,184	9/1/2022	3.93%	Fixed rate	N/A
Royal Lakes Marketplace	4/12/2019	9,287	9,345	5/1/2029	4.29%	Fixed rate	N/A
The Overlook at Hamilton Place	12/22/2015	18,979	19,088	1/1/2026	4.19%	Fixed rate	N/A
Summit Point	10/30/2015	11,022	11,118	11/1/2022	3.57%	Fixed rate	N/A
East Gate Shopping Center	4/29/2016	5,077	5,118	5/1/2026	3.97%	Fixed rate	N/A
Fury's Ferry	4/29/2016	5,865	5,912	5/1/2026	3.97%	Fixed rate	N/A
Rosewood Shopping Center	4/29/2016	3,939	3,971	5/1/2026	3.97%	Fixed rate	N/A
Southgate Village	4/29/2016	7,003	7,059	5/1/2026	3.97%	Fixed rate	N/A

Table continued from previous page		Principal balance as of						Interest only through date (1)
	Acquisition/ refinancing date	March 31, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR
		(in thousands)

The Market at Victory Village	5/16/2016	8,708	8,751	9/11/2024	4.40%	Fixed rate		N/A
Wade Green Village	4/7/2016	7,445	7,488	5/1/2026	4.00%	Fixed rate		N/A
Lakeland Plaza	7/15/2016	26,420	26,632	8/1/2026	3.85%	Fixed rate		N/A
University Palms	8/8/2016	11,931	12,030	9/1/2026	3.45%	Fixed rate		N/A
Cherokee Plaza	4/12/2019	24,125	24,277	5/1/2027	4.28%	Fixed rate		N/A
Sandy Plains Exchange	8/8/2016	8,334	8,404	9/1/2026	3.45%	Fixed rate		N/A
Thompson Bridge Commons	8/8/2016	11,141	11,234	9/1/2026	3.45%	Fixed rate		N/A
Heritage Station	8/8/2016	8,246	8,315	9/1/2026	3.45%	Fixed rate		N/A
Oak Park Village	8/8/2016	8,509	8,580	9/1/2026	3.45%	Fixed rate		N/A
Shoppes of Parkland	8/8/2016	15,337	15,414	9/1/2023	4.67%	Fixed rate		N/A
Champions Village	10/18/2016	27,400	27,400	11/1/2021	3.25%	300	(3)	11/1/2021
Castleberry-Southard	4/21/2017	10,676	10,734	5/1/2027	3.99%	Fixed rate		N/A
Rockbridge Village	6/6/2017	13,236	13,310	7/5/2027	3.73%	Fixed rate		N/A
Irmo Station	7/26/2017	9,687	9,758	8/1/2030	3.94%	Fixed rate		N/A
Maynard Crossing	8/25/2017	16,827	16,953	9/1/2032	3.74%	Fixed rate		N/A
Woodmont Village	9/8/2017	8,038	8,096	10/1/2027	4.13%	Fixed rate		N/A
West Town Market	9/22/2017	8,197	8,260	10/1/2025	3.65%	Fixed rate		N/A
Crossroads Market	12/5/2017	17,496	17,622	1/1/2030	3.95%	Fixed rate		N/A
Anderson Central	3/16/2018	11,171	11,246	4/1/2028	4.32%	Fixed rate		N/A
Greensboro Village	5/22/2018	7,986	8,040	6/1/2028	4.20%	Fixed rate		N/A
Governors Towne Square	5/22/2018	10,625	10,696	6/1/2028	4.20%	Fixed rate		N/A
Conway Plaza	6/29/2018	9,330	9,375	7/5/2028	4.29%	Fixed rate		N/A
Brawley Commons	7/6/2018	17,405	17,519	8/1/2028	4.36%	Fixed rate		N/A
Hollymead Town Center	12/21/2018	25,980	26,139	1/1/2029	4.64%	Fixed rate		N/A
Gayton Crossing	1/17/2019	17,173	17,276	2/1/2029	4.71%	Fixed rate		N/A
Free State Shopping Center	5/28/2019	45,333	45,549	6/1/2029	3.99%	Fixed rate		N/A
Polo Grounds Mall	6/12/2019	12,924	12,986	7/1/2034	3.93%	Fixed rate		N/A
Disston Plaza	6/12/2019	17,494	17,578	7/1/2034	3.93%	Fixed rate		N/A
Fairfield Shopping Center	8/16/2019	19,750	19,750	8/16/2026	2.16%	205		8/16/2022
Berry Town Center	11/14/2019	11,735	11,794	12/1/2034	3.49%	Fixed rate		N/A
Hanover Shopping Center	12/19/2019	31,013	31,217	12/19/2026	3.62%	Fixed rate		N/A
Wakefield Crossing	1/29/2020	7,678	7,728	2/1/2032	3.66%	Fixed rate		N/A

Total grocery-anchored shopping centers (4)		611,248	614,880

Table continued from previous page		Principal balance as of					Interest only through date (1)
	Acquisition/ refinancing date	March 31, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR
		(in thousands)	(in thousands)

Office buildings:
Brookwood Center	8/29/2016	29,722	29,925	9/10/2031	3.52%	Fixed rate	N/A
Galleria 75	11/4/2016	5,077	5,131	7/1/2022	4.25%	Fixed rate	N/A
Three Ravinia	12/30/2016	115,500	115,500	1/1/2042	4.46%	Fixed rate	1/31/2022
Westridge at La Cantera	11/13/2017	50,094	50,449	12/10/2028	4.10%	Fixed rate	N/A
Armour Yards	1/29/2018	39,249	39,425	2/1/2028	4.10%	Fixed rate	N/A
150 Fayetteville	7/31/2018	113,289	113,768	8/10/2028	4.27%	Fixed rate	N/A
Capitol Towers	12/20/2018	122,181	122,720	1/10/2037	4.60%	Fixed rate	N/A
CAPTRUST Tower	7/25/2019	82,650	82,650	8/1/2029	3.61%	Fixed rate	7/31/2029
Morrocroft Centre	3/19/2020	70,000	70,000	4/10/2033	3.40%	Fixed rate	4/10/2025
251 Armour Yards (5)	1/22/2020	5,674	3,522	1/22/2025	4.50%	Fixed rate	1/21/2023

Total office buildings		633,436	633,090
Grand total		2,632,516	2,640,705
Less: deferred loan costs		(40,878)	(42,233)
Less: below market debt adjustment		(3,978)	(4,008)
Mortgage notes, net		$2,587,660	$2,594,464

Footnotes to Mortgage Notes Table

(1) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 25 to 35-year amortization period through the maturity date.
(2) The mortgage has interest-only payment terms for the periods of June 1, 2023 through May 1, 2024 and from June 1, 2028 through May 1, 2029.
(3) The interest rate has a floor of 3.25%.
(4) Excludes mortgage debt on the Neapolitan Way grocery-anchored shopping center, which is held in an unconsolidated joint venture.
(5) A construction loan financing redevelopment of the property.

Contractual Obligations

    As of March 31, 2021, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 0.11% at March 31, 2021, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Principal payments:
Mortgage debt	$2,632,516	$104,249	$191,589	$364,489	$1,972,189
Line of credit	40,000	40,000	—	—	—
Total principal	$2,672,516	$144,249	$191,589	$364,489	$1,972,189
Interest payments:
Mortgage debt	$774,813	$98,104	$184,689	$159,012	$333,008
Line of credit	88	88	—	—	—

Total interest	$774,901	$98,192	$184,689	$159,012	$333,008

    In addition, we had unfunded real estate loan balances totaling approximately $49.3 million at March 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of March 31, 2021, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap

Summit Crossing II	$20,700		2.5%	5.3%
Total capped floating-rate debt	20,700	0.8%

Champions Village	27,400		—	—
Fairfield Shopping Center	19,750		—	—
Total uncapped floating-rate debt	47,150	1.8%

Total floating-rate debt	$67,850	2.6%

    Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of March 31, 2021; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

    If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2021, would increase by approximately $569,000 or decrease by approximately $47,000 on an annualized basis.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.

    Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

    As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II

Item 1.    Legal Proceedings

    Neither we nor our subsidiaries is currently subject to any legal proceedings that we consider to be material. To our knowledge, none of our properties are currently subject to any legal proceeding that we consider material.

Item 1A.    Risk Factors

    A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not applicable.

Item 5.    Other Information

    On May 4, 2021 (the “Closing Date”), Preferred Apartment Communities Operating Partnership, L.P. (“PAC-OP”), PAC Carveout, LLC (“Carveout”; and together with PAC-OP, collectively, the “Borrowers”) and Preferred Apartment Communities, Inc. (the “Company”) entered into that certain Amendment No. 3 to Fourth Amended and Restated Credit Agreement (the “Amendment”) with the lenders from time to time party thereto (each a “Lender” and collectively, the “Lenders”), and KeyBank National Association, as administrative agent (“KeyBank”), to amend the terms of the Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 that governs PAC-OP’s existing $200 million senior secured revolving credit facility (the “Revolving Facility”). The Amendment, among other things, extended the maturity date for the Revolving Facility, added Carveout as a borrower and modified certain of the financial covenants. As of March 31, 2021, the outstanding balance on the Revolving Facility was approximately $40.0 million.

The Borrowers may use the available proceeds under the Revolving Facility, on an as needed basis, to fund investments, capital expenditures, dividends and working capital and other general corporate purposes. The Company is the general partner of, and as of March 31, 2021, owner of an approximately 98.9% interest in, PAC-OP, and PAC-OP is the owner of a 100% interest in Carveout.

The Revolving Facility has a maturity date of May 4, 2024, with an option, subject to certain conditions described therein, to extend the maturity date to May 4, 2025 (the “Maturity Date”). At the Borrowers’ election, loans made under the Revolving Facility bear interest at a rate per annum equal to either: (x) the greater of: (1) to KeyBank’s “prime rate”; (2) the Federal Funds Effective Rate plus 0.5%; and (3) the Adjusted Eurodollar Rate for a one-month interest period plus 1.00%, (the “Base Rate”), or (y) the one- or three-month per annum LIBOR for deposits in the applicable currency (the “Eurodollar Rate”), as selected by the Borrowers, plus an applicable margin.

On the Closing Date, the applicable margin for Eurodollar Rate loans under the Revolving Facility is 3.50% and the applicable margin for Base Rate loans under the Revolving Facility is 2.50%. Commencing with the fiscal quarter ending June 30, 2021, and continuing with each fiscal quarter thereafter, KeyBank shall determine the applicable margin in accordance with the following matrix:

Leverage Ratio	Applicable Revolving Loan Margin for Base Rate Loans	Applicable Revolving Loan Margin for Eurodollar Loans

Greater than or equal to 60.0%	250 bps	350 bps
Greater than or equal to 55.0% but less than 60.0%	200 bps	300 bps
Greater than or equal to 45.0% but less than 55.0%	175 bps	275 bps
Less than 45.0%	150 bps	250 bps

Commitment fees on the average daily unused portion of the Revolving Facility are payable at a rate per annum of (i) 0.20% if the unused portion of the Revolving Facility is greater than or equal to 50% of the total commitment amount or (ii) 0.25% if the unused portion of the Revolving Facility is less than 50% of the total commitment amount. All Principal under the Revolving Facility is payable in full on the Maturity Date.

The Borrowers have the right to prepay amounts owing under the Revolving Facility, in whole or in part, without premium or penalty, subject to any breakage costs and minimum repayment amounts of $1,000,000 on Eurodollar Rate loans and $1,000,000 on Base Rate loans.

Interest on Base Rate loans is payable monthly in arrears on the first business day of each month. Interest on Eurodollar Rate loans is payable at the end of each interest rate period applicable thereto.

Borrowings under the Credit Facility continue to be secured by, among other things, a pledge by PAC-OP of 100% of the ownership of each of its current and future real estate loan subsidiaries (the “Real Estate Loan Subsidiaries”), a pledge by PAC-OP of 49% of the ownership (the “49% Pledged Interests”) of each of its current and future real estate subsidiaries (the “Real Estate Subsidiaries”), a joint and several repayment guaranty from the Company and each of the Real Estate Loan Subsidiaries, and a collateral assignment of loan documents by each of the Real Estate Loan Subsidiaries and PAC-OP. In addition, PAC-OP and certain of its wholly-owned indirect subsidiaries have entered into buy-sell agreements with KeyBank for each of the Real Estate Subsidiaries so that, following a foreclosure by KeyBank on the 49% Pledged Interests, KeyBank can trigger a process where PAC-OP or one of its wholly-owned indirect subsidiaries, as applicable, can buy the 49% Pledged Interest from KeyBank or KeyBank can buy the non-pledged 51% ownership interest of PAC-OP or one of its wholly-owned indirect subsidiaries, as applicable, in each of such Real Estate Subsidiaries.

Item 6.    Exhibits

    See Exhibit Index.

EXHIBIT INDEX
Exhibit Number		Description

3.1
Articles of Amendment and Restatement of Preferred Apartment Communities, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021).

3.2
Fifth Amended and Restated By-laws of Preferred Apartment Communities, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2020).

10.1	*
Amendment No. 3 to that certain Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.2	*+	Form of 2021 Performance Restricted Stock Unit Agreement (Officer)
31.1	*	Certification of Joel T. Murphy, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

	*	Filed or Furnished herewith
	+	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 10, 2021	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)