Form 10-Q
period 2021-06-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2021-08-09
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of August 5, 2021 was 52,417,692.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	June 30, 2021	December 31, 2020
Assets
Real estate
Land	$611,966	$605,282
Building and improvements	3,092,932	3,034,727
Tenant improvements	189,413	184,288
Furniture, fixtures, and equipment	319,328	306,725
Construction in progress	10,980	12,269
Gross real estate	4,224,619	4,143,291
Less: accumulated depreciation	(582,583)	(509,547)
Net real estate	3,642,036	3,633,744
Real estate loan investments, net of deferred fee income and allowance for expected
credit loss of $9,684 and $10,261	269,862	279,895
Total real estate and real estate loan investments, net	3,911,898	3,913,639

Cash and cash equivalents	37,105	28,657
Restricted cash	53,679	47,059
Notes receivable	2,977	1,863
Note receivable and revolving lines of credit due from related parties	9,011	9,011
Accrued interest receivable on real estate loans	23,183	22,528
Acquired intangible assets, net of amortization of $186,751 and $169,718	110,656	127,138
Tenant lease inducements, net of amortization of $6,250 and $5,350	17,352	18,206
Investment in unconsolidated joint venture	6,288	6,657
Tenant receivables and other assets	98,050	106,321

Total assets	$4,270,199	$4,281,079

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $43,674 and $46,241	$2,636,752	$2,594,464
Revolving line of credit	56,500	22,000
Unearned purchase option termination fees	246	723
Deferred revenue	34,130	36,010
Accounts payable and accrued expenses	47,216	41,912
Deferred liability to Former Manager	23,675	23,335
Contingent liability due to Former Manager	14,725	14,814
Accrued interest payable	7,825	7,877
Dividends and partnership distributions payable	20,811	20,137
Acquired below market lease intangibles, net of amortization of $38,115 and $34,006	47,820	51,934
Prepaid rent, security deposits, and other liabilities	30,119	29,425
Total liabilities	2,919,819	2,842,631

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 shares
issued; 1,647 and 1,735 shares outstanding at June 30, 2021 and December 31, 2020, respectively	16	17
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 218 and 149 shares
issued; 217 and 149 shares outstanding at June 30, 2021 and December 31, 2020, respectively	2	1
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
86 and 89 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 26 and 19
shares issued; 25 and 19 shares outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 51,728 and 49,994 shares issued and
outstanding at June 30, 2021 and December 31, 2020, respectively	517	500
Additional paid-in capital	1,543,665	1,631,646
Accumulated (deficit) earnings	(193,539)	(192,446)
Total stockholders' equity	1,350,662	1,439,719
Non-controlling interest	(282)	(1,271)
Total equity	1,350,380	1,438,448

Total liabilities and equity	$4,270,199	$4,281,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per-share figures)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and other property revenues	$105,161	$111,574	$209,620	$223,440
Interest income on loans and notes receivable	12,814	10,407	23,326	23,846
Interest income from related parties	410	604	815	3,141
Miscellaneous revenues	321	395	645	3,435
Total revenues	118,706	122,980	234,406	253,862

Operating expenses:
Property operating and maintenance	15,580	17,283	30,829	34,129
Property salary and benefits (including reimbursements of
$0, $0, $0 and $1,430 to related party)	4,914	5,720	9,735	10,911
Property management costs (including $0, $0, $0 and $894 to related parties)	927	1,042	2,032	3,045
Real estate taxes and insurance	15,509	16,787	31,649	32,462
General and administrative	7,696	7,827	15,235	13,775
Equity compensation to directors and executives	925	246	1,499	476
Depreciation and amortization	44,732	51,793	90,559	101,302
Asset management and general and administrative expense fees to related party	—	—	—	3,099
Allowance for expected credit losses	(845)	482	(323)	5,615
Management Internalization expense	240	458	485	179,251
Total operating expenses	89,678	101,638	181,700	384,065

Waived asset management and general and administrative expense fees	—	—	—	(1,136)

Net operating expenses	89,678	101,638	181,700	382,929

Operating income (loss) before gains on sales of real estate and loss from unconsolidated joint venture	29,028	21,342	52,706	(129,067)
Loss from unconsolidated joint venture	(175)	—	(369)	—
Gain on sale of real estate	—	—	798	—
Operating income (loss)	28,853	21,342	53,135	(129,067)
Interest expense	27,296	31,136	54,287	60,729
Loss on extinguishment of debt	—	(6,156)	—	(6,156)
Gain on sale of land	—	—	—	479

Net income (loss)	1,557	(15,950)	(1,152)	(195,473)
Net (income) loss attributable to non-controlling interests	(3)	266	59	3,407

Net income (loss) attributable to the Company	1,554	(15,684)	(1,093)	(192,066)

Dividends declared to preferred stockholders	(33,983)	(35,624)	(67,803)	(68,692)
Earnings attributable to unvested restricted stock	(138)	(11)	(280)	(13)

Net loss attributable to common stockholders	$(32,567)	$(51,319)	$(69,176)	$(260,771)

Net loss per share of Common Stock available to common stockholders, basic and diluted	$(0.64)	$(1.06)	$(1.38)	$(5.47)

Weighted average number of shares of Common Stock outstanding, basic and diluted	50,518	48,220	50,277	47,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month period ended June 30, 2021
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at April 1, 2021	$19	$501	$1,582,193	$(195,093)	$1,387,620	$(767)	$1,386,853
Issuance of Preferred Stock	1	—	37,778	—	37,779	—	37,779
At-the-market issuance of common stock	—	14	15,091	—	15,105	—	15,105
Redemptions of preferred stock	(1)	—	(43,272)	—	(43,273)	—	(43,273)
Syndication and offering costs	—	—	(5,071)	—	(5,071)	—	(5,071)
Equity compensation to executives and directors	—	—	803	—	803	—	803
Vesting of restricted stock	—	1	(1)		—		—
Conversion of Class A Units to common stock	—	1	606	—	607	(607)	—
Net income	—	—	—	1,554	1,554	3	1,557
Reallocation of non-controlling interest to Class A Unitholders	—	—	(1,220)	—	(1,220)	1,220	—
Distributions to non-controlling interests	—	—	—	—	—	(44)	(44)
Distributions to Class A Unitholders	—	—	—	—	—	(87)	(87)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—	—	(29,024)	—	(29,024)	—	(29,024)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—	—	(1,444)	—	(1,444)	—	(1,444)
Dividends to Series A1/M1 preferred stockholders ($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(3,512)	—	(3,512)	—	(3,512)
Dividends to PAC Carveout REIT preferred stockholders ($60 per share semi-annually)	—	—	(3)	—	(3)	—	(3)
Dividends to common stockholders ($0.175 per share)	—	—	(9,259)	—	(9,259)	—	(9,259)
Balance at June 30, 2021	$19	$517	$1,543,665	$(193,539)	$1,350,662	$(282)	$1,350,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month period ended June 30, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at April 1, 2020	$22	$476	$1,969,534	$(191,040)	$1,778,992	$(843)	$1,778,149
Issuance of Preferred Stock	1	—	34,525	—	34,526	—	34,526
Redemptions of preferred stock	(2)	17	(38,324)	—	(38,309)	—	(38,309)
Syndication and offering costs	—	—	(4,288)	—	(4,288)	—	(4,288)
Equity compensation to executives and directors	—	—	196	—	196	—	196
Conversion of Class A Units to common stock	—	—	279	—	279	(279)	—
Current period amortization of Class B Units	—	—	—	—	—	50	50
Net loss	—	—	—	(15,684)	(15,684)	(266)	(15,950)
Reallocation of minority interest in PAC OP	—	—	(462)	—	(462)	462	—
Distributions to non-controlling interests	—	—	—	—	—	(130)	(130)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—	—	(33,208)	—	(33,208)	—	(33,208)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—	—	(1,610)	—	(1,610)	—	(1,610)
Dividends to Series A1/M1 preferred stockholders ($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(806)	—	(806)	—	(806)
Dividends to common stockholders ($0.175 per share)	—	—	(8,624)	—	(8,624)	—	(8,624)
Balance at June 30, 2020	$21	$493	$1,917,212	$(206,724)	$1,711,002	$(1,006)	$1,709,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the six-month period ended June 30, 2021
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid in Capital		Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2021	$19	$500	$1,631,646		$(192,446)	$1,439,719	$(1,271)	$1,438,448
Issuance of Preferred Stock	1	—	75,707		—	75,708	—	75,708
At-the-market issuance of common stock	—	14	15,091		—	15,105	—	15,105
Redemptions of preferred stock	(1)	—	(83,310)		—	(83,311)	—	(83,311)
Syndication and offering costs	—	—	(9,459)		—	(9,459)	—	(9,459)
Equity compensation to executives and directors	—	—	1,416		—	1,416	—	1,416
Vesting of restricted stock	—	1	(1)		—	—	—	—
Conversion of Class A Units to common stock	—	2	1,339		—	1,341	(1,341)	—
Current period amortization of Class B Units	—	—	—		—	—	(39)	(39)
Net loss	—	—	—		(1,093)	(1,093)	(59)	(1,152)
Reallocation of non-controlling interest to Class A Unitholders	—	—	(2,711)		—	(2,711)	2,711	—
Distributions to non-controlling interests	—	—	—		—	—	(100)	(100)
Distributions to Class A Unitholders	—	—	—		—	—	(183)	(183)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—	—	(58,455)		—	(58,455)	—	(58,455)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—	—	(2,937)		—	(2,937)	—	(2,937)
Dividends to Series A1/M1 preferred stockholders ($5.00 and $5.08 - $5.92 per share per month, respectively)	—	—	(6,405)		—	(6,405)	—	(6,405)
Dividends to PAC Carveout REIT preferred stockholders ($60 per share semi-annually)	—	—	(6)		—	(6)	—	(6)
Dividends to common stockholders ($0.35 per share)	—	—	(18,250)		—	(18,250)	—	(18,250)
Balance at June 30, 2021	$19	$517	$1,543,665	$1543665000	$(193,539)	$1,350,662	$(282)	$1,350,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the six-month period ended June 30, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock		Common Stock	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2020	$21		$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116
Cumulative adjustment to reflect the adoption of ASU 2016-13	—		—	—	(7,414)	(7,414)	—	(7,414)
Issuance of Preferred Stock	2		—	133,077	—	133,079	—	133,079
Exercises of warrants	—		—	8	—	8	—	8
Redemptions of preferred stock	(2)		28	(48,235)	—	(48,209)	—	(48,209)
Syndication and offering costs	—		—	(16,648)	—	(16,648)	—	(16,648)
Equity compensation to executives and directors	—		—	352	—	352	—	352
Conversion of Class A Units to common stock	—		1	1,383	—	1,384	(1,384)	—
Current period amortization of Class B Units	—		—	—	—	—	124	124
Net loss	—		—	—	(192,066)	(192,066)	(3,407)	(195,473)
Contributions from non-controlling interests	—		—	—	—	—	201	201
Reallocation of minority interest in PAC OP	—		—	(975)	—	(975)	975	—
Distributions to non-controlling interests	—		—	—	—	—	(333)	(333)
Dividends to Series A preferred stockholders ($5.00 per share per month)	—		—	(64,308)	—	(64,308)	—	(64,308)
Dividends to mShares preferred stockholders ($4.79 - $6.25 per share per month)	—		—	(3,356)	—	(3,356)	—	(3,356)
Dividends to Series A1/M1 preferred stockholders ($5.00 and $5.08 - $5.92 per share per month, respectively)	—		—	(1,028)	—	(1,028)	—	(1,028)
Dividends to common stockholders ($0.4375 per share)	—		—	(21,115)	—	(21,115)	—	(21,115)
Balance at June 30, 2020	$21	21	$493	$1,917,212	$(206,724)	$1,711,002	$(1,006)	$1,709,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Six-month periods ended June 30,
	2021	2020
Operating activities:
Net loss	$(1,152)	$(195,473)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	90,559	101,302
Amortization of above and below market leases	(2,871)	(3,570)
Amortization of deferred revenues and other non-cash revenues	(2,545)	(2,482)
Amortization of purchase option termination fees	(4,440)	(4,475)
Amortization of equity compensation, lease incentives and other non-cash expenses	2,809	1,781
Deferred loan cost amortization	3,307	3,424
Non-cash accrued interest income on real estate loan investments	(5,585)	(6,156)
Receipt of accrued interest income on real estate loan investments	4,930	8,865
Gains on sale of real estate and land, net	(798)	(479)
Loss from unconsolidated joint venture	369	—
Cash received for purchase option terminations	4,463	4,800
Loss on extinguishment of debt	—	6,156
Increase in allowance for expected credit losses	(323)	5,615
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables and other assets	3,710	(12,112)
(Increase) in tenant lease incentives	(45)	(382)
Increase in accounts payable and accrued expenses	7,476	36,431
Increase in deferred liability to Former Manager	—	22,851
Increase in contingent liability	—	15,004
Increase (decrease) in accrued interest, prepaid rents and other liabilities	2,047	(2,234)
Net cash provided by (used in) operating activities	101,911	(21,134)

Investing activities:
Investments in real estate loans	(30,825)	(24,547)
Repayments of real estate loans	41,435	53,896
Notes receivable issued	(1,257)	(686)
Notes receivable repaid	143	10,041
Notes receivable issued to and draws on line of credit by related parties	—	(9,624)
Repayments of notes receivable and lines of credit by related parties	—	4,546
Origination fees received on real estate loan investments	1,203	467
Acquisition of properties	(66,772)	(185,970)
Disposition of properties, net	4,798	—
Proceeds from sale of land	259	738
Capital improvements to real estate assets	(18,278)	(26,422)
Investment in property development	—	(50)
Deposits paid on acquisitions	(1,558)	(105)
Net cash used in investing activities	(70,852)	(177,716)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
(In thousands)	Six-month periods ended June 30,
	2021	2020

Financing activities:
Proceeds from mortgage notes payable	60,293	336,849
Repayments of mortgage notes payable	(20,572)	(134,493)
Payments for deposits and other mortgage loan costs	(2,411)	(10,541)
Payments for debt prepayment and other debt extinguishment costs	—	(5,919)
Proceeds from lines of credit	225,000	284,000
Payments on lines of credit	(190,500)	(191,500)
Repayment of the Term Loan	—	(70,000)
Proceeds from sales of Common Stock	14,879	—
Proceeds from the sales of Preferred Stock and Units, net of offering costs	68,283	120,497
Proceeds from exercises of Warrants	—	29
Payments for redemptions of preferred stock	(83,256)	(48,202)
Common Stock dividends paid	(17,736)	(24,647)
Preferred stock dividends and Class A Unit distributions paid	(67,870)	(68,538)
Payments for deferred offering costs	(2,001)	(9,701)
(Distributions to) contributions from non-controlling interests	(100)	197
Net cash (used in) provided by financing activities	(15,991)	178,031

Net increase (decrease) in cash, cash equivalents and restricted cash	15,068	(20,819)
Cash, cash equivalents and restricted cash, beginning of year	75,716	137,253
Cash, cash equivalents and restricted cash, end of period	$90,784	$116,434

Supplemental cash flow information:
Cash paid for interest	$50,854	$56,693

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$3,041	$6,315
Noncash extinguishment of notes receivable	$—	$20,865
Dividends payable - Common Stock	$9,438	$8,625
Dividends declared - Preferred Stock	$11,373	$11,945
Reclass of offering costs from deferred asset to equity	$1,911	$4,098
Fair value issuances of equity compensation	$6,648	$4,616
Noncash repayment of mortgages through refinance	$—	$86,669
Operating lease liabilities assumed from Former Manager	$—	$15,912
    The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

1. Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS), or the Company, is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers and Class A office buildings. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of June 30, 2021, the Company owned or was invested in 117 properties in 13 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until January 31, 2020 (see Note 6). We refer to this transaction as the Internalization.

As of June 30, 2021, the Company had 51,728,456 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 99.1% owner of Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership, at that date. The number of partnership units not owned by the Company totaled 497,291 at June 30, 2021 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controlled the Operating Partnership through its sole general partner interest and conducted substantially all of its business through the Operating Partnership until January 31, 2020. Beginning February 1, 2020, the Company conducts substantially all of its business through PAC Carveout, LLC, or Carveout, a subsidiary of the Operating Partnership. Carveout intends to elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2020. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owned and conducted the business of our portfolio of off-campus student housing communities until the sale of all our student housing communities on November 3, 2020. Each of these entities are or were indirect subsidiaries of the Operating Partnership.

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three months and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

The potential reach, severity and duration of impacts of the COVID-19 pandemic, and recent developments related to the Delta variant, will cause our estimates and forecasts of future events to be inherently less certain. Actual results could differ from those estimates. Amounts are presented in thousands where indicated.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

Reclassification Adjustments

The Company recorded certain reclassification adjustments on its Condensed Consolidated Statement of Operations for the three-month period ended June 30, 2020 to conform the prior period presentation to the current presentation as shown in the table below. The adjustment is made to present sublease income received by the Company for a portion of its corporate office space as a net adjustment against rent expense, which is included in the general and administrative expense line on the consolidated statements of operations. Additionally, an adjustment has been made to present certain expenses such as franchise taxes and insurance claims within the real estate taxes and insurance line on the consolidated statements of operations. These reclassification adjustments had no effect on previously-reported net loss attributable to common stockholders.

	For the three-month period ended June 30, 2020
(in thousands)	As reported in Quarterly Report on Form 10-Q at June 30, 2020	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at June 30, 2021

Revenues:
Miscellaneous revenues	$692	$(297)	$395

Operating expenses:
Property operating and maintenance	$16,841	$442	$17,283
Real estate taxes and insurance	$16,506	$281	$16,787
General and administrative	$8,847	$(1,020)	$7,827

	For the six-month period ended June 30, 2020
(in thousands)	As reported in Quarterly Report on Form 10-Q at June 30, 2020	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at June 30, 2021

Revenues:
Miscellaneous revenues	$3,952	$(517)	$3,435

Operating expenses:
Property operating and maintenance	$33,641	$488	$34,129
Real estate taxes and insurance	$32,031	$431	$32,462
General and administrative	$15,211	$(1,436)	$13,775

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	June 30, 2021	December 31, 2020
Residential Properties:
Properties (1,2)	38	37
Units	11,393	11,143
New Market Properties:
Properties (2)	54	54
Gross leasable area (square feet) (3)	6,208,278	6,208,278
Preferred Office Properties: (4)
Properties (2)	9	9
Rentable square feet	3,169,000	3,169,000
Development properties	2	2
Rentable square feet	35,000	35,000

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

(4) Five of our office properties and the real estate loan investment supporting the 8West office building were sold to Highwoods Realty Limited Partnership, an unrelated party, on July 29, 2021.

Impacts of COVID-19 Pandemic

The COVID-19 pandemic that spread throughout the country during 2020 impacted earnings for commercial real estate to some degree but has not had a profound widespread negative effect on the valuations of real estate assets. The Company is continuing to monitor the spread and impact of the Delta variant of COVID-19 as well as vaccination rates in its markets. The Company does not consider this event to be a triggering event for purposes of impairment, since overall occupancy rates for the Company’s real estate assets have not materially declined and the Company has continued to collect substantially all rent due. Thus, there is no evidence of declining valuations or a triggering event.

Sale of Office Properties

Purchase and Sale Agreements were signed on April 16, 2021 for the sale by the Company of five office properties: 150 Fayetteville, Morrocroft, Capitol Towers, CapTrust and Galleria 75, plus one real estate loan investment. The transaction was closed on July 29, 2021. As of June 30, 2021, the five office properties (Galleria 75, 150 Fayetteville, Capitol Towers, CapTrust and Morrocroft) did not meet the criteria in ASC 360-10-45-9 to be classified as held for sale. In applying the Company's policy to address the held for sale criteria, the Company used all available information as of June 30, 2021. Primary consideration was given to the financing contingencies in place, that if not satisfied, would likely result in the entire deal being terminated and the full reimbursement to the buyer of all earnest money deposits. The Company did not commit to a plan to sell the properties should the pending transaction not close.

The purchase price offered for the five properties was considered as part of the Company's impairment analysis as of June 30, 2021. In considering possible outcomes driven by the uncertainty of the transaction resulting from the financing contingencies in place as of the reporting date, the Company applied probabilities to the possible outcomes in assessing the recoverability of the real estate asset group. Based on the analysis performed using the available information including management's intent and

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

ability to continue to operate the assets and certain judgements and assumptions, the asset group was determined to be recoverable and no impairment was recognized in the second quarter of 2021. The transaction closed on July 29, 2021, upon the satisfaction of the in-place financing contingencies and will result in a loss on the sale of between $20.0 million and $21.0 million. Refer to the subsequent event note for further details.

Residential Properties Acquired

During the six-month periods ended June 30, 2021 and 2020, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

2021:
6/30/2021	The Ellison	Atlanta, Georgia	250
			250
2020:
3/31/2020	Horizon at Wiregrass	Tampa, Florida	392
4/30/2020	Parkside at the Beach	Panama City Beach, Florida	288
			680

The Company allocated the purchase price and capitalized acquisition costs of The Ellison to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

(In thousands, except amortization period data)	The Ellison

Land	$6,943
Buildings and improvements	49,871
Furniture, fixtures and equipment	9,483
Lease intangibles	714
Prepaids & other assets	231
Accrued taxes	(183)
Security deposits, prepaid rents, and other liabilities	(287)

Net assets acquired	$66,772

Cash paid	$18,781
Mortgage debt, net	47,991

Total consideration	$66,772

Capitalized acquisition costs incurred by the Company	$111
Remaining amortization period of intangible
assets and liabilities (months)	5.5

The aggregate purchase price of the multifamily communities acquired during the six-month period ended June 30, 2020 was approximately $141.2 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

New Market Properties Assets Acquired

The Company acquired no grocery-anchored shopping centers during the six-month period ended June 30, 2021. During the six-month period ended June 30, 2020, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/29/2020	Wakefield Crossing	Raleigh, North Carolina	75,927
3/19/2020	Midway Market	Dallas, Texas	85,599

			161,526

The aggregate purchase price of the New Market Properties acquisitions for the six-month period ended June 30, 2020 was approximately $27.7 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company recorded aggregate amortization and depreciation expense of:

(In thousands)	Three-month periods ended June 30,		Six-month periods ended June 30,
	2021	2020	2021	2020
Depreciation:
Buildings and improvements	$26,664	$28,755	$53,359	$56,762
Furniture, fixtures, and equipment	9,695	12,926	20,223	25,315
	36,359	41,681	73,582	82,077
Amortization:
Acquired intangible assets	7,858	9,714	15,950	18,363
Deferred leasing costs	472	348	941	764
Website development costs	43	50	86	98
Total depreciation and amortization	$44,732	$51,793	$90,559	$101,302

At June 30, 2021, the Company had recorded acquired gross intangible assets of $297.4 million, accumulated amortization of $186.8 million, gross intangible liabilities of $85.9 million and accumulated amortization of $38.1 million. Net intangible assets and liabilities as of June 30, 2021 will be amortized over the weighted average remaining amortization periods of approximately 7.0 and 8.4 years, respectively.

At June 30, 2021, the Company held restricted cash that totaled approximately $53.7 million. Of this total, $14.0 million was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions. Another $33.8 million was for lender-required escrows for real estate taxes, insurance premiums and COVID-19 reserves. The remainder of the Company's restricted cash consisted primarily of resident and tenant security deposits.

Purchase Options

In the course of extending real estate loan investments for property development, the Company will often receive an exclusive option to purchase the property once development and stabilization are complete. If the Company determines that it does not wish to acquire the property, in certain cases it has the right to sell its purchase option back to the borrower for a termination fee in the amount of the purchase option discount.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $3.2 million and $0.4 million of interest revenue from the amortization of these purchase option terminations for the three-month periods ended June 30, 2021 and 2020, respectively and $4.4 million and $4.5 million for the six-month periods ended June 30, 2021 and 2020, respectively. Remaining unamortized termination fee revenue of approximately $246,000 at June 30, 2021 will be recognized by December 31, 2021.

Joint Venture Investment

On July 15, 2020, the Company contributed its Neapolitan Way grocery-anchored shopping center that was previously wholly-owned and consolidated into a joint venture in exchange for approximately $19.2 million and 50% interest in the joint venture. In doing so, the Company realized a gain on the transaction of approximately $3.3 million and now holds its remaining interest in the property via an unconsolidated joint venture and retains a 50% voting and financial interest. The following tables summarize the balance sheet and statements of income data for the Neapolitan Way shopping center subsequent to its contribution into the joint venture as of and for the periods presented:

(in thousands)	June 30, 2021	December 31, 2020
Total assets	$37,826	$39,109
Total liabilities	$25,250	$25,795

	Three months ended June 30, 2021	Six months ended June 30, 2021
Rental and other property revenues	$821	$1,636
Total operating expenses	$940	$1,913
Interest expense	$231	$461
Net income (loss)	$(350)	$(738)
Net income (loss) attributable to the Company	$(175)	$(369)

4. Real Estate Loans, Notes Receivable, and Line of Credit

Our portfolio of fixed rate, interest-only real estate loans consisted of:

	June 30, 2021	December 31, 2020
Number of loans	20	20
Number of underlying properties in development	14	14
(In thousands)
Drawn amount	$279,546	$290,156
Deferred loan origination fees	(1,755)	(1,194)
Allowance for expected credit losses	(7,929)	(9,067)
Carrying value	$269,862	$279,895

Unfunded loan commitments	$53,125	$44,403
Weighted average current interest, per annum (paid monthly)	8.62%	8.50%
Weighted average accrued interest, per annum	3.67%	3.91%

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

(In thousands)	Principal balance	Deferred loan origination fees	Allowances and CECL Reserves	Carrying value
Balances as of December 31, 2020	$290,156	$(1,194)	$(9,067)	$279,895
Loan fundings	30,825	—	—	30,825
Loan repayments	(41,435)	—	—	(41,435)
Loan origination fees collected	—	(1,203)	—	(1,203)
Amortization of loan origination fees	—	642	—	642
Reserve increases due to loan originations	—	—	(566)	(566)
Net decreases in reserves on existing or loans repaid	—	—	1,704	1,704

Balances as of June 30, 2021	$279,546	$(1,755)	$(7,929)	$269,862

Property type	Number of loans	Carrying value	Commitment amount	Percentage of portfolio
(In thousands)

Residential properties	19	$257,378	$313,478	95%
Preferred Office Properties (1)	1	12,484	19,193	5%
Balances as of June 30, 2021	20	$269,862	$332,671

(1) Five of our office properties and the real estate loan investment supporting the 8West office building were sold to Highwoods Realty Limited Partnership, an unrelated party, on July 29, 2021.

On March 1, 2021, we closed on a real estate loan investment of up to approximately $16.8 million to partially finance the development and construction of a 320-unit multifamily community to be located in Orlando, Florida. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 4.5% per annum and matures on September 1, 2024.

On May 28, 2021, we closed on two real estate loan investments of up to approximately $17.1 million to partially finance the development and construction of a 316-unit multifamily community to be located near Savannah, Georgia. The loans pay a current monthly interest rate of 8.5% per annum and accrue additional deferred interest of 4.25% per annum and mature on May 27, 2025.

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

The Company's allowance for expected credit losses includes allowances on interest receivable on certain instruments, as shown in the following table:

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
(In thousands)	2021	2020	2021	2020
Allowance for expected credit losses:
Haven Campus Communities, LLC line of credit	$410	$410	$815	$820
Starkville real estate loan	—	193	—	387
Net (decreases) increases in current expected loss reserves on new and existing loans	(1,255)	(121)	(1,138)	4,408

Total	$(845)	$482	$(323)	$5,615

The Company incurred an aggregate net decrease in its allowance for expected credit losses of approximately $0.8 million and an aggregate net increase of $0.5 million for the three-month periods ended June 30, 2021 and 2020, respectively. In the six-month period ended June 30, 2020, $4.5 million of the $5.6 million aggregate increase in the Company’s allowance for expected credit losses was due to the onset of the COVID-19 pandemic and the Company updating its estimates to the valuations of the underlying developments. The Company does not anticipate such a large increase in future periods.

The Company assesses the credit quality of its real estate loan investments by a calculated loss reserve ratio, which is an internally-developed credit quality indicator. Loss reserve ratios reflect the amount of protection afforded by the amount of equity and debt financing subordinate to the Company's position in the project; higher reserve ratios reflect a lower amount of invested dollars junior to the Company's position. The following table presents the Company's aggregation of loan amounts (including unpaid interest) by final reserve ratio as of June 30, 2021:

Final reserve ratio	Number of loans	Total receivables by project, net of reserves (in thousands)
< 1.00%	12	$111,197
1.00% - 1.99%	6	40,085
2.00% - 2.99%	1	9,985
3.00% - 3.99%	—	—
4.00% - 4.99%	1	138,235
5.00% +	—	—

	20	$299,502

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

The Company's portfolio of notes and lines of credit receivable consisted of:

(In thousands) Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				June 30, 2021	December 31, 2020

Haven Campus Communities, LLC (1)	6/11/2014	12/31/2018	$11,660	$9,011	$9,011	8%
Oxford Capital Partners, LLC (2,4)	10/5/2015	3/15/2022	1,250	1,173	1,256	10%
Oxford Capital Partners II, LLC (2,4)	3/30/2021	3/15/2022	5,300	1,114	—	10%
Mulberry Development Group, LLC (3)	3/31/2016	6/30/2022	750	690	607	12%
Unamortized loan fees				—	—

			$18,960	$11,988	$10,874

(1) The amount payable under the note is collateralized by one of the principals of the borrower's 49.49% interest in an unrelated shopping center located in Atlanta, Georgia and a personal guaranty of repayment by the principals of the borrower. See related party disclosure in Note 6.

(2) The amounts payable under the terms of this revolving credit line, up to the lesser of 25% of the loan balance or $2.0 million, are collateralized by a personal guaranty of repayment by the principals of the borrower.

(3) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principal of the borrower.
(4) The commitment was reduced from $8 million to $1.25 million for the Oxford Capital Partners, LLC line of credit on March 30, 2021. A second Oxford line of credit was opened on March 30, 2021 with a commitment of $5.3 million.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through June 30, 2021 was approximately $2.5 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed. The Company retains a pledge of a 49.49% interest in an unrelated shopping center located in Atlanta, Georgia as collateral on the Haven Campus Communities, LLC line of credit, as well as personal guaranties of repayment from the principals of the borrower.

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

Additionally, in November 2020, the Company filed two lawsuits to collect past due rent owed to the Former Manager of the Company, as sub-landlord pursuant to (i) an office sublease agreement dated May 1, 2017 by and between the Former Manager and Elevation Development Group, LLC and (ii) an office sublease agreement dated October 1, 2014 by and among the Former Manager, as sub-landlord, and Haven Campus Communities, LLC and Madison Retail, LLC as sub-tenants. The Company retains partial personal guaranties of repayment from the principals of Haven Campus Communities, LLC and Madison Retail, LLC. In December 2020, the defendants answered the lawsuit and filed counterclaims against the Company and its affiliates. At this time, the case is in discovery, so the Company is unable to make any estimates on timing or amounts that may be collected by the Company on its subleases.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

The Company recorded interest income and other revenue from these instruments as follows:

(In thousands) Interest income	Three-month periods ended June 30,		Six-month periods ended June 30,
	2021	2020	2021	2020
Real estate loans:
Current interest	$6,373	$6,792	$12,539	$14,149
Accrued interest	2,763	2,860	5,585	6,156
Loan origination fee amortization	398	250	642	527
Purchase option termination fee amortization	3,210	434	4,440	4,475
Default interest	—	62	—	124

Total real estate loan revenue	12,744	10,398	23,206	25,431
Notes and lines of credit	480	607	935	1,518
Bank and money market accounts	—	6	—	38

Interest income on loans and notes receivable	$13,224	$11,011	$24,141	$26,987

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of June 30, 2021 of approximately $279.5 million. The maximum aggregate amount of loans to be funded as of June 30, 2021 was approximately $332.7 million, which includes approximately $53.1 million of loan committed amounts not yet funded.
The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310. The Company evaluates the expected residual profit it expects to collect under the terms of the loan versus the expected residual profit expected to be collected by the developer (in conjunction with any equity investors, if applicable), along with the "loan versus investment" characteristics as set forth by ASC 310-25. For each loan, the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate in cases where (i) the majority of the expected residual profit is expected to be due to the developer and (ii) the majority of "loan versus investment" tests indicate that the instrument is a loan.
The Company is subject to a geographic concentration of risk that could be considered significant with regard to the 8West and Solis Cumming Town Center, Populus at Pooler, and Populus at Pooler Capital real estate loan investments, as well as the Club Drive land loan investment, all of which are partially supporting various real estate projects in Georgia. The drawn amount, in addition to outstanding accrued interest, for these loans as of June 30, 2021 totaled approximately $33.9 million (with a total commitment amount of approximately $64.7 million). The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Hidden River II, Hidden River II Capital, Vintage Horizon West and The Hudson real estate loan investments, all of which are partially supporting various real estate projects in Florida. The drawn amount, in addition to outstanding accrued interest, for these loans as of June 30, 2021 totaled approximately $21.5 million

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

(with a total commitment amount of approximately $34.9 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

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

The Series A Preferred Stock, Series A1 Preferred Stock, mShares, and Series M1 Preferred Stock are collectively defined as “Preferred Stock”.

At June 30, 2021, the Company's active equity offerings consisted of:

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

Cumulative gross proceeds and offering costs for the Company's active equity offerings consisted of:

(In thousands)			Deferred Offering Costs
Offering	Total offering	Gross proceeds as of June 30, 2021	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
Series A1/M1 Offering	$1,000,000	$243,996	$2,568	$3,747	$6,315	$23,242	$29,557
2019 ATM Offering	125,000	19,720	126	1,075	1,201	319	1,520

Total	$1,125,000	$263,716	$2,694	$4,822	$7,516	$23,561	$31,077

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

aggregate gross proceeds of the offering. Dealer manager fees and sales commissions for the Series A1/M1 Preferred Stock Offering are not reimbursable.

2019 ATM Offering

During the three-month period ended June 30, 2021, the Company issued and sold 1,442,214 shares of Common Stock under the 2019 ATM Offering, generating gross proceeds of approximately $15.1 million and, after deducting commissions and other costs, net proceeds of approximately $14.9 million.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

The Management Agreement entitled the Former Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf, as shown in the following table. There were no such fees incurred during the six-month period ended June 30, 2021.

Type of Compensation	Basis of Compensation	Three-month period ended June 30, 2020 (in thousands)	Six-month period ended June 30, 2020 (in thousands)

Acquisition fees	1.0% of the gross purchase price of real estate assets	$—	$235
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	—	47
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	—	1,349
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	—	890
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	—	616
Construction management fees	Quarterly fee for property renovation and takeover projects	—	14

		$—	$3,151

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

In addition to property management fees, the Company incurred reimbursable on-site personnel salary and related benefits expenses at the properties that totaled $0 and $1.43 million for the three-month and six-month periods ended June 30, 2020, respectively. These costs are listed on the company's Consolidated Statements of Operations.

The Former Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Former Manager was reimbursed $0 and $40,451 for the three-month and six-month periods ended June 30, 2020 respectively. These costs were recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company engaged PCS to perform certain termination-related services. These services began in October 2019 and continued through April 2020. The Company paid an additional $0.8 million and $3.1 million for these services for the three-month and six-month periods period ended June 30, 2020 respectively, which were recorded as deferred offering costs.

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

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through June 30, 2021 was approximately $2.5 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

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

Given the nature of the escalating dividends associated with the Company’s mShares and Series M1 Preferred Stock, the Company accrues dividends at the effective dividend rate in accordance with GAAP. This results in the Company recording larger dividends declared to preferred stockholders in the company’s Consolidated Statements of Operations. than dividends required to be paid for the first four years after issuance with respect to the mShares and the first five years after issuance with respect to the Series M1 Preferred Stock. Similarly, this will result in the Company recording smaller dividends declared to preferred stockholders in the company’s Consolidated Statements of Operations than dividends required to be paid for the fifth through the eighth year after issuance with respect to the mShares and the sixth through the tenth year after issuance with respect to the Series M1 Preferred Stock. Following the escalation period (year eight for the mShares and year ten for the Series M1 Preferred Stock), the dividends declared to preferred stockholders in the company’s Consolidated Statements of Operations will equal the dividend paid.

The Company declared aggregate quarterly cash dividends on its Common Stock of $0.175 and $0.175 per share for the three-month periods ended June 30, 2021 and 2020, respectively and $0.350 and $0.4375 per share for the six-month periods ended June 30, 2021 and 2020, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At June 30, 2021, the Company had 497,291 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the three-month periods ended June 30,		For the six-month periods ended June 30,
(In thousands)	2021	2020	2021	2020

Series A Preferred Stock	$29,025	$33,208	$58,456	$64,308
mShares	1,444	1,610	2,937	3,356
Series A1 Preferred Stock	3,111	756	5,661	968
Series M1 Preferred Stock	400	50	743	60
PAC Carveout REIT Preferred Stock	3	—	6	—
Common Stock	9,259	8,624	18,250	21,115
Restricted Stock and Class A OP Units	87	130	183	333

Total	$43,329	$44,378	$86,236	$90,140

8. Equity Compensation
    Stock Incentive Plan
On May 2, 2019, the Company’s board of directors adopted, and the holders of the Company’s Common Stock approved, the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, to incentivize, compensate and retain eligible officers, consultants, and non-employee directors. The 2019 Plan increased the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan from 2,617,500 to 3,617,500. On June 3, 2021, the holders of the Company's Common Stock approved an amendment to the 2019 Plan that increased the available shares of Common Stock available for issuance from 3,617,500 to 5,517,500. The 2019 Plan does not have a stated expiration date.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Equity compensation expense by award type for the Company was:

(In thousands)	Three-month periods ended June 30,		Six-month periods ended June 30,		Unamortized expense as of June 30, 2021
	2021	2020	2021	2020

Class B Unit awards to employees:
2017	$—	$—	$—	$3	$—
2018	—	50	(39)	121	—
Restricted stock grants to Board members:
2019	—	35	—	140	—
2020	44	89	177	89	—
2021	40	—	40	—	440
Restricted stock grants for employees:
2020	243	37	486	37	2,873
2021	175	—	204	—	2,589
Performance-based restricted stock units:
2020	138	—	276	—	1,339
2021	246	—	285	—	2,869
Restricted stock units to employees:
2018	(2)	10	(2)	24	—
2019	13	12	29	31	34
2020	11	13	22	31	80
2021	17	—	21	—	195

Total	$925	$246	$1,499	$476	$10,419

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Restricted Stock Grants

The following annual grants of restricted stock were made to the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for service years 2019-2021 vested (or are scheduled to vest) on a pro-rata basis over the four consecutive 90-day periods following the date of grant. The restricted stock grant for service year 2020 and 2021 is scheduled to vest on the earlier of the one-year anniversary of the date of grant and the next annual meeting of stockholders..

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2019	26,446	$15.88	$420
2020	66,114	$8.05	$532
2021	46,782	$10.26	$480

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Class B OP Units

As of June 30, 2021, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP Units, was:

Grant date
1/2/2018

Units granted	256,087
Units forfeited:
John A. Williams (1)	(38,284)
Voluntary forfeiture by senior executives (2)	(128,258)
Other	(27,658)

Total forfeitures	(194,200)

Units earned and converted into Class A Units	—

Class B Units outstanding at June 30, 2021	61,887

Units unearned but vested	61,887
Units unearned and not yet vested	—

Class B Units outstanding at June 30, 2021	61,887

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
June 30, 2021

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

    Restricted Stock Units

The Company made grants of restricted stock units, or RSUs, to its employees under the 2019 Plan, and prior to Internalization, made grants of RSUs to certain employees of affiliates of the Company under the 2011 Plan, as shown in the following table:

Grant date	3/15/2021	1/2/2020	1/2/2019	1/2/2018
Service period	2021-2023	2020-2022	2019-2021	2018-2020

RSU activity:
Granted	20,600	21,400	27,760	20,720
Forfeited	(400)	(4,400)	(8,541)	(8,274)

RSUs outstanding at June 30, 2021	20,200	17,000	19,219	12,446

RSUs unearned but vested	—	5,692	12,897	12,446
RSUs unearned and not yet vested	20,200	11,308	6,322	—

RSUs outstanding at June 30, 2021	20,200	17,000	19,219	12,446

Fair value per RSU	$10.69	$9.47	$10.77	$16.66
Total fair value of RSU grant	$220,214	$202,658	$298,975	$345,195

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
June 30, 2021

9. Indebtedness

    Mortgage Notes Payable

Mortgage financing of property acquisitions

During the six-month periods ended June 30, 2021 and 2020, the Company obtained original mortgage financing on the following properties as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Interest rate	Maturity date

2021:
Midway Market (1)	4/15/2021	$10,150	Fixed	3.06%	5/1/2031
The Ellison	6/30/2021	47,991	Variable	L + 150	3/31/2022

		$58,141

2020:
251 Armour Yards	1/22/2020	$3,522	Fixed	4.50%	1/22/2025
Wakefield Crossing	1/29/2020	7,891	Fixed	3.66%	2/1/2032
Morrocroft Centre	3/19/2020	70,000	Fixed	3.40%	4/10/2033
Horizon at Wiregrass Ranch	4/23/2020	52,000	Fixed	2.90%	5/1/2030
Parkside at the Beach	4/30/2020	45,037	Fixed	2.95%	5/1/2030

		$178,450

(1) Midway Market Shopping Center was acquired on March 19, 2020 and the mortgage financing was obtained on the property on April 15, 2021.
Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the six-month periods ended June 30,
2021 and 2020:

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed (thousands)	New balance (millions)	New interest rate	Additional deferred loan costs from refinancing (thousands)

2021:
2/28/2021	Village at Baldwin Park	$69.4	3.59%	$6	$69.4	3.27%	$923

		$69.4		$6	$69.4		$923

2020:
1/3/2020	Ursa	$31.4	L + 300	$—	$—	—	$—
6/25/2020	CityPark View	19.8	3.27%	1,314	29.0	2.75%	314
6/29/2020	Aster at Lely Resort	30.7	3.84%	293	50.4	2.95%	2,777
6/29/2020	Avenues at Northpointe	26.0	3.16%	166	33.5	2.79%	1,247
6/30/2020	Avenues at Cypress	20.5	3.43%	1,607	28.4	2.96%	336
6/30/2020	Venue at Lakewood Ranch	27.8	3.55%	2,457	36.6	2.99%	384
6/30/2020	Crosstown Walk	29.9	3.90%	248	46.5	2.92%	2,841
6/30/2020	Summit Crossing II	13.1	4.49%	779	20.7	L + 278	136

		$199.2		$6,864	$245.1		$8,035

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

The following table summarizes our mortgage notes payable at June 30, 2021:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Residential Properties	$1,362,404	3.55%	8.60
New Market Properties	570,570	3.98%	6.90
Preferred Office Properties	631,611	4.13%	11.90

Total fixed rate mortgage debt	$2,564,585	3.79%	9.01

Variable rate mortgage debt:
Residential Properties	$68,691	1.99%	3.24
New Market Properties	47,150	2.78%	2.35
Preferred Office Properties	—	—%	0

Total variable rate mortgage debt	$115,841	2.31%	2.88

Total mortgage debt:
Residential Properties	$1,431,095	3.47%	8.37
New Market Properties	617,720	3.89%	6.52
Preferred Office Properties	631,611	4.13%	11.90

Total principal amount	2,680,426	3.72%	8.78
Deferred loan costs	(39,726)
Mark to market loan adjustment	(3,948)
Mortgage notes payable, net	$2,636,752

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

As of June 30, 2021, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 9.3 years. Our mortgage notes have maturity dates between September 1, 2021 and June 1, 2054.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which includes a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On May 4, 2021, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to May 4, 2024, with an option to extend the maturity date to May 4, 2025, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 1.50% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.63% for the six-month period ended June 30, 2021. The commitment fee on the average daily

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

unused portion of the Revolving Line of Credit is 0.20% or 0.25% per annum, depending upon the Company's outstanding Credit Facility balance.

On December 20, 2019, the Company entered into a $70.0 million interim term loan with KeyBank, or the 2019 Term Loan, to partially finance the acquisition of Morrocroft Centre, an office building located in Charlotte, North Carolina. The 2019 Term Loan accrued interest at a rate of LIBOR plus 1.7% per annum. The 2019 Term Loan was repaid in conjunction with the closing of permanent mortgage financing for Morrocroft Centre on March 19, 2020.
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
As of June 30, 2021, the Company was in compliance with all covenants related to the Revolving Line of Credit, as amended, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.6 billion	(2)	$2.1 billion
Debt yield	Minimum 8.75%	(3)	9.76%
Payout ratio	Maximum 100%	(4)	92.9%
Total leverage ratio	Maximum 65%		61.9%
Debt service coverage ratio	Minimum 1.50x	(5)	1.88x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) The minimum net worth covenant decreased to a minimum of $1.3 billion on July 29, 2021 with the office properties closing.
(3) The minimum debt yield covenant increases to a minimum of 9.0% on May 5, 2023.
(4) Calculated on a trailing four-quarter basis. For the period ended June 30, 2021, the maximum dividends and distributions allowed under this covenant was approximately $173.6 million.
(5) Minimum of 1.50x if AFFO payout ratio is less than or equal to 95% and 1.70x if greater than 95%.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At June 30, 2021, unamortized loan fees and closing costs for the Credit Facility were approximately $2.1 million, which will be amortized over a remaining loan life of approximately 2.9 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

    Interest Expense

Interest expense, including amortization of deferred loan costs was:

(In thousands)	Three-month periods ended June 30,		Six-month periods ended June 30,
	2021	2020	2021	2020

Residential Properties	$13,260	$15,932	$26,485	$30,798
New Market Properties	6,490	6,587	12,934	13,337
Preferred Office Properties	6,652	6,699	13,320	13,557

Total	26,402	29,218	52,739	57,692

Credit Facility and Acquisition Facility	894	1,918	1,548	3,037
Interest Expense	$27,296	$31,136	$54,287	$60,729

    Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of June 30, 2021 were:

Period	Future principal payments (in thousands)
2021 (1)	$139,788
2022	121,001
2023	116,768
2024	290,171
2025	58,234
2026	255,709
2027	280,530
2028	339,189
2029	322,040
2030	359,458
Thereafter	454,038

Total	$2,736,926

(1) Includes the principal amount due on our revolving line of credit of $56.5 million as of June 30, 2021.

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of June 30, 2021 and December 31, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

11. Commitments and Contingencies

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease as amended, which began on October 9, 2014. As of June 30, 2021, the amount of rent due from the Company was $13.1 million over the remaining term of the lease.
At June 30, 2021, the Company had unfunded commitments on its real estate loan portfolio of approximately $53.1 million.

At June 30, 2021, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $3.5 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation, other than as described herein.

12. Operating Leases

Company as Lessor

For the six months ended June 30, 2021 and 2020, the Company recognized rental property revenues of $204.1 million and $218.5 million, respectively, of which $21.9 million and $20.5 million, respectively, represented variable rental revenue.

Company as Lessee

The Company has three ground leases related to its office and grocery-anchored shopping center assets that generally have extended terms (e.g. over twenty years with multiple renewal options) and generally have base rent with CPI-based increases. The Company evaluated its renewal option periods in quantifying its asset and liability related to these ground leases. In determining the value of its right of use asset and lease liability, the Company used discount rates comparable to recent loan rates obtained on comparative properties within its portfolio.

The Company is also, as of January 31, 2020 following the Internalization, the lessee of office space for its property support center which expires in May 2026, and of furniture and office equipment, which leases generally are three to five years in duration with minimal rent increases. The Company subleases a portion of its leased office space to third parties; office rental expense is included net of the revenue from these subleases in the general and administrative expense line on the consolidated statements of operations. Revenue from subleased office space was approximately $470,000 and $516,000 for the three-month periods ended June 30, 2021 and 2020, respectively.

The Company recorded lease expense as follows:

	For the six-month periods ended June 30,				As of June 30, 2021
(In thousands)	2021		2020		Weighted average remaining lease term (years)	Weighted average discount rate
	Lease expense	Cash paid	Lease expense	Cash paid

Office space	$1,456	$1,460	$1,214	$1,189	4.5	3.0%
Ground leases	29	26	29	25	35.3	4.4%
Office equipment	70	70	191	191	2.5	3.0%

Total	$1,555	$1,556	$1,434	$1,405

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Future minimum rent expense for office space, ground leases and office equipment were:

For the year ending December 31:		Future Minimum Rents as of June 30, 2021
(in thousands)		Office space	Ground leases	Office equipment	Total

2021	(1)	$1,470	$26	$64	$1,560
2022		2,855	51	61	2,967
2023		2,497	51	34	2,582
2024		3,139	51	17	3,207
2025		2,808	52	11	2,871
Thereafter		355	1,084	—	1,439

Total		$13,124	$1,315	$187	$14,626

(1) Remaining six months

13. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: Residential Properties, real estate related financing, New Market Properties and Preferred Office Properties.

Residential Properties - consists of the Company's portfolio of residential multifamily communities as well as the Company's portfolio of owned student housing properties. Preferred Campus Communities, LLC owned and conducted the business of our portfolio of off-campus student housing communities until the sale of all our student housing communities on November 3, 2020. As of and for the three-month and six-month periods ended June 30, 2021, the Residential Properties segment only consists of the Company's multifamily communities.

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

The following tables present the Company's assets, revenues, and NOI results by reportable segment, as well as a reconciliation from NOI to net income (loss). The assets attributable to 'Other' primarily consist of right of use assets, deferred offering costs recorded but not yet reclassified as reductions of stockholders' equity and cash balances at the Company and Operating Partnership levels.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

(In thousands)	June 30, 2021	December 31, 2020

Assets:
Residential properties	$1,780,471	$1,745,020
Financing	313,103	321,026
New Market Properties	1,045,399	1,072,090
Preferred Office Properties	1,103,670	1,121,992
Other	27,556	20,951
Consolidated assets	$4,270,199	$4,281,079

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) were as follows:

(In thousands)	Three-month periods ended June 30,		Six-month periods ended June 30,
	2021	2020	2021	2020

Capitalized expenditures:
Residential properties	$3,906	$3,453	$6,412	$6,590
New Market Properties	1,957	1,264	3,580	2,540
Preferred Office Properties	861	9,857	3,868	16,679
Total	$6,724	$14,574	$13,860	$25,809

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

Total revenues by reportable segment of the Company were:

(In thousands)	Three-month periods ended June 30,		Six-month periods ended June 30,
	2021	2020	2021	2020
Revenues

Rental and other property revenues:
Residential properties	$51,765	$59,100	$102,284	$119,683
New Market Properties	26,876	26,105	53,843	54,108
Preferred Office Properties (1)	26,821	26,736	54,097	53,198
Total rental and other property revenues	105,462	111,941	210,224	226,989

Financing revenues	13,224	11,018	24,141	26,843
Miscellaneous revenues	20	21	41	30
Consolidated revenues	$118,706	$122,980	$234,406	$253,862

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of June 30, 2021, the Company has recorded deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $34.1 million which is included in the deferred revenues line on the consolidated balance sheets at June 30, 2021. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $1.9 million for both the six-month periods ended June 30, 2021 and 2020, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

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

Segment NOI for each reportable segment was as follows:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(In thousands)	2021	2020	2021	2020
Segment net operating income (Segment NOI)

Residential Properties	$30,029	$33,607	$59,252	$69,453
New Market Properties	19,163	18,155	37,759	37,974
Preferred Office Properties	19,343	19,347	38,977	39,015
Financing	13,221	11,018	24,132	26,843
Miscellaneous revenues	20	21	41	30

Consolidated segment net operating income	81,776	82,148	160,161	173,315

Interest expense:
Residential Properties	13,260	15,932	26,485	30,798
New Market Properties	6,490	6,587	12,934	13,337
Preferred Office Properties	6,652	6,699	13,320	13,557
Corporate	894	1,918	1,548	3,037
Depreciation and amortization:
Residential Properties	21,380	26,755	43,474	51,140
New Market Properties	11,624	13,308	23,386	26,722
Preferred Office Properties	11,672	11,670	23,586	23,351
Corporate	56	60	113	89
Equity compensation to directors and executives	925	246	1,499	476
Management fees, net of waived fees	—	—	—	1,963
Management Internalization	240	458	485	179,251
Allowance for expected credit losses	(845)	482	(323)	5,615
(Gain) / loss on sale of real estate	—	—	(798)	—
(Gain) / loss on sale of land, net	—	—	—	(479)
(Gain) / loss on extinguishment of debt	—	6,156	—	6,156
Loss from unconsolidated joint venture	175	—	369	—
Corporate G&A	7,696	7,827	15,235	13,775

Net income (loss)	$1,557	$(15,950)	$(1,152)	$(195,473)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

(In thousands, except per-share figures)	Three-month periods ended June 30,		Six-month periods ended June 30,
	2021	2020	2021	2020
Numerator:
Operating income (loss) before gains on sales of real estate and loss from unconsolidated joint venture	$29,028	$21,342	$52,706	$(129,067)
Loss from unconsolidated joint venture	(175)	—	(369)	—
Gain on sale of real estate	—	—	798	—

Operating income (loss)	28,853	21,342	53,135	(129,067)
Interest expense	27,296	31,136	54,287	60,729
Loss on extinguishment of debt	—	(6,156)	—	(6,156)
Gain on sale of land	—	—	—	479

Net income (loss)	1,557	(15,950)	(1,152)	(195,473)
Net (income) loss attributable to non-controlling interests (A)	(3)	266	59	3,407

Net income (loss) attributable to the Company	1,554	(15,684)	(1,093)	(192,066)

Dividends declared to preferred stockholders (B)	(33,983)	(35,624)	(67,803)	(68,692)
Net loss attributable to unvested restricted stock (C)	(138)	(11)	(280)	(13)

Net loss attributable to common stockholders	$(32,567)	$(51,319)	$(69,176)	$(260,771)

Denominator:
Weighted average number of shares of Common Stock - basic	50,518	48,220	50,277	47,674

Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	50,518	48,220	50,277	47,674

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.64)	$(1.06)	$(1.38)	$(5.47)

(A) The Company's outstanding Class A Units of the Operating Partnership (497 and 742 Units at June 30, 2021, and 2020, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,647 and 2,026 outstanding shares of Series A Preferred Stock at June 30, 2021 and 2020, respectively and 217 and 68 outstanding shares of Series A1 Preferred Stock at June 30, 2021 and 2020, respectively. The Company's mShares accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 86 and 93 mShares outstanding at June 30, 2021 and 2020, respectively. The Company's shares of Series M1 Preferred Stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 25 and 5 shares of Series M1 Preferred Stock outstanding at June 30, 2021 and 2020, respectively.

(C) The Company's outstanding unvested restricted share awards (704 and 548 shares of Common Stock at June 30, 2021 and 2020, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 23,235 shares of Common Stock; (ii) 62 Class B Units; (iii) 704 shares of unvested restricted common stock; (iv) 69 outstanding Restricted Stock Units; and (v) 480 PSUs are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

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

	As of June 30, 2021
(In thousands)	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$293,045	$299,145	$—	$—	$299,145
Notes receivable and line of credit receivable	11,988	11,988	—	—	11,988
	$305,033	$311,133	$—	$—	$311,133
Financial Liabilities:
Mortgage notes payable	$2,680,426	$2,683,785	$—	$—	$2,683,785
Revolving line of credit	56,500	56,500	—	—	56,500
	$2,736,926	$2,740,285	$—	$—	$2,740,285

	As of December 31, 2020
(In thousands)	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$302,423	$315,074	$—	$—	$315,074
Notes receivable and line of credit receivable	10,874	10,874	—	—	10,874
	$313,297	$325,948	$—	$—	$325,948
Financial Liabilities:
Mortgage notes payable	$2,640,705	$2,666,471	$—	$—	$2,666,471
Revolving line of credit	22,000	22,000	—	—	22,000
	$2,662,705	$2,688,471	$—	$—	$2,688,471

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

of the loan, based on the outstanding loan balances at June 30, 2021 and December 31, 2020, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

On July 29, 2021, the Company sold five office properties (Galleria 75, 150 Fayetteville, Capitol Towers, CapTrust and Morrocroft) and its 8West real estate loan investment in a single transaction, for a gross sales price of approximately $645.5 million. Aggregate net proceeds were approximately $241.5 million, after the satisfaction of approximately $404 million of property level debt and other closing adjustments and costs. Based on estimated closing costs, the Company will recognize a loss on sale of between $20 and $21 million in the third quarter. A portion of the proceeds was used to call approximately $221.6 million of the Company's outstanding Series A Redeemable Preferred Stock on August 3, 2021.

Between July 1, 2021 and July 31, 2021, the Company issued 532,917 shares of Common Stock under the 2019 ATM Offering, for aggregate gross proceeds of approximately $5.5 million and, after deducting commissions and other costs, net proceeds of approximately $5.4 million.

On July 8, 2021, the Company completed the acquisition of a 231-unit multifamily community located in Ft. Worth, Texas.

On July 19, 2021, the Company closed on the sale of Vineyards, a 369-unit multifamily community located in Houston, Texas.

On July 22, 2021, the Company entered into an agreement to sell two office properties, Armour Yards and 251 Armour Yards (the “Armour Yards Portfolio”), to Northwood Investors.

On August 6, 2021, the Company's board of directors declared a quarterly dividend on its Common Stock of $0.175 per share, payable on October 15, 2021 to stockholders of record on September 15, 2021.

Between July 1, 2021 and July 31, 2021, we issued 29,552 shares of Series A1 Preferred Stock and collected net proceeds of approximately $26.6 million after commissions and fees and issued 2,743 shares of Series M1 Preferred Stock and collected net proceeds of approximately $2.7 million after commissions and fees. During the same period, we redeemed 9,735 shares of Series A Preferred Stock, 871 mShares, 70 shares of Series A1 Preferred Stock, and 52 shares of Series M1 Preferred Stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

    During the three-month period ended June 30, 2021, we acquired The Ellison, a 250-unit multifamily community located in suburban Atlanta, Georgia, and we closed on two real estate loan investments in the combined amount of up to approximately $17.1 million, in partial support of the development of a 316-unit multifamily community in Savannah, Georgia.

    During the three-month period ended June 30, 2021, we issued 33,167 shares of Series A1 Preferred Stock and collected net proceeds of approximately $29.9 million. During the same period, we issued 4,705 shares of Series M1 Preferred Stock and collected net proceeds of approximately $4.6 million. We also issued and sold an aggregate of 1,442,214 shares of Common Stock under our ATM Offering, generating gross proceeds of approximately $15.1 million and, after deducting commissions and other costs, net proceeds of approximately $14.9 million. Our equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On July 29, 2021, we sold five office properties (Galleria 75, 150 Fayetteville, Capitol Towers, CapTrust and Morrocroft) and our 8West real estate loan investment in a single transaction for a gross sales price of approximately $645.5 million. Based on estimated closing costs, we will recognize a loss on sale of between $20.0 and $21.0 million in the third quarter. Upon the closing of this transaction, we expect the disposition of these assets to result in a potentially material decrease in our revenues and results of operations. We used part of the proceeds from the sale to call approximately $221.6 million of Series A Preferred Stock on August 3, 2021.

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
•    the impact of the coronavirus (COVID-19) pandemic, including any variants, on our business operations and the economic conditions in the markets in which we operate;
•     our ability to mitigate the impacts arising from COVID-19 or any variants thereof;
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
•     changes in market rental rates, including the potential for the slowing of recent multifamily rent growth;
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

Multifamily Communities

We continue to believe in the health of the multifamily industry, which is driven by both favorable demographic tailwinds and strong economic fundamentals.

Two of the nation’s largest generational cohorts - an estimated 72 million Millennials and 72 million Baby Boomers – continue to create demand for multifamily housing. Lifestyle trends within these groups support the multifamily thesis, with Millennials seeking flexibility and Baby Boomers looking to downsize and reduce ongoing maintenance required with home ownership. These trends are further amplified within our footprint and strategy: operating newly-constructed Class A communities in growing Sunbelt suburban markets. The Sunbelt continues to benefit from in-migration trends as weather, affordability and friendly business environments attract households and corporations alike. Millennials, who on average are forming households and starting families later than prior generations, are now searching for additional square footage, relative affordability and good schools; attributes that are generally more prevalent in the suburbs.

Fundamentally, the multifamily industry is benefiting from the current housing shortage in the United States, which Freddie Mac estimates at 3.8 million housing units as of the fourth quarter of 2020, an increase in the housing stock deficit of 52% from the 2.5 million housing units Freddie Mac estimated in 2018. Furthermore, we believe the U.S. is in the early stages of an economic expansion, which we believe will drive job growth and lead to increased multifamily demand. The sector continues to show resiliency and positive momentum as forecasts generally support stable occupancy, rent growth and net absorption of units.

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

New Market Properties

We specialize in owning and operating shopping centers anchored by market-leading grocers complemented by convenience-based retailers across high growth suburban Sunbelt markets. These centers are primarily anchored by Publix, Kroger, Harris Teeter and other market share leading grocers with high sales per square foot. Our focus on an e-commerce resilient, convenience and essential focused merchandising mix benefited from the accelerated pandemic recovery in the Sunbelt with foot traffic returning above pre-pandemic levels in our core portfolio, according to Placer.ai.

The second quarter continued to show strong signs of an expedited recovery in the retail sector amidst continued rollout of the COVID-19 vaccine and easing restrictions across the U.S. Consumers evidenced their desire to get back to their pre-pandemic lifestyles by returning to in person, brick and mortar shopping. Recognizing the accelerated recovery, the National Retail Federation ("NRF") raised their projected 2021 retail sales growth to 10.5% to 13.5%, up from the originally projected 6.5%. The NRF attributes their increased projections to Americans getting back to work and returning to their pre-pandemic spending habits.

Our retail portfolio is predominately located in affluent and growing suburbs across the Sunbelt that have tremendously benefited from the accelerated migration trends. In car dependent areas, or suburbs, in the US, home prices have increased 33% since the pandemic compared to a 16% increase in more transit-oriented urban core areas. The influx in demand in the suburbs generates further confidence in our retail portfolio’s strong positioning as the dominant neighborhood shopping center in many of these flourishing suburbs.

We are encouraged by the strong retailer demand in our shopping centers and are strategically focusing on improving our overall merchandising mix to better our positioning in the ever changing retail landscape. Our grocery partners are all engaged in further developing their curbside pickup and Buy Online Pickup in Store ("BOPIS") offerings as they establish themselves as the optimal last mile touchpoint for shoppers. Our tenant base has proven its resiliency during the pandemic. Our grocery partners continue to thrive, and our e-commerce and convenience focused tenancy is positioned well to benefit from the strong tailwinds that the suburbs throughout the Sunbelt are experiencing today.

Preferred Office Properties

               Preferred Office Properties operates a 3.2 million square foot portfolio of Class A office assets in markets across the Sunbelt. New leasing activity has slowed and sublease availability has increased in most markets due to uncertainty from COVID-19. We expect to see some level of continued soft demand in the near-term. Despite these challenges, the Company’s office investments are 91% leased with only approximately 5.7% of the portfolio leases expiring through the end of 2022. Furthermore, multi-year contractual leases and rent schedules paired with high quality tenant balance sheets have offered protection against adverse impacts of COVID-19.

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

As previously announced and referenced in the Subsequent Events section footnote of our Supplemental Financial Data Report, the company sold a substantial majority of its office assets to Highwoods Properties on July 29, 2021. The sale of these assets marks a continuation of our stated strategy to simplify our investment focus and realign our balance sheet. We used almost all of the proceeds from this sale to call over $221 million worth of our Series A Preferred Stock. This call represented all of the Series A Preferred Stock available to us to call at the time.

Critical Accounting Policies
    There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-
K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

    As of June 30, 2021, we had 1,161,748 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2021, a total of 531,522 Warrants had been exercised into 10,630,440 shares of Common stock. The 1,161,748 Warrants outstanding at June 30, 2021 have exercise prices that range between $19.50 and $26.34 per share. If all the Warrants outstanding at June 30, 2021 became exercisable and were exercised, gross proceeds to us would be approximately $472.0 million and we would as a result issue an additional 23,234,960 shares of Common Stock.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

    Certain financial highlights of our results of operations for the three-month and six-month periods ended June 30, 2021 and 2020 were:

	Three months ended June 30,		% change	Six months ended June 30,		% change
	2021	2020		2021	2020

Revenues (in thousands)	$118,706	$122,980	(3.5)%	$234,406	$253,862	(7.7)%

Per share data:
Net income (loss) (1)	$(0.64)	$(1.06)	—	$(1.38)	$(5.47)	—
FFO (2)	$0.23	$(0.01)	—	$0.39	$(3.39)	—
Core FFO (2)	$0.33	$0.22	50.0%	$0.58	$0.50	16.0%
AFFO (2)	$0.17	$0.05	240.0%	$0.34	$0.52	(34.6)%
Dividends (3)	$0.175	$0.175	—	$0.35	$0.4375	(20.0)%

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
(3) Per share of Common Stock and Class A Unit outstanding.

Financial

•Our total revenues for the quarter ended June 30, 2021 decreased approximately $4.3 million, or 3.5%, to $118.7 million from the quarter ended June 30, 2020, due to the absence of revenues from the eight student housing properties that we sold on November 3, 2020. The student housing properties contributed approximately $12.0 million, or 9.8% of our total revenues for the quarter ended June 30, 2020. Excluding the student housing properties' contributions to the second quarter 2020, our total revenues would have increased $7.7 million, or 7.0%.

•Our net loss per share was $(0.64) and $(1.06) for the three-month periods ended June 30, 2021 and 2020, respectively. Funds From Operations, or FFO, was $0.23 and $(0.01) per weighted average share of Common Stock and Class A Unit outstanding for the three months ended June 30, 2021 and 2020, respectively. The increase in FFO per share was driven by:

*the absence of the loss on extinguishment of debt that was incurred in second quarter 2020 of $0.13 per share;
*lower preferred stock dividends of $0.10 per share;
*purchase option termination revenue from the repayment of our Vintage Destin loan of $0.05 per share;
*lower interest expense of $0.05 per share;
*improved property results and increases from acquired properties of $0.03 per share;
*lower FFO resulting from the sale of our student housing properties in the fourth quarter 2020 of ($0.08) per share; and
*lower current interest from our real estate loan investment portfolio of ($0.02).

•Our Core FFO per share (A) increased to $0.33 for the second quarter 2021 from $0.22 for the second quarter 2020, due to:
*lower preferred stock dividends of $0.10 per share;
*purchase option termination revenue from the repayment of our Vintage Destin loan of $0.05 per share;
*lower interest expense of $0.05 per share;
*improved property results and increases from acquired properties of $0.03 per share;
*lower Core FFO resulting from the sale of our student housing properties in the fourth quarter 2020 of ($0.08) per share; and
*lower current interest from our real estate loan investment portfolio of ($0.02).

•Our AFFO per share increased to $0.17 for the second quarter 2021 from $0.05 for the second quarter 2020 due to:

*lower preferred stock dividends of $0.10 per share;
*cash received from purchase option terminations of $0.06 per share;
*lower interest expense of $0.05 per share;
*improved property results and increases from acquired properties of $0.03 per share;

*accrued interest received of $0.03 per share;
*lower AFFO resulting from the sale of our student housing properties in the fourth quarter 2020 of ($0.08) per share;
*cash paid for closing costs for our renewed revolving line of credit of ($0.04) per share;
*lower current interest from our real estate loan investment portfolio of ($0.02); and
*higher recurring capital expenditures of ($0.01) per share.

•Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 55.3% and our Core FFO payout ratio to our preferred stockholders was approximately 66.8% for the second quarter 2021. (B)

•Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 110.3% and our AFFO payout ratio to our preferred stockholders was approximately 80.0% for the second quarter 2021.

•As of June 30, 2021, our total assets were approximately $4.3 billion, a decrease from our total assets of approximately $4.8 billion at June 30, 2020, that primarily resulted from the sale of our student housing portfolio during the fourth quarter 2020 for approximately $478.7 million.

(A) Our Core FFO result for the three-month period ended June 30, 2020 has been amended to reflect the movement of the adjustment for expense for current expected credit losses from an adjustment for Core FFO to an adjustment for AFFO.

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

Operational

•Our rental rates for our multifamily same-store properties for new and renewal leases increased 11.6% and 5.3% respectively for second quarter 2021 as compared to the expiring leases, excluding shorter-term leases.

•Our rental rates for our multifamily same-store properties for new and renewal leases increased 21.3% and 7.5% respectively for July 2021 as compared to the expiring leases, excluding shorter-term leases.
•As of June 30, 2021, the average age of our multifamily communities was approximately 6.6 years, which is the youngest in the public multifamily REIT industry.

•As of June 30, 2021, all of our owned multifamily communities had achieved stabilization except for one second quarter 2021 acquisition. We define stabilization as reaching 93% for all three consecutive months within a single quarter.

•The average physical occupancy of our same-store multifamily communities increased to 96.9% for the three-month period ended June 30, 2021 from 94.7% for the three-month period ended June 30, 2020 and 95.8% for the three-month period ended March 31, 2021.

•Our average recurring rental revenue collections before and after any effect of rent deferrals for the second quarter 2021 were approximately 99.3% and 99.3% for multifamily communities, 98.9% and 98.9% for grocery-anchored retail properties and 99.7% and 99.9% for office properties, respectively. Rent deferments provided to our residents and tenants are limited and are primarily related to a change of timing of rent payments with no significant changes to total payments or term.

•We granted an additional $78,000 of deferred retail rent during the second quarter 2021, raising the total deferred retail rent granted to approximately $2.0 million, or approximately 1.7% of recurring retail rental revenue cumulatively over the last five quarters. Including this deferred rent, our average recurring rental revenue collections were 98.9%, 98.7%, 98.7% and 97.9% for second quarter 2021, first quarter 2021, fourth quarter 2020 and third quarter 2020, respectively. As of June 30, 2021, $1.2 million of the $2.0 million of deferred rent was in repayment, of which 93.7% has been collected. In addition to the deferrals, we granted an additional $200,000 of COVID-related abatements to retail tenants, raising the total abatement granted to $876,000, or approximately 0.7% of our retail portfolio's recurring rental revenues cumulatively over the last five quarters. These rental abatements were generally accompanied by an increase in the tenant’s lease term or the lease terms were amended to be more favorable to us. We reduced our reserve by $216,000, or 0.8% of total retail revenue in the second quarter 2021, or 0.1% of our consolidated rental and other property revenues. Our retail portfolio's total rent reserves over the last five quarters were approximately $2.1 million, or approximately 1.8% of our retail portfolio's recurring rental revenues cumulatively over the same period.

Financing and Capital Markets

•As of June 30, 2021, approximately 95.7% of our permanent property-level mortgage debt has fixed interest rates and approximately 0.8% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates. Our overall weighted average interest rate for our mortgage debt portfolio was 3.47% for multifamily communities, 4.13% for office properties, 3.89% for grocery-anchored retail properties and 3.72% in the aggregate.

•At June 30, 2021, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 56.4%.

•At June 30, 2021, we had $143.5 million available to be drawn on our revolving line of credit and approximately $37.1 million of cash on hand.

•During the second quarter 2021, we issued and sold an aggregate of 37,872 shares of preferred stock and redeemed or called an aggregate of 47,986 shares of preferred stock, resulting in a net reduction of 10,114 outstanding shares of preferred stock, for a net redemption cost of approximately $12.9 million. For the period of November 1, 2020 through August 3, 2021, we issued and sold an aggregate of 143,498 shares of preferred stock and redeemed or called an aggregate of 558,190 shares of preferred stock, resulting in a net reduction of 414,692 outstanding shares of preferred stock, for a net redemption cost of approximately $425.0 million.

•During the second quarter 2021, we issued and sold an aggregate of 1,442,214 shares of Common Stock under our 2019 ATM Offering, generating gross proceeds of approximately $15.1 million and, after deducting commissions and other costs, net proceeds of approximately $14.9 million.

Significant Transactions
•During the second quarter 2021, we closed on the acquisition of The Ellison, a 250-unit multifamily community located in suburban Atlanta, Georgia.

•During the second quarter 2021, we received the full principal amounts totaling approximately $23.5 million from the repayment of two real estate loan investments, plus a purchase option termination fee of approximately $3.0 million and $1.8 million of accrued interest from these loan payoffs. These transactions collectively returned approximately $28.3 million of capital to us during the second quarter for investment, preferred stock redemptions, or other corporate purposes.

•During the second quarter 2021, we originated two real estate loan investments with a combined commitment amount of $17.1 million, in support of the development of a 316-unit multifamily community in Savannah, Georgia.

Subsequent to Quarter End

•On July 29, 2021, we sold five office properties (Galleria 75, 150 Fayetteville, Capitol Towers, CapTrust and Morrocroft) and our 8West real estate loan investment in a single transaction, for a gross sales price of approximately $645.5 million. Based on estimated closing costs, the sale will result in a loss on sale of between $20.0 million and $21.0 million in the third quarter. We utilized a significant portion of the net proceeds to call approximately $221.6 million of our outstanding Series A Redeemable Preferred Stock on August 3, 2021.

•Between July 1, 2021 and July 31, 2021, the Company issued 532,917 shares of Common Stock under the 2019 ATM Offering, for aggregate gross proceeds of approximately $5.5 million at an average price of $10.30 per share.

•On July 8, 2021, we completed the acquisition of Alleia at Presidio, a 231-unit multifamily community located in Ft. Worth, Texas.

•On July 19, 2021, we closed on the sale of Vineyards, a 369-unit multifamily community located in Houston, Texas.

•On August 6, 2021, our board of directors declared a quarterly dividend on our Common Stock of $0.175 per share, payable on October 15, 2021 to stockholders of record on September 15, 2021.

•On July 22, 2021, we entered into an agreement to sell two office properties, Armour Yards and 251 Armour Yards (the “Armour Yards Portfolio”), to Northwood Investors.

Real Estate Loan Investments

    Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options and rights of first offer, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, with discounts up to 15 basis points (if any), depending on the loan. As the market has become more competitive, our ability to negotiate purchase option discounts has become more difficult and we expect that to continue for the foreseeable future. Our purchase options are unlikely to include any discounts going forward unless the market has a significant change or reversal.

As of June 30, 2021, potential property acquisitions and units from projects in our real estate loan investment portfolio consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities
Purchase options at discount to market:
V & Three	Charlotte, NC	338	S + 90 days (2)	S + 150 days (2)
The Anson	Nashville, TN	301	S + 90 days (2)	S + 150 days (2)
Southpoint	Fredericksburg, VA	240	S + 90 days (2)	S + 150 days (2)
Hidden River II	Tampa, FL	204	S + 90 days (2)	S + 150 days (2)

Purchase options with no discount or rights of first offer:
Hudson at Metro West	Orlando, FL	320	S + 90 days (2)	S + 150 days (2)
Vintage Horizon West	Orlando, FL	340	(3)	(3)
Vintage Jones Franklin	Raleigh, NC	277	(3)	(3)
Club Drive	Atlanta, GA	352	(5)	(5)
Populus at Pooler	Savannah, GA	316	(6)	(6)
Cameron Square	Alexandria, VA	302	(4)	(4)
Solis Chestnut Farm	Charlotte, NC	256	(4)	(4)
Solis Cumming Town Center	Atlanta, GA	320	(4)	(4)

Office property
8West	Atlanta, GA	—	(7)	(7)

		3,566
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
(6) The option period begins upon the property's achievement of 80% occupancy. If we are unable to reach an agreement on the property's market value, we have a right of first offer.
(7) The real estate loan investment supporting the 8West office building and five of our office properties were sold to Highwoods Properties, an unrelated party, on July 29, 2021.

Three-month and six-month periods ended June 30, 2021 compared to 2020

    The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month and six-month periods ended June 30, 2021 versus 2020:

Preferred Apartment Communities, Inc.	Three-month periods ended June 30,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental and other property revenues	$105,161	$111,574	$(6,413)	(5.7)%
Interest income on loans and notes receivable	12,814	10,407	2,407	23.1%
Interest income from related parties	410	604	(194)	(32.1)%
Miscellaneous revenues	321	395	(74)	(18.7)%

Total revenues	118,706	122,980	(4,274)	(3.5)%

Operating expenses:
Property operating and maintenance	15,580	17,283	(1,703)	(9.9)%
Property salary and benefits	4,914	5,720	(806)	(14.1)%
Property management costs	927	1,042	(115)	(11.0)%
Real estate taxes and insurance	15,509	16,787	(1,278)	(7.6)%
General and administrative	7,696	7,827	(131)	(1.7)%
Equity compensation to directors and executives	925	246	679	276.0%
Depreciation and amortization	44,732	51,793	(7,061)	(13.6)%
Allowance for expected credit losses	(845)	482	(1,327)	—
Management internalization expense	240	458	(218)	(47.6)%

Total operating expenses	89,678	101,638	(11,960)	(11.8)%

Operating income (loss) before loss from unconsolidated joint venture	29,028	21,342	7,686	36.0%
Loss from unconsolidated joint venture	(175)	—	(175)	—
Operating income	28,853	21,342	7,511	—
Interest expense	27,296	31,136	(3,840)	(12.3)%
Loss on extinguishment of debt	—	(6,156)	6,156	—

Net income (loss)	1,557	(15,950)	17,507	—
Consolidated net (income) loss attributable to non-controlling interests	(3)	266	(269)	(101.1)%

Net income (loss) attributable to the Company	$1,554	$(15,684)	$17,238	—

Preferred Apartment Communities, Inc.	Six-month periods ended June 30,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental and other property revenues	$209,620	$223,440	$(13,820)	(6.2)%
Interest income on loans and notes receivable	23,326	23,846	(520)	(2.2)%
Interest income from related parties	815	3,141	(2,326)	(74.1)%
Miscellaneous revenues	645	3,435	(2,790)	(81.2)%

Total revenues	234,406	253,862	(19,456)	(7.7)%

Operating expenses:
Property operating and maintenance	30,829	34,129	(3,300)	(9.7)%
Property salary and benefits	9,735	10,911	(1,176)	(10.8)%
Property management costs	2,032	3,045	(1,013)	(33.3)%
Real estate taxes and insurance	31,649	32,462	(813)	(2.5)%
General and administrative	15,235	13,775	1,460	10.6%
Equity compensation to directors and executives	1,499	476	1,023	214.9%
Depreciation and amortization	90,559	101,302	(10,743)	(10.6)%
Asset management and general and administrative expense fees to related party	—	3,099	(3,099)	—
Allowance for expected credit losses	(323)	5,615	(5,938)	—
Management internalization expense	485	179,251	(178,766)	(99.7)%

Total operating expenses	181,700	384,065	(202,365)	(52.7)%

Waived asset management and general and administrative expense fees	—	(1,136)	1,136	—

Net operating expenses	181,700	382,929	(201,229)	(52.5)%

Operating income (loss) before loss from unconsolidated joint venture and gain on sale of real estate	52,706	(129,067)	181,773	(140.8)%
Loss from unconsolidated joint venture	(369)	—	(369)	—
Gain on sale of real estate, net	798	—	798	—
Operating income (loss)	53,135	(129,067)	182,202	—
Interest expense	54,287	60,729	(6,442)	(10.6)%
Loss on extinguishment of debt	—	(6,156)	6,156	—
Gain on sale of land	—	479	(479)	—

Net loss	(1,152)	(195,473)	194,321	—
Consolidated net loss attributable to non-controlling interests	59	3,407	(3,348)	(98.3)%

Net loss attributable to the Company	$(1,093)	$(192,066)	$190,973	—

New Market Properties, LLC

    Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers. Comparative statements of operations of New Market Properties, LLC for the three-month and six-month periods ended June 30, 2021 versus 2020 are presented below. These statements of operations exclude certain allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three-month periods ended June 30,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$26,876	$26,105	$771	3.0%

Operating expenses:
Property operating and maintenance	3,325	3,216	109	3.4%
Property management fees	540	606	(66)	(10.9)%
Real estate taxes and insurance	3,848	4,129	(281)	(6.8)%
General and administrative	902	976	(74)	(7.6)%
Equity compensation to directors and executives	64	15	49	326.7%
Depreciation and amortization	11,624	13,308	(1,684)	(12.7)%
Total operating expenses	20,303	22,250	(1,947)	(8.8)%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	6,573	3,855	2,718	70.5%
Loss from unconsolidated joint venture	(175)	—	(175)	—
Operating income	6,398	3,855	2,543	66.0%

Interest expense	6,490	6,587	(97)	(1.5)%
Gain on sale of land	15	—	15	—
Net income (loss)	(77)	(2,732)	2,655	(97.2)%

Consolidated net loss (income) attributable to non-controlling interests	(11)	(8)	(3)	—

Net income (loss) attributable to the Company	$(66)	$(2,724)	$2,658	—

New Market Properties, LLC	Six-month periods ended June 30,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$53,843	$53,944	$(101)	(0.2)%
Interest income on notes receivable	—	164	(164)	—
Total revenues	53,843	54,108	(265)	(0.5)%

Operating expenses:
Property operating and maintenance	6,793	6,540	253	3.9%
Property management fees	1,199	1,393	(194)	(13.9)%
Real estate taxes and insurance	8,092	8,201	(109)	(1.3)%
General and administrative	1,806	1,717	89	5.2%
Equity compensation to directors and executives	94	28	66	235.7%
Depreciation and amortization	23,386	26,722	(3,336)	(12.5)%
Asset management and general and administrative expense fees to related parties	—	720	(720)	—
Total operating expenses	41,370	45,321	(3,951)	(8.7)%
Waived asset management and general and administrative expense fees	—	(17)	17	—
Net operating expenses	41,370	45,304	(3,934)	(8.7)%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	12,473	8,804	3,669	41.7%
Loss from unconsolidated joint venture	(369)	—	(369)	—
Operating income	12,104	8,804	3,300	37.5%

Interest expense	12,934	13,337	(403)	(3.0)%
Gain on sale of land	15	479	(464)	—
Net income (loss)	(815)	(4,054)	3,239	(79.9)%

Consolidated net loss (income) attributable to non-controlling interests	(35)	(39)	4	—

Net income (loss) attributable to the Company	$(780)	$(4,015)	$3,235	—

Recent acquisitions

Our dispositions (partially offset by acquisitions) of real estate assets since January 1, 2020 were the primary drivers behind our decreases in rental and property revenues and property operating expenses for the three-month and six-month periods ended June 30, 2021 versus 2020, as listed in the tables below:
    Real estate assets acquired

Acquisition date	Property	Location	Units	Leasable square feet

	Residential Properties:
3/31/2020	Horizon at Wiregrass	Tampa, FL	392	—
4/30/2020	Parkside at the Beach	Panama City Beach, FL	288	—
11/2/2020	The Blake	Orlando, FL	281	—
12/15/2020	The Menlo	Jacksonville, FL	332	—
6/30/2021	The Ellison	Atlanta, GA	250	—

	New Market Properties:
1/29/2020	Wakefield Crossing	Raleigh, NC	—	75,927
3/19/2020	Midway Market	Dallas, TX	—	85,599

			1,543	161,526

Real estate assets sold

Disposition date	Property	Location	Units	Beds

	Student housing properties:
11/3/2020	North by Northwest	Tallahassee, FL	219	679
11/3/2020	SoL	Tempe, AZ	224	639
11/3/2020	Stadium Village	Atlanta, GA	198	792
11/3/2020	Ursa	Waco, TX	250	840
11/3/2020	The Tradition	College Station, TX	427	808
11/3/2020	Knightshade	Orlando, FL	221	894
11/3/2020	The Bloc	Lubbock, TX	140	556
11/3/2020	Rush	Charlotte, NC	332	887

	Multifamily community:
11/12/2020	Avenues at Creekside	San Antonio, TX	395	—

Rental and other property revenues

    Rental and other property revenues decreased 5.7% and 6.2% for the three-month and six-month periods ended June 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020. Changes in occupancy rates and in percentages of leased space and rent growth are the primary drivers of changes in rental revenue from our owned properties. Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

Interest income

    Interest income from our real estate loan and note investments increased 23.1% for the three-month period ended June 30, 2021 versus the corresponding period of 2020, primarily due to the recognition in full of a purchase option discount of approximately $3.0 million from our Vintage Destin real estate loan investment that was repaid on June 1, 2021. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $279.5 million at June 30, 2021 from $323.2 million at June 30, 2020. Interest income from related parties decreased 32.1% and 74.1% for the three-month and six-month periods ended June 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the repayment of the Wiregrass real estate loan investment and the recognition of all the purchase option termination revenue on the loan during 2020. We recorded interest income and other revenue from these instruments as presented in Note 4 to our Consolidated Financial Statements.

Miscellaneous revenues

Miscellaneous revenues decreased 81.2% for the six-month period ended June 30, 2021 versus the corresponding period of 2020, primarily due to the recognition of a forfeited earnest money deposit of $2.75 million from a prospective purchaser of six of our student housing properties during the first quarter 2020.

Property operating and maintenance

Property operating and maintenance costs decreased 9.9% and 9.7% for the three-month and six-month periods ended June 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

Property salary and benefits

Property salary and benefits costs decreased 14.1% and 10.8% for the three-month and six-month periods ended June 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020 and the absence in the 2021 periods of costs for individuals who handled the on-site management, operations and maintenance of the student housing properties.

Property management costs

Property management costs decreased 11.0% and 33.3% for the three-month and six-month periods ended June 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the cessation of property management fees paid to our Former Manager effective with our Internalization on January 31, 2020. In addition, the decrease for the three-month period ended June 30, 2021 was due to the absence of property management costs related to our student housing properties. We paid fees for property management services to our Former Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management costs were generally 4% of gross property revenues, of which generally 2.0% to 2.5% were paid to a third party management company. Property management costs for office building assets are 1.25% to 2.00% and are paid to a third party property management company.

Real estate taxes and insurance

Real estate taxes and insurance costs decreased 7.6% and 2.5% for the three-month and six-month periods ended June 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020.

Equity compensation to directors and executives

Equity compensation expenses increased 276.0% and 214.9% for the three-month and six-month periods ended June 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to issuances of restricted stock and restricted stock units since March 31, 2020. These instruments have a collective fair value of approximately $12.9 million, that will be amortized as described in Note 8 to our Consolidated Financial Statements.

Asset management fees and general and administrative fees to related party

Monthly asset management fees and general and administrative expense fees ceased effective with the closing of our Internalization Transaction on January 31, 2020.

Allowance for expected credit losses

Our allowance for expected credit losses on our real estate loan investments decreased for the three-month and six-month periods ended June 30, 2021, versus the corresponding periods of 2020, primarily due to recent market movements in multifamily cap rates and valuations. Cap rate compression has pushed multifamily valuations higher, resulting in more protection for our real estate loan investments. Given this reduced risk, we reduced the reserves related to loans supporting multiple developments.

Management Internalization expense

    On January 31, 2020, we internalized the functions performed by the Former Manager and the Sub-Manager by acquiring the entities that own the Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months.

Interest expense

Our interest expense decreased 12.3% and 10.6% for the three-month and six-month periods ended June 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020.

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

Funds From Operations Attributable to Common Stockholders and Unitholders (“FFO”)

    FFO is one of the most commonly utilized Non-GAAP measures currently in practice. In its 2002 “White Paper on Funds From Operations,” which was restated in 2018, the National Association of Real Estate Investment Trusts ("NAREIT") standardized the definition of how Net income/loss should be adjusted to arrive at FFO, in the interests of uniformity and comparability. We have adopted the NAREIT definition for computing FFO as a meaningful supplemental gauge of our operating results, and as is most often presented by other REIT industry participants.

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

Less:
• non-cash loan interest income;
• cash paid for loan closing costs related to our Revolving Line of Credit;
• amortization of straight-line rent adjustments and acquired real estate intangible assets and/or liabilities;
• amortization of deferred revenues; and
• normally-recurring capital expenditures and capitalized second generation leasing costs.

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
		Three months ended June 30,
(In thousands, except per-share figures)		2021	2020

Net loss attributable to common stockholders (See note 1)		$(32,567)	$(51,319)

Add:	Depreciation of real estate assets	35,977	40,996
	Amortization of acquired intangible assets and deferred leasing costs	8,486	9,973
	Net loss attributable to Class A Unitholders (See note 2)	16	(249)
FFO attributable to common stockholders and unitholders		11,912	(599)

	Acquisition and pursuit costs	1	132
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	482	528
	Payment of costs related to property refinancing	118	6,863
	Internalization costs (See note 4)	240	458
	Deemed dividends for redemptions of and non-cash dividends on preferred stock	4,110	2,772
	Expenses related to the COVID-19 global pandemic (See note 5)	27	419
Core FFO attributable to common stockholders and unitholders (A)		16,890	10,573

Add:	Non-cash equity compensation to directors and executives	925	246
	Amortization of loan closing costs (See note 7)	1,245	1,177
	Depreciation/amortization of non-real estate assets	447	616
	Net loan origination fees received (See note 8)	386	200
	Deferred interest income received (See note 9)	1,569	—
	Amortization of lease inducements (See note 10)	452	447
Less:	Amortization of purchase option termination revenues in excess of cash received (See note 11)	(227)	(435)
	Non-cash loan interest income (See note 9)	(2,909)	(3,109)
	Non-cash (income) expense for current expected credit losses (See note 6)	(1,256)	(122)
	Cash paid for loan closing costs	(1,881)	—
	Amortization of acquired real estate intangible liabilities and SLR (See note 12)	(3,248)	(4,144)
	Amortization of deferred revenues (See note 13)	(941)	(941)
	Normally recurring capital expenditures (See note 14)	(2,977)	(2,124)

AFFO attributable to common stockholders and Unitholders		$8,475	$2,384

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$9,259	$8,624
	Distributions to Unitholders (See note 2)	87	130
	Total	$9,346	$8,754

Common Stock dividends and Unitholder distributions per share		$0.175	$0.175

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.23	$(0.01)
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.33	$0.22
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.17	$0.05

Weighted average shares of Common Stock and Units outstanding:
	Basic:
	Common Stock	50,518	48,220
	Class A Units	535	759
	Common Stock and Class A Units	51,053	48,979

	Diluted Common Stock and Class A Units (See note 15)	51,579	48,980

Actual shares of Common Stock outstanding, including 704 and 548 unvested shares
of restricted Common Stock at June 30, 2021 and 2020, respectively.		52,432	49,831
Actual Class A Units outstanding at June 30, 2021 and 2020, respectively.		497	742
	Total	52,929	50,573

(A) Our Core FFO result for the three-month period ended June 30, 2020 has been amended to reflect the movement of the adjustment for expense for current expected credit losses from an adjustment for Core FFO to an adjustment for AFFO.
See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders

Reconciliation of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO
to Net (Loss) Income Attributable to Common Stockholders (A)
		Six months ended June 30,
(In thousands, except per-share figures)		2021	2020

Net loss attributable to common stockholders (See note 1)		$(69,176)	$(260,771)

Add:	Depreciation of real estate assets	72,809	80,771
	Amortization of acquired intangible assets and deferred leasing costs	17,196	18,955
	Gain on sale of real estate	(798)	—
	Net loss attributable to Class A Unitholders (See note 2)	(17)	(3,343)
FFO attributable to common stockholders and unitholders		20,014	(164,388)
	Acquisition and pursuit costs	5	378
	Loan cost amortization on acquisition term notes and loan coordination fees (See note 3)	906	1,206
	Payment of costs related to property refinancing	118	6,863
	Internalization costs (See note 4)	485	179,251
	Deemed dividends for redemptions of and non-cash dividends on preferred stock	7,937	3,316
	Expenses related to the COVID-19 global pandemic (See note 5)	81	448
	Earnest money forfeited by prospective asset purchaser	—	(2,750)
Core FFO attributable to common stockholders and unitholders (A)		29,546	24,324

Add:	Non-cash equity compensation to directors and executives	1,499	476
	Amortization of loan closing costs (See note 7)	2,457	2,343
	Depreciation/amortization of non-real estate assets	891	1,172
	Net loan origination fees received (See note 8)	1,203	467
	Deferred interest income received (See note 9)	4,486	8,277
	Amortization of lease inducements (See note 10)	900	886
	Earnest money forfeited by prospective asset purchaser	—	2,750
	Cash received in excess of amortization of purchase option termination revenues (See note 11)	23	325
Less:	Non-cash loan interest income (See note 9)	(5,783)	(6,128)
	Non-cash (income) expense for current expected credit losses (See note 6)	(1,139)	4,408
	Cash paid for loan closing costs	(1,891)	—
	Amortization of acquired real estate intangible liabilities and SLR (See note 12)	(6,563)	(8,797)
	Amortization of deferred revenues (See note 13)	(1,881)	(1,881)
	Normally recurring capital expenditures (See note 14)	(6,330)	(3,542)

AFFO attributable to common stockholders and Unitholders		$17,418	$25,080
Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$18,250	$21,115
	Distributions to Unitholders (See note 2)	183	333
	Total	$18,433	$21,448

Common Stock dividends and Unitholder distributions per share		$0.35	$0.4375

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.39	$(3.39)
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.58	$0.50
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.34	$0.52
Weighted average shares of Common Stock and Units outstanding:
	Basic:
	Common Stock	50,277	47,674
	Class A Units	572	793
	Common Stock and Class A Units	50,849	48,467

	Diluted Common Stock and Class A Units (See note 15)	51,271	48,474

Actual shares of Common Stock outstanding, including 704 and 548 unvested shares
of restricted Common Stock at June 30, 2021 and 2020, respectively.		52,432	49,831
Actual Class A Units outstanding at June 30, 2021 and 2020, respectively.		497	742
	Total	52,929	50,573
(A) Our Core FFO result for the six-month period ended June 30, 2020 has been amended to reflect the movement of the adjustment for expense for current expected credit losses from an adjustment for Core FFO to an adjustment for AFFO.
See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to
Net Loss Attributable to Common Stockholders

1)Rental and other property revenues and property operating expenses for the three months ended June 30, 2021 include activity for the properties acquired since June 30, 2020. Rental and other property revenues and expenses for the three-month and six-month periods ended June 30, 2020 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)Non-controlling interests in our Operating Partnership, consisted of a total of 497,291 Class A Units as of June 30, 2021. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 1.05% and 1.55% for the three-month periods ended June 30, 2021 and 2020, respectively.

3)     We paid loan coordination fees to our Former Manager to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization Transaction. The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At June 30, 2021, aggregate unamortized loan coordination fees were approximately $10.9 million, which will be amortized over a weighted average remaining loan life of approximately 10.2 years.

4)    This adjustment reflects the add-back of (i) consideration paid to the owners of the Former Manager and Former Sub-Manager, (ii) accretion of the discount on the deferred liability payable to the owners of the Former Manager and (iii) due diligence and pursuit costs incurred by the Company related to the internalization of the functions performed by the Former Manager (the "Internalization Transaction").

5)    This additive adjustment to FFO consists of non-recurring costs for signage, cleaning and supplies necessary to create and maintain work environments necessary to adhere to CDC guidelines during the current COVID-19 pandemic. Since we do not expect to incur similar costs once the COVID-19 pandemic has subsided, we add these costs back to FFO in our calculation of Core FFO.

6)    Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan. This loss reserve may be adjusted upward or downward over the lives of our loans and therefore the aggregate net adjustment for each period could be positive (removing the non-cash effect of a net increase in aggregate loss reserves) or negative (removing the non-cash effect of a net decrease in aggregate loss reserves) in these adjustments to Core FFO in calculating AFFO.

7)    We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At June 30, 2021, unamortized loan costs on all the Company's indebtedness were approximately $30.9 million, which will be amortized over a weighted average remaining loan life of approximately 8.5 years.

8)    We receive loan origination fees in conjunction with the origination of certain real estate loan investments. These fees are then recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. The total fees received are additive adjustments in the calculation of AFFO. Correspondingly, the amortized non-cash income is a deduction in the calculation of AFFO. Over the lives of certain loans, we accrue additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. This non-cash interest income is subtracted from Core FFO in our calculation of AFFO. The amount of additional accrued interest becomes an additive adjustment to FFO once received from the borrower.

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

12)    This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At June 30, 2021, the balance of unamortized below-market lease intangibles was approximately $47.8 million, which will be recognized over a weighted average remaining lease period of approximately 8.4 years.

13)    This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

14)    We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $17,000 and $35,000 of recurring capitalized expenditures incurred at our corporate offices during the three-month and six-month periods ended June 30, 2021. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures. See Capital Expenditures, Grocery-Anchored Shopping Center Portfolio, and Office Building Portfolio sections for definitions of these terms.

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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On May 4, 2021, Carveout and PAC-OP, (collectively, the “Borrowers”) and the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement which (i) extended the maturity date for the Revolving Facility to May 4, 2024, with an option to extend the maturity date to May 4, 2025, (ii) added Carveout as a borrower and (iii) modified certain of the financial covenants. As of June 30, 2021, the outstanding balance on the Revolving Facility was approximately $56.5 million. The Revolving Line of Credit accrues interest at a variable rate of KeyBank's prime rate plus 0.5%, the Adjusted Eurodollar Rate for a one-month interest period plus 1.00%, or the one- or three-month per annum LIBOR, as selected by the Borrowers, plus an applicable margin of 1.50% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.63% for the six months ended June 30, 2021. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.20% or 0.25% per annum, depending upon our outstanding Credit Facility balance. At June 30, 2021, we had $143.5 million available to be drawn by us on the Revolving Line of Credit.

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

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of June 30, 2021, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement, as amended. Our results with respect to such compliance are presented in Note 9 to the company's Consolidated Financial Statements.

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

    On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain the Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At June 30, 2021, we had $90 million available to be drawn by us on the Acquisition Facility.

    Our net cash provided by operating activities for the six-month period ended June 30, 2021 was approximately $101.9 million and net cash used in operating activities for the six-month period ended June 30, 2020 was approximately $21.1 million. The Internalization transaction that closed in the first quarter 2020 reflected one-time cash payments to the entities that owned the Former Manager and Former Sub-Manager that totaled approximately $111.1 million, plus approximately $3.8 million in related professional fees.

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

    Our net cash used in investing activities for the six-month periods ended June 30, 2021 and 2020 was approximately $70.9 million and $177.7 million, respectively. For the six-month period ended June 30, 2021, cash disbursed for property acquisitions totaled approximately $67 million, as compared to approximately $186.0 million for the six-month period ended June 30, 2020.

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

For the six-month period ended June 30, 2021, our capital expenditures for our multifamily communities, not including changes in related payables, were as follows:

(In thousands, except per-unit amounts)	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$356	$31.92	$—	$—	$356	$31.92
Carpets	960	86.12	—	—	960	86.12
Wood flooring / vinyl	150	13.43	254	22.83	404	36.26
Blinds and ceiling fans	74	6.66	—	—	74	6.66
Fire safety	—	—	220	19.71	220	19.71
Furnace, air (HVAC)	331	29.76	—	—	331	29.76
Computers, equipment, misc.	25	2.24	125	11.11	150	13.35
Elevators	—	—	20	1.82	20	1.82
Exterior painting and lighting	—	—	1,369	122.84	1,369	122.84
Leasing office / common amenities	37	3.32	449	40.29	486	43.61
Major structural	—	—	921	82.68	921	82.68
Cabinets, countertops and unit upgrades	—	—	390	35.01	390	35.01
Landscaping & fencing	—	—	374	33.54	374	33.54
Parking lots and sidewalks	19	1.72	133	11.99	152	13.71
Signage and sanitation	—	—	31	2.77	31	2.77

	$1,952	$175.17	$4,286	$384.59	$6,238	$559.76

    In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the six-month periods ended June 30, 2021 and 2020 totaled $3.3 million and $0.9 million, respectively, and within our office properties portfolio for the six-month periods ended June 30, 2021 and 2020 totaled $1.1 million and $0.5 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center and office properties portfolios (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

    At June 30, 2021, we had restricted cash of approximately $53.7 million. These funds are restricted for a variety of purposes, such as commitments to fund capital expenditures and lender required escrows for future real estate tax and insurance payments. At June 30, 2021, our restricted cash for future real estate tax and insurance payments was approximately $24.2 million. Typically these escrows increase in the second and third quarters of each calendar year as the Company pays monthly mortgage installments, of which a portion goes to these escrows, until payments are made to the taxing authorities (generally in the first and fourth quarters of each calendar year). Additionally, through the mortgage refinances that the Company executed since March 31, 2020, our lenders required us to put an additional $9.6 million into escrows related to the COVID-19 pandemic. These escrows will be released back to us upon the cessation of all governmental emergency declarations and certain other performance conditions.

Net cash used in financing activities for the six-month period ended June 30, 2021 was approximately $16.0 million and net cash provided by financing activities for the six-month period ended June 30, 2020 was approximately $178.0 million. For the six-month period ended June 30, 2021, payments for redemptions of preferred stock totaled approximately $83.3 million, as compared to approximately $48.2 million for the six-month period ended June 30, 2020. Net proceeds from draws on our revolving line of credit were $34.5 million for the six-month period ended June 30, 2021, versus $92.5 million for the six-month period ended June 30, 2020.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends, as well as monthly dividends to holders of our Series A Preferred Stock, mShares, Series A1 Redeemable Preferred Stock and Series M1 Redeemable Preferred Stock (collectively, our Preferred Stock), through net cash generated from operating results.

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

Our second quarter 2021 Common Stock dividend declaration was $0.175 per share. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the six months ended June 30, 2021, our aggregate dividends and distributions totaled approximately $86.2 million and our net cash provided by operating activities were approximately $101.9 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

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

    At June 30, 2021, the Company's active equity offerings consisted of:

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

During the second quarter 2021, we issued and sold an aggregate of 37,872 shares of Preferred Stock and redeemed an aggregate of 47,986 shares of Preferred Stock, resulting in a net redemption of 10,114 shares of Preferred Stock, for a net redemption cost of $12.9 million. Also during the second quarter 2021, we issued and sold an aggregate of 1,442,214 shares of Common Stock under our 2019 ATM Offering, generating gross proceeds of approximately $15.1 million and, after deducting commissions and other costs, net proceeds of approximately $14.9 million.

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

As of June 30, 2021, we had approximately $37.1 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

As of June 30, 2021, we had long term mortgage indebtedness of approximately $2.7 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties, as presented in the following table:

		Principal balance as of					Interest only through date (1)
(in thousands)	Acquisition/ refinancing date	June 30, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR

Multifamily communities:
Summit Crossing	10/31/2017	$36,555	$36,929	11/1/2024	3.99%	Fixed rate	N/A
Summit Crossing II	6/30/2020	20,700	20,700	7/1/2030	2.87%	278	7/31/2022
Vineyards	9/26/2014	32,351	32,703	10/1/2021	3.68%	Fixed rate	N/A
Avenues at Cypress	6/30/2020	28,366	28,366	7/1/2027	2.96%	Fixed rate	7/31/2022
Avenues at Northpointe	6/29/2020	33,546	33,546	7/1/2027	2.79%	Fixed rate	7/31/2022
Venue at Lakewood Ranch	6/30/2020	36,555	36,555	7/1/2030	2.99%	Fixed rate	7/31/2022
Aster at Lely Resort	6/29/2020	50,400	50,400	7/1/2030	2.95%	Fixed rate	7/31/2022
CityPark View	6/25/2020	29,000	29,000	7/1/2030	2.75%	Fixed rate	7/31/2023
Citi Lakes	7/29/2019	39,931	40,324	8/1/2029	3.66%	Fixed rate	N/A
Stone Creek	6/22/2017	19,272	19,451	7/1/2052	3.22%	Fixed rate	N/A
Lenox Village Town Center	2/28/2019	37,832	38,169	3/1/2029	4.34%	Fixed rate	N/A
Retreat at Lenox	12/21/2015	16,561	16,751	1/1/2023	4.04%	Fixed rate	N/A
Overton Rise	2/1/2016	37,180	37,607	8/1/2026	3.98%	Fixed rate	N/A
Village at Baldwin Park	2/28/2021	69,134	69,608	1/1/2054	3.27%	Fixed rate	N/A
Crosstown Walk	6/30/2020	46,500	46,500	7/1/2027	2.92%	Fixed rate	7/31/2022
525 Avalon Park	6/15/2017	62,598	63,256	7/1/2024	3.98%	Fixed rate	N/A
City Vista	7/1/2016	32,556	32,938	7/1/2026	3.68%	Fixed rate	N/A
Sorrel	8/24/2016	30,373	30,740	9/1/2023	3.44%	Fixed rate	N/A
Citrus Village	7/10/2020	40,900	40,900	8/1/2027	2.95%	Fixed rate	8/31/2022
Retreat at Greystone	11/21/2017	33,118	33,439	12/1/2024	4.31%	Fixed rate	N/A
Founders Village	3/31/2017	29,339	29,635	4/1/2027	4.31%	Fixed rate	N/A
Claiborne Crossing	4/26/2017	25,275	25,503	6/1/2054	2.89%	Fixed rate	N/A
Luxe at Lakewood Ranch	7/26/2017	36,536	36,922	8/1/2027	3.93%	Fixed rate	N/A
Adara at Overland Park	9/27/2017	29,712	30,024	4/1/2028	3.90%	Fixed rate	N/A
Aldridge at Town Village	10/31/2017	35,538	35,892	11/1/2024	4.19%	Fixed rate	N/A
Reserve at Summit Crossing	9/29/2017	18,691	18,893	10/1/2024	3.87%	Fixed rate	N/A

Table continued from previous page		Principal balance as of					Interest only through date (1)
	Acquisition/ refinancing date	June 30, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR
		(in thousands)
Overlook at Crosstown Walk	11/21/2017	20,823	21,038	12/1/2024	3.95%	Fixed rate	N/A
Colony at Centerpointe	12/20/2017	31,098	31,445	10/1/2026	3.68%	Fixed rate	N/A
Lux at Sorrel	1/9/2018	29,557	29,868	2/1/2030	3.91%	Fixed rate	N/A
Green Park	2/28/2018	37,403	37,785	3/10/2028	4.09%	Fixed rate	N/A
The Lodge at Hidden River	9/27/2018	39,838	40,204	10/1/2028	4.32%	Fixed rate	N/A
Vestavia Reserve	11/9/2018	36,187	36,511	12/1/2030	4.40%	Fixed rate	N/A
CityPark View South	11/15/2018	23,175	23,379	6/1/2029	4.51%	Fixed rate	N/A
Artisan at Viera	8/8/2019	38,734	39,104	9/1/2029	3.93%	Fixed rate	N/A
Five Oaks at Westchase	10/17/2019	30,495	30,818	11/1/2031	3.27%	Fixed rate	N/A
Horizon at Wiregrass Ranch	4/23/2020	50,803	51,360	5/1/2030	2.90%	Fixed rate	N/A
Parkside at the Beach	4/30/2020	45,037	45,037	5/1/2030	2.95%	Fixed rate	N/A
The Blake	11/2/2020	44,435	44,435	5/1/2030	2.82%	Fixed rate	12/31/2025
The Menlo	12/15/2020	47,000	47,000	1/1/2031	2.68%	Fixed rate	1/31/2024
The Ellison	6/30/2021	47,991	—	3/31/2022	1.61%	150	3/30/2022

Total multifamily communities		1,431,095	1,392,735

Grocery-anchored shopping centers:
Spring Hill Plaza	9/17/2019	7,859	7,962	10/1/2031	3.72%	Fixed rate	N/A
Parkway Town Centre	9/17/2019	7,762	7,866	10/1/2031	3.72%	Fixed rate	N/A
Woodstock Crossing	8/8/2014	2,786	2,818	9/1/2021	4.71%	Fixed rate	N/A
Deltona Landings	8/16/2019	6,064	6,141	9/1/2029	4.18%	Fixed rate	N/A
Powder Springs	8/13/2019	7,646	7,749	9/1/2029	3.65%	Fixed rate	(2)
Barclay Crossing	8/16/2019	6,011	6,086	9/1/2029	4.18%	Fixed rate	N/A
Parkway Centre	8/16/2019	4,368	4,423	9/1/2029	4.18%	Fixed rate	N/A
The Market at Salem Cove	10/6/2014	8,793	8,889	11/1/2024	4.21%	Fixed rate	N/A
Independence Square	8/27/2015	11,044	11,184	9/1/2022	3.93%	Fixed rate	N/A
Royal Lakes Marketplace	4/12/2019	9,228	9,345	5/1/2029	4.29%	Fixed rate	N/A
The Overlook at Hamilton Place	12/22/2015	18,870	19,088	1/1/2026	4.19%	Fixed rate	N/A
Summit Point	10/30/2015	10,924	11,118	11/1/2022	3.57%	Fixed rate	N/A
East Gate Shopping Center	4/29/2016	5,036	5,118	5/1/2026	3.97%	Fixed rate	N/A
Fury's Ferry	4/29/2016	5,817	5,912	5/1/2026	3.97%	Fixed rate	N/A
Rosewood Shopping Center	4/29/2016	3,907	3,971	5/1/2026	3.97%	Fixed rate	N/A
Southgate Village	4/29/2016	6,946	7,059	5/1/2026	3.97%	Fixed rate	N/A

Table continued from previous page		Principal balance as of						Interest only through date (1)
	Acquisition/ refinancing date	June 30, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR
		(in thousands)

The Market at Victory Village	5/16/2016	8,667	8,751	9/11/2024	4.40%	Fixed rate		N/A
Wade Green Village	4/7/2016	7,402	7,488	5/1/2026	4.00%	Fixed rate		N/A
Lakeland Plaza	7/15/2016	26,206	26,632	8/1/2026	3.85%	Fixed rate		N/A
University Palms	8/8/2016	11,830	12,030	9/1/2026	3.45%	Fixed rate		N/A
Cherokee Plaza	4/12/2019	23,972	24,277	5/1/2027	4.28%	Fixed rate		N/A
Sandy Plains Exchange	8/8/2016	8,264	8,404	9/1/2026	3.45%	Fixed rate		N/A
Thompson Bridge Commons	8/8/2016	11,047	11,234	9/1/2026	3.45%	Fixed rate		N/A
Heritage Station	8/8/2016	8,177	8,315	9/1/2026	3.45%	Fixed rate		N/A
Oak Park Village	8/8/2016	8,438	8,580	9/1/2026	3.45%	Fixed rate		N/A
Shoppes of Parkland	8/8/2016	15,264	15,414	9/1/2023	4.67%	Fixed rate		N/A
Champions Village	10/18/2016	27,400	27,400	11/1/2021	3.25%	300	(3)	11/1/2021
Castleberry-Southard	4/21/2017	10,618	10,734	5/1/2027	3.99%	Fixed rate		N/A
Rockbridge Village	6/6/2017	13,162	13,310	7/5/2027	3.73%	Fixed rate		N/A
Irmo Station	7/26/2017	9,614	9,758	8/1/2030	3.94%	Fixed rate		N/A
Maynard Crossing	8/25/2017	16,698	16,953	9/1/2032	3.74%	Fixed rate		N/A
Woodmont Village	9/8/2017	7,980	8,096	10/1/2027	4.13%	Fixed rate		N/A
West Town Market	9/22/2017	8,135	8,260	10/1/2025	3.65%	Fixed rate		N/A
Crossroads Market	12/5/2017	17,369	17,622	1/1/2030	3.95%	Fixed rate		N/A
Anderson Central	3/16/2018	11,094	11,246	4/1/2028	4.32%	Fixed rate		N/A
Greensboro Village	5/22/2018	7,931	8,040	6/1/2028	4.20%	Fixed rate		N/A
Governors Towne Square	5/22/2018	10,552	10,696	6/1/2028	4.20%	Fixed rate		N/A
Conway Plaza	6/29/2018	9,285	9,375	7/5/2028	4.29%	Fixed rate		N/A
Brawley Commons	7/6/2018	17,290	17,519	8/1/2028	4.36%	Fixed rate		N/A
Hollymead Town Center	12/21/2018	25,819	26,139	1/1/2029	4.64%	Fixed rate		N/A
Gayton Crossing	1/17/2019	17,068	17,276	2/1/2029	4.71%	Fixed rate		N/A
Free State Shopping Center	5/28/2019	45,115	45,549	6/1/2029	3.99%	Fixed rate		N/A
Polo Grounds Mall	6/12/2019	12,861	12,986	7/1/2034	3.93%	Fixed rate		N/A
Disston Plaza	6/12/2019	17,410	17,578	7/1/2034	3.93%	Fixed rate		N/A
Fairfield Shopping Center	8/16/2019	19,750	19,750	8/16/2026	2.13%	205		8/16/2022
Berry Town Center	11/14/2019	11,675	11,794	12/1/2034	3.49%	Fixed rate		N/A
Hanover Shopping Center	12/19/2019	30,812	31,217	12/19/2026	3.62%	Fixed rate		N/A
Wakefield Crossing	1/29/2020	7,627	7,728	2/1/2032	3.66%	Fixed rate		N/A
Midway Market	4/15/2021	10,127	—	5/1/2031	3.06%	Fixed rate		N/A

Total grocery-anchored shopping centers (4)		617,720	614,880

Table continued from previous page		Principal balance as of					Interest only through date (1)
	Acquisition/ refinancing date	June 30, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR
		(in thousands)	(in thousands)

Office buildings:
Brookwood Center	8/29/2016	29,517	29,925	9/10/2031	3.52%	Fixed rate	N/A
Galleria 75	11/4/2016	5,023	5,131	7/1/2022	4.25%	Fixed rate	N/A
Three Ravinia	12/30/2016	115,500	115,500	1/1/2042	4.46%	Fixed rate	1/31/2022
Westridge at La Cantera	11/13/2017	49,735	50,449	12/10/2028	4.10%	Fixed rate	N/A
Armour Yards	1/29/2018	39,071	39,425	2/1/2028	4.10%	Fixed rate	N/A
150 Fayetteville	7/31/2018	112,804	113,768	8/10/2028	4.27%	Fixed rate	N/A
Capitol Towers	12/20/2018	121,637	122,720	1/10/2037	4.60%	Fixed rate	N/A
CAPTRUST Tower	7/25/2019	82,650	82,650	8/1/2029	3.61%	Fixed rate	7/31/2029
Morrocroft Centre	3/19/2020	70,000	70,000	4/10/2033	3.40%	Fixed rate	4/10/2025
251 Armour Yards (5)	1/22/2020	5,674	3,522	1/22/2025	4.50%	Fixed rate	1/21/2023

Total office buildings		631,611	633,090
Grand total		2,680,426	2,640,705
Less: deferred loan costs		(39,726)	(42,233)
Less: below market debt adjustment		(3,948)	(4,008)
Mortgage notes, net		$2,636,752	$2,594,464

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

Contractual Obligations

    As of June 30, 2021, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 0.10% at June 30, 2021, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Principal payments:
Mortgage debt	$2,680,426	$153,361	$194,504	$389,191	$1,943,370
Line of credit	56,500	56,500	—	—	—
Total principal	$2,736,926	$209,861	$194,504	$389,191	$1,943,370
Interest payments:
Mortgage debt	$760,744	$97,990	$183,371	$155,817	$323,566
Line of credit	65	65	—	—	—

Total interest	$760,809	$98,055	$183,371	$155,817	$323,566

    In addition, we had unfunded real estate loan balances totaling approximately $53.1 million at June 30, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of June 30, 2021, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap

Summit Crossing II	$20,700		2.5%	5.3%
Total capped floating-rate debt	20,700	0.8%

Champions Village	27,400		—	—
Fairfield Shopping Center	19,750		—	—
The Ellison	47,991
Total uncapped floating-rate debt	95,141	3.6%

Total floating-rate debt	$115,841	4.3%

    Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of June 30, 2021; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

    If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at June 30, 2021, would increase by approximately $876,000 or decrease by approximately $75,000 on an annualized basis.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.

    Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

    As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II

Item 1.    Legal Proceedings

    Neither we nor our subsidiaries is currently subject to any legal proceedings that we consider to be material. To our knowledge, none of our properties are currently subject to any legal proceeding that we consider material.

Item 1A.    Risk Factors

    A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    In connection with the vesting of restricted stock awards on June 17, 2021, the Company withheld 11,643 shares of our Common Stock having an aggregate fair value of approximately $122,500 from various employees of the Company who are holders of restricted stock to satisfy withholding tax requirements due to the vesting. This withholding is deemed to be a repurchase of the shares of restricted stock. The Company did not have any other unregistered sales of its equity securities during the three months ended June 30, 2021.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not applicable.

Item 5.    Other Information

    The Company announced that on August 5, 2021, its Board of Directors approved extending the closing date of the Company's combined $1.0 billion Series A1/M1 Redeemable Preferred Stock Offering from September 27, 2021 to September 27, 2022.

Information Security

Board and Committee Oversight

The Company takes risks related to information security seriously. The Company’s Board of Directors has designated its Nominating and Corporate Governance Committee responsible for information security and this committee is made up entirely of independent directors. While no member of this committee has information security experience, the Company is bringing educational opportunities to the committee members to give them information and training related to their oversight role. Management has formed an internal Security Committee that reports at least semi-annually to the Nominating and Corporate Governance Committee and/or the full Board on the Company’s cybersecurity risks and mitigation efforts. The role of the Security Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, created oversee our cybersecurity incident response plans and engage third parties to conduct periodic audits and penetration testing. The most recent presentation from the Security Committee occurred at the Company’s quarterly Board meeting on August 5, 2021.

Insurance

The Company has in place an industry standard cyber security insurance policy with Brit Insurance. This policy provides for some coverage for cyber risks arising out of data and network breaches, third party related breaches, and phishing attacks, data manipulation and potential business interruptions, subject to policy limits and per occurrence deductibles.

Incidents and Responses

During the past three years the Company has suffered only one information security breach related to a phishing email. This event resulted in no additional costs or expenses for the Company. This event occurred in the second quarter of 2021. The Company has not had any expenses related to security breach penalties or settlements in the past three years.

Training and Audits

In 2021 the Company completed a full third-party audit of its cyber security readiness using the National Institute of Technology (NIST) Cyber Security Framework. The Company is reviewing the results of this audit and is in the process of preparing responses to the recommendations. As part of the response to these recommendations, the Company has assembled a nine-course training program with Brit. This training program will be rolled out in the near future to all employees as the part of a planned cyber security awareness month at the Company. This training program is required for all current employees and will be required for all new hires.

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

10.1
Amendment No. 3 to that certain Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021).

10.2	+
Form of 2021 Performance Restricted Stock Unit Agreement (Officer) (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021).

10.3	+
Separation Agreement dated July 15, 2021 by and between Preferred Apartment Advisors, LLC, a subsidiary of the Company and Parker Boone DuPree (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2021).

10.4	*
Purchase and Sale Agreement dated as of April 16, 2021 by and among POP 4208 Six Forks Road, L.P., POP Morrocroft, L.P., POP 150 Fayetteville, LP, POP Capitol Towers, LP, PAC Galleria 75, LLC, POP 8West Mezzanine Lending, LLC and Highwoods Realty Limited Partnership

10.5	*
Purchase and Sale Agreement dated as of April 16, 2021 by and among POP Armour Yards, LLC, POP 251 Armour Yards, LLC and Highwoods Realty Limited Partnership (portions of the exhibit have been omitted)

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: August 9, 2021	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)