Form 10-Q
period 2021-09-30
PREFERRED APARTMENT COMMUNITIES INC
filed 2021-11-08
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 2, 2021 was 52,946,153.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	September 30, 2021	December 31, 2020
Assets
Real estate
Land	$553,123	$605,282
Building and improvements	2,705,489	3,034,727
Tenant improvements	122,341	184,288
Furniture, fixtures, and equipment	358,002	306,725
Construction in progress	5,595	12,269
Gross real estate	3,744,550	4,143,291
Less: accumulated depreciation	(553,697)	(509,547)
Net real estate	3,190,853	3,633,744
Real estate loan investments, net of deferred fee income and allowance for expected
credit loss of $9,350 and $10,261	181,623	279,895
Total real estate and real estate loan investments, net	3,372,476	3,913,639

Cash and cash equivalents	54,568	28,657
Restricted cash	54,010	47,059
Promissory notes receivable (including 9,011 and 9,011 from related parties)	9,011	10,874
Accrued interest receivable on real estate loans	15,754	22,528
Acquired intangible assets, net of amortization of $164,216 and $169,718	67,897	127,138
Tenant lease inducements, net of amortization of $6,666 and $5,350	16,863	18,206
Investment in unconsolidated joint venture	6,101	6,657
Tenant receivables and other assets	62,355	106,321

Total assets	$3,659,035	$4,281,079

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $40,638 and $46,241	$2,384,583	$2,594,464
Revolving line of credit	—	22,000
Deferred revenue	33,139	36,733
Accounts payable and accrued expenses	51,380	41,912
Deferred liability to Former Manager	23,856	23,335
Contingent liability due to Former Manager	14,682	14,814
Accrued interest payable	6,638	7,877
Dividends and partnership distributions payable	19,797	20,137
Acquired below market lease intangibles, net of amortization of $35,540 and $34,006	37,097	51,934
Prepaid rent, security deposits, and other liabilities	27,769	29,425
Total liabilities	2,598,941	2,842,631

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 shares
issued; 1,344 and 1,735 shares outstanding at September 30, 2021 and December 31, 2020, respectively	13	17
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 247 and 149 shares
issued; 246 and 149 shares outstanding at September 30, 2021 and December 31, 2020, respectively	2	1
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
84 and 89 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 34 and 19
shares issued; 32 and 19 shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 52,897 and 49,994 shares issued and
outstanding at September 30, 2021 and December 31, 2020, respectively	529	500
Additional paid-in capital	1,245,640	1,631,646
Accumulated (deficit) earnings	(183,562)	(192,446)
Total stockholders' equity	1,062,623	1,439,719
Non-controlling interest	(2,529)	(1,271)
Total equity	1,060,094	1,438,448

Total liabilities and equity	$3,659,035	$4,281,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per-share figures)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and other property revenues	$99,050	$114,831	$308,670	$338,271
Interest income on loans and notes receivable	11,241	10,649	34,567	34,495
Interest income from related parties	415	609	1,230	3,750
Miscellaneous revenues	306	363	951	3,798
Total revenues	111,012	126,452	345,418	380,314

Operating expenses:
Property operating and maintenance	14,956	19,437	45,785	53,566
Property salary and benefits (including reimbursements of
$0, $0, $0 and $1,430 to related party)	4,929	6,054	14,664	16,965
Property management costs (including $0, $0, $0 and $894 to related parties)	757	983	2,789	4,028
Real estate taxes and insurance	14,506	16,369	46,155	48,831
General and administrative	7,772	7,203	23,007	20,978
Equity compensation to directors and executives	817	582	2,316	1,058
Depreciation and amortization	39,639	51,794	130,198	153,096
Asset management and general and administrative expense fees to related party	—	—	—	3,099
Allowance for expected credit losses	265	(152)	(58)	5,463
Management Internalization expense	242	577	727	179,828
Total operating expenses	83,883	102,847	265,583	486,912

Waived asset management and general and administrative expense fees	—	—	—	(1,136)

Net operating expenses	83,883	102,847	265,583	485,776

Operating income (loss) before gains on sales of real estate and loss from unconsolidated joint venture	27,129	23,605	79,835	(105,462)
Loss from unconsolidated joint venture	(187)	(120)	(556)	(120)
Gain on sale of real estate, net	7,942	3,261	8,740	3,261
Operating income (loss)	34,884	26,746	88,019	(102,321)
Interest expense	24,847	29,879	79,134	90,608
Loss on extinguishment of debt	—	(518)	—	(6,674)
Gain on land condemnation	—	49	—	528
Loss on sale of real estate loan investment	(12)	—	(12)	—

Net income (loss)	10,025	(3,602)	8,873	(199,075)
Net (income) loss attributable to non-controlling interests	(48)	108	11	3,515

Net income (loss) attributable to the Company	9,977	(3,494)	8,884	(195,560)

Dividends to preferred stockholders	(57,859)	(35,909)	(125,662)	(104,601)
Earnings attributable to unvested restricted stock	(117)	(96)	(397)	(109)

Net loss attributable to common stockholders	$(47,999)	$(39,499)	$(117,175)	$(300,270)

Net loss per share of Common Stock available to common stockholders, basic and diluted	$(0.92)	$(0.79)	$(2.30)	$(6.21)

Weighted average number of shares of Common Stock outstanding, basic and diluted	52,455	49,689	51,011	48,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month period ended September 30, 2021
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional-Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at July 1, 2021	$19	$517	$1,543,665	$(193,539)	$1,350,662	$(282)	$1,350,380
Issuance of Preferred Stock	—	—	36,882	—	36,882	—	36,882
At-the-market issuance of common stock	—	12	12,858	—	12,870	—	12,870
Redemptions of Preferred Stock	(3)	—	(275,381)	—	(275,384)	—	(275,384)
Syndication and offering costs	—	—	(6,003)	—	(6,003)	—	(6,003)
Equity compensation to executives and directors	—	—	778	—	778	—	778
Vesting of restricted stock	—	—	—		—		—
Conversion of Class A Units to common stock	—	—	14	—	14	(14)	—
Current period amortization of Class B Units	—	—	—	—	—	39	39
Net income	—	—	—	9,977	9,977	48	10,025
Reallocation of non-controlling interest to Class A Unitholders	—	—	118	—	118	(118)	—
Distributions to non-controlling interests	—	—	—	—	—	(2,115)	(2,115)
Distributions to Class A Unitholders	—	—	—	—	—	(87)	(87)
Dividends to preferred stockholders (see note 7)	—	—	(57,859)	—	(57,859)	—	(57,859)
Dividends to common stockholders (see note 7)	—	—	(9,432)	—	(9,432)	—	(9,432)
Balance at September 30, 2021	$16	$529	$1,245,640	$(183,562)	$1,062,623	$(2,529)	$1,060,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month period ended September 30, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional-Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at July 1, 2020	$21	$493	$1,917,212	$(206,724)	$1,711,002	$(1,006)	$1,709,996
Issuance of Preferred Stock	—	—	42,352	—	42,352	—	42,352
At-the-market issuance of common stock	—	6	4,608	—	4,614	—	4,614
Redemptions of Preferred Stock	—	—	(33,823)	—	(33,823)	—	(33,823)
Syndication and offering costs	—	—	(4,127)	—	(4,127)	—	(4,127)
Equity compensation to executives and directors	—	—	512	—	512	—	512
Conversion of Class A Units to common stock	—	—	(2)	—	(2)	2	—
Current period amortization of Class B Units	—	—	—	—	—	70	70
Net loss	—	—	—	(3,494)	(3,494)	(108)	(3,602)
Contributions from non-controlling interests	—	—	—	—	—	(98)	(98)
Reallocation of non-controlling interest to Class A Unitholders	—	—	202	—	202	(202)	—
Distributions to non-controlling interests	—	—	—	—	—	(119)	(119)
Distributions to Class A Unitholders	—	—	—	—	—	(132)	(132)
Dividends to preferred stockholders (see note 7)	—	—	(35,909)	—	(35,909)	—	(35,909)
Dividends to common stockholders (see note 7)	—	—	(8,876)	—	(8,876)	—	(8,876)
Balance at September 30, 2020	$21	$499	$1,882,149	$(210,218)	$1,672,451	$(1,593)	$1,670,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the nine-month period ended September 30, 2021
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional-Paid in Capital		Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2021	$19	$500	$1,631,646		$(192,446)	$1,439,719	$(1,271)	$1,438,448
Issuance of Preferred Stock	1	—	112,589		—	112,590	—	112,590
At-the-market issuance of common stock	—	26	27,949		—	27,975	—	27,975
Redemptions of Preferred Stock	(4)	—	(358,691)		—	(358,695)	—	(358,695)
Syndication and offering costs	—	—	(15,462)		—	(15,462)	—	(15,462)
Equity compensation to executives and directors	—	—	2,194		—	2,194	—	2,194
Vesting of restricted stock	—	1	(1)		—	—	—	—
Conversion of Class A Units to common stock	—	2	1,353		—	1,355	(1,355)	—
Current period amortization of Class B Units	—	—	—		—	—	—	—
Net income (loss)	—	—	—		8,884	8,884	(11)	8,873
Reallocation of non-controlling interest to Class A Unitholders	—	—	(2,593)		—	(2,593)	2,593	—
Distributions to non-controlling interests	—	—	—		—	—	(2,215)	(2,215)
Distributions to Class A Unitholders	—	—	—		—	—	(270)	(270)
Dividends to preferred stockholders (see note 7)	—	—	(125,662)		—	(125,662)	—	(125,662)
Dividends to common stockholders (see note 7)	—	—	(27,682)		—	(27,682)	—	(27,682)
Balance at September 30, 2021	$16	$529	$1,245,640	$1245640000	$(183,562)	$1,062,623	$(2,529)	$1,060,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the nine-month period ended September 30, 2020
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock		Common Stock	Additional-Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2020	$21		$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116
Cumulative adjustment to reflect the adoption of ASU 2016-13	—		—	—	(7,414)	(7,414)	—	(7,414)
Issuance of Preferred Stock	2		—	175,429	—	175,431	—	175,431
At-the-market issuance of common stock	—		6	4,608	—	4,614	—	4,614
Exercises of warrants	—		—	8	—	8	—	8
Redemptions of Preferred Stock	(2)		28	(82,058)	—	(82,032)	—	(82,032)
Syndication and offering costs	—		—	(20,775)	—	(20,775)	—	(20,775)
Equity compensation to executives and directors	—		—	864	—	864	—	864
Conversion of Class A Units to common stock	—		1	1,381	—	1,382	(1,382)	—
Current period amortization of Class B Units	—		—	—	—	—	194	194
Net loss	—		—	—	(195,560)	(195,560)	(3,515)	(199,075)
Contributions from non-controlling interests	—		—	—	—	—	103	103
Reallocation of non-controlling interest to Class A Unitholders	—		—	(773)	—	(773)	773	—
Distributions to non-controlling interests	—		—	—	—	—	(119)	(119)
Distributions to Class A Unitholders	—		—	—	—	—	(465)	(465)
Dividends to preferred stockholders (see note 7)	—		—	(104,601)	—	(104,601)	—	(104,601)
Dividends to common stockholders (see note 7)	—		—	(29,991)	—	(29,991)	—	(29,991)
Balance at September 30, 2020	$21	21	$499	$1,882,149	$(210,218)	$1,672,451	$(1,593)	$1,670,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine-month periods ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$8,873	$(199,075)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	130,198	153,096
Amortization of above and below market leases	(4,374)	(6,145)
Amortization of deferred revenues and other non-cash revenues	(4,195)	(3,710)
Amortization of purchase option termination fees	(7,074)	(4,896)
Amortization of equity compensation, lease incentives and other non-cash expenses	4,284	3,027
Deferred loan cost amortization	4,903	5,177
Non-cash accrued interest income on real estate loan investments	(7,958)	(9,208)
Receipt of accrued interest income on real estate loan investments	14,732	10,179
Gains on sale of real estate, real estate loan and land, net	(8,728)	(3,789)
Loss from unconsolidated joint ventures	556	120
Cash received for purchase option terminations	9,851	4,800
Loss on extinguishment of debt	—	6,674
(Decrease) increase in allowance for expected credit losses	(260)	5,463
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables and other assets	2,344	(16,151)
Increase in accounts payable and accrued expenses	19,160	46,821
Increase in deferred liability to Former Manager	—	22,851
Increase in contingent liability	—	15,013
Increase (decrease) in accrued interest, prepaid rents and other liabilities	2,573	(249)
Net cash provided by (used in) operating activities	164,885	29,998

Investing activities:
Investments in real estate loans, net of origination fees	(44,635)	(41,311)
Repayments of real estate loans	132,970	71,146
Proceeds from sale of real estate loan investment	12,706	—
Notes receivable repaid (issued)	1,863	14,219
Related party notes and line of credit repaid (issued)	—	(5,078)
Acquisition of properties	(335,206)	(187,197)
Disposition of properties, net	330,856	787
Proceeds from sale of interest in a joint venture	—	19,221
Return of capital from investment in unconsolidated joint venture	—	12,250
Capital improvements to real estate assets	(24,457)	(38,784)
Investment in property development	(546)	(424)
Net cash provided by (used in) investing activities	73,551	(155,171)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued
(Unaudited)
(In thousands)	Nine-month periods ended September 30,
	2021	2020

Financing activities:
Proceeds from mortgage notes payable	286,495	377,749
Repayments of mortgage notes payable	(76,343)	(173,409)
Payments for deposits and other mortgage loan costs	(5,461)	(10,911)
Payments for debt prepayment and other debt extinguishment costs	—	(5,733)
Proceeds from Revolving Line of Credit	283,000	321,000
Payments on Revolving Line of Credit	(305,000)	(288,000)
Repayment of the Term Loan	—	(70,000)
Proceeds from sales of Preferred Stock, net of offering costs	101,960	159,096
Payments for redemptions of preferred stock	(358,620)	(82,003)
Proceeds from sale of Common Stock	27,553	4,546
Common Stock dividends paid	(26,911)	(33,271)
Preferred stock dividends and Class A Unit distributions paid	(127,086)	(104,428)
Payments for deferred offering costs	(2,946)	(10,669)
Distributions to non-controlling interests	(2,215)	(20)
Net cash (used in) provided by financing activities	(205,574)	83,947

Net increase (decrease) in cash, cash equivalents and restricted cash	32,862	(41,226)
Cash, cash equivalents and restricted cash, beginning of year	75,716	137,253
Cash, cash equivalents and restricted cash, end of period	$108,578	$96,027

Supplemental cash flow information:
Cash paid for interest	$74,874	$84,172

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$1,302	$6,067
Noncash extinguishment of notes receivable	$—	$20,865
Dividends payable - Common Stock	$9,696	$8,876
Dividends payable - Preferred Stock	$10,101	$12,095
Reclass of offering costs from deferred asset to equity	$4,468	$4,338
Noncash contribution of property into unconsolidated joint venture	$—	$38,443
Fair value issuances of equity compensation	$6,648	$6,461
Noncash repayment of mortgages through refinance	$78,181	$86,669
Operating lease liabilities assumed from Former Manager	$—	$15,912
Mortgages assumed by purchaser of property	$425,636	$—

    The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

1. Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS), or the Company, is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery-anchored shopping centers. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of September 30, 2021, the Company owned or was invested in 107 properties in 13 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until January 31, 2020 (see Note 6). We refer to this transaction as the Internalization.

As of September 30, 2021, the Company had 52,897,104 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 99.1% owner of Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership, at that date. The number of partnership units not owned by the Company totaled 496,269 at September 30, 2021 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controlled the Operating Partnership through its sole general partner interest and conducted substantially all of its business through the Operating Partnership until January 31, 2020. Beginning February 1, 2020, the Company conducts substantially all of its business through PAC Carveout, LLC, or Carveout, a subsidiary of the Operating Partnership. Carveout has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2020. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owned and conducted the business of our portfolio of off-campus student housing communities until the sale of all our student housing communities on November 3, 2020. Each of these entities are or were indirect subsidiaries of the Operating Partnership.

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three months and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

The potential reach, severity and duration of impacts of the COVID-19 pandemic, and developments related to any variants, will cause our estimates and forecasts of future events to be inherently less certain. Actual results could differ from those estimates. Amounts are presented in thousands where indicated.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

Reclassification Adjustments

The Company recorded certain reclassification adjustments on its Condensed Consolidated Statement of Operations for the three-month and nine-month periods ended September 30, 2020 to conform the prior period presentation to the current presentation as shown in the table below. The adjustment is made to present sublease income received by the Company for a portion of its corporate office space as a net adjustment against rent expense, which is included in the general and administrative expense line on the consolidated statements of operations. Additionally, an adjustment has been made to present certain expenses such as franchise taxes and insurance claims within the real estate taxes and insurance line on the consolidated statements of operations. These reclassification adjustments had no effect on previously-reported net loss attributable to common stockholders.

	For the three-month period ended September 30, 2020
(in thousands)	As reported in Quarterly Report on Form 10-Q at September 30, 2020	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at September 30, 2021
Revenues:
Miscellaneous revenues	$608	$(245)	$363

Operating expenses:
Property operating and maintenance	$19,278	$159	$19,437
Real estate taxes and insurance	$16,078	$291	$16,369
General and administrative	$7,898	$(695)	$7,203

	For the nine-month period ended September 30, 2020
(in thousands)	As reported in Quarterly Report on Form 10-Q at September 30, 2020	Reclassification adjustments	As reported in Quarterly Report on Form 10-Q at September 30, 2021
Revenues:
Miscellaneous revenues	$4,560	$(762)	$3,798

Operating expenses:
Property operating and maintenance	$52,919	$647	$53,566
Real estate taxes and insurance	$48,109	$722	$48,831
General and administrative	$23,109	$(2,131)	$20,978

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	September 30, 2021	December 31, 2020
Residential Properties:
Properties (1,2)	41	37
Units	12,052	11,143
New Market Properties:
Properties (2)	54	54
Gross leasable area (square feet) (3)	6,208,278	6,208,278
Preferred Office Properties: (4)
Properties (2)	3	9
Rentable square feet	1,241,000	3,169,000
Land	1	2
Rentable square feet	—	35,000

(1) The acquired second phases of CityPark View and Crosstown Walk communities are managed in combination with the initial phases and so together are considered a single property, as is the Regent at Lenox Village within the Lenox Portfolio.

(2) One multifamily community and two grocery-anchored shopping centers are owned through consolidated joint ventures. One grocery-anchored shopping center is an investment in an unconsolidated joint venture.

(3) The Company also owns approximately 47,600 square feet of gross leasable area of ground floor retail space which is embedded within the Lenox Portfolio and is not included in the totals above for New Market Properties.

(4) Seven of our office properties and the real estate loan investment supporting the 8West office building were sold during the third quarter 2021.

The COVID-19 pandemic that spread throughout the country during 2020 impacted earnings for commercial real estate to some degree but has not had a profound widespread negative effect on the valuations of real estate assets. The Company is continuing to monitor the spread and impact of the variants of COVID-19 as well as vaccination rates in its markets. The Company does not consider this event to be a triggering event for purposes of impairment, since overall occupancy rates for the Company’s real estate assets have not materially declined and the Company has continued to collect substantially all rent due. Thus, there is no evidence of declining valuations or a triggering event.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Residential Properties Acquired

During the nine-month periods ended September 30, 2021 and 2020, the Company completed the acquisition of the following multifamily communities:

Acquisition date	Property	Location	Units

2021:
6/30/2021	The Ellison	Atlanta, Georgia	250
7/8/2021	Alleia at Presidio	Ft. Worth, Texas	231
9/14/2021	The Anson	Nashville, Tennessee	301
9/16/2021	The Kingson	Fredericksburg, Virginia	240
9/17/2021	Chestnut Farm	Charlotte, North Carolina	256
			1,278
2020:
3/31/2020	Horizon at Wiregrass	Tampa, Florida	392
4/30/2020	Parkside at the Beach	Panama City Beach, Florida	288
			680

The aggregate purchase price of the multifamily communities acquired during the nine-month period ended September 30, 2021 was approximately $336.1 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities. The Company allocated the purchase price and capitalized acquisition costs of the properties acquired during the nine-month period ended September 30, 2021 to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

(In thousands, except amortization period data)	Multifamily communities acquired during the nine-month period ended September 30, 2021

Land	$27,639
Buildings and improvements	250,833
Furniture, fixtures and equipment	51,628
Lease intangibles	6,989
Prepaids & other assets	372
Accrued taxes	(1,464)
Security deposits, prepaid rents, and other liabilities	(831)

Net assets acquired	$335,166

Cash paid	$89,335
Mortgage debt, net	245,831

Total consideration	$335,166

Capitalized acquisition costs incurred by the Company	$1,018
Remaining amortization period of intangible
assets and liabilities (months)	9.6

The aggregate purchase price of the multifamily communities acquired during the nine-month period ended September 30, 2020 was approximately $141.2 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Multifamily community sold

On July 19, 2021, the Company closed on the sale of its 369-unit multifamily community in Houston, Texas, or Vineyards, to an unrelated third party for a sales price of approximately $62.0 million, exclusive of closing costs and resulting in a gain of

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

approximately $20.0 million, net of disposition costs and is included in the line entitled Gain on sale of real estate, net on the Company's Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2021. Vineyards was a component of the Company's Residential Properties segment and contributed approximately $0.3 million of net loss to the consolidated operating results of the Company for the nine-month period ended September 30, 2021.

The carrying amounts of the significant assets and liabilities of the disposed property at the date of sale were:

(In thousands)	Vineyards
Real estate assets:
Land	$5,456
Building and improvements	43,437
Furniture, fixtures and equipment	5,218
Accumulated depreciation	(12,879)

Total assets, net	$41,232

Liabilities:
Mortgage note payable	$32,291

The Company had no sales of multifamily community assets during the nine-month period ended September 30, 2020.

New Market Properties Assets Acquired

The Company acquired no grocery-anchored shopping centers during the nine-month period ended September 30, 2021. During the nine-month period ended September 30, 2020, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/29/2020	Wakefield Crossing	Raleigh, North Carolina	75,927
3/19/2020	Midway Market	Dallas, Texas	85,599

			161,526

The aggregate purchase price of the New Market Properties acquisitions for the nine-month period ended September 30, 2020 was approximately $27.7 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

The Company recorded aggregate amortization and depreciation expense of:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2021	2020	2021	2020
Depreciation:
Buildings and improvements	$22,988	$29,050	$76,348	$85,811
Furniture, fixtures, and equipment	10,168	12,817	30,391	38,132
	33,156	41,867	106,739	123,943
Amortization:
Acquired intangible assets	6,073	9,510	22,023	27,873
Deferred leasing costs	368	368	1,310	1,132
Website development costs	42	49	126	148
Total depreciation and amortization	$39,639	$51,794	$130,198	$153,096

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

At September 30, 2021, the Company had recorded acquired gross intangible assets of $232.1 million, accumulated amortization of $164.2 million, gross intangible liabilities of $72.6 million and accumulated amortization of $35.5 million. Net intangible assets and liabilities as of September 30, 2021 will be amortized over the weighted average remaining amortization periods of approximately 6.3 and 8.3 years, respectively.

At September 30, 2021, the Company held restricted cash that totaled approximately $54.0 million. Of this total, $12.2 million was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions. Another $35.6 million was for lender-required escrows for real estate taxes, insurance premiums and COVID-19 reserves. The remainder of the Company's restricted cash consisted primarily of resident and tenant security deposits.

Preferred Office Properties Sold

During the three-month period ended September 30, 2021, the Company closed on the sale of the following office buildings:

Date	Property	Location
7/29/2021	Galleria 75	Atlanta, Georgia
7/29/2021	150 Fayetteville	Raleigh, North Carolina
7/29/2021	Capitol Towers	Charlotte, North Carolina
7/29/2021	CAPTRUST Tower	Raleigh, North Carolina
7/29/2021	Morrocroft Centre	Charlotte, North Carolina
9/8/2021	Armour Yards Portfolio	Atlanta, Georgia

The aggregate sales price of the disposed office properties was approximately $725.0 million and resulted in a loss on sale of approximately $12.0 million, net of disposition costs and is included in the line entitled Gain on sale of real estate, net on the Company's Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2021. The disposal group was a component of the Company's Preferred Office Properties segment and contributed approximately $1.6 million of net income to the consolidated operating results of the Company for the nine-month period ended September 30, 2021. The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

(In thousands)	Preferred Office Properties' assets sold during the nine-month period ended September 30, 2021
Real estate assets:
Land	$74,084
Building and improvements	622,163
Furniture, fixtures and equipment	83
Intangible assets	64,445
Accumulated depreciation	(72,764)

Total assets, net	$688,011

Liabilities:
Mortgage notes payable	$436,714

The Company had no sales of Preferred Office Properties' assets during the nine-month period ended September 30, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $2.6 million and $0.4 million of interest revenue from the amortization of these purchase option terminations for the three-month periods ended September 30, 2021 and 2020, respectively and $7.1 million and $4.9 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

(in thousands)	September 30, 2021	December 31, 2020
Total assets	$37,362	$39,109
Total liabilities	$25,160	$25,795

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Rental and other property revenues	$820	$651	$2,456	$651
Total operating expenses	$962	$797	$2,875	$797
Interest expense	$232	$94	$693	$94
Net income (loss)	$(374)	$(240)	$(1,112)	$(240)
Net income (loss) attributable to the Company	$(187)	$(120)	$(556)	$(120)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

4. Real Estate Loans, Notes Receivable, and Line of Credit

The Company's portfolio of fixed rate, interest-only real estate loans consisted of:

	September 30, 2021	December 31, 2020
Number of loans	10	20
Number of underlying properties in development	8	14
(In thousands)
Drawn amount	$190,973	$290,156
Deferred loan origination fees	(1,773)	(1,194)
Allowance for expected credit losses	(7,577)	(9,067)
Carrying value	$181,623	$279,895

Unfunded loan commitments	$52,467	$44,403
Weighted average current interest, per annum (paid monthly)	8.50%	8.50%
Weighted average accrued interest, per annum	3.59%	3.91%

(In thousands)	Principal balance	Deferred loan origination fees	Allowances and CECL Reserves	Carrying value
Balances as of December 31, 2020	$290,156	$(1,194)	$(9,067)	$279,895
Loan fundings	46,522	—	—	46,522
Loan repayments	(132,970)	—	—	(132,970)
Loans and accrued interest settled through sale	(12,735)	—	202	$(12,533)
Loan origination fees collected	—	(1,887)	—	(1,887)
Amortization of loan origination fees	—	1,308	—	1,308
Reserve increases due to loan originations	—	—	(954)	(954)
Net decreases in reserves on existing or loans repaid	—	—	2,242	2,242

Balances as of September 30, 2021	$190,973	$(1,773)	$(7,577)	$181,623

Property type	Number of loans	Carrying value	Commitment amount
(In thousands)

Residential properties	10	$181,623	$243,439
The tables above reflect the disposition on July 29, 2021 of the Company's 8West real estate loan investment supporting a class-A office building in Atlanta, Georgia.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

On August 11, 2021, we closed on a real estate loan investment of up to approximately $23.2 million to partially finance the development and construction of a 352-unit multifamily community to be located in the Atlanta, Georgia MSA. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 4.5% per annum (that will be reduced to 2.5% upon the achievement of certain project milestones) and matures on February 11, 2025.

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

The Company's allowance for expected credit losses includes allowances on interest receivable on certain instruments, as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Allowance for expected credit losses:
Haven Campus Communities, LLC line of credit	$414	$414	$1,230	$1,234
Starkville real estate loan	—	195	—	582
Net (decreases) increases in current expected loss reserves on new and existing loans	(149)	(761)	(1,288)	3,647

Total	$265	$(152)	$(58)	$5,463

The Company incurred an aggregate net increase in its allowance for expected credit losses of approximately $0.3 million and an aggregate net decrease of $0.2 million for the three-month periods ended September 30, 2021 and 2020, respectively. In the nine-month period ended September 30, 2020, $4.5 million of the $5.5 million aggregate increase in the Company’s allowance for expected credit losses was due to the onset of the COVID-19 pandemic and the Company updating its estimates to the valuations of the underlying developments. The Company does not anticipate such a large increase in future periods.

The Company assesses the credit quality of its real estate loan investments by a calculated loss reserve ratio, which is an internally-developed credit quality indicator. Loss reserve ratios reflect the amount of protection afforded by the amount of equity and debt financing subordinate to the Company's position in the project; higher reserve ratios reflect a lower amount of invested dollars junior to the Company's position. The following table presents the Company's aggregation of loan amounts (including unpaid interest) by final reserve ratio as of September 30, 2021:

Final reserve ratio	Number of loans	Total receivables by project, net of reserves (in thousands)
< 1.00%	3	$18,170
1.00% - 1.99%	6	38,930
2.00% - 2.99%	—	—
3.00% - 3.99%	—	—
4.00% - 4.99%	1	142,204
5.00% +	—	—

	10	$199,304

The Company continues to monitor the extent of any impact the COVID-19 pandemic has on development activity underlying our real estate loan investments, including the availability of labor, the supply and availability of construction materials and the ability to achieve leased stabilization. The Company assesses its real estate loan investment portfolio for impacts from

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

The Company's portfolio of notes and lines of credit receivable consisted of:

(In thousands) Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				September 30, 2021	December 31, 2020

Haven Campus Communities, LLC (1)	6/11/2014	12/31/2018	$11,660	$9,011	$9,011	8%
Oxford Capital Partners, LLC (2,4)	10/5/2015	3/15/2022	1,250	—	1,256	10%
Oxford Capital Partners II, LLC (2,4)	3/30/2021	3/15/2022	5,300	—	—	10%
Mulberry Development Group, LLC (3)	3/31/2016	6/30/2022	500	—	607	12%
Unamortized loan fees				—	—

			$18,710	$9,011	$10,874

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

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through September 30, 2021 was approximately $2.7 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed. The Company retains a pledge of a 49.49% interest in an unrelated shopping center located in Atlanta, Georgia as collateral on the Haven Campus Communities, LLC line of credit, as well as personal guaranties of repayment from the principals of the borrower.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

The Company recorded interest income and other revenue from these instruments as follows:

(In thousands) Interest income	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2021	2020	2021	2020
Real estate loans:
Current interest	$5,516	$6,921	$18,055	$21,070
Accrued interest	2,374	3,052	7,958	9,208
Loan origination fee amortization	666	264	1,308	791
Purchase option termination fee amortization	2,634	421	7,074	4,896
Default interest	—	63	—	186

Total real estate loan revenue	11,190	10,721	34,395	36,151
Notes and lines of credit	464	536	1,400	2,056
Bank and money market accounts	2	1	2	38

Interest income on loans and notes receivable	$11,656	$11,258	$35,797	$38,245

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
The Company has no decision making authority or power to direct activity, except standard lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of September 30, 2021 of approximately $191.0 million. The maximum aggregate amount of loans to be funded as of September 30, 2021 was approximately $243.4 million, which includes approximately $52.5 million of loan committed amounts not yet funded.
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
The Company is subject to a geographic concentration of risk that could be considered significant with regard to the Solis Cumming Town Center, Populus at Pooler, Populus at Pooler Capital and Club Drive real estate loan investments, all of which are partially supporting various real estate projects in Georgia. The drawn amount, plus outstanding accrued interest, for these loans as of September 30, 2021 totaled approximately $23.2 million (with a total commitment amount of approximately $60.9 million). The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Hidden River II, Hidden River II Capital, Vintage Horizon West and The Hudson real estate loan investments, all of which are partially supporting various real estate projects in Florida. The drawn amount, plus outstanding accrued interest, for these loans as of September 30, 2021 totaled approximately $26.0 million (with a total commitment amount of approximately

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

$34.9 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

5. Redeemable Preferred Stock and Equity Offerings
On February 14, 2020, the Company's offering of a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock, par value $0.01 per share, and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering") expired. See note 6 for discussion regarding a termination fee agreement with and payment to Preferred Capital Securities, LLC, or PCS, an affiliate of the Company until June 3, 2021, in conjunction with the Company's winding down of the $1.5 Billion Unit Offering.

The Series A Preferred Stock, Series A1 Preferred Stock, mShares, and Series M1 Preferred Stock are collectively defined as “Preferred Stock”.

During the three-month period ended September 30, 2021, the Company called or redeemed an aggregate of 35,802 shares of Redeemable Preferred Stock for a total redemption cost of $305.8 million.

At September 30, 2021, the Company's active equity offerings consisted of:

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

Cumulative gross proceeds and offering costs for the Company's active equity offerings consisted of:

(In thousands)			Deferred Offering Costs
Offering	Total offering	Gross proceeds as of September 30, 2021	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
Series A1/M1 Offering	$1,000,000	$281,005	$5,024	$2,127	$7,151	$26,507	$33,658
2019 ATM Offering	125,000	32,589	227	1,074	1,301	512	1,813

Total	$1,125,000	$313,594	$5,251	$3,201	$8,452	$27,019	$35,471

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

2019 ATM Offering

During the nine-month period ended September 30, 2021, the Company issued and sold 2,609,840 shares of Common Stock under the 2019 ATM Offering, generating gross proceeds of approximately $28.0 million and, after deducting commissions and other costs, net proceeds of approximately $27.6 million.

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

Daniel M. DuPree and Leonard A. Silverstein were executive directors of NELL Partners, Inc., which controlled the Former Manager through the date of the Internalization. Daniel M. DuPree was the Chief Executive Officer and Leonard A. Silverstein was the President and Chief Operating Officer of the Former Manager. Trusts established, or entities owned, by the family of John A. Williams, Daniel M. DuPree, the family of Leonard A. Silverstein, the Company’s former Vice Chairman of the Board, and former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chief Executive Officer and current Chairman of the Board, the family of Mr. Williams, Mr. DuPree and the family of Mr. Silverstein were the owners of the Sub-Manager.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

The Management Agreement entitled the Former Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf, as shown in the following table. There were no such fees incurred during the nine-month period ended September 30, 2021.

Type of Compensation	Basis of Compensation	Three-month period ended September 30, 2020 (in thousands)	Nine-month period ended September 30, 2020 (in thousands)

Acquisition fees	1.0% of the gross purchase price of real estate assets	$—	$235
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	—	47
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	—	1,349
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	—	890
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	—	616
Construction management fees	Quarterly fee for property renovation and takeover projects	—	14

		$—	$3,151

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

In addition to property management fees, the Company incurred reimbursable on-site personnel salary and related benefits expenses at the properties that totaled $0 and $1.43 million for the three-month and nine-month periods ended September 30, 2020, respectively. These costs are listed on the Company's Consolidated Statements of Operations.

The Former Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Former Manager was reimbursed $0 and $40,451 for the three-month and nine-month periods ended September 30, 2020 respectively. These costs were recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company engaged PCS, an affiliate of the Company until June 3, 2021, to perform certain termination-related services. These services began in October 2019 and continued through April 2020. The Company paid an additional $3.1 million for these services for the nine-month period ended September 30, 2020, which were recorded as deferred offering costs.

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

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through September 30, 2021 was approximately $2.7 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

The Company declared aggregate quarterly cash dividends on its Common Stock of $0.175 and $0.175 per share for the three-month periods ended September 30, 2021 and 2020, respectively and $0.525 and $0.6125 per share for the nine-month periods ended September 30, 2021 and 2020, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At September 30, 2021, the Company had 496,269 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
(In thousands)	2021	2020	2021	2020

Series A Preferred Stock	$52,330	$32,964	$110,786	$97,272
mShares	1,425	1,547	4,362	4,903
Series A1 Preferred Stock	3,622	1,241	9,283	2,209
Series M1 Preferred Stock	478	157	1,221	217
PAC Carveout REIT Preferred Stock	4	—	10	—
Common Stock and Restricted Stock	9,432	8,876	27,682	29,991
Class A OP Units	87	130	270	463

Total	$67,378	$44,915	$153,614	$135,055

Included in the table above are deemed dividends resulting from calls of the Company's Series A Preferred Stock that totaled approximately $28.8 million and $31.1 million for the three-month and nine-month periods ended September 30, 2021, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

Equity compensation expense by award type for the Company was:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,		Unamortized expense as of September 30, 2021
	2021	2020	2021	2020

Class B Unit awards to employees:
2017	$—	$—	$—	$3	$—
2018	39	70	—	191	—
Restricted stock grants to Board members:
2019	—	—	—	140	—
2020	—	133	177	222	—
2021	120	—	160	—	320
Restricted stock grants for employees:
2020	166	242	652	279	2,469
2021	145	—	349	—	2,228
Performance-based restricted stock units:
2020	94	92	370	92	1,120
2021	214	—	499	—	2,463
Restricted stock units to employees:
2018	—	14	(2)	38	—
2019	16	16	45	47	17
2020	7	15	30	46	62
2021	16	—	36	—	165

Total	$817	$582	$2,316	$1,058	$8,844

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

A total of 12,639 and 18,491 PSUs from the 2021 and 2020 grants, respectively, were forfeited during the third quarter 2021.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

Restricted Stock Grants

The following annual grants of restricted stock were made to the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for service years 2019-2021 vested on a pro-rata basis over the four consecutive 90-day periods following the date of grant. The restricted stock grants for service years 2020 and 2021 vested (or are scheduled to vest) on the earlier of the one-year anniversary of the date of grant and the next annual meeting of stockholders..

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2019	26,446	$15.88	$420
2020	66,114	$8.05	$532
2021	46,782	$10.26	$480

On June 17, 2020, the Company granted restricted stock to certain of its executives and employees. The fair value per share of $8.05 was based upon the closing price of the Company's Common Stock on the business day preceding the grant date. A total of 137,741 shares representing a fair value of approximately $1.1 million will vest on the four year anniversary of the grant date and 344,356 shares representing a fair value of approximately $2.8 million are scheduled to vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date. A total of 22,210 shares of unvested restricted stock was forfeited from the 2020 grant during the third quarter of 2021.

On March 15, 2021, the Company granted restricted stock to certain of its executives and employees. The fair value per share of $10.69 was based upon the closing price of the Company's Common Stock on the grant date. A total of 261,226 shares representing a fair value of approximately $2.8 million are scheduled to vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date. A total of 20,112 shares of unvested restricted stock was forfeited from the 2021 grant during the third quarter of 2021.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Class B OP Units

As of September 30, 2021, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP Units, was:

Grant date
1/2/2018

Units granted	256,087
Units forfeited:
John A. Williams (1)	(38,284)
Voluntary forfeiture by senior executives (2)	(128,258)
Other	(31,079)

Total forfeitures	(197,621)

Units earned and converted into Class A Units	—

Class B Units outstanding at September 30, 2021	58,466

Units unearned but vested	58,466
Units unearned and not yet vested	—

Class B Units outstanding at September 30, 2021	58,466

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
September 30, 2021

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

    Restricted Stock Units

The Company made grants of restricted stock units, or RSUs, to its employees under the 2019 Plan, and prior to Internalization, made grants of RSUs to certain employees of affiliates of the Company under the 2011 Plan, as shown in the following table:

Grant date	3/15/2021	1/2/2020	1/2/2019	1/2/2018
Service period	2021-2023	2020-2022	2019-2021	2018-2020

RSU activity:
Granted	20,600	21,400	27,760	20,720
Forfeited	(1,800)	(5,600)	(8,661)	(8,274)

RSUs outstanding at September 30, 2021	18,800	15,800	19,099	12,446

RSUs unearned but vested	—	5,288	12,817	12,446
RSUs unearned and not yet vested	18,800	10,512	6,282	—

RSUs outstanding at September 30, 2021	18,800	15,800	19,099	12,446

Fair value per RSU	$10.69	$9.47	$10.77	$16.66
Total fair value of RSU grant	$220,214	$202,658	$298,975	$345,195

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
September 30, 2021

9. Indebtedness

    Mortgage Notes Payable

Mortgage financing of property acquisitions

During the nine-month periods ended September 30, 2021 and 2020, the Company obtained original mortgage financing on the following properties as shown in the following table:

Property	Date	Initial principal amount (in thousands)	Fixed/Variable rate	Interest rate	Maturity date

2021:
Midway Market (1)	4/15/2021	$10,150	Fixed	3.06%	5/1/2031
The Ellison	6/30/2021	48,000	Variable	L + 150	3/31/2022
Alleia at Presidio	7/8/2021	35,700	Fixed	2.50%	8/1/2026
The Anson	9/14/2021	56,440	Fixed	2.69%	10/1/2031
The Kingson	9/16/2021	53,900	Fixed	2.35%	10/1/2026
Chestnut Farm	9/17/2021	51,800	Variable	L + 150	6/17/2022
Citi Lakes B-Note	9/24/2021	10,420	Fixed	3.85%	8/1/2029

		$266,410

2020:
251 Armour Yards	1/22/2020	$3,522	Fixed	4.50%	1/22/2025
Wakefield Crossing	1/29/2020	7,891	Fixed	3.66%	2/1/2032
Morrocroft Centre	3/19/2020	70,000	Fixed	3.40%	4/10/2033
Horizon at Wiregrass Ranch	4/23/2020	52,000	Fixed	2.90%	5/1/2030
Parkside at the Beach	4/30/2020	45,037	Fixed	2.95%	5/1/2030

		$178,450

(1) Midway Market Shopping Center was acquired on March 19, 2020 and the mortgage financing was obtained on the property on April 15, 2021.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the nine-month periods ended September 30, 2021 and 2020:

Date	Property	Previous balance (millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed (thousands)	New balance (millions)	New interest rate	Additional deferred loan costs from refinancing (thousands)

2021:
2/28/2021	Village at Baldwin Park	$69.4	3.59%	$6	$69.4	3.27%	$923
7/19/2021	Vineyards	32.3	3.68%	1	—	—	—
7/29/2021	Galleria 75	5.0	4.25%	166	—	—	—
7/29/2021	150 Fayetteville	112.6	4.27%	—	—	—	—
7/29/2021	Capitol Towers	121.5	4.60%	—	—	—	—
7/29/2021	CAPTRUST Tower	82.7	3.61%	—	—	—	—
7/29/2021	Morrocroft Centre	70.0	3.40%	—	—	—	—
8/18/2021	The Ellison	48.0	L + 150	96	48.0	2.52%	400
9/8/2021	Armour Yards	38.9	4.10%	424	—	—	—
9/8/2021	251 Armour Yards	6.1	4.50%	—	—	—	—
8/30/2021	Woodstock Crossing	2.8	4.71%	—	—	—	—
9/24/2021	Sorrel	30.2	3.44%	232	47.7	2.54%	1,787

		$619.5		$925	$165.1		$3,110

2020:
1/3/2020	Ursa	$31.4	L + 300	$—	$—	—	$—
6/25/2020	CityPark View	19.8	3.27%	1,314	29.0	2.75%	314
6/29/2020	Aster at Lely Resort	30.7	3.84%	293	50.4	2.95%	2,777
6/29/2020	Avenues at Northpointe	26.0	3.16%	166	33.5	2.79%	1,247
6/30/2020	Avenues at Cypress	20.5	3.43%	1,607	28.4	2.96%	336
6/30/2020	Venue at Lakewood Ranch	27.8	3.55%	2,457	36.6	2.99%	384
6/30/2020	Crosstown Walk	29.9	3.90%	248	46.5	2.92%	2,841
6/30/2020	Summit Crossing II	13.1	4.49%	779	20.7	L + 278	136
7/10/2020	Citrus Village	28.5	3.65%	704	40.9	2.95%	522
7/31/2020	Village at Baldwin Park	70.1	4.16%	16	70.1	3.59%	864

		$297.8		$7,584	$356.1		$9,421

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

The following table summarizes our mortgage notes payable at September 30, 2021:

(In thousands)
Fixed rate mortgage debt:	Principal balances due	Weighted-average interest rate	Weighted average remaining life (years)
Residential Properties	$1,547,348	3.39%	8.4
New Market Properties	564,040	3.98%	6.6
Preferred Office Properties	194,183	4.23%	15.4

Total fixed rate mortgage debt	$2,305,571	3.60%	8.6

Variable rate mortgage debt:
Residential Properties	$72,500	1.95%	3.0
New Market Properties	47,150	2.79%	2.1
Preferred Office Properties	—	—%	0.0

Total variable rate mortgage debt	$119,650	2.28%	2.7

Total mortgage debt:
Residential Properties	$1,619,848	3.32%	8.2
New Market Properties	611,190	3.89%	6.3
Preferred Office Properties	194,183	4.23%	15.4

Total principal amount	2,425,221	3.54%	8.3
Deferred loan costs	(36,720)
Mark to market loan adjustment	(3,918)
Mortgage notes payable, net	$2,384,583

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

As of September 30, 2021, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.8 years. Our mortgage notes have maturity dates between June 17, 2022 and June 1, 2054.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which includes a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $200 million with an option to increase to $300 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On May 4, 2021, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to May 4, 2024, with an option to extend the maturity date to May 4, 2025, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.50% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.62% for the nine-month period ended September 30, 2021. The commitment fee on the average daily unused portion of the Revolving Line of Credit is 0.20% or 0.25% per annum, depending upon the Company's outstanding Credit Facility balance.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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
As of September 30, 2021, the Company was in compliance with all covenants related to the Revolving Line of Credit, as amended, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.3 billion	(2)	$1.7 billion
Debt yield	Minimum 8.75%	(3)	9.68%
Payout ratio	Maximum 100%	(4)	85.3%
Total leverage ratio	Maximum 65%		58.4%
Debt service coverage ratio	Minimum 1.50x	(5)	2.08x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) The minimum net worth covenant decreased to a minimum of $1.3 billion on July 29, 2021 with the office properties closing.
(3) The minimum debt yield covenant increases to a minimum of 9.0% on May 5, 2023.
(4) Calculated on a trailing four-quarter basis. For the period ended September 30, 2021, the maximum dividends and distributions allowed under this covenant was approximately $183.7 million.
(5) Minimum of 1.50x if AFFO payout ratio is less than or equal to 95% and 1.70x if greater than 95%.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At September 30, 2021, unamortized loan fees and closing costs for the Credit Facility were approximately $2.0 million, which will be amortized over a remaining loan life of approximately 2.7 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

    Interest Expense

Interest expense, including amortization of deferred loan costs was:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2021	2020	2021	2020

Residential Properties	$14,130	$15,739	$40,614	$46,537
New Market Properties	6,463	6,539	19,397	19,876
Preferred Office Properties	3,710	6,699	17,031	20,256

Total	24,303	28,977	77,042	86,669

Credit Facility and Acquisition Facility	544	902	2,092	3,939
Interest Expense	$24,847	$29,879	$79,134	$90,608

    Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of September 30, 2021 were:

Period	Future principal payments (in thousands)
2021	$36,855
2022	117,045
2023	82,205
2024	290,414
2025	57,492
2026	335,024
2027	317,639
2028	245,105
2029	245,056
2030	356,042
Thereafter	342,344

Total	$2,425,221

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of September 30, 2021 and December 31, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

11. Commitments and Contingencies

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease as amended, which began on October 9, 2014. As of September 30, 2021, the amount of rent due from the Company was $12.4 million over the remaining term of the lease.
At September 30, 2021, the Company had unfunded commitments on its real estate loan portfolio of approximately $52.5 million.

At September 30, 2021, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $4.1 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation, other than as described herein.

12. Operating Leases

Company as Lessor

For the three-month periods ended September 30, 2021 and 2020, the Company recognized rental property revenues of $96.3 million and $111.9 million, respectively, of which $10.3 million and $10.7 million, respectively, represented variable rental revenue. For the nine-month periods ended September 30, 2021 and 2020, the Company recognized rental property revenues of $300.5 million and $330.4 million, respectively, of which $32.1 million and $31.2 million, respectively, represented variable rental revenue.

Company as Lessee

The Company has one ground lease for which the Company has evaluated its renewal option periods in quantifying its related lessee asset and liability. In determining the value of its right of use asset and lease liability, the Company used discount rates comparable to recent loan rates obtained on comparative properties within its portfolio.

The Company is also, as of January 31, 2020 following the Internalization, the lessee of office space for its property support center which expires in May 2026, and of furniture and office equipment, which leases generally are three to five years in duration with minimal rent increases. The Company subleases a portion of its leased office space to third parties; office rental expense is included net of the revenue from these subleases in the general and administrative expense line on the consolidated statements of operations. Revenue from subleased office space was approximately $707,000 and $763,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.

The Company recorded lease expense as follows:

	Nine-month periods ended September 30,				As of September 30, 2021
(In thousands)	2021		2020		Weighted average remaining lease term (years)	Weighted average discount rate
	Lease expense	Cash paid	Lease expense	Cash paid

Office space	$2,185	$2,190	$1,942	$1,903	4.3	3.0%
Ground leases	17	11	44	38	43.3	4.5%
Office equipment	100	100	282	282	2.7	3.0%

Total	$2,302	$2,301	$2,268	$2,223

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Future minimum rent expense for office space, ground leases and office equipment were:

For the year ending December 31:		Future Minimum Rents as of September 30, 2021
(in thousands)		Office space	Ground leases	Office equipment	Total

2021	(1)	$740	$4	$25	$769
2022		2,855	15	59	2,929
2023		2,497	15	39	2,551
2024		3,139	15	19	3,173
2025		2,808	17	12	2,837
Thereafter		355	938	—	1,293

Total		$12,394	$1,004	$154	$13,552

(1) Remaining three months

13. Segment Information

The Company's Chief Operating Decision Maker, or CODM, evaluates the performance of the Company's business operations and allocates financial and other resources by assessing the financial results and outlook for future performance across four distinct segments: Residential Properties, real estate related financing, New Market Properties and Preferred Office Properties.

Residential Properties - consists of the Company's portfolio of residential multifamily communities as well as the Company's portfolio of owned student housing properties. Preferred Campus Communities, LLC owned and conducted the business of our portfolio of off-campus student housing communities until the sale of all our student housing communities on November 3, 2020. As of and for the three-month and nine-month periods ended September 30, 2021, the Residential Properties segment only consists of the Company's multifamily communities.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

(In thousands)	September 30, 2021	December 31, 2020

Assets:
Residential properties	$1,988,651	$1,745,020
Financing	210,324	321,026
New Market Properties	1,040,921	1,072,090
Preferred Office Properties	373,105	1,121,992
Other	46,034	20,951
Consolidated assets	$3,659,035	$4,281,079

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) were as follows:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2021	2020	2021	2020

Capitalized expenditures:
Residential properties	$3,988	$4,348	$10,400	$10,938
New Market Properties	1,126	2,017	4,706	4,557
Preferred Office Properties	1,191	5,779	5,060	22,458
Total	$6,305	$12,144	$20,166	$37,953

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

Total revenues by reportable segment of the Company were:

(In thousands)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2021	2020	2021	2020
Revenues

Rental and other property revenues:
Residential properties	$55,425	$60,643	$157,709	$180,325
New Market Properties	27,078	26,707	80,921	80,815
Preferred Office Properties (1)	16,799	27,810	70,896	81,009
Total rental and other property revenues	99,302	115,160	309,526	342,149

Financing revenues	11,688	11,271	35,830	38,115
Miscellaneous revenues	22	21	62	50
Consolidated revenues	$111,012	$126,452	$345,418	$380,314

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of September 30, 2021, the Company has recorded deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $33.1 million which is included in the deferred revenues line on the consolidated balance sheets at September 30, 2021. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $2.8 million for both the nine-month periods ended September 30, 2021 and 2020, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

Segment NOI for each reportable segment was as follows:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
(In thousands)	2021	2020	2021	2020
Segment net operating income (Segment NOI)

Residential Properties	$32,482	$32,742	$91,734	$102,195
New Market Properties	19,601	19,386	57,361	57,360
Preferred Office Properties	12,076	20,215	51,054	59,230
Financing	11,683	11,245	35,814	38,089
Miscellaneous revenues	22	21	62	50

Consolidated segment net operating income	75,864	83,609	236,025	256,924

Interest expense:
Residential Properties	14,130	15,739	40,614	46,537
New Market Properties	6,463	6,539	19,397	19,876
Preferred Office Properties	3,710	6,699	17,031	20,256
Corporate	544	902	2,092	3,939
Depreciation and amortization:
Residential Properties	22,345	26,462	65,818	77,602
New Market Properties	11,363	12,688	34,749	39,410
Preferred Office Properties	5,877	12,590	29,464	35,941
Corporate	54	54	167	143
Equity compensation to directors and executives	817	582	2,316	1,058
Management fees, net of waived fees	—	—	—	1,963
Management Internalization	242	577	727	179,828
Allowance for expected credit losses	265	(152)	(58)	5,463
(Gain) / loss on sale of real estate	(7,942)	(3,261)	(8,740)	(3,261)
(Gain) / loss on sale of real estate loan investment	12	—	12	—
(Gain) / loss on sale of land	—	(49)	—	(528)
(Gain) / loss on extinguishment of debt	—	518	—	6,674
Loss from unconsolidated joint venture	187	120	556	120
General and Administrative	7,772	7,203	23,007	20,978

Net income (loss)	$10,025	$(3,602)	$8,873	$(199,075)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

(In thousands, except per-share figures)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2021	2020	2021	2020
Numerator:
Operating income (loss) before gains on sales of real estate and loss from unconsolidated joint venture	$27,129	$23,605	$79,835	$(105,462)
Loss from unconsolidated joint venture	(187)	(120)	(556)	(120)
Gain on sale of real estate	7,942	3,261	8,740	3,261

Operating income (loss)	34,884	26,746	88,019	(102,321)
Interest expense	24,847	29,879	79,134	90,608
Loss on extinguishment of debt	—	(518)	—	(6,674)
Gain on sale of land	—	49	—	528
Loss on sale of real estate loan investment	(12)	—	(12)	—

Net income (loss)	10,025	(3,602)	8,873	(199,075)
Net (income) loss attributable to non-controlling interests (A)	(48)	108	11	3,515

Net income (loss) attributable to the Company	9,977	(3,494)	8,884	(195,560)

Dividends declared to preferred stockholders (B)	(57,859)	(35,909)	(125,662)	(104,601)
Net loss attributable to unvested restricted stock (C)	(117)	(96)	(397)	(109)

Net loss attributable to common stockholders	$(47,999)	$(39,499)	$(117,175)	$(300,270)

Denominator:
Weighted average number of shares of Common Stock - basic	52,455	49,689	51,011	48,351

Effect of dilutive securities: (D)	—	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	52,455	49,689	51,011	48,351

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.92)	$(0.79)	$(2.30)	$(6.21)

(A) The Company's outstanding Class A Units of the Operating Partnership (496 and 742 Units at September 30, 2021, and 2020, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,344 and 1,991 outstanding shares of Series A Preferred Stock at September 30, 2021 and 2020, respectively and 246 and 103 outstanding shares of Series A1 Preferred Stock at September 30, 2021 and 2020, respectively. The Company's mShares accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 84 and 91 mShares outstanding at September 30, 2021 and 2020, respectively. The Company's shares of Series M1 Preferred Stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 32 and 13 shares of Series M1 Preferred Stock outstanding at September 30, 2021 and 2020, respectively.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

(C) The Company's outstanding unvested restricted share awards (662 and 548 shares of Common Stock at September 30, 2021 and 2020, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 21,689 shares of Common Stock; (ii) 58 Class B Units; (iii) 662 shares of unvested restricted common stock; (iv) 66 outstanding Restricted Stock Units; and (v) 449 PSUs are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

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

	As of September 30, 2021
(In thousands)	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$197,377	$203,168	$—	$—	$203,168
Notes receivable and line of credit receivable	9,011	9,011	—	—	9,011
	$206,388	$212,179	$—	$—	$212,179
Financial Liabilities:
Mortgage notes payable	$2,425,221	$2,467,857	$—	$—	$2,467,857
Revolving line of credit	—	—	—	—	—
	$2,425,221	$2,467,857	$—	$—	$2,467,857

	As of December 31, 2020
(In thousands)	Carrying value		Fair value measurements using fair value hierarchy
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$302,423	$315,074	$—	$—	$315,074
Notes receivable and line of credit receivable	10,874	10,874	—	—	10,874
	$313,297	$325,948	$—	$—	$325,948
Financial Liabilities:
Mortgage notes payable	$2,640,705	$2,666,471	$—	$—	$2,666,471
Revolving line of credit	22,000	22,000	—	—	22,000
	$2,662,705	$2,688,471	$—	$—	$2,688,471

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date of the loan, based on the outstanding loan balances at September 30, 2021 and December 31, 2020, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

On October 14, 2021, the Company closed on a real estate loan investment of up to $16.6 million supporting a 337-unit second phase of The Menlo multifamily community in Jacksonville, Florida.

On October 21, 2021, the Company closed on supplemental notes payable (i) with a principal amount of approximately $7.3 million supporting the Retreat at Greystone multifamily community that bears a fixed interest rate of 3.47% per annum and matures on December 1, 2024 and (ii) with a principal amount of approximately $3.7 million supporting the Aldridge at Town Village multifamily community that bears a fixed interest rate of 3.46% per annum and matures on November 1, 2024.

On October 28, 2021, the Company's board of directors declared a quarterly dividend on its Common Stock of $0.175 per share, payable on January 14, 2022 to stockholders of record on December 15, 2021.

Between October 1, 2021 and October 31, 2021, the Company issued 49,049 shares of Common Stock under the 2019 ATM Offering at an average price of $12.43 per share, for aggregate gross proceeds of approximately $610,000 and, after deducting commissions and other costs, net proceeds of approximately $600,000.

Between October 1, 2021 and October 31, 2021, the Company issued 2,882 shares of Series M1 Preferred Stock and collected net proceeds of approximately $2.8 million after commissions and fees. During the same period, the Company redeemed 2,001 shares of Series A Preferred Stock, 267 mShares, 8 shares of Series A1 Preferred Stock, and 193 shares of Series M1 Preferred Stock.

On November 1, 2021, we repaid the mortgage debt in the amount of $27.4 million supporting our Champions Village grocery-anchored shopping center, and on November 2, 2021, we financed our Woodstock Crossing grocery-anchored shopping center with a $5.3 million mortgage bearing interest at a fixed rate of 2.89% per annum that matures on December 1, 2026.

On November 3, 2021, the Company closed on a real estate loan investment of up to $9.1 million, in support of a 246-unit multifamily community located in Atlanta, Georgia.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

    During the three-month period ended September 30, 2021, we acquired four multifamily communities comprising an aggregate of 1,028 units and we closed on one real estate loan investment of up to approximately $23.2 million, in partial support of the development of a 352-unit multifamily community in suburban Atlanta, Georgia.

    During the three-month period ended September 30, 2021, we issued 37,009 shares of Preferred Stock and redeemed or called 305,802 shares of Preferred Stock, for a net reduction of 268,793 shares of Preferred Stock, and a net cash outflow of approximately $272.0 million. During the same period, we issued and sold an aggregate of 1,167,626 shares of Common Stock under our ATM Offering, generating gross proceeds of approximately $12.9 million and, after deducting commissions and other costs, net proceeds of approximately $12.7 million. Our equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the three-month period ended September 30, 2021, we sold seven office properties (Galleria 75, 150 Fayetteville, Capitol Towers, CAPTRUST Tower, Morrocroft Centre, Armour Yards, and 251 Armour Yards) and our 8West real estate loan investment for an aggregate gross sales price of approximately $725.0 million. We recognized an aggregate loss on sale of $12.0 million in the third quarter. We expect the disposition of these assets may result in a potentially material decrease in our revenues and results of operations. We used part of the proceeds from the sales to call approximately $288.3 million of our Series A Preferred Stock during the third quarter.

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
•     the consequences of any armed conflict involving, or terrorist attack against, the United States; and
•     adverse impacts on our cash flows and operating results from natural disasters and climate change.

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

Industry Outlook

    In spite of the COVID-19 pandemic, we believe continued, albeit sporadic, improvement in the United States' economy will take hold for the remainder of 2021, with continued improvement in the job market from pandemic lows and growth and improvements in the overall economy. As the country combats the effects of the COVID-19 pandemic with vaccine rollouts and other measures, it should be the case that the impact from the pandemic lessens and the economy can begin a path to normalcy. We believe a recovering economy, improving job market and increased consumer confidence should help create favorable conditions in the recovery for the multifamily sector, grocery-anchored shopping centers and Class A office demand.

Multifamily Communities

We continue to believe in the health of the multifamily industry, which is driven by both favorable demographic tailwinds and strong economic fundamentals.

Two of the nation’s largest generational cohorts - an estimated 72 million Millennials and 72 million Baby Boomers – continue to create demand for multifamily housing. Lifestyle trends within these groups support the multifamily thesis, with Millennials seeking flexibility and Baby Boomers looking to downsize and reduce ongoing maintenance required with home ownership. These trends are further amplified within our footprint and strategy: operating newly-constructed Class A communities in growing suburban Sunbelt markets. The Sunbelt continues to benefit from in-migration trends as weather, affordability and friendly business environments attract households and corporations alike. Millennials, who on average are forming households and starting families later than prior generations, are now searching for additional square footage, relative affordability and good schools; attributes that are generally more prevalent in the suburbs.

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

New Market Properties

We specialize in owning and operating shopping centers anchored by market-leading grocers complemented by convenience-based retailers across high-growth suburban Sunbelt markets. These centers are primarily anchored by Publix, Kroger, Harris Teeter and other market share leading grocers with high sales per square foot. We believe that our focus on an e-commerce resilient, daily needs-centric merchandising mix has our portfolio positioned well to flourish amidst the accelerated migration to the Sunbelt. Convenience-driven retail within our retail portfolio continues to thrive amidst the resurgence of the sector. Customers continue to rely on the brick-and-mortar footprints of retailers, with 11% more consumers planning to shop in store this holiday season than in 2019 according to Jones Lang LaSalle. Grocery stores also continue to flourish, with Publix's third quarter 2021 foot traffic 13.3% higher than 2019 levels.

The accelerated migration trends occurring in affluent and growing suburbs across the Sunbelt have tremendously benefited our retail portfolio. The states that our retail portfolio is located in have outpaced US population growth, increasing population by 12% over the last 10 years compared to the 7% national average. Suburban retail continues to benefit from increased workplace flexibility, allowing shoppers to work from home at their convenience, yielding more time spent closer to our assets. Retailers are recognizing each of these tailwinds and are focused on suburban Sunbelt expansion as a result.

We are encouraged by the strong retailer demand in our shopping centers and are strategically focusing on improving our overall merchandising mix to better our positioning in the ever-changing retail landscape. Our grocery partners are all engaged in further developing their curbside pickup and Buy Online Pickup in Store ("BOPIS") offerings as they establish themselves as the optimal last mile touchpoint for shoppers. Our tenant base has proven its resiliency during the pandemic. Our grocery partners continue to thrive, and our e-commerce and convenience focused tenancy is positioned well to benefit from the strong tailwinds that the suburbs throughout the Sunbelt are experiencing today.

Preferred Office Properties

               Preferred Office Properties operates three Class A office assets comprising 1.2 million square feet in the Atlanta, San Antonio and Birmingham markets. New leasing activity has slowed and sublease availability has increased in most markets due to uncertainty from COVID-19. We expect to see some level of continued soft demand in the near-term. Despite these challenges, the Company’s office investments are 87% leased with only approximately 1.2% of the portfolio leases expiring through the end of 2022. Furthermore, multi-year contractual leases and rent schedules paired with high quality tenant balance sheets have offered protection against adverse impacts of COVID-19.

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

The company sold a substantial majority of its office assets during the third quarter 2021. The sale of these assets marks a continuation of our stated strategy to simplify our investment focus, realign our balance sheet and to ultimately exit the office business entirely over time.

Critical Accounting Policies
    There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-
K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

    As of September 30, 2021, we had 1,084,471 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2021, a total of 531,522 Warrants had been exercised into 10,630,440 shares of Common stock. The 1,084,471 Warrants outstanding at September 30, 2021 have exercise prices that range between $19.50 and $26.34 per share. If all the Warrants outstanding at September 30, 2021 became exercisable and were exercised, gross proceeds to us would be approximately $438.9 million and we would as a result issue an additional 21,689,420 shares of Common Stock.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

    Certain financial highlights of our results of operations for the three-month and nine-month periods ended September 30, 2021 and 2020 were:

Financial

•Our total revenues for the quarter ended September 30, 2021 decreased approximately $15.4 million, or 12.2%, to $111.0 million from the quarter ended September 30, 2020, due to the absence of revenues from the eight student housing properties that we sold on November 3, 2020 and the seven office properties and one real estate loan investment that we sold during the third quarter 2021. The student housing properties contributed approximately $12.5 million, or 9.9% of our total revenues and the disposed office properties and real estate loan investment contributed approximately $17.3 million, or 13.7% of our total revenues for the quarter ended September 30, 2020. Excluding the contributions of these disposed assets, our year-over-year total revenues would have increased $7.7 million, or 8%.

•Our net loss per share was $(0.92) and $(0.79) for the three-month periods ended September 30, 2021 and 2020, respectively. Funds From Operations, or FFO, was $(0.31) and $0.17 per weighted average share of Common Stock and Class A Unit outstanding for the three months ended September 30, 2021 and 2020, respectively. The decrease in FFO per share was driven by:

*deemed dividends due to calls and cash redemptions of our preferred stock of $(0.51) per share;
*lower FFO resulting from the sale of our student housing properties in the fourth quarter 2020 and seven office properties and one real estate loan investment in the third quarter of 2021 of $(0.14) per share;
*partially offset by lower cash dividend requirements on our preferred stock of $0.13 per share; and
*improved multifamily same-store results of $0.04 per share.

•Our Core FFO per share increased to $0.28 for the third quarter 2021 from $0.26 for the third quarter 2020, due to:

*lower cash dividend requirements on our preferred stock of $0.13 per share;
*improved multifamily same-store results of $0.04 per share; and
*lower FFO resulting from the sale of our student housing properties in the fourth quarter 2020 and seven office properties and one real estate loan investment in the third quarter of 2021 of $(0.14) per share.

•Our AFFO per share increased to $0.40 for the third quarter 2021 from $0.07 for the third quarter 2020 due to:

*accrued interest income received of $0.16 per share;
*lower cash dividend requirements on our preferred stock of $0.13 per share;
*cash received from purchase option termination agreements of $0.06 per share;
*smaller adjustments to remove non-cash revenues from amortization of deferred revenues, straight-line rent adjustments, above and below market leases and lease inducements of $0.05;
*improved multifamily same-store results of $0.04 per share; and
*lower FFO resulting from the sale of our student housing properties in the fourth quarter 2020 and seven office properties and one real estate loan investment in the third quarter of 2021 of $(0.14) per share.

•Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 63.7% and our Core FFO payout ratio to our preferred stockholders was approximately 79.5% for the third quarter 2021. (A)

•Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 44.6% and our AFFO payout ratio to our preferred stockholders was approximately 73.1% for the third quarter 2021.

•As of September 30, 2021, our total assets were approximately $3.7 billion, a net decrease from our total assets of approximately $4.7 billion at September 30, 2020, that primarily resulted from the sale of seven office properties during the third quarter 2021 and of our student housing portfolio during the fourth quarter 2020, offset by the acquisition of five multifamily communities (net of dispositions).

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

Operational

•Our rental rates for our multifamily same-store properties for new and renewal leases increased 24.1% and 8.8% respectively and 15.6% blended for third quarter 2021 as compared to the expiring leases, excluding shorter-term leases of six months or less.

•Our rental rates for our multifamily same-store properties for new and renewal leases increased 25.6% and 13.3% respectively and 18.6% blended for October 2021 as compared to the expiring leases, excluding shorter-term leases of six months or less.

•As of September 30, 2021, the average age of our multifamily communities was approximately 6.1 years, which we believe is the youngest in the public multifamily REIT industry.

•As of September 30, 2021, all of our owned multifamily communities had achieved stabilization except for The Ellison (that was acquired on June 30, 2021), and Alleia at Presidio, The Anson, The Kingson, and Chestnut Farm, which were all acquired during the third quarter 2021. We define stabilization as reaching 93% occupancy for all three consecutive months within a single quarter.

•The average physical occupancy of our same-store multifamily communities increased to 97.1% for the three-month period ended September 30, 2021 from 95.6% for the three-month period ended September 30, 2020 and 96.8% for the three-month period ended June 30, 2021.

•Our average recurring rental revenue collections were approximately 99.2% for multifamily communities and 99.2% for grocery-anchored retail properties for the third quarter 2021.

Financing and Capital Markets

•As of September 30, 2021, approximately 95.1% of our permanent property-level mortgage debt has fixed interest rates and approximately 0.9% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates. Our overall weighted average interest rate for our mortgage debt portfolio was 3.3% for multifamily communities, 4.2% for office properties, 3.9% for grocery-anchored retail properties and 3.5% in the aggregate.

•During the third quarter 2021, we issued and sold an aggregate of 37,009 shares of preferred stock and redeemed or called an aggregate of 305,802 shares of preferred stock, resulting in a net reduction of 268,793 outstanding shares of preferred stock, for a net redemption of approximately $272.0 million.

•At September 30, 2021, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 57.6%.

•At September 30, 2021, we had $200.0 million available to be drawn on our revolving line of credit.

•During the third quarter 2021, we issued and sold an aggregate of 1,167,626 shares of Common Stock under our 2019 ATM Offering, generating gross proceeds of approximately $12.9 million and, after deducting commissions and other costs, net proceeds of approximately $12.7 million.

Significant Transactions
•During the third quarter 2021, we closed on the acquisition of four multifamily communities and the disposition of one multifamily community:

Multifamily Community	Location	Units
Acquisitions:
Alleia at Presidio	Fort Worth, Texas	231
The Anson	Nashville, Tennessee	301
The Kingson	Fredericksburg, Virginia	240
Chestnut Farm	Charlotte, North Carolina	256

Total		1,028

Disposition:
Vineyards	Houston, Texas	369

•During the third quarter 2021, we closed on the disposition of the following office buildings:

Property	Location	Gross Leasable Area ("GLA"), SF
Galleria 75	Atlanta, Georgia	111,000
150 Fayetteville	Raleigh, North Carolina	560,000
Capitol Towers	Charlotte, North Carolina	479,000
CAPTRUST Tower	Raleigh, North Carolina	300,000
Morrocroft Centre	Charlotte, North Carolina	291,000
Armour Yards Portfolio (1)	Atlanta, Georgia	222,000

Total		1,963,000

(1) Includes the Armour Yards and the 251 Armour Yards assets.

•During the third quarter 2021, we received the full principal and interest amounts due from the repayment of eleven real estate loan investments associated with six properties that totaled approximately $114.1 million, plus purchase option termination fee proceeds of approximately $5.4 million. These transactions collectively returned approximately $119.5 million of capital to us during the third quarter for investment, preferred stock redemptions, or other corporate purposes. Of the six properties represented by these loan payoffs, we acquired three of the assets.

•On August 11, 2021, we originated a real estate loan investment of up to approximately $23.2 million, in support of the development of a 352-unit multifamily community in suburban Atlanta, Georgia.

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

As of September 30, 2021, potential property acquisitions and units from projects in our real estate loan investment portfolio for which we hold a purchase option or right of first offer consisted of:

		Total units upon	Purchase option window
Project/Property	Location	completion (1)	Begin	End

Multifamily communities
Purchase options at discount to market:
Hidden River II	Tampa, FL	204	S + 90 days (2)	S + 150 days (2)

Purchase options at market or with rights of first offer:
Hudson at Metro West	Orlando, FL	320	S + 90 days (2)	S + 150 days (2)
Vintage Horizon West	Orlando, FL	340	(3)	(3)
Vintage Jones Franklin	Raleigh, NC	277	(3)	(3)
Club Drive	Atlanta, GA	352	(5)	(5)
Populus at Pooler	Savannah, GA	316	(6)	(6)
Solis Cumming Town Center	Atlanta, GA	320	(4)	(4)

		2,129

(1) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(2) The option period window begins and ends at the number of days indicated beyond the achievement of a 93% occupancy threshold by the underlying property.
(3) The option period window begins on the later of one year following receipt of final certificate of occupancy or 90 days beyond the achievement of a 93% occupancy threshold by the underlying property and ends 60 days beyond the option period beginning date.

(4) We hold a right of first offer on the property.
(5) The option period begins upon the property's achievement of an 85% occupancy threshold. If we are unable to reach an agreement on the property's market value, we have a right of first offer.
(6) The option period begins upon the property's achievement of an 80% occupancy threshold. If we are unable to reach an agreement on the property's market value, we have a right of first offer.

Three-month and nine-month periods ended September 30, 2021 compared to 2020

    The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the three-month and nine-month periods ended September 30, 2021 versus 2020:

Preferred Apartment Communities, Inc.	Three-month periods ended September 30,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental and other property revenues	$99,050	$114,831	$(15,781)	(13.7)%
Interest income on loans and notes receivable	11,241	10,649	592	5.6%
Interest income from related parties	415	609	(194)	(31.9)%
Miscellaneous revenues	306	363	(57)	(15.7)%

Total revenues	111,012	126,452	(15,440)	(12.2)%

Operating expenses:
Property operating and maintenance	14,956	19,437	(4,481)	(23.1)%
Property salary and benefits	4,929	6,054	(1,125)	(18.6)%
Property management costs	757	983	(226)	(23.0)%
Real estate taxes and insurance	14,506	16,369	(1,863)	(11.4)%
General and administrative	7,772	7,203	569	7.9%
Equity compensation to directors and executives	817	582	235	40.4%
Depreciation and amortization	39,639	51,794	(12,155)	(23.5)%
Allowance for expected credit losses	265	(152)	417	—
Management internalization expense	242	577	(335)	(58.1)%

Total operating expenses	83,883	102,847	(18,964)	(18.4)%

Operating income before gains on sales of real estate and loss from unconsolidated joint venture	27,129	23,605	3,524	14.9%
Loss from unconsolidated joint venture	(187)	(120)	(67)	—
Gains from sales of real estate	7,942	3,261	4,681	143.5%
Operating income	34,884	26,746	8,138	30.4%
Interest expense	24,847	29,879	(5,032)	(16.8)%
Loss on extinguishment of debt	—	(518)	518	—
Loss on sale of real estate loan	(12)	—	(12)	—
Gain on sale of land	—	49	(49)	—

Net income (loss)	10,025	(3,602)	13,627	—
Consolidated net (income) loss attributable to non-controlling interests	(48)	108	(156)	—

Net income (loss) attributable to the Company	$9,977	$(3,494)	$13,471	—

Preferred Apartment Communities, Inc.	Nine-month periods ended September 30,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental and other property revenues	$308,670	$338,271	$(29,601)	(8.8)%
Interest income on loans and notes receivable	34,567	34,495	72	0.2%
Interest income from related parties	1,230	3,750	(2,520)	(67.2)%
Miscellaneous revenues	951	3,798	(2,847)	(75.0)%

Total revenues	345,418	380,314	(34,896)	(9.2)%

Operating expenses:
Property operating and maintenance	45,785	53,566	(7,781)	(14.5)%
Property salary and benefits	14,664	16,965	(2,301)	(13.6)%
Property management costs	2,789	4,028	(1,239)	(30.8)%
Real estate taxes and insurance	46,155	48,831	(2,676)	(5.5)%
General and administrative	23,007	20,978	2,029	9.7%
Equity compensation to directors and executives	2,316	1,058	1,258	118.9%
Depreciation and amortization	130,198	153,096	(22,898)	(15.0)%
Asset management and general and administrative expense fees to related party	—	3,099	(3,099)	—
Allowance for expected credit losses	(58)	5,463	(5,521)	—
Management internalization expense	727	179,828	(179,101)	(99.6)%

Total operating expenses	265,583	486,912	(221,329)	(45.5)%

Waived asset management and general and administrative expense fees	—	(1,136)	1,136	—

Net operating expenses	265,583	485,776	(220,193)	(45.3)%

Operating income (loss) before loss from unconsolidated joint venture and gain on sale of real estate	79,835	(105,462)	185,297	(175.7)%
Loss from unconsolidated joint venture	(556)	(120)	(436)	—
Gain on sale of real estate, net	8,740	3,261	5,479	168.0%
Operating income (loss)	88,019	(102,321)	190,340	—
Interest expense	79,134	90,608	(11,474)	(12.7)%
Loss on extinguishment of debt	—	(6,674)	6,674	—
Loss on sale of real estate loan	(12)	—	(12)	—
Gain on sale of land	—	528	(528)	—

Net income (loss)	8,873	(199,075)	207,948	—
Consolidated net loss attributable to non-controlling interests	11	3,515	(3,504)	(99.7)%

Net income (loss) attributable to the Company	$8,884	$(195,560)	$204,444	—

New Market Properties, LLC

    Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers. Comparative statements of operations of New Market Properties, LLC for the three-month and nine-month periods ended September 30, 2021 versus 2020 are presented below. These statements of operations exclude certain allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three-month periods ended September 30,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$27,078	$26,707	$371	1.4%

Operating expenses:
Property operating and maintenance	3,351	3,291	60	1.8%
Property management fees	534	528	6	1.1%
Real estate taxes and insurance	3,591	3,502	89	2.5%
General and administrative	952	945	7	0.7%
Equity compensation to directors and executives	61	19	42	221.1%
Depreciation and amortization	11,363	12,688	(1,325)	(10.4)%
Total operating expenses	19,852	20,973	(1,121)	(5.3)%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	7,226	5,734	1,492	26.0%
Loss from unconsolidated joint venture	(187)	(120)	(67)	—
Gain on sale of real estate, net	—	3,261	(3,261)	—
Operating income	7,039	8,875	(1,836)	(20.7)%

Interest expense	6,463	6,539	(76)	(1.2)%
Gain on sale of land	—	49	(49)	—
Net income	576	2,385	(1,809)	(75.8)%

Consolidated net (income) attributable to non-controlling interests	(3)	(43)	40	—

Net income attributable to the Company	$579	$2,428	$(1,849)	—

New Market Properties, LLC	Nine-month periods ended September 30,		Change inc (dec)
(in thousands)	2021	2020	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$80,921	$80,651	$270	0.3%
Interest income on notes receivable	—	164	(164)	—
Total revenues	80,921	80,815	106	0.1%

Operating expenses:
Property operating and maintenance	10,144	9,831	313	3.2%
Property management fees	1,733	1,921	(188)	(9.8)%
Real estate taxes and insurance	11,683	11,703	(20)	(0.2)%
General and administrative	2,758	2,662	96	3.6%
Equity compensation to directors and executives	155	47	108	229.8%
Depreciation and amortization	34,749	39,410	(4,661)	(11.8)%
Asset management and general and administrative expense fees to related parties	—	720	(720)	—
Total operating expenses	61,222	66,294	(5,072)	(7.7)%
Waived asset management and general and administrative expense fees	—	(17)	17	—
Net operating expenses	61,222	66,277	(5,055)	(7.6)%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	19,699	14,538	5,161	35.5%
Loss from unconsolidated joint venture	(556)	(120)	(436)	363.3%
Gain on sale of real estate, net	—	3,261	(3,261)	—
Operating income	19,143	17,679	1,464	8.3%

Interest expense	19,397	19,876	(479)	(2.4)%
Gain on sale of land	15	528	(513)	(97.2)%
Net loss	(239)	(1,669)	1,430	(85.7)%

Consolidated net loss attributable to non-controlling interests	(38)	(82)	44	—

Net loss attributable to the Company	$(201)	$(1,587)	$1,386	—

Recent acquisitions

Our dispositions (partially offset by acquisitions) of real estate assets since January 1, 2020 were the primary drivers behind our decreases in rental and property revenues and property operating expenses for the three-month and nine-month periods ended September 30, 2021 versus 2020, as listed in the tables below:
    Real estate assets acquired

Acquisition date	Property	Location	Units	Leasable square feet

	Residential Properties:
3/31/2020	Horizon at Wiregrass	Tampa, FL	392	—
4/30/2020	Parkside at the Beach	Panama City Beach, FL	288	—
11/2/2020	The Blake	Orlando, FL	281	—
12/15/2020	The Menlo	Jacksonville, FL	332	—
6/30/2021	The Ellison	Atlanta, GA	250	—
7/8/2021	Alleia at Presidio	Ft. Worth, TX	231	—
9/14/2021	The Anson	Nashville, TN	301	—
9/16/2021	The Kingson	Fredericksburg, VA	240	—
9/17/2021	Chestnut Farm	Charlotte, NC	256	—

	New Market Properties:
1/29/2020	Wakefield Crossing	Raleigh, NC	—	75,927
3/19/2020	Midway Market	Dallas, TX	—	85,599

			2,571	161,526

Real estate assets sold

Disposition date	Property	Location	Units	Beds

	Student housing properties:
11/3/2020	North by Northwest	Tallahassee, FL	219	679
11/3/2020	SoL	Tempe, AZ	224	639
11/3/2020	Stadium Village	Atlanta, GA	198	792
11/3/2020	Ursa	Waco, TX	250	840
11/3/2020	The Tradition	College Station, TX	427	808
11/3/2020	Knightshade	Orlando, FL	221	894
11/3/2020	The Bloc	Lubbock, TX	140	556
11/3/2020	Rush	Charlotte, NC	332	887

	Multifamily communities:
11/12/2020	Avenues at Creekside	San Antonio, TX	395	—
7/19/2021	Vineyards	Houston, TX	369	—

	Office properties:		Gross leasable area (SF)
7/29/2021	Galleria 75	Atlanta, GA	111,000
7/29/2021	150 Fayetteville	Raleigh, NC	560,000
7/29/2021	Capitol Towers	Charlotte, NC	479,000
7/29/2021	CAPTRUST Tower	Raleigh, NC	300,000
7/29/2021	Morrocroft Centre	Charlotte, NC	291,000
9/8/2021	Armour Yards Portfolio	Atlanta, GA	222,000
			1,963,000

Rental and other property revenues

    Rental and other property revenues decreased 13.7% and 8.8% for the three-month and nine-month periods ended September 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020 and the sale of seven office properties during the third quarter of 2021. Changes in occupancy rates and in percentages of leased space and rent growth are the primary drivers of changes in rental revenue from our owned properties. Factors which we believe affect market rents include vacant unit inventory in local markets, local and national economic growth and resultant employment stability, income levels and growth, the ease of obtaining credit for home purchases, and changes in demand due to consumer confidence in the above factors.

Interest income

    Interest income from our real estate loan and note investments, including interest income from related party investments, decreased 67% for the nine-month period ended September 30, 2021 versus the corresponding period of 2020, primarily due to an overall decrease in current and deferred interest revenue from our smaller portfolio of real estate loan investments and notes receivable. The principal amount outstanding on our portfolio of real estate loan investments decreased to approximately $191.0 million at September 30, 2021 from $323.6 million at September 30, 2020. During the third quarter 2021, we recorded purchase option termination fee income of approximately $2.6 million on real estate loan investments that supported the Cameron Square and V & Three multifamily communities. Comparatively, we only recorded purchase option termination fee income of approximately $0.4 million on real estate loan investments during the third quarter of 2020. These increased revenues from purchase option termination fees offset the smaller revenue stream of current and deferred interest described above. As of September 30, 2021, we have no further purchase option termination fees remaining to be amortized into interest income from real estate loan investments.

We recorded interest income and other revenue from these instruments as presented in Note 4 to our Consolidated Financial Statements.

Miscellaneous revenues

Miscellaneous revenues decreased 75% for the nine-month period ended September 30, 2021 versus the corresponding period of 2020, primarily due to the recognition of a forfeited earnest money deposit of $2.75 million from a prospective purchaser of six of our student housing properties during the first quarter 2020.

Property-level expenses

Property operating and maintenance, property salary and benefits, property management costs and real estate taxes and insurance decreased uniformly for the three-month and nine-month periods ended September 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020 and the sale of seven office properties during the third quarter 2021. The primary components of operating and maintenance expense are utilities, property repairs, and landscaping costs. The expenses incurred for property repairs and, to a lesser extent, utilities could generally be expected to increase gradually over time as the buildings and properties age. Utility costs may generally be expected to increase in future periods as rate increases from providing carriers are passed on to our residents and tenants.

General and administrative

General and administrative expenses increased 7.9% and 9.7% for the three-month and nine-month periods ended September 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to increased compensation costs.

Equity compensation to directors and executives

Equity compensation expenses increased 40.4% and 118.9% for the three-month and nine-month periods ended September 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to issuances of restricted stock and restricted stock units since March 31, 2020. These instruments have a collective fair value of approximately $12.9 million, that will be amortized as described in Note 8 to our Consolidated Financial Statements.

Asset management fees and general and administrative fees to related party

Monthly asset management fees and general and administrative expense fees ceased effective with the closing of our Internalization Transaction on January 31, 2020.

Allowance for expected credit losses

Our allowance for expected credit losses on our real estate loan investments increased for the three-month period ended September 30, 2021 versus the corresponding period of 2020 as we recorded reserves on interest revenue from our Haven line of credit outweighed the decreases in reserves from the sale or repayment of eleven real estate loans during the third quarter 2021. The primary driver of the decrease for the nine-month period 2021 versus the 2020 period was due to the repayment of eleven real estate loan investments and the sale of the 8West loan.

Management Internalization expense

    On January 31, 2020, we internalized the functions performed by the Former Manager and the Sub-Manager by acquiring the entities that own the Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months.

Interest expense

Our interest expense decreased 16.8% and 12.7% for the three-month and nine-month periods ended September 30, 2021, respectively, versus the corresponding periods of 2020, primarily due to the sale of our student housing properties in the fourth quarter 2020 and the sale of seven office properties during the third quarter of 2021.

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
• loan cost amortization on acquisition line of credit and loan coordination fees;
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
		Three months ended September 30,
(In thousands, except per-share figures)		2021	2020

Net loss attributable to common stockholders (See note 1)		$(47,999)	$(39,499)

Add:	Depreciation of real estate assets	32,807	41,282
	Amortization of acquired intangible assets and deferred leasing costs	6,613	9,978
	Net loss attributable to Class A Unitholders (See note 2)	94	(50)
	Gain on sale of real estate	(7,942)	(3,261)
FFO attributable to common stockholders and unitholders		(16,427)	8,450

	Acquisition and pursuit costs	—	3
	Loan cost amortization on acquisition line of credit and loan coordination fees (See note 3)	380	505
	Payment of costs related to property refinancing	388	509
	Internalization costs (See note 4)	242	577
	Deemed dividends for redemptions of and non-cash dividends on preferred stock, plus
	expenses incurred on calls of preferred stock (See note 5)	30,332	3,107
	Expenses related to the COVID-19 global pandemic (See note 6)	34	138
Core FFO attributable to common stockholders and unitholders		14,949	13,289

Add:	Non-cash equity compensation to directors and executives	817	582
	Amortization of loan closing costs (See note 7)	1,244	1,288
	Depreciation/amortization of non-real estate assets	445	621
	Net loan origination fees received (See note 8)	684	415
	Deferred interest income received (See note 9)	9,094	375
	Amortization of lease inducements (See note 10)	449	448
	Cash received in excess of (exceeded by) amortization of purchase option termination revenues (See note 11)	2,754	(421)
Less:	Non-cash loan interest income (See note 12)	(2,330)	(3,317)
	Non-cash income for current expected credit losses (See note 13)	(149)	(761)
	Cash paid for loan closing costs	(150)	(106)
	Amortization of acquired real estate intangible liabilities and straight-line rent adjustments (See note 14)	(2,401)	(4,887)
	Amortization of deferred revenues (See note 15)	(940)	(940)
	Normally recurring capital expenditures (See note 16)	(3,145)	(2,983)

AFFO attributable to common stockholders and Unitholders		$21,321	$3,603

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$9,432	$8,876
	Distributions to Unitholders (See note 2)	87	130
	Total	$9,519	$9,006

Common Stock dividends and Unitholder distributions per share		$0.1750	$0.1750

FFO per weighted average basic share of Common Stock and Unit outstanding		$(0.31)	$0.17
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.28	$0.26
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.40	$0.07

Weighted average shares of Common Stock and Units outstanding:
	Basic:
	Common Stock	52,455	49,689
	Class A Units	497	742
	Common Stock and Class A Units	52,952	50,431

	Diluted Common Stock and Class A Units (See note 17)	53,472	50,433

Actual shares of Common Stock outstanding, including 662 and 548 unvested shares
of restricted Common Stock at September 30, 2021 and 2020, respectively.		53,559	50,449
Actual Class A Units outstanding at September 30, 2021 and 2020, respectively.		496	742
	Total	54,055	51,191

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Reconciliation of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO
to Net (Loss) Income Attributable to Common Stockholders
		Nine months ended September 30,
(In thousands, except per-share figures)		2021	2020

Net loss attributable to common stockholders (See note 1)		$(117,175)	$(300,270)

Add:	Depreciation of real estate assets	105,616	122,053
	Amortization of acquired intangible assets and deferred leasing costs	23,809	28,933
	Net loss attributable to Class A Unitholders (See note 2)	77	(3,393)
	Gain on sale of real estate	(8,740)	(3,261)
FFO attributable to common stockholders and unitholders		3,587	(155,938)
	Acquisition and pursuit costs	5	381
	Loan cost amortization on acquisition line of credit and loan coordination fees (See note 3)	1,286	1,711
	Payment of costs related to property refinancing	506	7,372
	Internalization costs (See note 4)	727	179,828
	Deemed dividends for redemptions of and non-cash dividends on preferred stock, plus
	expenses incurred on calls of preferred stock (See note 5)	38,269	6,423
	Expenses related to the COVID-19 global pandemic (See note 6)	115	586
	Earnest money forfeited by prospective asset purchaser	—	(2,750)
Core FFO attributable to common stockholders and unitholders		44,495	37,613

Add:	Non-cash equity compensation to directors and executives	2,316	1,058
	Non-cash (income) expense for current expected credit losses (See note 13)	(1,288)	3,647
	Amortization of loan closing costs (See note 7)	3,701	3,631
	Depreciation/amortization of non-real estate assets	1,336	1,793
	Net loan origination fees received (See note 8)	1,887	882
	Deferred interest income received (See note 9)	13,580	8,652
	Amortization of lease inducements (See note 10)	1,349	1,334
	Earnest money forfeited by prospective asset purchaser	—	2,750
	Cash received in excess of (exceeded by) amortization of purchase option termination revenues (See note 11)	2,777	(96)
Less:	Non-cash loan interest income (See note 12)	(8,113)	(9,445)
	Cash paid for loan closing costs	(2,041)	(106)
	Amortization of acquired real estate intangible liabilities and straight-line rent adjustments (See note 14)	(8,964)	(13,684)
	Amortization of deferred revenues (See note 15)	(2,821)	(2,821)
	Normally recurring capital expenditures (See note 16)	(9,475)	(6,525)

AFFO attributable to common stockholders and Unitholders		$38,739	$28,683
Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	27,682	29,991
	Distributions to Unitholders (See note 2)	270	463
	Total	27,952	30,454

Common Stock dividends and Unitholder distributions per share		$0.5250	$0.6125

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.07	$(3.17)
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.86	$0.77
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.75	$0.58
Weighted average shares of Common Stock and Units outstanding:
	Basic:
	Common Stock	51,011	48,351
	Class A Units	547	776
	Common Stock and Class A Units	51,558	49,127

	Diluted Common Stock and Class A Units (See note 17)	51,945	49,144
Actual shares of Common Stock outstanding, including 662 and 548 unvested shares
of restricted Common Stock at September 30, 2021 and 2020, respectively.		53,559	50,449
Actual Class A Units outstanding at September 30, 2021 and 2020, respectively.		496	742
	Total	54,055	51,191

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to
Net Loss Attributable to Common Stockholders

1)Rental and other property revenues and property operating expenses for the three months ended September 30, 2021 include activity for the properties acquired since September 30, 2020. Rental and other property revenues and expenses for the three-month and nine-month periods ended September 30, 2020 include activity for the acquisitions made during that period only from their respective dates of acquisition.

2)Non-controlling interests in our Operating Partnership, consisted of a total of 496,269 Class A Units as of September 30, 2021. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 0.94% and 1.47% for the three-month periods ended September 30, 2021 and 2020, respectively.

3)     We paid loan coordination fees to Preferred Apartment Advisors, LLC, (our "Former Manager") to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization Transaction (defined in note 4 below). The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At September 30, 2021, aggregate unamortized loan coordination fees were approximately $8.3 million, which will be amortized over a weighted average remaining loan life of approximately 10.2 years.

4)    This adjustment reflects the add-back of (i) consideration paid to the owners of the Former Manager and NMP Advisors, LLC (our "Former Sub-Manager"), (ii) accretion of the discount on the deferred liability payable to the owners of the Former Manager and (iii) due diligence and pursuit costs incurred by the Company related to the internalization of the functions performed by the Former Manager and Former Sub-Manager (the "Internalization Transaction").

5)    This additive adjustment removes the effect of deemed dividends that arise from cash calls and redemptions of preferred stock. For preferred stock shares that are called by the Company or redeemed by the holder, the Company records a deemed dividend for the difference between the redemption of the share at its face value, net of any redemption discount, as compared to the carrying value of the share on the Company’s consolidated balance sheets. Also included in this adjustment is the adding back of expenses incurred related to effecting calls of preferred stock.

6)    This additive adjustment to FFO consists of non-recurring costs for signage, cleaning and supplies necessary to create and maintain work environments necessary to adhere to CDC guidelines during the current COVID-19 pandemic. Since we do not expect to incur similar costs once the COVID-19 pandemic has subsided, we add these costs back to FFO in our calculation of Core FFO.

7)    We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At September 30, 2021, unamortized loan costs on all the Company's indebtedness were approximately $30.4 million, which will be amortized over a weighted average remaining loan life of approximately 8.0 years.

8) We receive loan origination fees in conjunction with the origination of certain real estate loan investments. The total fees received are additive adjustments to Core FFO in our calculation of AFFO.

9) Over the lives of certain loans, we accrue additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. Once received from the borrower, the amount of additional accrued interest becomes an additive adjustment to Core FFO in our calculation of AFFO.

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

12) Loan origination fees (described in note 8 above) are recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. Similarly, the accrual of additional interest amounts (described in note 9 above) are recognized beginning from loan inception through the repayment of the loan or the refinancing or sale of the underlying property. This adjustment removes the effect of both these types of non-cash loan interest income from Core FFO in our calculation of AFFO.

13)    Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan. This loss reserve may be adjusted upward or downward over the lives of our loans and therefore the aggregate net adjustment for each period could be positive (removing the non-cash effect of a net increase in aggregate loss reserves) or negative (removing the non-cash effect of a net decrease in aggregate loss reserves) in these adjustments to Core FFO in calculating AFFO.

14)    This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At September 30, 2021, the balance of unamortized below-market lease intangibles was approximately $37.1 million, which will be recognized over a weighted average remaining lease period of approximately 8.3 years.

15)    This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

16)    We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $21,000 and $59,000 of recurring capitalized expenditures incurred at our corporate offices during the three-month and nine-month periods ended September 30, 2021, respectively. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures. See Capital Expenditures, Grocery-Anchored Shopping Center Portfolio, and Office Building Portfolio sections for definitions of these terms.

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
•interest and principal payments on our outstanding property level debt;
•amounts due on our Credit Facility;
•distributions that we pay to our preferred stockholders, common stockholders, and unitholders;
•cash redemptions that we may pay to our preferred stockholders; and
•committed investments.

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On May 4, 2021, Carveout and PAC-OP, (collectively, the “Borrowers”) and the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, or our Amended and Restated Credit Agreement, which (i) extended the maturity date for the Revolving Facility to May 4, 2024, with an option to extend the maturity date to May 4, 2025, (ii) added Carveout as a borrower and (iii) modified certain of the financial covenants. As of September 30, 2021, the outstanding balance on the Revolving Facility was $0. The Revolving Line of Credit accrues interest at a variable rate of KeyBank's prime rate plus 0.5%, the Adjusted Eurodollar Rate for a one-month interest period plus 1.00%, or the one- or three-month per annum LIBOR, as selected by the Borrowers, plus an applicable margin of 1.50% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.62% for the nine months ended September 30, 2021. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.20% or 0.25% per annum, depending upon our outstanding Credit Facility balance. At September 30, 2021, we had $200 million available to be drawn by us on the Revolving Line of Credit.

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

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of September 30, 2021, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement, as amended. Our results with respect to such compliance are presented in Note 9 to the company's Consolidated Financial Statements.

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

    On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain the Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At September 30, 2021, we had $90.0 million available to be drawn by us on the Acquisition Facility.

    Our net cash provided by operating activities for the nine-month period ended September 30, 2021 was approximately $164.9 million and net cash provided by operating activities for the nine-month period ended September 30, 2020 was approximately $30.0 million. The Internalization transaction that closed in the first quarter 2020 reflected one-time cash payments to the entities that owned the Former Manager and Former Sub-Manager that totaled approximately $111.1 million, plus approximately $3.8 million in related professional fees.

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

    Our net cash provided by investing activities for the nine-month period ended September 30, 2021 was approximately $73.6 million and net cash used in investing activities for the nine-month period ended September 30, 2020 was approximately $155.2 million. Cash collected from the disposition of the seven office assets and one multifamily community during the third quarter 2021 totaled approximately $330.6 million and we collected approximately $133.0 million from repayments of real estate loan investments.

Cash used in or provided by investing activities is primarily driven by acquisitions and dispositions of multifamily properties, office properties and grocery-anchored shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities and grocery-anchored shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding.

For the nine-month period ended September 30, 2021, our capital expenditures for our multifamily communities, not including changes in related payables, were as follows:

(In thousands, except per-unit amounts)	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$533	$47.43	$—	$—	$533	$47.43
Carpets	1,530	136.03	—	—	1,530	136.03
Wood flooring / vinyl	224	19.96	397	35.26	621	55.22
Blinds and ceiling fans	147	13.04	—	—	147	13.04
Fire safety	—	—	497	44.23	497	44.23
Furnace, air (HVAC)	645	57.34	—	—	645	57.34
Computers, equipment, misc.	25	2.21	156	13.84	181	16.05
Elevators	2	0.21	52	4.60	54	4.81
Exterior painting and lighting	—	—	2,023	179.84	2,023	179.84
Leasing office / common amenities	39	3.47	692	61.49	731	64.96
Major structural	—	—	1,281	113.97	1,281	113.97
Cabinets, countertops and unit upgrades	—	—	1,436	127.69	1,436	127.69
Landscaping & fencing	—	—	561	49.90	561	49.90
Parking lots and sidewalks	163	14.45	150	13.35	313	27.80
Signage and sanitation	—	—	91	8.06	91	8.06

	$3,308	$294.14	$7,336	$652.23	$10,644	$946.37

    In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the nine-month periods ended September 30, 2021 and 2020 totaled $4.0 million and $2.0 million, respectively, and within our office properties portfolio for the nine-month periods ended September 30, 2021 and 2020 totaled $2.2 million and $0.7 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center and office properties portfolios (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

    At September 30, 2021, we had restricted cash of approximately $54.0 million. These funds are restricted for a variety of purposes, such as commitments to fund capital expenditures and lender required escrows for future real estate tax and insurance payments. At September 30, 2021, our restricted cash for future real estate tax and insurance payments was approximately $32.3 million. Typically these escrows increase in the second and third quarters of each calendar year as the Company pays monthly mortgage installments, of which a portion goes to these escrows, until payments are made to the taxing authorities (generally in the first and fourth quarters of each calendar year). Additionally, through the mortgage refinances that the Company executed since March 31, 2020, our lenders required us to put an additional $3.3 million into escrows related to the COVID-19 pandemic. These escrows will be released back to us upon the cessation of all governmental emergency declarations and certain other performance conditions.

Net cash used in financing activities for the nine-month period ended September 30, 2021 was approximately $205.6 million and net cash provided by financing activities for the nine-month period ended September 30, 2020 was approximately $84.0 million. For the nine-month period ended September 30, 2021, payments for redemptions and calls of preferred stock totaled approximately $358.6 million, as compared to approximately $82.0 million for the nine-month period ended September 30, 2020. Repayments of mortgage debt totaled $76.3 million for the nine-month period ended September 30, 2021, versus $173.4 million for the nine-month period ended September 30, 2020.

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

Our third quarter 2021 Common Stock dividend declaration was $0.175 per share. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the nine months ended September 30, 2021, our aggregate dividends and distributions totaled approximately $153.6 million and our net cash provided by operating activities were approximately $164.9 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

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

    On September 27, 2019, our registration statement on Form S-3 (Registration No. 333-233576) (the “Series A1/M1 Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Series A1/M1 Registration Statement allows us to offer up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock or a combination of both. The stated price per share is $1,000, subject to adjustment under certain conditions. The shares are being offered by Preferred Capital Securities, LLC (“PCS”) on a "reasonable best efforts" basis, and we intend to invest substantially all the net proceeds of the Series A1/M1 Offering in connection with the acquisition of multifamily communities and grocery-anchored shopping centers, and making real estate loans and mortgages, other real estate-related investments and general working capital purposes.

    At September 30, 2021, the Company's active equity offerings consisted of:

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

During the third quarter 2021, we issued and sold an aggregate of 37,009 shares of Preferred Stock and redeemed an aggregate of 305,802 shares of Preferred Stock, resulting in a net reduction of 268,793 shares of Preferred Stock, for a net redemption cost of $272.0 million. Also during the third quarter 2021, we issued and sold an aggregate of 1,167,626 shares of Common Stock under our 2019 ATM Offering, generating gross proceeds of approximately $12.9 million and, after deducting commissions and other costs, net proceeds of approximately $12.7 million.

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

As of September 30, 2021, we had approximately $54.6 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

As of September 30, 2021, we had long term mortgage indebtedness of approximately $2.4 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties, as presented in the following table:

		Principal balance as of					Interest only through date (1)
(in thousands)	Acquisition/ refinancing date	September 30, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR

Multifamily communities:
Summit Crossing	10/31/2017	$36,368	$36,929	11/1/2024	3.99%	Fixed rate	—
Summit Crossing II	6/30/2020	20,700	20,700	7/1/2030	2.86%	278	7/31/2022
Vineyards	9/26/2014	—	32,703	—	—	—	—
Avenues at Cypress	6/30/2020	28,366	28,366	7/1/2027	2.96%	Fixed rate	7/31/2022
Avenues at Northpointe	6/29/2020	33,546	33,546	7/1/2027	2.79%	Fixed rate	7/31/2022
Venue at Lakewood Ranch	6/30/2020	36,555	36,555	7/1/2030	2.99%	Fixed rate	7/31/2022
Aster at Lely Resort	6/29/2020	50,400	50,400	7/1/2030	2.95%	Fixed rate	7/31/2022
CityPark View	6/25/2020	29,000	29,000	7/1/2030	2.75%	Fixed rate	7/31/2023
Citi Lakes	7/29/2019	39,736	40,324	8/1/2029	3.66%	Fixed rate	—
Citi Lakes B-Note	9/24/2021	10,420	—	8/1/2029	3.85%	Fixed rate	—
Stone Creek	6/22/2017	19,181	19,451	7/1/2052	3.22%	Fixed rate	—
Lenox Village Town Center	2/28/2019	37,665	38,169	3/1/2029	4.34%	Fixed rate	—
Retreat at Lenox	12/21/2015	16,467	16,751	1/1/2023	4.04%	Fixed rate	—
Overton Rise	2/1/2016	36,968	37,607	8/1/2026	3.98%	Fixed rate	—
Village at Baldwin Park	2/28/2021	68,836	69,608	1/1/2054	3.27%	Fixed rate	—
Crosstown Walk	6/30/2020	46,500	46,500	7/1/2027	2.92%	Fixed rate	7/31/2022
525 Avalon Park	6/15/2017	62,270	63,256	7/1/2024	3.98%	Fixed rate	—
City Vista	7/1/2016	32,366	32,938	7/1/2026	3.68%	Fixed rate	—
Sorrel	9/24/2021	47,725	30,740	10/1/2028	2.54%	Fixed rate	—
Citrus Village	7/10/2020	40,900	40,900	8/1/2027	2.95%	Fixed rate	8/31/2022
Retreat at Greystone	11/21/2017	32,959	33,439	12/1/2024	4.31%	Fixed rate	—
Founders Village	3/31/2017	29,191	29,635	4/1/2027	4.31%	Fixed rate	—
Claiborne Crossing	4/26/2017	25,160	25,503	6/1/2054	2.89%	Fixed rate	—
Luxe at Lakewood Ranch	7/26/2017	36,345	36,922	8/1/2027	3.93%	Fixed rate	—
Adara at Overland Park	9/27/2017	29,557	30,024	4/1/2028	3.90%	Fixed rate	—
Aldridge at Town Village	10/31/2017	35,363	35,892	11/1/2024	4.19%	Fixed rate	—
Reserve at Summit Crossing	9/29/2017	18,590	18,893	10/1/2024	3.87%	Fixed rate	—

Table continued from previous page		Principal balance as of					Interest only through date (1)
	Acquisition/ refinancing date	September 30, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR
		(in thousands)
Overlook at Crosstown Walk	11/21/2017	20,717	21,038	12/1/2024	3.95%	Fixed rate	—
Colony at Centerpointe	12/20/2017	30,922	31,445	10/1/2026	3.68%	Fixed rate	—
Lux at Sorrel	1/9/2018	29,398	29,868	2/1/2030	3.91%	Fixed rate	—
Green Park	2/28/2018	37,210	37,785	3/10/2028	4.09%	Fixed rate	—
The Lodge at Hidden River	9/27/2018	39,657	40,204	10/1/2028	4.32%	Fixed rate	—
Vestavia Reserve	11/9/2018	36,026	36,511	12/1/2030	4.40%	Fixed rate	—
CityPark View South	11/15/2018	23,074	23,379	6/1/2029	4.51%	Fixed rate	—
Artisan at Viera	8/8/2019	38,545	39,104	9/1/2029	3.93%	Fixed rate	—
Five Oaks at Westchase	10/17/2019	30,332	30,818	11/1/2031	3.27%	Fixed rate	—
Horizon at Wiregrass Ranch	4/23/2020	50,521	51,360	5/1/2030	2.90%	Fixed rate	—
Parkside at the Beach	4/30/2020	45,037	45,037	5/1/2030	2.95%	Fixed rate	—
The Blake	11/2/2020	44,435	44,435	5/1/2030	2.82%	Fixed rate	12/31/2025
The Menlo	12/15/2020	47,000	47,000	1/1/2031	2.68%	Fixed rate	1/31/2024
The Ellison	8/18/2021	48,000	—	9/1/2027	2.52%	Fixed rate	9/30/2022
Alleia at Presidio	7/8/2021	35,700	—	8/1/2026	2.50%	Fixed rate	8/31/2022
The Anson	9/14/2021	56,440	—	10/1/2031	2.69%	Fixed rate	—
The Kingson	9/16/2021	53,900	—	10/1/2026	2.35%	Fixed rate	—
Chestnut Farm	9/17/2021	51,800	—	6/17/2022	1.58%	150	6/17/2022

Total multifamily communities		1,619,848	1,392,735

Grocery-anchored shopping centers:
Spring Hill Plaza	9/17/2019	7,803	7,962	10/1/2031	3.72%	Fixed rate	—
Parkway Town Centre	9/17/2019	7,710	7,866	10/1/2031	3.72%	Fixed rate	—
Woodstock Crossing	8/8/2014	—	2,818	—	—	—	—
Deltona Landings	8/16/2019	6,026	6,141	9/1/2029	4.18%	Fixed rate	—
Powder Springs	8/13/2019	7,593	7,749	9/1/2029	3.65%	Fixed rate	(2)
Barclay Crossing	8/16/2019	5,972	6,086	9/1/2029	4.18%	Fixed rate	—
Parkway Centre	8/16/2019	4,340	4,423	9/1/2029	4.18%	Fixed rate	—
The Market at Salem Cove	10/6/2014	8,745	8,889	11/1/2024	4.21%	Fixed rate	—
Independence Square	8/27/2015	10,973	11,184	9/1/2022	3.93%	Fixed rate	—

Table continued from previous page		Principal balance as of						Interest only through date (1)
	Acquisition/ refinancing date	September 30, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR
		(in thousands)

Royal Lakes Marketplace	4/12/2019	9,168	9,345	5/1/2029	4.29%	Fixed rate		—
The Overlook at Hamilton Place	12/22/2015	18,760	19,088	1/1/2026	4.19%	Fixed rate		—
Summit Point	10/30/2015	10,826	11,118	11/1/2022	3.57%	Fixed rate		—
East Gate Shopping Center	4/29/2016	4,994	5,118	5/1/2026	3.97%	Fixed rate		—
Fury's Ferry	4/29/2016	5,769	5,912	5/1/2026	3.97%	Fixed rate		—
Rosewood Shopping Center	4/29/2016	3,875	3,971	5/1/2026	3.97%	Fixed rate		—
Southgate Village	4/29/2016	6,888	7,059	5/1/2026	3.97%	Fixed rate		—
The Market at Victory Village	5/16/2016	8,625	8,751	9/11/2024	4.40%	Fixed rate		—
Wade Green Village	4/7/2016	7,359	7,488	5/1/2026	4.00%	Fixed rate		—
Lakeland Plaza	7/15/2016	25,990	26,632	8/1/2026	3.85%	Fixed rate		—
University Palms	8/8/2016	11,729	12,030	9/1/2026	3.45%	Fixed rate		—
Cherokee Plaza	4/12/2019	23,817	24,277	5/1/2027	4.28%	Fixed rate		—
Sandy Plains Exchange	8/8/2016	8,193	8,404	9/1/2026	3.45%	Fixed rate		—
Thompson Bridge Commons	8/8/2016	10,953	11,234	9/1/2026	3.45%	Fixed rate		—
Heritage Station	8/8/2016	8,107	8,315	9/1/2026	3.45%	Fixed rate		—
Oak Park Village	8/8/2016	8,365	8,580	9/1/2026	3.45%	Fixed rate		—
Shoppes of Parkland	8/8/2016	15,189	15,414	9/1/2023	4.67%	Fixed rate		—
Champions Village	10/18/2016	27,400	27,400	11/1/2021	3.25%	300	(3)	11/1/2021
Castleberry-Southard	4/21/2017	10,559	10,734	5/1/2027	3.99%	Fixed rate		—
Rockbridge Village	6/6/2017	13,087	13,310	7/5/2027	3.73%	Fixed rate		—
Irmo Station	7/26/2017	9,541	9,758	8/1/2030	3.94%	Fixed rate		—
Maynard Crossing	8/25/2017	16,569	16,953	9/1/2032	3.74%	Fixed rate		—
Woodmont Village	9/8/2017	7,922	8,096	10/1/2027	4.13%	Fixed rate		—
West Town Market	9/22/2017	8,071	8,260	10/1/2025	3.65%	Fixed rate		—
Crossroads Market	12/5/2017	17,241	17,622	1/1/2030	3.95%	Fixed rate		—
Anderson Central	3/16/2018	11,018	11,246	4/1/2028	4.32%	Fixed rate		—
Greensboro Village	5/22/2018	7,876	8,040	6/1/2028	4.20%	Fixed rate		—
Governors Towne Square	5/22/2018	10,479	10,696	6/1/2028	4.20%	Fixed rate		—
Conway Plaza	6/29/2018	9,239	9,375	7/5/2028	4.29%	Fixed rate		—
Brawley Commons	7/6/2018	17,173	17,519	8/1/2028	4.36%	Fixed rate		—
Hollymead Town Center	12/21/2018	25,656	26,139	1/1/2029	4.64%	Fixed rate		—
Gayton Crossing	1/17/2019	16,962	17,276	2/1/2029	4.71%	Fixed rate		—
Free State Shopping Center	5/28/2019	44,895	45,549	6/1/2029	3.99%	Fixed rate		—
Polo Grounds Mall	6/12/2019	12,798	12,986	7/1/2034	3.93%	Fixed rate		—
Disston Plaza	6/12/2019	17,325	17,578	7/1/2034	3.93%	Fixed rate		—
Fairfield Shopping Center	8/16/2019	19,750	19,750	8/16/2026	2.14%	205		8/16/2022

Table continued from previous page		Principal balance as of
	Acquisition/ refinancing date	September 30, 2021	December 31, 2020	Maturity date	Interest rate	Basis point spread over 1 Month LIBOR	Interest only through date (1)
		(in thousands)	(in thousands)

Berry Town Center	11/14/2019	11,615	11,794	12/1/2034	3.49%	Fixed rate	—
Hanover Shopping Center	12/19/2019	30,610	31,217	12/19/2026	3.62%	Fixed rate	—
Wakefield Crossing	1/29/2020	7,576	7,728	2/1/2032	3.66%	Fixed rate	—
Midway Market	4/15/2021	10,059	—	5/1/2031	3.06%	Fixed rate	—

Total grocery-anchored shopping centers (4)		611,190	614,880

Office buildings:
Brookwood Center	8/29/2016	29,310	29,925	9/10/2031	3.52%	Fixed rate	—
Galleria 75	11/4/2016	—	5,131	—	—	—	—
Three Ravinia	12/30/2016	115,500	115,500	1/1/2042	4.46%	Fixed rate	1/31/2022
Westridge at La Cantera	11/13/2017	49,373	50,449	12/10/2028	4.10%	Fixed rate	—
Armour Yards	1/29/2018	—	39,425	—	—	—	—
150 Fayetteville	7/31/2018	—	113,768	—	—	—	—
Capitol Towers	12/20/2018	—	122,720	—	—	—	—
CAPTRUST Tower	7/25/2019	—	82,650	—	—	—	7/31/2029
Morrocroft Centre	3/19/2020	—	70,000	—	—	—	4/10/2025
251 Armour Yards	1/22/2020	—	3,522	—	—	—	1/21/2023

Total office buildings		194,183	633,090
Grand total		2,425,221	2,640,705
Less: deferred loan costs		(36,720)	(42,233)
Less: below market debt adjustment		(3,918)	(4,008)
Mortgage notes, net		$2,384,583	$2,594,464

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

Contractual Obligations

    As of September 30, 2021, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility. Based on a LIBOR rate of 0.08% at September 30, 2021, our estimated future required payments on these instruments were:

(In thousands)	Total	Less than one year	1-3 years	3-5 years	More than five years
Principal payments:
Mortgage debt	$2,425,221	$130,931	$211,901	$590,749	$1,491,640
Line of credit	—	—	—	—	—
Total principal	$2,425,221	$130,931	$211,901	$590,749	$1,491,640
Interest payments:
Mortgage debt	$614,244	$84,368	$159,002	$138,053	$232,821
Line of credit	—	—	—	—	—

Total interest	$614,244	$84,368	$159,002	$138,053	$232,821

    In addition, we had unfunded real estate loan balances totaling approximately $52.5 million at September 30, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of September 30, 2021, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap

Summit Crossing II	$20,700		2.5%	5.3%
Total capped floating-rate debt	20,700	0.85%

Champions Village	27,400		—	—
Fairfield Shopping Center	19,750		—	—
Chestnut Farm	51,800		—	—
Total uncapped floating-rate debt	98,950	4.08%

Total floating-rate debt	$119,650	4.93%

    Our Revolving Line of Credit accrued interest at a spread of 3.5% over LIBOR as of September 30, 2021; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

    If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at September 30, 2021, would increase by approximately $821,000 or decrease by approximately $63,000 on an annualized basis.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.

    Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2021, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

    As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II

Item 1.    Legal Proceedings

    Neither we nor our subsidiaries is currently subject to any legal proceedings that we consider to be material. To our knowledge, none of our properties are currently subject to any legal proceeding that we consider material.

Item 1A.    Risk Factors

    A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Incidents and Responses

During the past three years the Company has no material information security breaches. The Company has not had any expenses related to security breaches, security breach penalties or settlements in the past three years.

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

Third Party Reporting

The Company received a score of 748 in its first ISS Cyber Risk Score Report dated October 13, 2021. The range of ISS Cyber Risk Scores is similar to an individual’s credit score with a range of 300 to 850. In addition to its initial score, the Company ranked first in its peer group in four of the five categories rated in the Score Report.

According to Institutional Shareholder Services, or ISS, the ISS Cyber Risk Score of an organization represents the probabilistic likelihood of a significant cyber incident at the organization in the following twelve months. ISS relies on a supervised machine learning model to develop this score. The model is trained to recognize the historical cyber security symptoms at organizations that did not have similar negative cyber security incidents. This report focuses on presenting the ISS Cyber Risk Score for an organization, as well as a concise presentation of key data measurements and trends. Taken together, these can help organizations to understand the cyber security context at an organization which is being captured by the score. This report also includes comparison metrics that allow the data to be compared to a benchmark peer group. This helps to provide a better understanding of similar measurements and data metrics for a group of peers and their resulting Cyber Risk Scores.

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

10.1	+
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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: November 8, 2021	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)