Form 10-K
period 2021-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2022-02-28
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $499,414,208 based on the closing price of the common stock on the NYSE on such date. The number of shares outstanding of the registrant’s common stock, as of February 22, 2022 was 55,734,724.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant's definitive Proxy Statement, for the registrant's 2022 Annual Meeting of Stockholders, or in an amendment to this Annual Report on Form 10-K, either of which will be filed not later than 120 days after our fiscal year ended December 31, 2021, is incorporated by reference into PART III of this Annual Report on Form 10-K.

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

Development of the Company

    Preferred Apartment Communities, Inc. (NYSE: APTS), or the Company, is a real estate investment trust ("REIT") engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery-anchored shopping centers. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of December 31, 2021, we owned or were invested in 109 properties in 13 states, predominantly in the Southeast region of the United States. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with its tax year ended December 31, 2011.

    On January 31, 2020, we internalized the functions performed by Preferred Apartment Advisors, LLC, or our Former Manager, and NMP Advisors, LLC, or our Former Sub-Manager, by acquiring NELL Partners, Inc. ("NELL") and NMA Holdings, Inc. ("NMA"), the entities that owned the Former Manager and the Former Sub-Manager (such transactions, collectively, the "Internalization"). The Internalization resulted in the elimination of the previous fee structure between us and the Former Manager, including acquisition and other fees. All managerial and administrative personnel our Former Manager and Former Sub-Manager provided to us pursuant to the Sixth Amended and Restated Management Agreement, effective as of June 3, 2016, or Management Agreement, became employees of the Company effective with the closing of the Internalization. Trusts established, or entities owned, by the family of John A. Williams, the Company’s former Chairman of the Board and Chief Executive Officer, Daniel M. DuPree, the Company’s former Executive Chairman of the Board and former Chief Executive Officer of the Company, and Leonard A. Silverstein, the Company’s former Vice Chairman of the Board, and Former President and Chief Operating Officer, were the owners of NELL. Trusts established, or entities owned, by Joel T. Murphy, the Company’s Chairman of the Board and Chief Executive Officer, the family of Mr. Williams, Mr. DuPree and Mr. Silverstein were the owners of the Former Sub-Manager.

On November 3, 2020, we sold all eight of our student housing communities and one real estate loan investment to an unrelated third party. This achievement of our strategic objective to exit the student housing space provided capital to focus on acquisitions or real estate loans in support of suburban multifamily communities in the Sunbelt region, redeem shares of our Preferred Stock, and for other corporate purposes.

During the second half of 2021, we sold an aggregate of eight office properties and one office real estate loan investment to unrelated third parties.

On February 16, 2022, we entered into an Agreement and Plan of Merger, by and among Pike Parent LLC ("Parent"), Pike Merger Sub I LLC, Pike Merger Sub II LLC, Pike Merger Sub III LLC, Preferred Apartment Communities Operating Partnership, L.P. and PAC Operations, LLC (the "Merger Agreement"), pursuant to which, following a series of transactions (the "Mergers"), if closed, we will become a wholly-owned subsidiary of Parent, which is affiliated with Blackstone Real Estate Income Trust, Inc. ("BREIT"). If the Mergers are completed, each share of our common stock, par value $0.01 per share ("Common Stock"), issued and outstanding immediately prior to closing will be automatically canceled and converted into the right to receive $25.00 in cash, and the Company will cease to be a publicly traded company on the New York Stock Exchange. The holders of each series of our Preferred Stock (as defined in the section entitled "Financing Strategy", following) will receive the $1,000 per share liquidation preference for each share plus accrued but unpaid dividends. The transaction has been unanimously approved by our Board of Directors and is expected to close in the second quarter of 2022, although there is no guarantee that it will occur by that date, or at all, and the transaction is subject to approval by our stockholders and other customary closing conditions.

    Our consolidated financial statements include the accounts of the Company and Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership. The Company controls the Operating Partnership through its sole general partnership interest, and prior to the Internalization, conducted substantially all its business through the Operating Partnership. Following the Internalization, the Company conducts substantially all of its business through PAC Carveout, LLC, or Carveout, a subsidiary of the Operating Partnership. PAC Carveout elected to be taxed as a REIT under the Code commencing with its tax year ended December 31, 2020. On January 27, 2022 PAC Carveout, LLC was legally renamed PAC Operations, LLC. For the year ended December 31, 2021, the Company held an approximate 99.0% weighted average ownership percentage in the Operating Partnership.

Our Operating Partnership and Carveout are related parties to us.

    At December 31, 2021, our portfolio of owned real estate assets and potential additions from our real estate loan investments consisted of:

	Owned as of December 31, 2021 (1)	Potential additions from real estate loan investment portfolio (2) (3)		Potential total
Residential properties:
Properties	41	9		50
Units	12,052	2,859		14,911
Grocery-anchored shopping centers:
Properties	54	1		55
Gross leasable area (square feet)	6,210,778	85,500	(4)	6,296,278
Office buildings:
Properties	2	—		2
Rentable square feet	1,072,000	—		1,072,000
Land	1	—		1

(1) One multifamily community and two grocery-anchored shopping centers are owned through consolidated joint ventures. One grocery-anchored shopping center is an investment in an unconsolidated joint venture.

(2) We evaluate each project individually and we make no assurance that we will acquire any of the underlying properties from our real estate loan investment portfolio.
(3) Eight of our office properties and a real estate loan investment supporting the 8West office building were sold during 2021.
(4) Estimated square footage of Nexton Shopping Center development.

We completed our initial public offering, or the IPO, on April 5, 2011. Our common stock, par value $.01 per share, or our Common Stock, is traded on the NYSE exchange under the symbol "APTS."

We operate within the following four operating segments:

Residential Properties - consists of the Company's portfolio of residential multifamily communities and also included the Company's portfolio of owned student housing properties. Preferred Campus Communities, LLC owned and conducted the business of our portfolio of off-campus student housing communities until the sale of all our student housing communities on November 3, 2020. As of and for the year ended December 31, 2021, the Residential Properties segment only consists of the Company's multifamily communities.

Financing - consists of the Company's portfolio of real estate loans, bridge loans, and other instruments deployed by the Company to partially finance the development, construction, and prestabilization carrying costs of new multifamily communities and other real estate and real estate related assets.

New Market Properties - consists of our portfolio of grocery-anchored shopping centers, which are owned by New Market Properties, LLC, a wholly-owned subsidiary of the Company.

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

Our investment strategies may include, without limitation, the following:

•Acquiring Class “A” multifamily assets in performing and stable markets throughout the United States. These properties, we believe, should generate sustainable and growing cash flow from operations. We believe they will also have the potential for capital appreciation. These multifamily assets will generally be located in metropolitan statistical areas, or MSAs, which we expect will generate job growth from a diverse group of business sectors and where we believe new multifamily development of comparable properties is able to be absorbed at attractive rental rates.

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

•Originating real estate loan investments secured by interests in multifamily communities, membership or partnership interests in multifamily communities, other multifamily related assets and grocery-anchored shopping centers.

It is our policy to acquire any of our target assets primarily for income, and only secondarily for possible capital gain. As part of our business strategy, we may enter into forward purchase contracts or purchase options for to-be-built multifamily communities and retail centers, and we may make real estate related loans, provide deposit arrangements, or provide performance assurances, as may be necessary or appropriate, in connection with the construction of multifamily communities and other properties.

We also may invest in real estate related debt, including, but not limited to, newly or previously originated first mortgage loans on multifamily properties and retail centers that meet our investment criteria, which are performing or non-performing, newly or previously originated real estate related loans on multifamily properties that meet our investment criteria (second or subsequent mortgages), which are performing or non-performing. In connection with our investments in real estate related debt, we may negotiate the inclusion of exclusive purchase options on the to-be-developed properties. These purchase options may include a fixed purchase price set at the time we enter into the loan, or a purchase price which is calculated as a certain discount, or not discount, from market capitalization rates at the date of exercise of such purchase option. Certain of the purchase options we hold may be settled by cash payments to us in the event we elect not to acquire the underlying property.

Financing Strategy

    We intend to finance the acquisition of investments using various sources of capital, as described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K. Included in this discussion are details regarding (i) our offering of up to a maximum of 1,000,000 shares of Series A1 Redeemable Preferred Stock, Series M1 Redeemable Preferred Stock or a combination of both (the "Series A1/M1 Offering") and (ii) our ability to offer up to $400 million of equity or debt securities (the "2019 Shelf Offering"), including an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering"). The Series A Preferred Stock, par value $0.01 per share, or Series A Preferred Stock, Series M Preferred Stock, par value $0.01 per share, or mShares, Series A1 Preferred Stock, par value $0.01 per share, or Series A1 Preferred Stock, and Series M1 Preferred Stock, par value $0.01 per share, or Series M1 Preferred Stock are collectively referred to as our Preferred Stock.
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
•the potential for losses and extension risk in the portfolio;
•the availability and cost of financing an asset;
•our opinion of the creditworthiness of our financing counterparties; and
•the health of the U.S. economy and the health of the commercial real estate market in general.

In addition, factors such as our outlook on interest rates, changes in the yield curve slope, the level and volatility of interest rates and their associated credit spreads, the underlying collateral of our assets and our outlook on credit spreads relative to our outlook on interest rate and economic performance could all impact our decision and strategy for financing the target assets. At the date of acquisition of each asset, we anticipate that the investment cost for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. Finally, we intend to acquire all our properties through separate single purpose entities and intend to finance each of these properties using debt financing techniques for that property alone, without any cross-collateralization to our other real estate assets or any guarantees by us or our Operating Partnership. We have an Amended and Restated Credit Agreement, or Credit Facility, with Key Bank, N.A., or Key Bank. The Credit Facility provides for our $200.0 million revolving credit facility, or the Revolving Line of Credit. The Credit Facility requires that we adhere to certain covenants regarding our revolving line of credit, as described in note 9 to our consolidated financial statements. Other than with regard to our Credit Facility, as of December 31, 2021, we held no debt at the Company or Operating Partnership levels, had no cross-collateralization of our real estate mortgages, and had no contingent liabilities at the Company or Operating Partnership levels with regard to our secured mortgage debt on our properties.
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

Human Capital Resources

As of December 31, 2021, we employed 366 people through Preferred Apartment Advisors, LLC, an indirect subsidiary. The success of our company is largely due to the character and quality of our employees, their dedication, experience and work ethic. The success of the following initiatives is reflected in PAC’s recognition as one of the Top Places to Work in Atlanta by the Atlanta Journal-Constitution for the past three years.

Diversity. We believe that diversity of backgrounds, experiences and perspectives makes us stronger and healthier as a company and a community. PAC is an equal opportunity employer and considers qualified applicants regardless of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. In 2020, we launched our Diversity, Equity & Inclusion initiative, which is designed to facilitate conversations around race, sexual orientation and gender identity, national origin, creeds, and other important topics. These conversations, led by our Diversity, Equity & Inclusion Committee comprised of employees, senior management and a member of our Board of Directors, provide a forum for us to translate our positions as a company into action in both our internal and external communities. As of December 31, 2021, our employees were:

• 44% female; 56% male
• 39% ethnically diverse (i.e., Asian, African American, Hispanic or Latino and other (Native Hawaiian/Pacific Islander and two or more))

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

Compensation and Benefits. In 2020, we revamped our compensation program to provide a mix of base salary, short-term cash incentive compensation, and long-term equity incentive compensation that includes objective benchmarking, time-based and performance-based vesting, and peer comparisons where appropriate. We believe this new design will retain and motivate key contributors to the Company’s profitability and growth; align employee and investor interests; provide incentive compensation that places a strong emphasis on financial performance with the flexibility to assess operational and individual performance; provide a means to reward for strong performance; and to foster an ownership mentality among program participants. We also provide a competitive benefits package, including a 401(k) plan with a company match, flexible spending and health saving accounts, medical, dental and vision insurance plans, a paid parental leave policy, and company-paid short-term disability and long-term disability programs.

PAC Gives Back. We value and continue to emphasize culture and giving back to the community. We started a PAC Gives Back community philanthropic initiative. As a part of this initiative, our employees have volunteered hours and have participated in fund raising efforts for a number of charities, including the Atlanta Community Food Bank. We are proud to make these communities better places to live and work through our volunteerism and philanthropy initiatives.

Fostering Company Culture and Providing Support to Employees During COVID-19 Pandemic. At PAC, we are focused on the continued health and safety of our employees, residents and tenants. We effectively implemented our business continuity plans, including a temporary, mandatory remote work order from March 2020 to July 2020. Following our return to the office, we maintained compliance with local, state and federal mandates. To protect and foster the Company’s culture during the COVID-19 pandemic, we formed a COVID-19 taskforce that organized surveys, virtual hangout events and other remote programming to keep our employees connected while working from home. Following the installation of hand sanitizer stations as well as supplying our employees with personal protective equipment, or PPE, we have now reopened our corporate headquarters and all of our multifamily leasing offices while promoting social distancing practices in accordance with state and local mandates and restrictions. We also halted all non-essential business travel, introduced video call technology and self-guided tour options to provide uninterrupted customer service for our residents and visitors. The health and safety of our employees and tenants remains a top priority so we continue to maintain a flexible approach as we navigate the COVID-19 pandemic.

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

Government Regulations

We must own, operate, manage, acquire and redevelop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to the COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, implemented laws and regulations which impact our ability to operate our business in the ordinary course, including our ability to charge certain fees, increase rents and evict residents who violate their lease. We are complying with these COVID-19 related governmental requirements, and they, along with the COVID-19 pandemic, had a material impact on our business in 2020 and 2021. Ongoing compliance with such COVID-19 related governmental requirements may materially affect our results of operations for the year ending December 31, 2022. Otherwise, we do not expect that compliance with the various non-COVID-19 laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2022, as compared to prior periods.

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

    We also compete with other primarily institutional-quality owners and investors in the business of leasing and operating our remaining office properties. We leverage relationships, track record, and the high quality of our physical assets and locations to compete successfully. Additional principal factors of competition are the leasing terms (including rental rates and concessions or allowances offered) and the terms of any other investment activity such as real estate loan investments in new developments. Our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, utilities, governmental regulations, legislation and population trends.

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
•Compliance with governmental laws, regulations and covenants that are applicable to our properties, including permit, license and zoning requirements and the American with Disabilities Act, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.
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
•We must comply with government regulations and rules and failure to comply may affect cash available for distributions.
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
•The announcement and pendency of the Mergers could adversely affect our business, financial condition and results of operations.
•The proposed Mergers may not be completed within the timeframe we anticipate, or at all, and the failure to complete or delays in completing the Mergers could adversely affect our business, financial results and stock price.
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

Across our property types, our average recurring rental revenue collections before and after any effect of rent deferrals for the fourth quarter 2021 were approximately 99.0% and 99.0% for multifamily communities, 99.0% and 99.0% for grocery-anchored retail properties, respectively. Rent deferments provided to our residents and tenants are limited and are primarily related to a change of timing of rent payments with no significant changes to total payments or term. While we are and will continue to be actively engaged in rent collection efforts, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that our efforts in future periods will be successful in collecting rent.

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
•a co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;
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

We are subject to geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas. We are subject to geographic concentrations, the carrying values of which are as follows as of December 31, 2021:

(in millions)	Carrying value of real estate assets and real estate-related loans	Percentage

Florida	$1,096.3	33.0%
Georgia	745.8	22.4%
Texas	291.5	8.8%
North Carolina	271.8	8.2%
Virginia	232.9	7.0%
Tennessee	216.4	6.5%
California	129.8	3.9%
Alabama	99.0	3.0%
South Carolina	80.3	2.4%
Maryland	61.2	1.8%
Pennsylvania	36.2	1.1%
Kansas	33.1	1.0%
Kentucky	30.8	0.9%

Total	$3,325.1	100.0%

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

Competition in the apartment community market and other housing alternatives may adversely affect operations and the rental demand for our multifamily communities. There are numerous housing alternatives that compete with our communities in attracting tenants. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which our communities are located. Competitive housing in a particular area and fluctuations in cost of owner-occupied single- and multifamily homes caused by a decrease in housing prices, mortgage interest rates and/or government programs to promote home ownership or create additional rental and/or other types of housing, could adversely affect our ability to retain tenants, lease apartment homes and increase or maintain rents. If the demand for our communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. We also face competition from other companies, REITs, businesses and other entities in the acquisition and operation of apartment communities. This competition may result in an increase in prices and costs of apartment communities that we intend to acquire.

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
•increases in e-commerce and alternative distribution channels may negatively affect our tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our grocery anchors, which could lead to store closures;
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
•risks related to rising construction costs; and
•risks specific to the type and use of a particular property.

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

Risks Associated with Debt Financing

We have significant debt, which could have important adverse consequences. As of December 31, 2021, we had outstanding debt of approximately $2.4 billion. This indebtedness could have important consequences, including:

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

In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. With the approval of our board of directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company.

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

Risks Related to an Investment in Our Company

Our ability to grow the Company and execute our business strategy may be impaired if we are unable to secure adequate financing. Our ability to grow the Company and execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Potential volatility and uncertainty in financial markets could result in debt or equity financing to not be available in sufficient amounts, on favorable terms or at all. Returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. Additionally, if we issue additional equity securities to finance our investments instead of incurring debt (through our Series A1/M1 Offering, our ATM Offering or other offerings), the interests of our existing stockholders could be diluted.

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
To maintain our qualification as a REIT, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce our stockholders' overall return. To maintain our qualification as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, the nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders' investment.

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

Risks Related to the Mergers

The announcement and pendency of the Mergers could adversely affect our business, financial condition and results of operations. The announcement and pendency of the proposed Mergers could cause disruptions to our business or business relationships and create uncertainty surrounding our business, which could have an adverse impact on our financial condition and results of operations, regardless of whether the Mergers are completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Mergers):
•tenants, vendors, suppliers, agents or other parties with which we maintain business relationships may experience uncertainty prior to the closing of the Mergers and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us;
•our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract, retain and motivate key personnel and other employees;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, business partners, providers, advertisers and others with whom we do business;
•the Merger Agreement restricts us from engaging in certain actions without the consent of Parent, including, among other things, subject to certain exceptions, acquiring other properties and originating mezzanine loans, selling our properties, making investments, making capital expenditures, repurchasing or issuing securities and incurring indebtedness—these restrictions could prevent or delay us from pursuing business opportunities that may arise prior to the consummation of the Mergers and result in our inability to respond effectively and timely to competitive pressures, industry developments, developments relating to our agents;
•the Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company;
•the attention of our management may be directed to considerations related to the Mergers and may be diverted from the day-to-day operations of our business;
•delays or deferments of certain business decisions by our business partners; and

•litigation relating to the proposed Mergers and the costs related thereto.

The proposed Mergers may not be completed within the timeframe we anticipate or at all, and the failure to complete or delays in completing the Mergers could adversely affect our business, financial results and stock price. We can provide no assurance that the proposed Mergers will be consummated or consummated in the timeframe or manner currently anticipated. Completion of the Mergers is subject to a number of conditions, including the receipt of regulatory approvals and shareholder approval, which are not within our control. These conditions are described in more detail in the Merger Agreement, which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2022. There can be no assurance as to when, or if, the conditions to closing of the Mergers will be satisfied or waived. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in recommendation of our Board of Directors and a termination of the Merger Agreement by us to accept a “Superior Proposal” (as defined in the Merger Agreement). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Mergers.

If the transaction is not consummated within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares in connection with the Mergers. Instead, the Company will remain an independent public company, and the shares will continue to be traded on the New York Stock Exchange.

In addition, some costs, expenses and fees related to the Mergers must be paid whether or not the Mergers are completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Mergers, as well as the direction of management resources towards the Mergers, for which we will have received little or no benefit if the closing of the Mergers does not occur. There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Mergers. We may also experience negative reactions from our stockholders and other investors, employees, agents and other parties with which we maintain business relationships. In addition, if the Merger Agreement is terminated, in specified circumstances, we may be required to pay, depending on the timing and reason for such termination, a termination fee of $25 million or $80 million. If the Mergers are not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

Material U.S. Federal Income Tax Considerations

If we fail to maintain our qualification as a REIT, we will be subjected to tax on our income and the amount of distributions we make to our stockholders will be less. We elected to be taxed as a REIT commencing with our tax year ended December 31, 2011, and Carveout elected to be taxed as a REIT commencing with its tax year ended December 31, 2020. Unless otherwise noted, the discussion herein regarding REIT qualification applies to both us and Carveout. A REIT generally is not taxed at the corporate level on income and gains it distributes to its stockholders on a timely basis.

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

Although we intend to operate in a manner so as to maintain our qualification as a REIT, it is possible that we may inadvertently terminate our REIT election or that future economic, market, legal, tax or other considerations may cause our board of directors to determine to revoke our REIT election. Even if we qualify as a REIT, we expect to incur some taxes, such as state and local taxes, taxes imposed on certain subsidiaries and potential U.S. federal excise taxes.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our Common Stock. In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to REITs. Additional changes to the tax laws are likely to continue to occur. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only effect such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales for U. S. federal income tax purposes. From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, unless certain exceptions apply, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction, and our ability to retain proceeds from real property sales would be jeopardized.

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

Item  1B.    Unresolved Staff Comments

None.

Item  2.    Properties

Multifamily Communities

At December 31, 2021, we owned the following 41 properties within our multifamily communities segment:

MSA / Property	Year constructed	Number of Units	Average Unit Size (sq. ft.)	Average Rent per Unit (1)

Atlanta, GA
Aldridge at Town Village	2016	300	969	$1,582
Green Park	2017	310	985	$1,621
Overton Rise	2015	294	1,018	$1,681
Summit Crossing	2007	345	1,034	$1,393
Summit Crossing II	2013	140	1,100	$1,523
The Ellison	2021	250	1,064	$1,637
The Reserve at Summit Crossing	2017	172	1,002	$1,487
Birmingham, AL
Retreat at Greystone	2015	312	1,100	$1,528
Vestavia Reserve	2016	272	1,113	$1,665
Charlotte, NC
CityPark View (3)	2014	284	948	$1,242
CityPark View South (3)	2017	200	1,005	$1,364
Chestnut Farm	2021	256	995	$1,628
Fort Worth, TX
Alleia at Presidio	2020	231	1,022	$1,628
Fredericksburg, VA
The Kingson	2020	240	993	$1,702
Houston, TX
Avenues at Cypress	2014	240	1,170	$1,559
Avenues at Northpointe	2013	280	1,167	$1,503
Stone Creek	2009	246	852	$1,220
Jacksonville, FL
Lux at Sorrel	2017	265	1,025	$1,496
Sorrel	2015	290	1,048	$1,468
The Menlo	2020	332	966	$1,633
Kansas City, KS
Adara Overland Park	2016	260	1,116	$1,413
Louisville, KY
Claiborne Crossing	2014	242	1,204	$1,416
Melbourne, FL
Artisan at Viera	2018	259	1,070	$1,784
Naples, FL
Aster at Lely Resort	2015	308	1,071	$1,626
Nashville, TN
Lenox Village (3)	2009	273	906	$1,400
Regent at Lenox Village (3)	2009	18	1,072	$1,452
Retreat at Lenox Village (3)	2015	183	773	$1,333
The Anson	2020	301	989	$1,577
Orlando, FL
525 Avalon Park	2008	487	1,394	$1,636
Citi Lakes	2014	346	984	$1,552
The Blake	2019	281	908	$1,556
Village at Baldwin Park	2008	528	1,069	$1,824
Panama City Beach, FL
Parkside at the Beach	2019	288	1,041	$1,526
Pittsburgh, PA
City Vista (2)	2014	272	1,023	$1,535

MSA / Property	Year constructed	Number of Units	Average Unit Size (sq. ft.)	Average Rent per Unit (1)

Richmond, VA
Colony at Centerpointe	2016	255	1,149	$1,546
Sarasota, FL
Luxe at Lakewood Ranch	2016	280	1,105	$1,706
Venue at Lakewood Ranch	2015	237	1,001	$1,751
Tampa, FL
Citrus Village	2011	296	980	$1,517
Crosstown Walk (3)	2014	342	1,070	$1,525
Five Oaks at Westchase	2019	218	983	$1,688
Horizon at Wiregrass	2018	392	973	$1,685
Lodge at Hidden River	2017	300	980	$1,575
Overlook at Crosstown Walk (3)	2016	180	986	$1,600
Williamsburg, VA
Founders Village	2014	247	1,070	$1,600

		12,052

(1) Data is only presented for stabilized properties owned by us for at least three months. Values are based on leasing activity from the quarter-ended December 31, 2021.
(2) Property is owned through a consolidated joint venture.
(3) The acquired second phases of certain communities are managed in combination with the initial phases, and so together are considered a single property.

    Our communities are equipped with an array of amenities believed to be sufficient to position Preferred Apartment Communities as attractive residential rental options within each local market. Such amenities can include, but are not limited to, one or more swimming pools, a clubhouse with a business center, tennis courts and laundry facilities. Unit-specific amenities can include high-end appliances, tile kitchen backsplashes, granite or quartz countertops, washer and dryers or washer and dryer hookups and ceiling fans. Resident lease terms are generally thirteen months or less in duration.

New Market Properties
At December 31, 2021, we owned the following 54 grocery-anchored shopping centers, which comprise our New Market Properties segment:

MSA / Property	Year built	GLA (1)	Percent leased	Grocery anchor tenant

Atlanta, GA
Castleberry-Southard	2006	80,018	100.0%	Publix
Cherokee Plaza	1958	102,864	100.0%	Kroger
Governors Towne Square	2004	68,658	100.0%	Publix
Lakeland Plaza	1990	301,711	95.9%	Sprouts
Powder Springs	1999	77,853	98.2%	Publix
Rockbridge Village	2005	102,432	91.4%	Kroger
Roswell Wieuca Shopping Center	2007	74,370	97.8%	The Fresh Market
Royal Lakes Marketplace	2008	119,493	97.7%	Kroger
Sandy Plains Exchange	1997	72,784	100.0%	Publix
Summit Point	2004	111,970	89.2%	Publix
Thompson Bridge Commons	2001	92,587	96.2%	Kroger
Wade Green Village	1993	74,978	94.5%	Publix
Woodmont Village	2002	85,639	97.7%	Kroger
Woodstock Crossing	1994	66,122	98.5%	Kroger
Augusta, GA
East Gate Shopping Center	1995	75,716	93.7%	Publix
Fury's Ferry	1996	70,458	100.0%	Publix
Birmingham, AL
Southgate Village	1988	75,092	96.8%	Publix
Charlotte, NC
Brawley Commons	1997	122,028	94.1%	Publix
West Town Market	2004	67,883	100.0%	Harris Teeter
Charlottesville, VA
Hollymead Town Center	2005	158,807	86.5%	Harris Teeter
Chattanooga, TN
The Overlook at Hamilton Place	1992	213,095	99.5%	The Fresh Market
Columbia, SC
Irmo Station	1980	99,384	90.8%	Kroger
Rosewood Shopping Center	2002	36,887	93.5%	Publix
Columbus, GA
Parkway Centre	1999	53,088	97.7%	Publix
Dallas, TX
Independence Square	1977	140,218	93.6%	Tom Thumb
Midway Market	2002	85,599	94.9%	Kroger
Greenville-Spartanburg, SC
Anderson Central	1999	223,211	95.6%	Walmart
Fairview Market	1998	46,303	100.0%	Aldi
Houston, TX
Kingwood Glen	1998	103,397	97.1%	Kroger
Miami-Ft. Lauderdale, FL
Shoppes of Parkland	2000	145,720	100.0%	BJ's Wholesale Club
Naples, FL
Crossroads Market	1993	126,895	100.0%	Publix
Neapolitan Way (2)	1985	137,580	95.7%	Publix
Nashville, TN
Greensboro Village	2005	70,203	100.0%	Publix
Spring Hill Plaza	2005	66,693	100.0%	Publix
Parkway Town Centre	2005	65,587	100.0%	Publix
The Market at Salem Cove	2010	62,356	97.8%	Publix
The Market at Victory Village	2007	71,300	100.0%	Publix
Orlando, FL
Berry Town Center	2003	99,441	86.8%	Publix

MSA / Property	Year built	GLA (1)		Percent leased	Grocery anchor tenant

Deltona Landings	1999	59,966		98.4%	Publix
University Palms	1993	99,172		100.0%	Publix
Raleigh, NC
Heritage Station	2004	72,946		100.0%	Harris Teeter
Maynard Crossing	1996	122,781		88.6%	Harris Teeter
Wakefield Crossing	2001	75,927		98.2%	Food Lion
San Antonio, TX
Oak Park Village	1970	64,855		100.0%	H.E.B.
Tampa-St. Petersburg, FL
Barclay Crossing	1998	54,958		100.0%	Publix
Disston Plaza	1954	129,150		96.6%	Publix
Washington, DC
Free State Shopping Center	1970	264,152		87.2%	Giant
West Palm Beach, FL
Polo Grounds Mall	1966	130,285		97.3%	Publix

		4,922,612		95.9%
Redevelopment properties:
Charleston, SC
Sweetgrass Corner	1999	89,124		32.9%	n/a
Houston, TX
Champions Village	1973	383,346		66.3%	Randalls
Orlando, FL
Conway Plaza	1966	117,705		80.6%	Publix
Richmond, VA
Gayton Crossing	1983	160,816	(4)	74.2%	Kroger
Virginia Beach, VA
Fairfield Shopping Center (3)	1985	231,829		82.2%	Food Lion
Wilmington, NC
Hanover Center (3)	1954	305,346		81.7%	Harris Teeter

		1,288,166		72.8%
Grand total/weighted average		6,210,778		91.1%

(1) Gross leasable area, or GLA, represents the total amount of property square footage that can be leased to tenants.
(2) Investment in an unconsolidated joint venture that is not prorated for our ownership percentage.
(3) Property is owned through a consolidated joint venture.
(4) The GLA figure shown excludes the GLA of the Kroger store, which is owned by others.

    Our retail leases have original lease terms which generally range from three to seven years for spaces under 10,000 square feet and from ten to twenty years for spaces over 10,000 square feet. Anchor leases generally contain renewal options for one or more additional periods whereas in-line tenant leases may or may not have renewal options. With the exception of anchor leases, the leases generally contain contractual increases in base rent rates over the lease term and the base rent rates for renewal periods are generally based upon the rental rate for the primary term, which may be adjusted for inflation or market conditions. Anchor leases generally do not contain annual contractual increases in base rent rates over the lease term and the renewal periods. Our leases generally provide for the payment of fixed monthly rentals and may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level (“percentage rent”). Our leases also generally include tenant reimbursements for common area expenses, insurance, and real estate taxes. Utilities are generally paid by tenants either directly through separate meters or through payment of tenant reimbursements. The foregoing general description of the characteristics of the leases in our centers is not intended to describe all leases and material variations in lease terms may exist.

Our grocery anchor tenants comprised 44.0% of our portfolio GLA at December 31, 2021. Our small in-line tenants generally consist of retail, consumer services, healthcare providers, and restaurants. The following table summarizes our grocery anchor tenants by GLA as of December 31, 2021:

Grocery Anchor Tenant	GLA	Percent of total GLA
Publix	1,179,030	19.0%
Kroger	581,593	9.4%
Harris Teeter	273,273	4.4%
Wal-Mart	183,211	2.9%
BJ's Wholesale Club	108,532	1.7%
Food Lion	76,523	1.2%
Giant	73,149	1.2%
Randall's	61,604	1.0%
H.E.B	54,844	0.9%
Tom Thumb	43,600	0.7%
The Fresh Market	43,321	0.7%
Sprouts	29,855	0.5%
Aldi	23,622	0.4%

Total	2,732,157	44.0%

The following table summarizes New Market Properties' contractual lease expirations for the next ten years and thereafter, assuming no tenants exercise their renewal options:

	Totals
	Number of leases	Leased GLA	Percent of leased GLA

Month to month	15	33,592	0.6%
2022	163	513,143	9.1%
2023	146	618,886	11.0%
2024	149	1,193,853	21.1%
2025	125	926,384	16.4%
2026	129	559,759	9.9%
2027	65	344,905	6.1%
2028	31	392,268	6.9%
2029	28	183,253	3.2%
2030	18	185,300	3.3%
2031	25	261,785	4.6%
2032 +	29	433,661	7.8%

Total	923	5,646,789	100.0%

Preferred Office Properties

At December 31, 2021, we owned the following office properties, which comprise our Preferred Office Properties segment:

Property Name	Location	GLA	Percent leased
Three Ravinia	Atlanta, GA	814,000	94%
Westridge at La Cantera	San Antonio, TX	258,000	100%

Total/Average		1,072,000	95%

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
    As of December 31, 2021, our significant tenants within our Preferred Office Properties segment consisted of:

	Rentable square footage	Percent of Annual Base Rent	Annual Base Rent (in thousands)
InterContinental Hotels Group	467,000	44.6%	$11,429
United Services Automobile Association	129,000	12.8%	3,276
Vericast	129,000	11.8%	3,027
Hapag Lloyd	127,000	17.4%	4,455
Lease Query	53,000	3.7%	968

	905,000	90.3%	23,155

The following table summarizes contractual lease expirations within our office building portfolio for the next ten years and thereafter, assuming no tenants exercise their renewal options:

Office building portfolio
Year of lease expiration	Rentable square footage	Percent of rented sq ft

2022	9,000	0.9%
2023	8,000	0.8%
2024	5,000	0.5%
2025	53,000	5.3%
2026	—	—%
2027	329,000	32.7%
2028	—	—%
2029	—	—%
2030	—	—%
2031	467,000	46.4%
2032 +	135,000	13.4%

Total	1,006,000	100.0%

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

    Our Common Stock (symbol "APTS") has been listed on the New York Stock Exchange since July 17, 2015.

    As of December 31, 2021, there were approximately 35,721 holders of record of our Common Stock. This total excludes an unknown number of holders of approximately 2.0 million shares of Common Stock in street name at non-responding brokerage firms.

Dividends

    We have declared and subsequently paid cash dividends on shares of our Common Stock for each quarter since our IPO in 2011. Since we have elected to be taxed as a REIT effective with our tax year ended December 31, 2011, we are required to, and intend to, distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP and is determined without regard for the deduction for dividends paid and excluding net capital gains) to maintain such status. Dividends are declared with the action and approval of our board of directors and any future distributions are made at our board of director's discretion. Our dividend paying capacity is primarily dependent upon cash generated from our multifamily communities, grocery-anchored shopping centers and office properties, interest income on our real estate loans and cash needs for capital expenditures, both foreseen and unforeseen, among other factors. In accordance with the terms of the Merger Agreement, our ability to declare dividends is restricted. Risks inherent in our ability to pay dividends are further described in the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

We declared and paid quarterly cash dividends of $0.175 per share for each quarter of 2021 and we intend to continue paying comparable cash dividends in the future until the closing of the acquisition of the Company by BREIT, as discussed in Item 1 of this Annual Report on Form 10-K. The acquisition is expected to close in the second quarter of 2022, at which point our shares of Common Stock will be canceled and our dividend activity will cease.

Stockholder Return Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Total Return of $1,000 Investment
$2,500
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
$750
$500
01/01/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
APTS Common Stock
MSCI US REIT INDEX
S&P 500

The chart above presents comparative investment results through December 31, 2021 of a hypothetical initial investment of $1,000 on January 1, 2017 in: (i) our Common Stock, ticker symbol "APTS;" (ii) the MSCI U. S. REIT Index, an index of equity REIT constituent companies that derive the majority of their revenue from real estate rental activities; and (iii) the S&P 500 Index. The total return results assume automatic reinvestment of dividends and no transaction costs.

	Value of initial investment on:
	1/1/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
APTS Common Stock	$1,000	$1,415	$1,047	$1,062	$661	$1,723
MSCI U. S. REIT Index	$1,000	$1,051	$1,003	$1,262	$597	$828
S&P 500	$1,000	$1,194	$1,120	$1,443	$1,678	$2,098

Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities by the Company during the fiscal year ended December 31, 2021.

Preferred Stock Redemptions

For the year ended December 31, 2021, we redeemed 413,445 shares of Series A Preferred Stock, 903 shares of Series A1 Preferred Stock, 5,342 mShares and 2,002 shares of Series M1 Preferred Stock. The redemption price was $1,000 per share, less any applicable declining redemption fee.

Item  6.    Reserved

None.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

At our 2021 annual meeting of stockholders, Joel T. Murphy was elected Chairman of our Board of Directors and Howard A. McClure was re-elected as lead independent member of our Board of Directors. Effective December 10, 2021, Daphne Bryson Jackson was elected as an independent member of our Board of Directors.

During the year ended December 31, 2021, we sold eight of our office properties (Galleria 75, 150 Fayetteville, Capitol Towers, CAPTRUST Tower, Morrocroft Centre, the Armour Yards portfolio and Brookwood Center) and our 8West real estate loan investment for an aggregate gross sales price of approximately $780 million. We recognized an aggregate gain on these sales of $0.4 million and we expect the disposition of these assets may result in a potentially material decrease in our revenues and results of operations.

During the year ended December 31, 2021, we acquired five multifamily communities and sold one multifamily community.

During the year ended December 31, 2021, we originated six new real estate loan investments and one land loan, collectively supporting the development and construction of six new multifamily communities. The loans have an aggregate maximum commitment amount of approximately $89.0 million and we hold or expect to hold purchase options and/or rights of first offer on each property.

During the year ended December 31, 2021, we called and redeemed 320,746 shares of Series A Preferred Stock, which was approximately 79% of the outstanding shares of Series A Preferred Stock that was available to be redeemed at our option. Holders of another 92,699 shares of Series A Preferred Stock were redeemed by the holders during the year ended December 31, 2021.

    During the year ended December 31, 2021, we issued 97,759 shares of Series A1 Preferred Stock and collected net proceeds of approximately $88.0 million and we issued 24,538 shares of Series M1 Preferred Stock and collected net proceeds of approximately $23.8 million. Our Preferred Stock offerings and our other equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

    In addition, during the year ended December 31, 2021, we issued approximately 2,658,889 shares of Common Stock under our 2019 ATM Offering.

On February 16, 2022, we entered into the Merger Agreement, pursuant to which, following the Mergers, if closed, we will become a wholly owned subsidiary of Parent, which is affiliated with BREIT. If the Mergers are completed, each share of our Common Stock issued and outstanding immediately prior to closing will be automatically canceled and converted into the right to receive $25.00 in cash, and the Company will cease to be a publicly traded company on the New York Stock Exchange. The holders of each series of our Preferred Stock will receive the $1,000 per share liquidation preference for each share plus accrued but unpaid dividends. The transaction has been unanimously approved by our Board of Directors and is expected to close in the second quarter of 2022, although there is no guarantee that is will occur by that date, and the transaction is subject to approval by our stockholders and other customary closing conditions.

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
•our expected leverage;
•changes in the values of our assets;
•our expected portfolio of assets;
•our expected investments;
•risks relating to the proposed Mergers, including the possibility that the consummation of the Mergers or our payment of dividends on our Preferred Stock could be delayed or not completed, and the effect of announcement or pendency of the Mergers on our business;
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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2021 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
    The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Industry Outlook

    Despite the continued, but lesser, impact from COVID-19, we believe the US economy will generally maintain a positive course in 2022; with continued improvement in the job market from pandemic lows and growth and improvements in the overall economy. As the country continues to combat the effects of the COVID-19 pandemic with vaccine rollouts and other measures, it should be the case that the impact from the pandemic continues to lessen and the economy can continue a path to normalcy. The presidential administration reduces some uncertainty in the direction and trajectory of economic growth and increases the probability of a larger stimulus package being enacted, which should also energize the economy and speed economic recovery. We believe a recovering economy, improving job market and increased consumer confidence should help create favorable conditions for continued growth in the multifamily, grocery-anchored shopping centers and class A office sectors. In addition to the positive trends, the spending packages enacted around the pandemic and the supply constraints created by the pandemic have increased inflation considerably and the probability of rising interest rates in 2022 is very high. While inflation and rising interest rates can have mixed effects on the economy, they could have equally mixed effects on our operations and markets.

Multifamily Communities

The Company continues to believe in the health of the multifamily industry, which is driven by both favorable demographic tailwinds and strong economic fundamentals.

Two of the nation’s largest generational cohorts - an estimated 72 million Millennials and 72 million Baby Boomers as of July 1, 2019, continue to create demand for multifamily housing. Lifestyle trends within these groups support the multifamily thesis, with Millennials seeking flexibility and Baby Boomers looking to downsize and reduce ongoing maintenance required with home ownership. These trends are further amplified within the Company's footprint and strategy: operating newly-constructed Class A communities in growing sunbelt suburban markets. The sunbelt continues to benefit from in-migration trends as weather, affordability and friendly business environments attract households and corporations alike. Millennials, who on average are forming households and starting families later than prior generations, are now searching for additional square footage, relative affordability and good schools; attributes that are generally more prevalent in the suburbs.

Fundamentally, the multifamily industry is benefiting from the current housing shortage in the United States, which Freddie Mac estimates at 3.8 million housing units as of the fourth quarter 2020. Furthermore, the U.S. is currently experiencing above average inflation, a rising interest rate environment and supply chain issues, all of which could continue to slow single family construction and hamper single family sales. Combined, we believe these circumstances lead to sustained multifamily demand for the foreseeable future. The sector continues to show resiliency and positive momentum as forecasts generally support stable occupancy, rent growth and net absorption of units.

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

Our portfolio’s continued success amidst the resurgence of Omicron cases has evidenced its pandemic resiliency further. According to Placer.ai, our portfolio’s foot traffic in 2021 was 3% higher than 2019 levels, generating 66 million trips to our assets, with our grocery partners responsible for 37 million of those trips. Many industry experts anticipated grocer sales regressing a bit after the spike in 2020 due to the pandemic. However, our portfolio of suburban Sunbelt grocers continued its strong performance in 2021, with 2021 grocery foot traffic increasing more than 5% over the supposed inflated total in 2020 and remaining 11% higher than 2019 levels.

On a macro level, the retail sector continues to excel, with 2021 retail sales in the United States growing 17% year over year and 50% of shoppers reportedly spending more than they did in 2020. We believe that rising macro sales combined with our grocery partners seeing sustained success and increasing sales has our portfolio of grocery-anchored assets positioned to benefit from these tailwinds. Our retail portfolio’s merchandising focused on convenience-based, daily needs tenants continues to seek to fulfill consumers’ omnichannel shopping needs as the last mile touchpoint between shoppers and their communities.

Preferred Office Properties

               Preferred Office Properties operates a 1.1 million square foot portfolio of Class A office assets in Atlanta, GA and San Antonio, TX. While new leasing activity has slowed and sublease availability has increased in most markets due to uncertainty from COVID-19, and we expect to see some level of continued soft demand in the near-term; the Company’s office investments are 95% leased with no leases expiring through the end of 2022. Furthermore, multi-year contractual leases and rent schedules paired with high quality tenant balance sheets have offered protection against adverse impacts of COVID-19, and office-using employment has fared better to date in the pandemic than have hourly wage earners.

Despite the ongoing adverse effect of the pandemic, we continue to hold a positive long-term outlook for the office industry in our targeted markets. We are optimistic that the distribution of vaccines creates the opportunity for business to begin to return to more normal activity over the course of 2022. While we think the prevalence of work from home will continue in some capacity, we expect the physical office to remain the center of the business workplace. According to a recent survey conducted by PwC, 87% of executives believe the office is critical for collaborating with team members and building relationships.

In addition, the pandemic has accelerated a number of trends that were already serving as tailwinds for our target markets, especially the demographic shifts from larger, more expensive gateway cities like New York and San Francisco to the suburban, Sunbelt markets. According to a 2018 report by Moody’s Analytics, for 2008 – 2018 the Sunbelt population grew 3 times faster than non-Sunbelt states. Moody’s projects that for 2019 – 2030 that outpacing will accelerate to nearly 7 times non-

Sunbelt states. And the latest U.S. Census estimates show that Texas, Florida, North Carolina and Georgia were among the top five states in the nation in terms of nominal population gains in 2020. As a result, we are seeing significant interest from small and large companies looking to relocate and/or expand their office footprint in our markets because of the deep talent pool, low cost of living and doing business, and comparatively low density. As we believe these trends will continue, we remain optimistic about the Sunbelt office markets that are in the path of long-term growth.

Critical Accounting Estimates
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
Real Estate
Cost Capitalization. Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 30 to 50 years for buildings, 5 to 20 years for building and land improvements and 3 to 10 years for furniture, fixtures and equipment. Acquisition costs are generally expensed as incurred for transactions that are deemed to be business combinations. Our acquisitions of multifamily communities and grocery-anchored shopping centers generally qualify as asset acquisitions, as opposed to business combinations pursuant to ASU 2017-01 and certain qualifying acquisition costs will be capitalized and amortized rather than expensed as incurred.
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

Real Estate Loans

We extend loans for purposes such as to to acquire land and to provide partial financing for the development of multifamily residential communities, grocery-anchored shopping centers and for other real estate or real estate related projects. Certain of these loans we extend include characteristics such as exclusive options to purchase the project within a specific time window following expected project completion and stabilization. These characteristics can cause the loans to contain variable interests and the potential of consolidation of the underlying project as a variable interest entity, or VIE. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. Arriving at these conclusions requires us to make significant assumptions and judgments concerning each project, especially with regard to our estimates of future market capitalization rates and property net operating income projections. Additionally, we analyze each loan arrangement and utilize these same assumptions and judgments for consideration of whether the loan qualifies for accounting as a loan or as an investment in a real estate development project.

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

The Company carries its investments in real estate loans at amortized cost that consists of drawn amounts on the loans, net of unamortized deferred loan origination fees and current expected credit losses that we must estimate and record as a reserve at the outset of each loan and monitor over the life of the loan as the development project proceeds and circumstances evolve. Expected credit losses are derived and monitored on each loan individually. For each loan in which the Company is the lender, the amount of protection afforded to the Company against loss is estimated to be the excess of the future estimated fair market value of the developed property over the developer’s related obligations (including the Company’s real estate or member loan(s)), other loans senior to the Company's, and the expected future balance of accrued interest and any other obligations related to the project’s funding. Arriving at the future estimated fair market value of the developed property requires us to make significant assumptions and judgments concerning each project, especially regarding estimates of future market capitalization rates and property net operating income projections.

Future market capitalization rates are derived by us by beginning with current market capitalization rates and applying an upward or downward adjustment to that rate to incorporate our expectations of changes in market participant appetite for multifamily assets. Such expectations include job and wage growth within the subject property’s MSA, new housing starts and inventory levels, the potential for and rapidity of potential rent growth, interest rates, and other factors, all of which are difficult to predict with precision. If our capitalization rate assumptions used for the valuation of the real estate for which we held real estate loan investments as of December 31, 2021 were to differ from actual future capitalization rates by 25 basis points, our aggregate expected credit losses would have been $6.4 million higher or $2.0 million lower than those we actually recorded.

Net operating income assumptions, also used to calculate the future estimated fair market value of the developed property, involve judgement and projections regarding future market rents, speed in achieving occupancy goals, the potential for rent growth, the speed of potential rent growth, rent collection percentages, trends in salary and benefits costs for property personnel, property taxes, utilities, the effects of inflation levels with regards to paint and construction materials for planned CAPEX projects, and myriad other factors, all of which can vary significantly from initial assumptions made over the timespan from groundbreaking to offering a leased up project to market. Were our initial assumptions of future NOI to differ from actual future NOI by five percent higher or lower than our final underwriting assumption, our aggregate initial expected credit loss reserve would have been $6.4 million higher or $2.0 million lower than those we actually recorded for those loans.The Company's notes and lines of credit receivable are unsecured and so are assessed for expected future credit loss by individually assessing the expected profit from current development projects in progress, as well as the viability of the personal guarantees of the borrowers.

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

Other income, including interest earned on our cash, is recognized as it is earned. We recognize interest income on real estate loans on an accrual basis over the life of the loan. Loan origination fees (net of amounts paid to the Former Manager) received from borrowers as an incentive to extend the real estate loans, are amortized over the life of the loan as an additive adjustment to interest income using the effective interest method. We stop accruing interest on loans when circumstances indicate that it is probable that the ultimate collection of all principal and interest due according to the loan agreement will not be realized, which is generally a delinquency of 30 days in required payments of interest or principal. Any payments received on such non-accrual loans are recorded as interest income or as a reduction of principal, depending upon the circumstances, when the payments are received. Interest accrual on real estate loan investments is resumed once interest and principal payments become current. Expected Credit Losses on Real Estate Loans

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

Certain financial highlights of our results of operations for the three months and years ended December 31, 2021 and 2020 were:

	Three months ended December 31,		% change	Year ended December 31,		% change
	2021	2020		2021	2020

Revenues (in thousands)	$105,724	$120,871	(12.5)%	$451,142	$501,185	(10.0)%

Per share data:
Net income (loss) (1)	$(0.31)	$(0.77)	—	$(2.59)	$(6.95)	—
FFO (2)	$0.19	$(0.20)	—	$0.27	$(3.36)	—
Core FFO (2)	$0.24	$0.31	(22.6)%	$1.10	$1.07	2.8%
AFFO (2)	$0.18	$0.25	(28.0)%	$0.93	$0.83	12.0%
Dividends (3)	$0.175	$0.175	—%	$0.70	$0.7875	(11.1)%

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
(3) Per share of Common Stock and Class A Unit outstanding.

Financial

•Our total revenues for the quarter ended December 31, 2021 decreased approximately $15.1 million, or 12.5%, to $105.7 million from the quarter ended December 31, 2020, due to the absence of revenues from the eight student housing properties that we sold on November 3, 2020 and the eight office properties and one real estate loan investment that we sold during the third and fourth quarters of 2021. The student housing properties contributed approximately $4.5 million, or 3.7% of our total revenues and the disposed office properties and real estate loan investment contributed approximately $18.8 million, or 15.6% of our total revenues for the quarter ended December 31, 2020.

•Our net loss per share was $(0.31) and $(0.77) for the three-month periods ended December 31, 2021 and 2020, respectively. Funds From Operations, or FFO, was $0.19 and $(0.20) per weighted average share of Common Stock and Class A Unit outstanding for the three months ended December 31, 2021 and 2020, respectively. The improvement in FFO per share was driven by:
*Lower deemed dividends due to a lower volume of calls and cash redemptions of our preferred stock during the fourth quarter 2021 versus the fourth quarter 2020 of $0.45 per share;
*Lower operating results as a result of the sale of our student housing and office properties of $(0.21) per share;
*Partially offset by lower cash dividend requirements on our preferred stock of $0.15 per share;
*Lower revenues from the real estate loan portfolio of $(0.07) per share; and
*Improved multifamily same-store results of $0.04 per share.

•Our Core FFO per share decreased to $0.24 for the fourth quarter 2021 from $0.31 for the fourth quarter 2020, due to:

*Lower operating results as a result of the sale of our student housing and office properties of $(0.21) per share;
*Reduced cash dividend requirements on our preferred stock of $0.15 per share;
*Lower revenues from the real estate loan portfolio of $(0.07) per share; and
*Improved multifamily same-store results of $0.04 per share.

•Our AFFO per share decreased to $0.18 for the fourth quarter 2021 from $0.25 for the fourth quarter 2020 due to the four factors above driving the Core FFO decrease, and also:

*Lower accrued interest income received on real estate loans of $(0.07);
*Lower noncash loan interest income of $0.02; and
*Decreased noncash amortization of deferred revenues, straight-line rent adjustments, above and below market leases and tenant lease inducements of $0.05.

•Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 65.3% and our Core FFO payout ratio to our preferred stockholders was approximately 72.8% for the full year 2021. Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 74.0% and our Core FFO payout ratio to our preferred stockholders was approximately 68.3% for the fourth quarter 2021. (A)

•Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 77.6% and our AFFO payout ratio to our preferred stockholders was approximately 76.0% for the full year 2021. Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 99.6% and our AFFO payout ratio to our preferred stockholders was approximately 74.3% for the fourth quarter 2021.

•As of December 31, 2021, our total assets were approximately $3.6 billion, a decrease from our total assets of approximately $4.3 billion at December 31, 2020, that resulted primarily from the sale of eight office properties and one real estate loan investment for approximately $780 million during the third and fourth quarter 2021.

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

Operational
•Our rental rates for our multifamily same-store properties for new and renewal leases increased 17.4% and 12.1% respectively and 14.3% blended for January 2022 as compared to the expiring leases, excluding shorter-term leases of two months or less.

•As of December 31, 2021, the average age of our multifamily communities was approximately 6.3 years, which we believe is the youngest in the public multifamily REIT industry.

•As of December 31, 2021, all of our owned multifamily communities had achieved stabilization except for The Kingson and Chestnut Farm, which were acquired during the third quarter 2021. We define stabilization as reaching 93% occupancy for all three months within a single quarter.

•The average physical occupancy of our same-store multifamily communities increased to 96.2% for the three-month period ended December 31, 2021 from 95.7% for the three-month period ended December 31, 2020 but decreased from 97.1% for the three-month period ended September 30, 2021.

•Our average recurring rental revenue collections were approximately 99.0% for multifamily communities and 99.0% for grocery-anchored retail properties for the fourth quarter 2021.

•Effective December 10, 2021, we elected Daphne Bryson Jackson as an additional independent member of our board of directors.

Financing and Capital Markets

•As of December 31, 2021, approximately 96.1% of our permanent property-level mortgage debt has fixed interest rates and approximately 0.9% has variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates. Our overall weighted average interest rate for our mortgage debt portfolio was 3.32% for multifamily communities, 4.35% for office properties, 3.90% for grocery-anchored retail properties and 3.54% in the aggregate.

•During the fourth quarter 2021, we issued and sold an aggregate of 9,518 shares of Preferred Stock and redeemed or called an aggregate of 23,684 shares of Preferred Stock, resulting in a net reduction of 14,166 outstanding shares of Preferred Stock, for a net redemption of approximately $14.2 million.

•During the fourth quarter 2021, we issued and sold an aggregate of 49,049 shares of common stock at an average price of $12.43 under the 2019 ATM Offering.

•At December 31, 2021, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 57.5%.

•At December 31, 2021, we had $200.0 million available to be drawn on our revolving line of credit.

•Our outstanding shares of Preferred Stock have decreased over the last three years, as summarized in the following chart:

Shares of Preferred Stock

	2019	2020	2021
Issued	552,938	228,788	122,297
Redeemed by holder	(68,512)	(164,286)	(100,946)
Called by PAC	—	(208,786)	(320,746)

Net increase (decrease)	484,426	(144,284)	(299,395)

Total outstanding at year end	2,136,257	1,991,973	1,692,578

Significant Transactions
•During the year ended December 31, 2021, we disposed of eight office building assets, one real estate loan investment and one multifamily community; we acquired five multifamily communities during the year.

•During the year ended December 31, 2021, we originated six real estate loan investments and one land acquisition bridge loan with a combined commitment amount of $89.0 million, in support of the development of six multifamily communities comprised of an aggregate 1,922 units.

•During the year ended December 31, 2021, we received the full principal amounts totaling approximately $152.8 million from the repayment of 17 real estate loan investments associated with ten properties, plus purchase option termination fees of approximately $12.5 million and $15.3 million of accrued interest from these loan payoffs. These transactions collectively returned approximately $180.6 million of capital to us for investment, preferred redemptions, or other corporate purposes during the first quarter. Of the ten properties represented by these loan payoffs, we acquired three of the assets.

•On October 21, 2021, we completed a supplemental financing on (i) our Retreat at Greystone multifamily community in the amount of approximately $7.3 million, that bears interest of 3.47% per annum and matures on December 1, 2024, and (ii) our Aldridge at Town Village multifamily community in the amount of approximately $3.7 million, that bears interest of 3.46% per annum and matures on November 1, 2024.

•On November 1, 2021, we repaid the mortgage debt in the amount of $27.4 million supporting our Champions Village grocery-anchored shopping center, and on November 2, 2021, we financed our Woodstock Crossing grocery-anchored shopping center with a $5.3 million mortgage bearing interest at a fixed rate of 2.89% per annum that matures on December 1, 2026.

•On December 8, 2021, we financed our Fairview Market grocery-anchored shopping center with a $7.1 million mortgage bearing interest at a fixed rate of 2.87% per annum that matures on December 15, 2028.

•Effective December 21, 2021, we entered into a $2.0 million equity commitment to partially finance the development and construction of a grocery-anchored shopping center to be located in the Charleston, South Carolina MSA. We will earn a fixed return of 12% per annum over an anticipated investment life of between 24 and 36 months from the development project and we will have a five year right of first offer to purchase the interests of the other investors in the project.

New Market Properties, LLC

    Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers, as well as the financial results from the Company's grocery-anchored shopping center real estate loans. Comparative statements of operations of New Market Properties, LLC for the year ended December 31, 2021 versus 2020 are presented below. These statements of operations include no allocations of corporate overhead or other expenses.

New Market Properties, LLC	Years ended December 31,		Change inc (dec)
	2021	2020	Amount	Percentage
Revenues:
Rental and other property revenues	$108,102	$107,361	$741	0.7%
Interest income on notes receivable	—	164	(164)	—
Total revenues	108,102	107,525	577	0.5%

Operating expenses:
Property operating and maintenance	14,750	13,359	1,391	10.4%
Property management fees	2,310	2,480	(170)	(6.9)%
Real estate taxes and insurance	15,716	14,595	1,121	7.7%
General and administrative	3,761	3,445	316	9.2%
Equity compensation to directors and executives	216	104	112	107.7%
Depreciation and amortization	45,753	51,813	(6,060)	(11.7)%
Asset management and general and administrative expense fees to related parties	—	720	(720)	—
Total operating expenses	82,506	86,516	(4,010)	(4.6)%
Waived asset management and general and administrative expense fees	—	(17)	17	—
Net operating expenses	82,506	86,499	(3,993)	(4.6)%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	25,596	21,026	4,570	21.7%
Loss from unconsolidated joint venture	(665)	(314)	(351)	—
Gain on sale of real estate, net	—	3,261	(3,261)	—
Operating income	24,931	23,973	958	4.0%

Interest expense	25,654	26,379	(725)	(2.7)%
Gain on sale of land	15	528	(513)	(97.2)%
Net loss	(708)	(1,878)	1,170	—

Consolidated net (income) loss attributable to non-controlling interests	(48)	(100)	52	—

Net loss attributable to the Company	$(660)	$(1,778)	$1,118	—

Year ended December 31, 2021 compared to 2020

        The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for the years ended December 31, 2021 versus 2020:

Recent real estate transactions

Our dispositions (net of acquisitions) of real estate assets since January 1, 2020 were generally the primary drivers behind our changes in rental and property revenues, property operating and maintenance, property salary and benefits, property management costs, and real estate tax expenses for the years ended December 31, 2021, 2020 and 2019. Depreciation and amortization expense likewise tracks along with our rate of property acquisitions, particularly due to shorter-term intangible assets that arise with acquisitions of multifamily communities.
    Real estate assets acquired

Acquisition date	Property	Location	Units	Leasable square feet

	Multifamily communities:
3/31/2020	Horizon at Wiregrass	Tampa, FL	392	-
4/30/2020	Parkside at the Beach	Panama City Beach, FL	288	-
11/2/2020	The Blake	Orlando, FL	281	-
12/15/2020	The Menlo	Jacksonville, FL	332	-
6/30/2021	The Ellison	Atlanta, GA	250	-
7/8/2021	Alleia at Presidio	Ft. Worth, TX	231	-
9/14/2021	The Anson	Nashville, TN	301	-
9/16/2021	The Kingson	Fredericksburg, VA	240	-
9/17/2021	Chestnut Farm	Charlotte, NC	256	-

			2,571
	New Market Properties:
1/29/2020	Wakefield Crossing	Raleigh, NC		75,927
3/19/2020	Midway Market	Dallas, TX		85,599

				161,526
Real estate assets sold

The sale of eight of our office buildings during the third and fourth quarters of 2021 represented the commencement of our strategic decision to exit the office property segment of our business. Our exit from the student housing segment was completed with the sale of all eight of our properties on November 3, 2020.

Disposition date	Property	Location	Units

	Multifamily communities:
11/12/2020	Avenues at Creekside	San Antonio, TX	395
7/19/2021	Vineyards	Houston, TX	369

			764

	Office buildings:		Leasable square feet
7/29/2021	Galleria 75	Atlanta, GA	111,000
7/29/2021	150 Fayetteville	Raleigh, NC	560,000
7/29/2021	Capitol Towers	Charlotte, NC	479,000
7/29/2021	CAPTRUST Tower	Raleigh, NC	300,000
7/29/2021	Morrocroft Centre	Charlotte, NC	291,000
9/8/2021	Armour Yards Portfolio (1)	Atlanta, GA	222,000
11/12/2021	Brookwood Center	Birmingham, AL	169,000

			2,132,000

	Student housing properties:		Units	Beds
11/3/2020	North by Northwest	Tallahassee, FL	219	679
11/3/2020	SoL	Tempe, AZ	224	639
11/3/2020	Stadium Village	Atlanta, GA	198	792
11/3/2020	Ursa	Waco, TX	250	840
11/3/2020	The Tradition	College Station, TX	427	808
11/3/2020	Knightshade	Orlando, FL	221	894
11/3/2020	The Bloc	Lubbock, TX	140	556
11/3/2020	Rush	Charlotte, NC	332	887

			2,011	6,095

(1) Includes the Armour Yards and 251 Armour Yards assets.

The amounts of property acquisitions and dispositions by operating segment for the years ended December 31, 2019, 2020 and 2021 were:

Real estate assets (in thousands)
	2019	2020	2021
Purchased:
Residential Properties
Multifamily Communities	$118,295	$280,488	$335,166
Student Housing Properties	90,664	—	—
Grocery-anchored shopping centers	251,360	27,531	—
Office buildings	246,302	13,998	—
Total	$706,621	$322,017	$335,166

Sold:
Residential Properties
Multifamily Communities	$—	$(44,388)	$(41,232)
Student Housing Properties	—	(460,429)	—
Grocery-anchored shopping centers	—	—	—
Office buildings	—	—	(728,059)
Total	$—	$(504,817)	$(769,291)

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The changes in these other property revenues for the year ended December 31, 2021 versus 2020 were primarily due to the net acquisitions/dispositions listed above.

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

Real estate loan investments

Interest income from our real estate loan investments decreased for the year ended December 31, 2021 versus 2020 and 2019 largely due to the decreases in the principal amounts outstanding as shown below:

Drawn amount of real estate loan investments

(in thousands)	2019	2020	2021
Beginning balance	$336,329	$352,582	$290,156
Fundings	98,418	59,417	68,943
Repayments and loan sales	(82,165)	(121,843)	(152,829)
Ending balance	$352,582	$290,156	$206,270

Revenues from the amortization of terminated purchase options were $9.1 million, $6.5 million and $9.7 million for the years ended December 31, 2019, 2020, and 2021, respectively, and are included in the line entitled interest income on loans and notes receivable on our consolidated statements of operations. At December 31, 2021, we had no unrecognized purchase option termination revenue.

    We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan, rather than perform assessments for impairment as circumstances dictate. The Company’s opening reserve of approximately $7.4 million was recorded as a cumulative adjustment to accumulated earnings on January 1, 2020. During the year ended December 31, 2021, our estimates for future credit losses related to real estate loan investments were reduced by approximately $2.2 million due to multiple real estate loan investments being repaid in full or achieving construction or leasing milestones. This was countered by the addition of approximately $3.1 million in new reserves related to new loan originations, as well as additional reserves related to the Haven line of credit. During the year ended December 31, 2020, the Company recorded an initial aggregate net increase in its provisions for expected credit losses of approximately $4.5 million, primarily related to the onset of the COVID-19 pandemic. For the remainder of the year ended December 31, 2020, the Company recorded an aggregate net increase in its provision for expected credit losses of approximately $1.6 million, primarily related to updates to our estimates to the valuations of the underlying development projects (reversal of some previous adjustments due to the COVID-19 pandemic), projects achieving construction and leasing milestones, the sale of the Starkville real estate loan investment, and additional reserves related to the Haven line of credit.

    Miscellaneous revenues for the year ended December 31, 2020 included forfeited earnest money deposits from prospective purchasers of six of our student housing properties and the addition of new revenue streams from the Internalization, including third party property management. Miscellaneous revenues for the year ended December 31, 2020 also included proceeds from a land easement at one of our multifamily properties.

Management Internalization

    On January 31, 2020, we internalized the functions performed by the Former Manager and the Former Sub-Manager by acquiring the entities that own the Former Manager and the Former Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months.

We paid fees for property management services to our Former Manager in an amount of 4% of gross property revenues as compensation for services such as rental, leasing, operation and management of our multifamily communities and the supervision of any subcontractors; for grocery-anchored shopping center assets, property management fees were generally 4% of gross property revenues, of which generally 2.0% to 2.5% were paid to a third party management company. Property management fees for office building assets are 1.25% to 2.00% and are paid to a third party property management company. All property management fees, along with monthly asset management fees and general and administrative expense fees, paid to our Former Manager ceased effective with our Internalization on January 31, 2020. The Internalization resulted in an increase in general and administrative expenses due to charges for corporate salaries and administrative expenses that are borne by us following the Internalization, that partially offset the absence of the fees to the Former Manager.

Equity compensation to directors and executives

    Equity compensation expenses increased for the year ended December 31, 2021 as compared to 2020, primarily due to (i) grants of restricted stock units to employees issued on June 17, 2020 and July 31, 2020 with an aggregate fair value of approximately $5.7 million and which will be expensed over the period ending June 30, 2024, and (ii) grants of restricted stock units to employees issued on March 15, 2021 with a fair value of approximately $5.9 million which will be expensed over the period ending March 15, 2025.

Interest expense

The decrease in interest expense on mortgage indebtedness from $114.0 million for the year ended December 31, 2020 to $100.0 million for the year ended December 31, 2021 was primarily due to the sale of our student housing portfolio in the fourth quarter 2020 and the sale of eight office properties during 2021.

    See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

Losses on extinguishment of debt

The losses incurred on the refinancing of mortgage debt for the year ended December 31, 2020 were the result of refinancing nine multifamily communities during 2020. Of the nine total refinances executed, five of them were considered loan extinguishments according to GAAP, resulting in the immediate recognition of some costs. These transactions dropped the weighted average interest rate on these loans from 3.77% to 3.04% per annum.

Year ended December 31, 2020 compared to 2019

        Please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed on March 1, 2021 for a discussion and tabular presentations highlighting the major drivers behind the line item changes in our results of operations for the years ended December 31, 2020 versus 2019.

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
•gains and losses from change in control; and
•impairment writedowns of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

    Not all companies necessarily utilize the standardized NAREIT definition of FFO, so caution should be taken in comparing our reported FFO results to those of other companies. Our FFO results are comparable to the FFO results of other companies that follow the NAREIT definition of FFO and report these figures on that basis. FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

Core Funds From Operations Attributable to Common Stockholders and Unitholders (“Core FFO”)

    We make adjustments to FFO to remove costs incurred and revenues recorded that are singular in nature and outside our normal operations and portray our primary operational results. We calculate Core FFO as:

FFO, plus:
• acquisition and pursuit (dead deal) costs;
• loan cost amortization on acquisition line of credit and loan coordination fees;
• losses on debt extinguishments or refinancing costs;
• Internalization costs;
• expenses incurred on calls of preferred stock;
• deemed dividends for redemptions of and non-cash dividends on preferred stock; and
• expenses related to the COVID-19 global pandemic;

Less:
• earnest money forfeitures by prospective asset purchasers.

Core FFO figures reported by us may not be comparable to Core FFO figures reported by other companies. We utilize Core FFO as a supplemental measure of the operating performance of our portfolio of real estate assets. We believe Core FFO is useful to investors as a supplemental gauge of our operating performance and may be useful in comparing our operating performance with other real estate companies. Since our calculation of Core FFO removes costs incurred and revenues recorded that are often singular in nature and outside our normal operations, we believe it improves comparability to investors in assessing our core operating results across periods. Core FFO is a non-GAAP measure that is reconciled to its most comparable GAAP measure, net income/loss available to common stockholders.

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
		Three months ended December 31,
(In thousands, except per-share figures)		2021	2020

Net loss attributable to common stockholders (See note 1)		$(16,311)	$(38,631)

Add:	Depreciation of real estate assets	32,861	39,447
	Amortization of acquired intangible assets and deferred leasing costs	5,916	8,742
	Net (income) loss attributable to Class A Unitholders (See note 2)	107	260
	Gain on sale of real estate	(12,369)	(20,195)
FFO attributable to common stockholders and unitholders		10,204	(10,377)

	Acquisition and pursuit costs	16	2
	Loan cost amortization on acquisition line of credit and loan coordination fees (See note 3)	322	451
	Internalization costs (See note 4)	243	288
	Deemed dividends for redemptions of and non-cash dividends on preferred stock, plus
	expenses incurred on calls of preferred stock (See note 5)	2,106	25,113
	Expenses related to the COVID-19 global pandemic (See note 6)	6	77
Core FFO attributable to common stockholders and unitholders		12,897	15,554

Add:	Non-cash equity compensation to directors and executives	973	586
	Non-cash income for current expected credit losses (See note 13)	518	155
	Amortization of loan closing costs (See note 7)	1,264	1,255
	Depreciation/amortization of non-real estate assets	456	541
	Net loan origination fees received (See note 8)	494	16
	Deferred interest income received (See note 9)	479	3,852
	Amortization of lease inducements (See note 10)	447	448
	Cash received in excess of (exceeded by) amortization of purchase option termination revenues (See note 11)	—	560
Less:	Non-cash loan interest income (See note 12)	(2,276)	(3,193)
	Cash paid for loan closing costs	—	(16)
	Amortization of acquired real estate intangible liabilities and straight-line rent adjustments (See note 14)	(1,695)	(4,333)
	Amortization of deferred revenues (See note 15)	(941)	(941)
	Normally recurring capital expenditures (See note 16)	(3,026)	(1,903)

AFFO attributable to common stockholders and Unitholders		$9,590	$12,581

Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$9,460	$8,973
	Distributions to Unitholders (See note 2)	87	34
	Total	$9,547	$9,007

Common Stock dividends and Unitholder distributions per share		$0.1750	$0.175

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.19	$(0.20)
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.24	$0.31
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.18	$0.25

Weighted average shares of Common Stock and Units outstanding:
	Basic:
	Common Stock	52,948	49,912
	Class A Units	493	731
	Common Stock and Class A Units	53,441	50,643

	Diluted Common Stock and Class A Units (See note 17)	54,205	50,708

Actual shares of Common Stock outstanding, including 664 and 548 unvested shares
of restricted Common Stock at December 31, 2021 and 2020, respectively.		53,639	50,542
Actual Class A Units outstanding at December 31, 2021 and 2020, respectively.		468	649
	Total	54,107	51,191

    See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Reconciliation of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO
to Net (Loss) Income Attributable to Common Stockholders
		Years ended December 31,
(In thousands, except per-share figures)		2021	2020

Net loss attributable to common stockholders (See note 1)		$(133,486)	$(338,901)

Add:	Depreciation of real estate assets	138,477	161,500
	Amortization of acquired intangible assets and deferred leasing costs	29,725	37,675
	Net (income) loss attributable to Class A Unitholders (See note 2)	184	(3,133)
	Gain on sale of real estate	(21,109)	(23,456)
FFO attributable to common stockholders and unitholders		13,791	(166,315)
	Acquisition and pursuit costs	21	383
	Loan cost amortization on acquisition line of credit and loan coordination fees (See note 3)	1,608	2,162
	Payment of costs related to property refinancing	506	7,372
	Internalization costs (See note 4)	970	180,116
	Deemed dividends for redemptions of and non-cash dividends on preferred stock, plus
	expenses incurred on calls of preferred stock (See note 5)	40,375	31,536
	Expenses related to the COVID-19 global pandemic (See note 6)	121	663
	Earnest money forfeited by prospective asset purchaser	—	(2,750)
Core FFO attributable to common stockholders and unitholders		57,392	53,167

Add:	Non-cash equity compensation to directors and executives	3,289	1,644
	Amortization of loan closing costs (See note 7)	4,965	4,886
	Depreciation/amortization of non-real estate assets	1,792	2,334
	Net loan origination fees received (See note 8)	2,381	898
	Deferred interest income received (See note 9)	14,059	12,504
	Amortization of lease inducements (See note 10)	1,796	1,782
	Earnest money forfeited by prospective asset purchaser	—	2,750
	Cash received in excess of (exceeded by) amortization of purchase option termination revenues (See note 11)	2,777	464
Less:	Non-cash loan interest income (See note 12)	(10,389)	(12,638)
	Non-cash (income) expense for current expected credit losses (See note 13)	(770)	3,802
	Cash paid for loan closing costs	(2,041)	(122)
	Amortization of acquired real estate intangible liabilities and straight-line rent adjustments (See note 14)	(10,659)	(18,017)
	Amortization of deferred revenues (See note 15)	(3,762)	(3,762)
	Normally recurring capital expenditures (See note 16)	(12,501)	(8,428)

AFFO attributable to common stockholders and Unitholders		$48,329	$41,264
Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	37,143	38,868
	Distributions to Unitholders (See note 2)	357	593
	Total	37,500	39,461

Common Stock dividends and Unitholder distributions per share		$0.70	$0.7875

FFO per weighted average basic share of Common Stock and Unit outstanding		$0.27	$(3.36)
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$1.10	$1.07
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.93	$0.83
Weighted average shares of Common Stock and Units outstanding:
	Basic:
	Common Stock	51,499	48,743
	Class A Units	533	765
	Common Stock and Class A Units	52,032	49,508

	Diluted Common Stock and Class A Units (See note 17)	52,532	49,549

Actual shares of Common Stock outstanding, including 664 and 548 unvested shares
of restricted Common Stock at December 31, 2021 and 2020, respectively.		53,639	50,542
Actual Class A Units outstanding at December 31, 2021 and 2020, respectively.		468	649
	Total	54,107	51,191
    See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to
Net Loss Attributable to Common Stockholders

1)Rental and other property revenues and property operating expenses for the three months and year ended December 31, 2021 include activity for the properties acquired since December 31, 2020. Rental and other property revenues and expenses for the quarterly and annual periods ended December 31, 2020 include activity for the acquisitions made during those periods only from their respective dates of acquisition.

2)Non-controlling interests in our Operating Partnership, consisted of a total of 467,662 Class A Units as of December 31, 2021. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 0.92% and 1.44% for the three-month periods ended December 31, 2021 and 2020, respectively.

3)     We paid loan coordination fees to Preferred Apartment Advisors, LLC, (our "Former Manager") to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization Transaction (defined in note 4 below). The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At December 31, 2021, aggregate unamortized loan coordination fees were approximately $7.7 million, which will be amortized over a weighted average remaining loan life of approximately 10.2 years.

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

7)    We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership have any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At December 31, 2021, unamortized loan costs on all the Company's indebtedness were approximately $29.5 million, which will be amortized over a weighted average remaining loan life of approximately 7.9 years.

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

14)    This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At December 31, 2021, the balance of unamortized below-market lease intangibles was approximately $34.6 million, which will be recognized over a weighted average remaining lease period of approximately 8.1 years.

15)    This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

16)    We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $58,000 and $117,000 of recurring capitalized expenditures incurred at our corporate offices during the quarterly and annual periods ended December 31, 2021 respectively. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures. See Capital Expenditures, Grocery-Anchored Shopping Center Portfolio, and Office Building Portfolio sections for definitions of these terms.

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

Liquidity and Capital Resources

The Merger Agreement contains provisions which restrict or prohibit certain capital expenditures without the consent of Parent as well as certain capital transactions typically used to fund our short and long-term liquidity requirements. Until the Mergers close, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to various restrictions under the Merger Agreement on assuming additional debt, issuing additional equity or debt, repurchasing equity, and entering into certain acquisition, disposition and leasing transactions, among other restrictions, subject to the restrictions under the Merger Agreement.

Short-Term Liquidity

    We believe our principal short-term liquidity needs are to fund:

•operating expenses directly related to our portfolio of multifamily communities, grocery-anchored shopping centers and office properties (including regular maintenance items);
•operating expenses related to salaries, benefits, and general and administrative expenses (that were formerly funded by payment of fees to our Former Manager prior to the Internalization on January 31, 2020);
•capital expenditures incurred to lease our multifamily communities, grocery-anchored shopping centers and office properties;
•interest and principal payments on our outstanding property level debt;
•amounts due on our Credit Facility;
•distributions that we pay to our preferred stockholders, common stockholders, and unitholders;
•cash redemptions that we may pay to our preferred stockholders;
•committed investments, and
•payments of up to $40 million potentially due to the Former Manager related to Internalization.

    We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as-needed basis. On May 4, 2021, PAC Operations and PAC OP, (collectively, the “Borrowers”) and the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, or our Amended and Restated Credit Agreement, which (i) extended the maturity date for the Revolving Facility to May 4, 2024, with an option to extend the maturity date to May 4, 2025, (ii) added PAC Operations as a borrower, (iii) modified certain of the financial covenants and (iv) created smooth transition from USD LIBOR to SOFR with predetermined spreads based on tenor without any amendment required. As of December 31, 2021, the outstanding balance on the Revolving Facility was $0. The Revolving Line of Credit accrues interest at a variable rate of KeyBank's prime rate plus 0.5%, the Adjusted Eurodollar Rate for a one-month interest period plus 1.00%, or the one- or three-month per annum LIBOR, as selected by the Borrowers, plus an applicable margin of 1.50% to 3.50% per annum, depending upon our leverage ratio. Also in Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, we installed provisions in the documents relating to the transition away from LIBOR and expect the transition to be relatively smooth as it relates to the line of credit. The weighted average interest rate for the Revolving Line of Credit was 3.62% for the year ended December 31, 2021. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.20% or 0.25% per annum, depending upon our outstanding Credit Facility balance. At December 31, 2021, we had $200 million available to be drawn by us on the Revolving Line of Credit.

    The COVID-19 pandemic has the potential to affect our short-term cash flows if multifamily tenants lose their jobs due to business closings, retailers fall behind on their rent obligations, and our office tenants' businesses begin to similarly suffer. Should these events continue to accelerate and worsen, our operational cash flows could suffer and cause us to draw upon our Revolving Credit Line more extensively and in a manner other than we previously intended.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of December 31, 2021, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement. Our results with respect to such compliance are presented in Note 9 to the Company's Consolidated Financial Statements.

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

    On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain the Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement is to finance our acquisitions of multifamily communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. The Acquisition Facility accrues interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility has a maturity date of March 1, 2022 and has two one-year extension options, subject to certain conditions described therein. At December 31, 2021, we had $90.0 million available to be drawn by us on the Acquisition Facility.

    Our net cash provided by operating activities for the years ended December 31, 2021, 2020 and 2019 was approximately $182.0 million, $47.9 million and $145.6 million, respectively. Our operating cash flows for the year ended December 31, 2020 reflect the $111.1 million one-time cash payments to the entities that owned the Former Manager and Former Sub-Manager for the closing of the Internalization transaction, as well as approximately $3.8 million in professional fees related to the transaction.

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

Interest income on our loans and notes receivable was $45.5 million, $50.8 million and $61.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, reflecting a decrease in the principal amounts outstanding on our portfolio of real estate loan investments. We are scheduled to disburse approximately $43.2 million during the year ended December 31, 2022 for funding draws on real estate loan investments in place as of December 31, 2021.

    Our net cash provided by investing activities for the year ended December 31, 2021 and 2020 was approximately $74.0 million and $244.1 million, respectively, and net cash disbursed was $661.1 million for the year ended December 31, 2019. Net cash proceeds of $366.9 million in 2021 reflected the sales of eight office buildings and the 8West real estate loan investment, as well as one multifamily community. Net cash proceeds of $516.3 million in 2020 reflected the sales of our Student Housing assets and our Avenues at Creekside multifamily community.

Cash used in, or provided by, investing activities is primarily driven by acquisitions and dispositions of multifamily properties, office properties and grocery-anchored shopping centers and acquisitions and maturities or other dispositions of real estate loans and other real estate and real estate-related assets, and secondarily by capital expenditures related to our owned properties. We will seek to acquire more multifamily communities and grocery-anchored shopping centers at costs that we expect will be accretive to our financial results. Capital expenditures may be nonrecurring and discretionary, as part of a strategic plan intended to increase a property’s value and corresponding revenue-generating power, or may be normally recurring and necessary to maintain the income streams and present value of a property. Certain capital expenditures may be budgeted and reserved for upon acquiring a property as initial expenditures necessary to bring a property up to our standards or to add features or amenities that we believe make the property a compelling value to prospective residents or tenants in its individual market. These budgeted nonrecurring capital expenditures in connection with an acquisition are funded from the capital source(s) for the acquisition and are not dependent upon subsequent property operational cash flows for funding. We plan to disburse a total of approximately $54.7 million for capital expenditures during the year ended December 31, 2022, based on our properties owned at December 31, 2021.

For the year ended December 31, 2021, our capital expenditures for our multifamily communities, not including changes in related payables were as follows:

	Capital Expenditures
	Recurring		Non-recurring		Total
(In thousands, except per-unit amounts)	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$736	$64.15	$—	$—	$736	$64.15
Carpets	2,028	176.75	—	—	2,028	176.75
Wood flooring / vinyl	266	23.14	545	47.53	811	70.67
Blinds and ceiling fans	182	15.83	—	—	182	15.83
Fire safety	—	—	577	50.25	577	50.25
Furnace, air (HVAC)	798	69.57	—	—	798	69.57
Computers, equipment, misc.	29	2.53	193	16.81	222	19.34
Elevators	2	0.21	56	4.87	58	5.08
Exterior painting	—	—	2,467	214.95	2,467	214.95
Leasing office / common amenities	79	6.88	995	86.72	1,074	93.60
Major structural	—	—	1,349	117.58	1,349	117.58
Cabinets & countertops and unit upgrades	—	—	1,756	152.99	1,756	152.99
Landscaping & fencing	—	—	828	72.16	828	72.16
Parking lot	165	14.36	167	14.57	332	28.93
Signage and sanitation	—	—	145	12.66	145	12.66

	$4,285	$373.42	$9,078	$791.09	$13,363	$1,164.51

    In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for the years ended December 31, 2021, 2020 and 2019 totaled $5.3 million, $2.5 million and $1.8 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center portfolio (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards (and which amounts were underwritten into the total investment at the time of acquisition), and (iii) for property re-developments and repositioning.

    Second-generation capital expenditures within our office properties portfolio for the years ended December 31, 2021, 2020 and 2019 totaled $2.8 million, $1.1 million and $1.7 million, respectively.

    Included in our aggregate restricted cash of approximately $32.7 million at December 31, 2021 was approximately $10.8 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

Net cash used in financing activities was approximately $268.9 million and $353.6 million for the years ended December 31, 2021 and 2020, respectively, and net cash provided by financing activities was approximately $565.0 million for the year ended December 31, 2019. Our significant financing cash uses during 2021 and 2020 included cash redemptions and calls of Preferred Stock of $380.0 million and $314.2 million, respectively.

We have commitments to disburse a total of $200.4 million for principal and interest payments on, and maturities of, property-level debt during the year ended December 31, 2022, based on mortgage debt instruments in place as of December 31, 2021.

Distributions

In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and is determined without regard for the deduction for dividends paid and excluding net capital gains) to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends, as well as monthly dividends to holders of our Preferred Stock, through net cash generated from operating results.

Our board of directors reviews the Preferred Stock dividends monthly to determine whether we have funds legally available for payment of such dividends in cash, and there can be no assurance that the Preferred Stock dividends will consistently be paid in cash. Dividends may be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. We expect the aggregate dollar amount of monthly Preferred Stock dividend payments to increase at a rate that approximates the rate at which we issue new shares of Preferred Stock, less those shares redeemed. Based on a total of 1,692,578 shares of Preferred Stock outstanding at December 31, 2021, our total cash requirement for Preferred Stock dividends, excluding any assumption for calls or redemptions, is approximately $102.6 million for the year ended December 31, 2022.

Our fourth quarter 2021 Common Stock dividend declaration was $0.175 per share. Our board of directors reviews the proposed Common Stock dividend declarations quarterly, and there can be no assurance that the current dividend level will be maintained.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the year ended December 31, 2021, our aggregate dividends and distributions totaled approximately $190.9 million and our cash flows from operating activities were approximately $182.0 million. We expect our cash flow from operations over time to be sufficient to fund our quarterly Common Stock dividends, Class A Unit distributions and our monthly Preferred Stock dividends.

Long-Term Liquidity Needs

We believe our principal long-term liquidity needs are to fund:

•the principal amount of our long-term debt as it becomes due or matures;
•capital expenditures needed for our multifamily communities, grocery-anchored shopping centers and office properties;
•Costs associated with current and future capital raising activities, including any potential redemptions or calls of our preferred stock; and
•Costs to acquire additional multifamily communities, grocery-anchored shopping centers or other real estate, enter into new and fund existing lending opportunities; and
•our minimum distributions necessary to maintain our REIT status.

We plan to make disbursements for capital expenditures beyond December 31, 2022, the amount of which cannot be reliably estimated. We are also scheduled to disburse approximately $18.8 million beyond the year ended December 31, 2022 for draws on real estate loan investments in place as of December 31, 2021.

As of December 31, 2021, we had approximately $30.2 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above. We intend to finance our future investments with the net proceeds from sales of currently owned real estate assets, additional issuances of our securities, including our Series A1/M1 Offering (as defined and described in note 5 to our Consolidated Financial Statements), Common Stock, and units of limited partnership interest in our Operating Partnership, and/or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access further capital through issuances of additional securities. If we are unsuccessful in raising additional funds, we may not be able to obtain any assets in addition to those we have acquired.

The following chart illustrates the downward trend of our Preferred Stock outstanding over the last three years:

Shares of Preferred Stock

	2019	2020	2021
Issued	552,938	228,788	122,297
Redeemed by holder	(68,512)	(164,286)	(100,946)
Called by PAC	—	(208,786)	(320,746)

Net increase (decrease)	484,426	(144,284)	(299,395)

Total outstanding at year end	2,136,257	1,991,973	1,692,578

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

Pursuant to FINRA Rule 2310(b)(5), which became effective April 11, 2016, and as described in Regulatory Notice 15-02, we have prepared for our stockholders an estimate of the per share value of our Preferred Stock as of December 31, 2021. This estimate is based on dividing (i) the value of our assets less contractual liabilities as of December 31, 2021, by (ii) the number of shares of Preferred Stock outstanding as of that date. We used a direct capitalization appraised value analysis for this purpose. This methodology was prepared with the material assistance and confirmation of a third party valuation expert pursuant to FINRA Rule 2310(b)(5) and NASD Rule 2340(c). We believe this methodology conforms to standard industry practices. Based on the foregoing, we have determined that the estimated value as of December 31, 2021 of our Preferred Stock is $1,000 per share (unaudited).

For any property owned for less than 12 months, we used the market value of that property as reflected in the third party appraisal we had received at the time of acquisition to value the property. For properties owned more than 12 months, the direct capitalization value method was used. Under the direct capitalization value analysis, we utilized the trailing 12-month net operating income from the property, adjusted for rare or catastrophic events, such as hurricane damages, as needed, to arrive at a normalized net operating income. The Company then determines the current market capitalization rate for each property. The property’s normalized net operating income is divided by the capitalization rate for that property to determine a fair market value for each property. The fair market value of all the properties was then added to the value of our other assets (i.e., the value of our cash on hand and other financial assets as reflected on our audited consolidated financial statements for the year ended December 31, 2021) to determine the aggregate market value of our assets. We then subtracted our contractual liabilities from the aggregate market value of our assets, and divided the difference by the number of shares of our Preferred Stock outstanding as of December 31, 2021 to determine our estimated per share value of our Preferred Stock as of that date.

At December 31, 2021, the Company's active equity offerings consisted of:

•an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering"); and

•an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering"), of which $91.8 million could be issued at December 31, 2021.

For the year ended December 31, 2021, we issued 2,658,889 shares of our common stock under our 2019 ATM Offering and collected proceeds of approximately $28.2 million.

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

As of December 31, 2021, we had long term mortgage indebtedness of approximately $2.4 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties. For our underlying property loans that feature floating interest rates, we have discussed the transition away from LIBOR with our lenders and do not expect the outcome of those discussions to have a material effect on those properties or our results of operations.

We have commitments to disburse a total of $2.8 billion for principal and interest payments on and maturities of property-level debt beyond the year ended December 31, 2022, based on mortgage debt instruments in place as of December 31, 2021.

Our mortgages in place as of December 31, 2021 were:

		Principal balance as of				Interest only through date (1)
	Origination/ refinancing date	December 31, 2021	December 31, 2020	Maturity date	Interest rate

Multifamily communities:		(in thousands)
Fixed Rate
Retreat at Lenox	12/21/2015	$16,370	$16,751	1/1/2023	4.04%	—
Overton Rise	2/1/2016	36,749	37,607	8/1/2026	3.98%	—
City Vista	7/1/2016	32,170	32,938	7/1/2026	3.68%	—
Founders Village	3/31/2017	29,039	29,635	4/1/2027	4.31%	—
Claiborne Crossing	4/26/2017	25,045	25,503	6/1/2054	2.89%	—
525 Avalon Park	6/15/2017	61,933	63,256	7/1/2024	3.98%	—
Stone Creek	6/22/2017	19,090	19,451	7/1/2052	3.22%	—
Luxe at Lakewood Ranch	7/26/2017	36,147	36,922	8/1/2027	3.93%	—
Adara at Overland Park	9/27/2017	29,397	30,024	4/1/2028	3.90%	—
Reserve at Summit Crossing	9/29/2017	18,487	18,893	10/1/2024	3.87%	—
Summit Crossing	10/31/2017	36,175	36,929	11/1/2024	3.99%	—
Aldridge at Town Village	10/31/2017	35,182	35,892	11/1/2024	4.19%	—
Retreat at Greystone	11/21/2017	32,794	33,439	12/1/2024	4.31%	—
Overlook at Crosstown Walk	11/21/2017	20,607	21,038	12/1/2024	3.95%	—
Colony at Centerpointe	12/20/2017	30,744	31,445	10/1/2026	3.68%	—
Lux at Sorrel	1/9/2018	29,239	29,868	2/1/2030	3.91%	—
Green Park	2/28/2018	37,014	37,785	3/10/2028	4.09%	—
The Lodge at Hidden River	9/27/2018	39,469	40,204	10/1/2028	4.32%	—
Vestavia Reserve	11/9/2018	35,860	36,511	12/1/2030	4.40%	—
CityPark View South	11/15/2018	22,970	23,379	6/1/2029	4.51%	—
Lenox Village Town Center	2/28/2019	37,492	38,169	3/1/2029	4.34%	—
Citi Lakes	7/29/2019	39,535	40,324	8/1/2029	3.66%	—
Artisan at Viera	8/8/2019	38,355	39,104	9/1/2029	3.93%	—
Five Oaks at Westchase	10/17/2019	30,167	30,818	11/1/2031	3.27%	—
Horizon at Wiregrass Ranch	4/23/2020	50,237	51,360	5/1/2030	2.90%	—
Parkside at the Beach	4/30/2020	45,037	45,037	5/1/2030	2.95%	5/31/2022
CityPark View	6/25/2020	29,000	29,000	7/1/2030	2.75%	7/31/2023
Avenues at Northpointe	6/29/2020	33,546	33,546	7/1/2027	2.79%	7/31/2022
Aster at Lely Resort	6/29/2020	50,400	50,400	7/1/2030	2.95%	7/31/2022
Avenues at Cypress	6/30/2020	28,366	28,366	7/1/2027	2.96%	7/31/2022
Venue at Lakewood Ranch	6/30/2020	36,555	36,555	7/1/2030	2.99%	7/31/2022
Crosstown Walk	6/30/2020	46,500	46,500	7/1/2027	2.92%	7/31/2022
Citrus Village	7/10/2020	40,900	40,900	8/1/2027	2.95%	8/31/2022
The Blake	11/2/2020	44,435	44,435	5/1/2030	2.82%	12/31/2025
The Menlo	12/15/2020	47,000	47,000	1/1/2031	2.68%	1/31/2024

Table continued from previous page		Principal balance as of				Interest only through date (1)
	Acquisition/ refinancing date	December 31, 2021	December 31, 2020	Maturity date	Interest rate
		(in thousands)
Village at Baldwin Park	2/28/2021	68,535	69,608	1/1/2054	3.27%	—
Alleia at Presidio	7/8/2021	35,700	—	8/1/2026	2.50%	8/31/2022
The Ellison	8/18/2021	48,000	—	9/1/2027	2.52%	9/30/2022
The Anson	9/14/2021	56,440	—	10/1/2031	2.69%	10/31/2022
The Kingson	9/16/2021	53,697	—	10/1/2026	2.35%	—
Citi Lakes B-Note	9/24/2021	10,390	—	8/1/2029	3.85%	—
Sorrel	9/24/2021	47,551	30,740	10/1/2028	2.54%	—
Retreat at Greystone B-Note	10/21/2021	7,262	—	12/1/2024	3.47%
Aldridge at Town Village B-Note	10/21/2021	3,664	—	11/1/2024	3.46%
Vineyards	9/26/2014	—	32,703	—	—	—
Variable Rate
Summit Crossing II	6/30/2020	20,700	20,700	7/1/2030	L + 278	7/31/2022
Chestnut Farm	9/17/2021	51,800	—	6/17/2022	L + 150	6/17/2022

Total multifamily communities		$1,625,745	$1,392,735

Grocery-anchored shopping centers:
Fixed Rate
The Market at Salem Cove	10/6/2014	$8,696	$8,889	11/1/2024	4.21%	—
Independence Square	8/27/2015	10,902	11,184	9/1/2022	3.93%	—
Summit Point	10/30/2015	10,728	11,118	11/1/2022	3.57%	—
The Overlook at Hamilton Place	12/22/2015	18,648	19,088	1/1/2026	4.19%	—
Wade Green Village	4/7/2016	7,315	7,488	5/1/2026	4.00%	—
East Gate Shopping Center	4/29/2016	4,952	5,118	5/1/2026	3.97%	—
Fury's Ferry	4/29/2016	5,720	5,912	5/1/2026	3.97%	—
Rosewood Shopping Center	4/29/2016	3,842	3,971	5/1/2026	3.97%	—
Southgate Village	4/29/2016	6,830	7,059	5/1/2026	3.97%	—
The Market at Victory Village	5/16/2016	8,582	8,751	9/11/2024	4.40%	—
Lakeland Plaza	7/15/2016	25,771	26,632	8/1/2026	3.85%	—
University Palms	8/8/2016	11,626	12,030	9/1/2026	3.45%	—
Sandy Plains Exchange	8/8/2016	8,121	8,404	9/1/2026	3.45%	—
Thompson Bridge Commons	8/8/2016	10,857	11,234	9/1/2026	3.45%	—
Heritage Station	8/8/2016	8,036	8,315	9/1/2026	3.45%	—
Oak Park Village	8/8/2016	8,292	8,580	9/1/2026	3.45%	—
Shoppes of Parkland	8/8/2016	15,111	15,414	9/1/2023	4.67%	—
Castleberry-Southard	4/21/2017	10,500	10,734	5/1/2027	3.99%	—
Rockbridge Village	6/6/2017	13,011	13,310	7/5/2027	3.73%	—
Irmo Station	7/26/2017	9,467	9,758	8/1/2030	3.94%	—

Table continued from previous page		Principal balance as of				Interest only through date (1)
	Acquisition/ refinancing date	December 31, 2021	December 31, 2020	Maturity date	Interest rate
		(in thousands)
Maynard Crossing	8/25/2017	16,439	16,953	9/1/2032	3.74%	—
Woodmont Village	9/8/2017	7,862	8,096	10/1/2027	4.13%	—
West Town Market	9/22/2017	8,008	8,260	10/1/2025	3.65%	—
Crossroads Market	12/5/2017	17,111	17,622	1/1/2030	3.95%	—
Anderson Central	3/16/2018	10,940	11,246	4/1/2028	4.32%	—
Greensboro Village	5/22/2018	7,820	8,040	6/1/2028	4.20%	—
Governors Towne Square	5/22/2018	10,404	10,696	6/1/2028	4.20%	—
Conway Plaza	6/29/2018	9,193	9,375	7/5/2028	4.29%	—
Brawley Commons	7/6/2018	17,056	17,519	8/1/2028	4.36%	—
Hollymead Town Center	12/21/2018	25,491	26,139	1/1/2029	4.64%	—
Gayton Crossing	1/17/2019	16,855	17,276	2/1/2029	4.71%	—
Royal Lakes Marketplace	4/12/2019	9,108	9,345	5/1/2029	4.29%	—
Cherokee Plaza	4/12/2019	23,660	24,277	5/1/2027	4.28%	—
Free State Shopping Center	5/28/2019	44,673	45,549	6/1/2029	3.99%	—
Polo Grounds Mall	6/12/2019	12,735	12,986	7/1/2034	3.93%	—
Disston Plaza	6/12/2019	17,238	17,578	7/1/2034	3.93%	—
Powder Springs	8/13/2019	7,540	7,749	9/1/2029	3.65%	(2)
Deltona Landings	8/16/2019	5,986	6,141	9/1/2029	4.18%	—
Barclay Crossing	8/16/2019	5,933	6,086	9/1/2029	4.18%	—
Parkway Centre	8/16/2019	4,312	4,423	9/1/2029	4.18%	—
Parkway Town Centre	9/17/2019	7,657	7,866	10/1/2031	3.72%	—
Spring Hill Plaza	9/17/2019	7,751	7,962	10/1/2031	3.72%	—
Berry Town Center	11/14/2019	11,554	11,794	12/1/2034	3.49%	—
Hanover Shopping Center	12/19/2019	30,402	31,217	12/19/2026	3.62%	—
Wakefield Crossing	1/29/2020	7,525	7,728	2/1/2032	3.66%	—
Midway Market	4/15/2021	9,991	—	5/1/2031	3.06%	—
Woodstock Crossing	11/2/2021	5,300	2,818	12/1/2026	2.89%	—
Fairview Market	12/8/2021	7,100	—	12/15/2028	2.87%	12/15/2022
Champions Village	10/18/2016	—	27,400	—	—	—
Variable Rate
Fairfield Shopping Center	8/16/2019	19,750	19,750	8/16/2026	L + 205	8/16/2022

Total grocery-anchored shopping centers (3)		$592,401	$614,880

Table continued from previous page		Principal balance as of				Interest only through date (1)
	Acquisition/ refinancing date	December 31, 2021	December 31, 2020	Maturity date	Interest rate
		(in thousands)
Office buildings:
Three Ravinia	12/30/2016	$115,500	$115,500	1/1/2042	4.46%	1/31/2022
Westridge at La Cantera	11/13/2017	49,006	50,449	12/10/2028	4.10%	—
Brookwood Center	8/29/2016	—	29,925	—	—	—
Galleria 75	11/4/2016	—	5,131	—	—	—
Armour Yards	1/29/2018	—	39,425	—	—	—
150 Fayetteville	7/31/2018	—	113,768	—	—	—
Capitol Towers	12/20/2018	—	122,720	—	—	—
CAPTRUST Tower	7/25/2019	—	82,650	—	—	—
Morrocroft Centre	3/19/2020	—	70,000	—	—	—
251 Armour Yards	1/22/2020	—	3,522	—	—	—

Total office buildings		$164,506	$633,090
Grand total		2,382,652	2,640,705
Less: deferred loan costs		(35,400)	(42,233)
Less: below market debt adjustment		(3,888)	(4,008)
Mortgage notes, net		$2,343,364	$2,594,464

Footnotes to Mortgage Notes Table

(1) Following the indicated interest only period (where applicable), monthly payments of accrued interest and principal are based on a 25 to 35-year amortization period through the maturity date.
(2) The mortgage has interest-only payment terms for the periods of June 1, 2023 through May 1, 2024 and from June 1, 2028 through May 1, 2029.
(3) Excludes mortgage debt on the Neapolitan Way grocery-anchored shopping center, which is held in an unconsolidated joint venture.

Off-Balance Sheet Arrangements

    As of December 31, 2021, we had 975,523 outstanding Warrants from our sales of Series A Preferred Stock Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2021, a total of 531,522 Warrants had been exercised into 10,630,440 shares of Common stock. The 975,523 Warrants outstanding at December 31, 2021 have exercise prices that range between $19.50 and $21.70 per share. If all the Warrants outstanding at December 31, 2021 became exercisable and were exercised, gross proceeds to us would be approximately $384.4 million and we would as a result issue an additional 19,510,460 shares of Common Stock.

Contractual Obligations

    Please see note 11 to our Consolidated Financial Statements for details regarding our contractual obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of December 31, 2021, we had variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap

Summit Crossing II	$20,700		2.47%	5.25%
Total capped floating-rate debt	20,700	0.87%

Fairfield Shopping Center	19,750		—	—
Chestnut Farm (1)	51,800		—	—
Total uncapped floating-rate debt	71,550	3.00%

Total floating-rate debt	$92,250	3.87%

(1) On February 15, 2022, we refinanced our Chestnut Farm multifamily community with permanent mortgage financing in the amount of approximately $52.3 million, that bears interest at a rate of 3.25% and matures on March 1, 2032.

    Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of December 31, 2021; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

    If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at December 31, 2021, would increase by approximately $0.7 million or decrease by approximately $0.1 million on an annualized basis.

Item 8.    Financial Statements and Supplementary Data

The following documents are located in Part IV, Item 15 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

Schedule III- Real Estate Investments and Accumulated Depreciation as of December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020 and 2019

Schedule IV- Mortgage Loans on Real Estate as of December 31, 2021

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item  9A.    Controls and Procedures

Management's Report on Internal Control over Financial Reporting

    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
    Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2021.
    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.
Evaluation of disclosure controls and procedures.

    Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2021, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

    As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item  9B.    Other Information

    None.

Item  9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

    None.

PART III

Item  10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated into this Annual Report on Form 10-K by reference to our 2022 Proxy Statement, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended December 31, 2021.

Item  11.    Executive Compensation

Information required by this item is incorporated into this Annual Report on Form 10-K by reference to our 2022 Proxy Statement, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended December 31, 2021.

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated into this Annual Report on Form 10-K by reference to our 2022 Proxy Statement, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended December 31, 2021.

Item  13.    Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated into this Annual Report on Form 10-K by reference to our 2022 Proxy Statement, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended December 31, 2021.

Item  14.    Principal Accounting Fees and Services

Information required by this item is incorporated into this Annual Report on Form 10-K by reference to our 2022 Proxy Statement, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended December 31, 2021.

PART IV

Item    15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
(1) Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB number 238)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
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
Schedule IV – Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Preferred Apartment Communities, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Preferred Apartment Communities, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Expected Credit Loss on Real Estate Loan Investments

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s allowance for expected credit loss is recognized based on total expected future credit losses for its real estate loan investments. The Company’s allowance for expected credit loss was $8.1 million on total real estate loan investments, net of $196.4 million as of December 31, 2021. The allowance for expected credit loss on real estate loan investments is established based on the protection afforded to the Company for each loan in which the Company is the lender, which is estimated by management to be the excess of the future estimated fair market value of the developed property over the total of (i) the developer’s related obligations, (ii) other loans senior to the Company's, (iii) the expected future balance of accrued interest and (iv) any other obligations related to the project’s funding. As disclosed by management, arriving at the future estimated fair market value of the developed property requires management to make significant assumptions and judgments concerning each project, especially regarding estimates of future market capitalization rates and property net operating income projections. The excess is expressed as a percentage of the developed property’s future estimated fair market value, defined as a loss reserve ratio, which is then pooled into ranges of loss percentages derived from company-specific loss experience. The product of the loss reserve ratio and the expected fully funded balance is the initial total expected credit loss reserve, which is reevaluated over the life of the loan based on the achievement of certain construction and lease-up milestones as the project approaches completion and the loan approaches maturity. Loss reserves may also be further refined based on subjective qualitative factors.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2022

We have served as the Company’s auditor since 2010.

Preferred Apartment Communities, Inc.
Consolidated Balance Sheets

(In thousands, except per-share par values)	December 31, 2021	December 31, 2020
Assets
Real estate
Land	$551,378	$605,282
Building and improvements	2,671,535	3,034,727
Tenant improvements	119,331	184,288
Furniture, fixtures, and equipment	359,743	306,725
Construction in progress	5,151	12,269
Gross real estate	3,707,138	4,143,291
Less: accumulated depreciation	(578,496)	(509,547)
Net real estate	3,128,642	3,633,744
Real estate loan investments, net of deferred fee income and allowance for expected credit loss of $9,850 and $10,261	196,420	279,895
Total real estate and real estate loan investments, net	3,325,062	3,913,639

Cash and cash equivalents	30,205	28,657
Restricted cash	32,675	47,059
Note receivable and revolving line of credit (including $9,011 and $9,011 from related party)	9,011	10,874
Accrued interest receivable on real estate loans	17,038	22,528
Acquired intangible assets, net of amortization of $166,214 and $169,718	59,622	127,138
Tenant lease inducements, net of amortization of $7,113 and $5,350	16,420	18,206
Investment in unconsolidated joint venture	5,992	6,657
Tenant receivables and other assets	67,343	106,321

Total assets	$3,563,368	$4,281,079

Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $39,288 and $46,241	$2,343,364	$2,594,464
Revolving line of credit	—	22,000
Deferred revenue	35,523	36,733
Accounts payable and accrued expenses	36,517	41,912
Deferred liability to Former Manager	24,037	23,335
Contingent liability due to Former Manager	14,631	14,814
Accrued interest payable	7,086	7,877
Dividends and partnership distributions payable	19,912	20,137
Acquired below market lease intangibles, net of amortization of $36,314 and $34,006	34,585	51,934
Prepaid rent, security deposits, and other liabilities	25,679	29,425
Total liabilities	2,541,334	2,842,631

Commitments and contingencies (Note 11)

Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 shares
issued; 1,321 and 1,735 shares outstanding at December 31, 2021 and December 31, 2020, respectively	13	17
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 247 and 149 shares
issued; 246 and 149 shares outstanding at December 31, 2021 and December 31, 2020, respectively	2	1
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
84 and 89 shares outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 43 and 19 shares
issued; 41 and 19 shares outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 52,975 and 49,994 shares issued and
outstanding at December 31, 2021 and December 31, 2020, respectively	530	500
Additional paid-in capital	1,195,775	1,631,646
Accumulated (deficit) earnings	(172,000)	(192,446)
Total stockholders' equity	1,024,321	1,439,719
Non-controlling interest	(2,287)	(1,271)
Total equity	1,022,034	1,438,448

Total liabilities and equity	$3,563,368	$4,281,079
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Operations

(In thousands, except per-share figures)	Year ended December 31,
	2021	2020	2019
Revenues:
Rental and other property revenues	$404,581	$445,815	$406,916
Interest income on loans and notes receivable	43,819	46,610	49,542
Interest income from related parties	1,644	4,235	11,946
Miscellaneous revenues	1,098	4,525	2,023
Total revenues	451,142	501,185	470,427

Operating expenses:
Property operating and maintenance	61,517	69,992	59,906
Property salary and benefits (including reimbursements of $0, $1,430 and $18,054 to related party)	19,451	22,377	20,693
Property management costs (including $0, $894 and $10,307 to related party)	3,463	4,989	13,981
Real estate taxes and insurance	60,727	63,820	58,018
General and administrative	29,144	28,534	4,525
Equity compensation to directors and executives	3,289	1,644	1,223
Depreciation and amortization	169,193	201,677	185,065
Asset management and general and administrative expense fees to related party	—	3,099	33,516
Allowance for expected credit losses	874	6,103	2,038
Management Internalization expense	970	180,116	2,988
Total operating expenses	348,628	582,351	381,953

Waived asset management and general and administrative expense fees	—	(1,136)	(11,764)

Net operating expenses	348,628	581,215	370,189

Operating income (loss) before gains on sales of real estate and loss from unconsolidated joint venture	102,514	(80,030)	100,238
Loss from unconsolidated joint ventures	(665)	(314)	—
Gains on sale of real estate, net	21,109	23,456	—
Gains on sales of mortgage-backed securities, net	—	—	1,567
Operating income (loss)	122,958	(56,888)	101,805
Interest expense	102,414	118,558	111,964
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	—	1,831
Loss on extinguishments of debt	—	(6,674)	(84)
Gain (loss) on sale of real estate loan investment and land, net	(12)	517	954

Net (loss) income	20,532	(181,603)	(7,458)
Net loss (income) attributable to non-controlling interests	(86)	3,815	214

Net (loss) income attributable to the Company	20,446	(177,788)	(7,244)

Dividends declared to preferred stockholders	(153,418)	(160,908)	(113,772)
Dividends to holders of unvested restricted stock	(514)	(205)	(17)

Net loss attributable to common stockholders	$(133,486)	$(338,901)	$(121,033)

Net loss per share of Common Stock available to common stockholders, basic and diluted	$(2.59)	$(6.95)	$(2.73)

Weighted average number of shares of Common Stock outstanding, basic and diluted	51,499	48,743	44,265
The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2021, 2020 and 2019

(In thousands)	Redeemable Preferred Stock	Common Stock	Additional-Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2021	$19	$500	$1,631,646	$(192,446)	$1,439,719	$(1,271)	$1,438,448
Issuance of Preferred Stock	1	—	122,107	—	122,108	—	122,108
Redemptions of Preferred Stock	(4)	—	(380,067)	—	(380,071)	—	(380,071)
At-the-market issuance of Common Stock	—	27	28,558	—	28,585	—	28,585
Syndication and offering costs	—	—	(17,602)	—	(17,602)	—	(17,602)
Equity compensation to executives and directors	—	—	3,167	—	3,167	—	3,167
Vesting of restricted stock	—	1	(1)	—	—	—	—
Conversion of Class A Units to Common Stock	—	2	1,666	—	1,668	(1,668)	—
Net income	—	—	—	20,446	20,446	86	20,532
Reallocation of non-controlling interest to Class A Unitholders	—	—	(3,138)	—	(3,138)	3,138	—
Distributions to non-controlling interests	—	—	—	—	—	(2,215)	(2,215)
Distributions to Class A Unitholders	—	—	—	—	—	(357)	(357)
Dividends to preferred stockholders (see note 7)	—	—	(153,418)	—	(153,418)	—	(153,418)
Dividends to common stockholders (see note 7)	—	—	(37,143)	—	(37,143)	—	(37,143)
Balance at December 31, 2021	$16	$530	$1,195,775	$(172,000)	$1,024,321	$(2,287)	$1,022,034

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity, continued
For the years ended December 31, 2021, 2020 and 2019

(In thousands)	Redeemable Preferred Stock	Common Stock	Additional-Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2020	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116
Cumulative adjustment to reflect the adoption of ASU 2016-13	—	—	—	(7,414)	(7,414)	—	(7,414)
Issuance of Preferred Stock	3	—	227,627	—	227,630	—	227,630
Redemptions of Preferred Stock	(5)	28	(314,290)	—	(314,267)	—	(314,267)
At-the-market issuance of Common Stock	—	6	4,608	—	4,614	—	4,614
Exercises of warrants	—	—	8	—	8	—	8
Syndication and offering costs	—	—	(25,935)	—	(25,935)	—	(25,935)
Equity compensation to executives and directors	—	—	1,397	—	1,397	—	1,397
Conversion of Class A Units to Common Stock	—	2	2,236	—	2,238	(2,238)	—
Current period amortization of Class B Units	—	—	—	—	—	247	247
Net loss	—	—	—	(177,788)	(177,788)	(3,815)	(181,603)
Contributions from non-controlling interests	—	—	—	—	—	186	186
Reallocation of non-controlling interest to Class A Unitholders	—	—	(2,286)	—	(2,286)	2,286	—
Distributions to non-controlling interests	—	—	—	—	—	(161)	(161)
Distributions to Class A Unitholders	—	—	—	—	—	(594)	(594)
Dividends to preferred stockholders (see note 7)	—	—	(160,908)	—	(160,908)	—	(160,908)
Dividends to common stockholders (see note 7)	—	—	(38,868)	—	(38,868)	—	(38,868)
Balance at December 31, 2020	$19	$500	$1,631,646	$(192,446)	$1,439,719	$(1,271)	$1,438,448

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2021, 2020 and 2019

(In thousands)	Redeemable Preferred Stock	Common Stock	Additional-Paid in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at January 1, 2019	$16	$418	$1,607,712	$—	$1,608,146	$1,239	$1,609,385
Issuance of Preferred Stock	6	—	548,632	—	548,638	—	548,638
Redemptions of Preferred Stock	(1)	36	(12,140)	—	(12,105)	—	(12,105)
Exercise of warrants	—	9	11,486	—	11,495	—	11,495
Syndication and offering costs	—	—	(60,165)	—	(60,165)	—	(60,165)
Equity compensation to executives and directors	—	—	632	—	632	—	632
Conversion of Class A Units to Common Stock	—	1	676	—	677	(677)	—
Current period amortization of Class B Units	—	—	—	—	—	591	591
Net loss	—	—	—	(7,244)	(7,244)	(214)	(7,458)
Contributions from non-controlling interests	—	—	—	—	—	4,538	4,538
Reallocation of non-controlling interest to Class A Unitholders	—	—	1,751	—	1,751	(1,751)	—
Distributions to Class A Unitholders	—	—	—	—	—	(908)	(908)
Dividends to preferred stockholders (see note 7)	—	—	(113,772)	—	(113,772)	—	(113,772)
Dividends to common stockholders (see note 7)	—	—	(46,755)	—	(46,755)	—	(46,755)
Balance at December 31, 2019	$21	$464	$1,938,057	$(7,244)	$1,931,298	$2,818	$1,934,116

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows

(In thousands)	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$20,532	$(181,603)	$(7,458)
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	169,193	201,677	185,065
Amortization of above and below market leases	(5,706)	(8,021)	(5,765)
Amortization of deferred revenues and other non-cash revenues	(5,660)	(5,059)	(6,274)
Amortization of purchase option termination fee	(9,712)	(6,536)	(9,111)
Amortization of equity compensation, lease incentives, and other non-cash expenses	5,914	4,267	3,220
Deferred loan cost amortization	6,461	6,855	6,450
Non-cash accrued interest income on real estate loan investments	(9,769)	(12,372)	(13,828)
Receipt of accrued interest income on real estate loan investments	15,258	14,391	8,063
Gains on the sales of real estate, net	(21,109)	(23,456)	—
Gains on the sales of land and other, net	12	(517)	(2,521)
Loss from unconsolidated joint ventures	665	314	—
Cash received for purchase option terminations	12,489	7,000	3,591
Loss on extinguishment of debt	—	6,674	84
Non-cash settlement of related party line of credit from Internalization	—	20,864	—
Non-cash payment of interest on related party line of credit	—	—	(637)
Mortgage interest received from consolidated VIEs	—	—	18,750
Mortgage interest paid to other participants of consolidated VIEs	—	—	(18,750)
Increase in allowance for expected credit losses	672	6,103	2,038
Changes in operating assets and liabilities:
(Increase) in tenant receivables and other assets	(5,432)	(24,819)	(21,209)
Increase in accounts payable and accrued expenses	3,208	7,084	1,518
Increase in deferred liability to Former Manager	—	22,851	—
Increase in contingent liability	—	15,000	—
(Increase) decrease in accrued interest, prepaid rents and other liabilities	5,026	(2,805)	2,405
Net cash provided by operating activities	182,042	47,892	145,631

Investing activities:
Investments in real estate loans, net of origination fees received	(66,562)	(58,519)	(97,636)
Repayments of real estate loans	140,094	115,726	54,384
Notes receivable repaid (issued)	1,863	15,249	(2,602)
Related party notes and line of credit repaid (issued)	—	(5,078)	(5,219)
Proceeds from sale of real estate loan investment, net of transaction costs	12,706	3,898	747
Mortgage principal received via consolidated VIE	—	—	6,570
Purchases of mortgage backed securities, net of acquisition costs	—	—	(30,841)
Sales of mortgage backed securities, net of transaction costs	—	—	79,558
Acquisition of properties	(335,252)	(322,027)	(619,236)
Disposition of properties and proceeds from land sales, net	354,241	516,264	643
Investment into property development	(2,742)	(50)	(100)
Capital improvements to real estate assets	(30,313)	(52,809)	(48,071)
Proceeds from sale of interest in a joint venture	—	19,221	—
Return of capital from investment in unconsolidated joint venture	—	12,250	—
Receipt of insurance proceeds for capital improvements	—	—	746
Net cash provided by (used in) investing activities	74,035	244,125	(661,057)

Financing activities:
Proceeds from mortgage notes	309,839	469,184	405,430
Repayment of mortgage notes	(113,083)	(438,308)	(176,903)
Payments for deposits and other mortgage loan costs	(5,859)	(12,140)	(8,705)
Payments for debt prepayment and other debt extinguishment costs	—	(5,733)	—
Payments to real estate loan participants	—	—	(5,223)

The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Consolidated Statements of Cash Flows - continued

(In thousands)	Years Ended December 31,
	2021	2020	2019
Proceeds from Revolving Line of Credit	293,000	442,000	265,200
Payments on Revolving Line of Credit	(315,000)	(420,000)	(322,200)
Proceeds from (repayment of) Term Notes	—	(70,000)	70,000
Mortgage principal paid to other participants of consolidated VIEs	—	—	(6,570)
Proceeds from repurchase agreements	—	—	4,857
Repayments of repurchase agreements	—	—	(4,857)
Proceeds from the sales of Preferred Stock, net of offering costs	110,991	206,381	501,076
Proceeds from sale of Common Stock and warrants	28,154	4,546	11,659
Payments for redemptions of Preferred Stock	(379,997)	(314,154)	(12,124)
Common Stock dividends paid	(36,282)	(42,100)	(45,439)
Preferred Stock dividends and Class A Unit distributions paid	(154,904)	(161,746)	(111,738)
Payments for deferred offering costs	(3,557)	(11,509)	(4,013)
Distributions to non-controlling interests	(2,215)	(161)	—
Contributions from non-controlling interests	—	186	4,539

Net cash (used) provided by financing activities	(268,913)	(353,554)	564,989

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,836)	(61,537)	49,563
Cash, cash equivalents and restricted cash, beginning of year	75,716	137,253	87,690
Cash, cash equivalents and restricted cash, end of period	$62,880	$75,716	$137,253

Supplemental cash flow information:
Cash paid for interest	$96,118	$111,076	$103,298

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$4,766	$5,189	$4,816
Writeoff of fully depreciated or amortized assets and liabilities	3,643	2,724	261
Writeoff of fully amortized deferred loan costs	4,068	2,828	1,919
Consolidation of assets of VIEs	—	—	270,669
Consolidation of liabilities of VIEs	—	—	270,670
Deconsolidation of assets of VIEs	—	—	578,707
Deconsolidation of liabilities of VIEs	—	—	578,707
Dividends payable - Common Stock	9,785	8,924	12,156
Dividends payable - Preferred Stock	10,127	11,213	11,363
Accrued and payable deferred offering costs	—	98	3,836
Reclass of offering costs from deferred asset to equity	6,107	4,671	12,551
Loan receivables converted to equity for property acquisition	—	—	47,797
Fair value issuances of equity compensation	6,686	6,461	719
Mortgage loans assumed on acquisitions	—	—	41,550
Noncash repayment of mortgages through refinancings	78,181	86,669	65,607
Operating lease liabilities assumed from Former Manager	—	15,912	—
Noncash extinguishment of notes receivable	—	20,865	—
Noncash contribution of property into an unconsolidated joint venture	—	38,443	—
Mortgages assumed by purchaser of property	454,808	—	—

    The accompanying notes are an integral part of these consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

1. Organization and Basis of Presentation

Preferred Apartment Communities, Inc., or the Company, (NYSE: APTS) is a real estate investment trust ("REIT") engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery anchored shopping centers and Class A office buildings. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of December 31, 2021, the Company owned or was invested in 109 properties in 13 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until January 31, 2020 (see Note 6).

As of December 31, 2021, the Company had 52,974,760 shares of common stock, par value $0.01 per share, or Common Stock, issued and outstanding and was the approximate 99.1% owner of the Preferred Apartment Communities Operating Partnership, L.P., the Company's operating partnership, at that date. The number of partnership units not owned by the Company totaled 467,662 at December 31, 2021 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controls the Operating Partnership through its sole general partner interest and conducts substantially all of its business through the Operating Partnership until January 31, 2020. Beginning February 1, 2020, the Company conducts substantially all of its business through PAC Operations, LLC, or Carveout, a wholly-owned subsidiary of the Operating Partnership. Carveout has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2020. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owned and conducted the business of our portfolio of off-campus student housing communities until the sale of all our student housing communities on November 3, 2020. Each of these entities are or were indirect wholly-owned subsidiaries of the Operating Partnership.

See Note 16 for details surrounding the pending acquisition of the Company by Blackstone Real Estate Income Trust, Inc.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Reclassification Adjustments

The Company recorded certain reclassification adjustments on its Condensed Consolidated Statement of Operations for the years ended December 31, 2020 and 2019, to conform prior period presentation to the current presentation reflective of the internalized structure as shown in the table below. None of these reclassification adjustments were due to error or misstatement.

	For the twelve-month period ended December 31, 2019
(in thousands)	As reported in Annual Report on Form 10-K at December 31, 2019	Reclassification adjustments	As reported in Annual Report on Form 10-K at December 31, 2021

Rental revenues	$395,121	$11,795	$406,916
Other property revenues	$11,795	$(11,795)	$—

Operating expenses:
Property operating and maintenance	$52,911	$6,995	$59,906
Real estate taxes	$50,298	$(50,298)	$—
Real estate taxes and insurance	$—	$58,018	$58,018
General and administrative	$8,541	$(4,016)	$4,525
Insurance, professional fees and other expenses	$13,687	$(13,687)	$—
Management internalization expense	$—	$2,988	$2,988

	For the twelve-month period ended December 31, 2020
(in thousands)	As reported in Annual Report on Form 10-K at December 31, 2020	Reclassification adjustments	As reported in Annual Report on Form 10-K at December 31, 2021

Miscellaneous Revenues	$5,537	$(1,012)	$4,525

Operating expenses:
Property operating and maintenance	$69,255	$737	$69,992
Real estate taxes and insurance	$63,294	$526	$63,820
General and administrative	$30,809	$(2,275)	$28,534

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

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
December 31, 2021

Grocery-anchored shopping centers and office properties
The values of above-market and below-market leases are developed by comparing the Company's estimate of the average market rents and expense reimbursements to the average contract rent at the property acquisition date. The amount by which contract rent and expense reimbursements exceed estimated market rent are summed for each individual lease and discounted for a singular aggregate above-market lease intangible asset for the property. The amount by which estimated market rent exceeds contract rent and expense reimbursements are summed for each individual lease and discounted for a singular aggregate below-market lease intangible liability. The above-market or below-market lease values are recorded as a reduction or increase, respectively, to rental revenue over the remaining noncancellable term of the respective leases, plus any below-market probable renewal options.
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
December 31, 2021

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
See the Revenue Recognition section of this Note for other loan-related policy disclosures.
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
December 31, 2021

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
December 31, 2021

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

Grocery-anchored shopping centers and office properties
Our retail leases have original lease terms which generally range from three to seven years for spaces under 5,000 square feet and from ten to twenty years for spaces over 10,000 square feet. Anchor leases generally contain renewal options for one or more additional periods whereas in-line tenant leases may or may not have renewal options. With the exception of anchor leases, the leases generally contain contractual increases in base rent rates over the lease term and the base rent rates for renewal periods are generally based upon the rental rate for the primary term, which may be adjusted for inflation or market conditions. Anchor leases generally do not contain annual contractual increases in base rent rates over the lease term and the renewal periods. Our leases generally provide for the payment of fixed monthly rentals and may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level (“percentage rent”). Our leases also generally include tenant reimbursements for common area expenses, insurance, and real estate taxes. Utilities are generally paid by tenants either directly through separate meters or through payment of tenant reimbursements. The foregoing general description of the characteristics of the leases in our centers is not intended to describe all leases and material variations in lease terms may exist.

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
December 31, 2021

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

Lessee accounting

The Company has evaluated its leases for which it is the lessee to determine the value of any right of use assets and related lease liabilities. The Company has one ground lease related to our grocery-anchored shopping center assets. Ground leases generally have extended terms (e.g. over twenty years with multiple renewal options) and generally have base rent with CPI-based increases. The Company evaluated its renewal option periods in quantifying its asset and liability related to the ground lease. In determining the value of its right of use asset and lease liability, the Company used discount rates comparable to recent loan rates obtained on comparative properties within its portfolio. The Company’s right of use asset and related lease liability in accordance with ASC 842-20-30 related to this ground lease are recorded within the Tenant Receivables and Other assets and the Security deposits and other liabilities line items of the balance sheet, respectively. The Company is also the lessee of its coporate office space, which contains rent increases over the remaining weighted average life of approximately 4.0 years. The Company is also the lessee of furniture and equipment leases such as office equipment, which generally are three to five years with minimal rent increases.

Capitalization and Depreciation

The Company capitalizes tenant improvements, replacements of furniture, fixtures and equipment, as well as carpet, appliances, air conditioning units, certain common area items and other assets. Significant repair and renovation costs that improve the usefulness or extend the useful life of the properties are also capitalized. These assets are then depreciated on a straight-line basis over their estimated useful lives, as follows:

• Buildings: 30 - 50 years
• Furniture, fixtures & equipment: 3 - 10 years
• Improvements to buildings and land: 5 - 20 years
• Tenant improvements: shorter of economic life or lease term

Operating expenses related to unit turnover costs, such as carpet cleaning and minor repairs are expensed as incurred.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

Income Taxes

The Company has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction and excluding net capital gain, which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes 90% of the Company's annual REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material adverse affect on the Company's net income and net cash available for distribution to stockholders. The Company intends to operate in such a manner as to maintain its qualification as a REIT.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
(unaudited)	December 31, 2021		December 31, 2020
Residential properties:
Properties (1)	41	(1, 2)	37
Units	12,052		11,143
New Market Properties:
Properties	54	( 2, 3)	54
Gross leasable area (square feet) (3)	6,210,778		6,208,278
Preferred Office Properties: (4)
Properties	2		9
Rentable square feet	1,072,000		3,169,000
Land	1		2
Rentable square feet	—		35,000

(1) The acquired second phases of certain communities are managed in combination with the initial phases, and so together are considered a single property.
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

(4) Eight of our office properties and the real estate loan investment supporting the 8West office building were sold during the third and fourth quarters 2021.

Impacts of COVID-19 Pandemic

The COVID-19 pandemic that spread throughout the country during 2020 and 2021 impacted earnings for commercial real estate to some degree but has not had a profound widespread negative effect on the valuations of real estate assets. The Company is continuing to monitor the spread and impact of the variants of COVID-19 as well as vaccination rates in its markets. The Company does not consider this event to be a triggering event for purposes of impairment, since overall occupancy rates for the Company’s real estate assets have not materially declined and the Company has continued to collect substantially all rent due. Thus, there is no evidence of declining valuations or a triggering event.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

Residential properties acquired

During the years ended December 31, 2021 and 2020, the Company completed the acquisition of the following multifamily communities:

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

			1,293

The aggregate purchase prices of the multifamily acquisitions were approximately $336.1 million and $276.9 million for the acquisitions completed during the years ended December 31, 2021 and 2020 respectively, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

The Company allocated the purchase prices and capitalized acquisition costs to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocations were based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

	Multifamily Communities acquired during the years ended December 31,
(In thousands, except amortization period data)	2021	2020

Land	$27,639	$28,074
Buildings and improvements	250,833	194,434
Furniture, fixtures and equipment	51,628	50,170
Lease intangibles	6,989	8,635
Prepaids & other assets	372	354
Accrued taxes	(1,464)	(437)
Security deposits, prepaid rents, and other liabilities	(831)	(742)

Net assets acquired	$335,166	$280,488

Cash paid	$89,335	$144,016
Mortgage debt, net	245,831	136,472

Total consideration	$335,166	$280,488

Year ended December 31, 2021:
Revenue	$8,847	$25,162
Net income (loss)	$(5,387)	$(7,656)

Year ended December 31, 2020:
Revenue	$—	$9,328
Net income (loss)	$—	$(6,244)

Capitalized acquisition costs incurred by The Company	$1,018	$4,370

Remaining amortization period of intangible assets and liabilities (months)	7.1	0

Multifamily communities sold

On July 19, 2021, the Company closed on the sale of its 369-unit multifamily community in Houston, Texas, or Vineyards, to an unrelated third party for a sales price of approximately $62.0 million, exclusive of closing costs and resulting in a gain of approximately $20.0 million, net of disposition costs that is included in the line entitled Gain on sale of real estate, net on the Company's Consolidated Statements of Operations for the year ended December 31, 2021. Vineyards contributed approximately $0.3 million of net loss to the consolidated operating results of the Company for the year ended December 31, 2021.

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
December 31, 2021

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

New Market Properties assets acquired

The Company acquired no grocery-anchored shopping centers during 2021. During the year ended December 31, 2020, the Company completed the acquisition of the following grocery-anchored shopping centers:

Acquisition date	Property	Location	Gross leasable area (square feet)

1/29/2020	Wakefield Crossing	Raleigh, North Carolina	75,927
3/19/2020	Midway Market	Dallas, Texas	85,599

			161,526

The aggregate purchase price of the New Market Properties acquisitions for the year ended December 31, 2020 was approximately $27.7 million, exclusive of acquired escrows, security deposits, prepaid assets, capitalized acquisition costs and other miscellaneous assets and assumed liabilities. The Company allocated the purchase prices to the acquired assets and liabilities based upon their fair values and was based upon the Company's best estimates of the fair values of the acquired assets and liabilities. The Company did not acquire any grocery-anchored shopping centers during 2021.

Preferred Office Properties assets sold

During the year ended December 31, 2021, the Company completed the disposition of the following office buildings:

Date	Property	Location
7/29/2021	Galleria 75	Atlanta, Georgia
7/29/2021	150 Fayetteville	Raleigh, North Carolina
7/29/2021	Capitol Towers	Charlotte, North Carolina
7/29/2021	CAPTRUST Tower	Raleigh, North Carolina
7/29/2021	Morrocroft Centre	Charlotte, North Carolina
9/8/2021	Armour Yards Portfolio	Atlanta, Georgia
11/12/2021	Brookwood Center	Birmingham, Alabama

The aggregate sales price of the disposed office properties was approximately $767.0 million and resulted in a gain on sale of approximately $0.4 million, net of disposition costs and is included in the line entitled Gain on sale of real estate, net on the

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

Company's Consolidated Statements of Operations for the year ended December 31, 2021. The disposal group was a component of the Company's Preferred Office Properties segment and contributed approximately $3,000,000.0 million of net income to the consolidated operating results of the Company for the year ended December 31, 2021. The carrying amounts of the significant assets and liabilities of the disposed properties at the dates of sale were:

(In thousands)	Preferred Office Properties' assets sold during the year ended December 31, 2021
Real estate assets:
Land	$75,829
Building and improvements	665,169
Furniture, fixtures and equipment	87
Lease intangibles	69,098
Accumulated depreciation	(82,124)

Total assets, net	$728,059

Liabilities:
Mortgage notes payable	$465,886

The Company had no sales of Preferred Office Properties' assets during the year ended December 31, 2020.

The Company recorded aggregate amortization and depreciation expense of:

	Years ended December 31,
(In thousands)	2021	2020	2019
Depreciation:
Buildings and improvements	$99,115	$113,402	$99,137
Furniture, fixtures, and equipment	40,836	50,474	50,747
	$139,951	$163,876	$149,884
Amortization:
Acquired intangible assets	$27,439	36,030	$34,057
Deferred leasing costs	1,635	1,576	933
Website development costs	168	195	191
Total depreciation and amortization	$169,193	$201,677	$185,065

At December 31, 2021, the Company had recorded acquired gross intangible assets of $225.8 million, accumulated amortization of $166.2 million, gross intangible liabilities of $70.9 million and accumulated amortization of $36.3 million. Net intangible assets and liabilities as of December 31, 2021 will be amortized over the weighted average remaining amortization periods of approximately 6.4 and 8.1 years, respectively.

Included in the Company's aggregate restricted cash of approximately $32.7 million at December 31, 2021 was approximately $10.8 million that was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded approximately $9.7 million, $6.5 million and $9.1 million of interest revenue from the amortization of these purchase option terminations for the years ended December 31, 2021, 2020 and 2019, respectively.
Equity Method Investments
On December 8, 2021, the Company entered into an equity commitment of $2.0 million to partially finance the development and construction of a grocery-anchored shopping center to be located in the Charleston, South Carolina MSA. The Company will earn a fixed return of 12% per annum over an anticipated investment life of between 24 and 36 months from the development project and the Company will have a five year right of first offer to purchase the interests of the other investors in the project.

On July 15, 2020, the Company contributed its Neapolitan Way grocery-anchored shopping center that was previously wholly-owned and consolidated into a joint venture in exchange for approximately $19.2 million and 50% interest in the joint venture. The Company realized a gain on the transaction of approximately $3.3 million and now holds its remaining interest in the property via an unconsolidated joint venture and retain a 50% voting and financial interest. The following tables summarize the balance sheet and statements of operations data for the Neapolitan Way shopping center subsequent to its contribution into the joint venture as of and for the periods presented:

	December 31,
(In thousands)	2021	2020
Total assets	$36,687	$39,109
Total liabilities	$24,703	$25,795

	For the year ended December 31,
	2021	2020
Rental and other property revenues	$3,370	$1,423
Total operating expenses	$3,776	$1,721
Interest expense	$924	$330
Net income (loss)	$(1,330)	$(628)
Net income (loss) attributable to the Company	$(665)	$(314)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

4. Real Estate Loans, Notes Receivable, and Lines of Credit

Our portfolio of fixed rate, interest-only real estate loans, all of which supported multifamily community developments consisted of:

	December 31, 2021	December 31, 2020
Number of loans	11	20
Number of underlying properties in development	10	14
(In thousands)
Drawn amount	$206,270	$290,156
Deferred loan origination fees	(1,755)	(1,194)
Allowances for expected credit losses	(8,095)	(9,067)
Carrying value	$196,420	$279,895

Unfunded loan commitments	$61,952	$44,403
Weighted average current interest, per annum (paid monthly)	8.58%	8.50%
Weighted average accrued interest, per annum	3.53%	3.91%

(In thousands)	Principal balance	Deferred loan origination fees	Allowances and CECL Reserves	Carrying value
Balances as of December 31, 2020	$290,156	$(1,194)	$(9,067)	$279,895
Loan fundings	68,943	—	—	68,943
Loan repayments	(140,094)	—	—	(140,094)
Loans and accrued interest settled through sale	(12,735)	—	202	(12,533)
Loan origination fees collected	—	(2,381)	—	(2,381)
Amortization of loan origination fees	—	1,820	—	1,820
Reserve increases due to loan originations	—	—	(1,471)	(1,471)
Net changes in reserves on existing loans or loans repaid	—	—	2,241	2,241
Balances as of December 31, 2021	$206,270	$(1,755)	$(8,095)	$196,420

Effective June 30, 2019, the Company amended and sold its senior construction loan on the 8West office development to a third party and collected a gross fee of $1.55 million from the buyer. On July 29, 2021, we sold our 8West real estate loan investment along with seven of our office properties for total consideration of $725 million.

The Company originated the following real estate loan investments during the year ended December 31, 2021, all of which are supporting multifamily community projects:

Project/Property	Location	Maturity date	Optional extension date	Total loan commitments (in thousands)	Current / deferred interest % per annum

Hudson at Metro West	Orlando, FL	9/1/2024	3/1/2026	$16,791	8.5 / 4.5
Populus at Pooler	Savannah, GA	5/27/2025	5/27/2026	15,907	8.5 / 4.25
Populus at Pooler Capital	Savannah, GA	5/27/2025	5/27/2026	1,169	8.5 / 4.25
Oxford Club Drive	Atlanta, GA	2/11/2025	2/11/2027	23,150	8.5 / 4.5
Menlo II	Jacksonville, FL	4/14/2025	4/14/2027	16,610	8.5 / 3.5
Beaver Ruin	Atlanta, GA	5/3/2025	11/3/2026	9,133	8.5 / 4.5
One Nexton	Charleston, SC	12/16/2022	n/a	6,265	11.0 / -

				$89,025

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

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

The Company established total expected credit losses against its existing portfolio of real estate loan investments on January 1, 2020. In doing so, it recorded a cumulative effect reduction adjustment to retained earnings of approximately $7.4 million. For the year ended December 31, 2021, the Company recorded an aggregate net decrease in its provision for expected credit losses of approximately $1.0 million, primarily related to the repayment or sale of multiple loans, partially offset by the origination of seven new loans. The Company's total allowance for expected credit losses for the years ended December 31, 2021 and December 31, 2020 were as follows:

	For the year ended December 31,
(In thousands)	2021	2020
Allowances recorded for interest receivable:
Haven Campus Communities, LLC line of credit	$1,644	$1,649
Starkville real estate loan	—	652
Net increases (decreases) in current expected loss reserves on existing loans	(770)	3,802

Total allowance for expected credit losses	$874	$6,103

The COVID-19 pandemic has, and will continue to have, impacts upon the development activity underlying our real estate loan investments, including the availability of labor, the supply and availability of construction materials and the ability to achieve leased stabilization. The Company's Berryessa real estate loan investment carried a 4.0% final reserve ratio at December 31, 2021. The project experienced a temporary construction delay due to effects of the COVID-19 pandemic but has received its final certificates of occupancy in 2020 and was 93% leased at December 31, 2021. The Company assesses its real estate loan investment portfolio for impacts from COVID-19 at each quarter end.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

The following table presents the Company's aggregation of loan amounts (including unpaid interest) by final reserve ratio as of December 31, 2021:

Final reserve ratio	Number of loans	Total receivables by project, net of reserves (in thousands)
< 1.00%	1	$10,951
1.00% - 1.99%	9	60,209
2.00% - 2.99%	—	—
3.00% - 3.99%	1	144,248
4.00% - 4.99%	—	—
5.00% +	—	—

	11	$215,408

At December 31, 2021, the Company's portfolio of notes and lines of credit receivable consisted of:

Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				December 31, 2021	December 31, 2020
			(in thousands)
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2018	$11,660	$9,011	$9,011	8%
Oxford Capital Partners, LLC (3,4)	10/5/2015	3/15/2022	1,250	—	1,256	10%
Oxford Capital Partners II, LLC (3,4)	3/30/2021	3/15/2022	5,300	—	—	10%
Mulberry Development Group, LLC (5)	3/31/2016	6/30/2022	500	—	607	12%
Unamortized loan fees				—	—

			$18,710	$9,011	$10,874

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

(4) The overall decrease in the Oxford line of credit balance is a function of an approximate $5.0 million paydown on July 31, 2020, that was required as part of the line of credit agreement whenever there is a defined Capital Transaction, generally triggered by the sale of a development property.

(5) The amounts payable under the terms of these revolving credit lines are collateralized by a personal guaranty of repayment by the principals of the borrower.

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through December 31, 2021 was approximately $2.9 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

In January 2019, the Company filed a lawsuit to collect the amounts owed under the line of credit it provided to Haven Campus Communities, LLC. In September 2019, Haven Campus Communities, LLC answered the lawsuit and filed counterclaims against the Company and its affiliates. At this time, the case is in discovery, so the Company is unable to make any estimates on timing or amounts that may be collected by the Company on its Haven Campus Communities, LLC line of credit.

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

The Company recorded interest income and other revenue from these instruments as follows:

Interest income (in thousands)	Years ended December 31,
	2021	2020	2019
Real estate loans:
Current interest	$23,248	$29,557	$34,906
Additional accrued interest	9,769	12,372	13,829
Loan origination fee amortization	1,819	1,214	1,545
Purchase option termination fee amortization	9,712	6,536	9,111
Default interest	913	1,126	1,315

Total real estate loan revenue	45,461	50,805	60,706
Bank and money market accounts	2	40	687
Agency mortgage-backed securities	—	—	95

Interest income on loans and notes receivable	$45,463	$50,845	$61,488

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
The Company has no decision making authority or power to direct activity, except normal lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of December 31, 2021 of approximately $206.3 million. The maximum aggregate amount of loans to be funded as of December 31, 2021 was approximately $268.2 million, which includes approximately $62.0 million of loan committed amounts not yet funded.
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
December 31, 2021

majority of the expected residual profit is expected to be due the developer and (ii) the majority of "loan versus investment" tests indicate that the instrument is a loan.
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Beaver Ruin, Solis Cumming Town Center, and Oxford Club Drive real estate loan investments, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount and outstanding accrued interest for these loans as of December 31, 2021 totaled approximately $24.6 million (with a total commitment amount of approximately $53.0 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Vintage Horizon West, Hudson at Metro West, and Menlo II real estate loan investments, all of which are partially supporting various real estate projects in Florida. The drawn amount and outstanding accrued interest for these loans as of December 31, 2021 totaled approximately $29.5 million (with a total commitment amount of approximately $44.3 million). The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

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
December 31, 2021

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

At December 31, 2021, the Company's active equity offerings consisted of:

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

Cumulative gross proceeds and offering costs for our equity offerings that were active during 2021 consisted of:

			Deferred Offering Costs
(in thousands) Offering	Total offering	Gross proceeds as of December 31, 2021	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
Series A1/M1 Offering	$1,000,000	$290,523	$6,358	$1,631	$7,989	$26,997	$34,986
2019 ATM Offering	125,000	33,199	531	777	1,308	521	1,829

Total	$1,125,000	$323,722	$6,889	$2,408	$9,297	$27,518	$36,815

(1) These offering costs specifically identifiable to Unit offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

On November 24, 2020, the Company called 208,786 shares of its Series A Redeemable Preferred Stock and redeemed the shares for cash at the stated value of $1,000 per share. For the year ended December 31, 2021, the Company called a total of 320,746 shares of Series A Redeemable Preferred Stock for a total redemption cost of $320.7 million. See note 7.

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
December 31, 2021

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

2019 ATM Offering

During the year ended December 31, 2021, the Company issued and sold 2,658,889 shares of Common Stock under the 2019 ATM Offering, generating gross proceeds of approximately $28.6 million and, after deducting commissions and other costs, net proceeds of approximately $28.2 million.

6. Related Party Transactions
On January 31, 2020, the Company internalized the functions performed by the Former Manager and Former Sub-Manager by acquiring the entities that owned the Former Manager and the Former Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months, due upon the earlier of (i) if, for the immediately preceding fiscal year beginning on January 1, funds from operations ("FFO") of the Company per weighted average basic share of the Company’s common stock and Class A Unit (as defined in the limited partnership agreement of PAC OP) outstanding for such fiscal year is determined to be greater than or equal to $1.55, (ii) on the thirty-six (36) month anniversary of the closing of the Internalization or (iii) a change of control of the Company. Pursuant to the Stock Purchase Agreement, the sellers sold all of the outstanding shares of capital stock of NELL Partners, Inc. ("NELL") and NMA Holdings, Inc. ("NMA") to PAC Operations, LLC ("PAC Sub") in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15 million for certain specified matters (the "Specified Matters Holdback Amount"). The Specified Matters Holdback Amount is payable to the NELL sellers less certain losses following final resolution of any such specified matters.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

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

The Company's Haven Campus Communities LLC line of credit is supported in part by a guaranty of repayment and performance by John A. Williams, Jr., the son of the late John A. Williams, the Company's former Chief Executive Officer and Chairman of the Board. Because the terms of this loan was negotiated and agreed upon while John A. Williams was the Chief Executive Officer of the Company, this instrument will continue to be reported as a related party transaction until the loan is repaid, including interest receivable of approximately $4.1 million that is included in the tenant receivables and other assets line of the consolidated balance sheet.

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
December 31, 2021

The Management Agreement entitled the Former Manager to receive compensation for various services it performed related to acquiring assets and managing properties on the Company's behalf:

(In thousands)		Years ended December 31,
Type of Compensation	Basis of Compensation	2021	2020	2019

Acquisition fees	1.0% of the gross purchase price of real estate assets	$—	$235	$7,203
Loan origination fees	1.0% of the maximum commitment of any real estate loan, note or line of credit receivable	—	—	783
Loan coordination fees	0.6% of any assumed, new or supplemental debt incurred in connection with an acquired property	—	47	2,939
Asset management fees	Monthly fee equal to one-twelfth of 0.50% of the total book value of assets, as adjusted	—	1,349	15,596
Property management fees	Monthly fee up to 4% of the monthly gross revenues of the properties managed	—	890	10,274
General and administrative expense fees	Monthly fee equal to 2% of the monthly gross revenues of the Company	—	616	6,177
Construction management fees	Quarterly fee for property renovation and takeover projects	—	14	264
Disposition fees	1% of the sale price of a real estate asset	—	—	282
Contingent asset management fees / general and administrative fees	Recognized upon disposition of the property when exceeding the 7% IRR hurdle	—	—	11

		$—	$3,151	$43,529

The Former Manager waived some of the asset management, property management, or general and administrative fees for properties owned by the Company. A cumulative total of approximately $25.6 million of combined asset management and general and administrative fees related to acquired properties had been waived by the Former Manager; at the date of the Internalization, all of the remaining contingent fees of $24.1 million were eliminated in conjunction with the Company's Internalization transaction.

In addition to property management fees, the Company incurred the following reimbursable on-site personnel salary and related benefits expenses at the properties, which are listed on the Consolidated Statements of Operations:

(In thousands)	Years ended December 31,
	2021	2020	2019
	$—	$1,430	$18,054

The Former Manager utilized its own and its affiliates' personnel to accomplish certain tasks related to raising capital that would typically be performed by third parties, including, but not limited to, legal and marketing functions. As permitted under the Management Agreement, the Former Manager was reimbursed $0, $40,451 and $512,324 for the years ended December 31, 2021, 2020 and 2019, respectively and Preferred Capital Securities, LLC, or PCS, was reimbursed $0, $0 and $1,367,798 for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are recorded as deferred offering costs until such time as additional closings occur on the Series A1/M1 Preferred Stock Offering, $1.5 Billion Unit Offering, mShares Offering or the 2019 Shelf Offering, at which time they are reclassified on a pro-rata basis as a reduction of offering proceeds within

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

stockholders’ equity. In conjunction with the winding down of the $1.5 Billion Unit Offering, the Company has engaged PCS to perform certain termination-related services. These services began in October 2019 and continued through April 2020. The Company paid an additional $3.1 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively for these services, which were recorded as deferred offering costs.

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

On November 20, 2018, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through December 31, 2021 was approximately $2.9 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

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

The Company declared quarterly cash dividends on its Common Stock that totaled $0.7000, $0.7875 and $1.0475, per share for the years ended December 31, 2021, 2020, and 2019, respectively. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At December 31, 2021, the Company had 467,662 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
(In thousands)	For the years ended December 31,
	2021	2020	2019

Series A Preferred Stock	$132,843	$149,943	$108,950
mShares	5,757	6,408	4,807
Series A1 Preferred Stock	12,978	4,069	15
Series M1 Preferred Stock	1,826	488	—
PAC Operations REIT Preferred Stock	14	—	—
Common and Restricted Stock	37,143	38,868	46,755
Class A OP Units	357	593	908

Total	$190,918	$200,369	$161,435

In conjunction with the call of 208,786 shares of its Series A Redeemable Preferred Stock during the year ended December 31, 2020 and 320,746 shares during the year ended December 31, 2021, the Company recorded deemed dividends to these shareholders of approximately $20.9 million and $32.1 million, respectively, that is included in the dividends declared to preferred stockholders line on the Consolidated Statements of Operations.

8. Equity Compensation

    Stock Incentive Plan

On May 2, 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, to incentivize, compensate and retain eligible officers, employees, consultants, and non-employee directors. The 2019 Plan increased the aggregate number of shares of Common Stock authorized for issuance under the 2011 Plan from 2,617,500 to 3,617,500. The 2019 Plan does not have a stated expiration date. In 2021, the Company's board of directors adopted, and the Company's stockholders approved, an amendment to the 2019 Plan to increase the number of shares that can be awarded by 1,900,000 shares.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

Equity compensation expense by award type for the Company was:

	Years ended December 31,			Unamortized expense as of December 31, 2021
(In thousands)	2021	2020	2019

Class B Unit awards to employees:
2016	$—	$—	$2	$—
2017	—	3	312	—
2018	—	244	277	—
Restricted stock grants to Board members:
2018	—	—	120	—
2019	—	140	281	—
2020	177	355	—	—
2021	284	—	—	234
Restricted stock grants for employees:
2020	939	522	—	2,241
2021	510	—	—	2,067
Performance-based restricted stock units:
2020	499	230	—	991
2021	729	—	—	2,233
Restricted stock units to employees:
2017	—	—	69	—
2018	(2)	35	74	—
2019	60	57	88	—
2020	41	58	—	48
2021	52	—	—	145

Total	$3,289	$1,644	$1,223	$7,959

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
December 31, 2021

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

The Company's own stock price history over the 2.80 year and 2.91 year periods trailing the grant dates was utilized as the expected volatility assumption for the 2021 and 2020 awards, respectively.

The risk-free rate assumptions were obtained from the grant date yields on zero coupon U.S. Treasury STRIPS that have a term equal to the length of the remaining Performance Period and were calculated as the interpolated rate between the two-year and three-year yield percentages.

A total of 12,639 and 18,491 PSUs from the 2021 and 2020 grants, respectively, were forfeited during the year ended December 31, 2021.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

Restricted Stock Grants

The following annual grants of restricted stock were made to members of the Company's independent directors, as payment of the annual retainer fees. The restricted stock grants for service years 2018 and 2019 vested on a pro-rata basis over the four consecutive 90-day periods following the date of grant. The restricted stock grants for service years 2020 and 2021 are scheduled to vest on the earlier of our next annual meeting of stockholders or the one-year anniversary of the date of grant.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2018	24,810	$14.51	$360
2019	26,446	$15.88	$420
2020	66,114	$8.05	$532
2021	46,782	$10.26	$480

On June 17, 2020, the Company granted Restricted Stock to certain of its executives and employees. The fair value per share of $8.05 was based upon the closing price of the Company's Common Stock on the business day preceding the grant date. A total of 137,741 shares representing a fair value of approximately $1.1 million will vest on the four year anniversary of the grant date and 344,356 shares representing a fair value of approximately $2.8 million will vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date. A total of 22,210 shares of unvested restricted stock have been forfeited from the 2020 grant.

On March 15, 2021, the Company granted restricted stock to certain of its executives and employees. The fair value per share of $10.69 was based upon the closing price of the Company's Common Stock on the grant date. A total of 261,226 shares representing a fair value of approximately $2.8 million are scheduled to vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date. A total of 20,112 shares of unvested restricted stock have been forfeited from the 2021 grant.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

Class B OP Units

As of December 31, 2021, cumulative activity of grants of Class B Units of the Operating Partnership, or Class B OP units, was:

Grant date	1/2/2018

Units granted	256,087
Units forfeited:
John A. Williams (1)	(38,284)
Voluntary forfeiture by senior executives (2)	(128,258)
Other	(31,079)

Total forfeitures	(197,621)

Units earned and converted into Class A Units	—

Class B Units outstanding at December 31, 2021	58,466

(1) Pro rata modification of award on April 16, 2018, the date of Mr. Williams' passing.
(2) Additional Class B OP units granted to senior executives other than Mr. Williams were voluntarily forfeited at the end of 2018.

The underlying valuation assumptions and results for the 2018 Class B OP Unit awards were:

Grant date	1/2/2018
Stock price	$20.19
Dividend yield	4.95%
Expected volatility	25.70%
Risk-free interest rate	2.71%

Number of Units granted:
One year vesting period	171,988
Three year vesting period	84,099
256,087

Calculated fair value per Unit	$16.66

Total fair value of Units	$4,266,409

Target market threshold increase	$5,660,580

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

    Restricted Stock Units

The Company has granted restricted stock units, or RSUs, to certain employees of affiliates of the Company, as shown in the following table:

Grant date	3/15/2021	1/2/2020	1/2/2019	1/2/2018
Service period	2021-2024	2020-2022	2019-2021	2018-2020

RSU activity:
Granted	20,600	21,400	27,760	20,720
Forfeited	(2,200)	(5,900)	(8,861)	(8,274)

RSUs outstanding at December 31, 2021	18,400	15,500	18,899	12,446

RSUs unearned but vested	—	5,188	12,683	12,446
RSUs unearned and not yet vested	18,400	10,312	6,216	—

RSUs outstanding at December 31, 2021	18,400	15,500	18,899	12,446

Fair value per RSU	$10.69	$9.47	$10.77	$16.66
Total fair value of RSU grant	$220,214	$202,658	$298,975	$345,195

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

9. Indebtedness

    Mortgage Notes Payable

Financing of real estate assets

During the years ended December 31, 2021 and 2020, the Company partially financed existing and newly acquired real estate assets with mortgage debt as shown in the following table:

Date	Property	Initial principal amount (in thousands)	Fixed/Variable rate	Rate	Maturity date
2021:
4/15/2021	Midway Market	$10,150	Fixed	3.06%	5/1/2031
6/30/2021	The Ellison	47,991	Variable	L + 150	3/31/2022
7/8/2021	Alleia at Presidio	35,700	Fixed	2.50%	8/1/2026
9/14/2021	The Anson	56,440	Fixed	2.69%	10/1/2031
9/16/2021	The Kingson	53,900	Fixed	2.35%	10/1/2026
9/17/2021	Chestnut Farm	51,800	Variable	L + 150	6/17/2022
9/24/2021	Citi Lakes B-Note	10,420	Fixed	3.85%	8/1/2029
10/21/2021	Aldridge at Town Village B-Note	3,670	Fixed	3.46%	11/1/2024
10/21/2021	Retreat at Greystone B-Note	7,274	Fixed	3.47%	12/1/2024
11/2/2021	Woodstock Crossing	5,300	Fixed	2.89%	12/1/2026
12/8/2021	Fairview Market	7,100	Fixed	2.87%	12/15/2028

		$289,745

2020:
1/22/2020	251 Armour Yards	$3,522	Fixed	4.50%	1/22/2025
1/29/2020	Wakefield Crossing	7,891	Fixed	3.66%	2/1/2032
3/19/2020	Morrocroft Centre	70,000	Fixed	3.40%	4/10/2033
4/23/2020	Horizon at Wiregrass	52,000	Fixed	2.90%	5/1/2030
4/30/2020	Parkside at the Beach	45,037	Fixed	2.95%	5/1/2030
11/2/2020	The Blake	44,435	Fixed	2.82%	5/1/2030
12/15/2020	The Menlo	47,000	Fixed	2.68%	1/1/2031

		$269,885

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for the years ended December 31, 2021 and 2020:

Date	Property	Previous balance (in millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing or prepayment costs expensed (in thousands)	New balance (in millions)	New interest rate	Total deferred loan costs subsequent to refinancing (in thousands)
2021:
2/28/2021	Village at Baldwin Park	$69.4	3.59%	$6	$69.4	3.27%	$923
7/19/2021	Vineyards	32.3	3.68%	1	—	—	—
7/29/2021	Galleria 75	5.0	4.25%	166	—	—	—
7/29/2021	150 Fayetteville	112.6	4.27%	—	—	—	—
7/29/2021	Capitol Towers	121.5	4.60%	—	—	—	—
7/29/2021	CAPTRUST	82.7	3.61%	—	—	—	—
7/29/2021	Morrocroft Centre	70.0	3.40%	—	—	—	—
8/18/2021	The Ellison	48.0	L + 150	96	48.0	2.52%	400
8/30/2021	Woodstock Crossing	2.8	4.71%	—	—	—	—
9/8/2021	Armour Yards	38.9	4.10%	424	—	—	—
9/8/2021	251 Armour Yards	6.1	4.50%	—	—	—	—
9/24/2021	Sorrel	30.2	3.44%	232	47.7	2.54%	1,787
11/1/2021	Champions Village	27.4	L + 300	—	—	—	—
11/12/2021	Brookwood Center	29.2	4.71%	—	—	—	—

		$676.1		$925	$165.1		$3,110

2020:
1/3/2020	Ursa	$31.4	L + 300	$—	$—	—	$—
6/25/2020	CityPark View	19.8	3.27%	1,314	29.0	2.75%	314
6/29/2020	Aster at Lely Resort	30.7	3.84%	293	50.4	2.95%	2,777
6/29/2020	Avenues at Northpointe	26.0	3.16%	166	33.5	2.79%	1,247
6/30/2020	Avenues at Cypress	20.5	3.43%	1,607	28.4	2.96%	336
6/30/2020	Venue at Lakewood Ranch	27.8	3.55%	2,457	36.6	2.99%	384
6/30/2020	Crosstown Walk	29.9	3.90%	248	46.5	2.92%	2,841
6/30/2020	Summit Crossing II	13.1	4.49%	779	20.7	L + 278	136
7/10/2020	Citrus Village	28.5	3.65%	704	40.9	2.95%	522
7/31/2020	Village at Baldwin Park	70.1	4.16%	16	70.1	3.59%	864
11/3/2020	SoL	35.2	4.71%	—	—	—	—
11/3/2020	Stadium Village	44.5	3.80%	—	—	—	—
11/3/2020	Knightshade	47.1	4.09%	—	—	—	—
11/3/2020	North by Northwest	30.5	4.02%	2,168	—	—	—
11/3/2020	The Tradition	30.0	L + 375	300	—	—	—
11/3/2020	The Bloc	29.0	L + 355	73	—	—	—
11/12/2020	Avenues at Creekside	38.1	L + 160	381	—	—	—

		$552.2		$10,506	$356.1		$9,421

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

The following table summarizes our mortgage notes payable at December 31, 2021:

Fixed rate mortgage debt:	Principal balances due (in thousands)	Weighted-average interest rate	Weighted average remaining life (years)
Residential properties	$1,553,245	3.39%	8.1
New Market Properties	572,651	3.96%	6.4
Preferred Office Properties	164,506	4.35%	16.1

Total fixed rate mortgage debt	$2,290,402	3.60%	8.3

Variable rate mortgage debt:
Residential properties	$72,500	1.98%	2.8
New Market Properties	19,750	2.16%	4.6

Total variable rate mortgage debt	$92,250	2.02%	3.2

Total mortgage debt:
Residential properties	$1,625,745	3.32%	7.9
New Market Properties	592,401	3.90%	6.3
Preferred Office Properties	164,506	4.35%	16.1

Total principal amount	2,382,652	3.54%	8.1
Deferred loan costs	(35,400)
Mark to market loan adjustment	(3,888)
Mortgage notes payable, net	$2,343,364

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

As of December 31, 2021, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.7 years. Our mortgage notes have maturity dates between June 17, 2022 and June 1, 2054.

    Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as-needed basis. On March 23, 2018, the maximum borrowing capacity on the Revolving Line of Credit was increased to $200 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On December 12, 2018, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to December 12, 2021, with an option to extend the maturity date to December 12, 2022, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.50% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.62% for the year ended December 31, 2021. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.25% or 0.30% per annum, depending upon the Company’s outstanding Credit Facility balance.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

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
As of December 31, 2021, the Company was in compliance with all covenants related to the Revolving Line of Credit, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.3 billion	(2)	$1.7 billion	(2)
Debt yield	Minimum 8.75%	(3)	9.8%
Payout ratio	Maximum 100%	(4)	90.6%
Total leverage ratio	Maximum 65%		58.0%
Debt service coverage ratio	Minimum 1.50x	(5)	2.10x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) The minimum net worth covenant decreased to a minimum of $1.3 billion on July 29, 2021 with the office properties closing.
(3) The minimum debt yield covenant increases to a minimum of 9.0% on May 5, 2023.
(4) Calculated on a trailing four-quarter basis. For the period ended December 31, 2021, the maximum dividends and distributions allowed under this covenant was approximately $175.9 million.
(5) Minimum of 1.50x if AFFO payout ratio is less than or equal to 95% and 1.70x if greater than 95%.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At December 31, 2021, unamortized loan fees and closing costs for the Credit Facility were approximately $1.8 million, which will be amortized over a remaining loan life of approximately 2.4 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

    Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Years ended December 31,
(In thousands)	2021	2020	2019

Residential properties	$55,346	$60,676	$62,455
New Market Properties	25,654	26,379	24,566
Preferred Office Properties	18,987	26,939	22,869
Interest paid to real estate loan participants	—	—	110

Total	99,987	113,994	110,000

Credit Facility and Acquisition Facility	2,427	4,564	1,964
Interest Expense	$102,414	$118,558	$111,964
    Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of December 31, 2021 were:

Period	Future principal payments (in thousands)
2022	$116,739
2023	81,850
2024	300,323
2025	56,875
2026	337,740
Thereafter	1,489,125

Total	$2,382,652

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 90% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and is determined without regard for the deduction for dividends paid and excluding net capital gains) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of December 31, 2021 and December 31, 2020.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

The income tax characterization of the Company's dividend distributions were as follows:

	2021	2020	2019
Preferred Stock:
Ordinary income	11.9%	16.9%	44.7%
Return of capital	85.1%	78.8%	53.1%
Capital gains	3.0%	4.3%	2.2%

Common Stock:
Ordinary income	—%	—%	—%
Return of capital	100.0%	100.0%	100.0%
Capital gains	—%	—%	—%

11. Commitments and Contingencies

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease as amended, which began on October 9, 2014. As of December 31, 2021, the amount of rent due from the Company was $11.7 million over the remaining term of the lease.
At December 31, 2021 the Company had unfunded commitments on its real estate loan portfolio of approximately $62.0 million.

At December 31, 2021, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $19.1 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation.

12. Operating Leases

Company as Lessor

For the years ended December 31, 2021, 2020 and 2019, the Company recognized rental property revenues of $394.0 million, $435.4 million and $395.1 million respectively, of which $42.7 million, $42.0 million and $40.1 million, respectively, represented variable rental revenue. The Company's future minimum rental revenues were:

For the year ending December 31:	Future Minimum Rents as of December 31, 2021
(In thousands)	New Market Properties	Preferred Office Properties	Total

2022	$74,105	$21,273	$95,378
2023	66,206	21,544	87,750
2024	55,384	25,931	81,315
2025	43,289	26,210	69,499
2026	31,593	26,190	57,783
Thereafter	91,229	120,499	211,728
Total	$361,806	$241,647	$603,453

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

The Company is also, as of January 31, 2020 following the Internalization, the lessee of office space for its property support center which expires in May 2026, and of furniture and office equipment, which leases generally are three to five years in duration with minimal rent increases. The Company subleases a portion of its leased office space to third parties; office rental expense is included net of the revenue from these subleases in the general and administrative expense line on the consolidated statements of operations. Revenue from subleased office space was approximately $0.9 million and $1.0 million for the twelve-month periods ended December 31, 2021 and 2020, respectively.

The Company recorded lease expense as follows:

(Dollars in thousands)	For the year ended December 31, 2021		Weighted average remaining lease term (years)	Weighted average discount rate
	Lease expense	Cash paid

Office space	$2,913	$2,930	4.0	3.0%
Ground leases	23	15	43.0	4.5%
Office equipment	125	125	2.7	3.0%

Total	$3,061	$3,070

The Company's tenants often have the option to extend the lease within a specified amount of time, typically for an additional term of between five and ten years, at a specified rate increase. In addition, some leases have a termination right, under which the tenant will have a specified amount of time to notify the lessor of their intention to terminate a space. Terminations often include a specified dollar amount or a percentage of the rent remaining in the lease.

Future minimum rent expense for office space, ground lease and office equipment were:

For the year ending December 31:	Future Minimum Rents as of December 31, 2021
(In thousands)	Office space	Ground lease	Office equipment	Total

2022	$2,855	$15	$58	$2,928
2023	2,497	15	39	2,551
2024	3,139	15	19	3,173
2025	2,808	17	12	2,837
2026	355	17	—	372
Thereafter	—	921	—	921
Total	$11,654	$1,000	$128	$12,782

The Company’s grocery-anchored shopping centers are geographically concentrated within the Sunbelt and Mid-Atlantic region of the United States. The Company’s retail tenant base primarily consists of national and regional supermarkets, consumer services, healthcare providers, and restaurants. Our grocery anchor tenants comprise approximately 44.0% of our gross leasable area. Our credit risk, therefore, is concentrated in the retail/grocery real estate sector. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, with the exception of our grocer anchor tenants, who generally are not required to provide security deposits. Exposure to credit risk is limited to the extent that tenant receivables exceed security deposits. Security deposits related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets.
As of December 31, 2021, the Company’s approximately 1.1 million square foot office portfolio was 95% leased to a predominantly investment grade credit (or investment grade equivalent) tenant roster. For non-credit tenants, our leases typically require a security deposit or letter of credit, which limits worst case collection exposure to amounts in excess of those protections. Additionally, some credit tenant leases will include credit enhancement provisions that require a security deposit or letter of credit in the event of a rating downgrade. We conduct thorough credit analyses not only for leasing activities within our existing portfolio but also for major tenants in properties we are considering acquiring.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

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

(In thousands)	December 31, 2021	December 31, 2020

Assets:
Multifamily Communities	$1,958,592	$1,745,020
Financing	226,734	321,026
New Market Properties	1,032,658	1,072,090
Preferred Office Properties	327,548	1,121,992
Other	17,836	20,951
Consolidated assets	$3,563,368	$4,281,079
Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years ended December 31,
(In thousands)	2021	2020	2019

Capitalized expenditures:
Residential properties	$14,296	$14,311	$14,511
New Market Properties	8,286	9,494	8,913
Preferred Office Properties	5,072	25,621	19,761
Total	$27,654	$49,426	$43,185

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

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

Total revenues by reportable segment of the Company were:

	Years ended December 31,
(In thousands)	2021	2020	2019
Revenues

Rental and other property revenues:
Residential properties	$217,013	$234,038	$220,872
New Market Properties	108,102	107,525	96,389
Preferred Office Properties (1)	80,447	108,826	93,416
Total rental and other property revenues	405,562	450,389	410,677

Financing revenues	45,496	50,723	59,750
Miscellaneous revenues	84	73	—
Consolidated revenues	$451,142	$501,185	470,427

(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from tenants in our Three Ravinia and Westridge office buildings. The remaining unamortized balance of approximately $32.2 million is included in the deferred revenues line on the consolidated balance sheets at December 31, 2021. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $3.8 million, $3.8 million and $3.8 million for the years ended December 31, 2021, 2020, and 2019 respectively.

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

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

Segment NOI for each reportable segment for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years ended December 31,
(In thousands)	2021	2020	2019
Segment net operating income (Segment NOI)

Residential Properties	$127,273	$132,858	$122,753
New Market Properties	75,326	77,091	68,815
Preferred Office Properties	57,822	79,296	66,510
Financing	45,479	50,689	59,750
Miscellaneous revenues	84	73	—

Consolidated segment net operating income	305,984	340,007	317,828

Interest expense:
Residential Properties	55,346	60,676	62,455
New Market Properties	25,654	26,379	24,566
Preferred Office Properties	18,987	26,939	22,869
Financing	2,427	4,564	2,074
Depreciation and amortization:
Residential Properties	89,355	101,823	99,384
New Market Properties	45,753	51,813	44,786
Preferred Office Properties	33,864	47,829	40,888
Corporate entities	221	212	7
Management fees, net of forfeitures	—	1,963	21,752
Management Internalization	970	180,116	2,987
Allowance for expected credit losses	874	6,103	2,038
Equity compensation to directors and executives	3,289	1,644	1,223
Gain (loss) on sale of real estate loan investment and land	12	(517)	(954)
Gains on sales of real estate and mortgage-backed securities, net	(21,109)	(23,456)	(1,567)
Gain on non-cash net assets of consolidated VIEs	—	—	(1,831)
Loss from unconsolidated joint venture	665	314	—
Loss on extinguishment of debt	—	6,674	84
General and administrative	29,144	28,534	4,525

Net income (loss)	$20,532	$(181,603)	$(7,458)

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Years ended December 31,
(In thousands, except per-share figures)	2021	2020	2019
Numerator:
Operating income (loss) before gains on sales of real estate and unconsolidated joint venture	$102,514	$(80,030)	$100,238
Loss from unconsolidated joint ventures	(665)	(314)	—
Gains on sales of real estate and mortgage-backed securities, net	21,109	23,456	1,567

Operating (loss) income	122,958	(56,888)	101,805
Interest expense	102,414	118,558	111,964
Change in fair value of net assets of consolidated VIEs from mortgage-backed pools	—	—	1,831
Loss on extinguishments of debt	—	(6,674)	(84)
Gain (loss) on sale of real estate loan investment and land, net	(12)	517	954

Net (loss) income	20,532	(181,603)	(7,458)
Net loss (income) attributable to non-controlling interests (A)	(86)	3,815	214

Net (loss) income attributable to The Company	20,446	(177,788)	(7,244)

Dividends declared to preferred stockholders (B)	(153,418)	(160,908)	(113,772)
Dividends to holders of unvested restricted stock (C)	(514)	(205)	(17)

Net loss attributable to common stockholders	$(133,486)	$(338,901)	$(121,033)

Denominator:
Weighted average number of shares of Common Stock - basic	51,499	48,743	44,265

Effect of dilutive securities: (D)	—	—	—

Weighted average number of shares of Common Stock - basic and diluted	51,499	48,743	44,265

Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(2.59)	$(6.95)	$(2.73)

(A) The Company's outstanding Class A Units of the Operating Partnership (468, 649 and 856 Units at December 31, 2021, 2020 and 2019, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,321, 1,735 and 2,028 outstanding shares of Series A Preferred Stock at December 31, 2021, 2020 and 2019, respectively and 246, 149 and 5 outstanding shares of Series A1 Preferred Stock at December 31, 2021, 2020 and 2019, respectively. The Company's shares of Series M preferred stock, or mShares, accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 84, 89 and 103 mShares outstanding at December 31, 2021, 2020 and 2019, respectively. The Company's shares of Series M1 preferred stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 41, 19 and 0 shares of Series M1 preferred stock outstanding at December 31, 2021, 2020 and 2019, respectively.

(C) The Company's outstanding unvested restricted share awards (664, 548 and 13 shares of Common Stock at December 31, 2021, 2020 and 2019, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 19,510 shares of Common Stock; (ii) 58 Class B Units; (iii) 664 shares of unvested restricted common stock; (iv) 65 outstanding Restricted Stock Units; and 449 performance-based restricted stock units are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

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

	As of December 31, 2021
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$213,458	$219,923	$—	$—	$219,923
Notes receivable and line of credit receivable	9,011	9,011	—	—	9,011
	$222,469	$228,934	$—	$—	$228,934
Financial Liabilities:
Mortgage notes payable	$2,382,652	2,414,774	$—	$—	$2,414,774
Revolving credit facility	—	—	—	—	—
	$2,382,652	$2,414,774	$—	$—	$2,414,774

	As of December 31, 2020
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$302,423	$315,074	$—	$—	$315,074
Notes receivable and line of credit receivable	10,874	10,874	—	—	10,874
	$313,297	$325,948	$—	$—	$325,948
Financial Liabilities:
Mortgage notes payable	$2,640,705	$2,666,471	$—	$—	$2,666,471
Revolving line of credit	22,000	22,000	—	—	22,000
	$2,662,705	$2,688,471	$—	$—	$2,688,471

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due the Company at the maturity date

Preferred Apartment Communities, Inc.
Notes to Consolidated Financial Statements - (continued)
December 31, 2021

of the loan, based on the outstanding loan balances at December 31, 2021, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

16. Subsequent Events

Between January 1, 2022 and February 10, 2022, the Company issued 3,167 shares of Series M1 Preferred Stock and collected net proceeds of approximately $3.1 million after commissions and fees. During the same period, the Company redeemed 9,453 shares of Series A Preferred Stock, 204 mShares, 212 shares of Series A1 Preferred Stock, and 267 shares of Series M1 Preferred Stock.

On February 10, 2022, we amended our real estate loan investment supporting The Platform, a 551-unit multifamily community located in San Jose, California. The maturity date of the instrument was extended to August 13, 2022 and a second extension option of December 31, 2022 was added. The all-in interest rate was reduced to 9.5% per annum beginning on the original maturity date of February 13, 2022 and it increases in steps each three-month period up to 11.0% per annum. As of January 31, 2022, the property's physical occupancy was 91.1%.

On February 11, 2022, the Company closed on a real estate loan investment of up to $16.7 million, in support of a 286-unit multifamily community located in the Orlando, Florida MSA.

On February 15, 2022, we refinanced our Chestnut Farm multifamily community with permanent mortgage financing in the amount of approximately $52.3 million, that bears interest at a rate of 3.25% and matures on March 1, 2032.

On February 16, 2022, the Company entered into the Merger Agreement, pursuant to which, following the Mergers, if closed, we will become a wholly owned subsidiary of Parent, which is affiliated with BREIT. If the Mergers are completed, each share of our Common Stock issued and outstanding immediately prior to closing will be automatically canceled and converted into the right to receive $25.00 in cash, and the Company will cease to be a publicly traded company on the New York Stock Exchange. The transaction has been unanimously approved by the Board of Directors and is expected to close in the second quarter of 2022, although there is no guarantee that it will occur by that date, or at all, and the transaction is subject to approval by stockholders and other customary closing conditions.

On February 24, 2022, the Company's board of directors declared a quarterly dividend on its Common Stock of $0.175 per share, payable on April 15, 2022 to stockholders of record on March 15, 2022.

On February 25, 2022, the Company closed on the acquisition of Lirio at Rafina, a 280-unit multifamily community located in the Orlando, Florida MSA.

On February 28, 2022, the Company closed on a real estate loan investment of up to $17.2 million, in support of a 242-unit multifamily community located in the Naples, Florida MSA.

Between January 1, 2022 and February 25, 2022, the Company issued no shares of Common Stock under the 2019 ATM Offering.

Between January 1, 2022 and February 22, 2022, we issued 3,358,780 shares of Common Stock from exercises of our outstanding Warrants.

Item 16.     Form 10-K Summary

None.

Schedule III
Preferred Apartment Communities, Inc.
Real Estate Investments and Accumulated Depreciation
December 31, 2021

(Dollars in thousands)		Initial Costs			Gross Amount Carried at Close of Period
Properties	Related Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constructed/Renovated	Date Acquired	Depreciable Lives (Years)
Multifamily Communities
Alabama
Birmingham
Retreat at Greystone	$40,057	$4,077	$44,462	$1,479	$4,077	$45,941	$50,018	$(12,179)	2015	3/24/2017	5 - 49
Vestavia Reserve	35,860	4,140	54,206	1,294	4,140	55,500	59,640	(9,246)	2016	11/9/2018	5 - 48
Florida
Jacksonville
Lux at Sorrel	29,239	5,332	42,531	1,082	5,332	43,613	48,945	(9,426)	2017	1/9/2018	5 - 49
Sorrel	47,551	4,412	42,217	1,512	4,412	43,729	48,141	(10,450)	2015	8/24/2016	5 - 48
The Menlo	47,000	7,670	64,983	220	7,670	65,203	72,873	(3,431)	2020	12/15/2020	5 - 50
Melbourne
Artisan at Viera	38,355	4,839	58,791	599	4,839	59,390	64,229	(7,074)	2018	8/8/2019	5 - 50
Naples
Aster at Lely Resort	50,400	7,675	43,794	1,904	7,675	45,698	53,373	(12,588)	2015	6/24/2015	5 - 40
Orlando
525 Avalon Park	61,933	7,410	82,349	4,543	7,410	86,892	94,302	(19,061)	2008	5/31/2016	5 - 45
Citi Lakes	49,926	5,558	56,828	1,665	5,558	58,493	64,051	(15,257)	2014	9/3/2015	5 - 40
The Blake	44,435	7,459	53,223	278	7,459	53,501	60,960	(3,149)	2019	11/2/2020	5 - 50
Village at Baldwin Park	68,535	17,403	90,464	9,156	17,403	99,620	117,023	(21,501)	2008	1/5/2016	5 - 37
Panama City
Parkside at the Beach	45,037	6,103	53,689	627	6,103	54,316	60,419	(5,035)	2019	04/30/20	5 - 50
Sarasota
Luxe at Lakewood Ranch	36,147	4,852	51,033	1,037	4,852	52,070	56,922	(10,628)	2016	07/26/17	5 - 48
Venue at Lakewood Ranch	36,555	3,791	42,950	1,344	3,791	44,294	48,085	(11,766)	2015	05/21/15	5 - 40
Tampa
Citrus Village	40,900	4,809	40,481	2,071	4,809	42,552	47,361	(8,968)	2011	03/03/17	5 - 44
Crosstown Walk	46,500	5,178	39,332	1,838	5,178	41,170	46,348	(9,626)	2014	01/15/16	5 - 49
Five Oaks at Westchase	30,167	4,425	48,113	463	4,425	48,576	53,001	(5,222)	2019	9/18/19	5 - 50
Horizon Wiregrass Ranch	50,237	6,842	72,708	419	6,842	73,127	79,969	(6,620)	2018	3/31/20	5 - 47
Lodge at Hidden River	39,469	5,600	52,930	641	5,600	53,571	59,171	(8,777)	2017	9/27/2018	5 - 48
Overlook at Crosstown Walk	20,607	3,309	28,014	456	3,309	28,470	31,779	(6,445)	2016	11/21/2017	5 - 48

(Dollars in thousands)		Initial Costs			Gross Amount Carried at Close of Period
Properties	Related Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constructed/Renovated	Date Acquired	Depreciable Lives (Years)
Georgia
Atlanta
Aldridge at Town Village	38,846	7,122	45,418	681	7,122	46,099	53,221	(12,510)	2016	9/29/2017	5 - 49
Green Park	37,014	7,478	49,211	614	7,478	49,825	57,303	(12,102)	2017	2/28/2018	5 - 48
Overton Rise	36,749	8,511	50,996	1,588	8,511	52,584	61,095	(11,092)	2015	2/1/2016	5 - 49
Reserve at Summit Crossing	18,487	4,375	25,939	504	4,375	26,443	30,818	(6,278)	2016	9/29/2017	5 - 48
Summit Crossing	36,174	3,450	27,705	3,194	3,450	30,899	34,349	(11,820)	2007	4/21/2011	5 - 40
Summit Crossing II	20,700	3,220	15,852	553	3,220	16,405	19,625	(4,996)	2013	12/31/2013	5 - 40
The Ellison	48,000	6,943	59,354	24	6,943	59,378	66,321	(1,373)	2021	6/30/2021	5 - 50
Kansas
Kansas City
Adara Overland Park	29,397	2,854	42,030	819	2,854	42,849	45,703	(12,566)	2016	9/27/2017	5 - 49
Kentucky
Lousiville
Claiborne Crossing	25,045	2,147	37,579	1,639	2,147	39,218	41,365	(10,538)	2014	4/26/2017	5 - 47
North Carolina
Charlotte
Chestnut Farm	51,800	4,335	67,504	219	4,335	67,723	72,058	(882)	2021	9/17/2021	5 - 50
CityPark View	29,000	3,559	28,360	1,394	3,559	29,754	33,313	(8,303)	2014	6/30/2015	5 - 40
CityPark View South	22,970	5,816	27,528	747	5,816	28,275	34,091	(5,322)	2017	11/15/2018	5 - 49
Pennsylvania
Pittsburgh
City Vista	32,170	4,082	41,486	827	4,082	42,313	46,395	(10,156)	2014	7/1/2016	5 - 49
Tennessee
Nashville
Lenox Village Town Center	37,492	4,612	39,911	2,133	4,355	42,301	46,656	(9,710)	2009	12/21/2015	5 - 40
Regent at Lenox	—	301	3,493	81	301	3,574	3,875	(817)	2009	12/21/2015	5 - 40
Retreat at Lenox	16,370	2,965	24,211	562	2,860	24,878	27,738	(6,396)	2015	12/21/2015	5 - 40
The Anson	56,440	4,521	69,580	265	4,521	69,845	74,366	(892)	2020	9/14/2021	5 - 50
Texas
Fort Worth
Alleia at Presidio	35,700	4,333	44,645	86	4,333	44,731	49,064	(1,099)	2020	7/8/2021	5 - 50
Houston
Avenues at Cypress	28,366	3,242	30,093	1,380	3,242	31,473	34,715	(9,740)	2014	2/13/2015	5 - 40
Avenues at Northpointe	33,546	3,921	37,203	1,370	3,921	38,573	42,494	(11,736)	2013	2/13/2015	5 - 40
Stone Creek	19,090	2,211	22,916	521	2,211	23,437	25,648	(5,733)	2009	11/12/2015	5 - 40

(Dollars in thousands)		Initial Costs			Gross Amount Carried at Close of Period
Properties	Related Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constructed/Renovated	Date Acquired	Depreciable Lives (Years)
Virginia
Fredericksburg
The Kingson	53,697	7,507	61,381	57	7,507	61,438	68,945	(890)	2020	9/16/2021	5 - 50
Richmond
Colony at Centerpointe	30,744	7,259	38,199	1,388	7,259	39,587	46,846	(9,372)	2016	12/20/2017	5 - 48
Williamsburg
Founder's Village	29,038	5,315	38,761	1,281	5,315	40,042	45,357	(8,534)	2014	3/31/2017	5 - 47

Total Multifamily	$1,625,745	$230,963	$1,992,453	$54,555	$230,601	$2,047,370	$2,277,971	$(369,306)

Grocery-anchored retail
Alabama
Birmingham
Southgate Village	$6,830	$2,262	$10,290	$541	$2,262	$10,831	$13,093	$(2,279)	1988	4/29/2016	5 - 35
Florida
Miami
Shoppes of Parkland	15,111	10,779	16,543	631	10,779	17,174	27,953	(4,432)	2000	8/8/2016	5 - 35
Naples
Crossroads Market	17,111	7,044	22,627	540	7,044	23,167	30,211	(2,914)	1993	12/5/2017	5 - 40
Orlando
Berry Town Center	11,554	3,062	13,628	275	3,062	13,903	16,965	(1,452)	2003	11/14/2019	5 - 30
Conway Plaza	9,193	4,202	9,782	1,642	4,202	11,424	15,626	(2,124)	1966	6/29/2018	5 - 30
Deltona Landings	5,986	2,256	8,344	559	2,256	8,903	11,159	(2,474)	1999	9/30/2014	5 - 30
University Palms	11,626	4,854	16,706	920	4,854	17,626	22,480	(3,360)	1993	8/8/2016	5 - 37
Tampa-St Petersburg
Barclay Crossing	5,933	2,856	7,572	331	2,856	7,903	10,759	(2,170)	1998	9/30/2014	5 - 30
Disston Plaza	17,238	5,579	22,048	82	5,579	22,130	27,709	(2,322)	1954	6/12/2019	5 - 35
West Palm Beach
Polo Grounds Mall	12,735	9,057	10,907	393	9,057	11,300	20,357	(1,669)	1966	6/12/2019	5 - 30
Georgia
Atlanta
Castleberry Southard	10,500	3,024	14,142	232	3,024	14,374	17,398	(2,449)	2006	4/21/2017	5 - 39
Cherokee Plaza	23,660	8,392	32,249	570	8,392	32,819	41,211	(5,380)	1958	8/8/2016	5 - 35
Governors Towne Square	10,404	2,766	13,027	171	2,766	13,198	15,964	(1,778)	2004	4/27/2018	5 - 40
Lakeland Plaza	25,771	7,079	33,087	823	7,079	33,910	40,989	(7,534)	1990	7/15/2016	5 - 35
Powder Springs	7,540	1,832	8,246	678	1,832	8,924	10,756	(2,570)	1999	9/30/2014	5 - 30
Rockbridge Village	13,011	3,141	15,944	615	3,141	16,559	19,700	(2,306)	2005	6/6/2017	5 - 40
Roswell Wieuca	—	12,006	18,485	258	12,006	18,743	30,749	(2,375)	2007	11/30/2017	5 - 40

(Dollars in thousands)	Related Encumbrances	Initial Costs			Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Constructed/Renovated	Date Acquired	Depreciable Lives (Years)
Properties		Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)
Royal Lakes Marketplace	9,108	4,874	10,439	289	4,665	10,937	15,602	(2,846)	2008	9/4/2015	5 - 30
Sandy Plains Exchange	8,121	4,788	9,309	500	4,788	9,809	14,597	(2,209)	1997	8/8/2016	5 - 32
Summit Point	10,728	7,064	11,430	538	7,064	11,968	19,032	(3,203)	2004	10/30/2015	5 - 30
Thompson Bridge Commons	10,857	1,478	16,047	48	1,478	16,095	17,573	(2,734)	2001	8/8/2016	5 - 40
Wade Green Village	7,315	1,840	8,410	745	1,840	9,155	10,995	(2,366)	1993	2/29/2016	5 - 35
Woodmont Village	7,862	2,713	10,030	375	2,713	10,405	13,118	(2,050)	2002	9/8/2017	5 - 30
Woodstock Crossing	5,300	1,751	3,800	659	1,751	4,459	6,210	(1,573)	1994	2/12/2014	5 - 30
Augusta
East Gate Shopping Center	4,952	1,653	7,391	132	1,653	7,523	9,176	(1,758)	1995	4/29/2016	5 - 30
Fury's Ferry	5,720	2,084	8,107	355	2,084	8,462	10,546	(1,825)	1996	4/29/2016	5 - 35
Columbus
Parkway Centre	4,312	2,071	4,516	568	2,071	5,084	7,155	(1,447)	1999	9/30/2014	5 - 30
Maryland
Washington, DC
Free State Shopping Center	44,673	21,443	44,831	186	21,443	45,017	66,460	(5,217)	1970	5/28/2019	5 - 35
North Carolina
Charlotte
Brawley Commons	17,056	8,786	18,716	338	8,786	19,054	27,840	(3,224)	1997	7/6/2018	5 - 40
West Town Market	8,008	1,937	12,298	48	1,937	12,346	14,283	(1,886)	2004	9/22/2017	5 - 37
Raleigh
Heritage Station	8,036	1,684	9,883	1,633	1,684	11,516	13,200	(2,531)	2004	8/8/2016	5 - 40
Maynard Crossing	16,439	6,304	22,566	906	6,304	23,472	29,776	(4,717)	1996	8/25/2017	5 - 30
Wakefield Crossing	7,525	1,997	9,252	10	1,997	9,262	11,259	(910)	2001	1/29/2020	5 - 30
Wilmington
Hanover Center	30,402	16,634	40,393	953	16,634	41,346	57,980	(4,403)	1954	12/19/2019	5 - 30
South Carolina
Charleston
Sweetgrass Corner	—	3,076	12,670	303	3,076	12,973	16,049	(3,571)	1999	9/30/2014	5 - 30
Columbia
Irmo Station	9,467	3,602	11,859	1,377	3,602	13,236	16,838	(2,401)	1980	7/26/2017	5 - 33
Rosewood Shopping Center	3,842	1,671	5,347	163	1,671	5,510	7,181	(1,058)	2002	4/29/2016	5 - 40
Greenville Spartanburg
Anderson Central	10,940	5,059	13,278	591	5,059	13,869	18,928	(4,066)	1999	4/29/2016	5 - 30
Fairview Market	7,100	1,353	5,179	1,553	1,353	6,732	8,085	(1,507)	1998	4/29/2016	5 - 30
Tennessee
Chattanooga
The Overlook at Hamilton Place	18,648	6,787	25,244	1,766	6,787	27,010	33,797	(6,322)	1992	12/22/2015	5 - 30

(Dollars in thousands)		Initial Costs			Gross Amount Carried at Close of Period
Properties	Related Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Year Constructed/Renovated	Date Acquired	Depreciable Lives (Years)
Nashville
Greensboro Village	7,820	3,134	10,771	426	3,134	11,197	14,331	(1,973)	2005	4/27/2018	5 - 40
Parkway Town Centre	7,657	3,054	6,694	620	3,054	7,314	10,368	(2,028)	2005	9/5/2014	5 - 40
Salem Cove	8,696	2,427	10,272	252	2,427	10,524	12,951	(2,439)	2010	10/6/2014	5 - 40
Spring Hill Plaza	7,751	4,376	8,104	745	4,376	8,849	13,225	(2,773)	2005	9/5/2014	5 - 40
The Market at Victory Village	8,582	2,271	12,275	236	2,271	12,511	14,782	(2,574)	2007	5/16/2016	5 - 40
Texas
Dallas
Independence Square	10,902	4,115	13,690	2,065	4,115	15,755	19,870	(4,383)	1977	7/1/2015	5 - 30
Midway Market	9,991	7,331	5,110	103	7,331	5,213	12,544	(650)	2002	3/19/2020	5 - 30
Houston
Champions Village	—	12,813	33,399	4,424	12,813	37,823	50,636	(8,763)	1973	10/18/2016	5 - 40
Kingwood Glen	—	5,021	12,930	1,379	4,762	14,568	19,330	(3,879)	1998	9/30/2014	5 - 30
San Antonio
Oak Park Village	8,292	5,745	10,779	143	5,745	10,922	16,667	(2,125)	1970	8/8/2016	5 - 40
Virginia
Charlottesville
Hollymead Town Center	25,491	7,503	33,009	517	7,503	33,526	41,029	(3,419)	2005	12/21/2018	5 - 40
Richmond
Gayton Crossing	16,855	9,109	17,791	2,888	9,109	20,679	29,788	(2,513)	1983	1/17/2019	5 - 30
Virginia Beach
Fairfield Shopping Center	19,750	12,728	14,526	1,288	12,728	15,814	28,542	(2,890)	1985	8/16/2019	5 - 30

Total Retail	$592,401	$280,467	$783,972	$38,383	$279,999	$822,823	$1,102,822	$(153,821)

Office buildings
Georgia
Atlanta
Three Ravinia	$115,500	$9,785	$154,023	$66,498	$11,083	$219,223	$230,306	$(43,225)	1991	12/30/2016	7 - 39
North Carolina
Charlotte
4th & Brevard	—	13,917	101	—	13,917	101	$14,018	(78)	n/a	3/16/2020	7
Texas
San Antonio
Westridge	49,006	15,778	58,496	5,637	15,778	64,133	$79,911	(11,261)	2016	11/13/2017	13 - 50

Total Office	$164,506	$39,480	$212,620	$72,135	$40,778	$283,457	$324,235	$(54,564)

Corporate Entities	—	—	—	—	—	2,110	2,110	(805)

Total	$2,382,652	$550,910	$2,989,045	$165,073	$551,378	$3,155,760	$3,707,138	$(578,496)

(1) The aggregate cost for federal income tax purposes to the Company was approximately $4.2 billion at December 31, 2021.
(2) The costs capitalized subsequent to acquisition amount includes approximately $6.9 million of assets in 2017 which were written off due to damages from Hurricane Harvey.

(In thousands)			For the years ended December 31,
Real estate investments			2021	2020	2019
Balance at the beginning of the year			$4,143,291	$4,394,529	$3,672,715
Acquisitions			330,104	310,329	679,423
Improvements			29,742	50,616	42,887
Write-off of assets no longer in service			(3,491)	(1,208)	(261)
Disposal of assets			(792,658)	(612,622)	(549)
Gross corporate entity assets			150	1,647	314
Balance at the end of the year			$3,707,138	$4,143,291	$4,394,529

Accumulated depreciation
Balance at the beginning of the year			$(509,547)	$(421,551)	$(272,042)
Depreciation (a)			(139,546)	(163,463)	(149,884)
Write-off of assets no longer in service			3,491	1,208	261
Disposal of assets			67,524	74,656	114
Accumulated depreciation corporate entity assets			(418)	(397)	—
Balance at the end of the year			$(578,496)	$(509,547)	$(421,551)

(a) Represents depreciation expense of real estate assets. Amounts include corporate entity assets following the Internalization transaction and exclude amortization of lease intangible assets for all periods.

Schedule IV
Preferred Apartment Communities, Inc.
Mortgage Loans on Real Estate
December 31, 2021

Description	Property Name	Location (MSA)	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)	Principal Amount of Mortgages Subject to Delinquent Principal or Interest

Real Estate Construction Loan on Residential Properties:
	The Platform	San Jose, CA	11.5%	8/13/2022	(1)	8.5 / 3.0	—	$137,616	$136,061	$—
	Vintage Horizon West	Orlando, FL	14.0%	10/11/2022	(2)	8.5 / 5.5	—	10,900	9,828	—
	One Nexton	Charleston, SC	11.0%	12/16/2022	(6)	11.00 / 0.00	—	6,265	6,265	—
	Vintage Jones Franklin	Raleigh, NC	14.0%	11/14/2023	(2)	8.5 / 5.5	—	10,000	8,989	—
	The Hudson	Orlando, FL	13.0%	9/1/2024	(4)	8.5 / 4.5	—	16,791	13,873	—
	Solis Cumming Town Center	Atlanta, GA	14.0%	9/3/2024	(2)	8.5 / 5.5	—	20,681	18,153	—
	Club Drive	Atlanta, GA	13.0%	2/11/2025	(4)	8.5 / 4.5	—	23,150	5,551	—
	The Menlo II	Jacksonville, FL	12.0%	4/14/2025	(3)	8.5 / 3.5	—	16,610	4,500	—
	Beaver Ruin	Atlanta, GA	13.0%	5/3/2025	(4)	8.5 / 4.5	—	9,133	—	—
	Populus at Pooler	Savannah, GA	12.75%	5/27/2025	(5)	8.5 / 4.25	—	15,907	2,104	—
	Populus at Pooler Capital	Savannah, GA	12.75%	5/27/2025	(5)	8.5 / 4.25	—	1,169	946	—

				Total			—	268,222	206,270	—

				Unamortized loan origination fees			—	—	(1,755)	—

				Allowances for expected credit losses			—	—	(8,095)	—

				Carrying amount			$—	$268,222	$196,420	$—

(1) Fixed rate, interest only, 8.5% payable monthly and 3.0% accrued
(2) Fixed rate, interest only, 8.5% payable monthly and 5.5% accrued
(3) Fixed rate, interest only, 8.5% payable monthly and 3.5% accrued
(4) Fixed rate, interest only, 8.5% payable monthly and 4.5% accrued
(5) Fixed rate, interest only, 8.5% payable monthly and 4.25% accrued
(6) Fixed rate, interest only, 11% payable monthly until June 16, 2022, and then 13% payable monthly until December 16, 2022

Exhibit Index

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	References	Description
2.1
Stock Purchase Agreement, dated as of January 31, 2020, by and among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., PAC Carveout, LLC, NELL Partners, Inc., NMA Holdings, Inc., Mortwat, LLC, Northside Partners Trust, Nancy Ann Richardson Williams 2017 Children’s Trust, Caitboo Family Trust, Fairmont Green Trust, and Murphy Capital and Advisory Group LLC. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 3, 2020

2.2
Agreement and Plan of Merger, dated as of February 16, 2022, by and among Pike Parent LLC, Pike Merger Sub I LLC, Pike Merger Sub II LLC, Pike Merger Sub III LLC, Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., and PAC Operations, LLC Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 16, 2022

3.1
Articles of Amendment and Restatement of Preferred Apartment Communities, Inc. Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2021

3.2
Fifth Amended and Restated By-laws of Preferred Apartment Communities, Inc. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 19, 2020

3.3
First Amendment to Fifth Amended and Restated Bylaws of Preferred Apartment Communities, Inc. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange commission on February 16, 2022

3.4
Articles Supplementary for the Series A Redeemable Preferred Stock Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on November 2, 2011

3.5
Articles Supplementary for the Series M Redeemable Preferred Stock Previously filed with the Form S-3 Registration Statement (Registration No.: 333-214531) filed by the Registrant with the Securities and Exchange Commission on November 9, 2016

3.6
Articles Supplementary classifying an additional 900,000 shares of the Series A Redeemable Preferred Stock Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2013

3.7
Articles Supplementary classifying an additional 2,000,000 shares of the Series A Redeemable Preferred Stock Previously filed with the Form S-3 Registration Statement (Registration No.: 333-211924) filed by the Registrant with the Securities and Exchange Commission on June 9, 2016

3.8
Articles Supplementary for the Series A1 Redeemable Preferred Stock Previously filed with the Form S-3 Registration Statement (Registration No.: 333-233576) filed by the Registrant with the Securities and Exchange Commission on August 30, 2019

3.9
Articles Supplementary for the Series M1 Redeemable Preferred Stock Previously filed with the Form S-3 Registration Statement (Registration No.: 333-233576) filed by the Registrant with the Securities and Exchange Commission on August 30, 2019

3.10
Amendment to Articles Supplementary for the Series A Redeemable Preferred Stock Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 19, 2020

4.1
Sixth Amended and Restated Partnership Agreement, dated June 3, 2016, among Preferred Apartment Communities, Inc., Preferred Apartment Advisors, LLC and the other limited partners party thereto Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 6, 2016

4.2
Form of Series A Subscription Agreement Previously filed with the Pre-effective Amendment No. 2 to Form S-3 Registration Statement (Registration No. 333-211924) filed by the Registrant with the Securities and Exchange Commission on November 8, 2016

4.3
First Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of January 25, 2017, entered into by Preferred Apartment Communities, Inc. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 26, 2017

4.4
Articles of Amendment Amending the Holder Redemption Options of the Company's Series A Redeemable Preferred Stock Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2014

4.5
Amended and Restated Warrant Agreement dated as of March 14, 2012 between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 15, 2012

4.6
Form of Global Warrant Certificate Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No.: 333-176604) filed by the Registrant with the Securities and Exchange Commission on November 2, 2011

4.7
Second Amended and Restated Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of October 11, 2013 Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 15, 2013

4.8
Warrant Agreement between Preferred Apartment Communities, Inc. and Computershare Trust Company, N.A., as Warrant Agent dated as of February 23, 2017 Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 24, 2017

4.9
Second Amendment to the Sixth Amended and Restated Partnership Agreement, dated as of November 7, 2019, entered into by Preferred Apartment Communities, Inc. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 7, 2019

4.10		Form of Series A1 and M1 Subscription Agreement Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 2, 2019
4.11		Description of Common Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.12		Description of Series A Redeemable Preferred Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.13		Description of Warrant to Purchase Common Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.14		Description of Series M Redeemable Preferred Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.15		Description of Series A1 Redeemable Preferred Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
4.16		Description of Series M1 Redeemable Preferred Stock Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020
10.1	*	The Company’s 2019 Stock Incentive Plan Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 2, 2019
10.2	*	First Amendment to the Company's 2019 Stock Incentive Plan Previously filed with the Registration Statement on Form S-8 filed by the Registrant with Securities and Exchange Commission on June 4, 2021
10.3	*
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

10.5	*
Form of Restricted Stock Unit Agreement (Officer) pursuant to the Preferred Apartment Communities, Inc. 2019 Stock Incentive Plan Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2020

10.6		Form of Indemnification Agreement Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 7, 2011
10.7	*
Form of Preferred Apartment Communities, Inc. 2018 Class B Unit Award Agreement (3 year) Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 29, 2018

10.8
Sales Agreement dated June 21, 2019 by and between Preferred Apartment Communities, Inc. and RBC Capital Markets, LLC, JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research & Trading, LLC, D.A. Davidson & Co., JMP Securities LLC, and National Securities Corporation. Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 24, 2019

10.9
Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016

10.10
Amendment No. 3, dated as of May 4, 2021, to Fourth Amended and Restated Credit Agreement dated as of August 5, 2016 among Preferred Apartment Communities, Inc. Preferred Apartment Communities Operating Partnership, L.P., the lenders party thereto and KeyBank National Association Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 10, 2021

10.11
Fourth Amended and Restated Pledge and Security Agreement dated as of August 5, 2016 among Preferred Apartment Communities Operating Partnership, L.P., (the "Borrower"), each of the subsidiaries of the Borrower party thereto and KeyBank National Association Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016

10.12
Fourth Amended and Restated Guaranty dated as of August 5, 2016 by and among Preferred Apartment Communities, Inc., each of the guarantors party thereto and KeyBank National Association Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2016

10.13
Form of Buy-Sell Agreement with KeyBank National Association Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2015

10.14		Form of Escrow Agreement for Series A1 and M1 Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 2, 2019
10.15
Consulting Agreement Between Leonard A. Silverstein and Preferred Apartment Communities, Inc. Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2020

10.16	*
Preferred Apartment Communities, Inc. Executive Severance and Change in Control Plan Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2020

10.17	*
Executive Severance and Change in Control Participation Agreement (Form) Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2020

10.18	*
Executive Severance and Change in Control Participation Agreement - CEO/CFO (Form) Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 6, 2020

10.19	*
Form of 2021 Performance Restricted Stock Unit Agreement (Officer) Previously filed with the Quarterly Report on 10-Q filed by the Registrant with the Securities and Exchange Commission on May 10, 2021

10.20	*
Separation Agreement dated July 15, 2021 by and between Preferred Apartment Advisors, LLC, a subsidiary of the Registrant, and Parker Boone DuPree Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 19, 2021

10.21
Purchase and Sale Agreement dated as of April 16, 2021 by and among POP 4208 Six Forks Road, L.P., POP Morrocroft, L.P., POP 150 Fayetteville, LP, POP Capitol Towers, LP, PAC Galleria 75, LLC, POP 8West Mezzanine Lending, LLC and Highwoods Realty Limited Partnership Previously filed with the Quarterly Report on 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2021

10.22
Purchase and Sale Agreement dated as of April 16, 2021 by and among POP Armour Yards, LLC, POP 251 Armour Yards, LLC and Highwoods Realty Limited Partnership (portions of the exhibit have been omitted) Previously filed with the Quarterly Report on 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2021

21	(1)	Subsidiaries of Preferred Apartment Communities, Inc.
23.1	(1)	Consent of PriceWaterhouseCoopers LLP
31.1	(1)	Certification of Joel T. Murphy, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(1)	XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2021, formatted Inline XBRL: (i) Consolidated balance sheets at December 31, 2021 and December 31, 2020, (ii) consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.
104		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

	*	Management contract or compensatory plan, contract or arrangement.
	(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: February 28, 2022	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2022	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel T. Murphy	Chief Executive Officer, President and Director	February 28, 2022
Joel T. Murphy	(Principal Executive Officer)

/s/ John A. Isakson	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
John A. Isakson

/s/ Michael J. Cronin	Executive Vice President, Chief Accounting Officer and Treasurer	February 28, 2022
Michael J. Cronin	(Principal Accounting Officer)

/s/ Steve Bartkowski	Director	February 28, 2022
Steve Bartkowski

/s/ Gary B. Coursey	Director	February 28, 2022
Gary B. Coursey

/s/ Daniel M. DuPree	Director	February 28, 2022
Daniel M. DuPree

/s/ Howard A. McLure	Director	February 28, 2022
Howard A. McLure

/s/ Timothy A. Peterson	Director	February 28, 2022
Timothy A. Peterson

/s/ John M. Cannon	Director	February 28, 2022
John M. Cannon

/s/ Sara J. Finley	Director	February 28, 2022
Sara J. Finley

/s/ Daphne B. Jackson	Director	February 28, 2022
Daphne B. Jackson