Form 10-K/A
period 2021-12-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2022-05-02
CIK 1481832

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $499,414,208 based on the closing price of the common stock on the NYSE on such date. The number of shares outstanding of the registrant’s common stock, as of April 25, 2022 was 64,961,055.

Auditor Name	Auditor Location	Auditor Firm ID
PricewaterhouseCoopers LLP	Atlanta, Georgia	238

EXPLANATORY NOTE

Preferred Apartment Communities, Inc. (NYSE: APTS), referred to in this report as “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022 (the “Original Report”).

This Amendment is being filed for the sole purpose of providing the information required by Items 10 through 14 of Part III of the Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide the information required in Part III of Form 10-K for the fiscal year ended December 31, 2021 because the Company does not intend to file a definitive proxy statement containing such information within 120 days of December 31, 2021.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Report are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, Item 15 of Part IV is hereby amended and restated in its entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the filing of the Original Report.

TABLE OF CONTENTS

		Page No.
PART III
10	Directors, Executive Oﬃcers and Corporate Governance	1
11	Executive Compensation	11
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
13	Certain Relationships and Related Transactions, and Director Independence	34
14	Principal Accountant Fees and Services	35

Part IV
15	Exhibits and Financial Statement Schedules	36

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Our charter and by-laws provide that the number of our directors may be established by a majority of the entire Board of Directors of the Company (the "Board") but may not be fewer than two nor more than ten. We currently have eight directors, including seven independent directors. The term of each director expires at the next annual meeting and when his or her respective successor is duly elected and qualified.

We have provided below certain information about each director.

Name	Age	Director Since	Position(s)
Steve Bartkowski	69	2011	Independent Director
John M. Cannon	59	2020	Independent Director
Gary B. Coursey	82	2010	Independent Director
Sara J. Finley	62	2019	Independent Director
Daphne B. Jackson	58	2021	Independent Director
Howard A. McLure	65	2011	Lead Independent Director
Joel T. Murphy	63	2019	President, Chief Executive Officer and Director
Timothy A. Peterson	56	2011	Independent Director

Steve Bartkowski. Mr. Bartkowski was an All American in both baseball and football at the University of California at Berkeley. In 1975, he was the first pick in the NFL draft, selected by the Atlanta Falcons, serving as their starting quarterback for the following 11 seasons. Mr. Bartkowski was the NFL’s rookie of the year in 1975, the NFL’s highest rated quarterback for three years, and earned All-Pro honors for his efforts in 1980 and 1981. He was the most valuable player in the NFC in 1980. Mr. Bartkowski led the Falcons to their first playoff game in 1978 and again in 1980 and 1982. Mr. Bartkowski played his last season in the NFL for the Los Angeles Rams and retired from professional football in 1987. Following retirement from professional football, Mr. Bartkowski produced and hosted the popular TNN outdoor television series, Backroad Adventures with Steve Bartkowski from 1994 – 1996. He was also the host of a top rated outdoor television series, Suzuki’s Great Outdoors with Steve Bartkowski, on ESPN from 1990 – 1993. From 2000 until his retirement in late 2017, Mr. Bartkowski worked in business development for DPR Construction (“DPR”), a global commercial contractor and construction management company. Since August 2016, Mr. Bartkowski has served as a fly-fishing lodge manager. Since December 2017, Mr. Bartkowski has served as a consultant to DPR. He is a well-known motivational speaker on personal success and excellence, giving speeches throughout the United States. We believe that Mr. Bartkowski’s experience in business development for DPR and his previous leadership and management experience, both in professional football and television, make him well qualified to serve as a member of our Board.

John M. Cannon. Since December 2019, Mr. Cannon has served as Executive Vice President of Community Preservation Corporation (“CPC”), a non-profit corporation, where his primary responsibility is serving as President of CPC’s lending subsidiary, CPC Mortgage Company LLC, a full service business line with national licenses across its Freddie Mac, Fannie Mae, and the Federal Housing Authority’s (“FHA”) suite of products. From June 2019 to December 2019, Mr. Cannon served as a consultant to Arbor Realty Trust, where he provided strategic advice to executive management on government-sponsored enterprise (“GSE”) reform, origination activities and mortgage banker recruitment. Mr. Cannon served as Senior Vice President of Freddie Mac in New York from 2012 to 2019 where he built and managed a highly successful team, and was responsible for overall multifamily origination volume, and production strategy. During his tenure at Freddie Mac he oversaw annual production that grew from $28 billion in 2012 to more than $75 billion in 2019. From 1984 to 2011, Mr. Cannon held senior leadership positions at Berkadia Commercial Mortgage LLC (“Berkadia”) and various affiliated and predecessor entities including Capmark and GMAC Commercial Mortgage, primarily coordinating and leading originations of conventional and Housing and Urban Development product lines. Mr. Cannon received his undergraduate degree in International Affairs from Lafayette College in 1984 and a Masters of Science from Drexel University in 1990. We believe that Mr. Cannon’s skills, knowledge and over 35 years of extensive experience in commercial banking and agency lending, including his previous experience as Senior Vice President of Freddie Mac, along with his leadership role for a non-profit organization make him well qualified to serve as a member of our Board.

Gary B. Coursey. Mr. Coursey has over 50 years of experience in the architectural profession and has managed the completion of thousands of projects representing over $3 billion in construction costs. He founded Gary B. Coursey & Associates Architects, Inc., a LEED certified firm, in 1971 and has built an innovative architectural practice focused on a high level of creativity and design. Mr. Coursey has overseen the design of over 300,000 units of multi-family housing, personal care facilities, athletic facilities, office buildings, industrial buildings, financial institutions, medical facilities, military facilities, restaurants, shopping centers and churches. In January 2015, Mr. Coursey was elected to the College of Fellows of the American Institute of Architects for his notable contributions to the advancement of the profession of architecture. Mr. Coursey has experience throughout the United States, as well as internationally. Mr. Coursey also serves on the Boards of the Ronald McDonald Houses of Atlanta and the Boys & Girls Clubs of Metro Atlanta. He serves on the Advisory Board for The School of Design at Georgia Institute of Technology. Mr. Coursey received his Bachelor of Science in Architecture from the Georgia Institute of Technology and his Associate of Building Construction from Kennesaw State University. We believe that Mr. Coursey’s experience as the founder of Gary P. Coursey & Associates Architects, Inc. and his related architectural design experience make him well qualified to serve as a member of our Board.

Sara J. Finley. Ms. Finley is the principal of Threshold Corporate Consulting, LLC, a consulting services firm that she founded in 2015. From 2009 to 2011, Ms. Finley served as senior vice president and general counsel of CVS Health Corporation, formerly known as CVS Caremark Corporation (including its predecessor companies, “CVS Caremark”), a publicly traded pharmacy services company (NYSE: CVS). From 2007 to 2009, Ms. Finley served as senior vice president and general counsel of the pharmacy benefits management division of CVS Caremark, and from 2011 until her retirement from the company in 2015, Ms. Finley served as a senior legal advisor for CVS Caremark. From 1998 to 2007, Ms. Finley served as senior vice president, assistant general counsel and corporate secretary of Caremark Rx, Inc., a publicly traded company and a predecessor of CVS Caremark. Previously, she was a partner at the law firm Kutak Rock in Atlanta, Georgia. Ms. Finley graduated from the University of Alabama in 1982 and received her law degree from Vanderbilt University in 1985. She currently serves on the board of directors of Tivity Health, Inc., a publicly traded provider of fitness and health improvement programs based in Franklin, Tennessee (NASDAQ: TVTY), Studio Bank, a state-chartered community bank based in Nashville, Tennessee and Oak Paper Products Company, Inc., a privately-held paper products, packaging and janitorial supply company based in Los Angeles, California. She currently serves on several Nashville non-profit boards, including Vanderbilt University Medical Center, The Center for Nonprofit Management, The Community Foundation of Middle Tennessee, Leadership Nashville and the Vanderbilt Law School Board of Advisors. We believe Ms. Finley’s skills, experience and qualifications with over 15 years of executive management experience for industry-leading health care companies; board leadership roles for corporate and non-profit organizations; and extensive experience as a senior legal advisor for mergers and acquisitions, health care regulatory matters, corporate governance, enterprise risk management, compliance, and other matters make her well qualified to serve as a member of our Board.

Daphne B. Jackson. Since January 2021, Ms. Jackson has served as Chief Executive Officer of DBJ Consulting, which provides strategic advisory and executive coaching services to companies and organizations. Since February 2002, Ms. Jackson has also served as Principal of GovLink, Inc., a government relations and lobbying consulting firm focused on clients who provide goods and services to large urban municipalities. In 2015 she was one of the founding members of WICERS (Women in Construction, Engineering and Related Services), an annual conference focused on highlighting issues and challenges facing women working in non-traditional industries. Daphne is a Certified DiSC Workplace Facilitator (Wiley) and is a 1985 graduate of Stephens College in Columbia, MO with a BA in Business Administration. She also holds certificates from Case Western University in Conversations that Inspire: Coaching, Learning and Leadership Change and Georgia Institute of Technology’s International Economic Development Council in Real Estate Development and Reuse. We believe that Daphne’s leadership for over 25 years in governmental affairs, communications, and professional development as well as her deep commitment to corporate diversity and inclusion make her well qualified to serve as a member of our Board.

Howard A. McLure. From September 2012 until its sale to a third party in November 2014, Mr. McLure served as Executive Chairman of the Board of Change Healthcare Corporation, a provider of healthcare cost transparency services to self-insured employers who sponsor high deductible health care benefit plans. From May 2011 until September 2012, Mr. McLure served as Chairman and Chief Executive Officer of Change Healthcare Corporation. From March 2007 until November 2009, he served as Executive Vice President of CVS Caremark Corporation (NYSE: CVS) and President of Caremark Pharmacy Services, a division of CVS Caremark Corporation, where he was responsible for all sales and operations of the division. From June 2005 until March 2007, Mr. McLure served as Senior Executive Vice President and Chief Operating Officer of Caremark Rx, Inc., listed on the New York Stock Exchange prior to the closing of the CVS Corp. — Caremark Rx Inc. merger in March 2007. From May 2000 to June 2005, Mr. McLure served as Executive Vice President and Chief Financial Officer of Caremark Rx, Inc. From June 1998 to May 2000, Mr. McLure served as Senior Vice President and Chief Accounting Officer of Caremark Rx, Inc. From 1995 to 1998, Mr. McLure was Senior Vice President and Controller of Magellan Health Services, Inc. (now known as Magellan Health, Inc.) (NASDAQ: MGLN), a specialty managed healthcare company. Mr. McLure has also served on the Board of Vituro Health, LLC since 2018. Mr. McLure received his Bachelors of Business Administration in Accounting from the University of

Georgia in 1979. Mr. McLure formerly was licensed as a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. We believe that Mr. McLure’s previous experience as Executive Chairman and Chief Executive Officer of Change Healthcare Corporation, Executive Vice President of CVS Caremark Corporation and Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer of Caremark Rx, Inc. make him well qualified to serve as a member of our Board.

Joel T. Murphy. Mr. Murphy has served as the Company’s Chief Executive Officer since January 1, 2020 and as the Company’s President and Chief Executive Officer since March 4, 2020. Prior to becoming the Company’s Chief Executive Officer and President, Mr. Murphy was Chief Executive Officer of New Market Properties, LLC, a wholly-owned subsidiary of the Company’s operating partnership, since September 1, 2014. In addition, Mr. Murphy served as the chairperson of Preferred Apartment Advisors, LLC’s (the “Manager”) Investment Committee from April 2018 until January 31, 2020. Mr. Murphy also served as a member of our Board from September 1, 2014 to May 7, 2015. Mr. Murphy has over 30 years of experience as an executive officer, principal and advisor in retail and multifamily projects, portfolios and investments. From January 2009 to present, Mr. Murphy served as Chief Executive Officer of Murphy Capital and Advisory Group LLC; from May 2010 to present, as a Managing Member of Paces Andrews Associates; from January 2011 to December 2013, as Principal of Iron Tree Capital LLC; and from August 2012 to July 2014, as Chief Executive Officer of Iron Tree Retail LLC. From 1992 to 1995, Mr. Murphy served as the Director of Development of Cousins Properties Incorporated and from 1995 to 2008, he served as President of the Retail Division of Cousins Properties Incorporated, as well as a member of its investment committee. From 1988 to 1992, he was a partner at New Market Development Company, Ltd., a shopping center management and development company, which owned and managed retail properties primarily in the Mid-Atlantic and Southeast regions and Texas. Mr. Murphy also currently serves on the board of directors of The Orvis Company where he chairs the Governance and Nominating Committee and serves, and has served, on other boards of directors and related committees. Murphy received his Bachelor of Arts degree from the University of North Carolina Chapel Hill, Phi Beta Kappa and his Juris Doctorate from the University of Georgia, where he was a member of the Law Review. We believe that Mr. Murphy’s previous experience at Cousins Properties Incorporated and Iron Tree Capital LLC and Iron Tree Retail LLC, along with his experience on the board of directors of The Orvis Company and board leadership roles for non-profit organizations, make him well qualified to serve as a member of our Board.

Timothy A. Peterson. Since June 2019, Mr. Peterson has served as the Chief Operating Officer and Chief Investment Officer of The Altman Companies, Inc., where his primary responsibilities are overseeing the operations of the development, construction and property management companies. Prior to becoming Chief Operating Officer, he was Chief Financial Officer of the Altman Companies since 2003 and Chief Investment Officer since 2013. Mr. Peterson was Chief Financial Officer for Keystone Property Trust from 1998 to 2002, becoming Executive Vice President from 2002 to 2003. From 1989 to 1998, Mr. Peterson served in a series of positions for Post Properties, including as Executive Vice President. Mr. Peterson was responsible for day-to-day coordination with the accountants, attorneys and investment bankers involved in completing the initial public offering of Post Properties in July 1993. Throughout his career, Mr. Peterson has overseen in excess of $5 billion of real estate financings using public stock sales, secured and unsecured debt, tax-exempt and taxable bond issuances, private placements and joint ventures. Mr. Peterson received his undergraduate degree in Accounting from the University of Florida in 1985 and his MBA in Finance from the University of Florida in 1987. Mr. Peterson was licensed as a Certified Public Accountant. We believe that Mr. Peterson’s previous experience as Chief Financial Officer of Keystone Property Trust and Executive Vice President of Post Properties, combined with his financial reporting, accounting and capital markets experience, make him well qualified to serve as a member of our Board.

Litigation Related to the Mergers

On February 16, 2022, we entered into a merger agreement with certain affiliates of Blackstone Inc., a Delaware corporation, which we refer to as “Blackstone.” Under the terms of the merger agreement, Blackstone will acquire us and our subsidiaries, including Preferred Apartment Communities Operating Partnership, L.P. (the "Partnership") and PAC Operations, LLC ("Operations"), through the merger of us with and into Pike Merger Sub I LLC, a Delaware limited liability company, which we refer to as “Merger Sub I”, the merger of Pike Merger Sub II LLC, a Delaware limited liability company, which we refer to as “Merger Sub II”, with and into the Partnership and the merger of Operations with and into Pike Merger Sub III LLC, a Delaware limited liability company, which we refer to as “Merger Sub III.” Pursuant to the terms of the merger agreement, Merger Sub II will merge with and into the Partnership, with the Partnership continuing as the Surviving Partnership. Immediately following the partnership merger effective time, Operations will merge with and into Merger Sub III, with Merger Sub III continuing as the Surviving Operations Entity. Immediately following the operations merger effective time, we will merge with and into Merger Sub I, with Merger Sub I continuing as the Surviving Company.

Following the filing of the preliminary proxy statement, plaintiffs filed eight separate lawsuits related to the proxy statement. The first suit, styled as Stein v. Preferred Apartment Communities, Inc., et al., No. 1:22-cv-02589-LAK, which we refer to as the “Stein Lawsuit,” was filed in the United States District Court for the

Southern District of New York. The second suit, styled as Wang v. Preferred Apartment Communities, Inc., et al., 1:22-cv-02641-LAK, which we refer to as the “Wang Lawsuit,” was also filed in the United States District Court for the Southern District of New York. The third suit, styled as Anderson v. Preferred Apartment Communities, Inc., et al., No. 1:22-cv-01979-LDH-RML, which we refer to as the “Anderson Lawsuit,” was filed in the United States District Court for the Eastern District of New York. The fourth suit, styled as Hopkins v. Murphy, et al., No. 24-C-22-001775, which we refer to as the “Hopkins Lawsuit,” was filed in the Maryland Circuit Court for Baltimore City. The fifth suit, styled as Ferguson v. Preferred Apartment Communities, Inc., et al., No. 1:22-cv-03033, which we refer to as the “Ferguson Lawsuit,” was filed in the United States District Court for the Southern District of New York. The sixth suit, styled as Whitfield v. Preferred Apartment Communities, Inc., et al., No. 2:22-cv-01542-RBS, which we refer to as the “Whitfield Lawsuit,” was filed in the Eastern District of Pennsylvania. The seventh suit, styled as Weinrib v. Bartkowski, et al., No. 24-C-22-002041, which we refer to as the “Weinrib Lawsuit,” was filed in the Maryland Circuit Court for Baltimore City. The eighth suit, styled as Milbourne v. Bartkowski, et al., No. 24-C-22-002038, which we refer to as the “Milbourne Lawsuit,” was also filed in the Maryland Circuit Court for Baltimore City.

The Stein Lawsuit names as defendants the Company and the Company’s directors. The Stein Lawsuit asserts, on behalf of an individual plaintiff, (1) a cause of action under Section 14(a) of the Exchange Act and its implementing regulations, alleging that purported omissions render the proxy statement false and misleading; and (2) a “control person” claim under Section 20(a) of the Exchange Act based on the alleged Section 14(a) violation. The Stein Lawsuit alleges that the proxy statement omits material information on certain topics, including line items used to calculate non-GAAP financial metrics, a reconciliation of non-GAAP financial metrics to GAAP metrics, levered free cash flow information, and input data and assumptions used in Goldman Sachs’ analysis. Relying on those allegations, the Stein Lawsuit asserts a claim under Section 14(a) of the Exchange Act against all defendants and a claim under Section 20(a) of the Exchange Act against the members of our board of directors. The Stein Lawsuit seeks to enjoin defendants from proceeding with the proposed merger, rescission of the merger and an award of damages if the merger is consummated, and an award of plaintiff’s costs and attorney’s fees.
The Wang Lawsuit also names as defendants the Company and the Company’s directors. Like the Stein Lawsuit, the Wang Lawsuit asserts a claim under Section 14(a) of the Exchange Act against all defendants and a claim under Section 20(a) of the Exchange Act against the members of our board of directors. The Wang Lawsuit contains substantially the same allegations as the Stein Lawsuit and seeks substantially the same relief as the Stein Lawsuit.

The Anderson Lawsuit, like the Stein Lawsuit and Wang Lawsuit, names as defendants the Company and the Company’s directors. The Anderson Lawsuit also asserts a claim under Section 14(a) of the Exchange Act against all defendants and a claim under Section 20(a) of the Exchange Act against the members of our board of directors. The Anderson Lawsuit alleges that the proxy statement omits material information on certain topics, including certain financial projections, line items used to calculate financial projections, a reconciliation of non-GAAP financial metrics to GAAP metrics, input data and assumptions used in Goldman Sachs’ analysis, the Company’s nondisclosure agreements with potential counterparties, and details regarding any discussions about the future employment of the Company’s officers and directors. The Anderson Lawsuit seeks to enjoin defendants from proceeding with the proposed merger, a declaration that defendants violated Sections 14(a) and 20(a) of the Exchange Act, rescission of the merger and an award of damages if the merger is consummated, and an award of plaintiff’s costs and attorney’s fees.

The Hopkins Lawsuit also names as defendants the Company and its directors. The Hopkins Lawsuit alleges that the proxy statement omits material information on certain topics, including certain financial projections, line items used to calculate financial projections, a reconciliation of non-GAAP financial metrics to GAAP metrics, input data and assumptions used in Goldman Sachs’ analysis, the Company’s nondisclosure agreements with potential counterparties, information relating to the Company’s engagement of KeyBanc Capital Markets Inc., and details regarding any discussions about the future employment of the Company’s officers and directors. The Hopkins Lawsuit also alleges that the Company’s officers stand to benefit from the merger and that the price of the merger is unfair. Relying on those allegations, the Hopkins Lawsuit asserts a claim for breach of fiduciary duties against the directors and a claim for declaratory and equitable relief against all defendants.

The Ferguson Lawsuit names as defendants the Company and its directors. The Ferguson Lawsuit, like the Stein, Wang, and Anderson Lawsuits, asserts a claim under Section 14(a) of the Exchange Act against all defendants and a claim under Section 20(a) of the Exchange Act against the members of our board of directors. The Ferguson Lawsuit alleges that the proxy statement omits material information on certain topics, including the powers and composition of the Transaction Committee (as defined below), certain financial projections and metrics, line items used to calculate financial projections, a reconciliation of non-GAAP financial metrics to GAAP metrics, input data and assumptions used in Goldman Sachs’ analysis, information relating to the Company’s engagement of KeyBanc Capital Markets Inc., the Company’s nondisclosure agreements with potential counterparties, and details regarding any discussions about the future employment of the Company’s officers and directors. The Ferguson Lawsuit also alleges that the proxy statement fails to disclose the value of company options, restricted stock units, and other equity awards that Company directors, officers, and employees will receive in the proposed merger. The Ferguson Lawsuit seeks to enjoin defendants from proceeding with the proposed merger, rescission of the merger and an award of damages if the merger is consummated, and an award of plaintiff’s costs and attorney’s fees.

The Whitfield Lawsuit asserts a claim under Section 14(a) of the Exchange Act against the Company and the members of our board of directors and a claim under Section 20(a) of the Exchange Act against the directors. The Whitfield Lawsuit alleges that the proxy statement omits material information on certain topics, including input data and assumptions used in Goldman Sachs’ analysis and the Company’s nondisclosure agreements with potential counterparties. The Whitfield Lawsuit seeks to enjoin defendants from proceeding with the proposed merger, rescission of the merger and an award of damages if the merger is consummated, and an award of plaintiff’s costs and attorney’s fees.
The Weinrib Lawsuit and the Milbourne Lawsuits are nearly identical to each other in all respects. The Weinrib and Milbourne Lawsuits each allege that the proxy statement omits material information on certain topics, including certain financial projections, line items used to calculate financial projections, a reconciliation of non-GAAP financial metrics to GAAP metrics, input data and assumptions used in Goldman Sachs’ analysis, information relating to the work performed by KeyBanc Capital Markets Inc., details regarding any discussions about the future employment of the Company’s officers and directors, discussions the Company may have had with Arkhouse Securities LLC after Arkhouse sent the Company a nomination notice for five board seats, and information regarding whether the board considered the possibility that Arkhouse was working in concert with Blackstone. The Weinrib and Milbourne Lawsuits also allege that the Company’s officers stand to benefit from the proposed merger, that the directors failed to evaluate appropriately the Company’s worth, that the directors failed to enhance the Company’s value and protect shareholder interests, and that the Company did not engage in a meaningful auction. Relying on those allegations, the Weinrib and Milbourne Lawsuits each assert a claim for breach of fiduciary duties against the directors in their role as directors, a claim for declaratory and equitable relief against all the Company and the directors, and a claim against Mr. Murphy for allegedly breaching his fiduciary duties as an officer of the Company. The Weinrib and Milbourne Lawsuits seek declaratory relief, an injunction barring the shareholder vote and the consummation of the proposed merger, rescission of the merger if it is consummated, and an award of damages and attorney’s fees.

The results of complex legal proceedings are difficult to predict, and could delay or prevent the mergers from becoming effective in a timely manner. Although the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that these lawsuits are without merit and intends to defend against these actions vigorously.

Executive Officers Who Are Not Directors

Background information about the Company's current executive officers who are not directors is set forth below.

John A. Isakson, 51, has served as Chief Financial Officer of the Company since July 2018. Prior to that time, he served as Executive Vice President and Chief Capital Officer of the Company from 2014 until August 2018. He has also served as Chief Executive Officer of Main Street Apartment Homes, LLC, an indirect subsidiary of the Company, since its commencement of operations in 2015. Mr. Isakson is now employed by a subsidiary of the Company as of February 1, 2020. Prior to being employed by a subsidiary of the Company, Mr. Isakson was employed by the Manager from April 2011 to January 2020. Prior to his role at the Company, he was Chief Executive Officer of Williams Asset Management, an investment and asset management firm for a private equity fund he co-founded with John Williams, from 2006 to December 2013. Mr. Isakson co-founded Tarpon Development, LLC, serving as CEO from 1999 to 2006. He has a broad depth of knowledge of both the private and institutional side of the real estate industry in acquisitions, dispositions, corporate and property level finance, investor relations and asset management. Mr. Isakson served on the Board of Directors of Legacy Housing Corporation, the fourth largest producer of manufactured homes in the United States. He also serves on the Dean′s Advisory Council at Tulane University. He has served on the Arthritis Foundation′s national board of directors, as well as the board for the Georgia chapter in various positions. Mr. Isakson earned a bachelor’s degree in Economics at Tulane University in 1992, and his master’s degree in Economics at the University of Georgia in 1993.

Jeffrey D. Sherman, 42, has served as President - Multifamily since March 2020. Prior to that time, Mr. Sherman served as Senior Vice President From 2016 to 2017 and as Executive Vice President from July 2017 to February 2020, both in our multifamily division. Mr. Sherman has overseen the acquisition and development of more than $2.5 billion of multifamily and mixed-use projects across the Southeast and Midwest. Additionally, Mr. Sherman has structured mezzanine debt for over $2 billion in ground-up multifamily development. His experience encompasses a broad array of product types including conventional multifamily, student, LIHTC and condominiums. Mr. Sherman earned a Bachelor's Degree in finance and management information systems from the University of Georgia in 2002 and earned a Master’s degree in real estate from Georgia State University in 2009.

Michael Aide, 49, has served as President - Retail since March 2020. Prior to that, Mr. Aide served as a Senior Vice President and Director of Investments for New Market Properties, LLC, the Company's retail subsidiary from March 2015 to February 2020. As the business unit leader for New Market, Mr. Aide is responsible for developing and implementing strategic initiatives, directing the deployment of capital for new investments, overall company and portfolio performance, and providing leadership to the New Market team. During his time with the Company, Mr. Aide led the company’s retail portfolio expansion from 700,000 square feet and 10 grocery-anchored shopping centers to more than 6.2 million square feet and over 50 centers with a total investment of over $1.2 billion. Mr. Aide earned a Bachelor of Arts in Economics from Hampton Sydney College in 1996.

Michael J. Cronin, 67, has served as Executive Vice President of the Company since August 2012. In addition, Mr. Cronin has served as Chief Accounting Officer and Treasurer of the Company since our formation in 2009. Mr. Cronin, who is now employed by a subsidiary of the Company as of February 1, 2020, served in various capacities since first joining Williams Realty Advisors, LLC (“WRA”) in December 2005, most recently as Chief Financial Officer from October 2008 until December 2017. Prior to being employed by a subsidiary of the Company, Mr. Cronin was employed by the Manager from April 2011 to January 2020. Prior to joining WRA, Mr. Cronin served as Vice President of Morgan Stanley Real Estate Advisors from February 2004 to December 2005. Mr. Cronin was the Chief Financial Officer of Hatfield Philips, a commercial real estate company, for three years prior to joining Morgan Stanley Real Estate Advisors. In total, Mr. Cronin has over 27 years of accounting, reporting and finance experience in the real estate field. He is a Certified Public Accountant and earned his Bachelor of Business Administration from the University of Georgia in 1978 and earned a Master′s degree in Accounting from the University of Georgia in 1979.

Jeffrey R. Sprain, 50, has served as General Counsel and Secretary of the Company since 2012, and has served as Executive Vice President since 2017. Prior to that time, he served as Legal Counsel and Secretary since the Company′s formation in 2009. Mr. Sprain is now employed by a subsidiary of the Company as of February 1, 2020. Prior to being employed by a subsidiary of the Company, Mr. Sprain was employed by the Manager from April 2011 to January 2020. Mr. Sprain has over 17 years of experience in the real estate industry, including serving as legal counsel of Williams Realty Advisors, LLC from 2006 to December 2017 and for Corporate Holdings, LLC from 2006 to December 2018. From November 2001 to March 2005, Mr. Sprain was an associate at the law firm Faegre & Benson, LLP. From April 2005 until May 2006, Mr. Sprain was an associate at the law firm Kilpatrick Stockton, LLP. From 1994 to 1998 he was an officer on active duty in the United States Air Force where he was a research scientist. Mr. Sprain served as the chair of the Board of Directors of the Andrew P. Stewart Center in 2019 and 2020 and has served on the Board of Directors for the Minnesota Justice Foundation and the Loan Repayment Assistance Program of Minnesota. Mr. Sprain received his Juris Doctorate from the University of Minnesota in 2001 where he graduated magna cum laude and order of the coif, and his BS from University of Wisconsin-Madison in electrical and computer engineering in 1993.

Director Compensation

Our compensation committee (the “Compensation Committee”) designs our director compensation with the goals of attracting and retaining highly qualified individuals to serve as independent directors and fairly compensating them for their time and efforts. Because of our qualification and operation as a real estate investment trust, or REIT, for U.S. federal income tax purposes and the unique attributes of a REIT, service as an independent director on our Board requires broad corporate and business expertise relevant to the fields of real estate and real estate investing.

In 2021, we compensated each of our independent directors with fees as follows:
•Annual fees of $80,000, paid in restricted common stock; and
•Committee service fees of $40,000 paid in cash, in quarterly installments in arrears.

In addition, we compensated the chairs/co-chairs of certain committees with an additional annual fee in cash as follows:
•audit committee (the “Audit Committee”) - $20,000;
•nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) - $12,500; and
•Compensation Committee - $15,000.

Finally, we compensated our Lead Independent Director with an additional annual fee of $20,000.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meeting of the Board and committees thereof. If a director is also one of our officers, we will not pay that director any compensation for services rendered as a director. We may issue shares of our common stock pursuant to our 2019 Stock Incentive Plan in lieu of paying an independent director annual fees and/or meeting fees in cash.

All annual fees paid to our independent directors in 2021 were paid in shares of restricted common stock under our 2019 Stock Incentive Plan which vest annually on the earlier of one year from grant or the Company's next annual meeting. In determining the number of shares granted for the annual fees paid to our independent directors for 2021-2022, our Compensation Committee used the closing price of our common stock on the day immediately prior to the date of the grant on June 3, 2021 to determine the number of shares to grant. If we elect to pay our independent directors in cash, subject to the consent of the Compensation Committee, each independent director may elect to receive his or her annual fees and/or meeting fees in the form of shares of our common stock or a combination of shares of our common stock and cash. The vesting schedule for fees paid to our independent directors in shares of our common stock will be determined by the Compensation Committee in connection with such award. None of the members of the Board will be entitled to any fees for serving on the Board except as set forth above or unless the Board unanimously determines otherwise.

Compensation of our directors for the year ended December 31, 2021 was as follows:

NAME(1)	FEES EARNED OR PAID IN CASH ($)(2)	STOCK AWARDS ($)(3)	ALL OTHER COMPENSATION ($)		TOTAL ($)
Steve Bartkowski	52,500	79,997	10,832	(4)	143,329
John M. Cannon	40,000	79,997	—		119,997
Gary B. Coursey	40,000	79,997	—		119,997
Sara J. Finley	55,000	79,997	5,177	(5)	140,174
Daphne B. Jackson(7)	—	38,143	—		38,143
Howard A. McLure	60,000	79,997	10,832	(6)	150,829
Timothy A. Peterson	60,000	79,997	—		139,997
(1)Mr. Murphy, our President and Chief Executive Officer during 2021, is not included in this table as he is a Named Executive Officer of the Company and did not receive compensation for service as a director of the Company in 2021. All compensation paid to Mr. Murphy for the services he provided to the Company is reflected in the Summary Compensation Table.
(2)Represents cash payments for directors serving as the chair of certain committees, for annual committee service and service as lead independent director.
(3)The amounts included in this column represent the aggregate grant date fair value of each award, computed in accordance with Financial Accounting Standard Board - Accounting Standards Codification Topic 718 (“ASC 718”). On June 3, 2021, we issued 7,797 restricted shares of common stock to each of our independent directors (other than Ms. Jackson) as compensation for annual service on our Board; the grant date fair value of each restricted share of common stock granted on June 3, 2021 was $10.26 based on the closing price of our common stock on the date prior to the date of grant. Each share of restricted common stock will vest on the earlier of June 3, 2022 or the date of our next annual meeting. As of December 31, 2021, each independent director (other than Ms. Jackson) held 7,797 shares of unvested restricted common stock.
(4)This amount includes $10,832 paid by the Company for the employer side of insurance premiums for health insurance provided to Mr. Bartkowski by the Company.
(5)This amount includes $5,177 paid by the Company for the employer portion of insurance premiums for health insurance provided to Ms. Finley by the Company.
(6)The amount includes $10,832 paid by the Company for the employer portion of insurance premiums for health insurance provided to Mr. McLure by the Company.
(7)The amount included for Ms. Jackson represent the aggregate grant date fair value of her award, computed in accordance with FASB ASC Topic 718. On December 15, 2021, we issued 2,770 restricted shares of common stock to Ms. Jackson as prorated compensation for annual service on our Board starting December 10, 2021; the grant date fair value of each restricted share of common stock granted on December 15, 2021 was $13.77 based on the closing price of our common stock on December 9, 2021 (the day prior to the service period staring on December 10, 2021). Each share of restricted common stock will vest on the earlier of June 3, 2022 or the date of our next annual meeting. As of December 31, 2021, Ms. Jackson held 2,770 shares of unvested restricted common stock.

Code of Business Conduct and Ethics

Our Board adopted an updated code of business conduct and ethics in August 2020 which is applicable to all associates, our principal executive officer, principal financial officer and the three other most highly compensated executive officers calculated in accordance with SEC rules and regulations (collectively the “Named Executive Officers”), and our Board. Among other matters, the code of business conduct and ethics is designed to deter wrongdoing and to promote:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of the code of business conduct and ethics to appropriate persons identified in such code; and
•accountability for adherence to the code of business conduct and ethics.
Waivers to the code of business conduct and ethics may only be granted by unanimous written consent of the independent directors of our Board. If the independent directors grant any waivers of the elements listed above to any of our officers or amend the code of business conduct and ethics, we expect to announce the waiver or amendment within four business days on the corporate governance section on our corporate website. Our code of business conduct and ethics and any waivers of amendments thereof may be accessed by visiting our corporate website at www.pacapts.com and selecting the “Investors” link, followed by the “Governance Documents” link under the “Governance” drop-down menu, and are available in print upon request from our Secretary. The information on our website is not a part of this Amendment.

Fraud and Ethics Risk Management Policy

To provide procedures for reporting potential and actual violations relating to any law, rule, regulation or Company policy, the Company adopted an updated fraud and ethics risk management policy in August 2020. In connection with this policy, the Company has set up an ethics and compliance hotline. This hotline is hosted by a third-party provider, EthicsPoint, and allows our associates to: submit reports anonymously, track the progress of their reports, provide supporting evidence, and access open lines of communication with the individuals investigating the claims.

Board of Directors and Committees

The Board is elected by our stockholders and represents stockholder interests in the long-term success of the Company. Except for matters voted upon by stockholders, the Board acts as the ultimate decision maker of the Company. While the Board functions in an oversight capacity, management is responsible for the daily operations of the Company. A majority of our Board members are “independent,” as determined by the requirements of the NYSE and the regulations of the SEC. Our directors keep informed about our business by attending meetings of our Board and its committees and through supplemental reports and communications. Our independent directors will meet regularly in executive session without the presence of our corporate officers or non-independent directors.

NAME	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Steve Bartkowski			●
John M. Cannon	¡	¡
Gary B. Coursey		¡	¡
Sara J. Finley		●	¡
Daphne B. Jackson			¡
Howard A. McLure	¡	¡
Joel T. Murphy
Timothy A. Peterson	●		¡
● – Chair    ¡ – Member

AUDIT COMMITTEE Timothy A. Peterson (Chairperson) Howard A. McLure John M. Cannon	MEETINGS IN 2021: During 2021, the Audit Committee held 7 meetings.

RESPONSIBILITIES
Our Board has adopted a charter for the Audit Committee that sets forth its specific functions, powers, duties and responsibilities. The Audit Committee, by approval of at least a majority of the members, will:
•select the independent registered public accounting firm to audit our annual financial statements;
•review with the independent registered public accounting firm the plans and results of the audit engagement;
•approve the audit and non-audit services provided by the independent registered public accounting firm;
•review the independence of the independent registered public accounting firm and consider the range of audit and non-audit fees;
•review the adequacy of our internal accounting controls; and
•review and approve any conflict of interest transactions.
The Audit Committee will have additional powers, duties and responsibilities as may be delegated to it by the Board.
Mr. Peterson serves as chairperson of the Audit Committee and as the “audit committee financial expert,” as defined in applicable SEC rules. The other two members of the Audit Committee also meet the standard of “audit committee financial expert,” as defined in applicable SEC rules. All three members of the Audit Committee are independent, as defined in the applicable NYSE rules. Actions were also taken during the year by written consent.

COMPENSATION COMMITTEE Sara J. Finley (Chairperson) Gary B. Coursey Howard A. McLure John M. Cannon	MEETINGS IN 2021: During 2021, the Compensation Committee held 8 meetings.

RESPONSIBILITIES
Our Board has adopted a charter for the Compensation Committee that sets forth its specific functions, powers, duties and responsibilities. Among other things, the Compensation Committee charter calls upon the Compensation Committee to:
•review and approve on an annual basis the corporate goals and objectives relevant to chief executive officer compensation, evaluate our chief executive officer’s performance in light of such goals and objectives and, either as a committee or together with our independent directors (as directed by the Board), determine and approve the remuneration of our chief executive officer based on such evaluation;
•review and oversee management’s annual process, if any, for evaluating the performance of our officers and review and approve on an annual basis the remuneration of our officers;
•oversee our stock incentive plan; and
•determine from time to time the remuneration for our independent directors.
See “Compensation Discussion and Analysis” for a description of the processes and procedures of the Compensation Committee and for additional information regarding the Compensation Committee’s role and management’s role in determining compensation for executive officers and directors. Actions were also taken during the year by written consent.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE Steve Bartkowski (Chairperson) Gary B. Coursey Sara J. Finley Daphne B. Jackson Timothy A. Peterson	MEETINGS IN 2021: During 2021, the Nominating and Corporate Governance Committee held 5 meetings.

RESPONSIBILITIES
The Nominating and Corporate Governance Committee was formed to establish and implement our corporate governance practices and to nominate individuals for election to the Board. Our Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by our Board. Among other things, the committee charter calls upon the Nominating and Corporate Governance Committee to:
•assist the Board by identifying individuals qualified to become Board members, consistent with criteria approved by the Board and Nominating and Corporate Governance Committee;
•recommend that the Board select the director nominees for each annual meeting of stockholders and the committee nominees;
•annually review and reassess corporate governance principles, codes of conduct and compliance mechanisms applicable to the Company, including the Code of Business Conduct and Ethics;
•provide general oversight in the evaluation of the Board and each committee; and
•take a leadership role in shaping the Company’s corporate governance policies.
On an annual basis, the Nominating and Corporate Governance Committee evaluates the Board of Directors’ as a whole, and individual directors’ effectiveness, and identifies any areas in which the Board of Directors would be better served by adding new members with different skills, backgrounds or areas of experience. The Board of Directors considers director candidates, including those nominated by stockholders, based on a number of factors including: whether the board member will be “independent,” as such term is defined by the NYSE listing standards; whether the candidate possesses the highest personal and professional ethics, integrity and values; whether the candidate contributes to the overall diversity of the Board of Directors; and whether the candidate has an inquisitive and objective perspective, practical wisdom and mature judgment. Candidates are also evaluated on their understanding of our business, experience and willingness to devote adequate time to carrying out their duties. The Nominating and Corporate Governance Committee also monitors the mix of skills, experience and background in an effort to maintain a Board of Directors that is comprised of individuals who can effectively perform the Board’s functions.
We do not have a formal diversity policy, but the Nominating and Corporate Governance Committee does consider certain diversity characteristics when nominating director candidates to the Board of Directors, including differences of viewpoint, professional experience, education, skill, other personal qualities and attributes, race, gender, and national origin.
We have not adopted a specific policy regarding the consideration of director nominees recommended to our Nominating and Corporate Governance Committee by stockholders. The Company plans to implement a policy as soon as it receives its first director nominee from stockholders. The Board views it as appropriate to defer developing a formal policy until such time as it receives its first stockholder nominee. Stockholders who wish to recommend nominees for consideration by the committee may submit their nominations in writing to our Secretary at the address provided in our most recent proxy statement. The committee may consider these stockholder recommendations when it evaluates and recommends nominees to the Board for submission to the stockholders at each annual meeting.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers (as defined in the Exchange Act), and persons who own more than ten percent of a registered class of the Company′s equity securities, if any, to file with the SEC reports of ownership of the Company and reports of changes in ownership. Such persons must furnish copies of all such reports that they file to us. Based solely on a review of such reports and written representations of our directors and officers, we believe that during the fiscal year ended December 31, 2021, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), other than one late Form 4 for each of Mr. Bartkowski and Mr. McLure due to an inadvertent administrative error related to committee fees paid in common stock and one late Form 4 for Mr. Cronin related to the conversion of Class A Units into common stock due to an inadvertent administrative error.

Item 11. Executive Compensation

Compensation Discussion and Analysis
Our Compensation Discussion and Analysis describes our Compensation Program, objectives and policies for our Named Executive Officers for fiscal year 2021. Our Named Executive Officers (or “NEOs”) in this Compensation Discussion and Analysis are as follows:
•Joel T. Murphy, President and Chief Executive Officer;
•John A. Isakson, Executive Vice President and Chief Financial Officer;
•Michael J. Cronin, Executive Vice President, Chief Accounting Officer and Treasurer;
•Jeffrey D. Sherman, President – Multifamily; and
•Michael Aide, President – Retail.

Overview of Compensation Program and Philosophy

Pre-Internalization
We had no employees prior to February 1, 2020. We were externally managed by our Manager pursuant to a management agreement until January 31, 2020 when we acquired the entities that owned the Manager and NMP Advisors, LLC, which was a sub-manager (the “Internalization”). All our Named Executive Officers were employees of our Manager and/or affiliates of our Manager that provided services to us until January 31, 2020. Beginning February 1, 2020, we began paying cash compensation and establishing compensation arrangements for our Named Executive Officers.
Post-Internalization
Following Internalization, we began paying annual salaries, and providing standard, company-wide health and welfare benefits for our Named Executive Officers on February 1, 2020 at approximately the same rates and under the same plans the Manager had in place in January 2020. We had approximately 366 employees at December 31, 2021. In addition and in connection with the Internalization, the Compensation Committee engaged FPL Associates (“FPL”), a nationally recognized compensation consultant specializing in the REIT industry to work on designing a new comprehensive executive compensation program for the Company (the “Compensation Program”).

Pre-Internalization Compensation Program			Post-Internalization Compensation Program
▶	No employees	▶	366 employees at December 31, 2021, including 5 Named Executive Officers.
▶	No cash compensation paid by the Company
	▶ No base salaries	▶	Base salaries paid by the Company
	▶ No cash bonuses		▶ CEO base salary 44.0% less than Former CEO
▶	Discretionary equity could be awarded	▶	Traditional Short-Term Incentive Program bifurcated between objective and subjective performance goals
▶ No equity compensation granted in 2019 by the Company

	▶ No equity compensation granted in January 2020 prior to Internalization		▶ Weighted 70% on predefined objective metrics and 30% on subjective individual performance for the CEO/CFO and 50% each for other Named Executive Officers

		▶	Target Long-Term Incentive Program equity awards to be awarded every year to our Named Executive Officers
▶ 50% of the awards are time-based and will vest ratably over four years
▶ 50% of the awards are based on three-year performance and will vest 50% at the conclusion of the performance period and 50% one year thereafter, if earned
		▶	Performance-based long-term incentive awards to our Named Executive Officers are based on objective performance
▶ Weighted 100% on relative TSR over three year performance period for 2020 and 2021 awards
		▶	Relative TSR performance targets to outperform the peers
▶ The Company must achieve at least the 55th percentile of the peer group in order to earn the full target value of the award
		▶	Inclusion of an absolute TSR modifier whereby the payout is capped if our TSR is negative
The Compensation Program was designed to provide competitive pay to our Named Executive Officers that includes (i) a mix of base salary, short-term cash incentive compensation, and long-term equity incentive compensation; (ii) objective benchmarking; (iii) time-based and performance-based vesting; and (iv) peer comparisons where appropriate.
The goals in preparing and adopting the Compensation Program were generally as follows:
•Retain and motivate key contributors to the Company′s profitability and growth;
•Align employee and stockholder interests;
•Provide incentive compensation that places a strong emphasis on financial performance, with the flexibility to assess operational and individual performance;
•Provide a means to reward for strong performance; and
•Foster an ownership mentality among program participants.

What We Do	What We Don't Do

✓  The majority of our Named Executive Officer compensation is at-risk
✓  We cap short-term and long-term performance award payouts at 150% and 250% of target, respectively
✓  We have a clawback policy allowing us to recoup any incentive pay earned by executives participating in fraud or intentional misconduct resulting in restated financials
✓  We have a one-year minimum vesting requirement under all equity awards (subject to certain exceptions, for example, death, disability, or a change in control)
✓  We engage an independent consultant to advise on executive compensation matters
✓  We hold an annual say-on-pay advisory vote
✓  We have meaningful stock ownership guidelines for executives and directors

✗   We do not guarantee salary increases, cash incentive compensation, or equity grants
✗   We do not provide excise tax gross-ups following Internalization
✗   We do not allow for single trigger change in control payments, except for limited vesting provisions relating to time-based and performance-based equity awards following a change in control
✗   Executive officers and directors are prohibited from hedging or transacting in derivative securities of the Company or pledging Company stock as collateral for a loan
✗   We do not provide excessive perquisites
✗   We do not maintain employment agreements or other individual agreements providing guaranteed employment terms
✗   No hedging or short sales of our common stock

Role of the Compensation Consultant
As previously noted, the Compensation Committee engaged FPL as its independent compensation consultant to assist in the development of the Company’s post-Internalization Compensation Program. FPL’s consulting services included:
•Developing. and annually reviewing and updating as necessary, a compensation peer group to be used in evaluating the magnitude and design of pay appropriate for the Company following its Internalization;
•Utilizing compensation levels from the peer group to assist in establishing appropriate post-Internalization pay levels for our Named Executive Officers;
•Evaluating the pay mix utilized by peer companies to assist in determining the most appropriate post-Internalization pay mix at the Company; and
•Examining pay structures used by the peers to assist in developing appropriate incentive program structures.
Compensation Peer Group
In connection with the engagement, FPL worked with the Compensation Committee to establish a compensation peer group to be used in the development of the Company’s post-Internalization Compensation Program. In light of the Company’s diversified portfolio and multiple types of properties that are owned and operated, there are very few direct peers. FPL recommended the peer group consist of public REITs that are similar to the company in one or more of the following categories:
•Size (as defined by total capitalization)
•Property focused in diversified, multifamily, shopping centers, and office sectors
•The Company formerly invested in student housing properties but sold all student housing assets in November 2020. As such, FPL also included a student housing peer at the time of the peer group development as it aligned with the Company’s strategy at the time.
•Headquartered in Atlanta

The Company’s compensation peer group, used in setting 2021 compensation, consisted of the following 14 REITs:

Property Type
Company Name	Diversified	Multifamily	Shopping Center	Office	Student Housing	Size(1)	Atlanta Headquarters
American Campus Communities					☑	☑
Bluerock Residential Growth REIT, Inc.		☑				☑
Brixmor Property Group Inc.			☑			☑
Columbia Property Trust, Inc.				☑		☑	☑
Cousins Properties Incorporated				☑		☑	☑
Independence Realty Trust, Inc.		☑
Investors Real Estate Trust		☑
JBG SMITH Properties	☑					☑
Piedmont Office Realty Trust, Inc.				☑		☑	☑
PS Business Parks, Inc.	☑					☑
Retail Properties of America, Inc.			☑			☑
SITE Centers Corp.			☑			☑
Washington Real Estate Investment Trust	☑					☑
Weingarten Realty Investors			☑			☑
(1)Defined as 0.5x to 2.0x of the Company’s total capitalization as of December 31, 2020.
Source: S&P Global

Say-On-Pay Vote
At our 2021 annual meeting of stockholders, we provided our stockholders with the opportunity to vote to approve, on an advisory basis, the compensation of our Named Executive Officers based on the their post-Internalization compensation. Based on the new compensation program following Internalization, an overwhelming majority of our stockholders (96.2%) that voted on this proposal at our 2021 annual meeting of stockholders approved the compensation of our Named Executive Officers as described in our proxy statement for our 2021 annual meeting of stockholders. This was validation that the Compensation Committee and FPL put in place a program that met with stockholder approval at levels well beyond the pre-Internalization program.
Executive Compensation
The Compensation Committee engaged FPL to assist with establishing the executive compensation framework for the Company following Internalization which was used in 2021. This Compensation Program, as described in more detail below, was designed to generally accomplish the following:
•Retain and motivate key contributors to the Company’s profitability and growth;
•Align employee and stakeholder/investor interests;
•Provide incentive compensation that places a strong emphasis on financial performance with the flexibility to assess operational and individual performance;
•Provide a means to reward for strong performance; and
•Foster an ownership mentality among program participants.
This compensation structure includes: (i) a mix of base salary, short-term cash incentive compensation, and long-term equity incentive compensation; (ii) objective benchmarking; (iii) time-based and performance-based vesting; and (iv) peer comparisons where appropriate.

	Component	Vehicle	Objective	Key Features
Fixed	Base Salary	Cash	To provide a base level of fixed pay for executive officers based on role, scope of responsibilities, experience	•Reviewed annually and adjusted based on individual skill set, time in the role, and pay relative to peers
Variable	Short-Term Incentive Awards	Cash	To incentivize strong short-term performance and to reward executive officers for achieving annual corporate performance goals and individual performance results
•Based on pre-defined objective and subjective metrics
•Under this program, 70% of our CEO and CFO's annual cash bonus is based on quantitative (objective) performance and the remaining 30% is based on individual (subjective) performance
•For our other NEOs under the program, 50% is based on quantitative (objective) performance and the remaining 50% is based on individual (subjective) performance

	Performance-Based Long- Term Incentive Awards	Restricted Stock Units	To motivate and retain executive officers, while encouraging long-term sustained performance and aligning interests with those of stockholders
•100% of our 2020 and 2021 performance based Long-Term Incentive Program awards are based on our three-year relative TSR performance versus the competitor peer group; if earned at the end of the performance period, awards will be eligible to vest 50% on the date the Compensation Committee determines the Company's performance during the Performance Period and 50% on June 30, 2024 or December 31, 2025, respectively.
•Awards can be earned from 0% to 200% based on Company performance during the Performance Period for 2020 awards and 0% to 250% for 2021 awards.

	Time-Based Long-Term Incentive Awards	Restricted Stock	To retain executive officers and build stock ownership in the Company	•100% of the time based long-term awards vest ratably over four years
The executive Compensation Program is designed to provide a mix of fixed and at-risk pay. The Compensation Committee believes that the majority of pay should be at risk in order to more closely align management’s interests with those of our stockholders. More than 50% of the CEO’s 2021 target compensation is at risk, composed of target short-term and long-term incentive awards. The fixed pay element is composed of the Named Executive Officers' base salaries.
Annual Base Salary
No changes were made to annual base salaries for our Named Executive Officers for 2021.
Short-Term Incentive Program
In June 2020, the Board approved a Short-Term Incentive Program (“STIP”) to emphasize annual goals across key corporate/ financial/operating metrics that are paid 100% in cash. With assistance from FPL, and consistent with common practices across the REIT industry, the Board developed threshold, target, and maximum short-term incentive opportunities for each of our Named Executive Officers, shown as a percentage of base salary. These awards can be earned based on predetermined metrics and performance hurdles adopted at the outset of the program. Below is a table showing the threshold, target and maximum opportunities (expressed as a percentage of base salary) of each Named Executive Officer for 2020 and 2021:

Name and Position	Threshold	Target	Maximum
Joel T. Murphy, President and Chief Executive Officer	50%	100%	150%
John A. Isakson, Chief Financial Officer	40%	80%	120%
Michael J. Cronin, Executive Vice President, Chief Accounting Officer, and Treasurer	20%	40%	60%
Jeffrey D. Sherman, President - Multifamily	40%	80%	120%
Michael Aide, President - Retail	40%	80%	120%
The Company’s performance against the STIP performance metrics, further discussed below, determine the level of achievement for the annual bonus program. To the extent performance falls between two STIP levels, linear interpolation shall apply. In the event that the Company’s actual performance does not meet the determined threshold requirement, no award shall be earned for such performance requirement. If the Company’s actual performance for the performance period is above the maximum for a performance requirement, the amount of earned awards shall be capped at the maximum number for the participant’s opportunity.
In 2021, the traditional framework approved by the Board was utilized, as shown below:
The following chart shows the metrics used and levels for determining the objective performance in the STIP plan for 2021 along with actual 2021 results for those metrics:

	% Weightings	Threshold	Target	High	Actual Results
Core FFO(1)(2)	50%	$0.80 per share of common stock	$0.85 per share of common stock	$0.90 per share of common stock	$1.10 per share of common stock
Multifamily Same Store NOI growth(2)	30%	1.5%	2.2%	3.0%	7.2%
Multifamily Same Store Revenue growth	20%	2.7%	3.1%	3.5%	5.9%
(1) Per weighted average basic share of Common Stock and Unit outstanding.
(2) Core FFO and same-store NOI are non-GAAP measures that are most directly comparable to net income (loss). Reconciliations for each of these measures for 2021 are shown in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on February 28, 2022.
Following the evaluation of the Company’s 2021 performance where all results far exceeded the high metrics, as well as each of our Named Executive Officers achievements throughout the year, the Compensation Committee determined each individual’s annual 2021 earned cash bonus pursuant to the STIP framework described above, resulting in the the following payments in early 2022:

Name and Position	2021 Target Bonus	2021 Actual Earned	Actual as a % of Target
Joel T. Murphy, President and Chief Executive Officer	$700,000	$1,050,000	150.0%
John A. Isakson, Chief Financial Officer	$400,000	$600,000	150.0%
Michael J. Cronin, Executive Vice President, Chief Accounting Officer and Treasurer	$180,000	$270,000	150.0%
Jeffrey D. Sherman, President - Multifamily	$300,000	$450,000	150.0%
Michael Aide, President - Retail	$244,720	$305,900	125.0%

Long-Term Incentive Program
The Board adopted a Long-Term Incentive Program (“LTIP”) in June 2020 that includes both time-based and performance-based equity awards. The purpose of the Company’s LTIP is to attract and retain talented executives and key employees and to link compensation to stockholder results over a multi-year period. The program is designed so that 50% of the target awards will be granted as performance-based restricted stock units, which will vest based upon predefined performance metrics over a three-year period (with 50% of such award subject to continuous service through the date that performance is certified following the end of the three-year performance period, and 50% subject to continued service requirements for an additional year following the end of the performance period). The remaining 50% will be granted as time-based restricted stock awards which will vest annually in approximately equal amounts over the four years following the grant date.

This program contains best in class features: (a) need to outperform (55th percentile) to earn the target; and (b) includes an absolute TSR modifier that limits the payout to target if our TSR is negative.
Time-Based Awards
Pursuant to the Company’s 2019 Stock Incentive Plan, the Board approved time-based equity grants to our Named Executive Officers, effective as of March 15, 2021 for 2021 awards, as part of the Company’s LTIP.

	2021 Time Vesting Restricted Stock
Name and Position	Target Dollar Value	Number of Shares
Joel T. Murphy, President and Chief Executive Officer	$1,175,000	109,916
John A. Isakson, Chief Financial Officer	$400,000	37,418
Michael J. Cronin, Executive Vice President, Chief Accounting Officer and Treasurer	$85,000	7,951
Jeffrey D. Sherman, President - Multifamily	$137,500	12,862
Michael Aide, President - Retail	$125,000	11,693
These time-based awards are in restricted common stock and will vest annually in approximately equal amounts over the four years following the applicable grant date, subject to the executive's continued service through such dates. The number of shares granted will be determined by dividing the target dollar value, as shown above, by the grant date fair value which has been calculated in accordance with FASB ASC Topic 718. However, for 2020, the 90-day trailing volume weighted average price (VWAP) was used in determining the number of shares granted, but the grant day fair value was still the closing price on the date prior to the grant.
Performance-Based Awards
On March 15, 2021, the Board, upon recommendation of the Compensation Committee, approved performance-based restricted stock units (“RSUs”) as part of the Company’s LTIP for our Named Executive Officers. Our Named Executive Officers were granted awards, subject to future three-year performance, based on a target dollar value and further converted into a number of shares based on the per share fair value as of January 1, 2021, which was calculated using the Monte Carlo valuation model in accordance with FASB ASC Topic 718. The table below sets forth the name, target value, and target number of performance-based RSUs awarded to our Named Executive Officers on March 15, 2021.

	2021 Performance-Based Restricted Stock Units
Name and Position	Target Dollar Value	Number of Shares
Joel T. Murphy, President and Chief Executive Officer	$1,175,000	118,807
John A. Isakson, Chief Financial Officer	$400,000	40,445
Michael J. Cronin, Executive Vice President and Chief Accounting Officer	$85,000	8,595
Jeffrey D. Sherman, President - Multifamily	$137,500	13,903
Michael Aide, President - Retail	$125,000	12,639

Pursuant to the performance-based RSUs agreements, each Named Executive Officer is eligible to vest in a number of RSUs ranging from 0% to 250% of the target number of RSUs granted for 2021 awards, based on the Company’s total shareholder return (“TSR”) during the three-year performance period commencing on January 1, 2021 and ending on December 31, 2023 (the “Performance Period”), relative to the total shareholder return of the peer group during the Performance Period, subject to the Named Executive Officer's continued service. These RSUs are granted annually for overlapping three-year periods and include both performance-based and time-based vesting conditions. If, at the end of the performance period any amount of the awards are earned, 50% will vest on the date the Compensation Committee determines the Company’s performance during the Performance Period, and the remaining 50% will vest on December 31, 2024, subject to the Named Executive Officer's continued service through such date. The following chart illustrates how vesting applies under annual grants of performance-based RSUs.

For the 2021 LTIP, the Company’s performance will be based solely on its relative TSR performance as compared to a defined set of the peers. The peers utilized for 2021 are the following:

Ticker Symbol	Company Name
ACC	American Campus Communities, Inc.
BRG	Bluerock Residential Growth REIT, Inc.
CXP	Columbia Property Trust, Inc.
CUZ	Cousins Properties Incorporated
IRT	Independence Realty Trust, Inc.

IRET	Investors Real Estate Trust
JBGS	JBG SMITH Properties
CLI	Mack-Cali Realty Corporation
PDM	Piedmont Office Realty Trust, Inc.
PSB	PS Business Parks,Inc.
WRE	Washington Real Estate Investment Trust
WRI	Weingarten Realty Investors
In the event that the Company’s TSR performance during the Performance Period is achieved at the “threshold,” “target” or “maximum” level as set forth below compared to the peer group, the award will become performance-vested with respect to the percentage of RSUs set forth below:

Level	Relative TSR Performance (Percentage Rank vs. Peers)	Earned RSUs (% of Target)
<Threshold	<35th Percentile	0%
Threshold	35th Percentile	50%
Target	55th Percentile	100%
Maximum	75th Percentile	200%
If the Company’s relative TSR performance falls between the levels specified above, the percentage of RSUs that will performance vest will be determined using straight-line linear interpolation between such levels. Notwithstanding the foregoing, in the event the Company's absolute TSR performance for the performance period for the 2020 awards is negative, then unless the Compensation Committee determines otherwise, the performance RSUs that performance vest will not exceed 100%. The number of RSUs that become performance-vested are referred to as “Earned RSUs.”
For the 2021 RSUs, the Compensation Committee approved the following additional market condition requirements: If absolute TSR performance for the Company is negative, then the 2021 RSU awards will have a 25% performance-based award reduction to the extent they have earned awards resulting from relative TSR performance. Additionally, there will be a 25% performance-based award enhancement if there is a 90% or greater cumulative return on PAC’s common stock price including dividends over the performance period.
Any Earned RSUs that become vested will be paid to the executive in whole shares of Company common stock as soon as practicable following the applicable vesting date.
In the event that the Company declares and pays a dividend in respect of its outstanding shares of common stock and, on the record date for such dividend, the participant holds RSUs granted that have not been settled, the Company shall record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of common stock equal to the number of RSUs held by the participant that have not been settled as of such record date but which become vested and Earned RSUs, such payment to be made on the date on which any RSUs are settled. For purposes of clarity, if the RSUs (or any portion thereof) are forfeited by the participant, then the participant shall also forfeit the dividend equivalents, if any, accrued with respect to such forfeited RSUs. No interest will accrue on the dividend equivalents between the declaration and payment of the applicable dividends and the settlement of the dividend equivalents.
Severance and Change in Control Benefits
None of our Named Executive Officers is a party to an individual employment agreement providing for severance upon a termination of employment. However, in connection with the Board’s establishment of the executive compensation structure following Internalization, and in consultation with FPL, on July 31, 2020, the Board, based upon the recommendation of the Compensation Committee, approved and adopted the Preferred Apartment Communities, Inc. Executive Severance and Change in Control Plan (the “Severance Plan”). The Severance Plan provides certain severance benefits in the case of a qualifying termination of employment, which is defined as a termination by the Company without cause or a resignation by the executive for good reason. Consistent with our Stock Incentive Plan, the Severance Plan also provides for a payout of performance-based equity awards upon a change in control, based on actual performance through the date of the change in control. There are no 280G parachute payment tax gross-ups provided under this plan. We believe that competitive severance and change in control benefits provide financial protection to employees following an involuntary loss of employment and that these types of benefits enable our executives to focus on important business decisions throughout their employment and in the event of any future acquisition of our business, without regard to how the transaction may affect them personally. We believe that this structure provides executives with an appropriate incentive to cooperate in completing a change in control transaction if such transaction is in the best interest of the Company and its shareholders. Participation in the Severance Plan is contingent upon the executive entering into a participation agreement in which the executive agrees to certain restrictive covenants during and following employment with the Company. All of our Named Executive Officers were participants in this plan starting in 2020. Please see the discussion below under “Executive Compensation – Potential Payments Upon Termination or Change of Control” for further details regarding the benefits payable under this plan to our Named Executive Officers.
Executive Compensation Clawback Policy
The Board has adopted a clawback policy that allows the independent directors of the Board to recover bonuses and/or incentive compensation to remedy fraud or misconduct and prevent its recurrence. If the Company’s financial results are restated or materially misstated due in whole or in part to intentional fraud or misconduct by one or more of the Company’s executive officers, the independent members of the Board may, based upon the facts and circumstances surrounding the restatement, direct that the Company recover all or a portion of any bonus or incentive compensation paid, or cancel the stock-based awards granted under the LTIP, to an executive officer. In addition, the independent directors may also seek to recoup any gains realized with respect to equity-based awards, including stock options and restricted stock units, regardless of when issued. The remedies that may be sought by the independent directors are subject to a number of conditions, including, that: (1) the bonus or incentive compensation to be recouped was calculated based upon the financial results that were misstated or restated, (2) the executive officer in question engaged in the intentional misconduct, and (3) the bonus or incentive compensation calculated under the restated financial results is less than the amount actually paid or awarded.
Role of Executive Officers in the Compensation Process
Our President and Chief Executive Officer may provide input and recommendations to the Compensation Committee for the compensation, if any, paid to each of our Named Executive Officers. The Compensation Committee considers these recommendations when determining salary, awarding incentive compensation and setting incentive opportunities for the coming year. In addition, our Chief Accounting Officer and Chief Financial Officer analyze the financial implications of various executive compensation plan designs.
Independent Compensation Consultant
In 2021, the Compensation Committee continued the engagement of FPL as its independent compensation consultant to advise the Compensation Committee with respect to our Compensation Program for our Named Executive Officers. Prior to engaging FPL in 2019, FPL was hired to advise the Compensation Committee in 2015 to determined equity-based compensation in 2016. All of FPL′s work will be done at the direction of or on behalf of the Compensation Committee, who considered the independence of FPL in accordance with NYSE requirements. Although the Compensation Committee considers the advice of its independent consultant, the Compensation Committee has the final decision-making authority with respect to all elements of compensation. Except for advisory services related to compensation of our Named Executive Officers and to members of our Board of Directors, FPL does not provide any additional services to us.
Securities Insider Trading Policy and Anti-Hedging and Anti-Pledging Policy
We maintain a comprehensive securities trading policy which provides, among other things, that “covered persons” and “insiders” who are aware of material, non-public information regarding the Company may not disclose or trade on such information. In addition, “covered persons” and “insiders” are prohibited from transacting in derivative securities (including buying or selling puts and calls) of the Company, short selling Company securities, buying or selling Company securities during any blackout period, holding Company stock in a margin account or pledging Company stock as collateral for a loan. Individuals classified as “insiders” (which include the Named Executive Officers and Directors) and their family members generally may not buy or sell Company securities without prior approval of the Company’s General Counsel, except under approved Rule 10b5-1 trading plans. To our knowledge, our Named Executive Officers comply with the policy, and none of our Named Executive Officers currently holds our securities in a margin account or has used our securities as collateral for a loan or is currently transacting in derivative securities of the Company.
Risk Assessment
The Compensation Committee, with the assistance of FPL, conducts regular review of several key peers of our Compensation Program, including external market compensation data, pay mix, selection of performance metrics, the goal-setting process, and other factors. This review provides a framework for evaluating our Compensation Program to determine whether the key elements of compensation encourage excessive risk-taking. While the Compensation Committee focuses this risk assessment primarily on the compensation of our Named Executive Officers because they are in a policy-making role, they also consider other Company employees who operate in decision-making capacities. The Compensation Committee believes that there is a low likelihood that our Compensation Program encourages excessive risk-taking due to the following mitigating factors:
•The Company’s overall compensation levels are competitive with the market;
•The Company’s compensation mix is balanced among (i) fixed components, like salary and benefits, (ii) annual incentives that reward the Company’s overall financial and business performance, business unit financial performance, operational measures, and individual performance, and (iii) long-term incentives that align executives’ interests with those of our shareholders, encouraging them to preserve long-term shareholder value and avoid excessive risks;
•Multiple performance metrics are used across the short- and long-term incentive program;
•Incentive programs have maximum payout limitations;
•We have a stock-ownership policy that requires each executive to maintain a certain multiple of his or her base salary in the form of our Company’s common stock;
•We have a clawback policy by which the Board has the right to seek to recoup all or a portion of the value of incentive awards; and
•Our insider trading policy contains prohibitions against pledging and engaging in hedging transactions with respect to our stock and other securities.
In summary, although a portion of the compensation provided to the Named Executive Officers may be based on the Company’s performance and on the individual successes of the employee, the Company believes its Compensation Program does not encourage excessive and unnecessary risk-taking by Named Executive Officers (or other employees) because these programs are designed to encourage employees to remain focused on both short- and long-term operational and financial goals of the Company. Additionally, our use of long-term equity-based compensation serves our Compensation Program’s goal of aligning the interests of executives and stockholders, thereby reducing the incentives for unnecessary risk-taking. Facets of compensation that incentivize these executives but mitigate risk-taking have been and will continue to be one of the many factors considered by the Compensation Committee during its review of the Company’s Compensation Program and during the design of new programs that may become effective in connection with the Company’s continued growth and development. In the future, the Compensation Committee will seek to ensure that any changes made to the Compensation Program do not encourage excessive or unnecessary risk-taking and that any level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table
We were externally managed by our Manager pursuant to the Management Agreement until January 31, 2020. All of our Named Executive Officers were employees of our Manager and/or affiliates of our Manager that provide services to us until January 31, 2020. We did not provide any of our Named Executive Officers with any cash compensation or bonuses in 2019.
The table below summarizes the total compensation we paid or awarded to each of our Named Executive Officers for the fiscal years indicated. For a more thorough discussion of our Compensation Program, see the Compensation Discussion and Analysis beginning on page 11 hereof.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Stock Awards ($)(4)	All Other Compensation ($)(5)	Total
Joel T. Murphy(6)	2021	$700,000	$—	$1,050,000	$2,350,003	$35,100	$4,135,103
President and Chief Executive Officer	2020	$699,108	$800,000	$—	$3,375,797	$38,536	$4,913,441
	2019	$—	$—	$—	$—	$—	$—
John A. Isakson	2021	$500,000	$—	$600,000	$799,999	$4,900	$1,904,899
Executive Vice President and Chief Financial Officer	2020	$462,239	$450,000	$—	$738,081	$784	$1,651,104
	2019	$—	$—	$—	$—	$—	$—
Michael J. Cronin	2021	$450,000	$—	$270,000	$170,001	$5,192	$895,193
Executive Vice President, Chief Accounting Officer and Treasurer	2020	$420,940	$180,000	$—	$147,618	$5,700	$754,258
	2019	$—	$—	$—	$—	$—	$—
Jeffrey D Sherman	2021	$375,000	$—	$450,000	$274,996	$4,623	$1,104,619
President - Multifamily	2020	$349,472	$300,000	$—	$263,604	$5,700	$918,776
	2019	$—	$—	$—	$—	$—	$—
Michael Aide	2021	$305,900	$100,000	$305,900	$249,998	$3,676	$965,474
President - Retail	2020	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—	$—
*The columns for “Option Awards,” “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.
(1)Represents salary paid from February 1, 2020 through December 31, 2020, the period of 2020 following Internalization, and for the full year 2021. Prior to Internalization, we did not pay any salary to our Named Executive Officers.
(2)Represents annual cash bonus compensation related to fiscal year 2020, but paid in January 2021, and 2021 non-performance based bonuses. Prior to the bonuses paid for 2020, we did not pay bonuses to our Named Executive Officers.
(3)Represents STIP payments for 2021, that were paid in January 2022.
(4)Represents the total grant date fair value of the awards granted in 2020 and 2021 determined in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
The amounts shown in this column for 2020 include the grant date fair value of time-based restricted stock awards and target performance-based restricted stock unit awards, or "PSUs", as applicable, granted in 2020. The value of the PSUs is based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $6.76 per PSU. The grant date fair value per share for the time-based restricted stock is based upon the closing price of $8.05 of the Company′s common stock on the business day preceding the grant date.
The amounts shown in this column for 2021 include the January 1, 2021 fair value of time-based restricted stock awards and target performance-based restricted stock unit awards, or "PSUs", as applicable, granted in 2021. The value of the PSUs is based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the January 1, 2021 fair value is $9.89 per PSU. The grant date fair value per share for the time-based restricted stock is based upon the closing price of $10.69 of the Company′s common stock on the business day preceding the grant date.
(5)Includes the Company match for our 401(k) program for each Named Executive Officer. In addition, for Mr. Murphy, it includes payments for a supplemental health care plan and for disability insurance in 2021.
(6)On January 1, 2020, Mr. Murphy became our Chief Executive Officer. On March 4, 2020, Mr. Murphy was appointed as our President.

Grants of Plan-Based Awards that Occurred in 2021

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares or Units	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum		($)(2)
Joel T. Murphy	March 9, 2021	$350,000	$700,000	$1,050,000
	March 15, 2021(3)							109,916	$1,175,002
	March 15, 2021(4)				59,404	118,807	297,017.5		$1,175,001
	March 9, 2021	$200,000	$400,000	$600,000
John A. Isakson	March 15, 2021(3)							37,418	$399,998
	March 15, 2021(4)				20,223	40,445	101,112.5		$400,001
	March 9, 2021	$90,000	$180,000	$270,000
Michael J. Cronin	March 15, 2021(3)							7,951	$84,996
	March 15, 2021(4)				4,298	8,595	21,487.5		$85,005
Jeffrey D. Sherman	March 9, 2021	$150,000	$300,000	$450,000
	March 15, 2021(3)							12,862	$137,495
	March 15, 2021(4)				6,952	13,903	34,757.5		$137,501
Michael Aide	March 9, 2021	$122,360	$244,720	$367,080
	March 15, 2021(3)							11,693	$124,998
	March 15, 2021(4)				6,320	12,639	31,597.5		$125,000
(1)Represents potential payments under the Company's STIP.
(2)Represents the total grant date fair value of the equity awards granted in 2021, determined in accordance with ASC 718 as described in note 4 to the Summary Compensation Table above.
(3)Represents a restricted stock award that vests approximately equally on March 15, 2022, March 15, 2023, March 15, 2024 and March 15, 2025, subject to the Named Executive Officer's continuous service through each such vesting date.
(4)Represents a PSU award. The PSUs will vest: (a) 50% on the date the Compensation Committee determines the Company′s performance during the 3-year performance period that ends on December 31, 2023 and (b) 50% on December 31, 2024. The PSUs will become earned according to percentile rank of the TSR of Company′s common stock versus the peer group’s average TSR, as described in more detail above in the section titled "Compensation Discussion and Analysis - 2020 Long-Term Incentive Program."

Outstanding Equity Awards at Fiscal Year End
		Stock Awards
		Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Name	Grant Date
Joel T. Murphy	June 17, 2020(2)	111,054	$2,005,635
	June 17, 2020(3)	137,741	$2,487,602
	July 31, 2020(4)			318,048	$5,743,947
	March 15, 2021(5)	109,916	$1,985,083
	March 15, 2021(6)			297,017.5	$2,197,930
John A. Isakson	June 17, 2020(2)	36,157	$652,995
	July 31, 2020(4)			103,550	$1,870,113
	March 15, 2021(5)	37,418	$675,769
	March 15, 2021(6)			101,112.5	$1,826,092
Michael J. Cronin	January 2, 2018(7)			9,772	$176,482
	June 17, 2020(2)	7,231	$130,592
	July 31, 2020(4)			20,710	$374,023
	March 15, 2021(5)	7,951	$143,595
	March 15, 2021(6)			8,595	$155,226
Jeffrey D. Sherman	January 2, 2018(7)			6,108	$110,310
	June 17, 2020(2)	12,913	$233,209
	July 31, 2020(4)			36,982	$667,895
	March 15, 2021(5)	12,862	$232,288
	March 15, 2021(6)			34,757.5	$627,720
Michael Aide	January 2, 2018(7)			3,665	$66,190
	June 17, 2020(2)	10,330	$186,560
	July 31, 2020(4)			36,982	$667,895
	March 15, 2021(5)	11,693	$211,176
	March 15, 2021(6)			31,597.5	$570,651
(1)The amounts are calculated by multiplying $18.06, the closing price of our common stock as reported by the NYSE for December 31, 2021, by the applicable number of shares of restricted stock, restricted stock units or Class B Units.
(2)Represents shares of time-based restricted stock granted on June 17, 2020 that will vest approximately equally on June 17, 2021, June 17, 2022, June 17, 2023 and June 17, 2024.
(3)Represents shares of time-based restricted stock granted on June 17, 2020 that will vest on June 17, 2024, subject to Mr. Murphy’s continuous employment through such vesting date.
(4)Represents performance-based restricted stock units that, subject to achievement of the performance criteria, will vest: (a) 50% on the date the Compensation Committee determines the Company′s performance during the 3-year performance period that ends on June 30, 2023 and (b) 50% on June 30, 2024. We have assumed for purposes of this table that the performance through December 31, 2021 was achieved at target level and have therefore disclosed the awards at their maximum payout level pursuant to Instruction 3 to Item 402(f)(2). The actual number of shares that vest at the end of the applicable performance period may differ substantially from the number of shares reported herein.
(5)Represents shares of time-based restricted stock granted on March 15, 2021 that will vest approximately equally on March 15, 2022, March 15, 2023, March 15, 2024 and March 15, 2025.
(6)Represents performance-based restricted stock units that, subject to achievement of the performance criteria, will vest: (a) 50% on the date the Compensation Committee determines the Company′s performance during the 3-year performance period that ends on December 31, 2023 and (b) 50% on December 31, 2024. We have assumed for purposes of this table that the performance through December 31, 2021 was achieved at target level and have therefore disclosed the awards at their maximum payout level (including the 25% modified) pursuant to Instruction 3 to Item 402(f)(2). The actual number of shares that vest at the end of the applicable performance period may differ substantially from the number of shares reported herein.

(7)On January 2, 2018, Messrs. Cronin, Sherman and Aide were granted awards of 9,772, 6,108 and 3,665 Class B Units, respectively, and all of these units became time-vested prior to 2021. On January 2, 2019 it was determined that none of the 2018 Class B Units were earned. Since the outstanding 2018 Class B Units were not fully earned on January 2, 2019 (the initial valuation date), additional determinations will be made at the end of each calendar quarter thereafter until the outstanding unearned Class B Units are fully earned or forfeited. As of December 31, 2021, none of the 2018 Class B Unit had been earned. To be fully earned, the volume weighted average of the closing per share prices of our common stock reported by the NYSE for the five consecutive trading days ending on (and including) the last day of any subsequent quarter currently will need to be at or above approximately $20.36 per share. These Class B Units were fully earned on March 31, 2022.

Option Exercises and Stock Vesting

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Joel T. Murphy	37,018	$389,429
John A. Isakson	10,052	$105,747
Michael J. Cronin	2,411	$25,364
Jeffrey D. Sherman	4,305	$45,289
Michael Aide	3,444	$36,231
(1)Represents the aggregate number of shares of restricted stock that were granted on June 17, 2020 and that vested on June 17, 2021.
(2)The amounts are calculated by multiplying $10.52, the closing price of our common stock as reported by the NYSE on June 16, 2021 (the last trading date prior to the vesting date), by the number of shares of restricted stock that vested.

Potential Payments Upon Termination or Change of Control
The following discussion describes the amounts and benefits that would have been owed to the Named Executive Officers in the event of a termination of employment or a change in control as of the end of fiscal year 2021 under the Severance Plan, the 2019 Stock Incentive Plan and award agreements granted thereunder, and the Class B Unit award agreements (the “Award Agreements”).
Executive Severance and Change in Control Plan
The Severance Plan provides severance benefits for qualifying terminations of employment under certain circumstances to our executive officers who are selected by the Compensation Committee to participate in the plan and who execute an individual participation agreement (a “Participation Agreement”). All of our Named Executive Officers participate in the Severance Plan .
Under the Severance Plan, if a plan participant’s employment with us is terminated by the participant for “good reason” (as defined below) or by us other than for “cause” (as defined below), in each case on or within 24 months following a “change in control” (as defined below) and other than as a result of the participant’s death or “disability” (as defined below), the participant is entitled to receive (i) a severance payment in an amount equal to 1.50 (3.0 for the Company’s Chief Executive Officer and Chief Financial Officer), multiplied by the sum of (a) the participant’s annual base salary, plus (b) the participant’s target annual performance bonus in effect immediately prior to the change in control; (ii) continued health coverage at the active employee rate for up to 18 months (36 months for the Company’s Chief Executive Officer and Chief Financial Officer) following termination of employment, but subject to cessation once the participant becomes eligible for coverage from a new employer; (iii) a pro-rated annual bonus (based on the target amount) for the calendar year in which the participant’s employment termination date occurs; and (iv) accelerated vesting of outstanding equity awards, as determined by the 2019 Stock Incentive Plan and the Award Agreements.
If the employment of our Chief Executive Officer or Chief Financial Officer is terminated by the Company without Cause or by the executive for Good Reason other than in the 24 month period following a change in control, such participant is entitled to receive (i) a severance payment in an amount equal to 2.0 times the sum of (a) the participant’s annual base salary, plus (b) the participant’s target annual performance bonus in effect immediately prior to the qualifying termination, which severance payment will be payable in substantially equal installments over a 24-month period following termination of employment, (ii) continued health coverage at the active employee rate for up to 24 months following termination of employment, but subject to cessation once the participant becomes eligible for coverage from a new employer; (iii) a pro-rated annual bonus (based on target) for the calendar year in which the participant’s employment termination date occurs (“Pro-Rata Bonus”); and (iv) accelerated vesting of any outstanding equity awards The Severance Plan governs the treatment of the time-based restricted stock and the PSU awards on a termination of employment by the Company without Cause or by the executive for Good Reason. Under the Severance Plan, the time-based restricted stock will vest in full, and the PSUs will be pro-rated to reflect the number of days the participant was employed with the Company during the performance period, and such pro-rated amount will remain outstanding and vest according to actual performance at the end of the applicable performance period.
If a plan participant’s employment with us is terminated for death or “disability,” the participant (or his or her estate, if applicable) will be entitled to receive a Pro-Rata Bonus under the Severance Plan, and accelerated vesting of any equity awards in accordance with the 2019 Stock Incentive Plan and applicable award agreements.
Except as otherwise described above, upon a termination of any participant’s employment for any reason or upon a change in control, the treatment of the participant’s outstanding equity awards will be governed by the terms of the Company’s equity plan or plans under which they were granted and any applicable award agreements.
The following definitions apply for purposes of the Severance Plan:
•“Good Reason” means, except as otherwise provided in an Eligible Individual’s Participation Agreement, the occurrence of one of the following conditions arising on or after the date such Eligible Individual commences participation in this Plan, as determined in a manner consistent with Treasury Regulation §1.409A-1(n)(2)(ii) and without the express written consent of the Eligible Individual: (i) a material diminution by the Company or an Affiliate in the Eligible Individual’s duties and responsibilities, or (ii) a material reduction by the Company or an Affiliate in the Eligible Individual’s annual base salary other than a general reduction in Base Salary that affects all similarly situated executives, or employees with similar business functions, in substantially the same proportions, (iii) a material reduction by the Company or an Affiliate in the Eligible Individual’s (A) annual target cash incentive opportunity and/or (B) annual target equity-based compensation grant (determined based on the grant date fair value of such award) offered under the Company’s executive compensation program applicable to senior executives of the Company, provided that a material reduction in the target compensation described in clause (A) or (B) alone that is offset by a corresponding increase in one or more other elements of compensation shall not constitute a Good Reason condition if the total target compensation eligible to be earned by the Eligible Individual for such calendar year has not been materially reduced, or (iv) the Company or an Affiliate requiring the Eligible Individual to relocate his or her principal place of employment to a new location that is more than fifty (50) miles (calculated using the most direct driving route) from its current location. In the case of an Eligible Individual’s allegation of Good Reason for any condition described by clauses (i) through (iv) above, (1) the Eligible Individual shall provide notice to the Company of the event alleged to constitute Good Reason within ten (10) days after the occurrence of such event, and (2) the Company or one of its Affiliates (as applicable) shall have the opportunity to remedy the alleged Good Reason event within thirty (30) days from receipt of notice of such allegation. If not remedied within that thirty (30)-day period, the Eligible Individual may submit a Notice of Termination, provided that the Notice of Termination must be given no later than thirty (30) days after the expiration of such 30-day cure period; otherwise, the Eligible Individual will be deemed to have accepted such event, or the Company’s or Affiliate’s remedy of such event, that may have given rise to the existence of Good Reason; provided, however, such acceptance shall be limited to the occurrence of such event and shall not waive the Eligible Individual’s right to claim Good Reason with respect to future similar events. For the Company’s Chief Executive Officer and Chief Financial Officer, the following addition was made to the definition of “Good Reason”: (v) following a Change in Control, (A) the Eligible Individual ceasing to serve as the Chief Executive Officer or Chief Financial Officer, as applicable, of the acquiring or successor company, reporting directly to the Board of Directors of such entity, or (B) the acquiring or successor company not existing as a publicly traded corporation.
•“Cause” means the occurrence of any of the following events: (i) a willful failure by an Eligible Individual to perform his or her duties and responsibilities for the Company or an Affiliate, (ii) a willful misconduct by an Eligible Individual in performing his or her duties and responsibilities for the Company or an Affiliate, (iii) an intentional disclosure by an Eligible Individual to an unauthorized person confidential information or trade secrets of the Company or an Affiliate, (iv) an act by an Eligible Individual of fraud against, misappropriation from, or dishonesty to either the Company or an Affiliate, or any party if the Board of Directors determines such act could have an adverse impact on the Company, (v) a commission by an Eligible Individual of a felony or crime involving moral turpitude, as determined by the Board, (vi) a material violation by an Eligible Individual of any policy, code of ethics or business conduct, work rule or standard of the Company or an Affiliate, or (vii) a material breach by an Eligible Individual of any material agreement with the Company or an Affiliate. For the Company’s Chief Executive Officer and Chief Financial Officer, the following modifications have been made to the definition of “Cause”: No termination of employment shall be for Cause as set forth in clause (i), (ii), (vi), or (vii) above until there shall have been delivered to the Eligible Individual a copy of a written notice setting forth that the Eligible Individual has engaged in the conduct described in clause (i), (ii), (vi), or (vii), as applicable, and specifying the particulars thereof in detail. No act, nor failure to act, on the Eligible Individual’s part shall be considered “willful” unless he has acted, or failed to act, with an absence of good faith and without reasonable belief that his action or failure to act was in the best interest of the Company and its Affiliates. Notwithstanding anything contained in this Plan to the contrary, no failure to perform by the Eligible Individual after Notice of Termination is given by the Eligible Individual shall constitute Cause.
•“Change in Control” means the occurrence of one of the following:
◦(i) Individuals who, as of the Effective Date, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board;
◦(ii) Completion of a reorganization, merger or consolidation, in each case unless, following such reorganization, merger or consolidation, (A) more than sixty percent (60%) of the combined voting power of the then outstanding voting securities of the corporation resulting from such reorganization, merger or consolidation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Company’s outstanding voting securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their beneficial ownership, immediately prior to such reorganization, merger or consolidation, of the Company’s outstanding voting securities, and (B) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation;
◦(iii) (A) Completion of liquidation or dissolution of the Company or (B) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition (1) more than sixty percent (60%) of the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Company’s outstanding voting securities entitled to vote generally in the election of directors immediately prior to such sale or other disposition in substantially the same proportion as their beneficial ownership, immediately prior to such sale or other disposition, of the Company’s outstanding voting securities, and (2) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board of Directors of the Company providing for such sale or other disposition of assets of the Company.
•“Disability” means the Eligible Individual’s disability as determined under the long-term disability plan or policy maintained by the Company or an Affiliate that covers the Eligible Individual, or if no such plan or policy is applicable, “Disability” means the Eligible Individual has been determined to be totally disabled by the Social Security Administration.
The Severance Plan does not provide a tax gross-up provision for federal excise taxes that may be imposed under sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”). Instead, the Severance Plan provides that if amounts payable to a participant under the Severance Plan, together with any other amounts that are payable by the Company as a result of a change in control, exceed the amount allowed under section 280G of the Code for such individual, thereby subjecting the individual to an excise tax under section 4999 of Code, then, depending on which method produces the better net after-tax benefit for the recipient, such payments shall either be: (i) reduced to the level at which no excise tax applies or (ii) paid in full, with the participant being responsible for his or her excise and other taxes.
Any payments payable under the Severance Plan are conditioned on the execution and non-revocation of a release for the benefit of the Company and its related entities and agents and are subject to the executive’s compliance with certain confidentiality, non-disparagement, non-competition and non-solicitation covenants that apply during the executive’s employment and for a specified period thereafter.
The Severance Plan may be amended or terminated by the Board (including any successor board) at any time, provided that (a) the Board must provide at least 24 months advance written notice to each affected participant to the extent the amendment or termination of the Severance Plan materially and adversely affects the rights of such participant under the plan, and (b) no participant’s right to receive payments or benefits with respect to a termination of employment occurring within the 24-month period following the change in control may be adversely affected by any amendment or termination of the Severance Plan that occurs within the period beginning six months prior to the change in control and ending 24 months following the change in control, except for any amendment or modification that the participant consents to in writing.
The foregoing description of the Severance Plan is not complete and is qualified by reference to the full text of the Severance Plan and related form Participation Agreement(s), copies of which were filed as Exhibits 10.2 through 10.4 to the Company′s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference.
Class B Units
Under the operating partnership agreement of our operating partnership, Class B Units of the operating partnership may be granted to our directors, officers (including our Named Executive Officers) and employees, employees of entities that provide services to us, or to entities that provide services to us. The Class B Units may be subject to forfeiture or other restrictions upon terms included with any such grant.
In general, the Class B Units are intended to be treated as “profits interests” in our operating partnership for U.S. federal income tax purposes. In general, the Class B Units will receive allocations of net income and net loss consistent with their distribution priorities, however, periodically and upon the occurrence of certain specified events, our operating partnership will revalue its market capitalization and any increase in market capitalization will be allocated first to such Class B Units until the capital account attributable to each such Class B Units is economically equivalent to our capital account attributable to each of the Class A Units we hold in our operating partnership.
At the time the capital account attributable to each such Class B Unit is economically equivalent to our capital account attributable to each of the Class A Units we hold, such Class B Unit shall automatically convert into a Class A Unit and such holder shall be entitled to all rights and preferences and subject to all obligations of any other holder of Class A Units. If the Class B Units are subject to forfeiture, upon a forfeiture of Class B Units, there is a risk that we will recognize taxable income up to the amount of the capital account of such holder of such Class B Units allocable to such Class B Unit. The Class B Units may be entitled to distributions, even though the Class B Units are subject to forfeiture.
After owning a Class A Unit for one year, Class A Unit holders generally may, subject to certain restrictions, exchange Class A Units for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock. However, subject to certain limitations, in the case of a proposed combination, each Class A Unit holder has the right to exercise its exchange right prior to the stockholder vote on the transaction, even if it has held its units for less than one year. In addition, when Class A Units are issued upon the conversion of a Class B Unit, the period of time the Class B Unit was owned will be considered for the one year ownership requirement of a Class A Unit.
During 2021, Messrs. Cronin, Sherman and Aide were the only Named Executive Officer who held Class B Units. The Award Agreements govern the treatment of the Class B Units on the occurrence of a termination of employment or change in control.
The Award Agreements provide that the Class B Units will be pro-rated on a termination of employment due to death or Disability to reflect the number of days the participant was employed by us during the vesting period. The pro-rated portion of the Class B Units then vest as of the date of termination.

On the occurrence of a qualifying termination in connection with a change in control, the Award Agreements provide that the Class B Units will vest in full, and become earned based on actual performance through the date of the change in control.
The Award Agreements provide that to the extent the payments payable under the Award Agreement are in the nature of compensation and are contingent on a change in the ownership of the Company and would be subject (in whole or in part) to an excise tax imposed by reason of Sections 280G and 4999 of the Code (together with any interest or penalties imposed with respect to such excise tax, the “excise tax”), the executive will receive an additional payment (the “excise tax gross-up payment”) in an amount such that, after payment by the executive of all taxes (and any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes and excise tax imposed upon the excise tax gross-up payment, the executive will retain an amount equal to the excise tax imposed on the payments provided under the Award Agreement.

Because our stock price on December 31, 2021 was not at least $20.36, none of the Class B Units that would accelerate under the circumstances described above would have been earned and thus any acceleration of the Class B Units has no value for purposes of this disclosure. However, on March 31, 2022, all of the Class B Units were earned and converted to Class A Units. For purposes of the quantification of payments reflected in the table below, we have assumed that no excise tax gross-up payment will be applied under these Class B partnership units due to the operation of Sections 280G and 4999 of the Code..
Under the Award Agreements, if a participant’s service as an executive officer with us would have ceased for any reason other than death, disability or change of control during 2021, any 2018 Class B Units that had not been earned and vested would have been automatically forfeited, although the Compensation Committee could have, in its sole discretion, determined that all or any portion of any of the 2018 Class B Units awarded should become fully vested and not forfeited. The Compensation Committee made no such decisions in 2021.
2019 Stock Incentive Plan
Except as otherwise noted above, the Severance Plan provides that the time-based restricted stock and PSUs held by the Named Executive Officers who participate in the Severance Plan are treated on a termination or change in control in accordance with the terms of the 2019 Stock Incentive Plan and the award agreements granted thereunder.
On the occurrence of a change in control without a qualifying termination, the 2019 Stock Incentive Plan provides that the time-based restricted stock will (i) to the extent the surviving entity assumes the awards, remain outstanding and continue to vest, provided that if the executive experiences a termination without Cause or by the executive for Good Reason thereafter, the time-based restricted stock will vest in full, or (ii) to the extent the surviving entity does not assume the awards, the awards will vest in full. On the occurrence of a change in control without a qualifying termination, the 2019 Stock Incentive Plan provides that the PSUs will vest in full or on a pro-rata basis, based on actual performance through the date of the change in control (or if actual performance is not determinable, based on the target award).
On the occurrence of a qualifying termination in connection with a change in control, the 2019 Stock Incentive Plan provides that the time-based restricted stock will vest in full.
Under the 2019 Stock Incentive Plan award agreements, upon a termination of employment due to death or disability, the time-based restricted stock will vest in full, and the PSUs will be pro-rated to reflect the number of days the participant was employed with the Company during the performance period, and such pro-rated amount will vest according to actual performance through the date of the termination of employment.
In the event of a termination of employment for any reason other than those described above, all equity awards granted under the 2019 Stock Incentive Plan will be immediately forfeited and cancelled.
The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of our Named Executive Officers.

Name	Benefits Payable Upon Death or Disability		Benefits Payable Upon Termination for Cause or Without Good Reason	Benefits Payable Upon Termination Without Cause or For Good Reason		Benefits Payable Upon Change in Control		Benefits Payable Upon Termination Without Cause or For Good Reason in Connection with a Change in Control (1)
Joel T. Murphy
Cash Payments	$700,000	(2)	$—	$3,500,000	(4)	$—		$4,900,000	(7)
Accelerated Vesting of Equity	$2,151,198	(3)	$—	$6,478,321	(5)	$11,108,083	(6)	$17,586,404	(8)
Reimbursement of COBRA Premiums (9)	$—		$—	$23,862		$—		$35,794
Total	$2,851,198		$—	$10,002,183		$11,108,083		$22,522,198
John A. Isakson
Cash Payments	$400,000	(2)	$—	$2,200,000	(4)	$—		$3,100,000	(7)
Accelerated Vesting of Equity	$711,005	(3)	$—	$1,328,765	(5)	$3,696,205	(6)	$5,024,969	(8)
Reimbursement of COBRA Premiums (9)	$—		$—	$—		$—		$—
Total	$1,111,005		$—	$3,528,765		$3,696,205		$8,124,969
Michael J. Cronin
Cash Payments	$180,000	(2)	$—	$—		$—		$1,125,000	(7)
Accelerated Vesting of Equity	$145,247	(3)	$—	$—		$762,087	(6)	$1,036,274	(8)
Reimbursement of COBRA Premiums (9)	$—		$—	$—		$—		$26,208
Total	$325,247		$—	$—		$762,087		$2,187,482
Jeffrey D. Sherman
Cash Payments	$300,000	(2)	$—	$—		$—		$1,312,500	(7)
Accelerated Vesting of Equity	$250,669	(3)	$—	$—		$1,295,615	(6)	$1,761,112	(8)
Reimbursement of COBRA Premiums (9)	$—		$—	$—		$—		$26,208
Total	$550,669		$—	$—		$1,295,615		$3,099,820
Michael Aide
Cash Payments	$244,720	(2)	$—	$—		$—		$1,070,650	(7)
Accelerated Vesting of Equity	$209,667	(3)	$—	$—		$1,104,974	(6)	$1,502,709	(8)
Reimbursement of COBRA Premiums (9)	$—		$—	$—		$—		$24,821
Total	$454,387		$—	$—		$1,104,974		$2,598,180
(1)A termination in connection with a change in control must occur within the 24 month period following the consummation of a change in control in order for the executive to become entitled to the amounts reflected in this column. The amounts reflected in this column include the total amounts the executive would receive upon the qualifying termination and upon the related change in control.
(2)These amounts represent the Named Executive Officer’s target annual bonus. Assuming a termination of employment due to death or disability occurred on December 31, 2021, the Named Executive Officers would be entitled to the full target amount based on pro-ration through such date.
(3)These amounts represent the value of time-based restricted stock and PSU awards that would accelerate upon a termination of employment due to death or disability. With respect to the time-based restricted stock, these amounts reflect full acceleration of unvested awards. With respect to the PSUs, these amounts reflect the acceleration of the number of PSUs that would have been earned (i) assuming the performance metrics were achieved at target as of December 31, 2021, and (ii) pro-rated for the amount of the performance period elapsed from July 1, 2020 or January 1, 2021, and assuming an applicable termination of employment on December 31, 2021. The value of the accelerated restricted stock and PSUs was calculated by multiplying the number of accelerated shares by $18.06, the closing price of our common stock as reported by the NYSE for December 31, 2021. Because the closing price of our common stock on December 31, 2021 was not at least $20.36, no Class B Units would have been earned and thus no value is included for the outstanding Class B Units held by Messrs. Cronin, Sherman and Aide.

(4)Only Messrs. Murphy and Isakson are entitled to cash payments on the occurrence of a termination of employment by the Company without Cause or by the executive for Good Reason. These amounts were calculated based on the sum of (i) 2.0 multiplied by the sum of (A) the Named Executive Officer’s annual base salary, and (B) the Named Executive Officer’s target annual bonus, plus (ii) the Named Executive Officer’s full target annual bonus assuming a termination of employment by the Company without Cause or by the executive for Good Reason occurred on December 31, 2021. The remaining named executive officer Participation Agreements exclude such severance benefit.
(5)Only Messrs. Murphy and Isakson are entitled to acceleration of equity awards on the occurrence of a termination of employment by the Company without Cause or by the executive for Good Reason. These amounts represent the value of time-based restricted stock that would accelerate in full upon a termination of employment by the Company without Cause or by the executive for Good Reason. The value of the accelerated time-based restricted stock was calculated by multiplying the number of accelerated shares by $18.06, the closing price of our common stock as reported by the NYSE for December 31, 2021. No value is included for the PSUs because, upon a termination of employment by the Company without Cause or by the executive for Good Reason, the PSUs would remain outstanding and vest based on actual performance through the end of the performance period, in an amount pro-rated for the amount of the performance period elapsed from the beginning of the performance period (July 1, 2020 or January 1, 2021, as applicable), and assuming an applicable termination of employment on December 31, 2021. The remaining named executive officer Participation Agreements exclude such severance benefit.
(6)These amounts represent the value of PSUs that would accelerate in full upon the occurrence of a change in control, based on actual performance through the date of the change in control. These amounts assume the performance metrics were achieved at target as of December 31, 2021. The value of the accelerated PSUs was calculated by multiplying the number of accelerated shares by $18.06, the closing price of our common stock as reported by the NYSE for December 31, 2021. These amounts also assume the time-based restricted stock would be assumed and remain outstanding in connection with the change in control, and thus would not be accelerated. Because the closing price of our common stock on December 31, 2021, was not at least $20.36, no Class B Units would have been earned and thus no value is included for the outstanding Class B Units held by Messrs. Cronin, Sherman, and Aide.
(7)These amounts were calculated based on the sum of (i) 3.0 for Messrs. Murphy and Isakson and 1.5 for Messrs. Cronin, Sherman and Aide multiplied by the sum of (A) the Named Executive Officer’s annual base salary, and (B) the Named Executive Officer’s target annual bonus, plus (ii) the Named Executive Officer’s full target annual bonus assuming a termination of employment by the Company without Cause or by the executive for Good Reason occurred on December 31, 2021.
(8)These amounts represent the value of time-based restricted stock and PSU awards that would accelerate upon a termination of employment by the Company without Cause or by the executive for Good Reason within 24 months following a change in control, assuming a simultaneous termination of employment and change in control on December 31, 2021. The PSUs would vest in full based on actual achievement of the performance metrics through the date of the change in control. These amounts assume the performance metrics were achieved at target as of December 31, 2021. The value of the accelerated restricted stock and PSUs was calculated by multiplying the number of accelerated shares by $18.06, the closing price of our common stock as reported by the NYSE for December 31, 2021. Because the closing price of our common stock on December 31, 2021, was not at least $20.36, no Class B Units would have been earned and thus no value is included for the outstanding Class B Units held by Messrs. Cronin, Sherman, and Aide.
(9)The COBRA reimbursement amount is based on 2022 premiums, which is assumed for purposes of this table to remain the same throughout the period during which the Named Executive Officers are entitled to receive such reimbursement.

CEO Pay Ratio
SEC rules require us to set forth the ratio that annual total compensation for Mr. Murphy bears to the median annual total compensation of our employees, other than Mr. Murphy. The Company had approximately 366 employees located solely within the United States.
For purposes of calculating annual total compensation under SEC rules, the Company identified a median employee as of December 1, 2021. The median employee was identified by using the same calculation methodology for 2021 total compensation as used for the Chief Executive Officer’s “Total Compensation” as reflected in the Summary Compensation Table, but removing from the calculation any Company matching contributions to the 401(k) plan, as employee participation in such plan varies. This method was consistently applied to all employees other than the Chief Executive Officer, whose compensation is excluded for purposes of identifying the median employee. We used our actual employee population at December 1, 2021 as opposed to a statistical sampling or other method. We annualized the compensation of any employee that was employed at December 1, 2021 but did not work for the same period as Mr. Murphy in 2021. Based on this calculation, the 2021 total compensation for our median employee was $63,208, and the 2021 total compensation for Mr. Murphy as reflected in the Summary Compensation Table was $4,135,103. The ratio of Mr. Murphy’s compensation to that of the median employee is 65:1. Because the SEC rules for identifying the median employee and calculating the pay ratio permit companies to use various methodologies and assumptions, and to apply certain exclusions and to make reasonable estimates that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio that we have reported.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Except as otherwise indicated, the following table sets forth the beneficial ownership of shares of our common stock as of April 25, 2022, the latest practicable date prior to the date of this filing, for:
•our directors;
•our named executive officers;
•our directors and current executive officers as a group; and
•each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.
In accordance with SEC rules, each listed person’s beneficial ownership includes all shares of our common stock the person actually owns beneficially or of record, all shares of our common stock over which the person has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund), and all shares the person has the right to acquire within 60 days (such as shares of common stock that may be issued upon conversion of Class A partnership units). Except as otherwise provided, all shares are owned directly, and the indicated person has sole voting and investment power. Unless otherwise indicated, the business address of the stockholders listed below is the address of our principal executive office, 3284 Northside Parkway NW, Suite 150, Atlanta, Georgia 30327.

Common Stock Outstanding
Beneficial Owner	Shares Owned	Percentage
The Vanguard Group	5,325,041 (1)	8.13%
Blackrock, Inc.	3,815,978 (2)	5.83%
Joel T. Murphy	601,295 (3)	*
John A. Iskason	137,659 (4)(5)	*
Jeffrey D. Sherman	47,423 (6)(7)	*
Michael Aide	39,487 (8)	*
Michael J. Cronin	121,080 (9)	*
Steve Bartkowski	99,170(10)(11)	*
John M. Cannon	30,875 (11)	*
Gary B. Coursey	67,834 (11)	*
Sara J. Finley	32,594 (11)	*
Daphne B. Jackson	2,770 (12)	*
Howard A. McLure	99,323 (11)(13)	*
Timothy A. Peterson	76,760 (11)	*
All directors and current executive officers as a group (13 persons)	1,390,308	2.12%

*    Less than 1%

(1)    As of December 31, 2021. Based solely upon information provided in a Schedule 13G/A filed with the SEC on February 10, 2022. The Vanguard Group beneficially owned 5,325,041 shares, none of which it has sole voting power with respect thereto, 34,231 shares of which it has shared voting power with respect thereto, 5,270,575 of such shares of which it has sole dispositive power with respect thereto and 54,466 shares of which it has shared dispositive power with respect thereto. The business address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(2)    As of December 31, 2021. Based solely upon information provided in a Schedule 13G/A filed with the SEC on February 3, 2022. Blackrock, Inc. beneficially owned 3,815,978 shares, 3,720,353 shares of which it has sole voting power with respect thereto and 3,815,978 shares of which it has sole dispositive power with respect thereto. Blackrock, Inc. has shared voting power and shared dispositive power over zero shares. The business address for Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.
(3)    137,741 of these shares are unvested restricted common stock that will vest on June 17, 2024, 111,054 of these shares are unvested restricted common stock that will vest approximately equally on June 17, 2022, June 17, 2023 and June 17, 2024, 82,437 of these shares are unvested restricted common stock that will vest approximately equally on March 15, 2023, March 15, 2024 and March 15, 2025 and 77,089 of these shares are unvested restricted common stock that will vest approximately equally on January 12, 2023, January 12, 2024, January 13, 2025 and January 12, 2026. While Mr. Murphy does not have dispositive power over these shares of restricted stock until vesting, Mr. Murphy has voting control of all of these shares.
(4)    20,551 of these shares represent Class A partnership units, each of which may be exchanged for one share of our common stock, or cash, as selected by the Company.
(5)    36,157 of these shares are unvested restricted common stock that will vest approximately equally on June 17, 2022, June 17, 2023 and June 17, 2024, 28,063 of these shares are unvested restricted common stock that will vest approximately equally on March 15, 2023, March 15, 2024 and March 15, 2025 and 31,700 of these shares are unvested restricted common stock that will vest approximately equally on January 12, 2023, January 12, 2024, January 13, 2025 and January 12, 2026. While Mr. Isakson does not have dispositive power over these shares of restricted stock until vesting, Mr. Isakson has voting control of all of these shares.
(6)    9,513 of these shares represent Class A partnership units, each of which may be exchanged for one share of our common stock, or cash, as selected by the Company.
(7)    12,913 of these shares are unvested restricted common stock that will vest approximately equally on June 17, 2022, June 17, 2023 and June 17, 2024, 9,646 of these shares are unvested restricted common stock that will vest approximately equally on March 15, 2023, March 15, 2024 and March 15, 2025 and 10,807 of these shares are unvested restricted common stock that will vest approximately equally on January 12, 2023, January 12, 2024, January 13, 2025 and January 12, 2026. While Mr. Sherman does not have dispositive power over these shares of restricted stock until vesting, Mr. Sherman has voting control of all of these shares.
(8)    7,071 of these shares represent Class A partnership units, each of which may be exchanged for one share of our common stock or cash, as selected by the Company. 10,330 of these shares are unvested restricted common stock that will vest approximately equally on June 17, 2022, June 17, 2023 and June 17, 2024, 8,770 of these shares are unvested restricted common stock that will vest approximately equally on March 15, 2023, March 15, 2024 and March 15, 2025 and 7,925 of these shares are unvested restricted common stock that will vest approximately equally on January 12, 2023, January 12, 2024, January 13, 2025 and January 12, 2026. While Mr. Aide does not have dispositive power over these shares of restricted stock until vesting, Mr. Aide has voting control of all of these shares.
(9)    7,231 of these shares are unvested restricted common stock that will vest approximately equally on June 17, 2022, June 17, 2023 and June 17, 2024, 5,963 of these shares are unvested restricted common stock that will vest approximately equally on March 15, 2023, March 15, 2024 and March 15, 2025 and 6,196 of these shares are unvested restricted common stock that will vest approximately equally on January 12, 2023, January 12, 2024, January 13, 2025 and January 12, 2026. While Mr. Cronin does not have dispositive power over these shares of restricted stock until vesting, Mr. Cronin has voting control of all of these shares.
(10)    1,223 of these shares represent Class A partnership units, each of which may be exchanged for one share of our common stock or cash, as selected by the Company.
(11)    7,797 of these shares are unvested shares of restricted common stock that will vest on the earlier of June 3, 2022 or the date of the Company’s next annual meeting of stockholders.
(12)    2,770 of these shares are unvested shares of restricted common stock that will vest on the earlier of December 15, 2022 or the date of the Company’s next annual meeting of stockholders.
(13)    91,526 of these shares are owned by the Howard Alex McLure Revocable Trust, of which Mr. McLure is the sole trustee and sole beneficiary.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of April 25, 2022 regarding our compensation plans and the common stock we may issue under the plans.
Equity Compensation Plan Information Table

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	2,052,454	(2)	N/A	1,456,921
Equity compensation plans not approved by stockholders	0		–	0
Total	2,052,454		–	1,456,921
(1)Includes our 2019 Stock Incentive Plan, that was an amendment and restatement of our 2011 Stock Incentive Plan, which authorizes a maximum of 5,517,500 shares of our common stock for issuance, which includes shares of our common stock authorized for issuance pursuant to the first amendment to our 2019 Stock Incentive Plan. Awards may be made in the form of issuances of common stock, restricted stock, stock appreciation rights, performance shares, incentive stock options, non-qualified stock options or other forms. Eligibility for receipt of, amounts, and all terms governing awards pursuant to the 2019 Stock Incentive Plan, such as vesting periods and voting and dividend rights on unvested awards, are determined by our Compensation Committee.
(2)Represents 95,906 Class A Units of our operating partnership which are fully vested and earned, and which are exchangeable for shares of our common stock on a one-for-one basis, or cash, as elected by us, 732,721 shares of unvested restricted common stock, 1,194,369 Performance-based Restricted Stock Units (at maximum) and 29,458 Restricted Stock Units. Excluded are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller’s contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. These Wade Green related grants were not issued pursuant to our Equity Compensation Plans so were fully vested and earned upon grant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Conflicts of Interest
We anticipate that future acquisitions by us of assets likely will be from unaffiliated third parties, but we would still consider acquisitions from affiliated third parties if any such acquisition made financial sense to us and was approved by our Audit Committee. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all our directors have a duty to act in a manner reasonably believed to be in our best interest.
Certain Conflict Resolution Procedures
Every transaction that we enter into with our executive officers, any member of our Board or any of their respective affiliates or related parties, and any other of our related persons will be subject to an inherent conflict of interest. Our Board may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our executive officers and members of our Board or any of their respective affiliates or related parties, and any other of our related persons. In order to reduce or eliminate certain potential conflicts of interest, our Audit Committee will review (i) all transactions we enter into with our executive officers, any member of our Board or any of their respective affiliates or related parties, and any other of our related persons, and (ii) the allocation of investment opportunities among affiliated entities. We do not have a formal written policy for approval or ratification of such transactions, as all such transactions are evaluated on a case-by-case basis.
In addition, our code of business conduct and ethics requires all of our personnel to be vigilant in avoiding a conflict of interest as it relates to our interests and the interests of our officers, employees and directors. The code prohibits us from, among other things, entering into a transaction or a business relationship with such a related person or in which such a related person has a substantial financial interest, unless such transaction and relationship are disclosed to and approved in advance by our Audit Committee.
Each of our directors and executive officers is required to complete an annual disclosure questionnaire and report all transactions with us in which they and their immediate family members had or will have a direct or indirect material interest with respect to us. We review these questionnaires and, if we determine that it is necessary, discuss any reported transactions with the entire Board. We do not have a formal written policy for approval or ratification of such transactions, as all such transactions are evaluated on a case-by-case basis.
NewStar Asset Management Agreement
Following a request for proposal process with other reputable asset management companies, effective September 1, 2021, the Company, through three indirect subsidiaries, entered into separate asset management agreements with NewStar Asset Management, LLC (“NewStar”), a Georgia limited liability company, to manage three office properties: Brookwood Office Center, 3Ravinia and Westridge. Boone DuPree is a principal of NewStar and is a former employee of the Company. Additionally, Boone DuPree served as a “named executive officer” for the fiscal year ended 2020. The terms were agreed upon on an arms-length basis. Boone DuPree ceased employment with the Company on August 30, 2021. For fiscal year ended 2021, NewStar was paid aggregate fees in the amount of $863,940 for asset management, salary reimbursement, leasing and dispostion related services. Boone DuPree owns a 50.0% equity interest in NewStar. The Company's entry into the asset management agreements with NewStar was subject to the Audit Committee's review and approval processes as discussed above under “Certain Conflict Resolutions Procedures.”
Independent Directors
Our Board has determined that each of Mses. Finley and Jackson and Messrs. Bartkowski, Cannon, Coursey, McLure and Peterson is independent within the meaning of the applicable (i) requirements set forth in the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) and the applicable SEC rules, and (ii) rules of the NYSE. To be considered independent under the NYSE rules, the Board must determine that a director does not have a material relationship with us (either directly, or as a partner, stockholder or officer of an organization that has a relationship with any of those entities). The Board also considered the enhanced independence requirements of the NYSE applicable to members of the Compensation Committee and the enhanced independence requirements of Rule 10A-3 of the Exchange Act applicable to members of the Audit Committee.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services
The following is a summary of the fees billed to us for the fiscal year ended December 31, 2020 and fees billed to or agreed to by us for the fiscal year ended December 31, 2021 by PricewaterhouseCoopers LLP for professional services rendered:

Fee Category	2021 Fees	2020 Fees
Audit fees(1)	$1,093,000	$1,124,500
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	55,000	55,900
Total Fees	$1,148,000	$1,180,400
(1)Audit fees consist of fees for assurance and related services that are reasonably related to the performance of the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)All other fees consists of the preparation of comfort letters and other related matters in connection with securities offerings by the Company in 2020 and 2021 and acquisition due diligence related to the Internalization.

Pre-Approval Policies
Our Audit Committee reviews each service on a case-by-case basis before approving the engagement of PricewaterhouseCoopers LLP for all audit or permissible non-audit services. All of the non-audit services for 2020 and 2021 were approved by the Audit Committee.
Consideration of Non-Audit Services Provided by the Independent Registered Public Accounting Firm
Our Audit Committee has concluded that the non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

21		Subsidiaries of Preferred Apartment Communities, Inc. Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2022
23.1		Consent of PriceWaterhouseCoopers LLP Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2022
31.1	(1)	Certification of Joel T. Murphy, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of John A. Isakson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2022

32.2
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2022

101		XBRL (eXtensible Business Reporting Language). The following materials for the period ended December 31, 2021, formatted Inline XBRL: (i) Consolidated balance sheets at December 31, 2021 and December 31, 2020, (ii) consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, (iii) consolidated statements of equity and accumulated deficit, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. Previously filed with the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2022
104		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

	*	Management contract or compensatory plan, contract or arrangement.
	(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 2, 2022	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)