Form 10-Q
period 2022-03-31
PREFERRED APARTMENT COMMUNITIES INC
filed 2022-05-09
CIK 1481832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 2, 2022 was 64,442,963.

Preferred Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per-share par values)	March 31, 2022	December 31, 2021
Assets
Real estate
Land	$553,900	$551,378
Building and improvements	2,745,749	2,671,535
Tenant improvements	119,989	119,331
Furniture, fixtures, and equipment	372,288	359,743
Construction in progress	11,723	5,151
Gross real estate	3,803,649	3,707,138
Less: accumulated depreciation	(611,111)	(578,496)
Net real estate	3,192,538	3,128,642
Real estate loan investments, net of deferred fee income and allowance for expected
credit loss of $10,277 and $9,850	210,280	196,420
Total real estate and real estate loan investments, net	3,402,818	3,325,062

Cash and cash equivalents	117,221	30,205
Restricted cash	33,474	32,675
Note receivable from related party	8,875	9,011
Accrued interest receivable on real estate loans	18,569	17,038
Acquired intangible assets, net of amortization of $171,608 and $166,214	55,432	59,622
Tenant lease inducements, net of amortization of $7,560 and $7,113	15,976	16,420
Investment in unconsolidated joint venture	5,884	5,992
Tenant receivables and other assets	82,023	67,343
Total assets	$3,740,272	$3,563,368
Liabilities and equity
Liabilities
Mortgage notes payable, net of deferred loan costs and mark-to-market adjustment of $38,445 and $39,288	$2,388,772	$2,343,364
Deferred revenue	34,612	35,523
Accounts payable and accrued expenses	35,046	36,517
Deferred liability to Former Manager	24,219	24,037
Contingent liability due to Former Manager	14,564	14,631
Accrued interest payable	6,990	7,086
Dividends and partnership distributions payable	21,509	19,912
Acquired below market lease intangibles, net of amortization of $37,963 and $36,314	32,936	34,585
Prepaid rent, security deposits, and other liabilities	27,004	25,679
Total liabilities	2,585,652	2,541,334
Commitments and contingencies (Note 11)
Equity
Stockholders' equity
Series A Redeemable Preferred Stock, $0.01 par value per share; 3,050 shares authorized; 2,226 shares
issued; 1,302 and 1,321 shares outstanding at March 31, 2022 and December 31, 2021, respectively	13	13
Series A1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 247 shares
issued; 246 shares outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Series M Redeemable Preferred Stock, $0.01 par value per share; 500 shares authorized; 106 shares issued;
83 and 84 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Series M1 Redeemable Preferred Stock, $0.01 par value per share; up to 1,000 shares authorized; 47 and 43
shares issued; 44 and 41 shares outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.01 par value per share; 400,067 shares authorized; 62,929 and 52,975 shares issued and
outstanding at March 31, 2022 and December 31, 2021, respectively	629	530
Additional paid-in capital	1,333,284	1,195,775
Accumulated (deficit) earnings	(179,814)	(172,000)
Total stockholders' equity	1,154,115	1,024,321
Non-controlling interest	505	(2,287)
Total equity	1,154,620	1,022,034
Total liabilities and equity	$3,740,272	$3,563,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per-share figures)	Three months ended March 31,
	2022	2021
Revenues:
Rental and other property revenues	$97,902	$104,459
Interest income and preferred equity returns	6,583	10,512
Interest income from related parties	197	405
Miscellaneous revenues	198	324
Total revenues	104,880	115,700
Operating expenses:
Property operating and maintenance	14,863	15,249
Property salary and benefits	4,655	4,821
Property management costs	792	1,105
Real estate taxes and insurance	15,806	16,140
General and administrative	7,842	7,539
Merger-related costs	4,913	—
Equity compensation to directors and executives	1,223	574
Depreciation and amortization	38,161	45,827
Allowance for expected credit losses	572	522
Management Internalization expense	244	245
Total operating expenses	89,071	92,022
Operating income before gains on sales of real estate and loss from unconsolidated joint venture	15,809	23,678
Loss from unconsolidated joint venture	(108)	(194)
Gain on sale of real estate, net	—	798
Operating income	15,701	24,282
Interest expense	23,160	26,991
Loss on extinguishment of debt	(363)	—
Loss on sale of land	(22)	—
Net loss	(7,844)	(2,709)
Net loss attributable to non-controlling interests	30	62
Net loss attributable to the Company	(7,814)	(2,647)
Dividends declared to preferred stockholders	(27,033)	(33,820)
Dividends to holders of unvested restricted stock	(137)	(142)
Net loss attributable to common stockholders	$(34,984)	$(36,609)

Net loss per share of Common Stock available to common stockholders, basic and diluted	$(0.62)	$(0.73)

Weighted average number of shares of Common Stock outstanding, basic and diluted	56,255	50,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the three-month period ended March 31, 2022
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at January 1, 2022	$16	$530	$1,195,775	$(172,000)	$1,024,321	$(2,287)	$1,022,034
Issuance of Preferred Stock	—	—	3,167	—	3,167	—	3,167
Redemptions of Preferred Stock	—	—	(19,180)	—	(19,180)	—	(19,180)
Exercises of warrants	—	98	193,935	—	194,033	—	194,033
Syndication and offering costs	—	—	(2,795)	—	(2,795)	—	(2,795)
Equity compensation to executives and directors	—	—	971	—	971	—	971
Vesting of restricted stock	—	1	(1)	—	—	—	—
Net loss	—	—	—	(7,814)	(7,814)	(30)	(7,844)
Contributions from non-controlling interests	—	—	—	—	—	2,625	2,625
Reallocation of non-controlling interest to Class A Unitholders	—	—	(579)	—	(579)	579	—
Distributions to non-controlling interests	—	—	—	—	—	(300)	(300)
Distributions to Class A Unitholders	—	—	—	—	—	(82)	(82)
Dividends to preferred stockholders (see note 7)	—	—	(27,033)	—	(27,033)	—	(27,033)
Dividends to common stockholders (see note 7)	—	—	(10,976)	—	(10,976)	—	(10,976)
Balance at March 31, 2022	$16	$629	$1,333,284	$(179,814)	$1,154,115	$505	$1,154,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity, continued
For the three-month period ended March 31, 2021
(Unaudited)

(In thousands, except dividend per-share figures)	Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at January 1, 2021	$19	$500	$1,631,646	$(192,446)	$1,439,719	$(1,271)	$1,438,448
Issuance of Preferred Stock	—	—	37,929	—	37,929	—	37,929
Redemptions of Preferred Stock	—	—	(40,038)	—	(40,038)	—	(40,038)
Syndication and offering costs	—	—	(4,388)	—	(4,388)	—	(4,388)
Equity compensation to executives and directors	—	—	613	—	613	—	613
Conversion of Class A Units to Common Stock	—	1	733	—	734	(734)	—
Current period amortization of Class B Units	—	—	—	—	—	(39)	(39)
Net loss	—	—	—	(2,647)	(2,647)	(62)	(2,709)
Reallocation of non-controlling interest to Class A Unitholders	—	—	(1,491)	—	(1,491)	1,491	—
Distributions to non-controlling interests	—	—	—	—	—	(56)	(56)
Distributions to Class A Unitholders	—	—	—	—	—	(96)	(96)
Dividends to preferred stockholders (see note 7)	—	—	(33,820)	—	(33,820)	—	(33,820)
Dividends to common stockholders (see note 7)	—	—	(8,991)	—	(8,991)	—	(8,991)
Balance at March 31, 2021	$19	$501	$1,582,193	$(195,093)	$1,387,620	$(767)	$1,386,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three-month periods ended March 31,
	2022	2021
Operating activities:
Net loss	$(7,844)	$(2,709)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization expense	38,161	45,827
Amortization of above and below market leases	(1,369)	(1,399)
Amortization of deferred revenues and other non-cash revenues	(1,449)	(1,195)
Amortization of purchase option termination fees	—	(1,229)
Amortization of equity compensation, lease incentives and other non-cash expenses	1,628	1,229
Deferred loan cost amortization	1,566	1,609
Non-cash accrued interest income on real estate loan investments	(1,531)	(2,822)
Receipt of accrued interest income on real estate loan investments	—	3,109
Gains on the sales of real estate, net	—	(798)
Loss on sale of land	22	—
Loss from unconsolidated joint ventures	108	194
Cash received for purchase option terminations	—	1,479
Loss on extinguishment of debt	363	—
Increase in allowance for expected credit losses	572	522
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables and other assets	(3,445)	4,766
Decrease in accounts payable and accrued expenses	(429)	(2,787)
Increase in accrued interest, prepaid rents and other liabilities	1,874	2,589
Net cash provided by operating activities	28,227	48,385

Investing activities:
Investments in real estate loans, net of origination fees received	(13,605)	(18,840)
Repayments of real estate loans	—	17,925
Notes receivable repaid	—	79
Acquisition of properties	(90,203)	(289)
Disposition of properties and proceeds from land sales, net	(260)	4,798
Investment into property development	(2,718)	—
Capital improvements to real estate assets	(4,875)	(10,263)
Net cash (used in) investing activities	(111,661)	(6,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows - continued
(Unaudited)
(In thousands)	Three-month periods ended March 31,
	2022	2021
Financing activities:
Proceeds from mortgage notes	106,310	2,152
Repayment of mortgage notes	(61,745)	(10,340)
Payments for deposits and other mortgage loan costs	(589)	(285)
Payments for debt prepayment and other debt extinguishment costs	(324)	—
Proceeds from Revolving Line of Credit	185,000	105,000
Payments on Revolving Line of Credit	(185,000)	(87,000)
Proceeds from sales of Preferred Stock, net of offering costs	2,800	34,109
Payments for redemptions and calls of Preferred Stock	(19,162)	(40,018)
Proceeds from warrant exercises	179,213	—
Common Stock dividends paid	(9,382)	(8,829)
Preferred Stock dividends and Class A Unit distributions paid	(27,118)	(33,840)
Payments for deferred offering costs	(1,143)	(1,030)
Contributions from non-controlling interests	2,625	—
Distributions to non-controlling interests	(236)	(56)
Net cash provided by (used in) financing activities	171,249	(40,137)

Net increase in cash, cash equivalents and restricted cash	87,815	1,658
Cash, cash equivalents and restricted cash, beginning of year	62,880	75,716
Cash, cash equivalents and restricted cash, end of period	$150,695	$77,374

Supplemental cash flow information:
Cash paid for interest	$21,660	$25,231
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$4,349	$3,756
Dividends payable - Common Stock	$11,379	$9,087
Dividends payable - Preferred Stock	$10,130	$11,323
Reclass of offering costs from deferred asset to equity	$2,506	$647
Fair value issuances of equity compensation	$5,052	$6,168

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

1. Organization and Basis of Presentation

Preferred Apartment Communities, Inc. (NYSE: APTS), or the Company, is a real estate investment trust engaged primarily in the ownership and operation of Class A multifamily properties, with select investments in grocery-anchored shopping centers. Preferred Apartment Communities’ investment objective is to generate attractive, stable returns for stockholders by investing in income-producing properties and acquiring or originating real estate loans. As of March 31, 2022, the Company owned or was invested in 113 properties in 13 states, predominantly in the Southeast region of the United States. Preferred Apartment Communities, Inc. has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2011. The Company was externally managed and advised by Preferred Apartment Advisors, LLC, or its Former Manager, a Delaware limited liability company and related party until January 31, 2020 (see Note 6). We refer to this transaction as the Internalization.

Pending Acquisition by Affiliates of BREIT

As previously announced, on February 16, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) with Pike Parent LLC (“Parent”), Pike Merger Sub I LLC (“Merger Sub I”), Pike Merger Sub II LLC (“Merger Sub II”), Pike Merger Sub III LLC (“Merger Sub III” and, together with Parent, Merger Sub I and Merger Sub II, the “Parent Parties”), the Operating Partnership and PAC Operations, LLC (“Operations”). The Parent Parties are affiliates of Blackstone Real Estate Income Trust, Inc. (“BREIT”), which is an affiliate of Blackstone Inc. Pursuant to the Merger Agreement, (i) Merger Sub II will merge with and into the Operating Partnership (the “Partnership Merger”) with the Operating Partnership being the surviving entity and immediately following the consummation of the Partnership Merger, (ii) Operations will merge with and into Merger Sub III (the “Operations Merger”) with Merger Sub III being the surviving entity and immediately following the Operations Merger, (iii) the Company will merge with and into Merger Sub I (the “Company Merger” and, together with the Partnership Merger and the Operations Merger, the “Mergers”) with Merger Sub I being the surviving entity. Pursuant to the Merger Agreement, (i) each share of Common Stock that is issued and outstanding immediately prior to the Mergers will be automatically cancelled and converted into the right to receive $25.00 in cash and (ii) each share of Preferred Stock that is issued and outstanding immediately prior to the Mergers will be automatically cancelled and converted into the right to receive $1,000 in cash, plus any accrued but unpaid dividends, if any, to and including the closing date of the Mergers. Notwithstanding the forgoing, any shares of Common Stock or Preferred Stock held by the Company or any subsidiary of the Company or by the Parent Parties or any of their respective subsidiaries, if any, will no longer be outstanding and will automatically be retired and will cease to exist, and no consideration will be paid in connection with the Mergers.

The Mergers are subject to customary closing conditions, including approval by the Company’s common stockholders at a special meeting to be held on June 7, 2022. The Mergers are expected to close on the third business day after the conditions to closing are satisfied or waived, including approval of the Company’s common stockholders of the Mergers. The Company can provide no assurances regarding whether the Mergers will close as expected during the second quarter of 2022, or at all. The board of directors of the Company has unanimously approved the Merger Agreement and has recommended approval of the Mergers by the Company’s common stockholders.

Any unexercised warrants to purchase Common Stock of the Company (“Warrants”) will remain outstanding following the completion of the Mergers in accordance with their terms and will be entitled to receive $25.00 in cash less the exercise price for each Warrant for each underlying share of Common Stock.

As of March 31, 2022, the Company had 62,929,382 shares of Common Stock issued and outstanding and was the approximate 99.2% owner of Preferred Apartment Communities Operating Partnership, L.P., or the Operating Partnership, at that date. The number of partnership units not owned by the Company totaled 526,128 at March 31, 2022 and represented Class A OP Units of the Operating Partnership, or Class A OP Units. The Class A OP Units are convertible at any time at the option of the holder into the Operating Partnership's choice of either cash or Common Stock. In the case of cash, the value is determined based upon the trailing 20-day volume weighted average price of the Company's Common Stock.

The Company controlled the Operating Partnership through its sole general partner interest and conducted substantially all of its business through the Operating Partnership until January 31, 2020. Beginning February 1, 2020, the Company conducts substantially all of its business through PAC Operations, LLC, or Operations (formerly known as PAC Carveout, LLC), a subsidiary of the Operating Partnership. Operations has elected to be taxed as a real estate investment trust under the Internal

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2020. The Company has determined the Operating Partnership is a variable interest entity, or VIE, of which the Company is the primary beneficiary. The Company is involved with other VIEs as discussed in Note 4. New Market Properties, LLC owns and conducts the business of our portfolio of grocery-anchored shopping centers. Preferred Office Properties, LLC owns and conducts the business of our portfolio of office buildings. Preferred Campus Communities, LLC owned and conducted the business of our portfolio of off-campus student housing communities until the sale of all our student housing communities on November 3, 2020. Each of these entities are or were indirect subsidiaries of the Operating Partnership.

Basis of Presentation

These consolidated financial statements include all of the accounts of the Company and the Operating Partnership. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All significant intercompany transactions have been eliminated in consolidation. Certain adjustments have been made consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

The potential reach, severity and duration of impacts of the COVID-19 pandemic, and developments related to any variants, will cause our estimates and forecasts of future events to be inherently less certain. Actual results could differ from those estimates. Amounts are presented in thousands where indicated.

2.Summary of Significant Accounting Policies

Other than the following, the Company's significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K as of December 31, 2021.

Preferred Equity Investments
The Company invests in certain real estate development projects utilizing preferred equity investment instruments. Preferred equity investments pay the Company a fixed return on these investments, that consist of a current monthly return and a deferred return that is paid upon the maturity of the preferred equity investment or the sale of the underlying project and are in all material respects economically equivalent to the Company's real estate loan investments. The Company carries its investments in real estate loans at amortized cost with assessments made for expected loan loss allowances in the event recoverability of the principal amount becomes doubtful. The balances of real estate loans presented on the consolidated balance sheets consist of drawn amounts on the loans and preferred equity investments, net of unamortized deferred loan origination fees and current expected credit losses. Returns on the Company's preferred equity investments are included within the interest income and preferred equity returns line in its consolidated statements of operations.

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

• Buildings: 30 - 50 years;

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

• Furniture, fixtures & equipment: 3 - 10 years;
• Improvements to buildings and land: 5 - 20 years; or
• Tenant improvements: shorter of economic life or lease term.

Operating expenses related to unit turnover costs, such as carpet cleaning and minor repairs are expensed as incurred.

Development projects owned by the Company and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Construction in progress” during the construction period. Upon completion and certification for occupancy of individual buildings within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to “buildings and improvements”, "tenant improvements" and "furniture, fixtures and equipment" lines as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer and the assets are depreciated over their estimated useful lives.

3. Real Estate Assets

The Company's real estate assets consisted of:

	As of:
	March 31, 2022	December 31, 2021
Residential Properties:
Properties (1,2)	42	41
Units	12,332	12,052
Development Properties (4)	1	—
New Market Properties:
Properties (2)	54	54
Gross leasable area (square feet) (3)	6,210,778	6,210,778
Preferred Office Properties:
Properties	2	2
Rentable square feet	1,072,000	1,072,000
Land	1	1
Rentable square feet	—	—
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

(4) The Helmsman, a 262-unit multifamily development, will consist of approximately 2,600 square feet of gross leasable area of ground floor retail space which is not included in the totals above for New Market Properties.

Residential Properties Acquired

On February 25, 2022, the Company completed the acquisition of Lirio at Rafina, a 280-unit multifamily community located in Orlando, Florida. The aggregate purchase price was approximately $90.0 million, exclusive of acquired escrows, security deposits, prepaids, capitalized acquisition costs and other miscellaneous assets and assumed liabilities.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

The Company allocated the purchase price and capitalized acquisition costs of Lirio at Rafina to the acquired assets and liabilities based upon their fair values, as shown in the following table. The purchase price allocation was based upon the Company's best estimates of the fair values of the acquired assets and liabilities.

(In thousands, except amortization period data)	Lirio at Rafina
Land	$6,088
Buildings and improvements	71,961
Furniture, fixtures and equipment	10,933
Lease intangibles	1,205
Prepaids & other assets	165
Accrued taxes	(165)
Security deposits, prepaid rents, and other liabilities	(117)
Net assets acquired	$90,070

Cash paid	$90,070
Mortgage debt, net	—
Total consideration	$90,070

Capitalized acquisition costs incurred by the Company	$187
Remaining amortization period of intangible
assets and liabilities (months)	7.5

Multifamily Community Assets Sold

The Company had no sales of multifamily community assets during both three-month periods ended March 31, 2022 or 2021.

New Market Properties

The Company had no purchases or sales of grocery-anchored shopping centers during both three-month periods ended March 31, 2022 or 2021.

Preferred Office Properties

The Company had no purchases or sales of Preferred Office Properties' assets during both three-month periods ended March 31, 2022 or 2021.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

The Company recorded aggregate amortization and depreciation expense of:

	Three-month periods ended March 31,
(In thousands)	2022	2021
Depreciation:
Buildings and improvements	$22,935	$26,695
Furniture, fixtures, and equipment	9,691	10,528
	32,626	37,223
Amortization:
Acquired intangible assets	5,114	8,092
Deferred leasing costs	380	469
Website development costs	41	43
Total depreciation and amortization	$38,161	$45,827

At March 31, 2022, the Company had recorded acquired gross intangible assets of $227.0 million, accumulated amortization of $171.6 million, gross intangible liabilities of $70.9 million and accumulated amortization of $38.0 million. Net intangible assets and liabilities as of March 31, 2022 will be amortized over the weighted average remaining amortization periods of approximately 6.4 and 8.2 years, respectively.

At March 31, 2022, the Company held restricted cash that totaled approximately $33.5 million. Of this total, $10.6 million was contractually restricted to fund capital expenditures and other property-level commitments such as tenant improvements and leasing commissions. Another $15.8 million was for lender-required escrows for real estate taxes and insurance premiums. The remainder of the Company's restricted cash consisted primarily of resident and tenant security deposits.

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

These fees are treated as additional interest revenue and are amortized over the period ending with the earlier of (i) the sale of the underlying property and (ii) the maturity of the real estate loans. The Company recorded $0 and approximately $1.2 million of interest revenue from the amortization of these purchase option terminations for both three-month periods ended March 31, 2022 and 2021, respectively.

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

(In thousands)	March 31, 2022	December 31, 2021
Total assets	$36,443	$36,687
Total liabilities	$24,676	$24,703

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

	Three months ended March 31,
(In thousands)	2022	2021
Rental and other property revenues	$880	$815
Total operating expenses	$871	$973
Interest expense	$225	$230
Net income (loss)	$(216)	$(388)
Net income (loss) attributable to the Company	$(108)	$(194)

Investment in Multifamily Development Project
On March 2, 2022, we contributed land valued at $3.7 million, plus a cash commitment of approximately $11.1 million in exchange for a 65% interest in an estimated $65.0 million development project through which the Company will develop The Helmsman, a 262-unit multifamily community located in Wilmington, North Carolina. The entity was deemed a variable interest entity and the Company was considered the primary beneficiary and had control as the general partner. As such, the entity is consolidated on the consolidated financial statements. At March 31, 2022, the Company consolidated project assets of approximately $8.4 million and liabilities of approximately $1.0 million.

4. Real Estate Loans, Notes Receivable, and Line of Credit

The Company's portfolio of fixed rate, interest-only real estate loans, including its preferred equity investment, consisted of:

	March 31, 2022	December 31, 2021
Number of loans	14	11
Number of underlying properties in development	13	10

(In thousands)
Drawn amount	$220,557	$206,270
Deferred loan origination fees	(1,942)	(1,755)
Allowance for expected credit losses	(8,335)	(8,095)
Carrying value	$210,280	$196,420

Unfunded commitments	$95,750	$61,952
Weighted average current interest, per annum (paid monthly)	8.57%	8.58%
Weighted average accrued interest, per annum	3.56%	3.53%

(In thousands)	Principal balance	Deferred loan origination fees	Allowances and CECL Reserves	Carrying value
Balances as of December 31, 2021	$206,270	$(1,755)	$(8,095)	$196,420
Loan fundings	14,287	—	—	14,287
Loan repayments	—	—	—	—
Loans and accrued interest settled through sale	—	—	—	$—
Loan origination fees collected	—	(682)	—	(682)
Amortization of loan origination fees	—	495	—	495
Reserve increases due to loan originations	—	—	(510)	(510)
Net decreases in reserves on existing or loans repaid	—	—	270	270
Balances as of March 31, 2022	$220,557	$(1,942)	$(8,335)	$210,280

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

On February 11, 2022, we closed on a real estate loan investment of up to approximately $16.7 million to partially finance the development and construction of a 286-unit multifamily community to be located in the Orlando, Florida MSA. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 3.5% per annum and matures on August 11, 2025, and may be extended to August 11, 2027.

On February 28, 2022, we closed on a real estate loan investment of up to approximately $17.2 million to partially finance the development and construction of a 242-unit multifamily community to be located in Naples, Florida. The loan pays a current monthly interest rate of 8.5% per annum and accrues additional deferred interest of 4.25% per annum and matures on February 27, 2026, and may be extended to February 27, 2028.

On March 31, 2022, we closed on a preferred equity investment of up to approximately $14.3 million to partially finance the development and construction of a 252-unit multifamily community to be located in Greenville, South Carolina. The investment pays a current monthly return of 8.5% per annum, accrues additional deferred return of 3.5% per annum and matures on March 31, 2026.

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

The Company's allowance for expected credit losses includes allowances on interest receivable on certain instruments, as shown in the following table:

	Three months ended March 31,
(In thousands)	2022	2021
Allowance for expected credit losses:
Haven Campus Communities, LLC line of credit	$332	$405
Net increases in current expected loss reserves on new and existing loans	240	117
Total	$572	$522

The Company assesses the credit quality of its real estate loan and preferred equity investments by a calculated loss reserve ratio, which is an internally-developed credit quality indicator. Loss reserve ratios reflect the amount of protection afforded by the amount of equity and debt financing subordinate to the Company's position in the project; higher reserve ratios reflect a lower amount of invested dollars junior to the Company's position. The following table presents the Company's aggregation of loan amounts (including unpaid interest) by final reserve ratio as of March 31, 2022:

Final reserve ratio	Number of loans and equity investments	Total by project, net of reserves (in thousands)
< 1.00%	3	$30,688
1.00% - 1.99%	10	53,794
2.00% - 2.99%	—	—
3.00% - 3.99%	1	146,480
4.00% - 4.99%	—	—
5.00% +	—	—
	14	$230,962

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

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

The Company's portfolio of notes and lines of credit receivable consisted of:

(In thousands) Borrower	Date of loan	Maturity date	Total loan commitments	Outstanding balance as of:		Interest rate
				March 31, 2022	December 31, 2021
Haven Campus Communities, LLC (1,2)	6/11/2014	12/31/2018	$11,660	$8,875	$9,011	8%
Oxford Capital Partners II, LLC (3)	10/5/2015	3/15/2023	3,500	—	—	10%
Mulberry Development Group, LLC (4)	3/31/2016	6/30/2022	500	—	—	12%
			$15,660	$8,875	$9,011
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

On January 1, 2019, the borrower on the Haven Campus Communities, LLC line of credit defaulted on the loan, triggering the accrual of an additional 10% default interest rate, which is incremental to the original 8% current interest rate. The amount of default interest recorded from the default date through March 31, 2022 was approximately $3.0 million. Under the terms of the loan, amounts collected are applied first to any legal costs incurred by the Company to collect amounts due on the loan; second, to pay any accrued default and current interest on the loan; and third, to repay the principal amount owed.

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

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

The Company recorded interest income and other revenue from these instruments as follows:

Interest income (in thousands)	Three-month periods ended March 31,
	2022	2021
Real estate loans:
Current interest	$4,556	$6,167
Additional accrued interest	1,531	2,822
Loan origination fee amortization	496	244
Purchase option termination fee amortization	—	1,229
Total real estate loan revenue	6,583	10,462
Notes and lines of credit	197	455
Bank and money market accounts	—	—
Interest income on loans and notes receivable	$6,780	$10,917

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
The Company has no decision making authority or power to direct activity, except standard lender rights, which are subordinate to the rights of the senior lenders on the projects. The Company has concluded that it is not the primary beneficiary of the borrowing entities and therefore it has not consolidated these entities in its consolidated financial statements. The Company's maximum exposure to loss from these loans is their drawn amount as of March 31, 2022 of approximately $220.6 million. The maximum aggregate amount of loans to be funded as of March 31, 2022 was approximately $316.3 million, which includes approximately $95.7 million of loan committed amounts not yet funded.
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
The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Beaver Ruin, Solis Cumming Town Center, and Oxford Club Drive real estate loan investments, all of which are partially supporting various real estate projects in or near Atlanta, Georgia. The drawn amount, plus outstanding accrued interest, for these loans as of March 31, 2022 totaled approximately $28.3 million (with a total commitment amount of approximately $53.0 million).

The Company is also subject to a geographic concentration of risk that could be considered significant with regard to the Prado, Altis Santa Barbara, Vintage Horizon West, Hudson at Metro West, and Menlo II real estate loan investments, all of which are partially supporting various real estate projects in Florida. The drawn amount, plus outstanding accrued interest, for these loans as of March 31, 2022 totaled approximately $34.0 million (with a total commitment amount of approximately $78.1 million).

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

The event of a total failure to perform by the borrowers and guarantors would subject the Company to a total possible loss of the drawn amount and all outstanding accrued interest.

5. Redeemable Preferred Stock and Equity Offerings
On February 14, 2020, the Company's offering of a maximum of 1,500,000 Units, with each Unit consisting of one share of Series A Redeemable Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and one Warrant to purchase up to 20 shares of Common Stock (the "$1.5 Billion Unit Offering") expired.

The Series A Preferred Stock, Series A1 Redeemable Preferred Stock (the “Series A1 Preferred Stock”), Series M Preferred Stock, par value $0.01 per share (“mShares”), and Series M1 Redeemable Preferred Stock, par value $0.01 per share (the “Series M1 Preferred Stock”), are collectively defined as “Preferred Stock”.

During the three-month period ended March 31, 2022, the Company called or redeemed an aggregate of 21,189 shares of Preferred Stock for a total redemption cost of $20.8 million.

From January 1, 2022 to February 16, 2022, the Company's active equity offerings consisted of:

•an offering of up to 1,000,000 Shares of Series A1 Preferred Stock, Series M1 Preferred Stock, or a combination of both (collectively the "Series A1/M1 Offering"); and

•an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering").
The Company ceased the issuance and sale of Preferred Stock under the Series A1/M1 Offering on February 10, 2022. Pursuant to the Merger Agreement, the Company is restricted from issuing shares of Preferred Stock under the Series A1/M1 Offering and shares of Common Stock under the 2019 ATM Offering. Certain offering costs are not related to specific closing transactions and are recognized as a reduction of stockholders' equity in the proportion of the number of instruments issued to the maximum number of shares of Preferred Stock anticipated to be issued. Any offering costs not yet reclassified as reductions of stockholders' equity are reflected in the asset section of the consolidated balance sheets as deferred offering costs.

Cumulative gross proceeds and offering costs for the Company's active equity offerings consisted of:

			Deferred Offering Costs
(in thousands) Offering	Total offering	Gross proceeds as of March 31, 2022	Reclassified as reductions of stockholders' equity	Recorded as deferred assets	Total	Specifically identifiable offering costs (1)	Total offering costs
Series A1/M1 Offering	$1,000,000	$293,690	$8,856	$—	$8,856	$27,295	$36,151
2019 ATM Offering	125,000	33,199	540	787	1,327	521	1,848
Total	$1,125,000	$326,889	$9,396	$787	$10,183	$27,816	$37,999

(1) These offering costs specifically identifiable to the Series A1/M1 Offering or the 2019 ATM Offering closing transactions, such as commissions, dealer manager fees, and other registration fees, are reflected as a reduction of stockholders' equity at the time of closing.

Series A1/M1 Offering

On September 27, 2019, the Company’s registration statement on Form S-3 (Registration No. 333-233576) (the “Series A1/M1 Registration Statement”)  was declared effective by the SEC. Shares of Series A1 Preferred Stock and Series M1 Preferred Stock issued under the Series A1/M1 Registration Statement were each offered at a price of $1,000 per share, subject to adjustment under certain conditions.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

Aggregate offering expenses of the Series A1/M1 Offering, including selling commissions and dealer manager fees for the Series A1 Preferred Stock and only dealer manager fees for the Series M1 Preferred Stock, were capped at 12.0% of aggregate gross proceeds of the offering. Dealer manager fees and sales commissions for the Series A1/M1 Offering are not reimbursable.

2019 ATM Offering

During the three-month period ended March 31, 2022, the Company did not issue or sell any shares of Common Stock under the 2019 ATM Offering.

6. Related Party Transactions
On January 31, 2020, the Company internalized the functions performed by the Former Manager and Sub-Manager by acquiring the entities that owned the Former Manager and the Sub-Manager for an aggregate purchase price of $154 million, plus up to $25 million of additional consideration to be paid within 36 months, due upon the earlier of (i) if, for the immediately preceding fiscal year beginning on January 1, funds from operations ("FFO") of the Company per weighted average basic share of the Company’s common stock and Class A Unit (as defined in the limited partnership agreement of PAC OP) outstanding for such fiscal year is determined to be greater than or equal to $1.55, (ii) on the thirty-six (36) month anniversary of the closing of the Internalization or (iii) upon a change in control of the Company. Pursuant to the Stock Purchase Agreement, the sellers sold all of the outstanding shares of capital stock of NELL Partners, Inc. ("NELL") and NMA Holdings, Inc. ("NMA") to Operations in exchange for an aggregate of approximately $111.1 million in cash paid at the closing which reflects the satisfaction of certain indebtedness of NELL, the estimated net working capital adjustment, and a hold back of $15 million for certain specified matters (the "Specified Matters Holdback Amount"). The Specified Matters Holdback Amount is payable to the NELL sellers less certain losses following final resolution of any such specified matters.

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
March 31, 2022

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

The Company declared aggregate quarterly cash dividends on its Common Stock of $0.175 per share for both three-month periods ended March 31, 2022 and 2021. The holders of Class A OP Units of the Operating Partnership are entitled to equivalent distributions as the dividends declared on the Common Stock. At March 31, 2022, the Company had 526,128 Class A OP Units outstanding, which are exchangeable on a one-for-one basis for shares of Common Stock or the equivalent amount of cash.

The Company's dividend and distribution activity consisted of:

	Dividends and distributions declared
	For the three-month periods ended March 31,
(In thousands)	2022	2021
Series A Preferred Stock	$21,221	$29,431
mShares	1,393	1,493
Series A1 Preferred Stock	3,692	2,550
Series M1 Preferred Stock	723	343
PAC Operations REIT Preferred Stock	4	3
Common Stock and Restricted Stock	10,976	8,991
Class A OP Units	82	96
Total	$38,091	$42,907

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

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

Equity compensation expense by award type for the Company was:

	Three-month periods ended March 31,		Unamortized expense as of March 31, 2022
(In thousands)	2022	2021
Class B Unit awards to employees:
2018	$—	$(39)	$—
Restricted stock grants to Board members:
2020	—	133	—
2021	139	—	95
Restricted stock grants for employees:
2020	228	243	2,013
2021	161	29	1,906
2022	168	—	2,922
Performance-based restricted stock units:
2020	129	138	863
2021	230	39	2,003
2022	126	—	1,603
Restricted stock units to employees:
2019	—	16	—
2020	12	12	36
2021	14	3	122
2022	16	—	205
Total	$1,223	$574	$11,768

Performance-based Restricted Stock Unit Grants

On January 25, 2022, March 15, 2021 and July 31, 2020, the Company awarded performance-based restricted stock units (“PSUs”) to certain of its senior executives. Each PSU represents the right to receive one share of Common Stock upon satisfaction of both (i) the market condition, at which time the PSUs become earned PSUs, and (ii) the service requirement, beyond which point the PSUs become vested PSUs.

The market condition requirement of the PSUs consists of a relative measure of total shareholder return (“TSR”) of the Company's Common Stock versus the average TSR of a select group of publicly-traded peer companies. TSR is calculated by dividing the sum of price appreciation and cumulative dividends over the performance period divided by the beginning value of the Common Stock at the performance period commencement date (July 1, 2020 for the 2020 awards, January 1, 2021 for the 2021 awards and January 1, 2022 for the 2022 awards), where the determining values are derived by calculating the 20-day volume weighted average stock price preceding both the performance period commencement date and the performance period end date (June 30, 2023 for the 2020 awards, December 31, 2023 for the 2021 awards and December 31, 2025 for the 2022 awards). PSUs will become earned PSUs according to the percentile rank of the TSR of Company's Common Stock versus the peer group’s average TSR, as shown in the following table:

Level	Relative TSR performance (percentile rank versus peers)	Earned PSUs (% of target)
< Threshold	<35th Percentile	0%
Threshold	35th Percentile	50%
Target	55th Percentile	100%
Maximum	>=75th Percentile	200%

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

The number of PSUs that become earned PSUs can range between 0% and 200% of the original (target) number of PSUs awarded for the 2020 awards and between 0% and 250% of the original (target) number of PSUs for the 2021 and 2022 awards, and actual percentile ranking results between the 35th and 75th percentile are to be interpolated between the percentage earned values shown.

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

Since the PSUs vest in part based upon achievement of a market condition, they were valued utilizing a Monte-Carlo simulation that excludes the value of Common Stock dividends since dividend equivalents accrue separately to the award holders. The underlying valuation assumptions and results for the PSUs were:

Grant date	1/25/2022	3/15/2021	7/31/2020
Stock price on grant date	$16.91	$10.86	$7.23
Dividend yield	7.16%	7.19%	6.87%
Expected volatility	49.45%	49.81%	44.40%
Risk-free interest rate	1.26%	0.29%	0.11%
Target number of PSUs granted:
First vesting tranche	39,904	103,511	136,462
Second vesting tranche	39,904	103,517	136,467
	79,808	207,028	272,929

Calculated fair value per PSU	$21.66	$15.24	$6.76
Total fair value of PSUs	$1,728,641	$3,155,107	$1,845,000

A total of 12,639 and 18,491 PSUs from the 2021 and 2020 grants, respectively, were forfeited during the third quarter 2021.

The expected dividend yield assumptions were derived from the Company’s closing prices of the Common Stock and historical dividend amounts over the trailing five-year period from the grant date.

The Company's own stock price history over the 2.93 year, 2.80 year and 2.91 year periods trailing the grant dates was utilized as the expected volatility assumptions for the 2022, 2021 and 2020 awards, respectively.

The risk-free rate assumptions were obtained from the grant date yields on zero coupon U.S. Treasury STRIPS that have a term equal to the length of the remaining Performance Period and were calculated as the interpolated rate between the two-year and three-year yield percentages.

Restricted Stock Grants

The following annual grants of restricted stock were made to the Company's independent directors as payment of the annual retainer fees. The restricted stock grants for service years 2020 and 2021 vested (or are scheduled to vest) on the earlier of the one-year anniversary of the date of grant and the next annual meeting of stockholders.

Service year	Shares	Fair value per share	Total compensation cost (in thousands)
2020	66,114	$8.05	$532
2021	49,552	$10.45	$518

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

On June 17, 2020, the Company granted restricted stock to certain of its executives and employees. The fair value per share of $8.05 was based upon the closing price of the Company's Common Stock on the business day preceding the grant date. A total of 137,741 shares representing a fair value of approximately $1.1 million will vest on the four year anniversary of the grant date and 344,356 shares representing a fair value of approximately $2.8 million are scheduled to vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date. A total of 22,210 shares of unvested restricted stock was forfeited from the 2020 grant through March 31, 2022.

On March 15, 2021, the Company granted restricted stock to certain of its executives and employees. The fair value per share of $10.69 was based upon the closing price of the Company's Common Stock on the grant date. A total of 261,226 shares representing a fair value of approximately $2.8 million are scheduled to vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date. A total of 20,112 shares of unvested restricted stock was forfeited from the 2021 grant through March 31, 2022.

On January 12, 2022, the Company granted restricted stock to certain of its executives and employees. The fair value per share of $17.35 was based upon the closing price of the Company's Common Stock on the business day preceding the grant date. A total of 178,097 shares representing a fair value of approximately $3.1 million are scheduled to vest on a pro-rata basis on each of the four succeeding anniversaries of the grant date.

Class B OP Units

As of March 31, 2022, all outstanding 58,466 Class B Units of the Operating Partnership, or Class B OP Units, became earned and converted into Class A OP Units, which are convertible into shares of Common Stock one a one-for-one basis at the option of the holder.

    Restricted Stock Units

The Company made grants of restricted stock units, or RSUs, to its employees under the 2019 Plan, and prior to Internalization, made grants of RSUs to certain employees of affiliates of the Company under the 2011 Plan, as shown in the following table:

Grant date	1/12/2022	3/15/2021	1/2/2020	1/2/2019	1/2/2018

RSU activity:
Granted	13,432	20,600	21,400	27,760	20,720
Forfeited	(665)	(2,997)	(5,999)	(8,861)	(8,274)
Units earned, converted into Common Stock	—	(5,912)	(10,385)	(18,899)	(12,446)

RSUs outstanding at March 31, 2022	12,767	11,691	5,016	—	—

RSUs unearned and not yet vested	12,767	11,691	5,016	—	—

RSUs outstanding at March 31, 2022	12,767	11,691	5,016	—	—

Fair value per RSU	$17.35	$10.69	$9.47	$10.77	$16.66
Total fair value of RSU grant	$233,045	$220,214	$202,658	$298,975	$345,195

The RSUs vest in three equal consecutive one-year tranches from the date of grant. For each grant prior to March 15, 2021, on the Initial Valuation Date, the market capitalization of the number of shares of Common Stock at the date of grant is compared to the market capitalization of the same number of shares of Common Stock at the Initial Valuation Date. If the market capitalization measure results in an increase which exceeds the target market threshold, the Vested RSUs become earned RSUs and are settled in shares of Common Stock on a one-to-one basis. Vested RSUs may become Earned RSUs on a pro-rata basis should the result of the market capitalization test be an increase of less than the target market threshold. Any Vested RSUs that do not become Earned RSUs on the Initial Valuation Date are subsequently remeasured on a quarterly basis until such time as

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

all Vested RSUs become Earned RSUs or are forfeited due to termination of continuous service due to an event other than as a result of a qualified event, which is generally the death or disability of the holder. Continuous service through the final valuation date is required for the Vested RSUs to qualify to become fully Earned RSUs. RSUs issued on March 15, 2021 and January 12, 2022 may become vested subject only to satisfaction of the service requirement.

Because RSUs granted prior to March 15, 2021 were valued using the identical market condition vesting requirement that determines the transition of the Vested Class B Units to Earned Class B Units, the same valuation assumptions per RSU were utilized to calculate the total fair values of the RSUs. The total fair value amounts pertaining to grants of RSUs, net of forfeitures, are amortized as compensation expense over the three one-year periods ending on the three successive anniversaries of the grant dates.

9. Indebtedness

    Mortgage Notes Payable

Financing of real estate assets

On March 2, 2022, we originated a construction loan supporting our Helmsman development with a maximum borrowing capacity of $42.3 million, that accrues interest utilizing the Standard Overnight Financing Rate (SOFR) plus 235 basis points. The loan has interest only payments until it matures on September 2, 2025.

On March 30, 2022, we financed our Lirio at Rafina multifamily community with a mortgage in the amount of $54.0 million, that bears interest at a fixed rate of 3.27% and matures on April 1, 2032. During the three-month period ended March 31, 2021, we did not originate any financing of our real estate assets.

Repayments and refinancings

The following table summarizes our mortgage debt refinancing and repayment activity for both three-month periods ended March 31, 2022 and 2021:

Date	Property	Previous balance (in millions)	Previous interest rate / spread over 1 month LIBOR	Loan refinancing costs expensed (in thousands)	New balance (in millions)	New interest rate	Additional deferred loan costs from refinancing (in thousands)
2/15/2022	Chestnut Farm	$51.8	L + 150	$363	$52.3	3.25%	$108
2/28/2021	Village at Baldwin Park	$69.4	3.59%	$6	$69.4	3.27%	$923

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

The following table summarizes our mortgage notes payable at March 31, 2022:

Fixed rate mortgage debt:	Principal balances due (in thousands)	Weighted-average interest rate	Weighted average remaining life (years)
Multifamily Properties	$1,654,145	3.38%	8.0
New Market Properties	568,793	3.96%	6.1
Preferred Office Properties	163,829	4.35%	15.9
Total fixed rate mortgage debt	$2,386,767	3.58%	8.1

Variable rate mortgage debt:
Multifamily Properties	$20,700	3.02%	8.3
New Market Properties	19,750	2.49%	4.4
Total variable rate mortgage debt	$40,450	2.76%	6.4

Total mortgage debt:
Multifamily Properties	$1,674,845	3.37%	8.0
New Market Properties	588,543	3.91%	6.1
Preferred Office Properties	163,829	4.35%	15.9
Total principal amount	2,427,217	3.57%	8.1
Deferred loan costs	(34,587)
Mark to market loan adjustment	(3,858)
Mortgage notes payable, net	$2,388,772

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

As of March 31, 2022, the weighted-average remaining life of deferred loan costs related to the Company's mortgage indebtedness was approximately 8.6 years. Our mortgage notes have maturity dates between September 1, 2022 and June 1, 2054.

Credit Facility

The Company has a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which includes a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. The maximum borrowing capacity on the Revolving Line of Credit is $200 million with an option to increase to $300 million pursuant to an accordion feature. The accordion feature permits the maximum borrowing capacity to be expanded or contracted without amending any further terms of the instrument. On May 4, 2021, the Fourth Amended and Restated Credit Agreement, or the Amended and Restated Credit Agreement, was amended to extend the maturity to May 4, 2024, with an option to extend the maturity date to May 4, 2025, subject to certain conditions described therein. The Revolving Line of Credit accrues interest at a variable rate of one month LIBOR plus an applicable margin of 2.50% to 3.50% per annum, depending upon the Company’s leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.15% for the three-month period ended March 31, 2022. The commitment fee on the average daily unused portion of the Revolving Line of Credit is 0.20% or 0.25% per annum, depending upon the Company's outstanding Credit Facility balance.

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
March 31, 2022

solely for purposes of this covenant, AFFO is calculated as earnings before interest, taxes, depreciation and amortization expense, plus reserves for capital expenditures, less normally recurring capital expenditures, less consolidated interest expense.
As of March 31, 2022, the Company was in compliance with all covenants related to the Revolving Line of Credit, as amended, as shown in the following table:

Covenant (1)	Requirement		Result
Net worth	Minimum $1.3 billion	(2)	$1.9 billion
Debt yield	Minimum 8.75%	(3)	9.88%
Payout ratio	Maximum 100%	(4)	87.6%
Total leverage ratio	Maximum 65%		55.6%
Debt service coverage ratio	Minimum 1.50x	(5)	1.85x

(1) All covenants are as defined in the credit agreement for the Revolving Line of Credit.
(2) The minimum net worth covenant decreased to a minimum of $1.3 billion on July 29, 2021 with the closing of the sale of five office properties and one real estate loan investment.
(3) The minimum debt yield covenant increases to a minimum of 9.0% on May 5, 2023.
(4) Calculated on a trailing four-quarter basis. For the period ended March 31, 2022, the maximum dividends and distributions allowed under this covenant was approximately $169.5 million.
(5) Minimum of 1.50x if AFFO payout ratio is less than or equal to 95% and 1.70x if greater than 95%.

Loan fees and closing costs for the establishment and subsequent amendments of the Credit Facility are amortized utilizing the straight line method over the life of the Credit Facility. At March 31, 2022, unamortized loan fees and closing costs for the Credit Facility were approximately $1.6 million, which will be amortized over a remaining loan life of approximately 2.2 years. Loan fees and closing costs for the mortgage debt on the Company's properties are amortized utilizing the effective interest rate method over the lives of the loans.

    Acquisition Facility

On February 28, 2017, the Company entered into a credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain an acquisition revolving credit facility, or Acquisition Facility, with a maximum borrowing capacity of $200 million. The purpose of the Acquisition Facility was to finance acquisitions. On March 25, 2019, the maximum borrowing capacity was decreased to $90 million by agreement between the Company and KeyBank. The Acquisition Facility accrued interest at a variable rate of one month LIBOR plus a margin of between 1.75% per annum and 2.20% per annum, depending on the type of assets acquired and the resulting property debt service coverage ratio. The Acquisition Facility matured on March 1, 2022.

    Interest Expense

Interest expense, including amortization of deferred loan costs was:

	Three-month periods ended March 31,
(In thousands)	2022	2021
Multifamily Communities	$14,608	$13,224
New Market Properties	6,165	6,444
Preferred Office Properties	1,828	6,668
Total	22,601	26,336
Credit Facility and Acquisition Facility	559	655
Interest Expense	$23,160	$26,991

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

    Future Principal Payments
The Company’s estimated future principal payments due on its debt instruments as of March 31, 2022 were:

Period	Future principal payments (in thousands)
2022 (1)	$54,993
2023	81,841
2024	300,318
2025	57,692
2026	339,105
Thereafter	1,593,268
Total	$2,427,217
(1) Remaining nine months

10. Income Taxes

The Company elected to be taxed as a REIT effective with its tax year ended December 31, 2011, and therefore, the Company will not be subject to federal and state income taxes, so long as it distributes 100% of the Company's annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid) to its stockholders. For the Company's tax years prior to its REIT election year, its operations resulted in a tax loss. As of December 31, 2010, the Company had deferred federal and state tax assets totaling approximately $298,100, none of which were based upon tax positions deemed to be uncertain. These deferred tax assets will most likely not be used since the Company elected REIT status; therefore, management has determined that a 100% valuation allowance is appropriate as of March 31, 2022 and December 31, 2021.

11. Commitments and Contingencies

In November 2020, the Company filed a lawsuit to collect past due rent owed to the Former Manager of the Company, as sub-landlord pursuant to an office sublease agreement dated October 1, 2014 by and among the Former Manager, as sub-landlord, and Haven Campus Communities, LLC and Madison Retail, LLC as sub-tenants. The Company retains partial personal guaranties of repayment from the principals of Haven Campus Communities, LLC and Madison Retail, LLC. In December 2020, the defendants answered the lawsuit and filed counterclaims against the Company and its affiliates. At this time, the case is in discovery, so the Company is unable to make any estimates on timing or amounts that may be collected by the Company.
Also In November 2020, the Company filed a lawsuit to collect past due rent owed to the Former Manager of the Company, as sub-landlord pursuant to an office sublease agreement dated May 1, 2017 by and between the Former Manager and Elevation Development Group, LLC as sub-tenants. On May 4, 2022, the Company settled this suit for a cash payment of $112,500.

On January 31, 2020, the Company assumed its Former Manager's eleven-year office lease as amended, which began on October 9, 2014. As of March 31, 2022, the amount of rent due from the Company was $10.9 million over the remaining term of the lease.

Following the filing of the preliminary proxy statement in connection with the Merger, plaintiffs filed eight separate lawsuits related to the Company's proxy statement. The results of these legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. Although the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that these lawsuits are without merit, and as such the Company is unable to make an estimate on timing or amounts related to these cases.

At March 31, 2022, the Company had unfunded commitments on its real estate loan and preferred equity portfolio of approximately $95.7 million, and on its development joint venture for The Helmsman, $6.2 million of equity to be contributed.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

At March 31, 2022, the Company had unfunded contractual commitments for tenant, leasing, and capital improvements of approximately $18.5 million.

The Company is otherwise currently subject to neither any known material commitments or contingencies from its business operations, nor any material known or threatened litigation, other than as described herein.

12. Operating Leases

Company as Lessor

For both three-month periods ended March 31, 2022 and 2021, the Company recognized rental property revenues of $95.2 million and $101.6 million, respectively, of which $10.5 million and $11.3 million, respectively, represented variable rental revenue.

Company as Lessee

The Company has one ground lease for which the Company has evaluated its renewal option periods in quantifying its related lessee asset and liability. In determining the value of its right of use asset and lease liability, the Company used discount rates comparable to recent loan rates obtained on comparative properties within its portfolio.

The Company is also, as of January 31, 2020 following the Internalization, the lessee of office space for its property support center which expires in May 2026, and of furniture and office equipment, which leases generally are three to five years in duration with minimal rent increases. The Company subleases a portion of its leased office space to third parties; office rental expense is included net of the revenue from these subleases in the general and administrative expense line on the consolidated statements of operations. Revenue from subleased office space was approximately $243,000 and $235,000 for both three-month periods ended March 31, 2022 and 2021, respectively.

The Company recorded lease expense as follows:

	Three-month periods ended March 31,				As of March 31, 2022
	2022		2021		Weighted average remaining lease term (years)	Weighted average discount rate
(In thousands)	Lease expense	Cash paid	Lease expense	Cash paid
Office space	$728	$747	$728	$730	3.8	3.0%
Ground leases	6	4	15	13	42.8	4.5%
Office equipment	16	16	36	36	2.2	3.0%
Total	$750	$767	$779	$779

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

Future minimum rent expense for office space, ground leases and office equipment were:

For the year ending December 31:	Future Minimum Rents as of March 31, 2022
(in thousands)	Office space	Ground leases	Office equipment	Total
2022 (1)	$2,109	$11	$44	$2,164
2023	2,497	15	41	2,553
2024	3,139	15	20	3,174
2025	2,808	17	12	2,837
2026	355	17	—	372
Thereafter	—	922	—	922
Total	$10,908	$997	$117	$12,022
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

(In thousands)	March 31, 2022	December 31, 2021
Assets:
Multifamily Communities	$2,038,140	$1,958,592
Financing	242,297	226,734
New Market Properties	1,018,834	1,032,658
Preferred Office Properties	325,079	327,548
Other	115,922	17,836
Consolidated assets	$3,740,272	$3,563,368

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

Total capitalized expenditures (inclusive of additions to construction in progress, but exclusive of the purchase price of acquisitions) were as follows:

	Three-month periods ended March 31,
(In thousands)	2022	2021
Capitalized expenditures:
Multifamily Communities	$2,414	$2,506
New Market Properties	1,653	1,623
Preferred Office Properties	322	3,007
Total	$4,389	$7,136

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

Total revenues by reportable segment of the Company were:

	Three-month periods ended March 31,
(In thousands)	2022	2021
Revenues
Rental and other property revenues:
Multifamily Communities	$61,781	$50,521
New Market Properties	27,559	26,967
Preferred Office Properties (1)	8,743	27,275
Total rental and other property revenues	98,083	104,763

Financing revenues	6,780	10,917
Miscellaneous revenues	17	20
Consolidated revenues	$104,880	$115,700
(1) Included in rental revenues for our Preferred Office Properties segment is the amortization of deferred revenue for tenant-funded leasehold improvements from a major tenant in our Three Ravinia and Westridge office buildings. As of March 31, 2022, the Company has recorded deferred revenue in an aggregate amount of $47.0 million in connection with such improvements. The remaining balance to be recognized is approximately $31.3 million which is included in the deferred revenues line on the consolidated balance sheets at March 31, 2022. These total costs will be amortized over the lesser of the useful lives of the improvements or the individual lease terms. The Company recorded non-cash revenue of approximately $0.9 million for both three-month periods ended March 31, 2022 and 2021.

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

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

Segment NOI for each reportable segment was as follows:

	Three-month periods ended March 31,
(In thousands)	2022	2021
Segment net operating income (Segment NOI)
Multifamily Communities	$36,894	$29,223
New Market Properties	18,939	18,596
Preferred Office Properties	6,134	19,635
Financing	6,780	10,911
Miscellaneous revenues	17	20
Consolidated segment net operating income	68,764	78,385
Interest expense:
Multifamily Communities	14,608	13,224
New Market Properties	6,165	6,444
Preferred Office Properties	1,828	6,668
Corporate	559	655
Depreciation and amortization:
Multifamily Communities	22,960	22,094
New Market Properties	10,769	11,761
Preferred Office Properties	4,377	11,915
Corporate	55	57
Equity compensation to directors and executives	1,223	574
Management Internalization expense	244	245
Allowance for expected credit losses	572	522
Gain on sale of real estate	—	(798)
Loss on sale of land	22	—
Loss on extinguishment of debt	363	—
Loss from unconsolidated joint venture	108	194
General and Administrative	7,842	7,539
Merger-related costs	4,913	—
Net loss	$(7,844)	$(2,709)

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

14. Income (Loss) Per Share

The following is a reconciliation of weighted average basic and diluted shares outstanding used in the calculation of income (loss) per share of Common Stock:

	Three-month periods ended March 31,
(In thousands, except per-share figures)	2022	2021
Numerator:
Operating income before gains on sales of real estate and loss from unconsolidated joint venture	$15,809	$23,678
Loss from unconsolidated joint venture	(108)	(194)
Gain on sale of real estate	—	798
Operating income	15,701	24,282
Interest expense	23,160	26,991
Loss on extinguishment of debt	(363)	—
Loss on sale of land	(22)	—
Net loss	(7,844)	(2,709)
Net loss attributable to non-controlling interests (A)	30	62
Net loss attributable to the Company	(7,814)	(2,647)
Dividends declared to preferred stockholders (B)	(27,033)	(33,820)
Net loss attributable to unvested restricted stock (C)	(137)	(142)
Net loss attributable to common stockholders	$(34,984)	$(36,609)

Weighted average number of shares of Common Stock - basic	56,255	50,033
Effect of dilutive securities: (D)	—	—
Weighted average number of shares of Common Stock - basic and diluted	56,255	50,033
Net loss per share of Common Stock attributable to
common stockholders, basic and diluted	$(0.62)	$(0.73)

(A) The Company's outstanding Class A Units of the Operating Partnership (526 and 548 Units at March 31, 2022, and 2021, respectively) contain rights to distributions in the same amount per unit as for dividends declared on the Company's Common Stock. The impact of the Class A Unit distributions on earnings per share has been calculated using the two-class method whereby earnings are allocated to the Class A Units based on dividends declared and the Class A Units' participation rights in undistributed earnings.

(B) The Company’s shares of Series A Preferred Stock outstanding accrue dividends at an annual rate of 6% of the stated value of $1,000 per share, payable monthly. The Company had 1,302 and 1,694 outstanding shares of Series A Preferred Stock at March 31, 2022 and 2021, respectively, and 246 and 184 outstanding shares of Series A1 Preferred Stock at March 31, 2022 and 2021, respectively. The Company's mShares accrue dividends at an escalating rate of 5.75% in year one to 7.50% in year eight and thereafter. The Company had 83 and 87 mShares outstanding at March 31, 2022 and 2021, respectively. The Company's shares of Series M1 Preferred Stock accrue dividends at an escalating rate of 6.1% in year one to 7.1% in year ten and thereafter. The Company had 44 and 21 shares of Series M1 Preferred Stock outstanding at March 31, 2022 and 2021, respectively.

(C) The Company's outstanding unvested restricted share awards (782 and 809 shares of Common Stock at March 31, 2022 and 2021, respectively) contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings. Given the Company's unvested restricted share awards are defined as participating securities, the dividends declared for that period are adjusted in determining the calculation of loss per share of Common Stock.

(D) Potential dilution from (i) warrants outstanding from issuances of Units from our Series A Preferred Stock offerings that are potentially exercisable into 8,239 shares of Common Stock; (ii) 733 shares of unvested restricted common stock; (iii) 29 outstanding Restricted Stock Units; and (iv) 529 PSUs are excluded from the diluted shares calculations because the effect was antidilutive. Class A Units were excluded from the denominator because earnings were allocated to non-controlling interests in the calculation of the numerator.

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

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

	As of March 31, 2022
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$228,850	$236,159	$—	$—	$236,159
Notes receivable and line of credit receivable	8,875	8,875	—	—	8,875
	$237,725	$245,034	$—	$—	$245,034
Financial Liabilities:
Mortgage notes payable	$2,427,217	$2,355,741	$—	$—	$2,355,741
Revolving line of credit	—	—	—	—	—
	$2,427,217	$2,355,741	$—	$—	$2,355,741

	As of December 31, 2021
	Carrying value		Fair value measurements using fair value hierarchy
(In thousands)		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Real estate loans	$213,458	$219,923	$—	$—	$219,923
Notes receivable and line of credit receivable	9,011	9,011	—	—	9,011
	$222,469	$228,934	$—	$—	$228,934
Financial Liabilities:
Mortgage notes payable	$2,382,652	$2,414,774	$—	$—	$2,414,774
Revolving line of credit	—	—	—	—	—
	$2,382,652	$2,414,774	$—	$—	$2,414,774

The fair value of the real estate loans within the level 3 hierarchy are comprised of estimates of the fair value of the notes, which were developed utilizing a discounted cash flow model over the remaining terms of the notes until their maturity dates and utilizing discount rates believed to approximate the market risk factor for notes of similar type and duration. The fair values also contain a separately-calculated estimate of any applicable additional interest payment due to the Company at the maturity date of the loan, based on the outstanding loan balances at March 31, 2022 and December 31, 2021, discounted to the reporting date utilizing a discount rate believed to be appropriate for multifamily development projects.

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

Preferred Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

16. Subsequent Events

On April 5, 2022, the Company sold its Champions Village grocery-anchored shopping center in Houston, Texas for $45.0 million and recorded a gain on the sale of approximately $1.9 million.

On April 12, 2022, the Company's Vintage Horizon West real estate loan investment was repaid in full.

On April 20, 2022, the Company sold its Sweetgrass Corner grocery-anchored shopping center in Charleston, South Carolina for $17.0 million and recorded a gain on the sale of approximately $4.3 million.

Between April 1, 2022 and April 30, 2022, the Company issued 1,451,700 shares of common stock at an average price of $19.70 per share from exercises of Warrants and collected approximately $28.6 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

    During the three-month period ended March 31, 2022, we acquired one multifamily community, consisting of 280 units in the Orlando, Florida MSA. We also closed on two real estate loan investments and one preferred equity investment with an aggregate commitment amount of $48.1 million, adding 780 multifamily units to our acquisition pipeline.

    During the first quarter 2022, we issued an aggregate of 9,858,480 shares of our common stock, par value $0.01 per share ("Common Stock"), at a weighted average price of $19.68 per share from exercises of Warrants. Our equity offerings are discussed in detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As previously announced, on February 16, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) with Pike Parent LLC (“Parent”), Pike Merger Sub I LLC (“Merger Sub I”), Pike Merger Sub II LLC (“Merger Sub II”), Pike Merger Sub III LLC (“Merger Sub III” and, together with Parent, Merger Sub I and Merger Sub II, the “Parent Parties”), the Operating Partnership and PAC Operations, LLC (“Operations”). The Parent Parties are affiliates of BREIT, which is an affiliate of Blackstone Inc. Pursuant to the Merger Agreement, (i) Merger Sub II will merge with and into the Operating Partnership (the “Partnership Merger”) with the Operating Partnership being the surviving entity and immediately following the consummation of the Partnership Merger, (ii) Operations will merge with and into Merger Sub III (the “Operations Merger”) with Merger Sub III being the surviving entity and immediately following the Operations Merger, (iii) the Company will merge with and into Merger Sub I (the “Company Merger” and, together with the Partnership Merger and the Operations Merger, the “Mergers”) with Merger Sub I being the surviving entity. Pursuant to the Merger Agreement, (i) each share of common stock that is issued and outstanding immediately prior to the Mergers will be automatically cancelled and converted into the right to receive $25.00 in cash and (ii) each share of preferred stock that is issued and outstanding immediately prior to the Mergers will be automatically cancelled and converted into the right to receive $1,000 in cash, plus any accrued but unpaid dividends, if any, to and including the closing date of the Mergers. Notwithstanding the forgoing, any shares of common stock or preferred stock held by the Company or any subsidiary of the Company or by the Parent Parties or any of their respective subsidiaries, if any, will no longer be outstanding and will automatically be retired and will cease to exist, and no consideration will be paid in connection with the Mergers.

The Mergers are subject to customary closing conditions, including approval by the Company’s common stockholders at a special meeting to be held on June 7, 2022. The Mergers are expected to close on the third business day after the conditions to closing are satisfied or waived, including approval of the Company’s stockholders of the Mergers. The Company can provide no assurances regarding whether the Mergers will close as expected during the second quarter of 2022, or at all. The board of directors of the Company has unanimously approved the Merger Agreement and has recommended approval of the Mergers by the Company’s common stockholders.

    Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "goals," "guidance," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•    risks associated with our ability to obtain the stockholder approval required to consummate the Mergers and the risk that the closing of the Mergers will not occur within the expected timeframe or at all;
•     unanticipated difficulties or expenditures relating to the Mergers;
•     the occurrence of any event, change or other circumstances that could give rise to the termination of the
Merger Agreement;
•    the outcome of any legal proceedings that may be instituted against the parties and others related to the
Merger Agreement;
•     disruptions to our current plans and operations or diverted attention from our ongoing business operations by management or our employees as a result of the proposed Mergers;

•    unanticipated difficulties or expenditures relating to the Mergers, the response of business partners and competitors to the announcement of the transaction and/or potential difficulties in employee retention as a result of the announcement and pendency of the transaction;
•    our exclusive remedy against the counterparties to the Merger Agreement with respect to any breach of the
Merger Agreement being to seek payment by Parent of the parent termination payment in the amount of
$300 million (which amount is guaranteed by the operating partnership of BREIT), which may not be adequate to cover our damages;
•    our restricted ability to pay dividends to the holders of our Common Stock pursuant to the Merger
Agreement;
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
•     our ability to maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes through the effective time of the Company Merger and Operations’ ability to maintain its qualification as a REIT for U.S. federal income tax purposes through the effective time of the Operations
Merger;
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

Forward-looking statements are found throughout this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The forward-looking statements should be read in light of the risk factors indicated in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and as may be supplemented by any amendments to our risk factors in our subsequent quarterly reports on Form 10-Q and other reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
General
    The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial position. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Industry Outlook

    Despite the continued, but lesser, impact from COVID-19 and the first contraction in the US economy since the start of the pandemic during the first quarter of 2022, we believe the US economy will generally remain favorable for the remainder of 2022, with continued improvement in the job market from pandemic lows, strong consumer spending and modest improvements in the overall economy. As the country continues to combat the effects of the COVID-19 pandemic, it should be the case that the impact from the pandemic continues to lessen, although the US economy is currently experiencing high inflation, rising interest rates and volatility as a result of geopolitical instability. We believe a recovering economy, improving job market should help create favorable conditions for continued growth in the multifamily, grocery-anchored shopping centers and Class A office sectors for the remainder of the year. While inflation and rising interest rates can have mixed effects on the economy, they could have equally mixed effects on our operations and markets.

Multifamily Communities

We continue to believe in the health of the multifamily industry, which is driven by both favorable demographic tailwinds and strong economic fundamentals.

Two of the nation’s largest generational cohorts - an estimated 72 million Millennials and 72 million Baby Boomers – continue to create demand for multifamily housing. Lifestyle trends within these groups support the multifamily thesis, with Millennials seeking flexibility and Baby Boomers looking to downsize and reduce ongoing maintenance required with home ownership. These trends are further amplified within our footprint and strategy: operating newly-constructed Class A communities in growing suburban Sunbelt markets. The Sunbelt region continues to benefit from in-migration trends as weather, affordability and friendly business environments attract households and corporations alike. Millennials, who on average are forming households and starting families later than prior generations, are now searching for additional square footage, relative affordability and good schools; attributes that are generally more prevalent in the suburbs.

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

New Market Properties

We specialize in owning and operating shopping centers anchored by market-leading grocers complemented by convenience-based retailers across high-growth suburban Sunbelt markets. These centers are primarily anchored by Publix, Kroger, Harris Teeter, and other market share leading grocers with high sales volume per square foot. We believe that our focus on an e-commerce resilient, daily needs-centric merchandising mix has our portfolio positioned well to flourish amidst the accelerated migration to the Sunbelt and resurgence of the sector.

Given the strong fundamentals and resiliency of grocery-anchored retail, investment volume in the sector significantly increased during 2021. Across the Southeast market, investment volume in grocery-anchored assets increased 74% in 2021 compared to pre-pandemic volumes while at all-time low cap rates. Investor interest in the sector remains strong in 2022, however the transactional market has begun to shift due to rising interest rates. While the grocery-anchored market saw a cap rate compression of 50 basis points in 2021, we believe that interest rates should put a strain on further compression and could lead to cap rate expansion in the near term.

We are encouraged by the strong retailer demand in our shopping centers. According to Placer.ai, our portfolio’s foot traffic in 2021 was 3% higher than 2019 levels, generating 66 million trips to our assets, with our grocery partners responsible for 37 million of those trips. Amidst increased customer visits, our portfolio of suburban Sunbelt grocers continued its strong performance in 2021, increasing sales 5% from 2020 levels and 17% from 2019 levels. We believe that our grocer partners will continue to benefit from rising inflation and its effect on sales volume through 2022. However, further sales growth likely will remain hindered by ongoing supply chain issues.

On a macro level, grocery sales have experienced a 16% increase since 2019, exceeding $800 billion in 2021. Grocers’ ability to adapt and position for success in the ever-changing retail landscape is evident in the growth of grocery e-commerce sales. Online grocer sales surged from pre-pandemic levels, increasing to $122.4 billion in 2021 compared to $66.5 billion in 2019. Our grocery partners are all engaged in this trend by further developing their curbside pickup and Buy Online Pickup in Store ("BOPIS") offerings as they establish themselves as the optimal last mile touchpoint for shoppers. As our grocery partners continue to thrive, our e-commerce resilient and convenience-focused tenancy is positioned well to benefit from the strong tailwinds that the suburbs throughout the Sunbelt are experiencing today.

Preferred Office Properties

              Preferred Office Properties operates two Class A office assets comprising 1.1 million square feet in the Atlanta and San Antonio markets. Our assets have maintained high occupancy, with the Atlanta asset (3 Ravinia) currently 93% leased, and the San Antonio buildings 100% leased. Nonetheless, from a broader market perspective we have observed that new leasing activity remains subdued and available sublease space is plentiful due to continued uncertainty in the demand for space, as related to the COVID-19 pandemic. We expect to see some level of continued soft demand in the near-term. Our office assets are well positioned with large, multi-year contractual leases and rent schedules paired with high quality tenant balance sheets that have offered protection against adverse impacts of COVID-19.

The pandemic has highlighted the trend of relocations out of larger gateway cities to the suburban, Sunbelt target markets. As the pandemic eases, this trend could continue or abate as the market settles from the disruption of COVID-19. We continue to see interest in our assets from companies of varying sizes and from varying industries, which is a positive trend for our investment thesis and the markets in which we have invested.

The company sold a substantial majority of its office assets during the third quarter 2021. The sale of these assets marks a continuation of our stated strategy to simplify our investment focus, realign our balance sheet and to ultimately exit the office business entirely over time.

Critical Accounting Estimates
    There have been no material changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

    As of March 31, 2022, we had 411,966 outstanding Warrants from our sales of Units. The Warrants are exercisable by the holder at an exercise price of 120% of the current market price per share of the Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $19.50 per share for Warrants issued after February 15, 2017. The current market price per share is determined using the closing market price of the Common Stock immediately preceding the issuance of the Warrant. The Warrants are not exercisable until one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2022, a total of 1,024,499 Warrants had been exercised into 20,489,980 shares of Common Stock. The 411,966 Warrants outstanding at March 31, 2022 have exercise prices that range between $19.50 and $21.70 per share. If all the Warrants outstanding at March 31, 2022 were exercised, gross proceeds to us would be approximately $162.3 million and we would as a result issue an additional 8,239,320 shares of Common Stock. Any unexercised Warrants to purchase Common Stock of the Company (“Warrants”) will remain outstanding following the completion of the Mergers in accordance with their terms and will be entitled to receive $25.00 in cash less the exercise price for each Warrant for each underlying share of Common Stock.

New Accounting Pronouncements

For a discussion of our adoption of new accounting pronouncements, please see Note 2 of our Consolidated Financial Statements.

Results of Operations

    Certain financial highlights of our results of operations for both three-month periods ended March 31, 2022 and 2021 were:

	Three months ended March 31,		% change
	2022	2021
Revenues (in thousands)	$104,880	$115,700	(9.4)%
Per share data:
Net income (loss) (1)	$(0.62)	$(0.73)	—
FFO (2)	$0.05	$0.16	(68.8)%
Core FFO (2)	$0.19	$0.25	(24.0)%
AFFO (2)	$0.15	$0.18	(16.7)%
Dividends (3)	$0.175	$0.175	—

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
(3) Per share of Common Stock and Class A Unit outstanding.

Financial

•Our total revenues for the quarter ended March 31, 2022 decreased approximately $10.8 million, or 9.4%, to $104.9 million from the quarter ended March 31, 2021, due primarily to the absence of revenues from the eight office properties and one real estate loan investment that we sold during the third and fourth quarters of 2021. The disposed office properties contributed approximately $18.7 million, or 16.1% of our total revenues for the quarter ended March 31, 2021.

•Our net loss per share was $(0.62) and $(0.73) for the three-month periods ended March 31, 2022 and 2021, respectively. Funds From Operations, or FFO, was $0.05 and $0.16 per weighted average share of Common Stock and Class A Unit outstanding for the three months ended March 31, 2022 and 2021, respectively. The decline in FFO per share was driven by:

•Lower operating results following the sale of our office properties of $(0.17) per share;
•Lower cash dividend requirements on our preferred stock of $0.14 per share;
•Lower revenues from our real estate loan portfolio of $(0.10) per share;
•Merger-related costs incurred of $(0.09) per share;
•Improved property operating performance, lower interest expense and other items of $0.06 per share; and
•Deemed dividends due to calls and cash redemptions of our preferred stock of $0.05 per share.

•Our Core FFO per share decreased to $0.19 for the first quarter 2022 from $0.25 for the first quarter 2021, due to:

•Lower operating results following the sale of our office properties of $(0.17) per share;
•Lower cash dividend requirements on our preferred stock of $0.14 per share;
•Lower revenues from our real estate loan portfolio of $(0.10) per share; and
•Improved property operating performance, lower interest expense and other items of $0.06 per share.

•Our AFFO per share decreased to $0.15 for the first quarter 2022, from $0.18 for the first quarter 2021, due to:

•Lower operating results following the sale of our office properties of $(0.17) per share;
•Lower cash dividend requirements on our preferred stock of $0.14 per share;
•Lower revenues from our real estate loan portfolio of $(0.10) per share;
•Improved property operating performance, lower interest expense and other items of $0.06 per share; and
•Lower recurring capital expenditures of $0.03 per share.

•Our Core FFO payout ratio to Common Stockholders and Unitholders was approximately 102.1% and our Core FFO payout ratio to our preferred stockholders was approximately 71.4% for the first quarter 2022. (A)

•Our AFFO payout ratio to Common Stockholders and Unitholders was approximately 126.9% and our AFFO payout ratio to our preferred stockholders was approximately 75.6% for the first quarter 2022.

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

Operational

•Our rental rates for our multifamily same-store properties for new and renewal leases increased 16.6% and 11.9%, respectively, and 14.1% blended for first quarter 2022 as compared to the expiring leases, excluding shorter-term leases of two months or less.

•Our rental rates for our multifamily same-store properties for new and renewal leases increased 15.7% and 11.9%, respectively, and 13.7% blended for April 2022 as compared to the expiring leases, excluding shorter-term leases of two months or less.
•As of March 31, 2022, the average age of our multifamily communities was approximately 6.6 years, which we believe is the youngest in the public multifamily REIT industry.

•As of March 31, 2022, all of our owned multifamily communities had achieved stabilization except for Lirio at Rafina, which was acquired during the first quarter 2022. We define stabilization as reaching 93% occupancy for all three months within a single quarter.

•The average physical occupancy of our same-store multifamily communities increased to 96.3% for the three-month period ended March 31, 2022 from 95.8% for the three-month period ended March 31, 2021 but was unchanged from the three-month period ended December 31, 2021.

Financing and Capital Markets

•As of March 31, 2022, approximately 98.3% of our permanent property-level mortgage debt had fixed interest rates and approximately 0.9% had variable interest rates which are capped. We believe we are well protected against potential increases in market interest rates. Our overall weighted average interest rate for our mortgage debt portfolio was 3.37% for multifamily communities, 4.35% for our remaining office properties, 3.91% for grocery-anchored retail properties and 3.57% in the aggregate.

•During the first quarter 2022, we issued and sold an aggregate of 3,167 shares of Preferred Stock prior to February 10, 2022, when we ceased issuing new shares of preferred stock. We redeemed or called an aggregate of 21,189 shares of Preferred Stock, resulting in a net reduction of 18,022 outstanding shares of preferred stock, for a net cash outflow of approximately $17.7 million.

•During the first quarter 2022, warrants were exercised by the holders at a weighted average price of $19.68 per share and, as a result, we collected approximately $194.0 million from the issuance of an aggregate of 9,858,480 shares of Common Stock. We issued no shares of Common Stock under the 2019 ATM Offering during the first quarter 2022.

•At March 31, 2022, our leverage, as measured by the ratio of our debt to the undepreciated book value of our total assets, was approximately 55.8%.

•At March 31, 2022, we had no outstanding balance and $200.0 million available to be drawn on our revolving line of credit.

•Our outstanding shares of preferred stock have decreased since January 1, 2019, as summarized in the following chart:

Shares of Preferred Stock
	2019	2020	2021	First Quarter 2022
Issued	552,938	228,788	122,297	3,167
Redeemed by holders	(68,512)	(164,286)	(100,946)	(21,189)
Called by PAC	—	(208,786)	(320,746)	—
Net increase (decrease)	484,426	(144,284)	(299,395)	(18,022)

Total outstanding at year end	2,136,257	1,991,973	1,692,578	1,674,556

Significant Transactions
•On February 10, 2022, we amended our real estate loan investment supporting The Platform, a 551-unit multifamily community located in San Jose, California. The maturity date of the instrument was extended to August 13, 2022 and a second extension option of December 31, 2022 was added. The all-in interest rate was reduced to 9.5% per annum beginning on the original maturity date of February 13, 2022 and increases in steps each three-month period up to 11.0% per annum on November 14, 2022. As of April 30, 2022, the property's physical occupancy was 92.6%.

•On February 11, 2022, we closed on a real estate loan investment of up to approximately $16.7 million supporting a 286-unit multifamily community in Orlando, Florida.

•On February 15, 2022, we refinanced our Chestnut Farm multifamily community with permanent mortgage financing in the amount of approximately $52.3 million, which bears interest at a rate of 3.25% and matures on March 1, 2032.

•As previously announced, on February 16, 2022, we entered into the Merger Agreement pursuant to which affiliates of BREIT will acquire all of our outstanding shares of Common Stock for $25.00 in cash. Upon consummation of the transactions contemplated by the Merger Agreement, the Company will cease to be a publicly-traded company on the New York Stock Exchange. The holders of each series of our shares of Preferred Stock will receive the $1,000 per share liquidation preference for each share plus accrued but unpaid dividends, if any, to and including the closing date of the Mergers. The Mergers are subject to customary closing conditions, including approval by the Company’s common stockholders at a special meeting to be held on June7, 2022. The Company can provide no assurances regarding whether the Mergers will close as expected during the second quarter of 2022, or at all. The board of directors of the Company has unanimously approved the Merger Agreement and has recommended approval of the Mergers by the Company’s common stockholders.

•On February 25, 2022, we closed on the acquisition of Lirio at Rafina, a 280-unit multifamily community located in the Orlando, Florida MSA.

•On February 28, 2022, we closed on a real estate loan investment of up to approximately $17.2 million supporting a 242-unit multifamily community in Naples, Florida.

•On March 2, 2022, we closed on a 65% interest in a $65.0 million joint venture project to develop The Helmsman, a 262-unit multifamily community to be located in Wilmington, North Carolina. This transaction represents our entry into the multifamily development space.

•On March 31, 2022, we closed on a preferred equity investment of up to approximately $14.3 million supporting The Shoals, a 252-unit multifamily community in Greenville, South Carolina. The investment will pay a fixed return of 12.0% per annum and has a term of 42 months, with a one-year extension option.

Real Estate Loan Investments

    Certain real estate loan investments include limited purchase options and additional amounts of accrued interest, which becomes due in cash to us on the earliest to occur of: (i) the maturity of the loan, (ii) any uncured event of default as defined in the associated loan agreement, (iii) the sale of the project or the refinancing of the loan (other than a refinancing loan by us or one of our affiliates) and (iv) any other repayment of the loan. There are no contingent events that are necessary to occur for us to realize the additional interest amounts. We hold options and rights of first offer, but not obligations, to purchase certain of the properties which are partially financed by our real estate loans, as shown in the table below. The option purchase prices are negotiated at the time of the loan closing and are to be calculated based upon market cap rates at the time of exercise of the purchase option, depending on the loan. As the market has become more competitive, our ability to negotiate purchase option discounts has become more difficult and we expect that to continue for the foreseeable future. Our purchase options are unlikely to include any discounts going forward unless the market has a significant change or reversal.

As of March 31, 2022, potential property acquisitions and units from projects in our real estate loan investment portfolio for which we hold a purchase option or right of first offer consisted of:

		Total units upon		Purchase option window
Project/Property	Location	completion (1)		Begin	End
Multifamily communities:
Hudson at Metro West	Orlando, FL	320		S + 90 days (2)	S + 150 days (2)
Vintage Horizon West	Orlando, FL	340	(10)	(3)	(3)
Vintage Jones Franklin	Raleigh, NC	277		(3)	(3)
Solis Cumming Town Center	Atlanta, GA	320		(4)	(4)
Club Drive	Atlanta, GA	352		(5)	(5)
Populus at Pooler	Savannah, GA	316		(6)	(6)
Menlo II	Jacksonville, FL	337		(7)	(7)
Beaver Ruin	Atlanta, GA	246		S + 90 days (8)	S + 150 days (8)
One Nexton	Charleston, SC	351		(9)	(9)
Prado	Orlando, FL	286		S + 90 days	S + 180 days
Altis	Naples, FL	242		S + 90 days (2)	S + 150 days (2)
The Shoals	Greenville, SC	252		(4)	(4)
		3,639

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
(5) The option period window begins upon the property's achievement of an 85% occupancy threshold. If we are unable to reach an agreement on the property's market value, we have a right of first offer.

(6) The option period window begins upon the property's achievement of an 80% occupancy threshold. If we are unable to reach an agreement on the property's market value, we have a right of first offer.

(7) The option period window begins either by notice from the seller upon the property's achievement of a 70% occupancy threshold or by notice from the purchaser upon the property's achievement of a 93% occupancy threshold and expires 90 days beyond the option period beginning date. If we are unable to reach an agreement on the property's market value, we have a right of first offer.

(8) The option period window begins and ends at the number of days indicated beyond the achievement of an 85% occupancy threshold by the underlying property. If we are unable to reach an agreement on the property's market value, we have a right of first offer.

(9) The underlying loan is a land acquisition bridge loan that is anticipated to be converted to a real estate loan investment in the future with a purchase option or right of first offer.
(10) The purchase option was voided in conjunction with the repayment of the loan on April 12, 2022.

Three-month periods ended March 31, 2022 compared to 2021

    The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for both three-month periods ended March 31, 2022 versus 2021:

Preferred Apartment Communities, Inc.	Three-month periods ended March 31,		Change inc (dec)
(in thousands)	2022	2021	Amount	Percentage
Revenues:
Rental and other property revenues	$97,902	$104,459	$(6,557)	(6.3)%
Interest income on loans and notes receivable	6,583	10,512	(3,929)	(37.4)%
Interest income from related parties	197	405	(208)	(51.4)%
Miscellaneous revenues	198	324	(126)	(38.9)%
Total revenues	104,880	115,700	(10,820)	(9.4)%
Operating expenses:
Property operating and maintenance	14,863	15,249	(386)	(2.5)%
Property salary and benefits	4,655	4,821	(166)	(3.4)%
Property management costs	792	1,105	(313)	(28.3)%
Real estate taxes and insurance	15,806	16,140	(334)	(2.1)%
General and administrative	7,842	7,539	303	4.0%
Merger-related costs	4,913	—	4,913	—
Equity compensation to directors and executives	1,223	574	649	113.1%
Depreciation and amortization	38,161	45,827	(7,666)	(16.7)%
Allowance for expected credit losses	572	522	50	9.6%
Management internalization expense	244	245	(1)	(0.4)%
Total operating expenses	89,071	92,022	(2,951)	(3.2)%

Operating income before gains on sales of real estate and loss from unconsolidated joint venture	15,809	23,678	(7,869)	(33.2)%
Loss from unconsolidated joint venture	(108)	(194)	86	—
Gains from sales of real estate	—	798	(798)	—
Operating income	15,701	24,282	(8,581)	(35.3)%
Interest expense	23,160	26,991	(3,831)	(14.2)%
Loss on extinguishment of debt	(363)	—	(363)	—
Loss on sale of land	(22)	—	(22)	—
Net loss	(7,844)	(2,709)	(5,135)	—
Consolidated net loss attributable to non-controlling interests	30	62	(32)	(51.6)%
Net loss attributable to the Company	$(7,814)	$(2,647)	$(5,167)	—

New Market Properties, LLC

    Our New Market Properties, LLC business consists of our portfolio of grocery-anchored shopping centers. Comparative statements of operations of New Market Properties, LLC for both three-month periods ended March, 2022 versus 2021 are presented below. These statements of operations exclude certain allocations of corporate overhead or other expenses.

New Market Properties, LLC	Three-month periods ended March 31,		Change inc (dec)
(in thousands)	2022	2021	Amount	Percentage
Revenues:
Rental revenues & other property revenues	$27,559	$26,967	$592	2.2%
Operating expenses:
Property operating and maintenance	3,910	3,468	442	12.7%
Property management fees	644	659	(15)	(2.3)%
Real estate taxes and insurance	4,066	4,244	(178)	(4.2)%
General and administrative	1,076	905	171	18.9%
Equity compensation to directors and executives	87	30	57	190.0%
Depreciation and amortization	10,769	11,761	(992)	(8.4)%
Total operating expenses	20,552	21,067	(515)	(2.4)%

Operating income before gain on sale of real estate and loss from unconsolidated joint venture	7,007	5,900	1,107	18.8%
Loss from unconsolidated joint venture	(108)	(194)	86	—
Operating income	6,899	5,706	1,193	20.9%

Interest expense	6,165	6,444	(279)	(4.3)%
Loss on sale of land	(22)	—	(22)	—
Net income (loss)	712	(738)	1,450	(196.5)%

Consolidated net income (loss) attributable to non-controlling interests	58	(23)	81	—
Net income (loss) attributable to New Market Properties, LLC	$654	$(715)	$1,369	—

Three-month periods ended March 31, 2022 compared to 2021

        The following discussion and tabular presentations highlight the major drivers behind the line item changes in our results of operations for both three-month periods ended March 31, 2022 versus 2021.

Recent real estate transactions

Our dispositions (net of acquisitions) of real estate assets since June 30, 2021 were generally the primary drivers behind our changes in rental and property revenues, property operating and maintenance, property salary and benefits, property management costs, and real estate tax expenses for both three-month periods ended March 31, 2022 and 2021, as listed below. Depreciation and amortization expense likewise tracks along with our rate of property acquisitions, particularly due to shorter-term intangible assets that arise with acquisitions of multifamily communities.

    Real estate assets acquired

Acquisition date	Property	Location	Units
Multifamily Communities:
6/30/2021	The Ellison	Atlanta, GA	250
7/8/2021	Alleia at Presidio	Ft. Worth, TX	231
9/14/2021	The Anson	Nashville, TN	301
9/16/2021	The Kingson	Fredericksburg, VA	240
9/17/2021	Chestnut Farm	Charlotte, NC	256
2/25/2022	Lirio at Rafina	Orlando, FL	280
			1,558

Real estate assets sold

Disposition date	Property	Location	Units
Multifamily communities:
7/19/2021	Vineyards	Houston, TX	369

Office properties:			Leasable square feet
7/29/2021	Galleria 75	Atlanta, GA	111,000
7/29/2021	150 Fayetteville	Raleigh, NC	560,000
7/29/2021	Capitol Towers	Charlotte, NC	479,000
7/29/2021	CAPTRUST Tower	Raleigh, NC	300,000
7/29/2021	Morrocroft Centre	Charlotte, NC	291,000
9/8/2021	Armour Yards Portfolio	Atlanta, GA	222,000
11/12/2021	Brookwood Center	Birmingham, AL	169,000
			2,132,000

The sale of eight of our office buildings during the third and fourth quarters of 2021 represented the commencement of our strategic decision to exit the office property segment of our business.

The amounts of real estate assets acquired and disposed of by our operating segment since June 30, 2021 and through March 31, 2022 were:

Real estate assets (in thousands)

Purchased:
Multifamily communities	$427,276
Sold:
Multifamily communities	$(41,233)
Office buildings	(465,886)
Retail (1)	(432)
Total	$(507,551)
(1) On March 17, 2022, our Royal Lakes property sold an outparcel to a third party.

We also collect revenue from residents and tenants for items such as utilities, application fees, lease termination fees, common area maintenance reimbursements and late charges. The changes in these other property revenues for both three-month periods ended March 31, 2022 versus 2021 were primarily due to the net dispositions listed above.

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

Real estate loan investments

Interest income from our real estate loan investments decreased for the three-month period ended March 31, 2022 versus 2021 largely due to the decreases in the principal amounts outstanding as shown below:

	Drawn amount of real estate loan and preferred equity investments

	Three-month periods ended March 31,
(in thousands)	2022	2021
Beginning balance	$206,270	$290,156
Fundings	14,287	19,657
Repayments and loan sales	—	(17,925)
Ending balance	$220,557	$291,888

Revenues from the amortization of terminated purchase options were $1.2 million for the three-month period ended March 31, 2021 and are included in the line entitled interest income on loans and notes receivable on our consolidated statements of operations. There was no such revenue for the three-month period ended March 31, 2022 and as of March 31, 2022, we had no unrecognized purchase option termination revenue.

    We recorded interest income and other revenue from these instruments as presented in Note 4 to the Company's Consolidated Financial Statements.

See the sections entitled Contractual Obligations and Quantitative and Qualitative Disclosures About Market Risk.

Pending Acquisition by BREIT, Inc.

As previously announced, on February 16, 2022, we entered into the Merger Agreement pursuant to which affiliates of BREIT will acquire all of our outstanding shares of Common Stock for $25.00 per share in cash. Following the announcement of this event, the market price of our Common Stock on the New York Stock Exchange rose to an amount that exceeded the exercise prices of all of our outstanding Warrants, and as a result, we issued 9,858,480 shares of Common Stock during the first quarter 2022 from exercises of Warrants. At March 31, 2022, we had 411,966 remaining Warrants outstanding, representing the potential issuance of an additional 8,239,320 shares of Common Stock.

In connection with the anticipated closing of the transactions contemplated by the Merger Agreement, we have incurred approximately $5.3 million of corporate governance and Merger-related costs in the first quarter 2022, which consists primarily of advisory and other professional fees.

Definitions of Non-GAAP Measures

    We disclose FFO, Core FFO and AFFO, each of which meets the definition of a “non-GAAP financial measure”, as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why the Company believes that presentation of these measures provides useful information to investors. The non-GAAP measures of FFO, Core FFO and AFFO should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further FFO, Core FFO and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements. FFO, Core FFO and AFFO are not considered measures of liquidity and are not alternatives to measures calculated under GAAP.

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
• Internalization costs;
• Corporate governance and Merger-related costs;
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
		Three months ended March 31,
(In thousands, except per-share figures)		2022	2021

Net loss attributable to common stockholders (See note 1)		$(34,984)	$(36,609)

Add:	Depreciation of real estate assets	32,274	36,832
	Amortization of acquired intangible assets and deferred leasing costs	5,620	8,710
	Net loss attributable to Class A Unitholders (See note 2)	(64)	(33)
	Gain on sale of real estate	—	(798)
FFO attributable to common stockholders and Unitholders		2,846	8,102

	Acquisition and pursuit costs	100	4
	Loan cost amortization on acquisition line of credit and loan coordination fees (See note 3)	301	424
	Payment of costs related to property refinancing	363	—
	Internalization costs (See note 4)	244	245
	Corporate governance and merger-related costs	5,291	—
	Deemed dividends for redemptions of and non-cash dividends on preferred stock, plus
	expenses incurred on calls of preferred stock (See note 5)	1,682	3,827
	Expenses related to the COVID-19 global pandemic	—	54
Core FFO attributable to common stockholders and Unitholders		10,827	12,656

Add:	Non-cash equity compensation to directors and executives	1,223	574
	Non-cash income for current expected credit losses (See note 12)	240	117
	Amortization of loan closing costs (See note 6)	1,294	1,212
	Depreciation/amortization of non-real estate assets	451	444
	Net loan origination fees received (See note 7)	683	817
	Deferred interest income received (See note 8)	—	2,917
	Amortization of lease inducements (See note 9)	447	448
	Cash received in excess of (exceeded by) amortization of purchase option termination revenues (See note 10)	—	250
Less:	Non-cash loan interest income (See note 11)	(2,027)	(2,874)
	Cash paid for loan closing costs	—	(10)
	Amortization of acquired real estate intangible liabilities and straight-line rent adjustments (See note 13)	(1,604)	(3,315)
	Amortization of deferred revenues (See note 14)	(940)	(940)
	Normally recurring capital expenditures (See note 15)	(1,883)	(3,353)
AFFO attributable to common stockholders and Unitholders		$8,711	$8,943
Common Stock dividends and distributions to Unitholders declared:
	Common Stock dividends	$10,976	$8,991
	Distributions to Unitholders (See note 2)	82	96
	Total	$11,058	$9,087

Common Stock dividends and Unitholder distributions per share		$0.175	$0.175
FFO per weighted average basic share of Common Stock and Unit outstanding		$0.05	$0.16
Core FFO per weighted average basic share of Common Stock and Unit outstanding		$0.19	$0.25
AFFO per weighted average basic share of Common Stock and Unit outstanding		$0.15	$0.18
Weighted average shares of Common Stock and Units outstanding:
	Basic:
	Common Stock	56,255	50,033
	Class A Units	468	610
	Common Stock and Class A Units	56,723	50,643

	Diluted Common Stock and Class A Units (See note 16)	62,457	50,971
Actual shares of Common Stock outstanding, including 782 and 809 unvested shares
of restricted Common Stock at March 31, 2022 and 2021, respectively.		63,711	50,904
Actual Class A Units outstanding at March 31, 2022 and 2021, respectively.		526	548
	Total	64,237	51,452

See Notes to Reconciliation of FFO, Core FFO and AFFO to Net Income (Loss) Attributable to Common Stockholders.

Notes to Reconciliations of FFO Attributable to Common Stockholders and Unitholders, Core FFO and AFFO to
Net (Loss) Income Attributable to Common Stockholders

1)Rental and other property revenues and property operating expenses for the three months ended March 31, 2022 include activity for the properties acquired since March 31, 2021.

2)Non-controlling interests in our Operating Partnership consisted of a total of 526,128 Class A Units as of March 31, 2022. Included in this total are 419,228 Class A Units which were granted as partial consideration to the seller in conjunction with the seller's contribution to us on February 29, 2016 of the Wade Green grocery-anchored shopping center. The remaining Class A Units were awarded primarily to our key executive officers. The Class A Units are apportioned a percentage of our financial results as non-controlling interests. The weighted average ownership percentage of these holders of Class A Units was calculated to be 0.83% and 1.20% for both three-month periods ended March 31, 2022 and 2021, respectively.

3)     We paid loan coordination fees to Preferred Apartment Advisors, LLC (our "Former Manager") to reflect the administrative effort involved in arranging debt financing for acquired properties prior to the Internalization Transaction (defined in note 4 below). The fees were calculated as 0.6% of the amount of any mortgage indebtedness on newly-acquired properties or refinancing and are amortized over the lives of the respective mortgage loans. This non-cash amortization expense is an addition to FFO in the calculation of Core FFO and AFFO. At March 31, 2022, aggregate unamortized loan coordination fees were approximately $7.4 million, which will be amortized over a weighted average remaining loan life of approximately 10.1 years.

4)    This adjustment reflects the add-back of accretion of the discount on the deferred liability payable to the owners of the Former Manager and other professional fees related to the internalization of the functions performed by the Former Manager and Former Sub-Manager (the "Internalization Transaction").

5)    This additive adjustment removes the effect of deemed dividends that arise from cash calls and redemptions of preferred stock. For shares of preferred stock that are called by the Company or redeemed by the holder, the Company records a deemed dividend for the difference between the redemption of the share at its face value, net of any redemption discount, as compared to the carrying value of the share on the Company’s consolidated balance sheets. Also included in this adjustment is the adding back of expenses incurred related to effecting calls of preferred stock.

6)    We incur loan closing costs on our existing mortgage loans, which are secured on a property-by-property basis by each of our acquired real estate assets, and also for occasional amendments to our syndicated revolving line of credit with Key Bank National Association, or our Revolving Line of Credit. These loan closing costs are also amortized over the lives of the respective loans and the Revolving Line of Credit, and this non-cash amortization expense is an addition to FFO in the calculation of AFFO. Neither we nor the Operating Partnership has any recourse liability in connection with any of the mortgage loans, nor do we have any cross-collateralization arrangements with respect to the assets securing the mortgage loans, other than security interests in 49% of the equity interests of the subsidiaries owning such assets, granted in connection with our Revolving Line of Credit, which provides for full recourse liability. At March 31, 2022, unamortized loan costs on all the Company's indebtedness were approximately $28.8 million, which will be amortized over a weighted average remaining loan life of approximately 7.8 years.

7) We receive loan origination fees in conjunction with the origination of certain real estate loan investments. The total fees received are additive adjustments to Core FFO in our calculation of AFFO.

8) Over the lives of certain loans, we accrue additional interest amounts that become due to us at the time of repayment of the loan or refinancing of the property, or when the property is sold. Once received from the borrower, the amount of additional accrued interest becomes an additive adjustment to Core FFO in our calculation of AFFO.

9)    This adjustment removes the non-cash amortization of costs incurred to induce tenants to lease space in our office buildings and grocery-anchored shopping centers.

10)    Occasionally we receive fees in exchange for the termination of our purchase options related to certain multifamily communities. These fees are recorded as revenue over the period beginning on the date of termination until the earlier of (i) the maturity of the real estate loan investment and (ii) the sale of the property. The receipt of the cash termination fees are an additive adjustment in our calculation of AFFO and the removal of non-cash revenue from the recognition of the termination fees are a reduction to Core FFO in our calculation of AFFO; both of these adjustments are presented in a single net number within this line. For periods in which recognized termination fee revenues exceeded the amount of cash received, a negative adjustment is shown to Core FFO in our calculation of AFFO; for periods in which cash received exceeded the amount of recognized termination fee revenues, an additive adjustment is shown to Core FFO in our calculation of AFFO.

11) Loan origination fees (described in note 7 above) are recognized as revenue over the lives of the applicable loans as adjustments of yield using the effective interest method. Similarly, the accrual of additional interest amounts (described in note 8 above) are recognized beginning from loan inception through the repayment of the loan or the refinancing or sale of the underlying property. This adjustment removes the effect of both these types of non-cash loan interest income from Core FFO in our calculation of AFFO.

12)    Effective January 1, 2020, we adopted ASU 2016-03, which requires us to estimate the amount of future credit losses we expect to incur over the lives of our real estate loan investments at the inception of each loan. This loss reserve may be adjusted upward or downward over the lives of our loans and therefore the aggregate net adjustment for each period could be positive (removing the non-cash effect of a net increase in aggregate loss reserves) or negative (removing the non-cash effect of a net decrease in aggregate loss reserves) in these adjustments to Core FFO in calculating AFFO.

13)    This adjustment reflects straight-line rent adjustments and the reversal of the non-cash amortization of below-market and above-market lease intangibles, which were recognized in conjunction with our acquisitions and which are amortized over the estimated average remaining lease terms from the acquisition date for multifamily communities and over the remaining lease terms for grocery-anchored shopping center assets and office buildings. At March 31, 2022, the balance of unamortized below-market lease intangibles was approximately $32.9 million, which will be recognized over a weighted average remaining lease period of approximately 8.2 years.

14)    This adjustment removes the non-cash amortization of deferred revenue recorded by us in conjunction with Company-owned lessee-funded tenant improvements in our office buildings.

15)    We deduct from Core FFO normally recurring capital expenditures that are necessary to maintain our assets’ revenue streams in the calculation of AFFO. This adjustment also deducts from Core FFO capitalized amounts for third party costs during the period to originate or renew leases in our grocery-anchored shopping centers and office buildings. This adjustment includes approximately $41,000 of recurring capitalized expenditures incurred at our corporate offices during the three-month period ended March 31, 2022. No adjustment is made in the calculation of AFFO for nonrecurring capital expenditures. See Capital Expenditures, Grocery-Anchored Shopping Center Portfolio, and Office Building Portfolio sections for definitions of these terms.

16)    Since our AFFO results are positive for the periods reflected, we are presenting recalculated diluted weighted average shares of Common Stock and Class A Units for these periods for purposes of this table, which includes the dilutive effect of common stock equivalents from grants of the Class B Units, warrants included in units of Series A Preferred Stock issued, as well as annual grants of restricted Common Stock and restricted stock units. The weighted average shares of Common Stock outstanding presented on the Consolidated Statements of Operations are the same for basic and diluted for any period for which we recorded a net loss available to common stockholders.

Liquidity and Capital Resources

Short-Term Liquidity

    We believe our principal short-term liquidity needs are to fund:

•operating expenses directly related to our portfolio of multifamily communities, grocery-anchored shopping centers and office properties (including regular maintenance items);
•operating expenses related to salaries, benefits, and general and administrative expenses;
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

We have a credit facility, or Credit Facility, with KeyBank National Association, or KeyBank, which defines a revolving line of credit, or Revolving Line of Credit, which is used to fund investments, capital expenditures, dividends (with consent of KeyBank), working capital and other general corporate purposes on an as needed basis. On May 4, 2021, Operations and PAC-OP, (collectively, the “Borrowers”) and the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, or our Amended and Restated Credit Agreement, which (i) extended the maturity date for the Revolving Facility to May 4, 2024, with an option to extend the maturity date to May 4, 2025, (ii) added Operations as a borrower and (iii) modified certain of the financial covenants. As of March 31, 2022, there was no outstanding balance on the Revolving Facility. The Revolving Line of Credit accrues interest at a variable rate of KeyBank's prime rate plus 0.5%, the Adjusted Eurodollar Rate for a one-month interest period plus 1.00%, or the one- or three-month per annum LIBOR, as selected by the Borrowers, plus an applicable margin of 1.50% to 3.50% per annum, depending upon our leverage ratio. The weighted average interest rate for the Revolving Line of Credit was 3.15% for the three months ended March 31, 2022. The Amended and Restated Credit Agreement also reduced the commitment fee on the average daily unused portion of the Revolving Line of Credit to 0.20% or 0.25% per annum, depending upon our outstanding Credit Facility balance. At March 31, 2022, we had $200 million available to be drawn by us on the Revolving Line of Credit.

The Amended and Restated Credit Agreement contains certain affirmative and negative covenants including negative covenants that limit or restrict secured and unsecured indebtedness, mergers and fundamental changes, investments and acquisitions, liens and encumbrances, dividends, transactions with affiliates, burdensome agreements, changes in fiscal year and other matters customarily restricted in such agreements. The material financial covenants include minimum net worth and debt service coverage ratios and maximum leverage and dividend payout ratios. As of March 31, 2022, we were in compliance with all covenants related to the Fourth Amended and Restated Credit Agreement, as amended. Our results with respect to such compliance are presented in Note 9 to our Consolidated Financial Statements.

    On February 28, 2017, we entered into a revolving acquisition credit agreement, or Acquisition Credit Agreement, with Freddie Mac through KeyBank to obtain the Acquisition Facility, with a maximum borrowing capacity of $200 million. The sole purpose of the Acquisition Credit Agreement was to finance our acquisitions of multifamily communities prior to obtaining permanent conventional mortgage financing on the acquired assets. The maximum borrowing capacity on the Acquisition Facility was reduced by agreement with KeyBank to $90 million on March 25, 2019. It matured on March 1, 2022 and was not renewed.

    Our net cash provided by operating activities was approximately $28.2 million and $48.4 million for both three-month periods ended March 31, 2022 and 2021, respectively. The decrease reflects the absence of the operating results of our office properties that were sold in 2021, as well as the absence of the receipt of accrued interest and purchase option termination fees during the first quarter 2022.

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

    Our net cash used in investing activities was approximately $111.7 million and $6.6 million for both three-month periods ended March 31, 2022 and 2021, respectively and reflect the cash disbursed during the 2022 period for our Lirio at Rafina multifamily community of approximately $90.2 million.

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

For the three-month period ended March 31, 2022, our capital expenditures for our multifamily communities, not including changes in related payables, were as follows:

(In thousands, except per-unit amounts)	Capital Expenditures
	Recurring		Non-recurring		Total
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Appliances	$227	$18.53	$—	$—	$227	$18.53
Carpets	501	40.85	—	—	501	40.85
Wood / vinyl flooring	30	2.47	121	9.83	151	12.30
Blinds and ceiling fans	36	2.95	—	—	36	2.95
Fire safety	—	—	79	6.44	79	6.44
HVAC	128	10.44	—	—	128	10.44
Computers, equipment, misc.	56	4.55	59	4.82	115	9.37
Elevators	—	—	20	1.60	20	1.60
Exterior painting and lighting	—	—	1,101	89.83	1,101	89.83
Leasing office and other common amenities	—	—	257	20.97	257	20.97
Major structural	—	—	551	44.97	551	44.97
Cabinets, countertops and unit upgrades	—	—	487	39.73	487	39.73
Landscaping & fencing	—	—	89	7.28	89	7.28
Parking lots and sidewalks	—	—	56	4.58	56	4.58
Signage and sanitation	—	—	11	0.87	11	0.87
	$978	$79.79	$2,831	$230.92	$3,809	$310.71

    In addition, second-generation capital expenditures within our grocery-anchored shopping center portfolio for both three-month periods ended March 31, 2022 and 2021 totaled $0.7 million and $2.1 million, respectively, and within our office properties portfolio for both three-month periods ended March 31, 2022 and 2021 totaled $0.2 million and $0.4 million, respectively. We define second-generation capital expenditures as those that exclude expenditures made in our grocery-anchored shopping center and office properties portfolios (i) to lease space to "first generation" tenants (i.e. leasing capital for existing vacancies and known move-outs at the time of acquisition), (ii) to bring recently acquired properties up to our ownership standards, and (iii) for property re-developments and repositioning.

    At March 31, 2022, we had restricted cash of approximately $33.5 million. These funds are restricted for a variety of purposes, such as commitments to fund capital expenditures and lender required escrows for future real estate tax and insurance payments. At March 31, 2022, our restricted cash for future real estate tax and insurance payments was approximately $15.8 million. Typically these escrows increase in the second and third quarters of each calendar year as the Company pays monthly mortgage installments, of which a portion goes to these escrows, until payments are made to the taxing authorities (generally in the first and fourth quarters of each calendar year).

Net cash provided by financing activities for the three-month period ended March 31, 2022 was approximately $171.2 million and net cash used in financing activities for the three-month period ended March 31, 2021 was approximately $40.1 million. For the three-month period ended March 31, 2022, cash received from exercises of Warrants totaled approximately $179.2 million.

Distributions

In order to maintain our status as a REIT for U.S. federal income tax purposes, we must comply with a number of organizational and operating requirements, including a requirement to distribute 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid) to our stockholders. As a REIT, we generally will not be subject to federal income taxes on the taxable income we distribute to our stockholders. Generally, our objective is to meet our short-term liquidity requirement of funding the payment of our quarterly Common Stock dividends, as well as monthly dividends to holders of our Series A Preferred Stock, mShares, Series A1 Redeemable Preferred Stock and Series M1 Redeemable Preferred Stock (collectively, our Preferred Stock), through net cash generated from operating results.

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

Our first quarter 2022 Common Stock dividend declaration was $0.175 per share. The Merger Agreement prohibits us from declaring additional dividends on our Common Stock prior to the closing of the Mergers.

We believe that our short-term liquidity needs are and will continue to be adequately funded.

For the three-month period ended March 31, 2022, our aggregate dividends and distributions totaled approximately $38.1 million and our net cash provided by operating activities was approximately $28.2 million.

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
•costs to acquire additional multifamily communities, grocery-anchored shopping centers or other real estate and enter into new and fund existing lending and preferred equity opportunities; and
•our minimum distributions necessary to maintain our REIT status.

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

    From January 1, 2022 to February 16, 2022, the Company's active equity offerings consisted of:

•an offering of up to 1,000,000 Shares of Series A1 Redeemable Preferred Stock ("Series A1 Preferred Stock"), Series M1 Redeemable Preferred Stock ("Series M1 Preferred Stock"), or a combination of both (collectively the "Series A1/M1 Offering"); and

•an offering of up to $125 million of Common Stock from time to time in an "at the market" offering (the "2019 ATM Offering").

The Company ceased the issuance and sale of Preferred Stock under the Series A1/M1 Offering on February 10, 2022. Pursuant to the Merger Agreement, the Company is restricted from issuing shares of Preferred Stock under the Series A1/M1 Offering and shares of Common Stock under the 2019 ATM Offering. Prior to February 10, 2022, during the first quarter 2022, we issued and sold an aggregate of 3,167 shares of Preferred Stock. During the first quarter 2022, we redeemed an aggregate of 21,189 shares of Preferred Stock, resulting in a net reduction of 18,022 shares of Preferred Stock, for a net cash outflow of $17.7 million.

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

As of March 31, 2022, we had approximately $117.2 million in unrestricted cash and cash equivalents available to meet our short-term and long-term liquidity needs. We believe that our long-term liquidity needs are and will continue to be adequately funded through the sources discussed above.

As of March 31, 2022, we had long term mortgage indebtedness of approximately $2.4 billion, all of which was incurred by us in connection with the acquisition or refinancing of our real estate properties, as presented in the following table:

We have commitments to disburse a total of $2.9 billion for principal and interest payments on and maturities of property-level debt beyond the year ended December 31, 2022, based on mortgage debt instruments in place as of March 31, 2022.

		Principal balance as of				Interest only through date (1)
(in thousands)	Acquisition/ refinancing date	March 31, 2022	December 31, 2021	Maturity date	Interest rate
Multifamily communities:
Retreat at Lenox Village	12/21/2015	$16,270	$16,370	1/1/2023	4.04%	—
Overton Rise	2/1/2016	36,524	36,749	8/1/2026	3.98%	—
City Vista	7/1/2016	31,970	32,170	7/1/2026	3.68%	—
Founders' Village	3/31/2017	28,882	29,039	4/1/2027	4.31%	—
Claiborne Crossing	4/26/2017	24,928	25,045	6/1/2054	2.89%	—
525 Avalon Park	6/15/2017	61,585	61,933	7/1/2024	3.98%	—
Stone Creek	6/22/2017	18,998	19,090	7/1/2052	3.22%	—
Luxe at Lakewood Ranch	7/26/2017	35,944	36,147	8/1/2027	3.93%	—
Adara at Overland Park	9/27/2017	29,233	29,397	4/1/2028	3.90%	—
Reserve at Summit Crossing	9/29/2017	18,381	18,487	10/1/2024	3.87%	—
Summit Crossing	10/31/2017	35,975	36,175	11/1/2024	3.99%	—
Aldridge at Town Village	10/31/2017	34,994	35,182	11/1/2024	4.19%	—
Retreat at Greystone	11/21/2017	32,624	32,794	12/1/2024	4.31%	—
Overlook at Crosstown Walk	11/21/2017	20,494	20,607	12/1/2024	3.95%	—
Colony at Centerpointe	12/20/2017	30,565	30,744	10/1/2026	3.68%	—
Lux at Sorrel	1/9/2018	29,077	29,239	2/1/2030	3.91%	—
Green Park	2/28/2018	36,816	37,014	3/10/2028	4.09%	—
The Lodge at Hidden River	9/27/2018	39,274	39,469	10/1/2028	4.32%	—
Vestavia Reserve	11/9/2018	35,687	35,860	12/1/2030	4.40%	—
CityPark View South	11/15/2018	22,861	22,970	6/1/2029	4.51%	—
Lenox Village Town Center	2/28/2019	37,312	37,492	3/1/2029	4.34%	—
Citi Lakes	7/29/2019	39,329	39,535	8/1/2029	3.66%	—
Artisan at Viera	8/8/2019	38,164	38,355	9/1/2029	3.93%	—
Five Oaks at Westchase	10/17/2019	30,001	30,167	11/1/2031	3.27%	—
Horizon at Wiregrass Ranch	4/23/2020	49,951	50,237	5/1/2030	2.90%	—
Parkside at the Beach	4/30/2020	45,037	45,037	5/1/2030	2.95%	5/31/2022
CityPark View	6/25/2020	29,000	29,000	7/1/2030	2.75%	7/31/2023
Avenues at Northpointe	6/29/2020	33,546	33,546	7/1/2027	2.79%	7/31/2022
Aster at Lely Resort	6/29/2020	50,400	50,400	7/1/2030	2.95%	7/31/2022
Avenues at Cypress	6/30/2020	28,366	28,366	7/1/2027	2.96%	7/31/2022
Venue at Lakewood Ranch	6/30/2020	36,555	36,555	7/1/2030	2.99%	7/31/2022
Crosstown Walk	6/30/2020	46,500	46,500	7/1/2027	2.92%	7/31/2022

Table continued from previous page		Principal balance as of				Interest only through date (1)
(in thousands)	Acquisition/ refinancing date	March 31, 2022	December 31, 2021	Maturity date	Interest rate
Citrus Village	7/10/2020	40,900	40,900	8/1/2027	2.95%	8/31/2022
The Blake	11/2/2020	44,435	44,435	5/1/2030	2.82%	12/31/2025
The Menlo	12/15/2020	47,000	47,000	1/1/2031	2.68%	1/31/2024
Village at Baldwin Park	2/28/2021	68,231	68,535	1/1/2054	3.27%	—
Alleia at Presidio	7/8/2021	35,700	35,700	8/1/2026	2.50%	8/31/2022
The Ellison	8/18/2021	48,000	48,000	9/1/2027	2.52%	9/30/2022
The Anson	9/14/2021	56,440	56,440	10/1/2031	2.69%	10/31/2022
The Kingson	9/16/2021	53,385	53,697	10/1/2026	2.35%	—
Citi Lakes B-Note	9/24/2021	10,344	10,390	8/1/2029	3.85%	—
Sorrel	9/24/2021	47,282	47,551	10/1/2028	2.54%	—
Retreat at Greystone B-note	10/21/2021	7,228	7,262	12/1/2024	3.47%	—
Aldridge at Town Village B-note	10/21/2021	3,647	3,664	11/1/2024	3.46%	—
Chestnut Farm	2/15/2022	52,310	51,800	3/1/2032	3.25%	4/1/2027
Lirio at Rafina	3/30/2022	54,000	—	4/1/2032	3.27%	5/1/2025
Summit Crossing II	6/30/2020	20,700	20,700	7/1/2030	L + 278	7/31/2022
Total multifamily communities		1,674,845	1,625,745

Grocery-anchored shopping centers:
The Market at Salem Cove	10/6/2014	8,646	8,696	11/1/2024	4.21%	—
Independence Square	8/27/2015	10,829	10,902	9/1/2022	3.93%	—
Summit Point	10/30/2015	10,628	10,728	11/1/2022	3.57%	—
The Overlook at Hamilton Place	12/22/2015	18,535	18,648	1/1/2026	4.19%	—
Wade Green Village	4/7/2016	7,270	7,315	5/1/2026	4.00%	—
East Gate Shopping Center	4/29/2016	4,909	4,952	5/1/2026	3.97%	—
Fury's Ferry	4/29/2016	5,671	5,720	5/1/2026	3.97%	—
Rosewood Shopping Center	4/29/2016	3,809	3,842	5/1/2026	3.97%	—
Southgate Village	4/29/2016	6,771	6,830	5/1/2026	3.97%	—
The Market at Victory Village	5/16/2016	8,537	8,582	9/11/2024	4.40%	—
Lakeland Plaza	7/15/2016	25,551	25,771	8/1/2026	3.85%	—
University Palms	8/8/2016	11,523	11,626	9/1/2026	3.45%	—
Sandy Plains Exchange	8/8/2016	8,049	8,121	9/1/2026	3.45%	—
Thompson Bridge Commons	8/8/2016	10,761	10,857	9/1/2026	3.45%	—
Heritage Station	8/8/2016	7,965	8,036	9/1/2026	3.45%	—
Oak Park Village	8/8/2016	8,219	8,292	9/1/2026	3.45%	—
Shoppes of Parkland	8/8/2016	15,030	15,111	9/1/2023	4.67%	—
Castleberry-Southard	4/21/2017	10,440	10,500	5/1/2027	3.99%	—
Rockbridge Village	6/6/2017	12,935	13,011	7/5/2027	3.73%	—

Table continued from previous page		Principal balance as of				Interest only through date (1)
(in thousands)	Acquisition/ refinancing date	March 31, 2022	December 31, 2021	Maturity date	Interest rate
Irmo Station	7/26/2017	9,393	9,467	8/1/2030	3.94%	—
Maynard Crossing	8/25/2017	16,307	16,439	9/1/2032	3.74%	—
Woodmont Village	9/8/2017	7,802	7,862	10/1/2027	4.13%	—
West Town Market	9/22/2017	7,943	8,008	10/1/2025	3.65%	—
Crossroads Market	12/5/2017	16,981	17,111	1/1/2030	3.95%	—
Anderson Central	3/16/2018	10,861	10,940	4/1/2028	4.32%	—
Greensboro Village	5/22/2018	7,764	7,820	6/1/2028	4.20%	—
Governors Towne Square	5/22/2018	10,330	10,404	6/1/2028	4.20%	—
Conway Plaza	6/29/2018	9,147	9,193	7/5/2028	4.29%	—
Brawley Commons	7/6/2018	16,937	17,056	8/1/2028	4.36%	—
Hollymead Town Center	12/21/2018	25,325	25,491	1/1/2029	4.64%	—
Gayton Crossing	1/17/2019	16,746	16,855	2/1/2029	4.71%	—
Royal Lakes Marketplace	4/12/2019	9,047	9,108	5/1/2029	4.29%	—
Cherokee Plaza	4/12/2019	23,502	23,660	5/1/2027	4.28%	—
Free State Shopping Center	5/28/2019	44,448	44,673	6/1/2029	3.99%	—
Polo Grounds Mall	6/12/2019	12,670	12,735	7/1/2034	3.93%	—
Disston Plaza	6/12/2019	17,151	17,238	7/1/2034	3.93%	—
Powder Springs	8/13/2019	7,487	7,540	9/1/2029	3.65%	(2)
Deltona Landings	8/16/2019	5,947	5,986	9/1/2029	4.18%	—
Barclay Crossing	8/16/2019	5,894	5,933	9/1/2029	4.18%	—
Parkway Centre	8/16/2019	4,283	4,312	9/1/2029	4.18%	—
Spring Hill Plaza	9/17/2019	7,697	7,751	10/1/2031	3.72%	—
Parkway Town Centre	9/17/2019	7,603	7,657	10/1/2031	3.72%	—
Berry Town Center	11/14/2019	11,493	11,554	12/1/2034	3.49%	—
Hanover Center	12/19/2019	30,190	30,402	12/19/2026	3.62%	—
Wakefield Crossing	1/29/2020	7,473	7,525	2/1/2032	3.66%	—
Midway Market	4/15/2021	9,922	9,991	5/1/2031	3.06%	—
Woodstock Crossing	11/2/2021	5,272	5,300	12/1/2026	2.89%	—
Fairview Market	12/8/2021	7,100	7,100	12/15/2028	2.87%	12/15/2022
Fairfield Shopping Center	8/16/2019	19,750	19,750	8/16/2026	L + 205	8/16/2022
Total grocery-anchored shopping centers (3)		588,543	592,401

Table continued from previous page		Principal balance as of
(in thousands)	Origination/ refinancing date	March 31, 2022	December 31, 2021	Maturity date	Interest rate	Interest only through date (1)
Office buildings:
Three Ravinia	12/30/2016	115,193	115,500	1/1/2042	4.46%	—
Westridge at La Cantera	11/13/2017	48,636	49,006	12/10/2028	4.10%	—
Total office buildings		163,829	164,506

Properties under development:
The Helmsman (4)	3/2/2022	—	—	9/2/2025	S + 235	9/2/2025

Grand total		2,427,217	2,382,652
Less: deferred loan costs		(34,587)	(35,400)
Less: below market debt adjustment		(3,858)	(3,888)
Mortgage notes, net		$2,388,772	$2,343,364

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
(4) A construction loan with a maximum borrowing capacity of $42.3 million that accrues interest utilizing SOFR

Contractual Obligations

    Please see Notes 9 and 11 to our Consolidated Financial Statements for details regarding our contractual obligations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. All our floating-rate debt is tied to the 30-day LIBOR. As of March 31, 2022, we have variable rate mortgages on the properties listed in following table.

	Balance (in thousands)	Percentage of total mortgage indebtedness	LIBOR Cap	All-in Cap
Capped floating-rate debt
Summit Crossing II	$20,700	0.85%	2.5%	5.3%
Uncapped floating-rate debt
Fairfield Shopping Center	19,750	0.81%	—	—

Total floating-rate debt	$40,450	1.67%

    Our Revolving Line of Credit accrued interest at a spread of 3.0% over LIBOR as of March 31, 2022; this combined rate is uncapped. Because of the short term nature of the Revolving Line of Credit and Acquisition Credit Facility instruments, we believe our interest rate risk is minimal.

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

    If interest rates under our floating-rate LIBOR-based indebtedness fluctuated by 100 basis points, our interest costs, based on outstanding borrowings at March 31, 2022, would increase by approximately $408,000 or decrease by approximately $140,000 on an annualized basis.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.

    Management of the Company evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.

    As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II

Item 1.    Legal Proceedings

    Following the filing of the preliminary proxy statement in connection with the proposed merger with affiliates of BREIT, plaintiffs filed eight separate lawsuits related to the proxy statement. The first suit, styled as Stein v. Preferred Apartment Communities, Inc., et al., No. 1:22-cv-02589-LAK, which we refer to as the “Stein Lawsuit,” was filed by plaintiff Shiva Stein in the United States District Court for the Southern District of New York on March 30, 2022. The second suit, styled as Wang v. Preferred Apartment Communities, Inc., et al., 1:22-cv-02641-LAK, which we refer to as the “Wang Lawsuit,” was filed by plaintiff Elaine Wang in the United States District Court for the Southern District of New York on March 31, 2022. The third suit, styled as Anderson v. Preferred Apartment Communities, Inc., et al., No. 1:22-cv-01979-LDH-RML, which we refer to as the “Anderson Lawsuit,” was filed by plaintiff Miranda Anderson in the United States District Court for the Eastern District of New York on April 6, 2022. The fourth suit, styled as Hopkins v. Murphy, et al., No. 24-C-22-001775, which we refer to as the “Hopkins Lawsuit,” was filed by plaintiff Matthew Hopkins in the Maryland Circuit Court for Baltimore City on April 8, 2022. The fifth suit, styled as Ferguson v. Preferred Apartment Communities, Inc., et al., No. 1:22-cv-03033, which we refer to as the “Ferguson Lawsuit,” was filed by plaintiff Robert Ferguson in the United States District Court for the Southern District of New York on April 12, 2022. The sixth suit, styled as Whitfield v. Preferred Apartment Communities, Inc., et al., No. 2:22-cv-01542-RBS, which we refer to as the “Whitfield Lawsuit,” was filed by plaintiff Matthew Whitfield in the Eastern District of Pennsylvania on April 20, 2022. The seventh suit, styled as Weinrib v. Bartkowski, et al., No. 24-C-22-002041, which we refer to as the “Weinrib Lawsuit,” was filed by plaintiff Lori Weinrib, in the Maryland Circuit Court for Baltimore City on April 25, 2022. The eighth suit, styled as Milbourne v. Bartkowski, et al., No. 24-C-22-002038, which we refer to as the “Milbourne Lawsuit,” was filed by plaintiff Rebecca Milbourne in the Maryland Circuit Court for Baltimore City on April 25, 2022.

The Stein Lawsuit names as defendants the Company and the Company’s directors. The Stein Lawsuit asserts, on behalf of the individual plaintiff, (1) a cause of action under Section 14(a) of the Exchange Act and its implementing regulations, alleging that purported omissions render the proxy statement false and misleading; and (2) a “control person” claim under Section 20(a) of the Exchange Act based on the alleged Section 14(a) violation. The Stein Lawsuit alleges that the proxy statement omits material information on certain topics, including line items used to calculate non-GAAP financial metrics, a reconciliation of non-GAAP financial metrics to GAAP metrics, levered free cash flow information, and input data and assumptions used in Goldman Sachs’ analysis. Relying on those allegations, the Stein Lawsuit asserts a claim under Section 14(a) of the Exchange Act against all defendants and a claim under Section 20(a) of the Exchange Act against the members of our board of directors. The Stein Lawsuit seeks to enjoin defendants from proceeding with the proposed merger, rescission of the merger and an award of damages if the merger is consummated, and an award of plaintiff’s costs and attorney’s fees.

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

Additionally, in the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

Item 1A.    Risk Factors

    A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    Restrictions on Dividends

The Merger Agreement restricts our ability to pay dividends on our capital stock, however, we are permitted to pay (i) a quarterly dividend for the fiscal quarter ended March 31, 2022 on our Common Stock of $0.175 per share with a record date consistent with the historical record date from fiscal year 2021 and (ii) monthly dividends, in accordance with the applicable governing documents and past practice, on our Preferred Stock with record dates consistent with historical record dates from fiscal year 2021. On February 24, 2022, our board of directors declared a quarterly dividend for the fiscal quarter ended March 31, 2022 on our Common Stock of $0.175 per share which was paid on April 14, 2022 to stockholders of record on March 15, 2022.

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
2.1
Agreement and Plan of Merger, dated as of February 16, 2022, by and among Pike Parent LLC, Pike Merger Sub I LLC, Pike Merger Sub II LLC, Pike Merger Sub III LLC, Preferred Apartment Communities, Inc., Preferred Apartment Communities Operating Partnership, L.P., and PAC Operations, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

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

3.3
First Amendment to Fifth Amended and Restated Bylaws of Preferred Apartment Communities, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

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

PREFERRED APARTMENT COMMUNITIES, INC.

Date: May 9, 2022	By:	/s/ Joel T. Murphy
Joel T. Murphy
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ John A. Isakson
John A. Isakson
Chief Financial Officer
(Principal Financial Officer)